Form 10-Q
period 1995-06-30
OLD SECOND BANCORP INC
filed 1995-08-15
CIK 357173

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 1995

Commission file No. 0-10537

                Old Second Bancorp, Inc.
(Exact name of registrant as specified in its charter)

         Delaware                         36-3143493

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)

 37 South River Street, Aurora, Illinois        60507
(Address of principal executive offices)     (Zip Code)

 (708) 892-0202
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year,
           if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]      No[ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,350,165 shares of no par value common stock are outstanding as of August 8, 1995.

There are no exhibits with this Form 10-Q.
               Page 1 of 11 Pages

    Part I - Financial Information
    Item 1 - Financial Statements

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE DATA)


                                           June 30,  December 31,
                                              1995      1994
                                            ---------  ---------
    ASSETS
    ------
    Cash and Due from Banks, Non-
      Interest Bearing                        $31,839   $43,201
    Interest Bearing Deposits With Banks          600       400
    Federal Funds Sold                         61,700    35,150
                                              -------   -------
      Total Cash and Cash Equivalents          94,139    78,751

    Available for Sale Securities             258,155   239,147
    Held to Maturity Securities                           7,012
                                              -------   -------
      Total Investment Securities             258,155   246,159

    Loans                                     380,657   357,019
     Less:Allowance For Possible Loan Losses    5,833     5,753
          Unearned Income                         617       605
                                              -------   -------
      Loans, Net                              374,207   350,661

    Bank Premises and Equipment, Net           14,015    14,303
    Other Assets                               14,485    18,322
                                              -------   -------
    TOTAL ASSETS                             $755,001  $708,196
                                              =======   =======
    LIABILITIES
    -----------
    Deposits:
      Demand                                $  96,795  $111,044
      Savings                                 270,619   270,037
      Time                                    293,261   250,805
                                              -------   -------
         Total Deposits                       660,675   631,886

    Securities Sold Under Agreements
     to Repurchase                             11,210     6,791
    Other Short-Term Borrowings                 5,712     2,786
    Note Payable                                   40        80
    Other Liabilities                           5,782     5,052
                                              -------   -------
        Total Liabilities                     683,419   646,595
                                              -------   -------
    STOCKHOLDERS' EQUITY
    --------------------
    Preferred Stock, no par value, 300,000 shares
      authorized, none issued
    Common Stock, no par value
      shares authorized: 3,500,000
      shares issued: 2,350,165                15,377    15,377

    Retained Earnings                         55,463    51,859
    Net Unrealized Gain (Loss) on Investments    742    (5,635)
                                             -------   -------
    Total Stockholders' Equity                71,582    61,601
                                             -------   -------
    TOTAL LIABILITIES&STOCKHOLDERS' EQUITY  $755,001  $708,196
                                             =======   =======


      See accompanying notes.




        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                        Three Months Ended
                                              June 30,
                                        ------------------
                                            1995     1994
                                           ------   ------
    INTEREST INCOME:
    ---------------
      Interest and Fees on Loans             $8,470    $6,995
      Interest and Dividends on
        Investment Securities:
          Taxable                             3,035     2,823
          Exempt From Federal Income Tax      1,007       934
      Interest on Federal Funds Sold            550       253
      Interest on Interest Bear. Dep.             5         8
                                             ------    ------
          Total Interest Income              13,067    11,013
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        1,922     1,665
      Time Deposits                           3,994     2,648
      Securities Sold Under Agreements
        To Repurchase                            19         9
      Other Short-Term Borrowings                39        30
      Note Payable                                1         2
                                             ------    ------
          Total Interest Expense              5,975     4,354
                                             ------    ------
          Net Interest Income                 7,092     6,659
    Provision for Possible
       Loan Losses                               19        61
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses     7,073     6,598

    OTHER INCOME:
    ------------
      Trust Fees                                855       728
      Service Charges on Deposit Accounts       625       636
      Other Income                              312       374
                                             ------    ------
          Total Other Income                  1,792     1,738
                                             ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          3,053     2,985
      Net Occupancy of Bank Premises            360       419
      Furniture and Equipment                   461       503
      FDIC Insurance                            349       325
      Marketing                                 154       205
      Stationery and Supplies                   179       129
      Goodwill Amortization                     129       129
      Other                                     967     1,035
                                             ------    ------
          Total Other Expenses                5,652     5,730
                                             ------    ------
    Income Before Income Taxes                3,213     2,606
    Income Tax Expense                          881       727
                                             ------    ------
    Net Income                               $2,332    $1,879
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $0.99     $0.80
       Dividends Declared                      0.20      0.20

    Average Shares Outstanding            2,350,165 2,350,165


    (TABLE CONTINUED)

                                                Six Months Ended
                                                  June 30,
                                                ----------------
                                                 1995       1994
                                                ------     ------
    INTEREST INCOME:
    ---------------
      Interest and Fees on Loans               $16,656   $13,738
      Interest and Dividends on
        Investment Securities:
          Taxable                                6,029     5,513
          Exempt From Federal Income Tax         1,963     1,857
      Interest on Federal Funds Sold               872       527
      Interest on Interest Bear. Dep.               11        23
                                                ------    ------
          Total Interest Income                 25,531    21,658
                                                ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                           3,741     3,337
      Time Deposits                              7,393     5,292
      Securities Sold Under Agreements
        To Repurchase                               29        17
      Other Short-Term Borrowings                   98        62
      Notes Payable                                  2        43
                                                ------    ------
          Total Interest Expense                11,263     8,751
                                                ------    ------
          Net Interest Income                   14,268    12,907
    Provision for Possible
       Loan Losses                                  59       162
                                                ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses       14,209    12,745
    OTHER INCOME:
    ------------
      Trust Fees                                 1,594     1,410
      Service Charges on Deposit Accounts        1,221     1,207
      Other Income                                 581       811
                                                ------    ------
          Total Other Income                     3,396     3,428
                                                ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits             6,094     5,920
      Net Occupancy of Bank Premises               746       803
      Furniture and Equipment                      935     1,048
      FDIC Insurance                               697       651
      Marketing                                    336       413
      Stationery and Supplies                      323       306
      Goodwill Amortization                        258       258
      Other                                      2,012     2,081
                                                ------    ------
          Total Other Expenses                  11,401    11,480
                                                ------    ------
    Income Before Income Taxes                   6,204     4,693
    Income Tax Expense                           1,743     1,210
                                                ------    ------
    Net Income                                  $4,461    $3,483
                                                ======    ======
    Per Share Amounts:
    -----------------
       Net Income                                $1.90     $1.48
       Dividends Declared                         0.40      0.40

    Average Shares Outstanding               2,350,165 2,350,165

        See accompanying notes.

             Page 3

    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATMENTS OF CASH FLOWS
                  (UNAUDITED)
                (IN THOUSANDS)
                                             For the Six Months
                                               Ended June 30,
                                                1995      1994
                                               -----     -----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
    Interest Received                        $25,885   $21,962
    Interest Paid                            (10,713)   (8,986)
    Paid to Suppliers and Employees          (11,334)  (10,923)
    Trust Fees Received                        1,594     1,410
    Income Taxes Paid                         (1,640)     (665)
    Service Charges Received on Deposit
     Accounts                                  1,221     1,207
    (Increase) Decrease Mortgages Held
      for Resale                                (484)    5,981
    Other Income Received                        581       811
                                              ------    ------
    Net Cash Provided By Operating Activities  5,110    10,797
                                              ------    ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
    Net Increase in Loans                    (23,121)  (14,165)
    Purchases of Available for Sale
      Securities                             (18,839)  (30,432)
    Proceeds from Maturities of Available
      for Sale Securities                     16,858    16,469
    Purchases of Held to Maturity Securities            (2,441)
    Proceeds from Maturities of Held to
      Maturity Securities                                2,315
    Capital Expenditures                        (341)     (699)
    Other, Net                                   705       133
                                              ------    ------
    Net Cash Used in Investing Activities    (24,738)  (28,820)
                                              ------    ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    -------------------------------------
    Net Increase in Deposits                  28,789    10,640
    Increase Other Short-term Borrowings       7,345     2,366
    Decrease in Notes Payable                    (40)   (3,128)
    Dividends Paid                            (1,071)     (857)
    Other, Net                                    (7)     (403)
                                              ------    ------
    Net Cash Provided by Financing Activities 35,016     8,618
                                              ------    ------
    Net Increase (Decrease) in Cash
     & Cash Equivalents                       15,388    (9,405)
    Cash & Cash Equivalents
     at Beginning of Period                   78,751    68,519
                                              ------    ------
    Cash & Cash Equivalents at End of Period $94,139   $59,114
                                              ======    ======
    RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                $4,461    $3,483
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation                             629       657
        Provision for Possible Loan Losses        59       162
        Increase in Taxes Payable                101       590
        Provision (Benefit)
          for Deferred Income Taxes                2       (45)
        Increase in Interest Receivable          (41)     (285)
        Increase(Decrease) in Interest Payable   550      (235)
        Net Premium Amortization                 396       589
        Goodwill Amortization                    258       258
        (Increase) Decrease Mortgages Held
          for Resale                            (484)    5,981
        Decrease in Accrued Expenses            (401)     (260)
        Increase in Prepaid Expenses            (420)      (98)
                                                 ---     -----
          Total Adjustments                      649     7,314
                                                 ---     -----
          Net Cash Provided by
            Operating Activities              $5,110   $10,797
                                               =====    ======

        See accompanying notes.



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management to a fair statement of results for the interim periods presented. Results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE 2 - ACCOUNTING FOR IMPAIRMENT OF A LOAN

Effective January 1, 1995, the Corporation prospectively adopted
Financial Accounting Standards Number 114  "Accounting by
Creditors for Impairment of a Loan". Adoption of this standard had no material effect on the Corporation's financial position or results of operation.


NOTE 3 - BUSINESS COMBINATIONS

On June 30, 1995 Old Second issued 208,000 shares of common stock to acquire 100% of the outstanding common stock of Bank of Sugar Grove. The acquisition of Bank of Sugar Grove was accounted for as a pooling-of-interests; accordingly, the financial statements have been restated for all periods presented to include the accounts and results of operation of Bank of Sugar Grove.

Operating results of Old Second and Bank of Sugar Grove for the three months and six months ended June 30, 1995 and 1994, prior to restatement are as follows:

                       Three Months Ended June 30,

                             1995      1994
(In thousands)               -----     -----
Old Second
Net Interest Income        $6,609     $6,261
Net Income                  2,190      1,857

Sugar Grove
Net Interest Income           483        398
Net Income                    142         22

Combined
Net Interest Income         7,092      6,659
Net Income                  2,332      1,879


(TABLE CONTINUED)

                       Six Months Ended June 30,

                            1995       1994
(In thousands)             -----      -----

Old Second
Net Interest Income        $13,301   $12,100
Net Income                   4,189     3,380
Sugar Grove
Net Interest Income            967       807
Net Income                     272       103

Combined
Net Interest Income         14,268    12,907
Net Income                   4,461     3,483

    Page 5

NOTE 4 - INVESTMENT SECURITIES

On June 30, 1995, Sugar Groves' Held to Maturity Securities were transferred to Available for Sale Securities to conform with Old Second's investment classifications. In accordance with Statement of Financial Accounting Standard Number 115 "Accounting for Certain Investments in Debt and Equity Securities", Held to Maturity Securities were previously reported at amortized cost. At June 30, 1995 the amortized cost was $10,645,000 with a fair value of $10,815,000. Available for Sale Securities are reported at fair value with net unrealized gains and losses reported as a separate component of Stockholders' Equity. Since this transaction resulted in no cash inflows or outflows during the period, it has not been disclosed on the face of the Statement of Cash Flows.

PART 1 - FINANCIAL INFORMATION
ITEM 2

              OLD SECOND BANCORP, INC. AND SUBSIDIARIES
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc.
and its subsidiaries.

FINANCIAL CONDITION

Total Assets at June 30, 1995 of $755,001,000 were up 6.6% from the 1994 year-end total of $708,196,000. Total Investment Securities increased $11,996,000 (4.9%). To conform with Old Second's investment classifications, Sugar Groves' held to maturity securities were transferred to the available for sale classification on June 30, 1995. Net Loans increased $23,546,000 (6.7%), primarily in commercial and real estate.

Total Deposits of $660,675,000 were up 4.6% from the 1994 year-end total of $631,886,000. Time Deposits increased $42,456,000 (16.9%) as depositors appeared to be taking advantage of higher rates on Certificates of Deposit. Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings increased $4,419,000 and $2,926,000, respectively, from 1994 year-end. The increase in deposits and short-term borrowings provided funds for the increase in investments and loan activity as well as an increase in Federal Funds Sold.

Total Stockholders' Equity of $71,582,000 was up $9,981,000 (16.2%) from the 1994 year-end total of $61,601,000. The increase was due to additional Retained Earnings of $3,604,000 and the change in the Net Unrealized Gain (Loss) on Investments which resulted in an increase of $6,377,000.
    Page 7

RESULTS OF OPERATIONS

Operating results include net income for Old Second Bancorp, Inc. and its subsidiaries for the six months ended June 30, 1995 and 1994.
Net Interest Income for the three months ended June 30, 1995 of $7,092,000 was up $433,000 (6.5%) over the like period of 1994.
Net Interest Income for the six months of $14,268,000 was up $1,361,000 (10.5%) over the first six months of 1994. The increase in Net Interest Income was attributable mainly to volume.

Total Interest Income for the three and six months of 1995 was higher than 1994 by $2,054,000 (18.7%) and $3,873,000 (17.9%), respectively. Total Interest Expense for the three and six months ended June 30, 1995 increased $1,621,000 (37.2%) and $2,512,000
(28.7%), respectively, from the same period in 1994.

Total Other Income for the three months ending June 30, 1995 of $1,792,000 was up $54,000 (3.1%) from the same period a year ago.

Trust Fees increased $127,000 (17.4%) for the quarter. For the six months, Total Other Income decreased $32,000 from the like time period in 1994, due primarily to lower loan origination fees from Mortgages Held for Resale, offset by an increase of $184,000 in Trust Fees.

Total Other Expenses for the three and six months of 1995 remained substantially the same as the like periods in 1994. For the six months, Net Occupancy and Furniture and Equipment decreased $57,000 (7.1%) and $113,000 (10.8%), respectively, from the same period in 1994, while Salaries and Employee Benefits increased $174,000.

LIQUIDITY

Liquidity is generally defined as the ability to meet cash flow requirements. For a bank, meeting cash flow requirements means having funds available to satisfy customer credit needs as well as having funds available to meet depositor withdrawal requests. For the Corporation, liquidity means having funds available to pay cash dividends, debt service and operating expenses. Liquid assets consist primarily of non-interest bearing and interest bearing deposits, overnight federal funds sold and unpledged investment securities. The Consolidated Statements of Cash Flows included with the financial statements herein set forth the cash flows from operating, investing and financing activities for the various time periods.

Net cash provided by operating activities was $5,110,000 and $10,797,000 for the six months ended June 30, 1995 and 1994, respectively. The decrease in cash flows from operating activities was primarily attributable to increased activity in Mortgages Held for Resale for the six months in 1995 as compared to the same period in 1994.
Net cash used in investing activities was $24,738,000 and $28,820,000 for the six months ended June 30, 1995 and 1994, respectively. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. The decrease in cash flows from investing activities was primarily attributable to the net increase in loans offset by lower investment securities purchase activity.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowings and notes payable, and the payment of dividends to stockholders.
For the six months, net cash of $35,016,000 and $8,618,000 was provided by financing activities for 1995 and 1994, respectively. An increase in deposits generated cash inflows of $28,789,000 and $10,640,000 for the first six months of 1995 and 1994, respectively. Short-Term Borrowings resulted in cash inflows of $7,345,000 and $2,366,000 for the six months ended June 30, 1995 and 1994, respectively.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Information contained in Item 5 of Bancorp's Form 8-K Current
Report dated July 17, 1995 regarding issuance of common stock for the acquisition of Bank of Sugar Grove is incorporated by reference in this Form 10-Q.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OLD SECOND BANCORP, INC.

                              /s/ R J CARLSON

                             By: R.J. Carlson,
                             President, Chief Financial Officer,
                             Secretary and Director




Date: 8/15/95



OLD SECOND BANCORP, INC.
37 SOUTH RIVER STREET
AURORA ILLINOIS  60507