Form 10-Q/A
period 1995-06-30
OLD SECOND BANCORP INC
filed 1995-09-29
CIK 357173

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q/A

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

There is one exhibit with this Form 10-Q.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      A. Exhibits

         Exhibit 27.  Financial Data Schedule

      B. Reports on Form 8-K

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

                                           By:  R.J. Carlson