Form 10-Q
period 1995-09-30
OLD SECOND BANCORP INC
filed 1995-11-15
CIK 357173

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 92 days.

                Yes [X]      No[ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,350,165 shares of no par value common stock are outstanding as of October 27, 1995.

There is one exhibit with this Form 10-Q.
                 Page 1 of 11 Pages

    Part I - Financial Information
    Item 1 - Financial Statements

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE DATA)


                                           September 30,  December 31,
                                              1995           1994
                                            ---------     ---------
    ASSETS
    ------
    Cash and Due from Banks, Non-
      Interest Bearing                        $46,533   $43,201
    Interest Bearing Deposits With Banks          400       400
    Federal Funds Sold                         42,770    35,150
                                              -------   -------
      Total Cash and Cash Equivalents          89,703    78,751

    Available for Sale Securities             262,817   239,147
    Held to Maturity Securities                           7,012
                                              -------   -------
      Total Investment Securities             262,817   246,159

    Loans                                     385,953   357,019
     Less:Allowance For Possible Loan Losses    5,473     5,753
          Unearned Income                         578       605
                                              -------   -------
      Loans, Net                              379,902   350,661

    Bank Premises and Equipment, Net           14,117    14,303
    Other Assets                               14,882    18,322
                                              -------   -------
    TOTAL ASSETS                             $761,421  $708,196
                                              =======   =======
    LIABILITIES
    -----------
    Deposits:
      Demand                                $  93,687  $111,044
      Savings                                 279,437   270,037
      Time                                    296,464   250,805
                                              -------   -------
         Total Deposits                       669,588   631,886

    Securities Sold Under Agreements
     to Repurchase                              6,854     6,791
    Other Short-Term Borrowings                 4,736     2,786
    Note Payable                                   40        80
    Other Liabilities                           6,374     5,052
                                              -------   -------
        Total Liabilities                     687,592   646,595
                                              -------   -------
    STOCKHOLDERS' EQUITY
    --------------------
    Preferred Stock, no par value, 300,000 shares
      authorized, none issued
    Common Stock, no par value
      shares authorized: 3,500,000
      shares issued: 2,350,165                15,377    15,377

    Retained Earnings                         57,285    51,859
    Net Unrealized Gain (Loss) on Investments  1,167    (5,635)
                                             -------   -------
    Total Stockholders' Equity                73,829    61,601
                                             -------   -------
    TOTAL LIABILITIES&STOCKHOLDERS' EQUITY  $761,421  $708,196
                                             =======   =======


      See accompanying notes.




        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                        Three Months Ended
                                           September 30,
                                        ------------------
                                            1995     1994
                                           ------   ------
    INTEREST INCOME:
    ---------------
      Interest and Fees on Loans             $8,625    $7,370
      Interest and Dividends on
        Investment Securities:
          Taxable                             3,112     3,110
          Exempt From Federal Income Tax      1,052       911
      Interest on Federal Funds Sold            648       290
      Interest on Interest Bear. Dep.             5         8
                                             ------    ------
          Total Interest Income              13,442    11,689
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        1,998     1,821
      Time Deposits                           4,266     2,780
      Securities Sold Under Agreements
        To Repurchase                            61        18
      Other Short-Term Borrowings                54        23
      Note Payable                                1         2
                                             ------    ------
          Total Interest Expense              6,380     4,644
                                             ------    ------
          Net Interest Income                 7,062     7,045
    Provision for Possible
       Loan Losses                               20         5
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses     7,042     7,040

    OTHER INCOME:
    ------------
      Trust Fees                                789       729
      Service Charges on Deposit Accounts       624       648
      Other Income                              380       262
      Securities Gains                            0         4
                                             ------    ------
          Total Other Income                  1,793     1,643
                                             ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          3,007     2,876
      Net Occupancy of Bank Premises            475       386
      Furniture and Equipment                   505       435
      FDIC Insurance                            (36)      334
      Marketing                                 248       202
      Stationery and Supplies                   204       165
      Goodwill Amortization                     129       129
      Other                                   1,088     1,052
                                             ------    ------
          Total Other Expenses                5,620     5,579
                                             ------    ------
    Income Before Income Taxes                3,215     3,104
    Income Tax Expense                          924       895
                                             ------    ------
    Net Income                               $2,291    $2,209
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $0.97     $0.94
       Dividends Declared                      0.20      0.20

    Average Shares Outstanding            2,350,165 2,350,165


    (TABLE CONTINUED)

                                                Nine Months Ended
                                                  September 30,
                                                ----------------
                                                 1995       1994
                                                ------     ------
    INTEREST INCOME:
    ---------------
      Interest and Fees on Loans               $25,281   $21,108
      Interest and Dividends on
        Investment Securities:
          Taxable                                9,141     8,623
          Exempt From Federal Income Tax         3,015     2,768
      Interest on Federal Funds Sold             1,520       817
      Interest on Interest Bear. Dep.               16        31
                                                ------    ------
          Total Interest Income                 38,973    33,347
                                                ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                           5,739     5,158
      Time Deposits                             11,659     8,072
      Securities Sold Under Agreements
        To Repurchase                               90        35
      Other Short-Term Borrowings                  152        85
      Notes Payable                                  3        45
                                                ------    ------
          Total Interest Expense                17,643    13,395
                                                ------    ------
          Net Interest Income                   21,330    19,952
    Provision for Possible
       Loan Losses                                  79       167
                                                ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses       21,251    19,785

    OTHER INCOME:
    ------------
      Trust Fees                                 2,383     2,139
      Service Charges on Deposit Accounts        1,845     1,855
      Other Income                                 961     1,073
      Securities Gains                               0         4
                                                ------    ------
          Total Other Income                     5,189     5,071
                                                ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits             9,101     8,796
      Net Occupancy of Bank Premises             1,221     1,189
      Furniture and Equipment                    1,440     1,483
      FDIC Insurance                               661       985
      Marketing                                    584       615
      Stationery and Supplies                      527       471
      Goodwill Amortization                        387       387
      Other                                      3,100     3,133
                                                ------    ------
          Total Other Expenses                  17,021    17,059
                                                ------    ------
    Income Before Income Taxes                   9,419     7,797
    Income Tax Expense                           2,667     2,105
                                                ------    ------
    Net Income                                  $6,752    $5,692
                                                ======    ======
    Per Share Amounts:
    -----------------
       Net Income                                $2.87     $2.42
       Dividends Declared                         0.60      0.60

    Average Shares Outstanding               2,350,165 2,350,165

        See accompanying notes.

             Page 3

    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATMENTS OF CASH FLOWS
                  (UNAUDITED)
                (IN THOUSANDS)
                                             For the Nine Months
                                             Ended September 30,
                                                1995      1994
                                               -----     -----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
    Interest Received                        $38,728   $33,170
    Interest Paid                            (16,956)  (13,497)
    Paid to Suppliers and Employees          (16,297)  (16,327)
    Trust Fees Received                        2,383     2,139
    Income Taxes Paid                         (2,595)   (2,358)
    Service Charges Received on Deposit
     Accounts                                  1,845     1,855
    (Increase) Decrease Mortgages Held
      for Resale                              (1,368)    6,195
    Other Income Received                        961     1,073
                                              ------    ------
    Net Cash Provided By Operating Activities  6,701    12,250
                                              ------    ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
    Net Increase in Loans                    (27,952)  (18,812)
    Purchases of Available for Sale
      Securities                             (33,409)  (40,840)
    Proceeds from Maturities of Available
      for Sale Securities                     27,383    24,173
    Purchases of Held to Maturity Securities            (2,441)
    Proceeds from Maturities of Held to
      Maturity Securities                                2,425
    Capital Expenditures                        (775)     (912)
    Other, Net                                   789       109
                                              ------    ------
    Net Cash Used in Investing Activities    (33,964)  (36,298)
                                              ------    ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    -------------------------------------
    Net Increase in Deposits                  37,702    30,249
    Increase (Decrease) in Other Short-term
      Borrowings                               2,013    (3,111)
    Decrease in Notes Payable                    (40)   (3,088)
    Dividends Paid                            (1,500)   (1,285)
    Other, Net                                    40      (412)
                                              ------    ------
    Net Cash Provided by Financing Activities 38,215    22,353
                                              ------    ------
    Net Increase (Decrease) in Cash
     & Cash Equivalents                       89,703    (1,695)
    Cash & Cash Equivalents
     at Beginning of Period                   78,751    68,519
                                              ------    ------
    Cash & Cash Equivalents at End of Period $10,952   $66,824
                                              ======    ======
    RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                $6,752    $5,692
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation                             961       963
        Provision for Possible Loan Losses        79       167
        Increase (Decrease) in Taxes Payable     142      (208)
        Benefit for Deferred Income Taxes        (70)      (45)
        Increase in Interest Receivable         (723)     (888)
        Increase(Decrease) in Interest Payable   688      (101)
        Net Premium Amortization                 477       711
        Goodwill Amortization                    387       387
        (Increase) Decrease Mortgages Held
          for Resale                          (1,368)    6,195
        Decrease in Accrued Expenses            (347)     (208)
        Increase in Prepaid Expenses            (277)     (411)
        Securities Gains                                    (4)
                                                 ---     -----
          Total Adjustments                      (51)    6,558
                                                 ---     -----
          Net Cash Provided by
            Operating Activities              $6,701   $12,250
                                               =====    ======

        See accompanying notes.



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management to a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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

Operating results of Old Second and Bank of Sugar Grove for the three months and nine months ended September 30, 1995 and 1994, prior to restatement are as follows:

                       Three Months Ended September 30,

                             1995      1994
(In thousands)               -----     -----
Old Second
Net Interest Income        $6,643     $6,623
Net Income                  2,247      2,127

Sugar Grove
Net Interest Income           419        422
Net Income                     44         82

Combined
Net Interest Income         7,062      7,045
Net Income                  2,291      2,209


(TABLE CONTINUED)

                       Nine Months Ended September 30,

                            1995       1994
(In thousands)             -----      -----

Old Second
Net Interest Income        $19,944   $18,723
Net Income                   6,436     5,507

Sugar Grove
Net Interest Income          1,386     1,229
Net Income                     316       185

Combined
Net Interest Income         21,330    19,952
Net Income                   6,752     5,692

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

FINANCIAL CONDITION

Total Assets at September 30, 1995 of $761,421,000 were up 7.5% from the 1994 year-end total of $708,196,000. Total Investment
Securities increased $16,658,000 (6.8%).  To conform with Old
Second's investment classifications, Sugar Groves' held to maturity securities were transferred to the available for sale classification on June 30, 1995. Net Loans increased $29,241,000
(8.3%).

Total Deposits of $669,588,000 were up 6.0% from the 1994 year-end total of $631,886,000. Time Deposits increased
$45,659,000 (18.2%) as depositors appeared to be taking advantage of higher rates on Certificates of Deposit. Other Short-Term Borrowings increased $1,950,000 from 1994 year-end. The increase in deposits and short-term borrowings provided funds for the increase in investments and loan activity as well as an increase in federal funds sold.

Total Stockholders' Equity of $73,829,000 was up $12,228,000 from the 1994 year-end total of $61,601,000. The increase was due to additional Retained Earnings of $5,426,000 and the change in the Net Unrealized Gain (Loss) on Investments which resulted in an increase of $6,802,000.
    Page 7

RESULTS OF OPERATIONS

Operating results include net income for Old Second Bancorp, Inc.
and its subsidiaries for the nine months ended September 30, 1995 and 1994.

Net Interest Income for the three months ended September 30, 1995 of $7,062,000 was up $17,000 over the like period of 1994. Net
Interest Income for the quarter in 1994 included an adjustment to discount accretion on investments that resulted in $172,000 additional interest income. Net Interest Income for the nine months of $21,330,000 was up $1,378,000 (6.9%) over the first nine months of 1994. The increase in Net Interest Income was attributable mainly to volume.

Total Interest Income for the three and nine months of 1995 was higher than 1994 by $1,753,000 (15.0%) and $5,626,000 (16.9%), respectively. Total Interest Expense for the three and nine months ended September 30, 1995 increased $1,736,000 (37.4%) and $4,248,000
(31.7%), respectively, from the same period in 1994.

Total Other Income for the three months ending September 30, 1995 of $1,793,000 was up $150,000 (9.1%) from the same period a year ago. Other Income increased $118,000 (45.0%) and Trust Fees increased $60,000 (8.2%) for the quarter. For the nine months, Total Other Income increased $118,000 from the like time period in 1994, due primarily to an increase in Trust Fees.

Total Other Expenses for the three and nine months of 1995 remained substantially the same as the like periods in 1994. For the quarter and nine months, Salaries and Employee Benefits increased $131,000 and $305,000, respectively. Federal Deposit
Insurance decreased $370,000 and $324,000 for the quarter and nine months, respectively, due primarily to a refund of $387,000 in September 1995.

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

Net cash provided by operating activities was $6,701,000 and $12,250,000 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in cash flows from operating activities was primarily attributable to increased activity in Mortgages Held for Resale for the nine months in 1995 as compared to the same period in 1994.

Net cash used in investing activities was $33,964,000 and $36,298,000 for the nine months ended September 30, 1995 and 1994, respectively. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. The net increase in loans offset by lower investment securities purchase activity in 1995 generated lower cash outflows than the same period in 1994.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowings and notes payable, and the payment of dividends to stockholders.
For the nine months, net cash of $38,215,000 and $22,353,000 was provided by financing activities for 1995 and 1994, respectively.
An increase in deposits generated cash inflows of $37,702,000 and $30,249,000 for the first nine months of 1995 and 1994, respectively. Short-Term Borrowings resulted in cash outflows of $2,013,000 for the nine months ended September 30, 1995 and cash inflows of $3,111,000 for the same period in 1994.

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




Date: 11/15/95



OLD SECOND BANCORP, INC.
37 SOUTH RIVER STREET
AURORA ILLINOIS  60507