Form 10-K
period 1995-12-31
OLD SECOND BANCORP INC
filed 1996-03-22
CIK 357173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)

     X         Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act
                          of 1934 (Fee Required)

                For the fiscal year ended December 31, 1995

                                    or

               Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act
                         of 1934 (No Fee Required)

         For the Transition Period From __________ to __________.

                     Commission file number 0-10537


                          Old Second Bancorp, Inc.
          (Exact name of Registrant as specified in its charter)

       Delaware                         36-3143493
(State of Incorporation)          (I.R.S. Employer I.D. No.)

              37 South River Street, Aurora, Illinois  60507
            (Address of principal executive offices) (Zip Code)

                              (708) 892-0202
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Yes

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                      Yes    X    No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                    $108,107,590 as of March 21, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

2,350,165 shares of no par value common stock at March 21, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the December 31, 1995 Annual Report to Stockholders and the Registrant's Proxy Statement dated February 9, 1996, have been incorporated by reference in Parts I, II and III of the Annual Report on Form 10-K, to the extent indicated herein.

Index to Exhibits is in Part IV on pages 19 and 20.
This Form 10-K consists of 79 pages.

                                Part I

Item 1.  Business

OLD SECOND BANCORP, INC.

     Old Second Bancorp, Inc. ("Bancorp") was organized on
September 8, 1981 by the directors of The Old Second National Bank of Aurora ("Old Second"). Bancorp was incorporated under the laws of the State of Delaware on September 18, 1981.

     Bancorp is a multi-bank holding company which at December 31, 1995, had seven subsidiary banks, as follows: The Old Second National Bank of Aurora, The Old Second Community Bank of North Aurora, The Old Second Community Bank of Aurora, The Yorkville National Bank, Burlington Bank, Kane County Bank and Trust and Bank of Sugar Grove.

     The directors of Bancorp are the same as the directors of Old Second. The directors receive no fees for Bancorp meetings. Bancorp has no salaried employees. The officers of Bancorp are also officers of Old Second.

     Bancorp derives its income principally through the lending and investing activities of its subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Shown below are the names and ages of the executive officers of Bancorp with an indication of all positions and offices held with
Bancorp:

                                        Old Second Bancorp,
Name                     Age            Inc. Offices (1)
James E. Benson          65             Chairman, Chief Executive
                                        Officer, and Director

R. J. Carlson            60             President, Chief Operating
                                        Officer, Chief Financial
                                        Officer, Secretary and
                                        Director

William B. Skoglund      45             Vice President, Assistant
                                        Secretary and Director

George Starmann III      52             Vice President and
                                        Director

<F1>
(1) Offices with Bancorp have been held since the formation of Bancorp in 1981, with the following exceptions: James E. Benson was appointed Chairman in 1992. R. J. Carlson was appointed Chief Operating Officer in 1995, promoted from Vice-President to President in 1992 and elected to the Board of Directors in January of 1987. William B. Skoglund was appointed as an Officer and elected as a Director in March of 1992. George Starmann III was appointed as Vice-President in 1994 and elected as a Director in March 1995. Officers are appointed annually by the Board of Directors.


OLD SECOND BANCORP SUBSIDIARIES

     The Old Second National Bank of Aurora is located at 37 South River
Street, Aurora, Illinois. The Old Second is the successor to a bank that was founded in 1871, and is incorporated under the laws of the United
States. Old Second offers complete banking and trust services for retail, commercial, industrial, and public entity customers in Aurora and the surrounding area. Services include loans to all customer segments, checking, savings and time deposits; lock box service and safe deposit boxes; trust and other fiduciary services to commercial customers and individuals and other customer services. Non-FDIC insured mutual funds, stocks, bonds, securities and annuities are provided by Elan Investment
Services, Inc., a registered broker/dealer and member of NASD and SIPC. Old
Second has two offsite Automated Teller Machines, and its customers can use certain other financial institutions' offsite teller machines to complete deposit, withdrawal, transfer, and other banking transactions. Old Second is subject to vigorous competition from other banks and many savings and loan associations, as well as credit unions and other financial institutions. Within the Aurora banking market, which is approximated by the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks.

     In December of 1986, Old Second National Bank opened a full-service banking facility at the corner of Wilson Street and Randall Road in Batavia, Illinois. In July of 1991, the Fox Valley Center branch was opened at 4080 Fox Valley Center Drive, Aurora, Illinois. A third branch was opened at 555 Redwood Drive, Aurora, Illinois on January 4, 1993. In 1995, a new trust office was opened at 321 James Street in Geneva. Old Second also leased space in 1995 from Kane County Bank located at 111 North Main Street in Elburn, Illinois and assumed that bank's trust operations under the Old
Second name.

     At December 31, 1995, Old Second had 196 full-time employees, including 51 officers, and 68 part-time employees.

     The Old Second Community Bank of North Aurora is located at 200 West
John Street in the Village of North Aurora. The Old Second Community Bank of Aurora is located at 1350 North Farnsworth Avenue, Aurora, Illinois.
Yorkville National Bank is located at 102 E. Van Emmon Street, Yorkville,
Illinois.  In September of 1988, Yorkville National Bank opened a Teller
Facility in the Countryside Shopping Center at the corner of Routes 34 and 47 in Yorkville, Illinois. Burlington Bank was acquired and is located at 194 S. Main Street, Burlington, Illinois. Kane County Bank and Trust
Company is located at 122 North Main Street, Elburn, Illinois.  Kane County
Bank and Trust Company has a branch facility located at 40W422 Route 64 in Wasco, Illinois. In June of 1995, Bank of Sugar Grove was acquired and is located at Cross Street at Illinois Route 47, Sugar Grove, Illinois.







     These Banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Yorkville, Burlington, Elburn, Wasco and Sugar Grove communities and surrounding areas. Services include loans to all customer segments, checking, savings and time deposits, and other customer services. With the exception of Yorkville's main banking facility, these Banks have onsite 24 hour
Automated Teller Machines where as Yorkville has one offsite Automated Teller
Machine. Their customers can use certain other financial institutions' offsite teller machines to complete deposit, withdrawal, transfer, and other banking transactions as well.

     The banks are subject to vigorous competition from other banks and many savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Yorkville National Bank banking market, which is approximated by the southern one-third of Kane and all of Kendall County, there are approximately 10 other banks or banking facilities and several savings and loan associations.

     At December 31, 1995, The Old Second Community Bank of North Aurora had 23 employees, and The Old Second Community Bank of Aurora had
24 employees.  The Yorkville National Bank had 44 employees,
Burlington Bank had 13 employees, Kane County Bank and Trust had 24 employees and Bank of Sugar Grove had 24 employees.

     The only industry segment in which Bancorp and its subsidiaries are engaged is banking, and there are no foreign operations.




ADDITIONAL STATISTICAL INFORMATION - OLD SECOND BANCORP, INC.
     The following table presents additional statistical information about
Bancorp and its subsidiary banks, their operations and financial condition.

Unless otherwise indicated, all tables have been restated to reflect the acquisition of Bank of Sugar Grove which was accounted for as a pooling-of-interests.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
          INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCE SHEETS
     The condensed consolidated averages of Bancorp and its subsidiary banks for the periods indicated are presented below, in thousands of dollars:

                                               Years Ended
                                               December 31,
                                          1995      1994      1993
                                          ----      ----      ----
ASSETS
Cash and due from banks                $ 31,413   $ 33,903  $ 30,593
Interest bearing deposits
 with banks                                 477      1,036     2,000
Federal funds sold                       36,893     29,779    26,684
                                        -------    -------   -------
Total Cash and Cash
     Equivalents                         68,783     64,718    59,277

Investment Securities:
 Taxable                                187,494    182,437   169,367
 Non Taxable                             70,345     67,423    62,473
Loans, net                              369,765    336,886   315,705
Bank Premises and Equipment, net         14,160     14,262    14,568
Other assets                             12,217     13,526    14,151
                                        -------    -------   -------
     Total Assets                      $722,764   $679,252  $635,541
                                        =======    =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Demand                               $ 91,889   $ 90,119  $ 81,279
  Savings                               265,632    274,214   255,033
  Time                                  284,563    240,842   227,782
                                        -------    -------   -------
     Total Deposits                     642,084    605,175   564,094

Securities sold under agreement
 to repurchase                            3,688      1,705     1,002
Notes payable                                48        585     3,377
Other short - term borrowings             3,041      3,069     3,236
Other liabilities                         5,141      4,135     4,591
                                        -------    -------   -------
     Total Liabilities                  654,002    614,669   576,300
Stockholders' Equity                     68,762     64,583    59,241
                                        -------    -------   -------
     Total Liabilities and
     Stockholders' Equity              $722,764   $679,252  $635,541
                                        =======    =======   =======

The average balance sheets were calculated using daily averages.

Analysis of Net Interest Earnings
     The following table shows information regarding average interest-earning assets and interest-bearing liabilities, by categories and the related interest income or expense for the periods indicated, in thousands of dollars:

                                        Years Ended
                                        December 31,

AVERAGE BALANCES                   1995       1994      1993
                                   ----       ----      ----
Interest-earning assets:
-----------------------
Interest-bearing deposits
 with banks                       $    477   $  1,036  $  2,000
Investment Securities:
 Taxable                           187,494    182,437   169,367
 Non Taxable                        70,345     67,423    62,473
Federal funds sold                  36,893     29,779    26,684
Loans, net:                        369,765    336,886   315,705
                                   -------    -------   -------
     Total interest-earning
     assets                       $664,974   $617,561  $576,229
                                   =======    =======   =======
Interest-bearing liabilities:
----------------------------
Savings deposits                  $265,632   $274,214  $255,033
Time deposits                      284,563    240,842   227,782
Securities sold under
 agreement to repurchase             3,688      1,705     1,002
Notes payable                           48        585     3,377
Other                                3,041      3,069     3,236
                                   -------    -------   -------
     Total interest-bearing
     liabilities                  $556,972   $520,415  $490,430
                                   =======    =======   =======

Interest earned on earning assets:
---------------------------------
Interest-bearing deposits
 with banks                       $      22  $     37  $     65
Investment Securities:
 Taxable                             12,161    11,611    11,169
 Non Taxable                          4,013     3,788     3,908
Federal funds sold                    2,131     1,234       794
Loans, net                           34,239    28,740    27,553
                                     ------    ------    ------
     Total interest earned
     on earning assets            $  52,566  $ 45,410  $ 43,489
                                     ======    ======    ======
Interest paid on liabilities:
----------------------------
Savings deposits                  $   7,753  $  7,061  $  7,207
Time deposits                        15,980    11,097    10,610
Securities sold under
 agreement to repurchase                142        49        32
Notes payable                             4        47       272
Other                                   190       125       103
                                    -------    ------    ------
     Total interest paid on
     interest-bearing liabilities $  24,069  $ 18,379  $ 18,224
                                    =======    ======    ======

Average Yields, Average Rates and Net Yields

The following table shows average yields and average rates, by type of asset or liability and in total, for the periods indicated as well as the yield on earning assets:


                                        Years Ended
                                        December 31,
                                  1995      1994      1993
                                  ----      ----      ----
Average rates earned:
--------------------
Interest-bearing deposits
 with banks                        4.59%     3.57%     3.25%
Investment Securities:
 Taxable                           6.49      6.36      6.59
 Non Taxable *                     5.70      5.62      6.26
Federal funds sold                 5.78      4.14      2.98
Loans, net  **                     9.26      8.53      8.73
                                   ----      ----      ----
Average Yield on earning assets*   7.90%     7.35%     7.55%
                                   ====      ====      ====

Average rates paid:
------------------
Savings deposits                   2.92      2.57      2.83
Time deposits                      5.62      4.61      4.66
Securities sold under
 agreement  to repurchase          3.84      2.87      3.19
Notes payable                      8.75      8.03      8.05
Other                              6.26      4.07      3.18
                                   ----      ----      ----
Average rate paid on interest-
  bearing liabilities              4.32%     3.53%     3.72%
                                   ====      ====      ====
Net yield on interest-earning
  assets*                          4.29%     4.38%     4.38%
                                   ====      ====      ====

* Interest income and yield on tax-exempt securities are not reflected in the tables on a tax-equivalent basis. Net yield on interest-earning assets is net interest divided by total average interest-earning assets.

** Principal balances on nonaccruing loans, if any, are included in net loans on the average balance sheets. There were no out-of-period adjustments or foreign activities for any reportable period.

Loan fees included in the above interest income computations are as follows, in thousands:

                         Years ended December 31,
                         1995           $648
                         1994           $600
                         1993           $665

Changes in Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, by major categories of assets and liabilities, attributable to changes in volume or rate or both, for the periods indicated, in thousands of dollars:

                                     1995 Compared to 1994
                                     Increase (Decrease) Due To
                                     --------------------------
                                  Volume (1)  Rate (1)   Net
                                  ---------   -------    ---
Interest income:
 Interest-bearing deposits
  with banks                        $   (26)   $    11     $  (15)
 Investment securities:
  Taxable                               328        222         550
  Non Taxable                           167         58         225
 Federal funds sold                     411        486         897
 Loans, net                           3,044      2,455       5,499
                                      -----      -----       -----
Net increase                        $ 3,924    $ 3,232     $ 7,156
                                      -----      -----       -----
Interest expense:
 Savings deposits                   $  (250)   $   942     $   692
 Time deposits                        2,455      2,428       4,883
 Securities sold under agreement
  to repurchase                          76         17          93
 Notes Payable                          (45)         2         (43)
 Other                                   (2)        67          65
                                      -----      -----       -----
Net increase                        $ 2,234    $ 3,456     $ 5,690
                                      -----      -----       -----
Increase (decrease)
  in net interest margin            $ 1,690    $(  224)    $ 1,466
                                      -----      -----       -----

                                       1994 Compared to 1993
                                       Increase (Decrease) Due To
                                       --------------------------
                                    Volume (1)   Rate (1)   Net
                                    ---------    -------    ---
Interest income:
 Interest-bearing deposits
  with banks                         $  (34)     $     6    $  ( 28)
 Investment securities:
  Taxable                                840        (398)       442
  Non Taxable                            276        (396)      (120)
 Federal funds sold                      128         312        440
 Loans, net                            1,804        (617)     1,187
                                       -----       -----      -----
Net increase (decrease)              $ 3,014     $(1,093)   $ 1,921
                                       -----       -----      -----
Interest expense:
 Savings deposits                    $   494     $  (640)   $  (146)
 Time deposits                           609        (122)       487
 Securities sold under agreement
  to repurchase                           20          (3)        17
 Notes Payable                          (218)         (7)      (225)
 Other                                    (7)         29         22
                                       -----       -----      -----
Net increase (decrease)              $   898     $  (743)   $   155
                                       -----       -----      -----
Increase (decrease)
  in net interest margin             $ 2,116     $  (350)   $ 1,766
                                       -----       -----      -----

1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the the relationship of the absolute dollar amounts of the change in each.

                    Interest Rate Repricing Gaps

The management of interest rate sensitivity is accomplished by monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Amounts are positioned into rate maturity periods based upon contractual or historical experience of frequency of repricing the respective assets and liabilities. The following table summarizes the interest rate repricing gaps for selected maturity periods as of December 31, 1995:

OLD SECOND BANCORP, INC.
(In thousands)                      Rate Maturity Period
                                    --------------------
                           0-90     91-180     181-365    Over 1
                           Days       Days       Days       Year     Total
                          ------------------------------------------------
INTEREST-EARNING ASSETS:
-----------------------
Interest-earning
 deposits                $    400                                   $    400
Federal funds sold         42,800                                     42,800
Investment securities
 at amortized cost         30,740   $ 14,943    $  24,697  $181,054  251,434
Loans, net                151,045     26,561       45,998   169,723  393,327
                          -------    -------      -------   -------  -------
Total interest-earning
 assets                  $224,985   $ 41,504    $  70,695  $350,777 $687,961
                          -------    -------      -------   -------  -------
INTEREST-BEARING
----------------
LIABILITIES:
-----------
Money market, savings
 and NOW accounts        $166,287                          $105,482 $271,769
Time deposits              83,887   $ 48,791    $ 54,813    109,862  297,353
Other borrowed funds        9,179                                      9,179
                          -------    -------     -------    -------  -------
Total interest-
 bearing liabilities     $259,353   $ 48,791    $ 54,813   $215,344 $578,301
                          -------    -------     -------    -------  -------
Period gap               $(34,368)  $ (7,287)   $ 15,882   $135,433
                          -------    -------     -------    -------
Cumulative gap           $(34,368)  $(41,655)   $(25,773)  $109,660
                          -------    -------     -------    -------


Total interest-earning assets exceeded interest-bearing liabilities by $109,660,000 at December 31, 1995. This difference was funded through noninterest-bearing liabilities and stockholders' equity. The above table shows that total interest-bearing liabilities maturing or repricing within one year exceed interest-earning assets maturing or repricing by $25,773,000. Theoretically, in a period of rising interest rates, it is preferable to have a positive gap (interest-earning assets in excess of interest-bearing liabilities) because more interest-earning assets should mature or reprice within a given time period than interest-bearing liabilities to increase interest income in excess of the increase in interest expense. Conversely, theoretically, in a period of declining interest rates, it is preferable to be in a negative gap position (interest-bearing liabilities in excess of interest-earning assets) because more interest-bearing liabilities should mature or reprice to lower interest expense in excess of the decline in interest income. Because assets and liabilities do not reprice in exactly the same manner as interest levels change, the above table should not be viewed as a sole indicator of how the Bancorp will be affected by changes in interest rates.

                           INVESTMENT PORTFOLIO


   The required information for book value and maturities of investment securities appears in Note D on page 14 and 15 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Weighted Average Yield of Investment Securities

  The weighted average yield for each range of maturities of available-for-sale securities is shown below as of December 31, 1995:


                                     Maturing
                     ------------------------------------------
                     Within    From 1 To   From 5 To    After
                     1 Year    5 Years     10 Years     10 Years
U.S. Treasury and
 U.S. Government
 Agency Obligations   6.86%     6.41%       6.97%       6.61%
State & Political
 Subdivisions         6.80      6.15        5.46        5.96
Mortgage Backed
 Obligations          5.61      5.56
Other                                                   8.05


Note: Yields on tax-exempt obligations are not computed on a tax equivalent basis.

                              LOAN PORTFOLIO

Classification of Loans

The following table shows the classification of loans in thousands of dollars, on the dates indicated:

                                  December 31,

                    1995      1994     1993     1992     1991
                    ----      ----     ----     ----     ----
Commercial,
 financial, and
 agricultural    $141,480  $126,788  $120,734  $105,284  $ 88,172
Real estate:
 Construction      24,783    25,486    21,345    19,284    14,026
 Mortgage         189,906   161,270   159,370   155,121   128,402
Installment        43,336    43,475    35,804    37,604    42,525
                  -------   -------   -------   -------   -------
 Total           $399,505  $357,019  $337,253  $317,293  $273,125
                  =======   =======   =======   =======   =======


The following table shows the percentage of total loans represented by each classification of loans on the dates indicated:

                                  December 31,
                     1995      1994     1993     1992     1991
                     ----      ----     ----     ----     ----
Commercial,
 financial, and
 agricultural         35.4%     35.5%    35.8%    33.2%    32.3%
Real estate:
 Construction          6.2       7.1      6.3      6.1      5.1
 Mortgage             47.5      45.2     47.3     48.9     47.0
Installment           10.9      12.2     10.6     11.8     15.6
                     -----     -----    -----    -----    -----
   Total             100.0%    100.0%   100.0%   100.0%   100.0%
                     =====     =====    =====    =====    =====


Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table is a summary of maturities of loans by certain categories at December 31, 1995 in thousands of dollars:


                                         Due after
                             Due in 1    1 year
                             year or     through   Due after
                             less        5 years   5 years    Total
                             -------     -------   --------   -----
Commercial, financial,
  and agricultural           $82,659    $47,102    $11,719    $141,480
Real estate construction      17,199      7,584          0      24,783


  Commercial, financial, and agricultural loans due after one year in the amount of $31,353,000 at December 31, 1995 have floating or adjustable interest rates. Such loans with fixed rates totaled $27,468,000. Real estate construction loans due after one year in the amount of $6,316,000 have floating or adjustable interest rates. Such loans with fixed rates totaled $1,268,000. Floating or adjustable interest rate loans are those on which the interest rate can be adjusted to changes in the prime rate or other rate changes. Fixed rate loans are those on which the interest rate cannot be changed for the term of the loan.

Risk Elements

    Nonaccrual, past due and restructured loans include, respectively, loans on which no interest is currently being accrued, accruing loans which are past due 90 days or more as to principal or interest payments and loans neither in nonaccrual status nor 90 days delinquent status on which the terms of maturity or interest rate have been renegotiated to provide a reduction or deferral of interest or principal payments, due to a deterioration in the financial position of the borrower. It is management's general policy to discontinue the accrual of interest on a loan when it is past due 90 days with regard to either interest or principal payments. At any given date, Bancorp's subsidiaries may have various loans outstanding, which are accruing interest, are not contractually past due more than 90 days, and are not renegotiated, but which, in management's opinion, may not be repaid according to original terms; these are shown below as "potential loan problems". Management periodically reviews these loan accounts and is of the opinion that, although some restructuring of loan terms may be required, no material loss of principal will occur.

    The following is a summary of loans described above at the dates indicated, in thousands of dollars:

                                             December 31,
                                             -----------
                                 1995     1994     1993    1992   1991
                                 ----     ----     ----    ----   ----
    Nonaccrual, past due and
      restructured loans
         a) Nonaccrual         $3,763   $2,167   $4,428  $3,816 $1,246
         b) Past Due               56      521      473     998  1,872
         c) Restructured           58       69       86     230     95

    Potential Loan Problems(1)  5,198    4,389    2,188   8,969  3,878

<F1>
(1)Loans in this category represent those which have been periodically delinquent as to the payment of principal and interest and are vulnerable to current adverse economic conditions. The collateral position of Bancorp's subsidiaries on these loans mitigates the amount of loss exposure when viewed in their entirety. There were no foreign outstandings or loan concentrations at the dates indicated. Amounts for Potential Loan Problems for 1993, 1992, and 1991 have not been restated for the inclusion of Bank of Sugar Grove.

     Following is information regarding interest income for the year ended December 31, 1995 for domestic loans which are on a nonaccrual basis or restructured as of December 31, 1995, in thousands of dollars:

          Gross interest income that would have been
          included in income for 1995 if the loans
          had been current in accordance with their
          original terms                                   $250

          Gross interest income included in income on
          these loans for 1995                             $102

                      SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for the indicated periods in thousands of dollars is summarized as follows:

                                        Years Ended December 31,
                              1995      1994     1993      1992      1991
                              ----      ----     ----      ----      ----
Average loans net of        $375,459  $341,739  $319,949  $304,247  $269,821
unearned income              =======   =======   =======   =======   =======

Allowance for possible loan
losses:

Balance at beginning of
period                      $  5,753  $  4,471  $  4,598  $  3,802  $  3,284

Additions (deductions):
 Allowance of bank
 acquired                          0         0         0       441       162
 Loans charged- off             (751)     (633)   (2,197)     (946)   (1,513)
 Recoveries                      371     1,360       578       581       163
                             -------   -------   -------   -------   -------
Net (charge-offs)
recoveries                      (380)      727    (1,619)     (365)   (1,350)

Provision charged to
operating expense                303       555     1,492       720     1,706
                             -------   -------   -------   -------   -------
Balance at end of period    $  5,676  $  5,753  $  4,471  $  4,598  $  3,802
                             =======   =======   =======   =======   =======

Allowance for possible loan
losses by category:

Commercial, financial and
agricultural                $  3,298  $  3,368  $  2,612  $  2,660  $  2,200
Real Estate:
 Construction                    150       150       100       125       100
 Mortgage                        860       900       713       730       600
Installment                    1,183     1,150       870       881       714
Unallocated                      185       185       176       202       188
                             -------   -------   -------   -------   -------
Total                       $  5,676  $  5,753  $  4,471  $  4,598  $  3,802

Ratio of net (charge-offs)
recoveries to average loans
outstanding for the period     (.10)%      .21%    (.51)%    (.12)%    (.50)%
                             =======   =======   =======   =======   =======
Charge-offs:

Commercial, financial and
agricultural                $   454   $  474    $ 1,577   $  710    $ 1,082
Real Estate:
 Construction                                                            80
 Mortgage                       134       53        438
Installment                     163      106        182      236        351
                             -------   -------   -------   -------   -------
Total charge-offs               751      633      2,197      946      1,513
                             -------   -------   -------   -------   -------
Recoveries:

Commercial, financial and
agricultural                    298      726        342      378         76
Real Estate:
 Construction                                                 13
 Mortgage                         1      425        170      124         16
Installment                      72      209         66       66         71
                             -------   -------   -------   -------   -------
Total recoveries                371    1,360        578      581        163
                             -------   -------   -------   -------   -------
Net (charge-offs)
recoveries                  $  (380)  $  727    $(1,619)  $ (365)   $ (1,350)
                             =======   =======   =======   =======   =======


The amount of additions to the allowance for possible loan losses charged to operating expense for the periods indicated was based on a variety of factors, including actual charge-offs during the year, historical loss experience, industry guidelines and an evaluation of current and prospective economic conditions in the market area, and a review of the loans currently outstanding.

Average Deposits by Classification

     The following table sets forth the classification of average deposits for the indicated periods, in thousands of dollars:

                                         Years Ended
                                         December 31,
                                         ------------
                                   1995      1994      1993
                                   ----      ----      ----
Demand deposits non-interest  $   91,889    90,119    81,279
   bearing
Interest bearing checking         99,066    96,909    80,942
Savings deposits                 166,566   177,305   174,091
   Time Deposits                 284,563   240,842   227,782
                                 -------   -------   -------
     Total                    $  642,084   605,175   564,094
                                 =======   =======   =======

Average Rates Paid on Interest Bearing Deposits

     The following table sets forth the rates paid on interest bearing deposits for the periods indicated:

                                         Years Ended
                                         December 31,
                                         ------------
                                   1995      1994      1993
                                   ----      ----      ----
Interest bearing checking          2.55%     2.29%     2.66%
Savings deposits                   3.14      2.73      2.90
Time deposits                      5.62      4.61      4.66
                                   ----      ----      ----
     Total                         4.70%     3.81%     3.90%
                                   =====     =====     =====


Maturities of Time Deposits of $100,000 or more

    The following table sets forth the maturity of Time Deposits of $100,000 or more, in thousands of dollars, at the date indicated:

                                          December 31,
                                              1995
                                          -----------
Maturing within 3 months                  $   29,388
After 3 but within 6 months                    8,451
After 6 but within 12 months                   6,432
After 12 months                               14,774
                                              ------
     Total                                $   59,045
                                              ======



Return on Equity and Assets

    The following table presents certain ratios relating to equity and assets:

                                                  Years Ended
                                                  December 31,
                                                  -----------
                                              1995    1994    1993
                                              ----    ----    ----
Return on total average assets               1.22%   1.07%    1.10%

Return on average stockholders equity       12.83%  11.30%   11.83%
Dividend payout ratio                       24.36%  26.42%   24.60%

Average equity to average assets ratio       9.51%   9.51%    9.32%


Item 2.  Properties


     Except for certain teller machine locations, Old Second Bancorp subsidiaries own 13 bank locations. Old Second National Bank leases space for the Trust office in Geneva. Old Second's main banking office located at 37 South River Street, Aurora, Illinois has a total of approximately 82,000 square feet. The original, five story, 30,000 square foot building was built in 1925, and a two story, 24,000 square foot addition was constructed in 1982. A 28,000 square foot building adjacent to the main bank is used for a ten lane drive-in bank facility and banking offices. Parking facilities are provided for approximately 100 cars. Old Second leases to others about 13,700 square feet of building space and utilizes the remainder for its own operations.


Item 3.  Legal Proceedings

     In the normal course of business, Old Second Bancorp, Inc. and its subsidiary Banks are party to several legal proceedings, none of which are expected to have a materially adverse effect on financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1995.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

     The Common Stock of Bancorp, has been traded in the over-the-counter market on the NASDAQ National Market System under the symbol OSBC since November 11, 1993. Prior to that date, there was no established public trading market for Bancorp's Common Stock. However, the stock was quoted on the over-the-counter market even though there was relatively little trading activity in the stock. Information regarding the number of stockholders and market price for Bancorp's Common Stock for 1995 and 1994 appears on page 25 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

     Information regarding dividends declared on the Common Stock of Bancorp is described in the Capital and Dividends' portion of Management's Discussion on page 6 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

     Information regarding dividend restrictions regarding Bancorp is described in Note M on page 19 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 6.  Selected Financial Data

     "Selected Consolidated Financial Data" for the five years ended December 31, 1995 appears on page 7 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 4 through 6 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Related Notes, and the reports thereon of Ernst & Young, LLP dated January 17, 1996 and
Coopers & Lybrand L.L.P. dated January 13, 1995, appear on pages 8 through 24 of the Annual Report to Stockholders and are incorporated by reference in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On February 3, 1995, the Corporation notified its previous independent accountants, Coopers & Lybrand, L.L.P. ("Coopers & Lybrand") that Coopers & Lybrand would not be retained as the Company's independent accountants for the 1995 fiscal year. The decision to change independent accountants was recommended by the Corporation's Audit Committee and approved by the Board of Directors.

   Coopers & Lybrand's report on the Corporation's financial statements during the two most recent fiscal years in which Coopers & Lybrand was retained contained no adverse opinion or a disclaimer of opinions, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During those two fiscal years, there were no disagreements between the Corporation and Coopers & Lybrand on any matters of accounting principles, financial statement disclosure or auditing scope or procedure.

   None of the "reportable events" described under Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934 ("Regulation S-K") occurred during those two fiscal years. In addition, during those two fiscal years, the Corporation did not consult Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

     The required information for directors of the Registrant is shown on pages 5 through 8, under "Election of Directors" in the Registrant's Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K. The required information for executive officers of the Registrant is included in
Part I of this Form 10-K.


Item 11.  Executive Compensation

     The required information for executive compensation of the Registrant is shown on pages 9 through 15 under "Executive Compensation" in the Registrant's Proxy Statement and is incorporated by reference in the Annual Report on Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The required information for security ownership of certain beneficial owners and management of the registrant is shown on pages 3 and 4 under "Voting Securities and Principal Holders Thereof" in the Registrant's Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.


Item 13. Certain Relationships and Related Transactions

     The required information for Certain Relationships and Related Transactions is shown on page 18 in the Registrant's Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1)  Financial Statements                      Reference
                                          Form 10-K      Annual Report
       Incorporated by reference in Part  Annual Report  to Stockholders
       II, Item 8 of this report:             (page)         (page)
       Consolidated Balance Sheets as of
       December 31, 1995 and 1994                32                8

       Consolidated Statements of Income
       for the years ended December 31,
       1995, 1994, and 1993                      33                9

       Consolidated Statements of Cash Flows
       for the years ended December 31, 1995,
       1994, and 1993                            34               10

       Consolidated Statements of Changes
       in Stockholders' Equity for the
       years ended December 31, 1995,
       1994, and 1993                            35               11

       Notes to Consolidated Financial
       Statements                               36-46            12-22

       Reports of Independent Accountants       47-48            23-24

   (2) Financial Statement Schedules

       No schedules are included as they are not required.

   (3) Exhibits

  3.2  The Registrant hereby incorporates
       by reference its By-Laws as filed
       as exhibits to its Registration Statement on Form S-14 (File No.2-75588) which was filed with the Securities and Exchange Commission on January 22, 1982.







(a)(3) Exhibits (Continued)                        Reference
                                       Form 10-K      Annual Report
                                           Annual Report  to Stockholders
                                               (page)        (page)


 13.1  Old Second Bancorp, Inc. - 1995 Annual
       Report to Stockholders is furnished for
       the information of the Commission and is
       not deemed to be "filed as a part of this
       10-K," except for portions incorporated
       herein.                                    24-54

 22.1  Subsidiaries of the Registrant               55

 23.1  Consents of Independent Accountants        56-57

 27.1  Financial Data Schedule                      58

 99.1  Old Second Bancorp, Inc. 1996 Proxy
       Statement                                  59-79



      Other exhibits are omitted because of the absence of conditions under which they are required.

(b)   Reports on Form 8-K:

      There were no Form 8-K reports filed during the fourth quarter of 1995.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OLD SECOND BANCORP, INC.
                                           (Registrant)



     March 22, 1996                By /s/ James E. Benson
Date____________________              _________________________
                                      James E. Benson- Chairman,
                                      Chief Executive Officer,
                                      and Director






    March 22, 1996                By /s/ Ronald J. Carlson
Date____________________             __________________________
                                     Ronald J. Carlson
                                     President, Chief Financial
                                     Officer, Chief Operating
                                     Officer, Secretary and
                                     Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

          Date                          SIGNATURE AND TITLE


March 22, 1996                     /s/ Walter Alexander
____________________               ______________________________
                                   Walter Alexander - Director



March 22, 1996                     /s/ James E. Benson
____________________               ______________________________
                                   James E. Benson - Chairman
                                   Chief Executive Officer,
                                   and Director



March 22, 1996                     /s/ Ronald J. Carlson
____________________               ______________________________
                                   Ronald J. Carlson-President,
                                   Chief Financial Officer,
                                   Chief Operating Officer,
                                   Secretary and Director



March 22, 1996                     /s/ Marvin Fagel
____________________               ______________________________
                                   Marvin Fagel - Director



March 22, 1996                     /s/ Joanne Hansen
____________________               ______________________________
                                   Joanne Hansen - Director



March 22, 1996                     /s/ Kenneth Lindgren
____________________               _____________________________
                                   Kenneth Lindgren - Director



March 22, 1996                     /s/ Jesse Maberry
____________________               ______________________________
                                   Jesse Maberry - Director



March 22, 1996                     /s/ Gary McCarter
____________________               ______________________________
                                   Gary McCarter - Director

          Date                          SIGNATURE AND TITLE



March 22, 1996                      /s/ D. Chet McKee
____________________                ______________________________
                                    D. Chet McKee - Director



March 22, 1996                      /s/ William J. Meyer
____________________                ______________________________
                                    William J. Meyer - Director



March 22, 1996                      /s/ Alan J. Rassi
____________________                ______________________________
                                    Alan J. Rassi - Director



March 22, 1996                      /s/ Larry A. Schuster
____________________                ______________________________
                                    Larry A. Schuster - Director



March 22, 1996                      /s/ William B. Skoglund
____________________                ______________________________
                                    William B. Skoglund -
                                    Vice President, Assistant
                                    Secretary, and Director




March 22, 1996                      /s/ George Starmann III
____________________                ______________________________
                                    George Starmann III
                                    Vice President and Director