Form 10-Q
period 1996-03-31
OLD SECOND BANCORP INC
filed 1996-05-15
CIK 357173

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.

                Yes [X]      No[ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

2,350,165 shares of no par value common stock are outstanding as of May 9, 1996.

There are no exhibits with this Form 10-Q.
               Page 1 of 9 Pages

    Part I - Financial Information
    Item 1 - Financial Statements

    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS
    (UNAUDITED)
    (IN THOUSANDS EXCEPT SHARE DATA)

                                            March 31, December 31,
                                              1996        1995
                                            ---------  ---------
    ASSETS
    ------
    Cash and Due from Banks, Non-
      Interest Bearing                       $ 34,816  $ 42,047
    Interest Bearing Deposits With Banks          400       400
    Federal Funds Sold                         43,025    42,800
                                              -------   -------
      Total Cash and Cash Equivalents          78,241    85,247

    Available for Sale Securities             253,234   253,899

    Loans                                     394,587   399,505
     Less:Allowance For Possible Loan Losses    5,876     5,676
          Unearned Income                         486       502
                                              -------   -------
      Loans, Net                              388,225   393,327

    Bank Premises and Equipment, Net           14,672    14,602
    Other Assets                               14,258    13,655
                                              -------   -------
    TOTAL ASSETS                             $748,630  $760,730
                                              =======   =======
    LIABILITIES
    -----------
    Deposits:
      Demand                                 $ 94,407  $100,169
      Savings                                 271,258   271,769
      Time                                    293,044   297,353
                                              -------   -------
         Total Deposits                       658,709   669,291

    Securities Sold Under Agreements
     to Repurchase                              3,337     6,554
    Other Short-Term Borrowings                 3,673     2,585
    Note Payable                                   40        40
    Other Liabilities                           6,987     6,842
                                              -------   -------
        Total Liabilities                     672,746   685,312
                                              -------   -------
    STOCKHOLDERS' EQUITY
    --------------------
    Preferred Stock, no par value, 300,000 shares
      authorized, none issued
    Common Stock, no par value
      shares authorized:
      at 3/31/96 6,000,000
      at 3/31/95 3,500,000
      shares issued: 2,350,165                15,377    15,377

    Retained Earnings                         60,544    58,533
    Net Unrealized Gain (Loss) on Investments    (37)    1,508
                                             -------   -------
    Total Stockholders' Equity                75,884    75,418
                                             -------   -------
    TOTAL LIABILITIES&STOCKHOLDERS' EQUITY  $748,630  $760,730
                                             =======   =======

      See accompanying notes.

              Page 2


    OLD SECOND BANCORP, INC AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME
    (UNAUDITED)
    (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                        Three Months Ended
                                              March 31,
                                        ------------------
                                            1996     1995
                                           ------   ------
    INTEREST INCOME:
    ---------
      Loans                                 $ 8,977   $ 8,186
      Investment Securities:
        Taxable                               3,017     2,994
        Exempt From Federal Income Tax          953       956
      Federal Funds Sold                        538       322
      Interest Bearing Deposits                   5         6
                                             ------    ------
          Total Interest Income              13,490    12,464
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        1,819     1,819
      Time Deposits                           4,221     3,399
      Securities Sold Under Agreements
        To Repurchase                            44        10
      Other Short-Term Borrowings                22        59
      Note Payable                                1         1
                                             ------    ------
          Total Interest Expense              6,107     5,288
                                             ------    ------
          Net Interest Income                 7,383     7,176
    Provision for Possible
       Loan Losses                              139        40
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses     7,244     7,136

    OTHER INCOME:
    ------------
      Trust Fees                                976       739
      Service Charges on Deposit Accounts       638       596
      Other Income                              345       269
                                             ------    ------
          Total Other Income                  1,959     1,604
                                             ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          3,087     3,041
      Net Occupancy of Bank Premises            400       386
      Furniture and Equipment                   604       474
      FDIC Insurance                              6       348
      Marketing                                 236       182
      Stationery and Supplies                   195       144
      Goodwill Amortization                     129       129
      Other                                     934     1,045
                                             ------    ------
          Total Other Expenses                5,591     5,749
                                             ------    ------
    Income Before Income Taxes                3,612     2,991
    Income Tax Expense                        1,132       862
                                             ------    ------
    Net Income                               $2,480    $2,129
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $1.06     $0.91
       Dividends Declared                      0.20      0.20

    Average Shares Outstanding            2,350,165 2,350,165

           See accompanying notes.


    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)
    (IN THOUSANDS)

                                             For the Three Months
                                               Ended March 31,
                                                1996      1995
                                               -----     -----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
    Interest Received                       $13,788   $12,602
    Interest Paid                            (6,318)   (5,101)
    Paid to Suppliers and Employees          (5,652)   (5,910)
    Trust Fees Received                         976       739
    Income Taxes Paid                             0        37
    Service Charges Received on Deposit
     Accounts                                   638       596
    Increase in Mortgages Held for Resale    (2,363)     (404)
    Other Income Received                       345       269
                                              ------    ------
    Net Cash Provided By Operating Activities 1,414     2,828
                                              ------    ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
    Net (Increase) Decrease in Loans          7,326   (10,581)
    Purchases of Available for Sale
      Securities                            (15,836)   (7,564)
    Proceeds from Maturities of Available
      for Sale Securities                    14,020    11,630
    Purchases of Held to Maturity Securities           (2,000)
    Proceeds from Maturities of Held to
      Maturity Securities                                 534
    Capital Expenditures                       (382)     (146)
    Other, Net                                   24       876
                                              ------    ------
    Net Cash Provided by (Used in)            5,152    (7,251)
    Investing Activities                      ------    ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    -------------------------------------
    Net Decrease in Deposits                (10,582)  (12,916)
    Decrease in Other Short-term Borrowings  (2,129)   (5,846)
    Decrease in Notes Payable                     0       (40)
    Dividends Paid                             (823)     (643)
    Other, Net                                  (38)      (23)
                                              ------   ------
    Net Cash Used in Financing Activities   (13,572)  (19,468)
                                              ------    ------
    Net Decrease in Cash
     & Cash Equivalents                      (7,006)  (23,891)
    Cash & Cash Equivalents
     at Beginning of Period                  85,247    78,751
                                             ------    ------
    Cash & Cash Equivalents at End of Period$78,241   $54,860
                                             ======    ======
    RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net Income                               $2,480    $2,129
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation                            312       316
        Provision for Possible Loan Losses      139        40
        Increase in Taxes Payable             1,132       899
        (Increase)Decrease in
          Interest Receivable                   343       (94)
        Increase(Decrease) in Interest Payable (211)      188
        Net Premium Amortization or
          (Discount Accretion)                  (45)      228
        Goodwill Amortization                   129       129
        Increase in Mortgages Held
          for Resale                         (2,363)     (404)
        Decrease in Accrued Expenses           (452)     (214)
        Increase in Prepaid Expenses            (50)     (389)
                                              -----     -----
          Total Adjustments                  (1,066)      699
                                              -----     -----
          Net Cash Provided by
            Operating Activities             $1,414    $2,828
                                              =====     =====

        See accompanying notes.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management to a fair statement of results for the interim periods presented. Results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE 2 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND
         LONG-LIVED ASSETS TO BE DISPOSED OF

Effective January 1, 1996, the Corporation adopted Financial Accounting Standards Number 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Adoption of this standard did not have a material effect on the Corporation's financial position or results of operations.

NOTE 3 - ACCOUNTING FOR STOCK BASED COMPENSATION

As of January 1, 1996, the Corporation adopted Financial Accounting Standards Number 123 "Accounting for Stock Based Compensation", which applies to the Corporation's Long-Term Incentive Plan. Adoption of this standard did not have any effect on the Corporation's financial position or results of operations because the Corporation has elected to adopt only the disclosure requirements of the standard and will continue to account for stock based compensation as it has in the past under the provision of Accounting Principles Board Opinion No. 25.

    PART 1 - FINANCIAL INFORMATION
    ITEM 2

OLD SECOND BANCORP, INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc.
and its subsidiaries.

FINANCIAL CONDITION

Total Assets at March 31, 1996 of $748,630,000 were down 1.6% from the 1995 year-end total of $760,730,000. Net Loans were down
$5,102,000 (1.3%).

Total Deposits of $658,709,000 were down 1.6% from the 1995 year-end total of $669,291,000. Time Deposits decreased
$4,309,000 (1.5%) and Demand Deposits are down $5,762,000 (5.8%).
Securities Sold Under Agreements to Repurchase decreased $3,217,000 while Other Short-Term Borrowings were up $1,088,000.

Total Stockholders' Equity of $75,884,000 increased by $466,000 from the 1995 year-end total of $75,418,000. The increase resulted from additional retained earnings of $2,011,000 offset by a decline of $1,545,000 in the Net Unrealized Gain (Loss) on Investments.


RESULTS OF OPERATIONS

Operating results include net income for Old Second Bancorp, Inc.
and its subsidiaries for the three months ended March 31, 1996 and 1995.

Net Interest Income for the three months ended March 31, 1996 of $7,383,000 was up $207,000 (2.9%) over the like period of 1995.
Total Interest Income for the three months of $13,490,000 was higher than 1995 by $1,026,000 (8.2%). Total Interest Expense of $6,107,000 for the three months increased $819,000 (15.9%) from the same period in 1995.

Total Other Income for the three months ending March 31, 1996 of $1,959,000 was up $355,000 (22.1%) from the same period a year ago. Trust Fees increased $237,000 (32.1%) for the quarter. Service Charges on Deposit Accounts increased $42,000 (7.1%). Other Income increased $76,000 (28.3%) from the like time period in 1995.


Total Other Expenses for the three months of 1996 decreased
$158,000 (2.7%) from the same period in 1995. Salaries and Employee Benefits were up $46,000 (1.5%). Furniture and Equipment, Marketing and Stationary and Supplies increased $130,000, $54,000 and $51,000, respectively. FDIC expense decreased $342,000 (98.3%) due to the rate reduction on insurance premiums and Other Expenses were down $111,000 from the same period in 1995.

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

Net cash provided by operating activities was $1,414,000 and $2,828,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease in cash flows from operating activities was primarily attributable to increased activity in Mortgages Held for Resale for the three months in 1996 as compared to the same period in 1995.

Net cash provided by investing activities was $5,152,000 for the three months in 1996; in 1995 net cash used in investing activities totaled $7,251,000. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. The increase in cash flows from investing activities was primarily attributable to the net decrease in loans partially offset by increased investment securities purchase activity.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowings and the payment of dividends to stockholders. For the three months, net cash of $13,572,000 and $19,468,000 was used in financing activities for 1996 and 1995, respectively. A decrease in deposits generated cash outflows of $10,582,000 and $12,916,000 for the three months of 1996 and 1995, respectively. Short-Term Borrowings resulted in cash outflows of $2,129,000 and $5,846,000 for the three months ended March 31, 1996 and 1995, respectively.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27. Financial Data Schedule

     B.  Reports on Form 8-K


         No reports on Form 8-K have been filed during the quarter because of the absence of conditions under which they are required.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OLD SECOND BANCORP, INC.


                             /s/ R  J CARLSON


                             By: R.J. Carlson,
                             President, Chief Financial Officer,
                             Chief Operating Officer, Secretary
                             and Director





Date: 05/15/96





OLD SECOND BANCORP, INC.
37 SOUTH RIVER STREET
AURORA ILLINOIS  60507