Form 10-Q
period 1996-09-30
OLD SECOND BANCORP INC
filed 1996-11-14
CIK 357173

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 1996

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

 (630) 892-0202
(Registrant's telephone number, including area code)


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

2,937,484 shares of no par value common stock are outstanding as of November 12, 1996.

There are no exhibits with this Form 10-Q.

Page 1 of 12 Pages

    Part I - Financial Information
    Item 1 - Financial Statements

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE DATA)
                                       September 30, December 31,
                                              1996        1995
                                          ---------  ---------
    ASSETS
    ------
    Cash and Due from Banks, Non-
      Interest Bearing                       $ 28,934  $ 42,047
    Interest Bearing Deposits With Banks          200       400
    Federal Funds Sold                         43,575    42,800
                                              -------   -------
      Total Cash and Cash Equivalents          72,709    85,247

    Available for Sale Securities             253,392   253,899

    Loans                                     421,957   399,505
     Less:Allowance For Possible Loan Losses    6,226     5,676
          Unearned Income                         418       502
                                              -------   -------
      Loans, Net                              415,313   393,327

    Bank Premises and Equipment, Net           14,868    14,602
    Other Assets                               15,005    13,655
                                              -------   -------
    TOTAL ASSETS                             $771,287  $760,730
                                              =======   =======
    LIABILITIES
    -----------
    Deposits:
      Demand                                 $ 93,684  $100,169
      Savings                                 283,455   271,769
      Time                                    303,415   297,353
                                              -------   -------
         Total Deposits                       680,554   669,291

    Securities Sold Under Agreements
     to Repurchase                              1,369     6,554
    Other Short-Term Borrowings                 3,991     2,585
    Note Payable                                   20        40
    Other Liabilities                           6,151     6,842
                                              -------   -------
        Total Liabilities                     692,085   685,312
                                              -------   -------


   STOCKHOLDERS' EQUITY
    --------------------
    Preferred Stock, no par value, 300,000 shares
      authorized, none issued
    Common Stock, no par value
      shares authorized:
         6,000,000 at September 30, 1996
         3,500,000 at December 31, 1995
      shares issued:
         2,937,484 at September 30, 1996
         2,350,165 at December 31, 1995        15,377    15,377

    Retained Earnings                          64,234    58,533
    Net Unrealized Gain (Loss) on Investments    (409)    1,508
                                              -------   -------
    Total Stockholders' Equity                 79,202    75,418
                                              -------   -------
    TOTAL LIABILITIES&STOCKHOLDERS' EQUITY   $771,287  $760,730
                                              =======   =======

      See accompanying notes.

        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                        Three Months Ended
                                           September 30,
                                        ------------------
                                            1996     1995
                                           ------   ------
    INTEREST INCOME:
    ---------------
      Loans                                 $ 9,266   $ 8,625
      Investment Securities:
        Taxable                               3,068     3,112
        Exempt From Federal Income Tax          965     1,052
      Federal Funds Sold                        387       648
      Interest Bearing Deposits                   7         5
                                             ------    ------
          Total Interest Income              13,693    13,442
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        1,853     1,998
      Time Deposits                           4,204     4,266
      Securities Sold Under Agreements
        To Repurchase                            42        61
      Other Short-Term Borrowings                35        54
      Note Payable                                0         1
                                             ------    ------
          Total Interest Expense              6,134     6,380
                                             ------    ------
          Net Interest Income                 7,559     7,062
    Provision for Possible
       Loan Losses                              230        20
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses     7,329     7,042

    OTHER INCOME:
    ------------
      Trust Fees                                910       789
      Service Charges on Deposit Accounts       740       624
      Other Income                              286       380
                                             ------    ------
          Total Other Income                  1,936     1,793
                                             ------    ------

    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          3,101     3,007
      Net Occupancy of Bank Premises            517       475
      Furniture and Equipment                   708       505
      FDIC Insurance                              6       (36)
      Marketing                                 242       248
      Stationery and Supplies                   176       204
      Goodwill Amortization                     129       129
      Other                                     995     1,088
                                             ------    ------
          Total Other Expenses                5,874     5,620
                                             ------    ------
    Income Before Income Taxes                3,391     3,215
    Income Tax Expense                        1,060       924
                                             ------    ------
    Net Income                               $2,331    $2,291
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $0.79     $0.78
       Dividends Declared                      0.20      0.16

    Average Shares Outstanding            2,937,484 2,937,706

           See accompanying notes.


        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                            Nine Months Ended
                                              September 30,
                                            ----------------
                                             1996      1995
                                            ------    ------
    INTEREST INCOME:
    ---------------
      Loans                                 $27,132   $25,281
      Investment Securities:
        Taxable                               9,088     9,141
        Exempt From Federal Income Tax        2,854     3,015
      Federal Funds Sold                      1,431     1,520
      Interest Bearing Deposits                  18        16
                                             ------    ------
          Total Interest Income              40,523    38,973
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        5,532     5,739
      Time Deposits                          12,537    11,659
      Securities Sold Under Agreements
        To Repurchase                           119        90
      Other Short-Term Borrowings                79       152
      Note Payable                                1         3
                                             ------    ------
          Total Interest Expense             18,268    17,643
                                             ------    ------
          Net Interest Income                22,255    21,330
    Provision for Possible
       Loan Losses                              509        79
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses    21,746    21,251

    OTHER INCOME:
    ------------
      Trust Fees                              2,877     2,383
      Service Charges on Deposit Accounts     2,045     1,845
      Other Income                            1,080       961
                                             ------    ------
          Total Other Income                  6,002     5,189
                                             ------    ------

    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          9,258     9,101
      Net Occupancy of Bank Premises          1,350     1,221
      Furniture and Equipment                 1,917     1,440
      FDIC Insurance                             18       661
      Marketing                                 642       584
      Stationery and Supplies                   570       527
      Goodwill Amortization                     387       387
      Other                                   2,874     3,100
                                             ------    ------
          Total Other Expenses               17,016    17,021
                                             ------    ------
    Income Before Income Taxes               10,732     9,419
    Income Tax Expense                        3,376     2,667
                                             ------    ------
    Net Income                               $7,356    $6,752
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $2.50     $2.30
       Dividends Declared                      0.60      0.48

    Average Shares Outstanding            2,937,620  2,937,706

           See accompanying notes.

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)
                (IN THOUSANDS)
                                             For the Nine Months
                                             Ended September 30,
                                                1996      1995
                                               -----     -----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
    Interest Received                        $40,665   $38,728
    Interest Paid                            (18,430)  (16,956)
    Paid to Suppliers and Employees          (16,086)  (16,297)
    Trust Fees Received                        2,877     2,383
    Income Taxes Paid                         (3,465)   (2,595)
    Service Charges Received on Deposit
     Accounts                                  2,045     1,845
    Other Income Received                      1,080       961
                                              ------    ------
    Net Cash Provided By Operating Activities  8,686     8,069
                                              ------    ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
    Net Increase in Loans                    (22,495)  (29,320)
    Purchases of Available for Sale
      Securities                             (36,303)  (33,409)
    Proceeds from Maturities of Available
      for Sale Securities                     33,599    27,383
    Capital Expenditures                      (1,281)     (775)
    Decrease in Other Real Estate Owned            0       789
    Other, Net                                  (324)        0
                                              ------    ------
    Net Cash Used in Investing Activities    (26,804)  (35,332)
                                              ------    ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    -------------------------------------
    Net Increase in Deposits                  11,263    37,702
    Increase (Decrease)in Other
      Short-term Borrowings                   (3,799)    2,013
    Decrease in Notes Payable                              (40)
    Dividends Paid                            (1,891)   (1,500)
    Other, Net                                     7        40
                                              -------   ------
   Net Cash Provided by
      Financing Activities                     5,580    38,215
                                              -------   ------
    Net Increase (Decrease) in Cash
     & Cash Equivalents                      (12,538)   10,952
    Cash & Cash Equivalents
     at Beginning of Period                   85,247    78,751
                                              ------    ------
    Cash & Cash Equivalents at End of Period $72,709   $89,703
                                              ======    ======
    RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                $7,356    $6,752
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation                           1,015       961
        Provision for Possible Loan Losses       509        79
        Increase in Taxes Payable                 35       142
        Benefit for Deferred Income Taxes       (124)      (70)
        (Increase) Decrease in Interest
           Receivable                             63      (723)
        Increase(Decrease) in Interest
           Payable                              (161)      688
        Net Premium Amortization                  78       477
        Goodwill Amortization                    387       387
        Decrease in Accrued Expenses            (334)     (347)
        Increase in Prepaid Expenses            (138)     (277)
                                              ------    ------
          Total Adjustments                    1,330     1,317
                                              ------    ------
          Net Cash Provided by
            Operating Activities              $8,686    $8,069
                                              ======    ======

        See accompanying notes.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

NOTE 3 - ACCOUNTING FOR STOCK BASED COMPENSATION

As of January 1, 1996, the Corporation adopted Financial Accounting Standards Number 123 "Accounting for Stock Based Compensation", which applies to the Corporation's Long-Term Incentive Plan. Adoption of this standard did not have any effect on the Corporation's financial position or results of operations because the Corporation has elected to adopt only the disclosure requirements of the standard and will continue to account for stock based compensation as it has in the past under the provisions of Accounting Principles Board Opinion No. 25.

NOTE 4 - PER SHARE AMOUNTS

Income per share amounts are based on the weighted average number of shares of Common Stock outstanding during each reported period, after giving retroactive effect to a five-for-four stock split effective June 17, 1996.

NOTE 5 - PROPOSED ACQUISITION

Old Second Bancorp has signed a Definitive Agreement to acquire the First of America Bank-Illinois branch in Ottawa ("Ottawa"). The scheduled effective date for the acquisition, subject to the approval of federal regulators is December 27, 1996. The Ottawa branch had total deposits of approximately 30,000,000 at September 30, 1996. Old Second will operate the new location as a branch of Yorkville National Bank.

PART 1 - FINANCIAL INFORMATION
ITEM 2

              OLD SECOND BANCORP, INC. AND SUBSIDIARIES
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc.
and its subsidiaries.

FINANCIAL CONDITION

Total Assets at September 30, 1996 of $771,287,000 were up slightly from the 1995 year-end total of $760,730,000. Available for Sale
Securities of $253,392,000 were down $507,000 and Net Loans of $415,313,000 were up $21,986,000 (5.6%).

Total Deposits were $680,554,000 compared to the 1995 year-end total of $669,291,000. Savings Deposits of $283,455,000 were up $11,686,000 (4.3%). Time Deposits increased $6,062,000 (2.0%) as depositors appear to be taking advantage of rates on Certificates of Deposits. Demand Deposits of $93,684,000 were down $6,485,000 (6.5%). Securities Sold Under Agreements to Repurchase of $1,369,000 decreased $5,185,000 while Other Short-Term Borrowings of $3,991,000 were up $1,406,000.

Total Stockholders' Equity of $79,202,000 increased by $3,784,000 from the 1995 year-end total of $75,418,000. The increase resulted from additional retained earnings of $5,701,000 offset by a decline of $1,917,000 in Net Unrealized Gain (Loss) on Investments.

RESULTS OF OPERATIONS

Operating results include Net Income for Old Second Bancorp, Inc.
and its subsidiaries for the three and nine months ended September 30, 1996 and 1995, respectively.

Net Interest Income for the three months ending September 30, 1996 of $7,559,000 was up $497,000 (7.0%) over the like period of 1995.
Total Interest Income for the three months of 1996 was higher than 1995 by $251,000, while Total Interest Expense was lower than 1995 by $246,000.

Total Other Income for the three months ending September 30, 1996 of $1,936,000 was up $143,000 (8.0%) from the same period a year ago. Trust Fees increased $121,000 (15.3%) and Service Charges on Deposit Accounts increased $116,000 (18.6%) for the quarter.

Total Other Expenses for the three months ending September 30, 1996 increased $254,000 (4.5%) from the same period in 1995. Net
Occupancy and Furniture and Equipment increased $42,000 (8.8%) and $203,000 (40.2%), respectively.

For the nine months ending September 30, 1996 Net Interest Income of $22,255,000 was up $925,000 (4.3%) over the first nine months of 1995. Total Interest Income for the nine months of 1996 was higher than 1995 by $1,550,000 (4.0%), while Total Interest Expense was higher than 1995 by $625,000 (3.5%).

Total Other Income for the nine months ending September 30, 1996 increased $813,000 (15.7%) from the like period in 1995. Trust Fees increased $494,000 (20.7%) and Other Income increased $119,000 (12.4%) for the nine month period due primarily to higher mortgage origination fees from Mortgages Held for Resale.

For the nine months, Total Other Expenses were substantially the same as last year. Net Occupancy and Furniture and Equipment increased $129,000 (10.6%) and $477,000 (33.1%), respectively. FDIC expense decreased $643,000 (97.3%), Marketing increased $58,000 (9.9%) and Stationary and Supplies increased $43,000 (8.2%). Other Expenses were down $226,000 (7.3%) from the same period in 1995.

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

Net cash provided by operating activities was $8,686,000 and $8,069,000 for the nine months ended September 30, 1996 and 1995, respectively.

Net cash used in investing activities was $26,804,000 for the nine months in 1996; in 1995 net cash used in investing activities totaled $35,332,000. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. For 1996, net increases in loans resulted in cash outflows of $22,495,000 and net investment activity resulted in cash outflows of $2,704,000.
During 1995, net increases in loans resulted in cash outflows of $29,320,000 while net investment activity resulted in cash outflows of $6,026,000.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowings, notes payable and the payment of dividends to stockholders. For the nine months ending September 30, 1996, net cash provided by financing activities was $5,580,000; in 1995 net cash provided by financing activities totaled $38,215,000. For 1996, an increase in deposits generated cash inflows of $11,263,000 and a decrease in Short-term Borrowings generated cash outflows of $3,799,000. In 1995 an increase in deposits generated cash inflows of $37,702,000 and Short-term Borrowings resulted in cash inflows of $2,013,000.

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



                              OLD SECOND BANCORP, INC.


                              /S/ Ronald J. Carlson


                             By: Ronald J. Carlson,
                             President, Chief Financial Officer,
                             Chief Operating Officer, Secretary
                             and Director


Date: 11/14/96

OLD SECOND BANCORP, INC.
37 SOUTH RIVER STREET
AURORA ILLINOIS  60507