Form 10-K
period 1996-12-31
OLD SECOND BANCORP INC
filed 1997-03-31
CIK 357173

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)

     X         Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act
                          of 1934 (No Fee Required)

                For the fiscal year ended December 31, 1996

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

                   $127,046,183 as of February 28, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

2,937,484 shares of No par value common stock at February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the December 31, 1996 Annual Report to Stockholders and the Registrant's Proxy Statement dated February 10, 1997, have been incorporated by reference in Parts I, II and III of the Annual Report on Form 10-K, to the extent indicated herein.

Index to Exhibits is in Part IV on pages 21 and 22.
This Form 10-K consists of 81 pages.

                                Part I

Item 1.  Business

OLD SECOND BANCORP, INC.

     Old Second Bancorp, Inc. ("Bancorp") was organized on
September 8, 1981 by the directors of The Old Second National Bank of Aurora ("Old Second"). Bancorp was incorporated under the laws of the State of Delaware on September 18, 1981.

     Bancorp is a multi-bank holding company which at December 31, 1996, had seven subsidiary banks, as follows: The Old Second National Bank of Aurora, The Old Second Community Bank of North Aurora, The Old Second Community Bank of Aurora, The Yorkville National Bank, Burlington Bank, Kane County Bank and Trust and Bank of Sugar Grove.

     The directors of Bancorp are the same as the directors of Old Second. The directors receive no fees for Bancorp meetings. Bancorp has no salaried employees. The officers of Bancorp are also officers of Old Second.

     Bancorp derives its income principally through the lending and investing activities of its subsidiaries.

Executive Officers of the Registrant

     Shown below are the names and ages of the executive officers of Bancorp with an indication of all positions and offices held with Bancorp:

                                        Old Second Bancorp,
Name                     Age            Inc. Offices (1)
James E. Benson          66             Chairman, Chief Executive
                                        Officer, and Director

R. J. Carlson            61             President, Chief Operating
                                        Officer, Chief Financial
                                        Officer, Secretary and
                                        Director

William B. Skoglund      46             Vice President, Assistant
                                        Secretary and Director

George Starmann III      53             Vice President and
                                        Director

<F1>
(1) Offices with Bancorp have been held since the formation of Bancorp in 1981, with the following exceptions: James E. Benson was appointed Chairman in 1992. R. J. Carlson was promoted from Vice-President to President in 1992 and was elected to the Board of Directors in January of 1987. William B. Skoglund was appointed as an officer and elected as a director in March of 1992. George Starmann III was appointed as Vice-President in 1994 and elected as a director in March 1995. Officers are appointed annually by the Board of Directors.

OLD SECOND BANCORP SUBSIDIARIES

     The Old Second National Bank of Aurora is located at 37 South River Street, Aurora, Illinois. Old Second is the successor to a bank that was founded in 1871, and is incorporated under the laws of the United States. Old Second offers complete banking and trust services for retail, commercial, industrial, and public entity customers in Aurora and the surrounding area. Services include loans to all customer segments, checking, savings and time deposits; lock box service and safe deposit boxes; trust and other fiduciary services to commercial customers and individuals and other customer services. Non-FDIC insured mutual funds, stocks, bonds, securities and annuities are provided by LPL Financial Services, Inc., a registered broker/dealer and member NASD, SIPC. Old Second has two offsite Automatic Teller Machines, and its customers can use certain other financial institutions' offsite teller machines to complete deposit, withdrawal, transfer, and other banking transactions. Old Second is subject to vigorous competition from other banks and many savings and loan associations, as well as credit unions and other financial institutions. Within the Aurora banking market, which is approximated by the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks.

     Old Second has full-service branches located at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora. Another full-service banking facility, located in Oswego, Illinois, is to be opened in the early part of 1997. Old Second has trust offices at 37 South River Street in Aurora, Illinois, 321 James Street in Geneva, Illinois and 111 North Main Street in Elburn, Illinois.

     At December 31, 1996, Old Second had 193 full-time employees, including 57 officers, and 72 part-time employees.

     The Old Second Community Bank of North Aurora is located at 200 West John Street, North Aurora, Illinois. The Old Second Community Bank of Aurora is located at 1350 North Farnsworth Avenue, Aurora, Illinois. Yorkville National Bank is located at 102 East Van Emmon Street, Yorkville, Illinois, with a branch located at 408 East Countryside Parkway, Yorkville. In 1996, Yorkville opened a branch in the Super Wal-Mart in Plano, Illinois and acquired the Ottawa Banking Center located in Ottawa, Illinois. Burlington Bank is located at 194 South Main Street, Burlington, Illinois. Kane County Bank and Trust Company is located at 122 North Main Street, Elburn, Illinois, with a branch facility located at 40W422 Route 64 in Wasco, Illinois. Bank of Sugar Grove is located on Cross Street at Illinois Route 47, Sugar Grove, Illinois.

     These Banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Batavia, Oswego, North Aurora, Yorkville, Plano, Ottawa, Burlington, Elburn, Wasco and Sugar Grove communities and surrounding areas. Services include loans to all customer segments, checking, savings and time deposits, and other customer services. With the exception of Yorkville's main banking facility, these Banks have onsite 24 hour Automatic Teller Machines, whereas Yorkville has one offsite Automated Teller Machine. Their customers can use certain other financial institutions' offsite teller machines to complete deposit, withdrawal, transfer, and other banking transactions as well.

     The banks are subject to vigorous competition from other banks and many savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Yorkville National Bank banking market, which includes portions of Kane and LaSalle and all of Kendall counties, there are approximately 16 other banks or banking facilities and several savings and loan associations.

     At December 31, 1996, The Old Second Community Bank of North Aurora had about 22 employees, and The Old Second Community Bank of Aurora had about 23 employees. The Yorkville National Bank had about 58 employees, Burlington Bank had 13 employees, Kane County Bank and Trust had about 26 employees and Bank of Sugar Grove had about 22 employees.

     The only industry segment in which Bancorp and its subsidiaries are engaged in is banking, and there are no foreign operations.

ADDITIONAL STATISTICAL INFORMATION - OLD SECOND BANCORP, INC.

     The following table presents additional statistical information about Bancorp and its subsidiary banks, their operations and financial condition.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
          INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCE SHEETS
     The condensed consolidated averages of Bancorp and its subsidiary banks for the periods indicated are presented below, in thousands of dollars:

                          Years Ended
                                             December 31,
                                        1996      1995      1994
ASSETS
Cash and due from banks                $31,269    $31,413   $33,903
Interest bearing deposits
  with banks                               301        477     1,036
Federal funds sold                      39,356     36,893    29,779
Total Cash and Cash
     Equivalents                        70,926     68,783    64,718

Investment securities:
  Taxable                              186,512    187,494   182,437
  Non taxable                           68,276     70,345    67,423
Loans, net                             403,860    369,765   336,886
Bank premises and equipment, net        14,779     14,160    14,262
Other assets                            13,394     12,217    13,526
                                       -------    -------   -------
     Total Assets                     $757,747   $722,764  $679,252
                                       =======    =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demands                            $ 94,657  $ 91,889  $ 90,119
    Savings                             275,363   265,632   274,214
    Time                                298,183   284,563   240,842
                                        -------   -------   -------
     Total Deposits                     668,203   642,084   605,175

Securities sold under agreements
  to repurchase                           3,632     3,688     1,705
Notes payable                                25        45       585
Other short-term borrowings               2,180     3,044     3,069
Other                                     6,248     5,141     4,135
                                        -------   -------   -------
     Total Liabilities                  680,288   654,002   614,669
Stockholders' Equity                     77,459    68,762    64,583
     Total Liabilities and
     Stockholders' Equity              $757,747  $722,764  $679,252
                                        =======   =======   =======

The average balance sheets were calculated using daily averages.

Analysis of Net Interest Earnings
     The following table shows information regarding average interest-earning assets and interest-bearing liabilities, by categories and the related interest income or expense for the periods indicated, in thousands of dollars:

                                        Years Ended
                                        December 31,

AVERAGE BALANCES                   1996       1995      1994
Interest-earning assets:
Interest bearing deposits
  with banks                       $   301    $   477   $ 1,036
Investment securities:
  Taxable                          186,512    187,494   182,437
  Non taxable                       68,276     70,345    67,423
Federal funds sold                  39,356     36,893    29,779
Loans, net:                        403,860    369,765   336,886
                                   -------    -------   -------
     Total interest-earning
     assets                       $698,305   $664,974  $617,561
                                   =======    =======   =======
Interest-bearing liabilities:
  Savings deposits                $275,363   $265,632  $274,214
  Time deposits                    298,183    284,563   240,842
  Securities sold under
   agreements to repurchase          3,632      3,688     1,705
  Notes payable                         25         45       585
  Other                              2,180      3,044     3,069
                                   -------    -------   -------
     Total interest-bearing
     liabilities                  $579,383   $556,972  $520,415
                                   =======    =======   =======

Interest earned on earning assets:
Interest bearing deposits
  with banks                      $      22  $     22  $     37
Investment securities:
  Taxable                            12,083    12,161    11,611
  Non taxable                         3,745     4,013     3,788
Federal funds sold                    2,093     2,131     1,234
Loans, net                           36,631    34,239    28,740
                                     ------    ------    ------
     Total interest earned
     on interest-earning assets   $  54,574  $ 52,566  $ 45,410
                                     ======    ======    ======
Interest paid on liabilities
  Savings deposits                $   7,405  $  7,753  $  7,061
  Time deposits                      16,960    15,980    11,097
  Securities sold under
    agreements to repurchase            180       142        49
  Notes payable                           2         4        47
  Other                                 108       190       125
                                     ------    ------    ------
     Total interest paid on
     interest-bearing liabilities $  24,655  $ 24,069 $  18,379
                                     ======    ======    ======

Average Yields, Average Rates and Net Yields

The following table shows average yields and average rates, by type of asset or liability and in total, for the periods indicated as well as the yield on earning assets:

                                        Years Ended
                                        December 31,
                                  1996       1995      1994
Average rates earned:
Interest bearing deposits
  with banks                       7.31%     4.59%     3.57%
Investment securities:
    Taxable                        6.48      6.49      6.36
    Non taxable *                  5.49      5.70      5.62
Federal funds sold                 5.32      5.78      4.14
Loans, net  **                     9.07      9.26      8.53
                                   ----      ----      ----
Average yield on earning assets*   7.82%     7.90%     7.35%
                                   ====      ====      ====

Average rates paid:
  Savings deposits                 2.69      2.92      2.57
  Time deposits                    5.69      5.62      4.61
  Securities sold under
    agreements to repurchase       4.96      3.84      2.87
  Notes payable                    8.00      8.75      8.03
  Other                            4.95      6.26      4.07
                                   ----      ----      ----
Average rate paid on interest-
  bearing liabilities              4.26%     4.32%     3.53%
                                   ====      ====      ====
Net yield on interest-earning
  assets*                          4.28%     4.29%     4.38%
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

Loan fees included in the above interest income computations are as follows, in thousands:

                         Years ended December 31,
                         1996           $731
                         1995           $648
                         1994           $600

                                 Page 7

Changes in Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, by major categories of assets and liabilities, attributable to changes in volume or rate or both, for the periods indicated, in thousands of dollars:

                                       1996 Compared to 1995
                                     Increase (Decrease) Due To
Interest income:                    Volume (1)   Rate(1)    Net
 Interest bearing deposits
    with banks                       $  (13)  $    13  $      0
 Investment securities:
    Taxable                             (64)      (14)      (78)
    Non taxable                        (113)     (155)     (268)
  Federal funds sold                    131      (169)      (38)
  Loans, net                          3,092      (700)    2,392
                                      -----     -----     -----
Net increase (decrease)             $ 3,033   $(1,025)  $ 2,008

Interest expense:
  Savings deposits                  $   262   $  (610)  $  (348)
  Time deposits                         775       205       980
  Securities sold under agreements
    to repurchase                        (3)       41        38
  Notes payable                          (2)        0        (2)
  Other                                 (43)      (39)      (82)
                                      -----       ---     -----
Net increase (decrease)             $   989   $  (403)  $   586
Increase (decrease)                   -----       ---     -----
  in net interest margin            $ 2,044   $  (622)  $ 1,422
                                      -----       ---     -----

                                        1995 Compared to 1994
                                     Increase (Decrease) Due To
Interest income:                    Volume (1)   Rate(1)    Net
 Interest bearing deposits
    with banks                      $   (26)   $    11  $   (15)
 Investment securities:
    Taxable                             328        222      550
    Non taxable                         167         58      225
 Federal funds sold                     411        486      897
 Loans, net                           3,044      2,455    5,499
                                      -----      -----    -----
 Net increase                       $ 3,924    $ 3,232  $ 7,156
                                      -----      -----    -----
Interest expense:
 Savings deposits                   $  (250)   $   942  $   692
 Time deposits                        2,455      2,428    4,883
 Securities sold under agreements
    to repurchase                        76         17       93
  Notes payable                         (45)         2      (43)
  Other                                  (2)        67       65
                                      -----      -----    -----
Net increase                          2,234      3,456    5,690
                                      -----      -----    -----
Increase (decrease)
  in net interest margin            $ 1,690    $  (224) $ 1,466
                                      -----        ---    -----

1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the the relationship of the absolute dollar amounts of the change in each.

                    Interest Rate Repricing Gaps

The management of interest rate sensitivity is accomplished by monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Amounts are positioned into rate maturity periods based upon contractual or historical experience of frequency of repricing the respective assets and liabilities. The following table summarizes the interest rate repricing gaps for selected maturity periods as of December 31, 1996:

OLD SECOND BANCORP, INC.
(In thousands)                      Rate Maturity Period
                            0-90     91-180     181-365    Over 1
                           Days       Days       Days       Year     Total
INTEREST-EARNING ASSETS:
Interest-earning
 deposits                $    200                                  $     200
Federal funds sold         40,175                                     40,175
Investment securities      43,507   $  6,570    $  13,970  $212,560  276,607
Loans, net                161,802     28,576       39,220   209,991  439,589
                          -------     ------       ------   -------  -------
Total interest-earning
 assets                  $245,684   $ 35,146    $  53,190  $422,551 $756,571
                          =======     ======       ======   =======  =======
INTEREST-BEARING
LIABILITIES:
Money market, savings
 and NOW accounts       $ 187,233                          $107,272 $294,505
   Time deposits           84,420  $  52,343   $  38,006    151,866  326,635
Other borrowed funds        5,983        276                           6,259
                          -------     ------      ------    -------  -------
Total interest-
 bearing liabilities    $ 277,636  $  52,619   $  38,006   $259,138 $627,399
                          -------     ------      ------    -------  -------
Period gap              $( 31,952) $ (17,473)  $  15,184   $163,413 $129,172
                           ------     ------      ------    -------  -------
Cumulative gap          $( 31,952) $( 49,425)  $( 34,241)  $129,172
                           ------     ------      ------    -------

Total interest-earning assets exceeded interest-bearing liabilities by $129,172,000 at December 31, 1996. This difference was funded through noninterest-bearing liabilities and stockholders' equity. The above table shows that total interest-bearing liabilities maturing or repricing within one year exceed interest-earning assets maturing or repricing by $34,241,000. Theoretically, in a period of rising interest rates, it is preferable to have a positive gap (interest-earning assets in excess of interest-bearing liabilities) because more interest-earning assets should mature or reprice within a given time period than interest-bearing liabilities to increase interest income in excess of the increase in interest expense. Conversely, theoretically, in a period of declining interest rates, it is preferable to be in a negative gap position (interest-bearing liabilities in excess of interest-earning assets) because more interest-bearing liabilities should mature or reprice to lower interest expense in excess of the decline in interest income. Because assets and liabilities do not reprice in exactly the same manner as interest levels change, the above table should not be viewed as a sole indicator of how the Bancorp will be affected by changes in interest rates.

                           INVESTMENT PORTFOLIO


   The required information for book value and maturities of investment securities appears in Note D of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Weighted Average Yield of Investment Securities

  The weighted average yield for each range of maturities of investment securities is shown below as of December 31, 1996:


                                   Maturing
                     Within  From 1 To  From 5 To  After
                     1 Year   5 Years   10 Years  10 Years
U.S. Government
  and agency
  obligations         5.75%     6.34%     6.78%     6.22%
States & political
  subdivisions        6.31      5.95      5.25      6.33
Collateralized
  mortgage oblig.     5.26      4.89
Other                                               7.64


Note: Yields on tax-exempt obligations are not computed on a tax equivalent basis.

                              LOAN PORTFOLIO

Classification of Loans

The following table shows the classification of loans in thousands of dollars, on the dates indicated:

                                  December 31,

                     1996      1995     1994     1993     1992
Commercial,
 financial, and
 agricultural    $129,678  $124,607  $126,788  $120,734  $105,284
Real estate-
 construction      34,600    28,998    25,486    21,345    19,284
Real estate-
 mortgage         234,985   202,564   161,270   159,370   155,121
Installment        47,119    43,336    43,475    35,804    37,604
                  -------   -------   -------   -------   -------
 Total           $446,382  $399,505  $357,019  $337,253  $317,293
                  =======   =======   =======   =======   =======


The following table shows the percentage of total loans represented by each classification of loans on the dates indicated:

                              December 31,
                     1996      1995     1994     1993     1992
Commercial,
  financial, and
  agricultural        29.0%     31.2%    35.5%    35.8%    33.2%
Real estate-
  construction         7.8       7.3      7.1      6.3      6.1
Real estate-
  mortgage            52.6      50.7     45.2     47.3     48.9
                      ----      ----     ----     ----     ----
Installment           10.6      10.8     12.2     10.6     11.8
                     -----     -----    -----    -----    -----
   Total             100.0%    100.0%   100.0%   100.0%   100.0%
                     =====     =====    =====    =====    =====

Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table is a summary of maturities of loans by certain categories at December 31, 1996 in thousands of dollars:

                                      Due
                                      after
                             Due in 1  1 year
                              year or  through  Due after
                             less     5 years   5 years   Total
Commercial, financial,
  and agricultural          $75,760   $42,975  $10,943  $129,678
Real estate construction     26,891     7,709             34,600


  Commercial, financial, and agricultural loans due after one year in the amount of $27,306,000 at December 31, 1996 have floating or adjustable interest rates. Such loans with fixed rates totaled $26,612,000. Real estate construction loans due after one year in the amount of $4,924,000 have floating or adjustable interest rates. Such loans with fixed rates totaled $2,785,000. Floating or adjustable interest rate loans are those on which the interest rate can be adjusted to changes in the prime rate or other rate changes. Fixed rate loans are those on which the interest rate cannot be changed for the term of the loan.

Risk Elements

    Nonaccrual, past due and restructured loans include, respectively, loans on which no interest is currently being accrued, accruing loans which are past due 90 days or more as to principal or interest payments, and loans neither in nonaccrual status nor 90 day delinquent status on which the terms of maturity or interest rate have been renegotiated to provide a reduction or deferral of interest or principal payments due to a deterioration in the financial position of the borrower. It is management's general policy to discontinue the accrual of interest on a loan when it is past due 90 days with regard to either interest or principal payments. At any given date, Bancorp's subsidiaries may have various loans outstanding, which are accruing interest, are not contractually past due more than 90 days, and are not renegotiated, but which, in management's opinion, may not be repaid according to original terms; these are shown below as "potential loan problems". Management periodically reviews these accounts which are currently in its portfolio and is of the opinion that, although some restructuring of loan terms may be required, no material loss of principal will occur.

    The following is a summary of loans described above at the dates indicated, in thousands of dollars:

                                             December 31,
                                 1996     1995     1994    1993   1992
    Nonaccrual, past due and
      restructured loans
         a) Nonaccrual         $2,342   $3,763   $2,167  $4,428 $3,816
         b) Past Due              261       56      521     473    998
         c) Restructured            0       58       69      86    230

    Potential Loan Problems(1)  7,334    5,198    4,389   2,188  8,969

<F1>
(1)Loans in this category represent those which have been periodically delinquent as to the payment of principal and interest and are vulnerable to current adverse economic conditions. The collateral position ofBancorp's subsidiaries on these loans mitigates the amount of loss exposure when viewed in their entirety. There were no foreign outstandings or loan concentrations at the dates indicated. Amounts for Potential Loan Problems for 1993 and 1992 have not been restated for the inclusion of Bank of Sugar Grove.

    Following is information regarding interest income for the year ended December 31, 1996 for domestic loans which are on a nonaccrual basis or restructured as of December 31, 1996, in thousands of dollars:

          Gross interest income that would have been
          included in income for 1996 if the loans
          had been current in accordance with their
          original terms                                   $296

          Gross interest income included in income on
          these loans for 1996                             $ 45

                      SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for the indicated periods in thousands of dollars is summarized as follows:

                                             Years Ended December 31,
                            1996      1995     1994      1993      1992
Average loans net of
unearned income              $409,453  $375,459  $341,739  $319,949  $304,247
                              =======   =======   =======   =======   =======

Allowance for possible loan
losses:

Balance at beginning of
period                      $  5,676  $  5,753  $  4,471  $  4,598  $  3,802

Additions (deductions):
 Allowance of bank
 acquired                          0         0         0         0       441
 Loans charged off              (355)     (751)     (633)   (2,197)     (946)
 Recoveries                      369       371     1,360       578       581
                             -------   -------   -------   -------   -------

Net (charge-offs)
recoveries                        14      (380)      727    (1,619)     (365)

Provision charged to
operating expense                713       303       555     1,492       720
                             -------   -------   -------   -------   -------
Balance at end of period    $  6,403  $  5,676  $  5,753  $  4,471  $  4,598
                             =======   =======   =======   =======   =======

Allowance for possible loan
losses by category:

Commercial, financial and
agricultural                $  3,768  $  3,298  $  3,333  $  2,325  $  2,625
Real estate-construction         170       150       165       100       160
Real estate-mortgage             972       860       825       675       750
Installment                    1,313     1,183     1,190       820       865
Unallocated                      180       185       240       176       218
                             -------   -------   -------   -------   -------
Total                       $  6,403  $  5,676  $  5,753  $  4,096  $  4,618

Ratio of net (charge-offs)
recoveries to average loans
outstanding for the period        0  %     (.10)%    .21%     (.51)%    (.12)%
                              =====      ======   ======    ======    ======






                          SUMMARY OF LOAN LOSS EXPERIENCE (continued)

Charge-offs:

Commercial, financial and
agricultural                $   168   $    455  $   474   $ 1,577   $   710
Real estate-construction
Real estate-mortgage             78        134       53       438
Installment                     109        162      106       182       236
                             -------   -------   -------   -------   -------
Total charge-offs               355        751      633     2,197       946
                             -------   -------   -------   -------   -------


Recoveries:

Commercial, financial and
agricultural                    304      298        726       342      378
Real estate-construction                                                13
Real estate-mortgage                       1        425       170      124
Installment                      65       72        209        66       66
                             -------   -------   -------   -------   -------
Total recoveries                369      371      1,360       578      581
                             -------   -------   -------   -------   -------
Net (charge-offs)
recoveries                  $    14   $ (380)   $   727   $(1,619)   $ (365)
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

Average Deposits by Classification

     The following table sets forth the classification of average deposits for the indicated periods, in thousands of dollars:

                                         Years Ended
                                         December 31,

                                   1996      1995      1994
Demand deposits non-interest
   bearing                    $   94,657    91,889    90,119

Interest bearing checking        105,069    99,066    96,909
Savings deposits                 170,294   166,566   177,305
   Time Deposits                 298,183   284,563   240,842
                                 -------   -------   -------
     Total                    $  668,203   642,084   605,175
                                 =======   =======   =======

Average Rates Paid on Interest Bearing Deposits

     The following table sets forth the rates paid on interest bearing deposits for the periods indicated:

                                         Years Ended
                                         December 31,

                                   1996      1995      1994

Interest bearing checking          2.22%     2.55%     2.29%
Savings deposits                   2.98      3.14      2.73
Time deposits                      5.69      5.62      4.61
                                   ----      ----      ----
     Total                         4.25%     4.31%     3.53%
                                   ====      ====      ====

Maturities of Time Deposits of $100,000 or more

    The following table sets forth the maturity of Time Deposits of $100,000 or more, in thousands of dollars, at the date indicated:

                                         December 31,
                                             1996
Maturing within 3 months                  $   26,829
After 3 but within 6 months                   12,366
After 6 but within 12 months                   5,843
After 12 months                               21,828
                                              ------
     Total                                $   66,866
                                              ======


Return on Equity and Assets

The following table presents certain ratios relating to equity and assets:

                                                  Years Ended
                                                  December 31,

                                              1996    1995    1994
Return on total average assets               1.27%   1.22%    1.07%

Return on average stockholders' equity      12.43%  12.83%   11.30%
Dividend payout ratio                       26.34%  24.36%   26.42%

Average equity to average assets ratio      10.22%   9.51%    9.51%


Item 2.  Properties

     Except for certain teller machine locations, Old Second Bancorp subsidiaries own 14 bank locations. Old Second National Bank leases space for the Trust office in Geneva. Yorkville National Bank leases space for a branch in the new Super Wal-Mart in Plano, Illinois.

     Old Second's main banking office located at 37 South River Street, Aurora, Illinois, has a total of approximately 82,000 square feet. The original five story, 30,000 square foot building was built in 1925, and a two story, 24,000 square foot addition was constructed in 1982. A 28,000 square foot building adjacent to the main bank is used for a ten lane drive-up bank facility and banking offices. Parking facilities are provided for approximately one hundred cars. Old Second leases to others about 13,700 square feet of building space and utilizes the remainder for its own operations.

Item 3.  Legal Proceedings

     In the normal course of business, Old Second Bancorp, Inc. and its subsidiary Banks are party to several legal proceedings, none of which are expected to have a materially adverse effect on its financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1996.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

     The Common Stock of Bancorp, has been traded in the over-the-counter market on the NASDAQ National Market System under the symbol OSBC since November 11, 1993. Prior to that date, there was no established public trading market for Bancorp's Common Stock. However, the stock was quoted on the over-the-counter market even though there was relatively little trading activity in the stock. Information regarding the number of stockholders and market price for Bancorp's Common Stock for 1996 and 1995 appears on page 25 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

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


Item 6.  Selected Financial Data

     "Selected Consolidated Financial Data" for the five years ended December 31, 1996 appears on page 7 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 4 through 6 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Related Notes, and the report thereon of Ernst & Young LLP dated January 16, 1997, appear on pages 8 through 24 of the Annual Report to Stockholders and are incorporated by reference in this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

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

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)(1) Financial Statements                      Reference
                                        Form 10-K      Annual Report
     Incorporated by reference in Part  Annual Report  to Stockholders
     II, Item 8 of this report:             (page)         (page)
     Consolidated Balance Sheets as of
     December 31, 1996 and 1995                34               8

     Consolidated Statements of Income
     for the years ended December 31,
     1996, 1995, and 1994                      35               9

     Consolidated Statements of Cash Flows
     for the years ended December 31,
     1996, 1995, and 1994                      36               10

     Consolidated Statements of Changes
     in Stockholders' Equity for the
     years ended December 31, 1996,
     1995, and 1994                            37               11

     Notes to Consolidated Financial
     Statements                             38-49            12-23

     Report of Independent Accountants         50               24

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





(a)(3) Exhibits (Continued)                        Reference
                                       Form 10-K      Annual Report
                                           Annual Report  to Stockholders
                                               (page)        (page)


13.1  Old Second Bancorp, Inc. - 1996 Annual
      Report to Stockholders is furnished for
      the information of the Commission and is
      not deemed to be "filed as a part of this
      10-K," except for portions incorporated
      herein.                                   26-55

22.1  Subsidiaries of the Registrant               56

23.1  Consents of Independent Accountants       57-58

25.1  Audit Opinion of Independent Accountant      59

27.1  Financial Data Schedule                      60

99.1  Old Second Bancorp, Inc. 1997 Proxy
      Statement                                 61-80



      Other exhibits are omitted because of the absence of conditions under which they are required.

(b)   Reports on Form 8-K:

      There were no Form 8-K reports filed during the fourth quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OLD SECOND BANCORP, INC.
                                           (Registrant)




Date  March 27, 1997               By /s/ James E. Benson

                                      James E. Benson- Chairman,
                                      Chief Executive Officer,
                                      and Director






Date  March 28, 1997               By /s/ Ronald J. Carlson
                                      Ronald J. Carlson -
                                      President, Chief Financial
                                      Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

          Date                          SIGNATURE AND TITLE



                                   Walter Alexander - Director


March 27, 1997                     /s/ James E. Benson

                                   James E. Benson - Chairman
                                   Chief Executive Officer,
                                   and Director

March 28, 1997                     /s/ Ronald J. Carlson

                                   Ronald J. Carlson-President,
                                   Chief Financial Officer,
                                   Secretary and Director



                                   Marvin Fagel - Director



                                   Joanne Hansen - Director


March 27, 1997                     /s/ Kenneth F. Lindgren

                                   Kenneth F. Lindgren - Director


March 27, 1997                     /s/ Jesse Maberry

                                   Jesse Maberry - Director



                                   Gary McCarter - Director

          Date                          SIGNATURE AND TITLE




                                    D. Chet McKee - Director


March 27, 1997                      /s/ William J. Meyer

                                    William J. Meyer - Director


March 27, 1997                      /s/ Alan J. Rassi

                                    Alan J. Rassi - Director



                                    Larry A. Schuster - Director


March 27, 1997                      /s/ William B. Skoglund

                                    William B. Skoglund -
                                    Vice President, Assistant
                                    Secretary, and Director


March 27, 1997                      /s/ George Starmann III

                                    George Starmann III
                                    Vice President and Director