Form 10-Q
period 1997-03-31
OLD SECOND BANCORP INC
filed 1997-06-27
CIK 357173

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 1997

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

2,937,484 shares of no par value common stock are outstanding as of May 9, 1997.

There are no exhibits with this Form 10-Q.
               Page 1 of 11 Pages

    Part I - Financial Information
    Item 1 - Financial Statements

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE DATA)
                                            March 31, December 31,
                                              1997        1996
                                               ---------  ---------
    ASSETS
    ------
    Cash and Due from Banks                  $ 27,890  $ 38,298
    Interest Bearing Deposits with Banks          200       200
    Federal Funds Sold                         35,400    40,175
                                              -------   -------
      Total Cash and Cash Equivalents          63,490    78,673

    Available for Sale Securities             253,143   276,607

    Loans                                     461,801   446,382
     Less:Allowance For Possible Loan Losses    6,600     6,403
          Unearned Income                         384       390
                                              -------   -------
      Loans, Net                              454,817   439,589

    Bank Premises and Equipment, Net           15,423    15,477
    Other Assets                               18,078    17,455
                                              -------   -------
    TOTAL ASSETS                             $804,951  $827,801
                                              =======   =======
    LIABILITIES
    -----------
    Deposits:
      Demand                                 $101,386  $111,512
      Savings                                 280,113   294,505
      Time                                    326,848   326,635
                                              -------   -------
         Total Deposits                       708,347   732,652

    Securities Sold Under Agreements
     to Repurchase                              2,617     1,838
    Other Short-term Borrowings                 3,807     4,401
    Note Payable                                    0        20
    Other Liabilities                           7,706     7,531
                                              -------   -------
        Total Liabilities                     722,477   746,442
                                              -------   -------
    STOCKHOLDERS' EQUITY
    --------------------
    Preferred Stock, no par value, 300,000 shares
      authorized, none issued
    Common Stock, no par value
      shares authorized: 6,000,000
      shares issued: 2,937,484                15,377    15,377

    Retained Earnings                         67,455    65,628
    Net Unrealized Gain (Loss) on Investments   (358)      354
                                             -------   -------
    Total Stockholders' Equity                82,474    81,359
                                             -------   -------
    TOTAL LIABILITIES&STOCKHOLDERS' EQUITY  $804,951  $827,801
                                             =======   =======

      See accompanying notes.

        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                        Three Months Ended
                                              March 31,
                                        ------------------
                                            1997    1996
                                           ------   ------
    INTEREST INCOME:
    ---------
      Loans                                 $ 9,919   $ 8,977
      Investment Securities:
        Taxable                               3,215     3,017
        Exempt From Federal Income Tax          815       953
      Federal Funds Sold                        418       538
      Interest Bearing Deposits                   5         5
                                             ------    ------
          Total Interest Income              14,372    13,490
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        1,830     1,819
      Time Deposits                           4,599     4,221
      Other Borrowings                           74        67
                                             ------    ------
          Total Interest Expense              6,503     6,107
                                             ------    ------
    Net Interest Income                       7,869     7,383
    Provision for Possible
       Loan Losses                              195       139
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses     7,674     7,244

    OTHER INCOME:
    ------------
      Trust Fees                              1,019       976
      Service Charges on Deposit Accounts       696       638
      Other Income                              290       345
                                             ------    ------
          Total Other Income                  2,005     1,959
                                             ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          3,427     3,087
      Net Occupancy of Bank Premises            423       400
      Furniture and Equipment                   692       604
      FDIC Insurance                             18         6
      Marketing                                 201       236
      Stationery and Supplies                   189       195
      Amortization of Intangible Assets         169       129
      Other                                   1,090       934
                                             ------    ------
          Total Other Expenses                6,209     5,591
                                             ------    ------
    Income Before Income Taxes                3,470     3,612
    Income Tax Expense                        1,055     1,132
                                             ------    ------
    Net Income                               $2,415    $2,480
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $ .82     $0.84
       Dividends Declared                      0.20      0.16

    Average Shares Outstanding            2,937,484 2,937,706

           See accompanying notes.

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)
                (IN THOUSANDS)
                                             For the Three Months
                                               Ended March 31,
                                                1997      1996
                                                -----     -----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
    Interest Received                       $14,231   $13,788
    Interest Paid                            (6,595)   (6,318)
    Paid to Suppliers and Employees          (6,472)   (5,652)
    Trust Fees Received                       1,019       976
    Income Taxes Paid                          (160)        0
    Service Charges Received on Deposit
     Accounts                                   696       638

    Other Income Received                       290       345
                                              ------    ------
    Net Cash Provided By Operating Activities 3,009     3,777
                                              ------    ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
    Net (Increase) Decrease in Loans        (15,423)    4,963
    Purchases of Available for Sale
      Securities                            (13,468)  (15,836)
    Proceeds from Maturities of Available
      for Sale Securities                    35,717    14,020
    Capital Expenditures                       (354)     (382)
    Other, Net                                  396        24
                                              ------    ------
    Net Cash Provided by Investing Activities 6,868     2,789
                                              ------    ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    -------------------------------------
    Net Decrease in Deposits                (24,305)  (10,582)
    Net Increase (Decrease) in
      Other Short-term Borrowings               185    (2,129)
    Decrease in Note Payable                    (20)        0
    Dividends Paid                             (881)     (823)
    Other, Net                                  (39)      (38)
                                              ------   ------
    Net Cash Used in Financing Activities   (25,060)  (13,572)
                                              ------    ------
    Net Decrease in Cash
     & Cash Equivalents                     (15,183)   (7,006)
    Cash & Cash Equivalents
     at Beginning of Period                  78,673    85,247
                                             ------    ------
    Cash & Cash Equivalents at End of Period$63,490   $78,241
                                             ======    ======
    RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net Income                               $2,415    $2,480
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation                            408       312
        Provision for Possible Loan Losses      195       139
        Increase in Taxes Payable               895     1,132
        Increase in Interest Receivable        (201)      343
        Decrease in Interest Payable            (91)     (211)
        Net Premium Amortization
          (Discount Accretion)                   59       (45)
        Amortization of Intangible Assets       169       129
        Decrease in Accrued Expenses           (675)     (452)
        (Increase)Decrease in Prepaid Expenses (165)      (50)
                                              -----     -----
          Total Adjustments                    (594)   (1,297)
                                              -----     -----
          Net Cash Provided by
            Operating Activities             $3,009    $3,777
                                              =====     =====

        See accompanying notes.

                          Page 4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management to a fair statement of results for the interim periods presented. Results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2 - ACCOUNTING FOR EARNING PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share" which prescribes the calculation of earnings per share for both interim and annual financial statements. Adoption of this standard is required for periods ending after December 15, 1997 and is not expected to have a material effect on the Corporation's earnings per share computation.

PART 1 - FINANCIAL INFORMATION
ITEM 2

              OLD SECOND BANCORP, INC. AND SUBSIDIARIES
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc.
and its subsidiaries.

FINANCIAL CONDITION

Total assets at March 31, 1997 of $804,951,000 were down 2.8% from the 1996 year-end total of $827,801,000. Total investment securities of $253,143,000 were down $23,464,000 (8.5%) whereas net loans of $454,817,000 were up $15,228,000 (3.5%).

Total deposits of $708,347,000 were down 3.3% from the 1996
year-end total of $732,652,000 and includes declines of $10,126,000 in demand and $14,392,000 in savings deposits.

Total stockholders' equity of $82,474,000 increased by $1,115,000 from the 1996 year-end total of $81,359,000. The increase resulted from additional retained earnings of $1,827,000 offset by a decline of $712,000 in the net unrealized gain (loss) on investments.


RESULTS OF OPERATIONS

Operating results include net income for Old Second Bancorp, Inc.
and its subsidiaries for the three months ended March 31, 1997 and 1996.

Net interest income for the three months ended March 31, 1997 of $7,869,000 was up $486,000 (6.6%) over the like period of 1996.
Total interest income for the three months of $14,372,000 was higher than 1996 by $882,000 (6.5%). Total interest expense of $6,503,000 for the three months increased $396,000 (6.4%) from the same period in 1996.

Total other income for the three months ending March 31, 1997 of $2,005,000 was up $46,000 (2.35%) from the same period a year ago. Trust fees increased $43,000 (4.4%) for the quarter compared to 1996 while service charges on deposit accounts increased $58,000 (9.09%). Other income decreased $55,000 (15.9%) from the like time period in 1996 primarily due to a decline in secondary mortgage fees which were higher in 1996 as customers took advantage of declining interest rates.


Total other expenses for the three months of 1997 increased
$618,000 (11.0%) from the same period in 1996 due primarily to additional costs of establishing new locations and the costs related to the pending acquisition of Maple Park Bancshares. Salaries and employee benefits were up $340,000 (11.0%). Furniture and equipment increased
$88,000 (14.5%), while marketing and stationery and supplies decreased $35,000 (14.8%) and $6,000 (3.1%), respectively. FDIC insurance expense increased $12,000 and other expenses were up
$156,000 (16.7%) from the same period in 1996.

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

Net cash provided by operating activities was $3,009,000 and $3,777,000 for the three months ended March 31, 1997 and 1996, respectively.

Net cash provided by investing activities was $6,868,000 for the three months in 1997; in 1996 net cash provided in investing activities totaled $2,789,000. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. The increase in cash flows from investing activities was primarily attributable to the net decrease in loans offset by increased investment securities purchase and proceeds activity.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowings and notes payable, and the payment of dividends to stockholders.
For the three months, net cash of $25,060,000 and $13,572,000 was used in financing activities for 1997 and 1996, respectively.
A decrease in deposits generated cash outflows of $24,305,000 and $10,582,000 for the three months of 1997 and 1996, respectively.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     A. The annual meeting of stockholders of Old Second Bancorp, Inc. was held on March 11, 1997.

     B. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

            Ratification and approval of the selection of Ernst &
            Young LLP as the Corporation's independent auditors for the year of 1997.

            For 2,505,698 Against 4,992  Abstentions 5,092


            The election of three directors to serve for a term of three years each.

      Ronald Carlson   For 2,493,183  Against 10,500  Abstentions 12,099
      Gary McCarter    For 2,497,587  Against  6,096  Abstentions 12,099
      D. Chet McKee    For 2,489,570  Against 13,953  Abstentions 12,259

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



                              OLD SECOND BANCORP, INC.


                              /s/ R J CARLSON


                             By: R.J. Carlson,
                             President, Chief Financial Officer,
                             Chief Operating Officer, Secretary
                             and Director



Date: 05/14/97


                               Page 11



OLD SECOND BANCORP, INC.
37 SOUTH RIVER STREET
AURORA ILLINOIS  60507