Form 10-Q
period 1997-06-30
OLD SECOND BANCORP INC
filed 1997-08-15
CIK 357173

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

        Quarterly Report Pursuant To Section 13 Or 15(d)
             Of The Securities Exchange Act Of 1934

          For the quarterly period ended June 30, 1997

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

3,049,292 shares of no par value common stock are outstanding as of August 13, 1997.

There are no exhibits with this Form 10-Q.

Part I - Financial Information
Item 1 - Financial Statements


                OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                       June 30,     December 31,
ASSETS                                   1997           1996
- - - - - - - - - -                    --------     -----------
Cash and Due from Banks, Non-
  Interest Bearing                      $32,354       $40,132
Interest Bearing Deposits With Banks        350           200
Federal Funds Sold                       49,175        40,675
                                        --------      -------
  Total Cash and Cash Equivalents        81,879        81,007

Available-for-Sale Securities           255,339       287,064

Loans Held for Sale                      12,127         6,137
Loans                                   514,628       482,304
  Less: Allowance For Possible Loan
    Losses                                6,603         6,968
        Unearned Income                     384           390
                                        --------      -------
  Loans, Net                            519,768       481,083

Bank Premises and Equipment, Net         21,123        19,410
Other Assets                             23,833        21,280
                                        --------     --------
TOTAL ASSETS                           $901,942      $889,844
                                       ========      ========
LIABILITIES
- - - - - - - - - -
Deposits:
  Demand                               $113,388      $118,336
  Savings                               289,803       305,272
  Time                                  377,058       366,361
                                       --------      --------
     Total Deposits                     780,249       789,969

Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase    18,892         1,838
Other Short-Term Borrowings               5,455         4,401
Note Payable                                  0         1,017
Other Liabilities                        10,487         8,419
                                       --------      --------
    Total Liabilities                   815,083       805,644

STOCKHOLDERS' EQUITY
- - - - - - - - - -
Preferred Stock, no par value, 300,000 shares
  authorized, none issued
Common Stock, no par value
  shares authorized: 6,000,000
  shares issued: 2,937,706               15,844        15,844
Retained Earnings                        70,702        68,052
Net Unrealized Gain on Investments          313           304
                                       --------      --------
    Total Stockholders' Equity           86,859        84,200

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $901,942      $889,844
                                       ========      ========

[FN]
                        See accompanying notes.

         OLD SECOND BANCORP, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME

      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                          Three Months Ended
                                                June 30,
                                            1997         1996
                                         ----------   ----------
INTEREST INCOME:
------------------
  Interest and Fees on Loans               $11,141       $9,984
  Interest and Dividends on
    Available-for-Sale Securities:
      Taxable                                3,193        3,162
      Exempt From Federal Income Tax           865          939
  Interest on Federal Funds Sold               446          542
  Interest on Interest Bear. Dep.                2            6
                                           -------      -------
      Total Interest Income                 15,647       14,633

INTEREST EXPENSE:
----------------
  Savings Deposits                           1,882        1,942
  Time Deposits                              5,361        4,749
  Other Short-Term Borrowings                  200           40
                                           -------      -------
      Total Interest Expense                 7,443        6,731

      Net Interest Income                    8,204        7,902
Provision for Possible
   Loan Losses                                 350          140
Net Interest Income After                 --------      -------
  Provision for Possible
  Loan Losses                                7,854        7,762

OTHER INCOME:
- - - - - - - - -
  Trust Fees                                 1,003          991
  Service Charges on Deposit Accounts          792          692
  Gain on Sale of Loans                        553          692
  Other Income                                 755        1,094
                                           -------      -------
      Total Other Income                     3,103        3,469
                                           -------      -------
OTHER EXPENSES:
--------------
  Salaries and Employee Benefits             4,455        4,573
  Net Occupancy of Bank Premises               532          558
  Furniture and Equipment                      776          746
  FDIC Insurance                                60           67
  Marketing                                    334          164
  Stationery and Supplies                      261          309
  Amortization of Intangible Assets            281          227
  Other                                      1,938        1,553
                                           -------      -------
      Total Other Expenses                   8,637        8,197
                                           -------      -------
Income Before Income Taxes                   2,320        3,036
Income Tax Expense                             825          971
                                           -------      -------
Net Income                                  $1,495       $2,063
                                           =======      =======
Per Share Amounts:
- - - - - - - - -
   Net Income                                $0.49        $0.68
   Dividends Declared                         0.39         0.35

Average Shares Outstanding               3,049,190    3,049,412

[FN]
                       See accompanying notes.

         OLD SECOND BANCORP, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME

      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                            Six Months Ended
                                                June 30,
                                             1997       1996
                                           --------   -------
INTEREST INCOME:
------------------
  Interest and Fees on Loans                $22,037    20,094
  Interest and Dividends on
    Available-for-Sale Securities:
      Taxable                                 6,565     6,344
      Exempt From Federal Income Tax          1,683     1,893
  Interest on Federal Funds Sold                887     1,170
  Interest on Interest Bear. Dep.                 7        11
                                           --------  --------
      Total Interest Income                  31,179    29,512
                                          ---------  --------
INTEREST EXPENSE:
----------------
  Savings Deposits                            3,782     3,852
  Time Deposits                              10,552     9,630
  Other Short-Term Borrowings                   356       288
                                          ---------  --------
      Total Interest Expense                 14,690    13,770
                                          ---------  --------
      Net Interest Income                    16,489    15,742
Provision for Possible
   Loan Losses                                  545       279
Net Interest Income After                 ---------  --------
  Provision for Possible
  Loan Losses                                15,944    15,463

OTHER INCOME:
- - - - - - - - -
  Trust Fees                                  2,022     1,967
  Service Charges on Deposit Accounts         1,505     1,353
  Gain on Sale of Loans                       1,220     1,876
  Other Income                                1,397     2,162
                                           --------   -------
      Total Other Income                      6,144     7,358
                                           --------  --------
OTHER EXPENSES:
--------------
  Salaries and Employee Benefits              8,780     9,074
  Net Occupancy of Bank Premises              1,059     1,053
  Furniture and Equipment                     1,593     1,503
  FDIC Insurance                                114       109
  Marketing                                     535       400
  Stationery and Supplies                       488       542
  Amortization of Intangible Assets             568       452
  Other                                       3,360     3,170
                                           --------  --------
      Total Other Expenses                   16,497    16,303
                                           --------  --------
Income Before Income Taxes                    5,591     6,518
Income Tax Expense                            1,822     2,080
                                           --------  --------
Net Income                                   $3,769    $4,438
                                           ========  ========
Per Share Amounts:
- - - - - - - - -
   Net Income                                 $1.28     $1.51
   Dividends Declared                          0.86      0.73

Average Shares Outstanding                2,937,586  2,937,706

[FN]

                         See accompanying notes.

               OLD SECOND BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                           (IN THOUSANDS)
                                               For the Six Months
                                                 Ended June 30,
                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES :     ----------     ----------
--------------------------------------
Interest Received                             30,708        29,560
Interest Paid                                (14,764)      (14,187)
Paid to Suppliers and Employees              (14,369)      (12,727)
Trust Fees Received                            2,022         1,967
Income Taxes Paid                             (1,612)       (3,068)
Service Charges Received on Deposit Accounts   1,505         1,353
Net Increase in Mortgage Loans Held For Sale  (5,990)       24,151
Other Income Received                          1,396         2,165
                                           ---------     ---------
Net Cash Provided (Used) By Operating
   Activities                                 (1,104)       29,214
                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Net (Increase) Decrease in Loans             (32,850)      (13,267)
Purchases of Available for Sale Securities   (14,470)      (33,505)
Proceeds from Maturities of Available
     for Sale Securities                      45,955        26,246
Capital Expenditures                          (2,719)         (425)
Purchase of Mortgage Servicing Rights            (37)         (552)
Other, Net                                      (223)          371
                                           ---------     ---------
Net Cash Provided (Used) By Investing
     Activities                               (4,344)      (21,132)
                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Decrease in Deposits                      (9,720)       (7,972)
Net Increase (Decrease) in Other
     Short-term Borrowings                    18,108        (9,611)
Decrease in Note Payable                      (1,017)          (20)
Dividends Paid                                (1,469)       (1,294)
Other, Net                                       417           (74)
                                           ---------     ---------
Net Cash Provided (Used) in Financing
     Activities                                6,319       (18,971)
                                           ---------     ---------
Net Decrease in Cash & Cash Equivalents          871       (10,889)
Cash and Cash Equivalents at Beginning of
     Period                                   81,007        86,921
                                           ---------     ---------
Cash & Cash Equivalents at End of Period      81,878        76,032
                                           =========     =========
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
-----------------------------------
Net Income                                     3,769         4,438
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
     Depreciation                              1,006           843
     Provision for Possible Loan Losses          545           279
     Increase in Taxes Payable                   210          (988)
     Increase in Interest Receivable            (735)           (2)
     Decrease in Interest Payable                (73)         (392)
     Net Premium Amortization
          (Discount Accretion)                   264            50
     Amortization of Intangible Assets           568           452
     (Increase) Decrease in Mortgages Held
         for Sale                             (5,990)       24,151
     Gains on Sale of Loans                   (1,220)       (1,874)
     Decrease in Accrued Expenses              2,268        (1,034)
     (Increase) Decrease in Prepaid Expenses  (1,716)        3,291
                                            --------     ---------
          Total Adjustments                   (4,873)       24,776
                                            --------     ---------
     Net Cash (Used) Provided by Operating
          Activities                          (1,104)       29,214
                                            ========     =========

[FN]

                         See accompanying notes.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management to a fair statement of results for the interim periods presented. Results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2 - ACCOUNTING FOR EARNING PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earning Per Share" which prescribes the calculation of earnings per share for both interim and annual financial statements. Adoption of this standard is required for periods ending after December 15, 1997 and is not expected to have a material effect on the Corporation's earnings per share computation.

NOTE 3 - BUSINESS COMBINATIONS

On May 13, 1997 Old Second issued 111,706 shares of common stock to acquire 100% of the outstanding common stock of Maple Park Bancshares, Inc. The acquistion of Maple Park Bancshares, Inc. was accounted for as a pooling-of-interest; accordingly, the financial statements have been restated for all periods presented to include the accounts and results of operation of Maple Park Bancshares, Inc.

Operating results of Old Second and Maple Park Bancshares for the three months and six months ended June 30, 1997 and 1996, prior to restatement are as follows:


                              Three Months Ended June 30,

                                   1997      1996
                                   ----      ----
(In thousands)
Old Second
Net Interest Income                 7,899     7,313
Net Income                          1,967     2,543

Maple Park Bancshares
Net Interest Income                   305       589
Net Income                           (472)     (480)

Combined
Net Interest Income                 8,204     7,902
Net Income                          1,495     2,063


                              Six Months Ended June 30,

                                   1997      1996
                                   ----      ----
(In thousands)

Old Second
Net Interest Income                15,768    14,696
Net Income                          4,382     5,025

Maple Park Bancshares
Net Interest Income                   721     1,046
Net Income                           (613)     (587)

Combined
Net Interest Income                16,489    15,742
Net Income                          3,769     4,438



PART 1 - FINANCIAL INFORMATION
ITEM 2

              OLD SECOND BANCORP, INC. AND SUBSIDIARIES
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc.
and its subsidiaries.

FINANCIAL CONDITION

Total assets at June 30, 1997 of $901,942,000 were up 1.4% from the 1996 year-end total of $889,844,000. Total investment securities of $255,339,000 were down $31,725,000 (11.0%). Net loans of $519,768,000 were up $38,685,000 (8.0%).

Total deposits of $780,249,000 were down 1.2% from the 1996 year-end total of $789,969,000 and includes declines of $4,948,000 in demand and $15,469,000 in savings deposits.

Total stockholders' equity of $86,859,000 increased by $2,659,000 from the 1996 year-end total of $84,200,000. The increase was primarily the result of net income less dividends paid.

RESULTS OF OPERATIONS

Operating results include net income for Old Second Bancorp, Inc.
and its subsidiaries for the six months ended June 30, 1997 and 1996.

Net interest income for the six months ended June 30, 1997 of $16,489,000 was up $747,000 (4.7%) over the same period of 1996.
Total interest income for the six months of $31,179,000 was higher than 1996 by $1,667,000 (5.6%). Total interest expense of $14,690,000 for the six months increased $920,000 (6.7%) from the same period in 1996.

Total other income for the six months ending June 30, 1997 of $6,144,000 was down $1,214,000 (19.7%) from the same period a year ago. Trust fees increased $55,000 (2.87%) for the six months while service charges on deposit accounts increased $152,000
(11.2%). Other income decreased $765,000 (35.3%) from the same period in 1996 primarily due to a decline in secondary mortgage fees which were higher in 1996 as customers took advantage of declining interest rates by refinanced their mortgages.

Total other expenses for the six months of 1997 increased
$194,000 (1.2%) from the same period in 1996 due primarily to additional costs of establishing new locations and the costs related to the acquisition of Maple Park Bancshares, Inc. Salaries and employee benefits were down $294,000 (3.2%). Furniture and equipment expense increased $90,000 (6.0%), while marketing expense increased $135,000 (33.8%); and, stationery and supplies expense decreased $54,000 (10.0%). Other expenses were $190,000 (6.0%) higher than the same period in 1996.

LIQUIDITY

Liquidity is generally defined as the ability to meet cash flow requirements which, for a bank means having funds available to satisfy customer credit needs as well as having funds available to meet depositor withdrawal requests. For the Corporation, liquidity means having funds available to pay cash dividends, debt service and operating expenses. Liquid assets consist primarily of non-interest bearing and interest bearing deposits, overnight federal funds sold and unpledged investment securities. The Consolidated Statements of Cash Flows included with the financial statements herein set forth the cash flows from operating, investing and financing activities for the various time periods.

Net cash disbursed as a result of operating activities was $1,104,000 for the six months ended June 30, 1997. Net cash provided by operating activities for the six months ended June
30, 1996 was $29,214,000.

Net cash disbursed as a result of investing activities was $4,344,000 for the six months in 1997; in 1996 net cash disbursed as a result of investing activities totaled $21,132,000. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. The increase in cash flows from investing activities was primarily attributable to the net increase in loans offset by increased investment securities purchase and proceeds activity.

Cash flows from financing activites are primarily attributable to changes in deposit levels, short-term borrowings and notes payable, and the payment of dividends to stockholders. For the six months ended June 30, 1997, financing activities provided $6,319,000 of net cash. For the six months ended June 30, 1996, financing activities used $18,971,000 of net cash. A decrease in deposits generated cash outflows of $9,720,000 and $7,972,000 for the six months of 1997 and 1996, respectively.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27. Financial Data Schedule

     B.  Reports on Form 8-K


          Information contained in Item 5 of Bancorp's Form
          8-K Current Report dated May 20, 1997 regarding the acquisition of Maple Park Bancshares is incorporated by reference in this Form 10-Q

                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              OLD SECOND BANCORP, INC.



                             /s/ R. J. Carlson

                             By: R.J. Carlson,
                             President, Chief Financial Officer,
                             Chief Operating Officer, Secretary
                             and Director





Date: 08/15/97