Form 10-Q/A
period 1997-06-30
OLD SECOND BANCORP INC
filed 1997-09-10
CIK 357173

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                      AMENDED FORM 10-Q

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
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                       June 30,     December 31,
ASSETS                                   1997           1996
- - - - - - - - - - -                    --------     -----------
Cash and Due from Banks, Non-
  Interest Bearing                      $32,354       $40,132
Interest Bearing Deposits With Banks        350           200
Federal Funds Sold                       49,175        40,675
                                        --------      -------
  Total Cash and Cash Equivalents        81,879        81,007

Available-for-Sale Securities           255,339       287,064

Loans Held for Sale                      12,127         6,137
Loans                                   514,628       482,304
  Less: Allowance For Possible Loan
    Losses                                6,603         6,968
        Unearned Income                     384           390
                                        --------      -------
  Loans, Net                            519,768       481,083

Bank Premises and Equipment, Net         21,123        19,410
Other Assets                             23,833        21,280
                                        --------     --------
TOTAL ASSETS                           $901,942      $889,844
                                       ========      ========
LIABILITIES
- - - - - - - - - - -
Deposits:
  Demand                               $113,388      $118,336
  Savings                               289,803       305,272
  Time                                  377,058       366,361
                                       --------      --------
     Total Deposits                     780,249       789,969

Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase    18,892         1,838
Other Short-Term Borrowings               5,455         4,401
Note Payable                                  0         1,017
Other Liabilities                        10,487         8,419
                                       --------      --------
    Total Liabilities                   815,083       805,644

STOCKHOLDERS' EQUITY
- - - - - - - - - - -
Preferred Stock, no par value, 300,000 shares
  authorized, none issued
Common Stock, no par value
  shares authorized: 6,000,000
  shares issued: 2,937,706               15,844        15,844
Retained Earnings                        70,702        68,052
Net Unrealized Gain on Investments          313           304
                                       --------      --------
    Total Stockholders' Equity           86,859        84,200

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $901,942      $889,844
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
- ------------------
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
- ----------------
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
- - - - - - - - - -
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
- --------------
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
- - - - - - - - - -
   Net Income                                $0.49        $0.68
   Dividends Declared                         0.39         0.35

Average Shares Outstanding               3,049,190    3,049,412

[FN]
                       See accompanying notes.

         OLD SECOND BANCORP, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME

      (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                            Six Months Ended
                                                June 30,
                                             1997       1996
                                           --------   -------
INTEREST INCOME:
- ------------------
  Interest and Fees on Loans                $22,037    20,094
  Interest and Dividends on
    Available-for-Sale Securities:
      Taxable                                 6,565     6,344
      Exempt From Federal Income Tax          1,683     1,893
  Interest on Federal Funds Sold                887     1,170
  Interest on Interest Bear. Dep.                 7        11
                                           --------  --------
      Total Interest Income                  31,179    29,512
                                          ---------  --------
INTEREST EXPENSE:
- ----------------
  Savings Deposits                            3,782     3,852
  Time Deposits                              10,552     9,630
  Other Short-Term Borrowings                   356       288
                                          ---------  --------
      Total Interest Expense                 14,690    13,770
                                          ---------  --------
      Net Interest Income                    16,489    15,742
Provision for Possible
   Loan Losses                                  545       279
Net Interest Income After                 ---------  --------
  Provision for Possible
  Loan Losses                                15,944    15,463

OTHER INCOME:
- - - - - - - - - -
  Trust Fees                                  2,022     1,967
  Service Charges on Deposit Accounts         1,505     1,353
  Gain on Sale of Loans                       1,220     1,876
  Other Income                                1,397     2,162
                                           --------   -------
      Total Other Income                      6,144     7,358
                                           --------  --------
OTHER EXPENSES:
- --------------
  Salaries and Employee Benefits              8,780     9,074
  Net Occupancy of Bank Premises              1,059     1,053
  Furniture and Equipment                     1,593     1,503
  FDIC Insurance                                114       109
  Marketing                                     535       400
  Stationery and Supplies                       488       542
  Amortization of Intangible Assets             568       452
  Other                                       3,360     3,170
                                           --------  --------
      Total Other Expenses                   16,497    16,303
                                           --------  --------
Income Before Income Taxes                    5,591     6,518
Income Tax Expense                            1,822     2,080
                                           --------  --------
Net Income                                   $3,769    $4,438
                                           ========  ========
Per Share Amounts:
- - - - - - - - - -

   Net Income                                 $1.24     $1.46
   Dividends Declared                          0.86      0.73

Average Shares Outstanding                3,049,190  3,049,412

[FN]

                         See accompanying notes.

               OLD SECOND BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                           (IN THOUSANDS)
                                               For the Six Months
                                                 Ended June 30,
                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES :     ----------     ----------
- --------------------------------------
Interest Received                             30,708        29,560
Interest Paid                                (14,764)      (14,187)
Paid to Suppliers and Employees              (14,369)      (12,727)
Trust Fees Received                            2,022         1,967
Income Taxes Paid                             (1,612)       (3,068)
Service Charges Received on Deposit Accounts   1,505         1,353
Net Increase in Mortgage Loans Held For Sale  (5,990)       24,151
Other Income Received                          1,396         2,165
                                           ---------     ---------
Net Cash Provided (Used) By Operating
   Activities                                 (1,104)       29,214
                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Net (Increase) Decrease in Loans             (32,850)      (13,267)
Purchases of Available for Sale Securities   (14,470)      (33,505)
Proceeds from Maturities of Available
     for Sale Securities                      45,955        26,246
Capital Expenditures                          (2,719)         (425)
Purchase of Mortgage Servicing Rights            (37)         (552)
Other, Net                                      (223)          371
                                           ---------     ---------
Net Cash Provided (Used) By Investing
     Activities                               (4,344)      (21,132)
                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Net Decrease in Deposits                      (9,720)       (7,972)
Net Increase (Decrease) in Other
     Short-term Borrowings                    18,108        (9,611)
Decrease in Note Payable                      (1,017)          (20)
Dividends Paid                                (1,469)       (1,294)
Other, Net                                       417           (74)
                                           ---------     ---------
Net Cash Provided (Used) in Financing
     Activities                                6,319       (18,971)
                                           ---------     ---------
Net Decrease in Cash & Cash Equivalents          871       (10,889)
Cash and Cash Equivalents at Beginning of
     Period                                   81,007        86,921
                                           ---------     ---------
Cash & Cash Equivalents at End of Period      81,878        76,032
                                           =========     =========
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
- -----------------------------------
Net Income                                     3,769         4,438
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
     Depreciation                              1,006           843
     Provision for Possible Loan Losses          545           279
     Increase in Taxes Payable                   210          (988)
     Increase in Interest Receivable            (735)           (2)
     Decrease in Interest Payable                (73)         (392)
     Net Premium Amortization
          (Discount Accretion)                   264            50
     Amortization of Intangible Assets           568           452
     (Increase) Decrease in Mortgages Held
         for Sale                             (5,990)       24,151
     Gains on Sale of Loans                   (1,220)       (1,874)
     Decrease in Accrued Expenses              2,268        (1,034)
     (Increase) Decrease in Prepaid Expenses  (1,716)        3,291
                                            --------     ---------
          Total Adjustments                   (4,873)       24,776
                                            --------     ---------
     Net Cash (Used) Provided by Operating
          Activities                          (1,104)       29,214
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





Date: 09/10/97