Form 10-Q
period 1997-09-30
OLD SECOND BANCORP INC
filed 1997-11-14
CIK 357173

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 1997


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

3,049,190 shares of no par value common stock are outstanding as of November 10, 1997.

There are no exhibits with this Form 10-Q.

                       Page 1 of 12 Pages

    Part I - Financial Information
    Item 1 - Financial Statements

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE DATA)

                                       September 30, December 31,
                                              1997       1996
                                            ---------  ---------
    ASSETS
    ------
    Cash and Due from Banks, Non-
      Interest Bearing                       $ 35,250  $ 40,132
    Interest Bearing Deposits With Banks          350       200
    Federal Funds Sold                         40,050    40,675
                                              -------   -------
      Total Cash and Cash Equivalents          75,650    81,007

    Available for Sale Securities             268,514   287,064

    Loans Held for Sale                        15,344     6,137
    Loans                                     530,348   481,914
     Less:Allowance For Possible Loan Losses    7,023     6,968
                                              -------   -------
      Loans, Net                              538,669   481,083

    Bank Premises and Equipment, Net           20,946    19,410
    Other Assets                               23,039    21,280
                                              -------   -------
    TOTAL ASSETS                             $926,818  $889,844
                                              =======   =======
    LIABILITIES
    -----------
    Deposits:
      Demand                                 $106,572  $118,336
      Savings                                 293,744   305,272
      Time                                    380,564   366,361
                                              -------   -------
         Total Deposits                       780,880   789,969

    Federal Funds Purchased and Securities
       Sold Under Agreements to Repurchase     20,780     1,838
    Other Short-Term Borrowings                 6,995     4,401
    Note Payable                               19,353     1,017
    Other Liabilities                           9,508     8,419
                                              -------   -------
        Total Liabilities                     837,516   805,644
                                              -------   -------


   STOCKHOLDERS' EQUITY
    --------------------
    Preferred Stock, no par value, 300,000 shares
      authorized, none issued
    Common Stock, no par value
      shares authorized: 6,000,000
      shares issued and
         outstanding: 3,049,190                15,844    15,844
    Retained Earnings                          72,641    68,052
    Net Unrealized Gain (Loss) on Investments     817       304
                                              -------   -------
    Total Stockholders' Equity                 89,302    84,200
                                              -------   -------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $926,818  $889,844
                                              =======   =======

[FN]
      See accompanying notes.

        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                        Three Months Ended
                                           September 30,
                                        ------------------
                                            1997     1996
                                           ------   ------
    INTEREST INCOME:
    ---------------
      Interest and Fees on Loans            $12,020   $10,530
      Interest and Dividends on
        Available-for-Sale Securities:
           Taxable                            3,223     3,220
           Exempt From Federal Income Tax       819       968
      Interest on Federal Funds Sold            723       390
      Interest on Interest Bearing Deposits       6         7
                                             ------    ------
          Total Interest Income              16,791    15,115
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        1,988     1,933
      Time Deposits                           5,645     4,836
      Other Short-Term Borrowings               303       287
      Note Payable                              265         0
                                             ------    ------
          Total Interest Expense              8,201     7,056
                                             ------    ------
          Net Interest Income                 8,590     8,059
    Provision for Possible
       Loan Losses                              356       265
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses     8,234     7,794

    OTHER INCOME:
    ------------
      Trust Fees                                939       910
      Service Charges on Deposit Accounts       821       768
      Gain on Sale of Loans                   1,283       851
      Other Income                              761       863
                                             ------    ------
          Total Other Income                  3,804     3,392
                                             ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits          4,584     4,176
      Net Occupancy of Bank Premises            570       642
      Furniture and Equipment                   826       846
      FDIC Insurance                             35        21
      Marketing                                 294        99
      Stationery and Supplies                   252       226
      Amortization of Intangible Assets         289       257
      Other                                   1,584     1,836
                                             ------    ------
          Total Other Expenses                8,434     8,103
                                             ------    ------
    Income Before Income Taxes                3,604     3,083
    Income Tax Expense                        1,104       995
                                             ------    ------
    Net Income                               $2,500    $2,088
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $0.82     $0.68
       Dividends Declared                      0.20      0.19

    Average Shares Outstanding            3,049,190 3,049,412

[FN]
           See accompanying notes.


        OLD SECOND BANCORP, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                    (UNAUDITED)
     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                            Nine Months Ended
                                              September 30,
                                            ----------------
                                             1997      1996
                                            ------    ------
    INTEREST INCOME:
    ---------------
      Interest and Fees on Loans            $34,057   $30,624
      Interest and Dividends on
         Available-for-Sale Securities:
           Taxable                            9,788     9,564
           Exempt From Federal Income Tax     2,502     2,861
      Interest on Federal Funds Sold          1,610     1,560
      Interest on Interest Bearing Deposits      13        18
                                             ------    ------
          Total Interest Income              47,970    44,627
                                             ------    ------
    INTEREST EXPENSE:
    ----------------
      Savings Deposits                        5,770     5,785
      Time Deposits                          16,197    14,466
      Other Short-Term Borrowings               659       574
      Note Payable                              265         1
                                             ------    ------
          Total Interest Expense             22,891    20,826
                                             ------    ------
          Net Interest Income                25,079    23,801
    Provision for Possible
       Loan Losses                              901       544
                                             ------    ------
    Net Interest Income After
       Provision for Possible Loan Losses    24,178    23,257

    OTHER INCOME:
    ------------
      Trust Fees                              2,961     2,877
      Service Charges on Deposit Accounts     2,326     2,121
      Gain on Sale of Loans                   2,426     2,727
      Other Income                            2,235     3,025
                                             ------    ------
          Total Other Income                  9,948    10,750
                                             ------    ------
    OTHER EXPENSES:
    --------------
      Salaries and Employee Benefits         13,364    13,250
      Net Occupancy of Bank Premises          1,629     1,695
      Furniture and Equipment                 2,411     2,349
      FDIC Insurance                            149       130
      Marketing                                 829       642
      Stationery and Supplies                   740       768
      Amortization of Intangible Assets         848       709
      Other                                   4,961     4,863
                                             ------    ------
          Total Other Expenses               24,931    24,406
                                             ------    ------
    Income Before Income Taxes                9,195     9,601
    Income Tax Expense                        2,926     3,075
                                             ------    ------
    Net Income                               $6,269    $6,526
                                             ======    ======
    Per Share Amounts:
    -----------------
       Net Income                             $2,06     $2.14
       Dividends Declared                      0.59      0.58

    Average Shares Outstanding            3,049,190 3,049,412

[FN]
           See accompanying notes.

     OLD SECOND BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)
                (IN THOUSANDS)

                                           For the Nine Months
                                            Ended September 30,
                                              1997      1996
                                              -----     -----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
    Interest Received                        $46,894   $44,881
    Interest Paid                            (22,708)  (20,940)
    Paid to Suppliers and Employees          (22,832)  (20,206)
    Trust Fees Received                        2,961     2,877
    Income Taxes Paid                         (2,441)   (4,210)
    Service Charges Received on Deposit
     Accounts                                  2,326     2,121
    Net(Increase) Decrease in Mortgage Loans
       Held for Sale                         (11,598)   22,856
    Other Income Received                      2,235     3,025
                                              ------    ------
    Net Cash (Used in)
       Provided by Operating Activities       (5,163)   30,404
                                              ------    ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    -------------------------------------
    Net Increase in Loans                    (44,582)  (21,619)
    Purchases of Available for Sale
      Securities                             (44,786)  (38,331)
    Proceeds from Maturities of Available
      for Sale Securities                     63,752    35,181
    Capital Expenditures                      (2,960)   (1,006)
    Purchase of Mortgage Servicing Rights       (120)     (658)
    Other, Net                                  (431)     (141)
                                              ------    ------
    Net Cash Used in Investing Activities    (29,127)  (26,574)
                                              ------    ------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    -------------------------------------
    Net Increase (Decrease)in Deposits        (9,089)       490
    Increase (Decrease)in Other
      Short-term Borrowings                   21,536    (13,169)
    Increase in Note Payable                  18,336          0
    Dividends Paid                            (2,079)    (1,891)
    Other, Net                                   229          7
                                              -------   ------
   Net Cash (Used in) Provided by
      Financing Activities                    28,933    (14,563)
                                              -------   ------
    Net Increase (Decrease) in Cash
     & Cash Equivalents                       (5,357)   (10,733)
    Cash & Cash Equivalents
     at Beginning of Period                   (81,007)  (86,921)
                                              ------    ------
    Cash & Cash Equivalents at End of Period  $75,650   $76,188
                                              ======    ======
    RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net Income                                $6,269      $6,526
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation                           1,526       1,284
        Provision for Possible Loan Losses       901         544
        Increase (Decrease) in Taxes Payable     796      (1,128)
        (Increase) Decrease in Mortgages
           held for Sale                     (11,598)     22,856
        (Increase) Decrease in Interest
           Receivable                         (1,508)        131
        Increase (Decrease) in Interest
           Payable                               183        (103)
        Net Premium Amortization                 431         123
        Gains on Sales of Loans               (2,426)     (2,727)
        Amortization of Intangible Assets        848         709
        Decrease in Accrued Expenses             (11)     (1,340)
        (Increase) Decrease in Prepaid
           Expenses                             (574)      3,529
                                              ------    ------
          Total Adjustments                   (11,432)    23,878
                                              ------    ------
          Net Cash (Used in) Provided by
            Operating Activities             ($5,163)    $30,404
                                              ======    ======

[FN]
        See accompanying notes.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


NOTE 2 - ACCOUNTING FOR EARNING PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share" which prescribes the calculation of earnings per share for both interim and annual financial statements. Adoption of this standard is required for periods ending after December 31, 1997 and is not expected to have a material affect on the corporation's earnings per share computation.

NOTE 3 - BUSINESS COMBINATIONS

On May 13, 1997 Old Second issued 111,706 shares of common stock to acquire 100% of the outstanding common stock of Maple Park Bancshares, Inc. The acquisition of Maple Park Bancshares, Inc. was accounted for as a pooling-of-interests; accordingly, the financial statements have been restated for all periods presented to include the accounts and results of operation of Maple Park Bancshares, Inc.

Operating results of Old Second and Maple Park Bancshares, Inc. for the three months and nine months ended September 30, 1997 and 1996, prior to restatement are as follows:

                         Three Months Ended September 30,

                                   1997      1996

(In thousands)
Old Second
Net Interest Income                8,590      7,559
Net Income                         2,500      2,331

Maple Park Bancshares
Net Interest Income                    0        500
Net Income                             0       (243)

Combined
Net Interest Income                8,590      8,059
Net Income                         2,500      2,088


                           Nine Months Ended September 30,

                                   1997      1996

(In thousands)

Old Second
Net Interest Income                24,358   22,255
Net Income                          6,882    7,356

Maple Park Bancshares
Net Interest Income                   721    1,546
Net Income                           (613)    (830)

Combined
Net Interest Income                25,079   23,801
Net Income                          6,269    6,526


                             Page 7

PART 1 - FINANCIAL INFORMATION
ITEM 2

              OLD SECOND BANCORP, INC. AND SUBSIDIARIES
          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc.
and its subsidiaries.

FINANCIAL CONDITION

Total Assets at September 30, 1997 of $926,818,000 an increase of
$36,974,000 (4.2%) the 1996 year-end total of $889,844,000. Available for Sale Securities of $268,514,000 were down $18,550,000 and Net Loans of $538,669,000 were up $57,586,000 (12.0%).

Total Deposits were $780,880,000 compared to the 1996 year-end total of $789,969,000. Savings Deposits of $293,744,000 were down $11,528,000 (3.8%). Time Deposits increased $14,203,000 (3.9%) as depositors appear to be taking advantage of rates on Certificates of Deposits. Demand Deposits of $106,572,000 were down $11,764,000 (9.9%). Securities Sold Under Agreements to Repurchase of $20,780,000 increased $18,942,000 while Other Short-Term Borrowings of $6,995,000 were up $2,594,000.

Total Stockholders' Equity of $89,302,000 increased by $5,102,000 from the 1996 year-end total of $84,200,000. The increase resulted from additional retained earnings of $4,589,000 and by an increase of $513,000 in Net Unrealized Gain (Loss) on Investments.

RESULTS OF OPERATIONS

Operating results include Net Income for Old Second Bancorp, Inc.
and its subsidiaries for the three and nine months ended September 30, 1997 and 1996, respectively.

Net Interest Income for the three months ending September 30, 1997 of $8,590,000 was up 531,000 (6.6%) over the like period of 1996.
Total Interest Income for the three months of 1997 was higher than 1996 by $1,676,000, while Total Interest Expense was higher than 1996 by $1,145,000.

Total Other Income for the three months ending September 30, 1997 of $3,804,000 was up $412,000 (12.1%) from the same period a year ago. Trust Fees increased $29,000 (3.2%) and Service Charges on
Deposit Accounts increased $53,000 (6.9%) for the quarter.

Total Other Expenses for the three months ending September 30, 1997 increased $331,000 (4.1%) from the same period in 1996.

For the nine months ending September 30, 1997 Net Interest Income of $25,079,000 was up $1,278,000 (5.4%) over the first nine months of 1996. Total Interest Income for the nine months of 1997 was higher than 1996 by $3,343,000 (7.5%), while Total Interest Expense was higher than 1996 by 2,065,000 (9.9%).

Total Other Income for the nine months ending September 30, 1997 decreased $802,000 (7.5%) from the like period in 1996.
Other Income decreased $790,000 (26.1%) for the nine month period due to lower mortgage servicing and lease revenue attributable to Maple Park's operations.

For the nine months, Total Other Expenses increased $525,000 (2.2%) for
1996.

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

Net cash used in operating activities for the nine months ended September 30, 1997 was $5,163,000 and net cash provided by operating activities for the nine months ended September 30, 1996 was $30,404,000. The decline in cash inflows from operating activities was primarily attributable to increases in mortgage loans held for sale for the nine months as compared to the same period in 1996.

Net cash used in investing activities was $29,127,000 for the nine months in 1997; in 1996 net cash used in investing activities totaled $26,574,000. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. For 1997, net increases in loans resulted in cash outflows of $44,582,000 and net investment activity resulted in cash inflows of $18,966,000.
During 1996, net increases in loans resulted in cash outflows of $21,619,000 while net investment activity resulted in cash outflows of $3,150,000.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowings, notes payable and the payment of dividends to stockholders. For the nine months ending September 30, 1997, net cash provided by financing activities was $28,933,000; in 1996 net cash used by financing activities totaled $14,563,000. For 1997, a decrease in deposits generated cash outflows of $9,089,000 and an increase in Short-term Borrowings generated cash inflows of $21,536,000. In 1996 an increase in deposits generated cash inflows of $490,000 and a decrease in Short-term Borrowings resulted in cash outflows of $13,169,000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27. Financial Data Schedule

     B.  Reports on Form 8-K


            Form 8-K, Item 5, dated August 1, 1997

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


Date: 11/14/97