Form 10-K
period 1997-12-31
OLD SECOND BANCORP INC
filed 1998-03-30
CIK 357173

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K
(Mark One)
     X       Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act
                        of 1934 (No Fee Required)
              For the fiscal year ended December 31, 1997
                                   or
            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act
                       of 1934 (No Fee Required)
       For the Transition Period From __________ to __________.

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

                       $189,049,780 as of March 12, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

3,049,190 shares of No par value common stock at March 12, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the December 31, 1997 Annual Report to Stockholders and the Registrant's Proxy Statement dated February 11, 1998, have been incorporated by reference in Parts I, II and III of the Annual Report on Form 10-K, to the extent indicated herein.

Index to Exhibits is in Part IV on pages 17 and 18.
This Form 10-K consists of 61 pages.

                            FORM 10-K
                        TABLE OF CONTENTS

                            Part I

Item 1.   Business                                                3
Item 2.   Properties                                             14
Item 3.   Legal Proceedings                                      14
Item 4.   Submission of Matters to a Vote of Security Holders    14


                            Part II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                    15
Item 6.   Selected Financial Data                                15
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    15
Item 7a.  Quantitative and Qualitative Disclosures about
          Market Risk                                            15
Item 8.   Financial Statements and Supplementary Data            15
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    15

                            Part III

Item 10.  Directors and Executive Officers of the Registrant     16
Item 11.  Executive Compensation                                 16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                             16
Item 13.  Certain Relationships and Related Transactions         16

                            Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                    17

                               Part I

Item 1.  Business

OLD SECOND BANCORP, INC.

Old Second Bancorp, Inc. ("Bancorp") was organized on September 8, 1981 by the directors of The Old Second National Bank of Aurora ("Old Second"). Bancorp was incorporated under the laws of the State of Delaware on September 18, 1981.

Bancorp is a multi-bank holding company principally engaged in the business of attracting deposits and investing these funds, together with borrowings and other funds, to primarily originate commercial, real estate and consumer loans and purchase investment securities. At December 31, 1997, Bancorp had seven subsidiary banks, as follows: The Old Second National Bank of Aurora, The Old Second Community Bank of North Aurora, The Old Second Community Bank of Aurora, The Yorkville National Bank, Burlington Bank, Kane County Bank and Trust and Bank of Sugar Grove. In addition, Bancorp has a mortgage banking subsidiary principally engaged in the business of originating, purchasing, selling and servicing residential mortgage loans.

The directors of Bancorp are the same as the directors of Old Second. The directors receive no fees for Bancorp meetings. Bancorp has no salaried employees. The officers of Bancorp are also officers of Old Second.

Executive Officers of the Registrant

Shown below are the names and ages of the executive officers of Bancorp with an indication of all positions and offices held with Bancorp:

                                       Old Second Bancorp,
Name                     Age           Inc. Offices (1)
----------------         ---           -------------------
James E. Benson          67            Chairman, Chief Executive
                                       Officer, and Director

R. J. Carlson            62            President, Chief Operating
                                       Officer, Chief Financial
                                       Officer, Secretary and Director

William B. Skoglund      47            Vice President, Assistant
                                       Secretary and Director

George Starmann III      54            Vice President and
                                       Director


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

Old Second has full-service branches located at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego, which opened in April of 1997; 1100 South County Line Road, Maple Park, and 2S101 Harter Road, Kaneville, both of which were acquired in June of 1997. Old Second has trust offices at 37 South River Street in Aurora, 321 James Street in Geneva, and 122 North Main Street in Elburn.

The Old Second Community Bank of North Aurora is located at 200 West John Street, North Aurora. The Old Second Community Bank of Aurora is located at 1350 North Farnsworth Avenue, Aurora. Yorkville
National Bank is located at 102 East Van Emmon Street, Yorkville, with branches located at 408 East Countryside Parkway in Yorkville, 6800 West Route 64 in Plano and 323 East Norris Drive in Ottawa. Burlington Bank is located at 194 South Main Street in Burlington. Kane County Bank and Trust Company is located at 749 North Main Street in Elburn, with branches at 122 North Main Street in Elburn and 40W422 Route 64 in Wasco. Bank of Sugar Grove is located on Cross Street at Illinois
Route 47, Sugar Grove.

These Banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Batavia, Oswego, Maple Park, Kaneville, North Aurora, Yorkville, Plano, Ottawa, Burlington, Elburn, Wasco and Sugar Grove communities and surrounding areas. Services include loans to all customer segments, checking, savings and time deposits, and other customer services. With the exception of Yorkville's main banking facility, these Banks have onsite 24 hour Automatic Teller Machines, whereas Yorkville has one offsite Automated Teller Machine. Their customers can use certain other financial institutions' offsite teller machines to complete deposit, withdrawal, transfer, and other banking transactions as well.

The banks are subject to vigorous competition from other banks and many savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Aurora banking market, which is approximated by the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks. Within the Yorkville National Bank banking market, which includes portions of Kane and LaSalle and all of Kendall counties, there are approximately 10 other banks or banking facilities and several savings and loan associations.

At December 31, 1997, Bancorp and its subsidiaries had 396 full-time and 125 part-time employess.

The only industry segment in which Bancorp and its subsidiaries are engaged in is banking, and there are no foreign operations. Maple Park Mortgage ("Maple Park") operates from leased offices in St. Charles, Sycamore, Oswego and Bannockburn, Illinois. The main office is located at 1450 West Main Street in St. Charles. Since 1992, Maple Park has developed a wholesale (correspondent) division primarily engaged in soliciting mortgage loans in Iowa, Colorado, Wyoming and Illinois. The wholesale division emphasizes developing relationships with financial institutions. Maple Park currently holds contracts with over 300 banks and credit unions. Maple Park operates as a mortgage broker and servicer offering a wide range of products including conventional, fixed and adjustable-rate mortgages. The New Leaf division of Maple Park is located in St. Charles and specializes in assisting prospective and current homeowners who do not qualify in the traditional market to obtain mortgages. Maple Park currently has 57 full-time employess and 2 part-time employees.

Maple Park faces vigorous competition in all phases of its retail and correspondent divisions. Maple Park believes that competition for its retail products is principally based on location, convenience, quality and price. Within its retail mortgage banking market, there are approximately six large companies offering mortgage banking products and services and a number of small or mid-sized brokerage operations. Maple Park believes that competition for its correspondent division is primarily based on convenience, quality and price. There are several large national companies competing in their correspondent markets.

ADDITIONAL  STATISTICAL INFORMATION - OLD SECOND BANCORP, INC.
CONSOLIDATED DAILY AVERAGE BALANCE SHEETS AND INTEREST RATES

                                   Years Ended December 31,
                  1997                       1996                   1995
                 ____________________________________________________________
                 Avg   Income   Yield Avg  Income   Yield  Avg  Income  Yield
                 Bal   Expense  Rate  Bal  Expense  Rate   Bal  Expense Rate
                 ____________________________________________________________
ASSETS
Interest bearing
 deposits with
 banks             298     22 7.38%     301     22 7.31%     477     22 4.61%
Federal funds
 sold           43,803  2,407 5.50%  41,377  2,227 5.38%  39,329  2,274 5.78%
Investment
 securities:
Taxable        204,352 13,025 6.37% 196,791 12,723 6.47% 195,798 12,537 6.40%
Non taxable (1) 61,830  3,302 5.34%  68,276  3,755 5.50%  70,345  4,118 5.85%
Loans held for
 sale and net
 loans (2)     515,016 46,422 9.01% 448,422 40,959 9.13% 427,744 39,288 9.18%
               ------- ------ ----  ------- ------ ----  ------- ------ ----
Total interest
 earning
 assets (1)    825,299 65,178 7.90% 755,167 59,686 7.90% 733,693 58,239 7.94%
               ======= ====== ====  ======= ====== ====  ======= ====== ====
Cash and due
 from banks     34,513               33,329               33,026
Bank premises
 and equipment,
 net            20,514               18,833               17,753
Other assets    21,034               19,267               23,453
                ------               ------               ------
Total assets   901,360              826,596              807,925
               =======              =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing
 transaction
 deposits      111,170  2,194  1.97% 108,091  2,361 2.18% 102,168  2,399 2.35%
Savings
 deposits      185,304  5,726  3.09% 179,103  5,374 3.00% 176,977  5,776 3.26%
Time deposits  373,433 21,672  5.80% 339,529 19,512 5.75% 319,255 18,071 5.66%
               ------- ------  ----- ------- ------ ----  ------- ------ ----
Total deposits 669,907 29,592  4.42% 626,723 27,247 4.35% 598,400 26,246 4.39%
Securities sold
 under agreements
 to repurchase  13,958    690  4.94%   3,632    181 4.98%   3,688    142 3.85%
Notes payable    8,991    589  6.55%   2,377    221 9.30%   9,970    650 6.52%
Other short-term
borrowings       3,415    180  5.27%   2,724    138 5.07%   4,555    284 6.23%
                 -----    ---  ----    -----    --- ----    -----    --- ----
Total interest
 bearing
 liabilities   696,271 31,051  4.46% 635,456 27,787 4.37% 616,613 27,322 4.43%
               ======= ======  ====  ======= ====== ====  ======= ====== ====
Demand
 deposits      109,219               102,738              109,718
Other
 liabilities     9,014                 6,951                8,582
               -------               -------              -------
Total
 liabilities   814,504               745,145              734,913
Stockholders'
 equity         86,856                81,451               73,012
               -------               -------              -------
Total
 liabilities and
 stockholders'
 equity        901,360               826,596              807,925
               =======               =======              =======
Net interest
 spread (1)                    3.44%                3.53%                3.51%
                               =====                =====                ====
Net yield on
 interest earning
 assets (1)                    4.14%                4.22%                4.21%
                               =====                =====                =====

(1) Interest income and yield on tax-exempt securities are not reflected in the tables on a tax-equivalent basis. Net yield on interest-earning assets is net interest income divided by total average interest-earning assets.

(2) Principal balances on nonaccruing loans, if any, are included in net loans on the average balance sheet. There were no out-of-period adjustments or foreign activities for any reportable period.

Fees included in the above interest income computations are as follows, in thousands:

                          Years Ended December 31,

                           1997           $719
                           1996           $731
                           1995           $648


Changes in Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, by major categories of assets and liabilities, attributable to changes in volume or rate or both, for the periods indicated, in thousands of dollars:


                                       1997 Compared to 1996
                                     Increase (Decrease) Due To
Interest income:                  Volume (1)     Rate(1)      Net
                               -----------------------------------
 Interest bearing deposits
    with banks                $   0          $    (0)       $   (0)
 Investment securities:
    Taxable                     482             (180)          302
    Non taxable                (344)            (109)         (453)
  Federal funds sold            133               47           180
  Loans, net                  5,972             (509)        5,463
                            -------          -------       -------
Net increase (decrease)     $ 6,243          $  (751)      $ 5,492
                            -------          -------       -------
Interest expense:
  Interest bearing deposits $    61          $ (228)       $  (167)
  Savings deposits              192             160            352
  Time deposits               1,968             192          2,160
  Securities sold under
    agreements to repurchase    510              (1)           509
  Notes payable                 411             (43)           368
  Other                          36               6             42
                            -------          ------       --------
Net increase                $ 3,178          $   86       $  3,264
Increase (decrease)         -------          ------       --------
 in net interest margin     $ 3,065          $ (837)      $  2,228
                            -------          ------       --------

                                   1996 Compared to 1995
                                 Increase (Decrease) Due To
Interest income:            Volume (1)     Rate(1)          Net
                            -------------------------------------
 Interest bearing deposits
    with banks              $   (13)        $    13       $     0
 Investment securities:
    Taxable                      65             121           186
    Non taxable                (114)           (249)         (363)
 Federal funds sold             110            (157)          (47)
 Loans, net                   1,918            (247)        1,671
                            -------         -------       -------
 Net increase (decrease)    $ 1,966         $  (519)      $ 1,447
                            -------         -------       -------
Interest expense:
 Interest bearing deposits  $   129         $  (167)      $   (38)
 Savings deposits                64            (466)         (402)
 Time deposits                1,165             276         1,441
 Securities sold under
    agreements to repurchase     (3)             42            39
 Notes payable                 (591)            162          (429)
 Other                          (93)            (53)         (146)
                            -------         -------       -------
 Net increase (decrease)    $   671         $  (206)      $   465
                            -------         -------       -------
Increase (decrease)
  in net interest margin    $ 1,295         $  (313)      $   982
                            -------         -------       -------

1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the the relationship of the absolute dollar amounts of the change in each.

                                  Page 7

Interest Rate Repricing Gaps

The management of interest rate sensitivity is accomplished by monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Amounts are positioned into rate maturity periods based upon contractual or historical experience of frequency of repricing the respective assets and liabilities. The following table summarizes the interest rate repricing gaps for selected maturity periods as of December 31, 1997:

OLD SECOND BANCORP, INC.

(In thousands)                               Rate Maturity Period
                             ---------------------------------------------
                             0-90     91-180    181-365    Over 1
                             Days      Days      Days       Year     Total
                             ---------------------------------------------
INTEREST-EARNING ASSETS:
-----------------------
Interest-earning
 deposits                 $   350                                   $   350
Federal funds sold         46,050                                    46,050
Investment securities      24,486   $  7,186   $ 19,754   $213,041  264,467
Loans held for sale        26,927                                    26,927
Loans, net                188,968     27,780     47,176    270,708  534,632
                         --------   --------   --------   --------   -------
Total interest-earning
  assets                 $286,781   $ 34,966   $ 66,930   $483,749  $872,426

INTEREST-BEARING
LIABILITIES:
------------------
Money market, savings
  and NOW accounts       $203,902                         $100,755  $304,657
Time deposits             121,080   $ 61,938   $ 77,302    109,188   369,508
Other borrowed funds       53,477      1,629         50               55,156
                         --------   --------   --------   --------  --------
Total interest- bearing
  liabilities            $378,459   $ 63,567   $ 77,352   $209,943  $729,321

Period gap              $ (91,678)  $(28,601)  $(10,422)  $273,806  $143,105

Cumulative gap          $ (91,678)  $(120,279) $(130,701) $143,105


Total interest-earning assets exceeded interest-bearing liabilities by $143,105,000 at December 31, 1997. This difference was funded through noninterest-bearing liabilities and stockholders' equity. The above table shows that total interest-bearing liabilities maturing or repricing within one year exceed interest-earning assets maturing or repricing by $130,701,000. Theoretically, in a period of rising interest rates, it is preferable to have a positive gap (interest-earning assets in excess of interest-bearing liabilities) because more interest-earning assets should mature or reprice within a given time period than interest-bearing liabilities to increase interest income in excess of the increase in interest expense. Conversely, theoretically, in a period of declining interest rates, it is preferable to be in a negative gap position (interest-bearing liabilities in excess of interest-earning assets) because more interest-bearing liabilities should mature or reprice to lower interest expense in excess of the decline in interest income. Because assets and liabilities do not reprice in exactly the same manner as interest levels change, the above table should not be viewed as a sole indicator of how the Bancorp will be affected by changes in interest rates.

                        INVESTMENT PORTFOLIO

The required information for book value, market value and maturities of investment securities appears in Note D of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Weighted Average Yield of Investment Securities

The weighted average yield for each range of maturities of investment securities is shown below as of December 31, 1997:

                                                   Maturing
                            ----------------------------------------------
                            Within    From 1 To    From 5 To       After
                            1 Year     5 Years     10 Years      10 Years
                            ----------------------------------------------
U.S. Government and agency
    obligations               6.17%      6.31%       7.02%         6.48%
States & political
    subdivisions              6.17       5.76        5.25          6.30
Collateralized mortgage
    obligations               5.44       6.21
Other                                                              6.60

[FN]
Note: Yields on tax-exempt obligations are not computed on a tax equivalent basis.


                            LOAN PORTFOLIO

Classification of Loans

The following table shows the classification of loans in thousands of dollars, on the dates indicated:

                                                December 31,
                              --------------------------------------------
                              1997      1996     1995      1994      1993
                              --------------------------------------------
Commercial, financial, and
    agricultural            $146,591  $143,961  $141,948  $146,890  $135,555
Real estate-construction      43,095    40,437    35,653    32,548    25,744
Real estate-mortgage         287,167   248,742   239,081   185,698   181,886
Installment                   58,127    49,164    45,847    45,120    37,134
                            --------  --------   -------   -------  --------
    Total                   $534,980  $482,304  $462,529  $410,256  $380,319
                            ========  ========  ========  ========  ========


The following table shows the percentage of total loans represented by each classification of loans on the dates indicated:

                                                December 31,
                               -------------------------------------------
                                 1997   1996     1995    1994      1993
                               -------------------------------------------
Commercial, financial, and
     agricultural               27.4%   29.8%    30.7%   35.8%     35.6%
Real estate-construction         8.1     8.4      7.7     7.9       6.8
Real estate-mortgage            53.6    51.6     51.7    45.3      47.8
Installment                     10.9    10.2      9.9    11.0       9.8
                                ----    ----     ----    ----      ----
     Total                     100.0%  100.0%   100.0%  100.0%    100.0%
                               =====   =====    =====   =====     =====


Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table is a summary of maturities of loans by certain categories at December 31, 1997 in thousands of dollars:


                                             Due
                                            after
                                Due in 1    1 year
                                 year or   through   Due after
                                  less     5 years    5 years    Total
                                --------------------------------------
Commercial, financial,
  and agricultural              $71,959    $61,519   $13,113   $146,591
Real estate construction         35,043      8,052         0     43,095


Commercial, financial, and agricultural loans due after one year in the amount of $80,353,000 at December 31, 1997 have floating or adjustable interest rates. Such loans with fixed rates totaled $66,238,000. Real estate construction loans due after one year in the amount of $29,849,000 have floating or adjustable interest rates. Such loans with fixed rates totaled $13,246,000. Floating or adjustable interest rate loans are those on which the interest rate can be adjusted to changes in the prime rate or other rate changes. Fixed rate loans are those on which the interest rate cannot be changed for the term of the loan.

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

The following is a summary of loans described above at the dates indicated, in thousands of dollars:

                                              December 31,
                                 --------------------------------------
                                 1997     1996     1995    1994    1993
                                 --------------------------------------
Nonaccrual, past due and
 restructured loans
   a) Nonaccrual                $2,189   $3,505   $4,514  $2,344  $4,428
   b) Past Due                   1,011      622      245     555     603
   c) Restructured                 122        0       58      69      86

Potential Loan Problems(1)       6,911    7,334    5,198   4,389   2,188

(1)Loans in this category represent those which have been periodically delinquent as to the payment of principal and interest and are vulnerable to adverse economic conditions. The collateral position of Bancorp's subsidiaries on these loans mitigates the amount of loss exposure when viewed in their entirety. There were no foreign outstandings or loan concentrations at the dates indicated.

Following is information regarding interest income for the year ended December 31, 1997 for domestic loans which are on a nonaccrual basis or restructured as of December 31, 1997, in thousands of dollars:

  Gross interest income that would have been
  included in income for 1997 if the loans
  had been current in accordance with their
  original terms                                       $273

  Gross interest income included in income on
  these loans for 1997                                 $ 84

                   SUMMARY OF LOAN LOSS EXPERIENCE

Loan loss experience for the indicated periods in thousands of dollars is summarized as follows:

                                       Years Ended December 31,
                              -------------------------------------------
                              1997      1996      1995      1994     1993
                              -------------------------------------------
Average loans held for sale
   and loans net of unearned
   income                    $521,906  $454,708  $434,403  $389,769  $362,752
                             ========  ========  ========  ========  ========
Allowance for possible
  loan losses:
Balance at beginning of
  period                    $  6,968  $ 6,686   $  6,370  $  5,110  $  5,230

Additions (deductions):

Charge-offs:
Commercial, financial and
  agricultural              $  1,285  $   615   $  3,299  $  1,701  $  1,577
Real estate-construction          81        0          0         0         0
Real estate-mortgage              67      117        134       130       438
Installment                      209      169        185       108       210
                             -------   ------    -------   -------   -------
Total charge-offs              1,642      901      3,618     1,939     2,225

Recoveries:
Commercial, financial and
   agricultural                  176      362        431       783       342
Real estate-construction           0        0          0         0         0
Real estate-mortgage             105        0         11       425       170
Installment                       60       73         93       209        74
                              ------    -----     ------    ------   -------
Total recoveries                 341      435        535     1,417       586
                              ------    -----     ------    ------   -------
Net (charge-offs)             (1,301)    (466)    (3,083)     (522)   (1,639)

Provision charged to
   operating expense           1,256      748      3,399     1,782     1,519
                              ------    -----     ------     -----     -----
Balance at the end of period   6,923    6,968      6,686     6,370     5,110
                              ======    =====     ======     =====     =====


The amount of additions to the allowance for possible loan losses charged to operating expense for the periods indicated was based on a variety of factors, including actual charge-offs during the year, historical loss experience, industry guidelines and an evaluation of current and prospective economic conditions in the market area, and a review of the loans currently outstanding.

Allowance for possible loan
losses by category:
Commercial, financial and
   agricultural             $  4,100  $ 4,100   $  3,990  $  3,730  $  2,985
Real estate-construction         185      185        180       160       115
Real estate-mortgage           1,060    1,060      1,040     1,000       815
Installment                    1,430    1,430      1,248     1,275       995
Unallocated                      148      193        228       205       200
                            --------  -------   --------  --------   -------
Total                       $  6,923 $  6,968   $  6,686  $  6,370  $  5,110
                            ======== ========   ========  ========  ========

Ratio of net (charge-offs)
recoveries to average loans
outstanding for the period     (.25)%  (.10)%      (.71)%     (.13)%    (.45)%
                                ===     ===         ===        ===       ===

Maturities of Certificates of Deposit of $100,000 or more

The following table sets forth the maturity of Time Deposits of $100,000 or more, in thousands of dollars, at the date indicated:


                                              December 31,
                                                  1997
                                              -----------
Maturing within 3 months                      $   26,878
After 3 but within 6 months                        9,516
After 6 but within 12 months                      15,532
After 12 months                                   18,531
                                              -----------
     Total                                    $   70,457
                                              ===========



Return on Equity and Assets

The following table presents certain ratios relating to equity and assets:

                                                  Years Ended
                                                  December 31,

                                            1997       1996         1995
                                          --------------------------------
Return on total average assets             1.06%        1.01%        1.08%

Return on average stockholders' equity    11.04%       10.24%       11.99%
Dividend payout ratio                     28.34%       30.40%       24.39%

Average equity to average assets ratio     9.64%        9.85%        9.04%


Item 2.  Properties

Except for certain teller machine locations, Old Second Bancorp subsidiaries own 18 bank locations. Old Second National Bank leases space for the Trust office in Geneva and Yorkville National Bank leases space for a branch in the Super Wal-Mart in Plano. Maple Park Mortgage operates its retail division from leased offices in St. Charles, Sycamore, Oswego and Bannockburn. The administrative offices of Maple Park Mortgage are located in St. Charles.

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


Item 3.  Legal Proceedings

In the normal course of business, Old Second Bancorp, Inc. and its subsidiaries are party to several legal proceedings, none of which are expected to have a materially adverse effect on its financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1997.

                                Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

The Common Stock of Bancorp, has been traded in the over-the-counter market on the NASDAQ National Market System under the symbol OSBC since November 11, 1993. Prior to that date, there was no established public trading market for Bancorp's Common Stock. However, the stock was quoted on the over-the-counter market even though there was relatively little trading activity in the stock. Information regarding the number of stockholders and market price for Bancorp's Common Stock for 1997 and 1996 appears on page 52 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Information regarding dividends declared on the Common Stock of Bancorp is described in the Capital and Dividends' portion of Management's Discussion on page 32 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Information regarding dividend restrictions regarding Bancorp is described in Note P on page 46 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 6.  Selected Financial Data

"Selected Consolidated Financial Data" for the five years ended December 31, 1997 appears on page 32 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 26 through 31 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative disclosures on market risk appears in the Management's Discussion and Analysis on page of 29 of the Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements and Related Notes, and the report thereon of Ernst & Young LLP dated January 16, 1998, appear on pages 33 through 54 of the Annual Report to Stockholders and are incorporated by reference in this Annaul Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                               Part III


Item 10.  Directors and Executive Officers of the Registrant

The required information for directors of the Registrant is shown on pages 4 through 8, under "Election of Directors" in the Registrant's Proxy Statement and is incorporated by reference in this Annual Report on Form 10-K. The required information for executive officers of the Registrant is included in
Part I of this Form 10-K.


Item 11.  Executive Compensation

The required information for executive compensation of the Registrant is shown on pages 8 through 14 under "Executive Compensation" in the Registrant's Proxy Statement and is incorporated by reference in the Annual Report on Form 10-K.


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

                                Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on  Form 8-K.


(a)(1) Financial Statements                    Reference
       --------------------                  -------------
                                               Form 10-K
    Incorporated by reference in Part        Annual Report
     II, Item 8 of this report:                 (page)

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996                   33

     Consolidated Statements of Income
     for the years ended December 31,
     1997, 1996, and 1995                         34

     Consolidated Statements of Cash Flows
     for the years ended December 31,
     1997, 1996, and 1995                       35-36

     Consolidated Statements of Changes
     in Stockholders' Equity for the
     years ended December 31, 1997,
     1996, and 1995                               36

     Notes to Consolidated Financial
     Statements                                 37-51

     Report of Independent Accountants            52

(2) Financial Statement Schedules
    -----------------------------

     No schedules are included as they are not required.

(3) Exhibits
    --------

     The Registrant hereby incorporates
        by reference its By-Laws as filed
        as exhibits to its Registration
        Statement on Form S-14 (File
        No.2-75588) which was filed
        with the Securities and Exchange
        Commission on January 22, 1982.

(a)(3) Exhibits (Continued)                  Reference
                                            ------------
                                             Form 10-K
                                            Annual Report
                                               (page)


13.1  Old Second Bancorp, Inc. - 1997
      Annual Report to Stockholders is
      furnished for the information of
      the Commission and iS not deemed to
      be "filed as a part of this 10-K,"
      except for portions incorporated
      herein.                                    22-57

22.1  Subsidiaries of the Registrant               58

23.1  Consent of Independent Accountant            59

25.1  Audit Opinion of Independent Accountant      60

27.1  Financial Data Schedule                      61



Other exhibits are omitted because of the absence of conditions under which they are required.



(b)   Reports on Form 8-K:

      There were no Form 8-K reports filed during the fourth quarter of 1997.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OLD SECOND BANCORP, INC.
                            (Registrant)


          Date --------------------          By  /s/ James E. Benson
                                             James E. Benson- Chairman,
                                             Chief Executive Officer,
                                             and Director



          Date --------------------          By /s/ Ronald J. Carlson
                                             Ronald J. Carlson -
                                             President, Chief Financial
                                             Officer, Secretary and
                                             Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

               Date                         SIGNATURE AND TITLE
               ----                         -------------------

                                             /s/ Walter Alexander
               ----------                   ---------------------------
                                            Walter Alexander - Director


                                             /s/ James E. Benson
               ----------                   ---------------------------
                                            James E. Benson - Chairman
                                            Chief Executive Officer,
                                            and Director



                                             /s/ Ronald J. Carlson
               ----------                   ---------------------------
                                            Ronald J. Carlson-President,
                                            Chief Financial Officer,
                                            Secretary and Director



               ----------                   ---------------------------
                                            Marvin Fagel - Director



               ----------                   ---------------------------
                                            Joanne Hansen - Director


                                             /s/ Kenneth F. Lindgren
               ----------                   -----------------------------
                                            Kenneth F. Lindgren - Director



               ----------                   -----------------------------
                                            Jesse Maberry - Director



               ----------                   -----------------------------
                                            Gary McCarter - Director

               Date                         SIGNATURE AND TITLE



             ----------                     ------------------------
                                            D. Chet McKee - Director


                                             /s/ William J. Meyer
             -----------                    ---------------------------
                                            William J. Meyer - Director


             ----------                     ---------------------------
                                            Larry A. Schuster - Director



                                              /s/ Willaim B. Skoglund
              ----------                    ---------------------------
                                            William B. Skoglund -
                                            Vice President, Assistant
                                            Secretary, and Director


                                              /s/ George Starmann III
              ----------                     --------------------------
                                             George Starmann III
                                             Vice President and Director