Form 10-Q
period 1998-03-31
OLD SECOND BANCORP INC
filed 1998-05-15
CIK 357173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant To Section 13 Or 15(d)
                   Of The Securities Exchange Act Of 1934

                 For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.

                               Yes [X]      No[ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

3,049,190 shares of no par value common stock are outstanding as of May 13, 1998.

There are no exhibits with this Form 10-Q.

                                Page 1 of 12 Pages

Part I - Financial Information
Item 1 - Financial Statements

                  OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                     (IN THOUSANDS EXCEPT SHARE DATA)
                                               March 31,        December 31,
                                                  1998               1997
                                              ------------       ----------
ASSETS
------
Cash and Due from Banks, Non-Interest
  Bearing                                          $ 33,710     $ 40,625
Interest Bearing Deposits With Banks                    350          350
Federal Funds Sold                                   55,225       46,050
                                                   --------     --------
   Total Cash and Cash Equivalents                   89,285       87,025

Available for Sale Securities                       255,842      264,467

Loans Held for Sale                                  26,344       26,927

Loans                                               538,078      534,980
   Less: Allowance For Possible Loan Losses           7,234        6,923
     Unearned Income                                    323          348
                                                   --------     --------
          Loans, Net                                530,521      527,709

Bank Premises and Equipment, Net                     20,912       20,805
Other Assets                                         21,380       21,438
                                                   --------     --------
TOTAL ASSETS                                       $944,284     $948,371
                                                   ========     ========
LIABILITIES
-----------
Deposits:
   Demand                                          $109,058     $114,764
   Savings                                          324,582      304,657
   Time                                             356,134      369,508
                                                   --------     --------
         Total Deposits                             789,774      788,929
                                                   --------     --------
Federal Funds Purchased and Securities
   Sold Under Agreements To Repurchase               19,005       22,926
Other Short-Term Borrowings                           3,926        8,097
Note Payable                                         21,414       24,133
Other Liabilities                                    15,652       12,165
                                                   --------     --------
         Total Liabilities                          849,771      856,250


STOCKHOLDERS' EQUITY
-----------------------------------
   Preferred Stock, no par value, 300,000 shares
      authorized, none issued
   Common Stock, no par value shares authorized:
      Issued: 6,000,000
      Outstanding: 3,049,190                         15,844       15,844
   Retained Earnings                                 76,848       74,924
    Net Unrealized Gain on Investments                1,821        1,353
                                                   --------     --------
    Total Stockholders' Equity                       94,513       92,121
                                                   --------     --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $944,284     $948,371
                                                   ========     ========

[FN]
      See accompanying notes.

                                    Page 3

                    OLD SECOND BANCORP, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  1998          1997
                                                  ------------------
INTEREST INCOME:
----------------
 Interest and Fees on Loans                      $12,103      $10,896
 Interest and Dividends on Available-for-Sale
   Securities:
    Taxable                                        3,011        3,372
    Exempt From Federal Income Tax                   777          818
 Interest on Federal Funds Sold                      752          441
 Interest on Interest Bearing Deposits                 7            5
                                                 -------      -------
       Total Interest Income                      16,650       15,532
                                                 -------      -------
INTEREST EXPENSE:
-----------------
 Savings Deposits                                  2,135        1,900
 Time Deposits                                     5,332        5,191
 Other Short-Term Borrowings                         643          156
                                                 -------       ------
       Total Interest Expense                      8,110        7,247
                                                 -------       ------
       Net Interest Income                         8,540        8,285
 Provision for Possible Loan Losses                  354          195
                                                 -------      -------
 Net Interest Income After Provision for
   Possible Loan Losses                            8,186        8,090

OTHER INCOME:
-------------
 Trust Fees                                        1,109        1,019
 Service Charges on Deposit Accounts                 724          713
 Gain on Sales of Loans                            2,081          590
 Other Income                                        804          719
                                                 -------      -------
       Total Other Income                          4,718        3,041


OTHER EXPENSES:
---------------
 Salaries and Employee Benefits                    5,000        4,325
 Net Occupancy of Bank Premises                      575          527
 Furniture and Equipment                             979          809
 FDIC Insurance                                       34           54
 Marketing                                           221          201
 Stationery and Supplies                             226          227
 Amortization of Intangible Assets                   351          278
 Other                                             1,820        1,439
                                                 -------      -------
       Total Other Expenses                        9,206        7,860
                                                 -------      -------
 Income Before Income Taxes                        3,698        3,271
 Income Tax Expense                                1,164          997
                                                 -------      -------
 Net Income                                       $2,534       $2,274
                                                 =======      =======
Per Share Amounts:
------------------
     Basic Earnings Per Share                      $0.83        $0.75
     Diluted Earnings Per Share                    $0.83        $0.75
     Dividends Declared                             0.20         0.19

     Average Shares Outstanding                3,049,190    3,049,190

[FN]
                 See accompanying notes.

              OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                             (IN THOUSANDS)
                                                   For the Three Months
                                                     Ended March 31,
                                                     1998       1997
                                                  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Interest Received                                   $17,591     $15,448
Interest Paid                                        (8,140)     (7,189)
Paid to Suppliers and Employees                      (5,336)     (7,694)
Trust Fees Received                                   1,109       1,019
Income Taxes Paid                                         -        (186)
Service Charges Received on Deposit Accounts            724         713
Mortgage Loan Originations and Purchases           (141,174)    (44,994)
Mortgage Loans Sold to Secondary Market             143,838      46,433
Other Income Received                                   804         719
                                                    -------     -------
Net Cash Provided By Operating Activities             9,416       4,269
                                                    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Net Increase in Loans                                (3,166)    (13,683)
Purchases of Available for Sale Securities          (23,894)    (13,468)
Proceeds from Maturities of Available For Sale
  Securities                                         33,102      35,777
Capital Expenditures                                   (706)       (346)
Net Proceeds on Sales (Purchases) of Mortgage
  Servicing Rights                                   (1,157)        (21)
Other, Net                                             (393)        431
                                                    -------     -------
Net Cash Provided by Investing Activities             3,786       8,690
                                                    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Increase (Decrease) in Deposits                     845     (26,810)
Increase (Decrease)in Other Short-term Borrowings    (8,092)        164
Increase in Notes Payable                            (2,719)          -
Dividends Paid                                         (915)       (881)
Other, Net                                              (61)        (39)
                                                    -------     -------
Net Cash Used in Financing Activities               (10,942)    (27,566)
                                                    -------     -------
Net Increase (Decrease)in Cash & Cash Equivalents     2,260     (14,607)
Cash & Cash Equivalents at Beginning of Period       87,025      81,007
                                                    -------     -------
Cash & Cash Equivalents at End of Period            $89,285     $66,400
                                                    =======     =======


              RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

 Net Income                                          $2,534      $2,274
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Depreciation                                      599         500
      Provision for Possible Loan Losses                354         195
      Increase in Taxes Payable                       1,164         811
      Decrease in Mortgages Held for Sale               583         924
      (Increase) Decrease in Interest Receivable        766        (164)
      Decrease in Interest Payable                      (30)        (17)
      Premium Amortization and Discount Accretion on
         Investments                                    176          80
      Amortization of Intangibles                       351         278
      Decrease in Accrued Expenses                    3,018        (522)
      Decrease in Prepaid Expenses                      (99)        (90)
                                                    -------      ------
         Total Adjustments                            6,882       1,995
                                                    -------      ------
         Net Cash Provided by Operating Activities   $9,416      $4,269
                                                    =======      ======

[FN]
            See accompanying notes.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


NOTE 2 - ACCOUNTING FOR EARNING PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share" which required adoption for periods ending after December 31, 1997 and prescribes the calculation of earnings per share for both interim and annual financial statements.

The following table sets forth the computation of basic and diluted earnings per share (share and per share data not in thousands):

                                                           1998       1997
                                                           ----       ----
Numerator for basic and diluted earnings per
   share - net income                                     $2,534     $2,274
                                                       =========  =========
Denominator for basic earnings per share -
   weighted average shares outstanding                 3,049,190  3,049,190
Effect of dilutive securities - employee stock options    10,601      3,639
                                                       ---------  ---------
Denominator for diluted earnings per share -
   adjusted weighted average shares outstanding        3,059,791  3,052,829
                                                       =========  =========
Earnings per share - basic                                 $0.83      $0.75
Earnings per share - duluted                               $0.83      $0.74


NOTE 3 - BUSINESS COMBINATIONS

On May 13, 1997 Old Second issued 111,706 shares of common stock to acquire 100% of the outstanding common stock of Maple Park Bancshares, Inc. The acquisition of Maple Park Bancshares, Inc. was accounted for as a pooling-of-interest; accordingly, the previously reported financial statements have been restated to include the accounts and results of operation of Maple Park Bancshares, Inc.

NOTE 4 - REPORTING COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $3,001,341 and $1,863,225, respectively.


NOTE 5 - SEGMENTS REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which addresses the reporting of financial information from operating segments in annual and interim financial statements. Management believes that it operates under one segment as defined by SFAS No. 131 and additional disclosure is not required.

PART 1 - FINANCIAL INFORMATION
ITEM 2

                OLD SECOND BANCORP, INC. AND SUBSIDIARIES
            MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc. and its subsidiaries.

FINANCIAL CONDITION

Total Assets at March 31, 1998 were $944,284,000, a decrease of $4,087,000 from the 1997 year-end total of $948,371,000. Available for Sale Securities of $255,842,000 were down $8,625,000 and Net Loans of $530,521,000 were up
$2,812,000.

Total Deposits were $789,774,000 compared to the 1997 year-end total of $788,929,000. Savings Deposits of $324,582,000 were up $19,925,000 (6.5%).
Time Deposits decreased $13,374,000 (3.6%). Demand Deposits of $109,058,000 were down $5,706,000 (5.0%). Securities Sold Under Agreements to Repurchase of $19,005,000 decreased $3,921,000 and Other Short-Term Borrowings of $3,926,000 were down $4,171,000.

Total Stockholders' Equity of $94,513,000 increased by $2,392,000 from the 1997 year-end total of $92,121,000. The increase resulted from additional retained earnings of $1,924,000 and by an increase of $468,000 in Net Unrealized Gain on Investments.


RESULTS OF OPERATIONS

Operating results include Net Income for Old Second Bancorp, Inc. and its subsidiaries for the three months ended March 31, 1998 and 1997, respectively. Net Interest Income for the three months ending March 31, 1998 of $8,540,000 was up $255,000(3.1%) over the same period in 1997. Total Interest Income for the three months of 1998 was higher than 1997 by $1,118,000, while Total Interest Expense was up in 1998 by $863,000.

Total Other Income for the three months ending March 31, 1998 of $4,718,000 was up $1,677,000 due primarily to higher gain on sales of loans. Total Other Expenses for the three months ending March 31, 1998 increased $1,346,000 (17.1%) from the same period in 1997.

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

Net cash provided by operating activities for the three months ended March 31, 1998 was $9,416,000 and $4,269,000 for the same period in 1997. The increase in cash flows from operating activities resulted from the implementation of cash management techniques reducing the amount paid to suppliers in 1998.

Net cash provided by investing activities was $3,786,000 for the three months in 1998; while $8,690,000 was reported in 1997. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. For 1998, net increases in loans resulted in cash outflows of $3,166,000 and net investment securities activity resulted in cash inflows of $9,208,000.
During 1997, net increases in loans resulted in cash outflows of $13,683,000 and net investment securities activity resulted in cash inflows of $22,309,000.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowing, notes payable and the payment of dividends to stockholders. For the three months ending March 31, 1998, net cash used in financing activities was $10,942,000; in 1997 net cash used in financing activities totaled $27,566,000. For 1998, an increase in deposits generated cash inflows of $845,000 and a decrease in Short-term Borrowing generated cash outflows of $8,092,000. In 1997 a decrease in deposits generated cash outflows of $26,810,000 and an increase in Short-term Borrowings resulted in cash inflows of $164,000.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     A. The annual meeting of stockholders of Old Second Bancorp, Inc was held on March 10, 1998.

     B. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

         Ratification and approval of the selection of Ernst & Young LLP as the Corporation's independent auditors for the year of 1998.

          For  2,539,026      Against   2,002    Abstentions   6,460


         The election of three directors to serve for a term of three years each.

         Walter Alexander     For 2,537,120  Against 3,114  Abstentions 7,254
         William Meyer        For 2,537,120  Against 3,114  Abstentions 7,254
         Larry Schuster       For 2,537,120  Against 3,114  Abstentions 7,254
         William B. Skoglund  For 2,534,959  Against 5,275  Abstentions 7,254
         George Starmann III  For 2,536,959  Against 3,275  Abstentions 7,254


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibit 27. Financial Data Schedule

     B.  Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter because of the absence of conditions under which they are required.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       OLD SECOND BANCORP, INC.



                                       /s/ Ronald J. Carlson
                                        By: Ronald J. Carlson,
                                        President, Chief Financial Officer,
                                        Chief Operating Officer, Secretary
                                        and Director

Date: May 13, 1998

                                  Page