Form 10-Q
period 1998-06-30
OLD SECOND BANCORP INC
filed 1998-08-14
CIK 357173

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549



                          FORM 10-Q

        Quarterly Report Pursuant To Section 13 Or 15(d)
             Of The Securities Exchange Act Of 1934

          For the quarterly period ended June 30, 1998

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

3,005,056 shares of no par value common stock are outstanding as of August 13, 1998.

There are no exhibits with this Form 10-Q.

Part I - Financial Information
Item 1 - Financial Statements

           OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE DATA)
                                                June  30,    December 31,
                                                   1998          1997
                                                ---------    -----------
ASSETS
------
Cash and Due from Banks, Non-Interest Bearing   $ 36,604      $ 40,625
Interest Bearing Deposits With Banks                 350           350
Federal Funds Sold                                76,235        46,050
                                                --------      --------
   Total Cash and Cash Equivalents               113,189        87,025

Available for Sale Securities                    254,167       264,467

Loans Held for Sale                               25,435        26,927

Loans                                            545,369       534,980
   Less: Allowance For Possible Loan Losses        7,481         6,923
     Unearned Income                                 296           348
                                                --------      --------
          Loans, Net                             537,592       527,709

Bank Premises and Equipment, Net                  20,967        20,805
Other Assets                                      21,934        21,438
                                                --------      --------
TOTAL ASSETS                                    $973,284      $948,371
                                                ========      ========
LIABILITIES
-----------
Deposits:
   Demand                                       $117,469      $114,764
   Savings                                       339,310       304,657
   Time                                          351,566       369,508
                                                --------      --------
         Total Deposits                          808,345       788,929
                                                --------      --------
Federal Funds Purchased and Securities Sold
   Under Agreements To Repurchase                 25,867        22,926
Other Short-Term Borrowings                        7,486         8,097
Note Payable                                      21,277        24,133
Other Liabilities                                 14,149        12,165
                                                --------      --------
         Total Liabilities                       877,124       856,250

STOCKHOLDERS' EQUITY
-----------------------------------
   Preferred Stock, no par value, 300,000 shares
      authorized, none issued
   Common Stock, no par value shares authorized:
      Issued: 6,000,000
      Outstanding at June 30, 1998: 3,005,056
      Outstanding at Dec. 31, 1997: 3,049,300     15,874        15,844
   Retained Earnings                              78,969        74,924
    Net Unrealized Gain on Investments             1,317         1,353
                                                --------      --------
    Total Stockholders' Equity                    96,160        92,121
                                                --------      --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $973,284      $948,371
                                                ========      ========

         See accompanying notes.

             OLD SECOND BANCORP, INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                               Three Months Ended
                                                     June 30,
                                           --------------------------
                                               1998          1997
                                           --------------------------
INTEREST INCOME:
----------------
 Interest and Fees on Loans                   $12,356      $11,141
 Interest and Dividends on Available-
     for-Sale Securities:
        Taxable                                 3,049        3,193
        Exempt From Federal Income Tax            763          865
 Interest on Federal Funds Sold                   806          446
 Interest on Interest Bearing Deposits              7            2
                                              -------      -------
     Total Interest Income                     16,981       15,647
                                              -------      -------
INTEREST EXPENSE:
-----------------
 Savings Deposits                               2,267        1,882
 Time Deposits                                  5,009        5,361
 Other Short-Term Borrowings                      680          200
                                              -------      -------
     Total Interest Expense                     7,956        7,443
                                              -------      -------
     Net Interest Income                        9,025        8,204
Provision for Possible Loan Losses                346          350
                                              -------      -------
Net Interest Income After Provision for
   Possible Loan Losses                         8,679        7,854

OTHER INCOME:
-------------
 Trust Fees                                     1,025        1,003
 Service Charges on Deposit Accounts              816          792
 Gain on Sales of Loans                         2,108          553
 Other Income                                     974          755
                                              -------      -------
     Total Other Income                         4,923        3,103

OTHER EXPENSES:
---------------
 Salaries and Employee Benefits                 5,161        4,455
 Net Occupancy of Bank Premises                   567          532
 Furniture and Equipment                        1,065          776
 FDIC Insurance                                    33           60
 Marketing                                        289          334
 Stationery and Supplies                          225          261
 Amortization of Intangible Assets                370          281
 Other                                          1,872        1,938
                                              -------      -------
     Total Other Expenses                       9,582        8,637
                                              -------      -------
Income Before Income Taxes                      4,020        2,320
Income Tax Expense                              1,290          825
                                              -------      -------
Net Income                                     $2,730       $1,495
                                              =======      =======
Per Share Amounts:
------------------
 Basic Earnings Per Share                       $0.90        $0.49
 Diluted Earnings Per Share                      0.89         0.49
 Dividends Declared                              0.20         0.20

Average Shares Outstanding                  3,049,409    3,049,190

           See accompanying notes.


               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                Six Months Ended
                                                    June 30,
                                           --------------------------
                                                1998          1997
                                           --------------------------
INTEREST INCOME:
----------------
 Interest and Fees on Loans                   $24,459       $22,037
 Interest and Dividends on Available-
     for-Sale Securities:
       Taxable                                  6,060         6,565
       Exempt From Federal Income Tax           1,540         1,683
 Interest on Federal Funds Sold                 1,558           887
 Interest on Interest Bearing Deposits             14             7
                                              -------       -------
     Total Interest Income                     33,631        31,179
                                              -------       -------
INTEREST EXPENSE:
-----------------
 Savings Deposits                               4,402         3,782
 Time Deposits                                 10,341        10,552
 Other Short-Term Borrowings                    1,323           356
                                              -------       -------
     Total Interest Expense                    16,066        14,690
                                              -------       -------
     Net Interest Income                       17,565        16,489
 Provision for Possible Loan Losses               700           545
                                              -------       -------
 Net Interest Income After Provision for
     Possible Loan Losses                      16,865        15,944

OTHER INCOME:
-------------
 Trust Fees                                     2,134         2,022
 Service Charges on Deposit Accounts            1,540         1,505
 Gain on Sales of Loans                         4,189         1,220
 Other Income                                   1,783         1,397
                                              -------       -------
     Total Other Income                         9,646         6,144

OTHER EXPENSES:
---------------
 Salaries and Employee Benefits                10,161         8,780
 Net Occupancy of Bank Premises                 1,142         1,059
 Furniture and Equipment                        2,049         1,593
 FDIC Insurance                                    67           114
 Marketing                                        510           535
 Stationery and Supplies                          451           488
 Amortization of Intangible Assets                721           568
 Other                                          3,692         3,360
                                              -------       -------
     Total Other Expenses                      18,793        16,497
                                              -------       -------
 Income Before Income Taxes                     7,718         5,591
 Income Tax Expense                             2,454         1,822
                                              -------       -------
 Net Income                                    $5,264        $3,769
                                              =======       =======
Per Share Amounts:
------------------
 Basic Earnings Per Share                       $1.73         $1.24
 Diluted Earnings Per Share                      1.72          1.23
 Dividends Declared                              0.40          0.39

 Average Shares Outstanding                 3,049,300     3,049,190

           See accompanying notes.

                OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                             (IN THOUSANDS)
                                                     For the Six Months
                                                        Ended June 30,
                                                    1998             1997
                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Interest Received                                  $34,744        $30,708
Interest Paid                                      (16,484)       (14,764)
Paid to Suppliers and Employees                    (13,951)       (14,369)
Trust Fees Received                                  2,134          2,022
Income Taxes Paid                                   (2,528)        (1,612)
Service Charges Received on Deposit Accounts         1,540          1,505
Mortgage Loan Originations and Purchases          (304,581)      (104,041)
Mortgage Loans Sold to Secondary Market            310,276         99,271
Other Income Received                                1,784          1,396
                                                  --------       --------
Net Cash Provided By Operating Activities           12,934            116
                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Net Increase in Loans                              (10,588)       (32,850)
Purchases of Available for Sale Securities         (46,329)       (14,470)
Proceeds from Sales and Maturities of Available
   For Sale Securities                              56,270         45,955
Capital Expenditures                                (1,358)        (2,719)
Net Proceeds on Purchases of Mortgage
   Servicing Rights                                 (2,366)           (37)
Other, Net                                             169           (223)
                                                  --------       --------
Net Cash Used In Investing Activities               (4,202)        (4,344)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Increase (Decrease) in Deposits                 19,415         (9,720)
Net Increase in Other Short-term Borrowings          2,332         18,108
Payments of  Notes Payable                          (2,856)        (1,017)
Dividends Paid                                      (1,494)        (1,469)
Other, Net                                              34            417
                                                  --------       --------
Net Cash Provided By Financing Activities           17,431          6,319
                                                  --------       --------
Net Increase in Cash & Cash Equivalents             26,163          2,091
Cash & Cash Equivalents at Beginning of Year        87,025         81,007
                                                  --------       --------
Cash & Cash Equivalents at End of Period          $113,188        $83,098
                                                  ========       ========

              RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

 Net Income                                         $5,264         $3,769
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation                                   1,214          1,006
      Provision for Possible Loan Losses               706            545
      Increase (Decrease) in Taxes Payable             (74)           210
      Net (Increase) Decrease in Mortgage Loans
          Held for Sale                              1,492         (5,990)
      (Increase) Decrease in Interest Receivable       815           (735)
      Decrease in Interest Payable                    (417)           (73)
      Premium Amortization and Discount Accretion
          on Investments                               298            264
      Amortization of Intangibles                      734            568
      Decrease in Accrued Expenses                   2,731          2,268
      (Increase) Decrease in Prepaid Expenses          171         (1,716)
                                                   -------        -------
      Total Adjustments                              7,670         (3,653)
                                                   -------        -------
      Net Cash Provided by Operating Activities    $12,934           $116
                                                   =======        =======

                        See accompanying notes.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2 - ACCOUNTING FOR EARNING PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share" which required adoption for periods ending after December 31, 1997 and prescribes the calculation of earnings per share for both interim and annual financial statements.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended June 30, 1998 (share and per share data not in thousands):

                                                          1998        1997
                                                         ------      ------
Numerator for basic and diluted earnings per
   share - net income                                    $2,730      $1,495
                                                         ======      ======
Denominator for basic earnings per share - weighted
   average shares outstanding                         3,049,409   3,049,190
Effect of dilutive securities - employee stock
   options                                               10,430       3,856
                                                         ------      ------
Denominator for diluted earnings per share - adjusted
weighted average Shares outstanding                   3,059,839   3,053,046
                                                      =========   =========
Earnings per share - basic                               $ 0.90      $ 0.49
Earnings per share - diluted                             $ 0.89      $ 0.49

The following table sets forth the computation of basic and diluted earnings per share year-to-date for the period ended June 30, 1998 (share and per share data not in thousands):

                                                          1998       1997
                                                         ------     ------
Numerator for basic and diluted earnings per
   share - net income                                    $5,264     $3,769
                                                         ======     ======
Denominator for basic earnings per share - weighted
   average shares Outstanding                         3,049,300  3,049,190
Effect of dilutive securities - employee stock
   options                                               10,165      3,398
                                                         ------     ------
Denominator for diluted earnings per share - adjusted
   weighted average Shares outstanding                3,059,465  3,052,588
                                                      =========  =========
Earnings per share - basic                               $ 1.73     $ 1.24
Earnings per share - diluted                               1.72       1.23

                                  Page 6

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

During the second quarter total comprehensive income amounted to $2,226,238 for 1998 and $2,166,281 for 1997. For June 30, 1998 and 1997, year to date comprehensive income totaled $5,227,579 and $4,029,506, respectively.

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


NOTE 6 - IMPACT OF YEAR 2000

The Corporation is currently in the process of addressing the potential problems that could occur on January 1, 2000. The problem could effect a wide variety of automated information systems, such as mainframe applications, personal computers, communications systems, environmental systems and other information systems. The Corporation has identified area of operations critical for the delivery of its products and services. The majority of the programs/applications used in the Corporation's operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Corporation's goal is to have the plan complete and to be fully compliant by December 31, 1998. The vendor of the Corporation's core operating system has already provided certification of compliance with the year 2000 issue. Testing of the system will occur during 1998. The Corporation's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue.

Based on currently available information, Management does not anticipate that the cost to address year 2000 issues will have a materially adverse impact on the Corporation's financial condition or results of operations.

NOTE 7

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Corporation's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on the Corporation's financial condition or results of operations.

PART 1 - FINANCIAL INFORMATION
ITEM 2

            OLD SECOND BANCORP, INC. AND SUBSIDIARIES
        MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc. and its subsidiaries.

FINANCIAL CONDITION

Total Assets at June 30, 1998 were $973,284,000, an increase of $24,913,000 from the 1997 year-end total of $948,371,000. Available for Sale Securities of $254,167,000 were down $10,300,000 and Net Loans of $537,592,000 were up
$9,883,000.

Total Deposits were $808,345,000 compared to the 1997 year-end total of $788,929,000. Savings Deposits of $339,310,000 were up $34,653,000 (11.4%).
Time Deposits decreased $17,942,000 (4.9%). Demand Deposits of $117,469,000 were up $2,705,000 (2.4%). Securities Sold Under Agreements to Repurchase of $25,867,000 increased $2,941,000 and Other Short-Term Borrowings of $7,486,000 were down $611,000.

Total Stockholders' Equity of $96,160,000 increased by $4,039,000 from the 1997 year-end total of $92,121,000. The increase resulted from additional retained earnings of $4,045,000.


RESULTS OF OPERATIONS

Operating results include Net Income for Old Second Bancorp, Inc. and its subsidiaries for the three and six months ended June 30, 1998 and 1997, respectively.

For the three months ending June 30, 1998 Net Interest Income of $9,025,000 was up $821,000 (10.0%) over the like period in 1997. Total Interest Income for the three months of 1998 of 16,981,000 was higher than 1997 by 1,334,000 Total Interest Expense of $7,956,000 increased by $513,000 over the same period a year ago.

Total Other Income for the quarter ending June 30, 1998 of $4,923,000 was up $1,820,000 from the same period a year ago. The increase is primarily due to the increase in Gain on Sales of Loans of $2,108,000 for June 30, 1998, an increase of $1,577,000 over the six months ended June 30, 1997.

For the three months ending June 30, 1998 Total Other Expenses increased $945,000 (10.9%) from the same period in 1997. Furniture and Equipment increased $289,000 (37.4%) over the six months period in 1997.

Net Interest Income for the six months ending June 30, 1998 of $17,565,000 was up $1,076,000 (6.5%) over the same period in 1997. Total Interest Income for the six months of 1998 was higher than 1997 by $2,452,000, while Total Interest Expense was up in 1998 by $1,376,000.

Total Other Income for the six months ending June 30, 1998 of $9,646,000 was up $3,502,000 due primarily to higher gain on sales of loans. Total Other Expenses for the six months ending June 30, 1998 increased $2,296,000 (13.9) from the same period in 1997.

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

Net cash provided by operating activities for the six months ended June 30, 1998 was $12,934,000 and $116,00 for the six months ended June 30, 1997. The increase in cash flows from operating activities resulted from the implementation of cash management techniques reducing the amount paid to suppliers in 1998.

Net cash used by investing activities was $4,202,000 for the six months in 1998; while $4,344,000 was reported in 1997. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. For 1998, net increases in loans resulted in cash outflows of $10,588,000 and net investment securities activity resulted in cash inflows of $9,941,000. During 1997, net increases in loans resulted in cash outflows of $32,850,000 and net investment securities activity resulted in cash inflows of $31,485,000.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowing, notes payable and the payment of dividends to stockholders. For the six months ending June 30, 1998, net cash provided in financing activities was $17,431,000; in 1997 net cash provided in financing activities totaled $6,319,000. For 1998, an increase in deposits generated cash inflows of $19,415,000 an increase in Short-term Borrowing generated cash inflows of $2,332,000. In 1997 a decrease in deposits generated cash outflows of $9,720,000 and an increase in Short-term Borrowings resulted in cash inflows of $18,108,000.

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

                                       OLD SECOND BANCORP, INC.


                                         /s/ Jean A. Pooley
                                       ------------------------
                                       By: Jean A. Pooley
                                       Chief Financial Officer

Date: August 14, 1998