Form 10-Q
period 1998-09-30
OLD SECOND BANCORP INC
filed 1998-11-16
CIK 357173

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549



                           FORM 10-Q

        Quarterly Report Pursuant To Section 13 Or 15(d)
             Of The Securities Exchange Act Of 1934

       For the quarterly period ended September 30, 1998

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

3,050,056 shares of no par value common stock are outstanding as of November 16, 1998.

There are no exhibits with this Form 10-Q.

Part I - Financial Information
Item 1 - Financial Statements

           OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE DATA)
                                             September  30,    December 31,
                                                  1998            1997
                                             --------------    -----------
ASSETS
------
Cash and Due from Banks, Non-Interest
   Bearing                                      $ 35,005       $ 40,625
Interest Bearing Deposits With Banks                 475            350
Federal Funds Sold                                72,850         46,050
                                                --------       --------
   Total Cash and Cash Equivalents               108,330         87,025

Available for Sale Securities                    258,910        264,467

Loans Held for Sale                               37,316         26,927

Loans                                            546,793        534,980
   Less: Allowance For Possible Loan Losses        7,734          6,923
         Unearned Income                             265            348
                                                --------       --------
         Loans, Net                              538,794        527,709

Bank Premises and Equipment, Net                  20,840         20,805
Other Assets                                      22,127         21,438
                                                --------       --------
TOTAL ASSETS                                    $986,317       $948,371
                                                ========       ========
LIABILITIES
-----------
Deposits:
   Demand                                       $116,351       $114,764
   Savings                                       337,817        304,657
   Time                                          352,633        369,508
                                                --------       --------
         Total Deposits                          806,801        788,929
                                                --------       --------
Securities Sold Under Agreements To Repurchase    29,162         22,926
Other Short-Term Borrowings                        2,778          8,097
Note Payable                                      32,838         24,133
Other Liabilities                                 15,053         12,165
                                                --------       --------
         Total Liabilities                       886,632        856,250

STOCKHOLDERS' EQUITY
-----------------------------------
Preferred Stock, no par value, 300,000
   shares authorized, none issued
Common Stock, no par value shares
   authorized: 6,000,000
      Issued:
      Outstanding at Sept. 30, 1998: 3,050,056
      Outstanding at Dec. 31, 1997: 3,049,190     15,874        15,844
   Retained Earnings                              81,008        74,924
    Net Unrealized Gain on Investments             2,803         1,353
                                                --------      --------
    Total Stockholders' Equity                    99,685        92,121
                                                --------      --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $986,317      $948,371
                                                ========      ========

      See accompanying notes.

            OLD SECOND BANCORP, INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                Three Months Ended
                                                September 30, 1998
                                           --------------------------
                                                1998          1997
                                           --------------------------
INTEREST INCOME:
----------------
Interest and Fees on Loans                     $12,611      $12,020
Interest and Dividends on
   Available-for-Sale Securities:
          Taxable                                3,043        3,223
          Exempt From Federal Income Tax           747          819
Interest on Federal Funds Sold                     921          723
Interest on Interest Bearing Deposits                7            6
                                              --------     --------
          Total Interest Income                 17,329       16,791
                                              --------     --------
INTEREST EXPENSE:
-----------------
Savings Deposits                                 2,406        1,988
Time Deposits                                    5,033        5,645
Other Short-Term Borrowings                        724          568
                                              --------     --------
          Total Interest Expense                 8,163        8,201
                                              --------     --------
          Net Interest Income                    9,166        8,590
Provision for Possible Loan Losses                 307          356
                                              --------     --------
Net Interest Income After Provision for
   Possible Loan Losses                          8,859        8,234

OTHER INCOME:
-------------
Trust Fees                                       1,005          939
Service Charges on Deposit Accounts                798          821
Gain on Sales of Loans                           2,409        1,283
Other Income                                     1,026          761
                                              --------     --------
          Total Other Income                     5,238        3,804

OTHER EXPENSES:
---------------
Salaries and Employee Benefits                   5,029        4,584
Net Occupancy of Bank Premises                     607          570
Furniture and Equipment                          1,010          826
FDIC Insurance                                      23           35
Marketing                                          236          294
Stationery and Supplies                            253          252
Amortization of Intangible Assets                  952          289
Other                                            1,815        1,584
                                             ---------     --------
          Total Other Expenses                   9,925        8,434
                                             ---------     --------
Income Before Income Taxes                       4,172        3,604
Income Tax Expense                               1,370        1,104
                                             ---------     --------
Net Income                                      $2,802       $2,500
                                             =========     ========
Per Share Amounts:
------------------
Basic Earnings Per Share                         $0.92        $0.82
Diluted Earnings Per Share                       $0.91        $0.82
Dividends Declared                                0.25         0.20

Average Shares Outstanding                   3,050,056    3,049,190

           See accompanying notes.

            OLD SECOND BANCORP, INC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)
         (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                 Nine Months Ended
                                                   September  30,
                                              --------------------------
                                                   1998          1997
                                              --------------------------
INTEREST INCOME:
----------------
Interest and Fees on Loans                        $37,070      $34,057
Interest and Dividends on Available-for-Sale
   Securities:
          Taxable                                   9,103        9,788
          Exempt From Federal Income Tax            2,287        2,502
Interest on Federal Funds Sold                      2,479        1,610
Interest on Interest Bearing Deposits                  21           13
                                                 --------     --------
          Total Interest Income                    50,960       47,970
                                                 --------     --------
INTEREST EXPENSE:
-----------------
Savings Deposits                                    6,808        5,770
Time Deposits                                      15,374       16,197
Other Short-Term Borrowings                         2,047          924
                                                 --------     --------
          Total Interest Expense                   24,229       22,891
                                                 --------     --------
          Net Interest Income                      26,731       25,079
Provision for Possible Loan Losses                  1,007          901
                                                ---------     --------
Net Interest Income After Provision for
   Possible Loan Losses                            25,724       24,178

OTHER INCOME:
-------------
Trust Fees                                          3,139        2,961
Service Charges on Deposit Accounts                 2,338        2,326
Gain on Sales of Loans                              6,598        2,426
Other Income                                        2,809        2,235
                                                ---------     --------
         Total Other Income                        14,884        9,948

OTHER EXPENSES:
--------------
Salaries and Employee Benefits                     15,190       13,364
Net Occupancy of Bank Premises                      1,749        1,629
Furniture and Equipment                             3,059        2,411
FDIC Insurance                                         90          149
Marketing                                             746          829
Stationery and Supplies                               704          740
Amortization of Intangible Assets                   1,673          848
Other                                               5,507        4,961
                                                 --------     --------
          Total Other Expenses                     28,718       24,931
                                                 --------     --------
Income Before Income Taxes                         11,890        9,195
Income Tax Expense                                  3,824        2,926
                                                 --------     --------
Net Income                                         $8,066       $6,269
                                                 ========     ========
Per Share Amounts:
------------------
Basic Earnings Per Share                            $2.64        $2.06
Diluted Earnings Per Share                          $2.63        $2.05
Dividends Declared                                   0.65         0.59

Average Shares Outstanding                      3,049,555    3,049,190

           See accompanying notes.
            Page 4

          OLD SECOND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                         (IN THOUSANDS)
                                                        For the Nine Months
                                                        Ended September 30,
                                                       1998             1997
                                                       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Interest Received                                      $51,933        $46,894
Interest Paid                                          (24,557)       (22,708)
Paid to Suppliers and Employees                        (22,260)       (22,832)
Trust Fees Received                                      3,139          2,961
Income Taxes Paid                                       (4,131)        (2,441)
Service Charges Received on Deposit Accounts             2,338          2,326
Mortgage Loan Originations and Purchases              (463,456)      (182,595)
Mortgage Loans Sold to Secondary Market                459,665        170,997
Other Income Received                                    2,809          2,235
                                                     ---------       --------
Net Cash Provided By (Used In) Operating Activities      5,480         (5,163)
                                                     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Net Increase in Loans                                  (12,092)       (44,582)
Purchases of Available for Sale Securities             (71,414)       (44,786)
Proceeds from Sales and Maturities of Available For
   Sale Securities                                      78,879         63,752
Capital Expenditures                                    (1,809)          (120)
Net Proceeds on Purchases of Mortgage Servicing Rights  (3,355)        (2,960)
Other, Net                                                 231           (431)
                                                     ---------       --------
Net Cash Used In Investing Activities                   (9,560)       (29,127)
                                                     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net Increase (Decrease) in Deposits                     17,872         (9,089)
Net Increase in Other Short-term Borrowings                917         21,536
Additional Borrowings of Notes Payable                   8,705         18,336
Dividends Paid                                          (2,134)        (2,079)
Other, Net                                                  25            229
                                                     ---------       --------
Net Cash Provided By Financing Activities               25,385         28,933
                                                     ---------       --------
Net Increase (Decrease) in Cash & Cash Equivalents      21,305         (5,357)
Cash & Cash Equivalents at Beginning of Year            87,025         81,007
                                                     ---------       --------
Cash & Cash Equivalents at End of Period              $108,330        $75,650
                                                     =========       ========

            RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

Net Income                                             $8,066          $6,269
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
      Depreciation                                      1,774           1,526
      Provision for Possible Loan Losses                1,007             901
      Increase (Decrease) in Taxes Payable               (307)            796
      Net Increase in Mortgage Loans Held for Sale    (10,389)        (14,024)
      (Increase) Decrease in Interest Receivable          519          (1,508)
      (Increase) Decrease in Interest Payable            (328)            183
      Premium Amortization and Discount Accretion
          on Investments                                  453             431
      Amortization of Intangibles                       1,673             848
      Increase (Decrease) in Accrued Expenses           3,555             (11)
      (Increase) Decrease in Prepaid Expenses            (543)           (574)
                                                     --------        --------
         Total Adjustments                              2,586         (11,432)
                                                     --------        --------
         Net Cash Provided by Operating Activities     $5,480         ($5,163)
                                                     ========        ========

                        See accompanying notes.

                            Page 5

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2 - ACCOUNTING FOR EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share" which required adoption for periods ending after December 31, 1997 and prescribes the calculation of earnings per share for both interim and annual financial statements.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended September 30, (share and per share data not in thousands):

                                                   1998           1997
                                                  ------         ------
Numerator for basic and diluted earnings per
     share - net income                           $2,802         $2,500
                                                  ======         ======
Denominator for basic earnings per share -
     weighted average shares outstanding       3,050,056      3,049,190
Effect of dilutive securities - employee
     stock options                                 8,076          4,160
                                               ---------      ---------
Denominator for diluted earnings per share -
     adjusted weighted average shares
     outstanding                               3,058,132      3,053,350
                                               =========      =========
Earnings per share - basic                       $ 0.92        $ 0.82
Earnings per share - diluted                     $ 0.91        $ 0.82

The following table sets forth the computation of basic and diluted earnings per share year-to-date for the period ended September 30, (share and per share data not in thousands):

                                                  1998          1997
                                                 ------        ------
Numerator for basic and diluted earnings
     per share - net income                     $8,066         $6,269
                                                ======         ======
Denominator for basic earnings per share -
     weighted average shares outstanding     3,049,555      3,049,190
Effect of dilutive securities - employee
     stock options                               9,398          3,673
                                             ---------      ---------
Denominator for diluted earnings per
     share - adjusted weighted average shares
     outstanding                             3,058,953     3,052,863
                                             =========     =========
Earnings per share - basic                     $ 2.64        $ 2.06
Earnings per share - diluted                   $ 2.63        $ 2.05

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

NOTE 4 - REPORTING COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the third quarter, total comprehensive income amounted to $4,287,055 for 1998 and $3,003,425 for 1997. For September 30, 1998 and 1997, year to date comprehensive income totaled $9,514,634 and $7,032,931, respectively.

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

NOTE 6 - IMPACT OF YEAR 2000

The Corporation is currently in the process of addressing the potential problem that faces all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than a full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could effect a wide variety of automated information systems, such as mainframe applications, personal computers, communications systems, environmental systems and other information systems.

The Corporation has identified areas of operation critical for the delivery of its products and services. The majority of the programs/applications used in the Corporation's operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterruped usage after December 31, 1999. The Corporation's plan includes identification of the problems by performing an inventory of all software applications, obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third-party provided). The Corporation's goal is to have the plan complete and to be fully compliant by December 31, 1998. The vendor of the Corporation's core operating system has already provided certification of compliance with the year 2000 issue. Testing of the system will occur during 1998. Contingency plans, if any are needed, will be developed during 1998 to address potential problems that are identified. The Corporation's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue.

Based on currently available information, Management does not anticipate that the cost to address year 2000 issues will have a materially adverse impact on the Corporation's financial condition or results of operations.

NOTE 7 - ACCOUNTING FOR DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Corporation's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on the Corporation's financial condition or results of operations.

PART 1 - FINANCIAL INFORMATION
ITEM 2

           OLD SECOND BANCORP, INC. AND SUBSIDIARIES
       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following discussion analyzes the consolidated financial condition and results of operations of Old Second Bancorp, Inc. and its subsidiaries.

FINANCIAL CONDITION

Total Assets at September 30, 1998 were $986 million, an increase of $38 million from the 1997 year-end total of $948 million. Net Loans of $539 million and Loans Held for Sale of $37 million were up $21 million (3.8%).

Total Deposits were $807 million compared to the 1997 year-end total of $789 million. Savings Deposits were up $33 million (10.9%), while Time Deposits decreased $17 million (4.6%). Securities Sold Under Agreement to Repurchase and Other Short Term Borrowings were substantially the same for both periods. Total Stockholders' Equity of $99.7 million are 10.1% of total assets at September 30, up from $92 million at year end

RESULTS OF OPERATIONS

Operating results include Net Income for Old Second Bancorp, Inc. and its subsidiaries for the three and nine months ended September 30, 1998 and 1997, respectively.

For the three months ending September 30, 1998, Net Interest Income of $9,166,000 was up $576,000 (6.7%) over the like period in 1997. Total Interest Income for the three months was up $538,000 while Total Interest Expense decreased $38,000 over the same period a year ago.

Total Other Income for the quarter ending September 30, 1998 of $5,238,000 was up $1,434,00 from the same period a year ago. The increase is primarily due to higher volume in mortgage banking activities resulting in higher Gain on Sales of Loans reported as $2,409,000, an increase of $1,126,000 over the quarter ended September 30, 1997. Total Other Expenses of $9,925,000 increased $1,491,000 from the same period in 1997. A portion of the increase in the Salaries and Other categories of Other Expenses results from expenses related to higher volume in mortgage banking activities. During the third quarter of 1998, the amortization of intangibles includes an adjustment to the book value of mortgage servicing rights.

Net Interest Income for the nine months ending September 30, 1998 of $26,731,000 was up $1,652,000 (6.6%) over the same period in 1997. Total
Interest Income for the nine months of 1998 was higher than 1997 by $2,990,000 (6.2%), while Total Interest Expense was up in 1998 by $1,338,000 (5.8%).

Total Other Income for the nine months ending September 30, 1998 of $14,884,000 was up $4,936,000 due primarily to higher gain on sales of loans. Total Other Expenses for the nine months ending September 30, 1998 increased $3,787,000 from the same period in 1997.

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

Net cash provided by operating activities for the nine months ended September 30, 1998 was $5,480,000; net cash used by operating activities for the nine months ended September 30, 1997 was $5,163,000.

Net cash used by investing activities was $9,560,000 for the nine months in 1998; while $29,127,000 was reported in 1997. The primary components of cash flows from investing activities are funding and repayment of customer loans and purchases and sales of investment securities. For 1998, net increases in loans resulted in cash outflows of $12,092,000 and net investment securities activity resulted in cash inflows of $7,465,000.
During 1997, net increases in loans resulted in cash outflows of $44,582,000 and net investment securities activity resulted in cash inflows of $18,966,000.

Cash flows from financing activities are primarily attributable to changes in deposit levels, short-term borrowing, notes payable and the payment of dividends to stockholders. For the nine months ending September 30, 1998, net cash provided in financing activities was $25,385,000; in 1997 net cash provided in financing activities totaled $28,933,000. For 1998, an increase in deposits generated cash inflows of $17,872,000 and an increase in Short-term Borrowing generated cash inflows of $917,000. In 1997 a decrease in deposits generated cash outflows of $9,089,000 and an increase in Short-term Borrowings resulted in cash inflows of $21,536,000.

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

                                       OLD SECOND BANCORP, INC.




                                       By: Jean A. Pooley
                                       Chief Financial Officer

Date: November 16, 1998