Form 10-K
period 1998-12-31
OLD SECOND BANCORP INC
filed 1999-03-31
CIK 357173

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K
  (Mark One)
     X                    Annual Report Pursuant to Section
                                   13 or 15(d)
                              of the Securities Exchange Act
                 of 1934 (No Fee Required) For the fiscal year ended
                                 December 31, 1998
                                                  or
                     Transition Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act
                               of 1934 (No Fee Required)
                          For the Transition Period From
                             __________ to __________.

                              Commission file number  0-10537
                                 Old Second  Bancorp, Inc.
                     (Exact name of Registrant as specified in its charter)


                                 Delaware             36-3143493
                          (State of Incorporation)  (I.R.S.Employer I.D. No.)

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
                      Yes   X   No
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          Yes    X    No
                               -----       -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average trade price of such stock, as of a specified date within 60 days prior to the date of filing:

                         $160,187,003 as of March 23, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

3,051,181 shares of $1.00 par value common stock at March 23, 1999.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the December 31, 1998 Annual Report to Stockholders and the Registrant's Proxy Statement dated
February 9, 1999, have been incorporated by reference in Parts I, II and III of the Annual Report on Form 10-K, to the extent indicated herein.

Index to Exhibits is in Part IV on pages 18 and 19.
This Form 10-K consists of 54 pages.

                           FORM 10-K
                       TABLE OF CONTENTS

                             Part I

Item 1.               Business                                   3
Item 2.               Properties                                15
Item 3.               Legal Proceedings                         15
Item 4.               Submission of Matters to a Vote
                      of Security Holders                       15


                           Part II


Item 5.             Market for the Registrant's
                    Common Equity and
                    Related Stockholder Matters                 16
Item 6.             Selected Financial Data                     16
Item 7.             Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                   16
Item 7a.            Quantitative and Qualitative
                    Disclosures about
                    Market Risk                                 16
Item 8.             Financial Statements and
                    Supplementary Data                          16
Item 9.             Changes in and Disagreements
                    with Accountants on
                    Accounting and
                    Financial Disclosures                       16


                            Part III


Item 10.            Directors and Executive
                    Officers of the Registrant                  17
Item 11.            Executive Compensation                      17
Item 12.            Security Ownership of Certain
                    Beneficial Owners
                    and Management                              17
Item 13.            Certain Relationships
                    and Related Transactions                    17


                            Part IV

Item 14.       Exhibits, Financial Statement
               Schedules and  Reports on Form 8-K                18


                             Part I


Item 1.  Business

OLD SECOND BANCORP, INC.

Old Second Bancorp, Inc. ("the Corporation") was organized on September 8, 1981 by the directors of The Old Second
National Bank ("Old Second"). The Corporation was incorporated under the laws of the State of Delaware on September 18, 1981. The only industry segment in which the Corporation and its subsidiaries are engaged in is banking, and there are no foreign operations.

The Corporation is a multi-bank holding company principally engaged in the business of attracting deposits and investing these funds, together with borrowings and other funds, to primarily originate commercial, real estate and consumer loans and purchase investment securities. At December 31, 1998, the Corporation had seven subsidiary banks, as follows:
Old Second, The Old Second Community Bank of North Aurora, The Old Second Community Bank of Aurora, The Yorkville National Bank, Burlington Bank, Kane County Bank and Trust and Bank of Sugar Grove. In addition, the Corporation has a mortgage banking subsidiary, Maple Park Mortgage, principally engaged in the business of originating, purchasing, selling and servicing residential mortgage loans.

The directors of the Corporation are the same as the directors of Old Second. The directors receive no fees for the Corporation's meetings. The Corporation has no salaried employees and the officers of the Corporation are also officers of Old Second.


Executive Officers of the Registrant

Shown below are the names and ages of the executive officers of the Corporation with an indication of all positions and offices held with the Corporation:

                              Old Second Bancorp, Inc.
Name                     Age              Offices (1)
James E. Benson                            68
Chairman

William B. Skoglund                        48
President and Chief Executive Officer

George Starmann III                        55
Executive Vice President and Secretary

(1) Offices with the Corporation have been held since the formation of the Corporation in 1981, with the following exceptions: James E. Benson was appointed Chairman in 1992. William B. Skoglund was appointed as an officer, elected as a director in March 1992 and promoted to President and Chief Executive Officer in 1998. George Starmann III was appointed as Vice-President in 1994, elected as a director in March 1995, and promoted to Executive Vice-President in 1998. Officers are appointed annually by the Board of Directors.

BANCORP SUBSIDIARIES

Old Second is located at 37 South River Street, Aurora, Illinois. Old Second is the successor to a bank that was founded in 1871, and is incorporated under the laws of the United States. Old Second has full-service branches located at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 1100 South County Line Road, Maple Park, and 2 S 101 Harter Road, Kaneville. Old Second has trust offices at 37 South River Street in Aurora and 321 James Street in Geneva.

The Old Second Community Bank of North Aurora is located at 200 West John Street, North Aurora, and Old Second Community Bank of Aurora is located at 1350 North Farnsworth Avenue, Aurora. Yorkville National Bank is located at 102 East Van Emmon Street, Yorkville, with branches at 408 East Countryside Parkway in Yorkville, 6800 West Route 34 in Plano and 323 East Norris Drive in Ottawa. Burlington Bank is located at 194 South Main Street in Burlington. Kane County Bank and Trust Company is located at 749 North Main Street in Elburn with a branch at 40W422 Route 64 in Wasco. Bank of Sugar Grove is located on Cross Street at Illinois Route 47, Sugar Grove.

With the exception of Yorkville's main banking facility, all Banks have onsite 24 hour Automatic Teller Machines(ATMs). Old Second also has two offsite ATMs, and Yorkville has one offsite ATM. Their customers can use certain other financial institutions' offsite ATM's to complete deposit, withdrawal, transfer, and other banking transactions.

These banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Maple Park, Kaneville, North Aurora, Yorkville, Plano, Ottawa, Burlington, Elburn, Wasco and Sugar Grove communities and surrounding areas. Services include loans to all customer segments, checking, savings and time deposits, lock box service and safe deposit boxes, and other customer services. Old Second also offers complete trust and other fiduciary services to
commercial customers and individuals.   Non-FDIC insured mutual
funds, stocks, bonds, securities and annuities are provided by LPL Financial Services, Inc., a registered broker/dealer and member NASD, SIPC.

The banks are subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Aurora banking market, which is approximated by the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks. Within the Yorkville National Bank market, which includes portions of Kane and LaSalle counties and all of Kendall county, there are approximately 10 other banks or banking facilities and several savings and loan associations.

At December 31, 1998, the Corporation and its bank subsidiaries had 426 full-time employees and 137 part-time employees.

Maple Park Mortgage ("Maple Park") operates a retail division from leased offices in St. Charles, Sycamore, Oswego, Bannockburn, and Wheaton, Illinois. The main office is located at 1450 West Main Street in St. Charles.
Since 1992, Maple Park has developed a wholesale (correspondent) division primarily engaged in soliciting mortgage loans in Iowa, Colorado, Wyoming and Illinois. The wholesale division emphasizes developing relationships with financial institutions. Maple Park currently holds contracts with over 300 banks and credit unions. Maple Park operates as a mortgage broker and servicer offering a wide range of products including conventional, fixed and adjustable-rate mortgages. The New Leaf division of Maple Park is located in St. Charles and specializes in assisting prospective and current homeowners who do not qualify in the traditional market to obtain mortgages. Maple Park currently has 88 full-time employees and 16 part-time employees.

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

ADDITIONAL  STATISTICAL INFORMATION - OLD SECOND BANCORP, INC.

CONSOLIDATED DAILY AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                  Years Ended December 31,
                              1998                   1997                       1996
                       _____________________________________________________________________
                       Avg  Income   Yield   Avg  Income  Yield   Avg   Income   Yield
                     Balance Expense  Rate Balance Expense Rate  Balance Expense  Rate
                     ____________________________________________________________________
Interest bearing
deposits with banks    412      26  6.31%     298     22  7.38%     301     22  7.31%
Federal funds sold  62,980   3,372  5.35%  43,803  2,407  5.50%  41,377  2,227  5.38%
Investment securities:
Taxable            197,219  12,231  6.20% 204,352 13,025  6.37% 196,791 12,723  6.47%
Non taxable (1)     56,785   4,008  7.06%  61,830  4,425  7.16%  68,276  5,032  7.37%
Loans held for sale
and net loans
 (1, 2)            567,761  49,598  8.74% 515,016 46,585  9.05% 448,758 41,082  9.15%
                  -------------------------------------------------------------------
Total interest
earning assets
 (1)              885,157  69,235  7.82% 825,299  66,464  8.05% 755,503 61,086  8.09%
                 --------  ======  ===== -------  ======  ===== ------- ======  =====
Cash and due
from banks        35,824                 34,513                  33,329
Bank premises and
equipment, net    20,975                 20,514                  18,833
Other assets      20,464                 21,034                  19,267
                ---------               --------                --------
Total assets     962,420                901,360                 826,932
                =========               ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
transaction
deposits          91,003    1,496  1.64% 111,170   2,194  1.97% 108,091  2,361  2.18%
Savings deposit  244,048    7,580  3.11% 185,304   5,726  3.09% 179,103  5,374  3.00%
Time deposits    354,642   20,287  5.72% 373,433  21,672  5.80% 339,529 19,512  5.75%
                 -------   ------  ----  -------  ------  ----  ------- ------  ----
Total interest
bearing deposits 689,693   29,363  4.26% 669,907  29,592  4.42% 626,723 27,247  4.35%
Securities sold under
agreements to
repurchase        19,511      828  4.24%  13,958     690  4.94%   3,632    181  4.98%
Notes payable     29,343    1,876  6.39%   8,991     589  6.55%   2,713    221  8.15%
Other short-term
borrowings         3,102      162  5.22%   3,415     180  5.27%   2,724    138  5.07%
                   -----    -----  ----    -----   -----  ----    -----   ----  ----
Total interest
bearing
 liabilities     741,649   32,229  4.35% 696,271  31,051  4.46% 635,792 27,787  4.37%
                 -------    =====  ===== -------  ======  ===== -------  =====  ====
Demand deposits  115,723                 109,219                102,738
Other liabilities 10,570                   9,014                  6,951
                 -------                 -------                -------
Total
liabilities      867,942                 814,504                745,481
Stockholders'
equity            94,478                  86,856                 81,451
                 -------                 -------                -------
Total
liabilities and
stockholders'
equity           962,420                 901,360                826,932
                 =======                 =======                =======
Net interest spread (1)            3.47%                  3.59%                 3.72%
                                  ======                 ======                ======
Net yield on interest
earning assets (1)                 4.18%                  4.29%                 4.40%
                                  ======                 ======                ======

(1) Interest income and yields are reflected in the tables on a tax-equivalent basis. Net yield on interest-earning assets is net interest income on a tax equivalent basis divided by total average interest-earning assets.
(2) Principal balances on nonaccruing loans, if any, are included in net loans on the average balance sheet. There were no out-of-period adjustments or foreign activities for any reportable period.

Changes in Interest Income and Expense:
The following table shows the dollar amount of changes in interest income and expense, by major categories of assets and liabilities, attributable to changes in volume or rate or both, for the periods indicated, in thousands of dollars. The changes in interest due to both rate and volume have been allocated proportionately to the change due to balance and due to rate.


                          Increase (Decrease) Due To
                          Volume        Rate     Net
                           1998 Compared to 1997
                        ----------------------------------

Interest income:
Interest bearing
deposits with banks   $     7   $     (3)   $     4
Investment securities:
Taxable                  (442)      (352)      (794)
Non taxable              (266)       (45)      (311)
Federal funds sold      1,027        (62)       965
Loans, net              4,600     (1,503)     3,097
                       -------    -------    -------
Net increase
(decrease)            $ 4,926   $ (1,965)   $ 2,961
                       -------    -------    -------
Interest expense:
Interest bearing
deposits              $  (332)  $   (366)   $  (698)
Savings deposits        1,825         29      1,854
Time deposits          (1,075)      (310)    (1,385)
Securities sold
under agreements
to repurchase             236        (98)       138
Notes payable           1,301        (14)     1,287
Other                     (16)        (2)       (18)
                       -------      ------   -------
Net increase
(decrease)            $ 1,939   $   (761)   $ 1,178
                       -------      ------   -------
Increase (decrease)
in net interest
margin                $ 2,987   $ (1,204)   $ 1,783
                        ======     ======     ======

                           1997 Compared to 1996
Interest income:        ------------------------------
Interest bearing
deposits with banks   $     0   $      0    $     0
Investment securities:
Taxable                   482       (180)       302
Non taxable              (344)      (109)      (453)
Federal funds sold        133         47        180
Loans, net              5,972       (509)     5,463
                        ------      -----     -----
Net increase
(decrease)            $ 6,243   $   (751)   $ 5,492
                        ------      -----     -----
Interest expense:
Interest bearing
deposits              $    61   $   (228)   $  (167)
Savings deposits          192        160        352
Time deposits           1,968        192      2,160
Securities sold
under agreements
to repurchase             510         (1)       509
Notes payable             411        (43)       368
Other                      36          6         42
                        ------      -----     -----
Net increase          $ 3,178   $     86    $ 3,264
                        ------      -----     -----
Increase (decrease)
in net interest
margin                $ 3,065   $   (837)   $ 2,228
                       ======      ======    ======

                          Page 6 of 54

Interest Rate Repricing Gaps

Interest rate sensitive assets and liabilities are those which have yields or rates subject to change within a future time period due to maturity or changes in market rates. The Corporation's exposure to interest rate risk is managed primarily through the Corporation's strategy of selecting types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings while limiting the potential negative effects of changes in market rates.

The Corporation monitors rate sensitive assets and liabilities by positioning amounts into periods based upon contractual terms, historical experience or frequency of repricing. An asset sensitive position in a given period will result in more assets than liabilities being subject to repricing; therefore, market rate changes will be reflected more quickly in asset rates. If interest rates decline, such a position will have an adverse affect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a decline in market rates will benefit net interest income. Since rate sensitive assets and liabilities do not respond in the same manner to changing markets, the theory noted herein should not be used as the sole indicator of how the Corporation would be affected by changes in interest rates. Following are the amounts, in thousands of dollars, of the rate sensitive assets and liabilities positioned into periods based upon repricing as of December 31,1998.




                                Rate Maturity Period
                             ------------------------------------------------
                             0-90     91-180     181-365     Over 1
                             Days     Days        Days       Year      Total
                             ------------------------------------------------

INTEREST-EARNING ASSETS:
------------------------
Interest-earning
deposits                $     475                                   $     475
Federal funds sold         49,475                                      49,475
Investment securities      24,751   $  6,818    $ 18,156  $ 242,640   292,365
Loans held for sale        36,686                                      36,686
Loans, net                167,314     26,048      54,622    308,561   556,545
                          -------     ------      ------    -------   -------
Total interest-earning
assets                  $ 278,701   $ 32,866    $ 72,778  $ 551,201 $ 935,546

INTEREST-BEARING
LIABILITIES:
------------------
Money market, savings
and NOW accounts        $ 172,783                         $ 187,538 $ 360,321
Time deposits             100,225   $ 65,601    $ 66,895    113,317   346,038
Other borrowed funds       73,296                                      73,296
                         --------    -------     -------   --------  --------
Total interest- bearing
liabilities             $ 346,304   $ 65,601    $ 66,895  $ 300,855 $ 779,655

Period gap              $ (67,603)  $(32,735)   $  5,883  $ 250,346 $ 155,891

Cumulative gap          $ (67,603) $(100,338)   $(94,455) $ 155,891

The following table sets forth the scheduled maturity of the corporation's rate sensitive assets and liabilities, in thousands of dollars, at December 31, 1997. Quantitative and qualitative disclosures on market risk for 1998 appear in the Management's Discussion and Analysis on pages 6 and 7 of the Annual Report to Shareholders.


                                     MATURITY OR REPRICING

                        Within    3 Months     6 Months      One Year     Over
                        3 Months  to 6 Months  to One Year   to Two yrs.  Two yrs.   Total
Interest earning
financial assets:
Interest bearing
deposits  with banks     350                                                          350
Weighted average
interest  rate           5.00%                                                        5.00%
Federal funds sold     46,050                                                       46,050
Weighted average
interest rate            5.35%                                                        5.35%
Investment securities  24,486          7,186      19,754     42,916     170,125    264,467
Weighted average
interest rate            5.53%          7.38%       6.13%      6.25        6.25%      6.20%
Loans held for sale    26,927                                                       26,927
Weighted average
interest rate            7.50%                                                        7.50%
Commercial loans
Fixed rate             19,154          9,169      12,699     12,297      22,958     76,277
Weighted average
interest rate            8.86%          8.80        8.82%      8.89%       8.86%      8.85%
Variable rate         102,891            354         960      1,939       1,898    108,042
Weighted average
interest rate            9.33%         10.27%       9.52%      9.51%       9.42%      9.34%
Real estate loans
Fixed rate             11,726          9,558      15,182     30,299      76,013    142,778
Weighted average
interest rate            9.09%          8.84%       8.57%      8.79%       8.82%      8.80%
Variable rate          23,093          1,999       6,332      8,303      66,061    105,788
Weighted average
interest rate            8.98%          8.42%       8.13%      8.02%       8.08%      8.28%
Installment loans
Fixed rate              7,181          6,700      11,937     20,637      28,316     74,771
Weighted average
interest rate            9.02%          9.08%       9.05%      8.54%       8.58%      8.73%
Variable rate           1,180                                                        1,180
Weighted average
interest rate            9.46%                                                        9.46%
Other loans
Fixed rate              3,418                         66      1,636         297      5,417
Weighted average
interest rate            8.90%                      7.50%      8.10%       7.23%      7.50%
Variable rate          20,325                                                       20,325
Weighted average
interest rate            9.65%                                                        9.65%

Interest bearing financial liabilities:

Savings deposits      203,902                                           100,755    304,657
Weighted average
interest rate            2.97%                                             2.80%      2.91%
Certificates of
deposits              121,080         61,938      77,302     49,499      59,689    369,508
Weighted average
interest rate            5.76%          5.69%       5.68%      5.69%       5.44%      5.67%
Securities sold
under agreements to
repurchase and
short-term
borrowings             29,344          1,629          50                            31,023
Weighted average
interest rate           4.63%           5.34%       5.56%                             4.67%
Notes payable          24,133                                                       24,133
Weighted average
interest rate            6.50%                                                        6.50%

Period gap            (91,678)       (28,601)    (10,422)    68,528     205,224    143,051
Cumulative gap        (91,678)      (120,279)   (130,701)   (62,173)    143,051


INVESTMENT PORTFOLIO

The required information for book value, market value and maturities of investment securities as of December 31,1998 and 1997 appears in Note D of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

The book value of investment securities which was reported at estimated market value at December 31, 1996 is as follows:

U.S.Treasuries                     $  21,049
U.S. Government agencies             146,277
State and political subdivisions      84,218
Mortgage backed obligations           33,644
Other                                  1,876
                                   ----------
Total                              $287,064
                                   ==========

Weighted Average Yield of Investment Securities:
The weighted average yield for each range of maturities of investment securities is shown below as of December 31, 1998:

                                         Maturing
                       -----------------------------------------

                       Within   From 1 To   From 5 To  After
                       1 Year   5 Years     10 Years   10 Years

                       -----------------------------------------
U.S. Government and
agency obligations      6.00      5.89       5.98       6.41
States & political
subdivisions            5.98       5.49      5.34       6.15
Mortgage backed
obligations             6.07       5.93
Other                                                   6.37

Note: Yields on tax-exempt obligations are not computed on a tax equivalent basis.

                                LOAN PORTFOLIO

Classification of Loans

The following table shows the classification of loans in thousands of dollars, on the dates indicated:

                                        December 31,

                             1998      1997      1996      1995      1994
                            ------    ------    ------    ------    ------
Commercial, financial, and
agricultural              $143,047  $146,591  $143,961  $141,948  $146,890
Real estate-construction    46,361    43,095    40,437    35,653    32,548
Real estate-mortgage       309,893   287,167   248,742   239,081   185,698
Installment                 57,471    58,127    49,164    45,847    45,120
                           --------   -------  --------   -------  --------
Total                     $556,772  $534,980  $482,304  $462,529  $410,256
                           ========  =======   =======   =======   =======

The following table shows the percentage of total loans represented by each classification of loans on the dates indicated:

                                December 31,

                        1998     1997      1996      1995       1994
                       ------   ------    ------    ------     ------
Commercial, financial,
and agricultural        25.7%    27.4%     29.8%     30.7%      35.8%
Real estate-
construction             8.3      8.1       8.4       7.7        7.9
Real estate-mortgage    55.7     53.6      51.6      51.7       45.3
Installment             10.3     10.9      10.2       9.9       11.0
                       ------   ------    ------    ------     ------
Total                  100.0%   100.0%    100.0%    100.0%     100.0%
                       ======   ======    ======    ======     ======

Maturities of Loans and Sensitivity to Changes in Interest Rates


The following tables set forth the maturities of loans by certain categories and the interest rate sensitivity of loans maturing in over one year at December 31, 1998 in thousands of dollars:


                                Due after
                       Due in   1 year
                       1 year   through      Due after
                       less     5 years      5 years      Total
                      ------------------------------------------

Commercial, financial
and agricultural      $77,513   $ 54,920     $ 10,614   $143,047
Real estate
construction           38,834      7,527                  46,361


                        Interest Rate  Sensitivity of Loans
                               maturing in over one year


                               Fixed Rate     Floating Rate
                               ----------------------------
Commercial, financial and
agricultural                    $ 50,689        $14,845
Real estate construction           6,088          1,439


Risk Elements

Nonaccrual, past due and restructured loans include, respectively, loans on which no interest is currently being accrued, accruing loans which are past due 90 days or more as to principal or interest payments, and loans neither in nonaccrual status nor 90 day delinquent status on which the terms of maturity or interest rate have been renegotiated to provide a reduction or deferral of interest or principal payments due to a deterioration in the financial position of the borrower. It is management's general policy to discontinue the accrual of interest on a loan when it is past due
90 days with regard to either interest or principal payments. At any given date, The Corporation's subsidiaries may have various loans outstanding, which are accruing interest, are not contractually past due more than 90 days, and are not renegotiated, but which, in management's opinion, may not be repaid according to original terms; these are shown below as "potential loan problems". Management periodically reviews these accounts which are currently in its portfolio and is of the opinion that, although some restructuring of loan terms may be required, no material loss of principal will occur.

The following is a summary of loans described above at the dates indicated, in thousands of dollars:

                                        December 31,

                            1998    1997    1996    1995     1994
                            --------------------------------------
Nonaccrual                $ 768   $2,189   $3,505  $4,514   $2,344
Past Due                  1,417    1,011      622     245      555
Restructured                 13      122               58       69

Potential Loan
Problems(1)             $ 8,009   $6,911   $7,334  $5,198   $4,389


(1)Loans in this category represent those which have been periodically delinquent as to the payment of principal and interest and are vulnerable to adverse economic conditions. The collateral position of the Corporation's subsidiaries on these loans mitigates the amount of loss exposure when viewed in their entirety. There were no foreign outstandings or loan concentrations at the dates indicated.



Following is information regarding interest income for the year ended December 31, 1998 for domestic loans which are on a nonaccrual basis or restructured as of December 31, 1998, in thousands of dollars:

          Gross interest income that would have been
          included in income for 1998 if the loans
          had been current in accordance with their
          original terms                                          $114

          Gross interest income included in income on
          these loans for 1998                                    $ 23

Credit Quality Management and the Allowance for Loan Losses

The corporation monitors its credit risk using established formal credit polices and procedures which are monitored and modified on an ongoing basis. The allowance for loan losses is determined using 1) Specific Allocations, 2) General Risk Allocations and 3) a Minimum Allowance Amount. The total of specific and general risk allocations must be equal to or greater than the minimum allowance amount.

Specific Allocations:

     Individual loans are analyzed quarterly to determine an amount which represents the maximum, minimum and most likely amounts of possible loss exposure and to determine any immediate charge-offs. Loans which are analyzed include any commercial and real estate loan which is classified in one or more of the following categories:

          Loans classified by examiners.

          Loans rated below an established departmental rating.

          All loans in claims and judgments.

          Any real estate loan more than three payments past due.

          Any loan on non-accrual.
 .
          Any short term loan delinquent more than 30 days past its maturity.

          Any commercial loan more than two payments past its payment due date.

          Any loan in which the loan officer considers the credit to be a problem.

          Certain other loans as determined by senior loan officers to be a problem.

          Certain classes of loans or concentrations of credits as determined by senior management.

These loans are analyzed on a quarterly basis by the individual loan officers with results reported to the Loan Review Committee.

Other loans reported to the loan review committee include loans that may have some potential for repayment problems but are not immediate collection problems and are placed on the Bank's watch list. Loans are considered impaired when it is probable that the bank will be unable to collect the contractual amount of both principal and interest.

General Risk Allocation:

     Under this category, an analysis is made quarterly based on consideration of the following factors:

     Historical Net Loss Experience:
     An average of the net charge-offs in the Consumer Credit, Commercial and Real Estate loan areas is calculated for five years on a rolling quarterly basis. Recent year loss experiences are more heavily weighted to account for 35% of the loss average, year 2 - 25%, year 3 - 15%, year 4 - 15% and year 5 - 10%.

     Off-Balance Sheet Risk:
     Off-balance sheet risks such as Letters of Credit and commitments outstanding on lines of credit are multiplied by a percentage established by management.

     Volume and Trends in Delinquencies and Non-Accruals:
     In order to account for additional risk associated with delinquent loans and to adjust for recent trends in delinquent loans more than 30 days past due or non-accrual loans not on the problem or watch list are reviewed by management. The net balance of these loans is multiplied by a percentage determined by management, and the resulting amount is added to the allowance.

Minimum Allowance Amount:

     Management has determined that the amount of the allowance should not be less than 1.25% of the total outstanding loan balance. Monthly amounts as determined by senior management will be placed into the allowance in order to maintain this percentage. Should charge-offs be incurred which cause the allowance to fall below this amount, additional accruals will immediately be recorded to maintain this balance.

     A summary of this allowance determination, the list of problem loans and watch loans and their respective allocation of the allowance for loan losses is reported to the loan committee of the Board of Directors on a monthly basis. During this review, should a loan be determined to have some loss, this amount will be charged-off immediately.

     The factors that attribute to the changes in the elements and components of the allowance for loan losses from December 31,1997, to December 31,1998, are as follows:

There have been no changes in lending policy or procedures during the last 12 months which would have an impact on the allowance.

There have been no changes in lending management or staff which would warrant an adjustment level of the allowance for loan loss.

Management believes that in assessing economic and business conditions and developments that we are near the top of the economic cycle. We have allocated a loss percentage based on the outstanding risk associated with the portfolio. The portfolio risk was adjusted with each loan review and quarterly credit management review. The allowance for loss associated with each risk category was adjusted based on economic trends and prevailing business conditions.

Changes in the nature and volume of the portfolio have been moderate over the last year. The level of loan growth does not have an impact on the allowance at this time.

The volume of past due loans has been higher since the acquisition of Maple Park Bancshares, Inc. This has been considered in the allowance calculation and management believes the trend will reverse in time due to the installation of additional management at that institution.

There have been no changes in the loan review system or in the quality of the Board oversight this year.

There is a concentration of credit with real estate developers and agricultural related entities. The real estate and agricultural loans were individually reviewed in the fourth quarter of 1998 and there is no need to adjust the allowance for loan loss as a result of this concentration.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table shows the allocation of the reserve for loan losses by loan category as well as charge-offs and recovery
information for the last five years.   Loan loss experience for
the indicated periods in thousands of dollars is summarized as follows:

                                  Years Ended December 31,

                        1998      1997       1996       1995      1994
                    ---------------------------------------------------
Average loans net
of unearned
income              $543,965   $521,906   $454,708  $434,403   $389,769
excluding loans     ========   ========   ========  ========   ========
held for sale
Allowance for
loan losses:
Balance at
beginning of
period              $  6,923   $  6,968   $  6,686  $  6,370   $  5,110

Charge-offs:
Commercial, financial
and agricultural    $    286   $  1,285   $    615  $  3,299   $  1,701
Real estate-
construction                         81
Real estate-mortgage      10         67        117       134        130
Installment              256        209        169       185        108
                      -------    -------    -------    ------    -------
Total charge-offs        552      1,642        901     3,618      1,939

Recoveries:
Commercial, financial
and agricultural         132        176        362       431        783
Real estate-construction
Real estate-mortgage      45        105                   11        425
Installment               62         60         73        93        209
                      -------    -------    -------    ------    -------
Total recoveries         239        341        435       535      1,417
                      -------    -------    -------    ------    -------
Net (charge-offs)
recoveries              (313)    (1,301)      (466)   (3,083)      (522)

Provision charged
to operating expense   1,213      1,256        748     3,399      1,782
                      -------    -------    -------    ------    -------
Balance at end
of period         $    7,823  $   6,923   $  6,968  $  6,686   $  6,370
                       ======     ======     ======    ======     ======

The amount of additions to the allowance for loan losses charged to operating expense is based on factors such as the nature and volume of the loan portfolio, historical loss experience and changes in economic conditions.

Allowance for loan losses by category:
Commercial, financial
 and agricultural     $ 4,675  $ 4,100  $ 4,100  $ 3,990  $ 3,730
Real estate-
construction              210      185      185      180      160
Real estate-mortgage    1,250    1,060    1,060    1,040    1,000
Installment             1,545    1,430    1,430    1,248    1,275
Unallocated               143      148      193      228      205
                        -----    -----    -----    -----    -----
Total                 $ 7,823  $ 6,923  $ 6,968  $ 6,686  $ 6,370
                        =====    =====    =====    =====    =====
Ratio of net (charge-offs)
recoveries to
average loans
outstanding for
the period               (.06)%   (.25)%   (.10)%   (.71)%   (.13)%
                         =====   =====    =====    =====    =====

Maturities of Certificates of Deposit of $100,000 or more

The following table sets forth the maturity of Time Deposits of $100,000 or more, in thousands of dollars, at the date indicated:

                                      December 31,
                                          1998
                                      ------------
Maturing within 3 months                $33,267
After 3 but within 6 months              13,818
After 6 but within 12 months             12,711
After 12 months                          19,084
                                        -------
Total                                   $78,880
                                        =======

Return on Equity and Assets

The following table presents certain ratios relating to equity and assets:

                             Years Ended December 31,
                            1998       1997      1996
                           -------    -------   ------
Return on total
average assets              1.15%      1.06%     1.01%

Return on average
stockholders' equity       11.69%     11.04%    10.24%
Dividend payout ratio      24.93%     28.34%    30.40%

Average equity to average
assets ratio                9.81%      9.64%     9.85%

Item 2.  Properties

Except for certain teller machine locations, the Corporation's subsidiaries own 17 bank locations. Old Second National Bank leases space for the Trust office in Geneva and Yorkville National Bank leases space for a branch in the Super
Wal-Mart in Plano. Maple Park Mortgage operates its retail division from leased offices in St. Charles, Sycamore, Oswego, Bannockburn and Wheaton. The administrative offices of Maple Park Mortgage are located in St. Charles.

Old Second's main banking office located at 37 South River Street, Aurora, Illinois, has a total of approximately
82,000 square feet. The original five story, 30,000 square foot building was built in 1925, and a two story, 24,000 square foot addition was constructed in 1982. A 28,000 square foot building adjacent to the main bank is used for a ten lane drive-up bank facility and administrative offices. Parking facilities are provided for approximately one hundred cars. Old Second leases to others about 13,700 square feet of building space and utilizes the remainder for its own operations.

Item 3.  Legal Proceedings

In the normal course of business, Old Second Bancorp, Inc. and its subsidiaries are party to several legal proceedings, none of which are expected to have a materially adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 1998.

                            Part II



Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

The Common Stock of the Corporation, has been traded in the over-the-counter market on the NASDAQ National Market
System under the symbol OSBC since November 11, 1993.
Information regarding the number of stockholders and market price for the Corporation's Common Stock for 1998 and 1997 appears on page 27 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Information regarding dividends declared on the Common Stock of the Corporation is described in the Capital and Dividends portion of Management's Discussion on page 5 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.

Information regarding dividend restrictions is described in Note
P on page 21 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form
10-K.


Item 6.  Selected Financial Data

"Selected Consolidated Financial Data" for the five years ended
December 31, 1998 appears on page 9 of the Annual
Report to Stockholders and is incorporated by reference in this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and
Results of Operations" appears on pages 4 through 7 of the Annual Report to Stockholders and is incorporated by reference in this Annual Report on Form
10-K.


Item 7a.  Quantitative and Qualitative Disclosures about Market
Risk

Quantitative and qualitative disclosures on market risk appear in the Management's Discussion and Analysis on pages 6 and 7 of the Annual Report to Shareholders and is incorporated by reference in this Annual Report on Form
10-K. The December 31, 1997 table disclosing the scheduled maturity of the corporation's rate sensitive assets and liabilities is included on page 8 of the 10-K.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements and Related Notes, and the report thereon of Ernst & Young LLP dated
January 22, 1999, appear on pages 10 through 26 of the Annual
Report to Stockholders and are incorporated by reference in this Annual Report on Form 10-K.


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


Item 13. Certain Relationships and Related Transactions

The required information for Certain Relationships and Related
Transactions is shown on page 17 in the Registrant's
Proxy Statement and is incorporated by reference in this Annual
Report on Form 10-K.

                            Part IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.


(a)(1) Financial Statements                    Reference

                                               Form 10-K
     Incorporated by reference in Part        Annual Report
     II, Item 8 of this report:                  (page)

     Consolidated Balance Sheets as of
     December 31, 1998 and 1997                     32

     Consolidated Statements of Income
     for the years ended December 31,
     1998, 1997, and 1996                           33

     Consolidated Statements of Cash Flows
     for the years ended December 31,
     1998, 1997, and 1996                           34

     Consolidated Statements of Changes
     in Stockholders' Equity for the
     years ended December 31, 1998,
     1997, and 1996                                 35

     Notes to Consolidated Financial
     Statements                                     36-47

     Report of Independent Accountants              48

(2) Financial Statement Schedules

     No schedules are included as they are not required.

(3) Exhibits

    The Registrant hereby incorporates
         by reference its By-Laws as filed
         as exhibits to its Registration Statement on Form S-14 (File No.2-75588) which was filed with the Securities and Exchange Commission on January 22, 1982.

    (a)(3) Exhibits (Continued)                      Reference
                                                  Form 10-K
                                                 Annual Report
                                                   (page)


    13.1 Old Second Bancorp, Inc. - 1998 Annual
      Report to Stockholders is furnished for
      the information of the Commission and is
      not deemed to be "filed as a part of this
      10-K," except for portions incorporated
      herein.                                             23-54

    22.1 Subsidiaries of the Registrant                   52

    23.1 Consent of Independent Accountant                53

    27.1 Financial Data Schedule                          54





Other exhibits are omitted because of the absence of conditions under which they are required.

    (b)  Reports on Form 8-K:

      There were no Form 8-K reports filed during the fourth quarter of 1998.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    OLD SECOND BANCORP, INC.
                          (Registrant)


         Date  3/9/99                  By /s/ James Benson


                                       James E. Benson - Chairman of the Board




         Date  3/9/99                  By /s/ William Skogland


                                         William B Skoglund - President, Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

            Date                          SIGNATURE AND TITLE



            3/9/99                          /s/ Walter Alexander

                                             Walter Alexander - Director




             3/9/99                          /s/ James Benson

                                             James E. Benson - Chairman



             3/9/99
                                             /s/ Marvin Fagel

                                             Marvin Fagel - Director




             3/9/99                          /s/ Joanne Hansen

                                             Joanne Hansen - Director




             3/9/99                          /s/ Kenneth Lindgren

                                             Kenneth F. Lindgren - Director




             3/9/99                          /s/ Jesse Maberry

                                             Jesse Maberry - Director




             3/9/99                           /s/ Gary McCarter

                                             Gary McCarter - Director

               Date                             SIGNATURE AND TITLE




               3/9/99                           /s/ Chet McKee

                                                D. Chet McKee - Director




               3/9/99                           /s/ William Meyer

                                                William J. Meyer - Director




               3/9/99                           /s/ Larry Schuster

                                                Larry A. Schuster -  Director




                3/9/99                          /s/ William Skoglund

                                                William B. Skoglund -
                                                President and CEO




                3/9/99                           /s/ Gerald Palmer

                                                Gerald Palmer - Director



                3/9/99                         /s/ George Starmann III

                                                George Starmann III
                                                Executive Vice President and
                                                Secretary

Old Second Bancorp, Inc.
1998 Annual Report

Index
Financial Highlights......................................................1

Letter to Stockholders..................................................2-3

Management's Discussion.................................................4-8

Selected Consolidated Financial Data......................................9

Consolidated Balance Sheets..............................................10

Consolidated Statements of Income........................................11

Consolidated Statements of Cash Flows....................................12

Consolidated Statements of Changes in Stockholders'Equity................13

Notes to Consolidated Financial Statements............................14-25

Report of Independent Accountants........................................26

Corporate Information....................................................27

Consolidating and Consolidated Balance Sheet..........................28-29

Bancorp Highlights:
Board of Directors............................................ .........1-2

Old Second National Bank................................................3-4

Yorkville National Bank.................................................5-6

Burlington Bank.........................................................7-8

Kane County Bank & Trust Company...................................... 9-10

Bank of Sugar Grove...................................................11-12

Maple Park Mortgage...................................................13-14

Bancorp Location Listing..............................................15-16

Financial Highlights

       In thousands, except per share data -
       years ended December 31,


                                            1998                 1997
                                          _______              _______

Total interest income                     68,139               65,178
Net interest income after
provision for loan losses                 34,697               32,871
Net income                                11,049                9,594
Per share:
Net income - basic                          3.62                 3.15
Net income - diluted                        3.61                 3.14
Cash dividends declared                      .90                  .89

At December 31
Assets                                 1,014,292              948,371
Loans, net                               548,722              527,709
Deposits                                 826,331              788,929
Stockholders' equity before accumulated
other comprehensive income                99,103               90,768
per share                                  32.48                29.77
Total stockholders' equity               101,926               92,121
per share                                  33.41                30.21














                             Page 1

Letter To Stockholders


To Our Stockholders:


     The conclusion of 1998 marks
the beginning of a new era for
your company.  Old Second Bancorp
ended the year with total assets
of over $1 billion. As we
approach the Millennium, we do so
as a strongly capitalized,
billion dollar asset organization
with a quality loan portfolio,
strong core deposits, a growing
area within which we operate, and
a flavor for maintaining a
community banking atmosphere.


     We are proud of our records
achieved at Old Second Bancorp
this year. Through the efforts of
our management and staff at the
holding company as well as at our
various banks and mortgage
company, we performed at record
levels in 1998:

  *Total assets were at a record
level of
    $1,014,292,000
  *Total net earnings were
$11,049,000 - a 15.2%
     increase over 1997
  *Total stockholders' equity at
year end was at an
    all time high - $101,926,000

  *Cash dividends declared
increased for the thirty-
      second consecutive year
(cash dividends are
    currently $0.25 per quarter)
  *Return on equity was at 11.7%
  *Return on assets was at 1.15%
  *Basic earnings per share
increased to $3.62
     from $3.15 in 1997
  *Trades of stock as quoted by
NASDAQ were
     at $53.00 per share at year
end


     Our Trust Department had
another exceptional year with
assets under management of
approximately $600,000,000.
Gross and net trust fees were at
record levels. The trust office
at Elburn was consolidated into
the trust office at Geneva during
1998, to improve efficiency and
provide higher quality services
to our customers.

     Continued growth of our
Yorkville National Bank's branch
in Ottawa required us to expand
our physical plant at that
location. A new 6,000 square foot
building is scheduled for
completion in March 1999 at the
same location on Route #71 in
Ottawa. We believe this
investment will be rewarded with
continued strong growth and
profits.

     Maple Park Mortgage, a wholly
owned subsidiary of Old Second
Bancorp, generated significant  net
income. A new office was opened in
Wheaton to add to existing offices
in St. Charles, Sycamore,
Bannockburn and Oswego. We look
forward to continued growth and
additional fee income from this
company.


     We continue to monitor our
costs and efficiencies in all
areas. As of January 1, 1999 in an
attempt to become more efficient,
we consolidated Old Second
Community Bank of North Aurora and
Old Second Community Bank of Aurora
into Old Second  National Bank of
Aurora. These two locations will be
operated as branches and our goal
is to have decision makers at each
location so that they will operate
as they have in the past but with
lower costs.


     Old Second Bancorp has spent a
considerable amount of resources
the past several years to make sure
that Year 2000 potential problems
are properly addressed. All
critical applications are now  Year
2000 compliant and we are in the
process of testing these
applications on an integrated
basis. This testing should be
completed by March 1999. Bancorp
management feels that we have made
excellent progress in this area and
every effort will be made to ensure
that we do not have any operating
difficulties as we enter the next
century.


     Your company is meeting the
financial needs of people
throughout the southern Fox Valley
region with 17 locations, 2 trust
offices and 5 mortgage offices. We
also continue our expansion of
electronic banking by providing
corporate cash management, personal
home computer banking and, of
course, debit and credit cards.
Check imaging was successfully
introduced to our  customers within
the 4th quarter of 1998; the
acceptance of this change has been
most  gratifying. A Bancorp
Internet Website is in the process
of being developed and should be
available in the first quarter of
1999.

     The financial success of our
Bank is the outcome of
professional management of our
assets and liabilities, development
of new business and the careful
nurturing of our existing
customers. Lending and deposit


Page 2
Page 25 of 54



rate structures are managed
carefully to provide fair,
competitive rates to our customers.
Prices on services are continually
monitored in an effort to ensure
that we are competitive and we
receive adequate cost recovery and
profit. Excess funds are prudently
invested in  marketable securities.
      Community involvement of all
of our banks and branches is a
philosophy that has been our policy
for decades. Hundreds of hours of
volunteer time has been provided by
our officers and staff to the
communities in which they are
located. We believe this philosophy
of giving and sharing is of mutual
benefit to the markets that we
serve.
     We are committed to preparing
for a profitable future through
improvement and expansion of our
business. We are ever thankful of
our loyal staff, our customers, our
Board of Directors and to you, our
stockholders.


       Sincerely,

       James Benson

       Chairman

       William B. Skoglund

       President & CEO



























PAGE

Page 3
Page 26 of 54

 Management's Discussion

Management's Discussion & Analysis


The consolidated financial
statements include the accounts of
Old Second Bancorp, Inc. (the
Corporation) and its subsidiaries,
all of which are wholly owned. The
financial statements have been
prepared in conformity with
generally accepted accounting
principles and reporting practices
that are applied in the banking
industry.

During 1998, in an effort to
improve operational efficiencies,
the Board agreed to make the Old
Second Community Bank of Aurora and
the Old Second Community Bank of
North Aurora branches of Old Second
National Bank.  Management plans on
having decision makers at the
Farnsworth and North Aurora
locations and to operate these
offices as in the past. With these
mergers which occurred on January
1, 1999, the Corporation remains a
multi-bank holding company with
seventeen full-service bank
facilities, two trust locations and
five mortgage banking offices.

Performance Summary


Net income of $11.0 million or
$3.62 per share for 1998 increased
$1.5 million or 15.2% from 1997
following a gain of $1.3 million,
15.1%, in 1997 over 1996. For the
year, returns on average assets and
equity were 1.15% and 11.7%
respectively, up from 1.06% and
11.0% in 1997.
Total assets grew $66 million or
7.0% from year end 1997 to slightly
over $1 billion at December 31,
1998.

Results of Operations

 Net interest income

Net interest income for 1998 of
$35.9 million was up $1.8 million
from 1997 following an increase of
$2.2 million in 1997 over 1996. The
increase was primarily due to
higher average interest earning
assets which were up 7.3% in 1998
from 1997 and 9.2% in 1997 from
1996. The tax equivalent net
interest margin defined as tax
equivalent net interest income
divided by average interest earning
assets for 1998, 1997 and 1996
respectively was 4.14%, 4.23% and
4.35%.


Provision for loan losses
The provision for loan losses for
both 1998 and 1997 was
approximately $1.2 million and
$748,000 in 1996. The subsidiaries
realized net loan charge-offs of
$313,000 in 1998 with net charge
offs reported  as $1.3 million and
$466,000 in 1997 and 1996
respectively. As of December 31,
1998, the allowance for loan losses
was $7.8 million or 1.41% of gross
loans and 292% of nonperforming
loans. These amounts and ratios
were $6.9 million, 1.29% and 188%,
respectively, at year end 1997.
Management's quarterly review of
the adequacy of the allowance for
loan losses and the amount of the
provision for loan losses is based
on various factors, such as the
nature and volume of the loan
portfolio, historical loss
experience and changes in economic
conditions.

Non-interest income
Total other income for 1998 of $20.4
million was $6.4 million over 1997
which was substantially the same as
1996. Of the gain in 1998, $6.3
million was related to mortgage
banking activities which included
secondary mortgage fees, mortgage
servicing income and gain on sale of
loans.  Loans sold during 1998 were
approximately $660 million. The
fluctuations in income of  secondary
mortgage fees and gain on sale of
loans correspond to the changing
demands of customers as they take
advantage of refinancing during
periods of declining interest rates.

Trust fees of $4.2 million in 1998
were at record high levels
increasing $237,000 or 6.1% from
1997. Assets under management at
year end 1998 were at record levels
of over $600 million. Trust fees in
1997 of $3.9 million gained 5.6%
from 1996. Service charges on
deposit accounts of $3.1 million
remained relatively unchanged from
1997 which was $227,000 over 1996.

Non-interest expenses
Total other expenses were $39.0,
$33.2 and $33.1 million in 1998,
1997 and 1996 respectively. Total
other expenses as a percent of
average assets were 4.05% in 1998
compared to 3.69% in 1997 and 4.01%
in 1996. The productivity ratio,
defined as net interest income plus
total other income divided by total
other expenses, measures the
effectiveness of the Corporation to
generate  interest and non-interest
income, while controlling costs
necessary to deliver quality
products and services to customers.
The productivity ratios of 144% and
145% in 1998 and 1997 respectively
showed improvement from 138% in
1996.

Salaries and employee benefits
during 1998 of $20.7 million were up
$2.7 million from 1997. Of this
increase, $1.8 million related to
salaries based on the volume of
mortgage banking activities.
Salaries and employee benefits
related to core banking operations
increased 6.6% from 1997.

Net occupancy for 1998 of $2.4
million increased $196,000 from 1997
which was $54,000 lower than 1996.
The increase from 1997 was partially
due to new locations and expansion
activities.

Furniture and equipment costs for
1998 are $4.0 million  compared to
$3.3 million for both 1997 and 1996.
The expenses in 1998 include costs
to implement image processing and
upgrades to the mainframe and
personal computer network for year
2000 processing.

Amortization of intangibles was $2.2
million in 1998 up from $1.1 million
in 1997 and $1.5  million in 1996.
During 1998, a provision of $937,000
was recorded to adjust the valuation
of mortgage servicing rights to
their fair market value.

Income taxes
During 1998, the corporation
provided $5.0 million for federal
and state income taxes resulting in
an effective tax rate of 31.3%. The
effective tax rates in 1997 and 1996
were 29.5% and 30.3% respectively.
Page 4
Page 27 of 54

Management's Discussion - Continued

Financial Condition



At December 31, 1998, total assets
of slightly over $1 billion were
$65.9 million or 7.0% higher than
year end 1997. Gross loans of $556.5
million, excluding loans held for
sale, were up $21.9 million for a
total of 4.1% while deposits of
$826.3 million increased by $37.4
million or 4.7%.

 Investments

Investment securities represented
28.5% of average interest earning
assets during 1998 down from 32.0%
during 1997. At December 31, 1998,
investment securities were up $27.9
million from year end 1997 to $292.4
million. The portfolio has shifted
toward investments in agency
securities which represented 62.2%
of the total at December 31, 1998
compared to 54.6% at year end 1997.

 Loans
Throughout 1998, the Fox Valley area
continued to grow with strong
housing and business development
increasing the demand for
residential and commercial
mortgages. The loan portfolio
generally reflects the profile of
the communities in which the
Corporation operates. The
percentages of construction real
estate and installment loans to
gross loans of 8.3% and 10.3%
respectively in 1998 were relatively
unchanged from 1997. Commercial,
financial and agricultural loans
represented 25.7% of gross loans at
year end 1998, down from 27.4% in
1997. The percentage of real estate
mortgage loans to gross loans
increased to 55.7% at  year end
1998, up from 53.7%. At December 31,
1998, real estate mortgage loans
were $309.9 million, an increase of
$22.7 million or 7.9%.

Sources of funds
The Corporation relies primarily on
customers' deposits, securities sold
under repurchase agreements and
other borrowings along with
stockholders' equity to fund its
earning assets. During  1998, the
mix of interest bearing deposits
shifted to NOW and money market
accounts from certificates of
deposits under $100,000. At December
31, 1998, NOW and money market
accounts  represented 31.2% of total
deposits compared to 25.5% at year
end 1997. Certificates of deposits
less than $100,000 were 32.3% and
37.8% of total deposits for year end
1998 and 1997 respectively.

Securities sold under repurchase
agreements were $32.6 million at
December 31, 1998, an increase of
$9.7 million over 1997. A note
payable of $36.2 million year end
1998 relates to a line of credit
used by Maple Park  Mortgage to fund
residential mortgages held for sale.

Capital and Dividends

 The Corporation continues to
maintain a strong capital position
which supports its current needs and
provides a sound foundation for
future expansion. Total
stockholders' equity of $101.9
million  increased $9.8 million from
1997 and represented

10.0% of total assets at year end
1998. Book value per share increased
10.6% from year end 1997 to $33.41
at December 31, 1998.

Dividends paid during 1998 were
$0.95 per share, an increase of 6.7%
from $0.89 in 1997. The dividend
payout ratios were 24.9% and 28.3%
for 1998 and 1997 respectively. The
regular quarterly dividend per share
was increased 25% to $0.25 in the
third and fourth quarters of 1998.
Bank regulatory authorities
established risk-based capital
guidelines including minimum capital
requirements and are further
discussed in Note Q - Regulatory
Matters. At December 31, 1998, the
minimum total and tier 1 capital
ratios were 8.0% and 4.0%
respectively. The Corporation's
total and tier 1 capital ratios were
15.5% and  14.3% respectively at
year end 1998.

Liquidity

Liquidity is generally defined as
the Corporation's ability to meet
depositor withdrawal requests,
provide for acceptable credit needs
of customers and take advantage of
earnings enhancement  opportunities.
The Corporation has provided for
liquidity needs by holding adequate
balances in money market assets and
maintaining various short-term
borrowing sources combined with
normal growth in core deposits and
maturities of loans and investments.

As of December 31, 1998, federal
funds sold and investment securities
maturing within 30 days were $65.5
million or 6.5% of total  assets.
Additionally, unpledged  investment
securities not maturing within 30
days were $190 million or 18.8% of
total assets.

The parent company's liquidity
provides funds for the payment of
dividends to stockholders and for
other corporate purposes. The cash
requirements of the parent company
have been met by dividends from its
subsidiaries. Management believes
that funds available from
subsidiaries, which are  described
in Note P- Dividend Limitation, are
sufficient to meet future cash
needs.

Interest Rate Risk

 Interest rate sensitive assets and
liabilities are those which have
yields or rates subject to change
within a future time period due to
maturity or changes in market rates.
The Corporation's exposure to
interest rate risk is managed
primarily through the  Corporation's
strategy of selecting types and
terms of interest-earning assets and
interest-bearing liabilities which
generate favorable earnings while
limiting the potential negative
effects of  changes in market rates.

The Corporation monitors rate
sensitive assets and liabilities by
positioning amounts into periods
based upon contractual terms,
historical experience or frequency
of repricing. An asset sensitive
position in a given period will
result in more assets than
liabilities being subject to
repricing; therefore, market rate
changes will be

Page 5

Page 28 of 54


reflected more quickly in asset
rates. If interest rates decline,
such a position will have an adverse
affect on net interest income.
Conversely, in a liability sensitive
position, where liabilities reprice
more quickly than assets in a given
period, a decline in market rates
will benefit net interest income.
Since rate sensitive assets and
liabilities do not  respond in the
same manner to changing markets, the
theory noted herein should not be
used as the sole indicator of how
the Corporation would be affected by
changes in interest rates.

The Corporation has set specific
guidelines to manage its cumulative
gap position. The Corporation can
manage its gap position by
shortening loan maturities, pricing
loans with  variable rates,
purchasing short-term investment
securities or attracting longer term
certificates of deposits. The effect
on earnings and capital would be
considered when making decisions to
manage the gap position. The
following table(opposite page)sets forth the scheduled maturity of the
Corporation's rate sensitive assets
and liabilities at December 31,
1998.

Impact of Year 2000


The Corporation is currently in  the
process of addressing a potential
problem that faces  all users of
automated systems including
information systems. Many computer
systems process transactions based
on two digits representing the year
of transaction, rather than a full
four digits. These computer systems
may not operate properly when the
last two digits become "00", as will
occur on January 1, 2000. The
problem could effect a wide variety
of automated information systems,
such as mainframe applications,
personal computers, communications
and environmental systems.

 The Corporation has identified
areas of operations critical for the
delivery of its products and
services. The majority of the
programs and applications used in
the Corporation's operations are
purchased from outside vendors. The
vendors providing the software are
responsible for maintenance and
modifications of these systems to
enable uninterrupted usage after
December 31, 1999.

The Corporation's plan included
identifying potential problems by
performing an inventory of  all
software applications and obtaining
certification of compliance from
third parties. This phase of the
plan was completed by December 31,
1998. The vendor of the
Corporation's core operating system
has provided certification of
compliance with the year 2000 issue
and testing of the core operating
system was completed during 1998.
Contingency plans and testing of
other affected  applications are
expected to be completed by March
1999. The Corporation's plan also
includes reviewing any  potential
risks associated with the loan and
investment portfolios due to the
year 2000 issue.

 As noted above, the Corporation has
not yet completed all phases of its
plan to address year 2000 issues.
Since certification
and testing of the core operating
system was completed during 1998,
management believes that core
business services can be delivered
without interruption after  December
31, 1999. In the event that core
services cannot be delivered, the
Corporation could be subject to
litigation and the amount of
potential liability cannot be
reasonably estimated.

The Corporation believes that all
costs to address year 2000 issues
were incurred during 1998. These
costs were not considered to be
material. Therefore, unanticipated
future costs should not have a
materially adverse impact on  the
Corporation's financial condition or
results of operations.

Effects of Inflation

Inflation can have a significant
effect on the operating results of
all industries. Management believes
that inflationary factors are not as
critical to the banking industry
relative to other  industries.
Management closely monitors
operating expenses and adjusts the
pricing of services in view of
inflationary increases and market
competition. Inflation significantly
impacts interest rates but it is
difficult to access the timing and
magnitude of changes in response to
inflation indices. Inflation does
impact the value of longer term rate
sensitive assets and liabilities;
consequently, the Corporation limits
its holding of these types of assets
and liabilities.

New Accounting Pronouncements

As of January 1, 1998, the
Corporation adopted Statement of
Financial Accounting Standards
(SFAS) No. 130 "Reporting
Comprehensive Income." SFAS No. 130
establishes new rules for the
reporting and display of
comprehensive income and its
components; however, the adoption of
this Statement had no impact on the
Corporation's net income or
stockholders' equity. SFAS No. 130
requires unrealized gains or losses
on the Corporation's
available-for-sale securities, which
prior to adoption were reported
separately in stockholders' equity,
to be included in other
comprehensive  income. Prior year
financial statements have been
reclassified to conform to the
requirements of SFAS No. 130.

During 1998, the Corporation adoped
SFAS No. 132, "Employers'
Disclosures about  Pensions and
Other Post-retirement Benefits"
which is designed to improve and
standardize disclosures about
pension and other post-retirement
benefits. Adoption did not have a
material effect on the
Corporation's financial position or
results of operations.

In June 1998, the Financial
Accounting Standards Board issued
SFAS No. 133, "Accounting for
Derivative Instruments and Hedging
Activities", which is required to be
adopted in years beginning after
June 15, 1999. Because of the
Corporation's minimal use of
derivatives, management does not
anticipate that the adoption will
have a significant effect on
earnings or the financial position
of the Corporation.

Page 6
Page 29 of 54


              Expected Maturity





               Within    One Year   Two Years   Three Years Four Yrs.  Over
                          to            to           to        to      Five
               One Year  Two Years  Three Years  Four Years  Five Yrs. Years  Total

Interest earning
financial
assets:

Interest bearing
deposits with
banks             475                                                                            475
weighted average
interest rate   4.10%                                                                          4.10%
Federal funds
sold           49,475                                                                         49,475
weighted average
interest rate   4.70%                                                                          4.70%
Investment
securities     49,725      40,207        46,934         33,224       50,196       72,079     292,365
weighted average
interest rate   5.90%      5.85%          6.10%          5.72%        5.66%        5.85%       5.85%
Loans held
for sale       36,686                                                                         36,686
weighted
average
interest rate   6.90%                                                                          6.90%
Commercial loans
  Fixed rate   42,721     11,171        22,568           8,151       8,910         1,989      95,510
weighted average
interest rate   8.52%      8.35%         7.37%           8.10%       7.54%         8.04%       8.04%
Variable rate  90,780      2,233         1,798             943         524           731      97,009
weighted
average
interest rate   8.57%      8.59%         8.11%           9.19%       8.08%         8.57%       8.57%
Real estate loans
Fixed rate     38,537     24,586        25,483          20,334      33,320        14,815     157,075
weighted average
interest rate   8.38%      8.34%         8.17%           8.15%       7.59%          8.14%      8.14%
Variable rate  26,439     17,285        23,825          18,330      21,132          2,774    109,785
weighted average
interest rate   8.27%      7.85%         7.66%           8.00%       7.21%          7.80%      7.80%
Installment loans
Fixed rate     26,487     21,517        10,531           8,933       4,043          2,203     73,714
weighted average
interest rate   8.88%      8.81%         8.65%           8.72%       8.78%          8.77%      8.77%
Variable rate     564                                                                            564
weighted average
interest rate   9.09%                                                                          9.09%
Other loans
Fixed rate      3,329         73                                                      359      3,761
weighted average
interest rate   8.15%     17.98%                                                    5.45%      5.45%
Variable rate  19,127                                                                         19,127
weighted average
interest rate   8.74%                                                                          8.74%
Interest bearing
financial liabilities:
Savings
deposits      172,783                                                            187,538     360,321
weighted average
interest rate   3.21%                                                              1.71%       2.43%
Certificates
of deposit    232,721     78,807       23,584            4,810     6,087              29     346,038
weighted average
interest rate   5.26%      6.14%        5.41%            5.95%     5.56%           5.51%       5.51%
Securities sold under
agreements to
repurchase & short -term
borrowings     37,107                                                                         37,107
weighted average
interest rate   3.37%                                                                          3.37%
Notes payable  36,189                                                                         36,189
weighted average
interest rate   5.88%                                                                          5.88%

Period gap    (94,455)    38,265      107,555           85,105    112,038       (92,617)     155,891
Cumulative gap(94,455)   (56,190)      51,365          136,470    248,508       155,891


                                    Page 7

Selected Consolidated Financial Data
In thousands, except share and per share data)
Old Second Bancorp, Inc. and Subsidiaries



                1998         1997         1996         1995         1994
              ______________________________________________________________
Balance sheet
Items at year-end
Total
assets      $1,014,292     $948,371      $889,844      $847,165     $786,502
Net loans      548,722      527,709       474,946       455,341      403,281
Total
deposits       826,331      788,929       789,969       737,991      696,903
Notes payable   36,189       24,133         1,017        11,407        5,230
Stockholders'
equity before
accumulated
othercomprehensive
income          99,103        90,768       83,896        78,096       71,489
Total stockholders'
equity         101,926        92,121       84,200        79,615       65,679

Results of operations
Net interest
income         $35,910       $34,127       $31,899       $30,917      $29,829
Provision for
loan losses     1,213         1,256          748         3,399       1,782
Net income     11,049         9,594        8,337         8,756       6,445

Per share data
Net income -
    basic       $3.62         $3.15         $2.73        $2.87       $2.11
Net income -
diluted          3.61          3.14          2.73         2.87        2.11
Dividends
declared          .90           .89           .83          .70         .63
Stockholders'
equity before
accumulated other
comprehensive
income           32.48           29.77         27.51       25.61      23.44
Total stockholders'
equity           33.41           30.21         27.61       26.11      21.54

Weighted
average  shares
outstanding      3,049,755      3,049,190     3,049,292   3,049,412     3,049,412
Shares
outstanding
at year-end      3,051,181     3,049,190     3,049,190   3,049,412     3,049,412


       Note: The Selected Consolidated Financial Data for prior years has been restated to reflect the acquisition of Maple Park Bancshares, Inc. on May 13, 1997 which was accounted for as a pooling-of-interests.
    Per share numbers and amounts give retroactive effect to a five-for-four stock split in 1996.
















                                    Page 9

Consolidated Balance Sheets
(In thousands, except share data)
Old Second Bancorp, Inc. and Subsidiaries

                                                 December 31,

Assets                                     1998                1997
                                       ______________________________

Cash and due from banks                  $42,202              $40,625
Interest bearing deposits with banks         475                  350
Federal funds sold                        49,475               46,050
                                       ______________________________
Total cash and cash equivalents           92,152               87,025

Available-for-sale
investment securities                    292,365              264,467
Loans held for sale                       36,686               26,927
Loans                                    556,772              534,980
Less: Allowance for loan losses            7,823                6,923
Unearned income                              227                  348
                                       ______________________________
Loans, net                               548,722              527,709

Premises & equipment, net                 20,950               20,805
Other assets                              23,417               21,438
                                       ______________________________
Total assets                          $1,014,292             $948,371
                                       ==============================
Liabilities
Deposits
Demand                                  $119,972             $114,764
Savings                                  360,321              304,657
Time                                     346,038              369,508
                                       ______________________________
Total deposits                           826,331              788,929

Securities sold under agreements
to repurchase                             32,590               22,926
Other short - term borrowings              4,517                8,097
Notes payable                             36,189               24,133
Other liabilities                         12,739               12,165
                                       ______________________________
Total liabilities                        912,366              856,250
Stockholders equity
Preferred stock, no par value: 300,000 shares
authorized, none issued
Common stock, no par value: shares authorized,
6,000,000 issued & outstanding 1998-3,051,181;
1997-3,049,190                            15,875              15,844
Retained earnings                         83,228              74,924
                                       ______________________________
Stockholders' equity before accumulated other
comprehensive income                      99,103              90,768
Accumulated other comprehensive income     2,823               1,353
                                       ______________________________
Total stockholders' equity               101,926              92,121
                                       ______________________________
Total liabilities &
stockholders' equity                  $1,014,292            $948,371
                                       ==============================

See accompanying notes.
                                   Page 10

Consolidated Statements of Income
(In thousands, except share and per share data)
Old Second Bancorp, Inc. and Subsidiaries


                                               Years ended December 31,
                                          __________________________________
                                            1998        1997        1996
                                          __________________________________
Interest income
Loans                                     $49,519      $46,422      $40,959
Investment securities:
Taxable                                    12,231       13,025       12,723
Exempt from federal income taxes            2,991        3,302        3,755
Federal funds sold                          3,372        2,407        2,227
Interest bearing deposits with banks           26           22           22
                                          __________________________________
Total interest income                      68,139       65,178       59,686
                                          __________________________________
Interest Expense
Savings deposits                            9,076        7,920        7,735
Time deposits                              20,287       21,672       19,512
Other borrowings                            2,866        1,459          540
                                          __________________________________
Total interest expense                     32,229       31,051       27,787
                                          __________________________________
Net interest income                        35,910       34,127       31,899
Provision for loan losses                   1,213        1,256          748
                                          __________________________________
Net interest income after provision for
loan losses                                34,697       32,871       31,151
                                          __________________________________
Other income
Trust fees                                  4,154        3,917        3,710
Service charges on deposit accounts         3,139        3,134        2,907
Secondary mortgage fees                     1,557          926          915
Mortgage servicing income                   1,045          484        1,161
Gain on sale of loans                       9,119        4,035        3,609
Other                                       1,363        1,463        1,658
                                          __________________________________
Total other income                         20,377       13,959       13,960
                                          __________________________________
Other expenses
Salaries and employee benefits             20,657       17,953       17,493
Net occupancy of premises                   2,358        2,162        2,216
Furniture and equipment                     3,970        3,275        3,299
FDIC insurance                                113          179          151
Marketing                                   1,081        1,126        1,119
Stationery and supplies                       930          941        1,022
Amortization of intangibles                 2,167        1,128        1,466
Other                                       7,713        6,454        6,375
                                          __________________________________
Total other expenses                       38,989       33,218       33,141
                                          __________________________________
Income before income taxes                 16,085       13,612       11,970
Income tax expense                          5,036        4,018        3,633
                                          __________________________________
Net income                                $11,049       $9,594       $8,337
                                          ==================================
Net income per share - basic                $3.62        $3.15        $2.73
Net income per share - diluted               3.61         3.14         2.73
Weighted average shares outstanding     3,049,755    3,049,190    3,049,292

See accompanying notes

                                   Page 11
                                Page 33 of 54
PAGE>

Consolidated Statements of Cash Flows  (In thousands)
Old Second Bancorp, Inc. and Subsidiaries


                                           Years ended December 31,

                                         __________________________________
                                           1998         1997         1996
                                         __________________________________
Cash flows from operating activities:
Interest received                        $69,436       $64,620      $60,106
Interest paid                            (32,626)      (31,194)     (27,548)
Paid to suppliers and employees          (34,000)      (26,665)     (26,654)
Trust fees received                        4,154         3,917        3,710
Income taxes paid                         (5,478)       (3,695)      (4,176)
Service charges received on
deposit accounts                           3,139         3,134        2,907
Mortgage loan originations
and purchases                           (660,933)     (279,450)    (346,212)
Mortgage loans sold to secondary market  660,293       262,695      366,325
Other income received                      3,965         2,873        3,734
                                         __________________________________
Net cash (used in) provided by operating
activities                                 7,950        (3,765)      32,192
                                         __________________________________
Cash flows from investing activities:
Net increase in loans                    (22,226)      (54,019)     (42,994)
Purchases of available-for-sale
securities                              (133,290)      (57,078)     (90,193)
Proceeds from sales & maturities
of available-for-sale securities         107,159        80,809       64,972
Net cash & cash equivalents
disbursed for acquisitions                                           (3,505)
Net proceeds on purchases of mortgage
servicing rights                          (4,839)         (530)        (706)
Capital expenditures                      (2,347)       (3,271)      (1,967)
Other, net                                    62          (351)         168
                                         __________________________________
Net cash used in investing activities    (55,481)      (34,440)     (74,225)
                                         __________________________________
Cash flows from financing activities:
Net increase (decrease) in deposits       37,402        (1,040)      51,978
Net increase (decrease) in other
short-term borrowings                      6,084        24,784       (2,900)
Net proceeds (payments) of notes payable  12,056        23,116      (10,390)
Dividends paid                            (2,897)       (2,689)      (2,478)
Stock options exercised                       31
Other, net                                   (18)           52          (91)
                                         __________________________________
Net cash provided by
financing activities                      52,658        44,223       36,119
                                         __________________________________
Net increase (decrease) in cash
and cash equivalents                       5,127         6,018       (5,914)
Cash and cash equivalents at
beginning of year                         87,025        81,007       86,921
                                         __________________________________
Cash and cash equivalents at
end of year                              $92,152       $87,025      $81,007
                                         ==================================
Reconciliation of net income to
net cash provided by
operating activities:
Net income                               $11,049        $9,594       $8,337
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation                               2,202         1,876        1,711
Provision for possible loan losses         1,213         1,256          748
Increase (decrease) in current
taxes payable                                255           606         (177)
Deferred taxes, net                         (697)         (282)        (365)
Net (increase) decrease in
mortgages held for sale                   (9,759)      (20,790)      16,504
(Increase) decrease in
interest receivable                          673        (1,145)         168
Increase (decrease) in interest payable     (396)         (143)         237
Premium amortization & discount
accretion on investment, net                 624           587          252
Amortization of intangible assets          2,167         1,128        1,466
Increase (decrease) in accrued expenses      787         3,476         (187)
(Increase) decrease in prepaid expenses     (168)           73        3,498
Securities gains                                            (1)
                                         __________________________________
Total adjustments                         (3,099)      (13,359)      23,855
                                         __________________________________
Net cash (used in) provided by
operating activities                      $7,950       $(3,765)     $32,192
                                         ==================================

See accompanying notes                          Page 12

Consolidated Statements of Changes in Stockholders' Equity
(In thousands except per share data)
Old Second Bancorp, Inc. and Subsidiaries


                                                      Accumulated
                           Other                      Other
                           Compreh.     Retained      Compreh.       Common
                           Income       Earnings      Income         Stock     Total
                             ____________________________________________________________

Balance at January 1, 1996               $62,252       $1,519       $15,844   $79,615

Net income for 1996          $8,337          8,337                                 8,337
Change in net unrealized gain
during 1996                  (1,215)                     (1,215)                  (1,215)
                             --------
Comprehensive income         $7,122
                             ========
Dividends declared
($.83 per share)                            (2,537)                               (2,537)
                             _____________________________________________________________
Balance at December 31,1996                $68,052         $304       $15,844    $84,200

Net income for 1997           $9,594         9,594                                 9,594
Change in net unrealized
gain during 1997               1,049                      1,049                    1,049
                             ---------
Comprehensive income          $10,643
                             =========
Dividends declared
($.89 per share)                            (2,722)                               (2,722)
                             _____________________________________________________________
Balance at December 31,1997                $74,924       $1,353       $15,844    $92,121

Net income for 1998           $11,049       11,049                                11,049
Change in net unrealized gain
during 1998                     1,470                     1,470                    1,470
                             ---------
Comprehensive income          $12,519
                             =========
Dividends declared
($.90 per share)                            (2,745)                               (2,745)
Stock options exercised                                                    31         31
                             _____________________________________________________________
Balance at December 31,1998                $83,228       $2,823       $15,875   $101,926
                                           ===============================================

See accompanying notes.

The change in net unrealized gain reported above is net of taxes of $932,000, $665,000 and $770,000 for 1998, 1997 and 1996 respectively.



                                   Page 13
                                Page 35 of 54

Notes to Consolidated Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Note A - Summary of significant accounting policies
The accounting and reporting policies of Old Second Bancorp, Inc.
(the Corporation) and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation. The following is a description of the more significant of these policies:

Consolidation
The consolidated financial statements include the accounts of Old
Second Bancorp, Inc. and its wholly-owned subsidiaries: The Old Second National Bank of Aurora, The Old
Second Community Bank of North Aurora, The Old
Second Community Bank of Aurora, Yorkville National Bank,
Burlington Bank, Kane County Bank and Trust, Bank of
Sugar Grove and Maple Park Mortgage Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Corporation is a multi-bank holding company, principally engaged in the business of attracting deposits and investing these funds, together with borrowings and other funds, to primarily originate commercial, real estate and consumer loans, and purchase investment securities. In addition to the bank subsidiaries, the Corporation has a mortgage banking subsidiary principally engaged in the business of originating, purchasing, selling and servicing residential mortgage loans. The Corporation conducts its activities from a network of offices in Kane, Kendall, DeKalb, DuPage, Lake and LaSalle counties.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires
Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities
The Corporation and its subsidiaries generally purchase securities for investing purposes. Investment securities are classified in three categories and accounted for as follows:
(1) held-to-maturity - reported at amortized cost; (2) trading securities - reported at fair value with unrealized gains and losses included in current earnings; and (3) available-for-sale securities - reported at fair value with unrealized gains and losses excluded from current earnings and included in accumulated other comprehensive income which is reported as a separate component of stockholders' equity. Realized gains and losses on the sale of investment securities are recognized at the time of the transaction and are determined by the specific identification method.

Loans held for sale
The Corporation's mortgage subsidiary originates residential real estate mortgage loans which are sold in the secondary market, including loans secured under programs with the
Federal Home Loan   Mortgage Corporation
("FHLMC") and the Federal National Mortgage Association ("FNMA"). Mortgage loans held for sale may be hedged with forward sales commitments in order to minimize interest rate market exposure by contracting for the sale of loans in the future at specific prices. Gains and losses from hedging transactions on residential real estate mortgage loans held for sale are included in the cost of the loans in determining the gain or loss when the loans are sold.
Residential real estate mortgage loans held for sale are carried at the lower of aggregate cost or fair value.

Loans
Interest on installment loans made on a discounted basis is generally recognized as income using the interest method. Interest on all other loans is recorded as earned. It is management's policy to discontinue the accrual of interest income on any loan when there is reasonable doubt as to the timely collectibility of interest or principal.

Allowance for possible loan losses
The allowance for loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries, and is available for losses incurred on loans. The provision for loan losses is computed based on management's judgment as to the adequacy of the allowance for possible loan losses after considering such factors as the volume and character of the portfolio, general economic conditions and past loan loss experience. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the future cash flows, discounted at the loan's original effective rate. However, as a practical expedient, management measures impairment based on the fair value of the underlying collateral.

Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over estimated useful lives of ten to forty years for premises and five to ten years for furniture and equipment principally by the use of accelerated depreciation methods. Expenditures for maintenance and repair are expensed as incurred and expenditures for major renovations are capitalized. The cost of property retired or otherwise disposed of is applied against the related accumulated depreciation to the extent thereof, and any gain or loss on disposition is recognized at the time of disposal.

Real estate owned
Real estate owned is initially recorded at the lower of net book value or fair value, less estimated costs to sell. The excess of net book value over fair value at the foreclosure date is charged to the allowance for loan losses. Subsequent to foreclosure, any gain or loss on disposition is recognized at the time of disposal.

Trust department revenue
Trust Department income is recorded principally on a cash basis, which does not result in a material difference from the accrual basis.

Retirement plan costs
The Corporation uses the "projected unit credit" actuarial method for financial reporting purposes and the entry age cost method for the funding of the qualified plan.

Long-term incentive plan
The Corporation accounts for its Long-Term Plan in accordance with APB Opinion No. 25, "Accounting for Stock
Issued to Employees". Under APB Opinion No. 25, as the exercise price of the Corporation's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The amount of compensation expense which would have been recorded by the Corporation had it followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", would not have a material effect on net income per share.

Income taxes
The Corporation provides for deferred tax assets and liabilities which represent differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Deferred taxes arise because certain transactions affect the determination of taxable income for tax return purposes. Current tax expense is provided based upon the actual tax liability incurred for tax return purposes.

Earnings per share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's potential common shares represent shares issuable under its stock option plan. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Excess purchase price over fair value of net assets acquired
The excess purchase price paid over the fair value of net assets acquired is included in other assets and is amortized into other expenses on a straight-line basis over fifteen years. This amount is periodically assessed to determine if impairment exists.

Financial servicing assets
The Corporation recognizes as separate assets the rights to service mortgage loans for others. For purposes of measuring impairment, the Company stratifies the pools of assets underlying the servicing assets by product type and interest rate. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates. A valuation allowance is recorded where the fair value is below the carrying amount of specific stratifications, even though the overall fair value of the servicing assets exceeds amortized cost.

Segments reporting
Effective January 1, 1998, the Corporation adopted the Financial Accounting Standards Board's (SFAS) No. 131,
"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded FASB Statement No.
14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial
reports. SFAS   No. 131 also establishes standards for related
disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. The Corporation has determined that it has one reportable segment - commercial banking. As such, additional segment information is not required to be disclosed. The Corporation offers the following products and services to external customers: deposits, loans, and trust services. Revenues for each of these products and services are disclosed in the Consolidated Statements of Income.

Note B - Acquisition
On May 13, 1997 the Corporation issuued 111,706 shares of common stock to acquire 100% of the outstanding common stock of Maple Park Bancshares, Inc. (Maple Park). The acquisition of Maple Park was accounted for as a pooling-of-interests; accordingly, all financial information for prior periods has been restated to include the accounts and results of operations of Maple Park.
Operating results for the Corporation and Maple Park prior to combination were as follows (in thousands):

                                 For the period ended
                                    May 12, 1997

                          Old Second         Maple
                          Bancorp,Inc.       Park         Combined
                        ___________________________________________

Net interest income        $10,910            $636         $11,546

Net income (loss)            4,244            (418)          3,826

On December 27, 1996, the Yorkville National Bank, a wholly-owned subsidiary of the  Corporation, purchased
deposits of $28,489,000 from First of America - Ottawa branch
(Ottawa)   for a premium of $3,505,000. The
acquisition included the purchase of certain loans and bank premises of Ottawa. The premium on deposits is amortized on a straight-line basis over a 10 year period.


Note C - Cash and due from banks
The subsidiaries maintain compensating cash balances under informal arrangements with their respective correspondents for services received. In addition, The Old Second
National Bank of  Aurora (Old Second) and
Yorkville National Bank (Yorkville) are required to maintain certain average reserve balances with the Federal
Reserve Bank. During 1998, average reserve balances with the Federal Reserve Bank were $7,041,000 and $951,000 for
Old Second and Yorkville,respectively.


                                  Page 15
                               Page 37 of 54

Note D - Investment securities
The amortized cost and estimated market values of investment securities at December 31, 1998 are as follows:

                                        Gross       Gross
                           Amortized   Unrealized   Unrealized   Market
                              Cost        Gains       Losses      Value
                          ______________________________________________
U.S. Treasury               $9,552         $190                  $9,742

U.S. Government agencies   179,844        2,341       $270      181,915

State & political
subdivisions                64,671        2,400         27       67,044
Mortgage - backed
obligations                 31,233          135        156       31,212
Other                        2,452                                2,452
                         _______________________________________________

                         $287,752       $5,066       $453     $292,365
                         ===============================================

The amortized cost and estimated market values of investment securities at December 31, 1997 are as follows:

                                          Gross       Gross
                          Amortized    Unrealized   Unrealized     Market
                              Cost        Gains       Losses        Value
                        ___________________________________________________
U.S. Treasury               $15,747          $64          $5      $15,806
U.S.Government agencies     144,031        1,031         751      144,311
State & political
subdivisions                 75,398        1,870          68       77,200
Mortgage - backed
obligations                  25,336          120          49       25,407
Other                         1,743                                 1,743
                        ___________________________________________________
                           $262,255       $3,085        $873     $264,467
                        ===================================================

The contractual maturities of investment securities at amortized cost and estimated market value at December 31, 1998 are as follows:


                  Within one      One to       Five to       Over
                    Year         Five Years    Ten Years     Ten Years   Total
                _______________________________________________________________

AMORTIZED COST
U.S. Treasury      $3,010         $6,542                                   $9,552
U.S.Government
agencies           36,573         124,954        $15,004        $3,313    179,844
State & political
subdivisions        7,038          28,036         20,064         9,533     64,671
Other                                   2                        2,450      2,452
                __________________________________________________________
                  $46,621        $159,534        $35,068       $15,296
Mortgage - backed
obligations                                                                 31,233
                                                                          ________
                                                                          $287,752
                                                                          ========




                       Within one    One to      Five to      Over
                         Year       Five Years  Ten Years    Ten Years   Total
                     _________________________________________________________
MARKET VALUE
U.S. Treasury             $3,031     $6,711                               $9,742
U.S. Government
agencies                  36,741    126,656       $15,165     $3,353     181,915
State & political
subdivisions               7,137     29,032        20,985      9,890      67,044
Other                                     2                    2,450       2,452
                     ___________________________________________________
                         $46,909   $162,401       $36,150    $15,693
                     ===================================================
Mortgage - backed
obligations                                                               31,212
                                                                        _________
                                                                        $292,365
                                                                        =========



At December 31, 1998 and 1997, securities with an approximate aggregate amortized cost of $88.1 million and $82.2 million respectively, were pledged as collateral for public and trust deposits and for other purposes as required or permitted by law.

Note E - Loans
The composition of loans outstanding by lending classifications is as follows:

                               December 31,
                            _______________________

                              1998        1997
                            _______________________

Commercial, financial &
agricultural               $143,047        $146,591
Real estate - construction   46,361          43,095
Real estate - mortgage      309,893         287,167
Installment                  57,471          58,127
                            _______________________
                           $556,772        $534,980
                            =======================

In the normal course of business, the subsidiary banks extend credit to executive officers and directors, associates of such persons and entities in which these persons have significant interests. The following is an analysis of these loans which aggregated at least $60,000 per related party:


                           Years ended December 31,
                           _______________________
                             1998          1997
                           _______________________

Balance, beginning
of the year                 $17,343        $16,125
New loans                    41,833         49,868
Repayments                  (40,480)       (49,430)
Other changes                  (699)           780
                            ______________________
Balance, end of year        $17,997        $17,343
                            ======================

The subsidiary banks made commercial, agricultural, real estate and consumer loans to customers in their market area. There are no significant concentrations of loans where customers' ability to honor loan terms are dependant upon a single economic sector.

Note F - Allowance for loan losses
A summary of the activity in the allowance is as follows:

                             Years ended December 31,
                            __________________________
                             1998       1997     1996

Balance, beginning of year   $6,923    $6,968    $6,686
Recoveries                      239       341       435
Provisions for loan losses    1,213     1,256       748
Charge - offs                  (552)   (1,642)     (901)
                            __________________________
Balance, end of year         $7,823    $6,923    $6,968
                            ==========================

Note G - Premises and equipment
The cost, accumulated depreciation and amortization, and net book value of premises and furniture and equipment are summarized below:

                                  December 31, 1998
                        ____________________________________
                                  Accumulated    Net
                                 Depreciation&   Book
                          Cost    Amortization   Value
                        ____________________________________

Land                     $4,899                     $4,899
Buildings and
improvements             21,605      $9,134         12,471
Furniture and
equipment                14,588      11,008          3,580
                        ___________________________________
                        $41,092     $20,142        $20,950
                        ===================================


                                  Page 17
                               Page 39 of 54


                   December 31, 1997



                                              Accumulated               Net
                                              Depreciation &           Book
                                   Cost       Amortization            Value


Land                                $4,568                           $4,568
Buildings and improvements          21,210       $8,548              12,662
Furniture and equipment             13,941       10,366               3,575
                                    ----------------------------------------
                                    $39,719      $18,914            $20,805
                                    ========================================

Note H - Mortgage servicing rights
The changes in the Corporation's servicing assets are as follows:


                                            Years ended December 31,


                                               1998           1997
Balance, beginning of year                   $2,543          $2,403
Additions                                     4,839             530
Less: amortization                             (433)           (390)
                                             ------------------------
Balance, end of year                          $6,949          $2,543
                                             ========================

The changes in the Corporation's valuation allowance for servicing asset are as follows:

                                           Years ended December 31,


                                           1998       1997         1996
Balance, beginning of year                  $252      $252         $171
Provisions for impairment                    937                     81
                                          ------------------------------
Balance, end of year                      $1,189       $252        $252
                                          ==============================

Note I - Interest Bearing Deposits
A summary of interest-bearing deposit balances is as follows:

                                                December 31,


                                                1998           1997

Savings                                       $102,428        $103,205
NOW and money market                           257,893         201,452
Certificates of deposit
less than $100,000                             267,158         298,575
Certificates of deposit
over $100,000                                   78,880          70,933
                                               ------------------------
                                               $706,359        $674,165
                                               ========================

Certificates of deposit at December 31, 1998 with remaining terms exceeding one year are scheduled to mature as follows:

2000               $78,807
2001                23,584
2002                 4,810
2003                 6,087
Thereafter              29
                    -------
                  $113,317

 Note J - Notes payable
At December 31, 1998 and 1997 respectively, $36.2 million and
$24.1 million were outstanding for a line of credit extended to Maple Park Mortgage for the funding of loans held for sale. There is $50 million available through this line of credit which is due on March 26, 1999.
Interest payments are due on a monthly basis at a rate of 1% over the previous month average Federal Funds rate. The note is unsecured and repayment is guaranteed by the Corporation.

Note K - Income taxes
A summary of the provision for income taxes is as follows:

                                Years ended December 31,
                                 1998          1997             1996
Currently payable,
principally federal              $5,733        $4,300          $3,998
Deferred                           (697)         (282)           (365)
                                   -----------------------------------
                                 $5,036         $4,018         $3,633

Temporary differences between the tax bases of assets and liabilities and their financial reporting amounts give rise to deferred tax assets and liabilities. The Corporation has the following temporary differences with their approximate tax effects resulting in a net deferred tax assets.

                                 December 31, 1998      December 31, 1997
                                 Temporary     Tax      Temporary     Tax
                                 Difference    Effect   Difference    Effec
Loan loss
allowance                          $7,060     $2,400       $6,426     $2,185
Pension                               847        288          649        221
Other assets                        1,184        403        2,186        743
                                 --------------------------------------------

Total deferred assets                9,091     3,091        9,261      3,149

Accumulated depreciation            (1,903)     (647)     (2,602)       (884)
Accretion on investment securities    (545)     (185)       (933)       (317)
Other liabilities                       (2)               (1,135)       (386)
                                ----------------------------------------------
Total deferred liabilities          (2,450)     (832)     (4,670)     (1,587)
                                ----------------------------------------------
                                     6,641      2,259      4,591        1,562
Tax effect of net
unrealized gain on investments      (4,613)    (1,790)    (2,212)        (859)
                                 ---------------------------------------------
Net deferred tax asset              $2,028       $469     $2,379         $703
                                 =============================================

The principal items affecting the deferred income tax component of the provision for income taxes are as follows:




                                     Years ended December 31,

                                    1998           1997         1996

Loan losses provision               ($215)         ($60)        ($263)
Accelerated depreciation             (237)           11            (6)
Pension expense                       (67)           (9)          (35)
Net of premiums and
discounts on investment securities   (132)          (244)         (69)
Other, net                            (46)            20            8
                                    ----------------------------------
                                    ($697)         ($282)       ($365)
                                   ===================================


A reconciliation of the expected provision for income taxes at the statutory Federal income tax rate of 34% and the actual tax provision is as follows:




                                        Years ended December 31,
                              1998                 1997                1996
                             Amount      %         Amount      %      Amount      %


Expected total provision at
statutory rate               $5,469     34.0%     $4,628     34.0%    $4,070     34.0%
Decrease resulting from tax
exempt income                 (1,019)   (6.3)     (1,104)    (8.1)    (1,226)    10.2%
Increase resulting from
goodwill amortization            150      .9         150      1.1        215      1.8%
State taxes                      421     2.6         183      1.3        376      3.1
      Other, net                  15      .1         161      1.2        198      1.6
                             ---------------------------------------------------------
                              $5,036    31.3%       $4,018   29.5%    $3,633     30.3%
                             =========================================================

Note L - Retirement plans
The Corporation has a noncontributory defined benefit retirement plan covering substantially all of its banking subsidiaries' full-time and regular part-time employees. Generally, benefits are based on years of service and compensation, as defined. Certain employees participating in the defined benefit plan are also covered by an unfunded supplemental retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.
The following table sets forth the consolidated plans' status and amounts recognized in the
Corporation's Consolidated Balance Sheets:

                                            Years ended December 31,

                                              1998                 1997


Change in projected benefit
obligation during the fiscal year
Projected benefit obligation, beginning
of year                                      $7,753               $6,734
Service cost                                    510                  428
Interest cost                                   511                  481
Actuarial loss                                  443                  429
Benefits paid                                (1,317)                (319)
                                             ----------------------------
Projected benefit obligation, end of year    $7,900               $7,753
                                             ============================
Change in plan assets during the fiscal year
Plan assets at fair value, beginning of year $7,648               $6,770
Actual return on plan assets                    866                1,077
Company contributions                           562                  120
Benefits paid                                (1,317)                (319)
                                             ----------------------------
Plan assets at fair value, end of year       $7,759               $7,648
                                             =============================
Reconciliation of prepaid (accrued)
and total amount recognized
Funded status of the plan                     $(140)                $(105)
Unrecognized net gain                          (514)                 (653)
Unrecognized prior service cost                 239                   252
Unrecognized net transition asset              (430)                 (516)
                                             -----------------------------
Accrued pension cost                          $(845)              $(1,022)
                                             =============================



                                            Years ended December 31,


                                         1998          1997            1996

Total cost for fiscal year
Service cost                             $510           $428            $399
Interest cost                             511            481             444
Expected return on plan assets           (573)          (516)           (510)
Amortization of:
     Unrecognized net gain                                                 2
     Unrecognized prior service cost        23            22              16
     Unrecognized net asset                (86)          (86)            (86)
                                          -----------------------------------
Net periodic pension cost                 $385            $329           $265
                                          ===================================

Amounts applicable to the Corporation's supplemental retirement plan are as follows:

                                     December 31,
                                     1998       1997
Projected benefit obligation         $263        $247
Accumulated benefit obligation        237         222

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 6.50% at December 31, 1998, 6.75% at December 31, 1997 and 7.00% at December
31, 1996. The expected long-term rate of return on assets was 8.00% and the assumed rate of increase in future compensation levels was 4.50% for each of the three years.

The subsidiaries of the Corporation have contributory and non-contributory Profit Sharing Plans covering substantially all of their respective full-time and regular part-time employees. The amounts expensed with respect to these Profit Sharing Plans were $737,000 in 1998 and $644,000 in both 1997
and 1996.

Note M - Earnings per share
The following table sets forth the computation of basic and diluted earnings per share (share and per share data not in thousands):


                                   Years ended December 31,
                                  1998          1997            1996


Numerator for basic & diluted
earnings per share-netincome     $11,049        $9,594        $8,337
                                 ------------------------------------
Denominator for basic earnings
 per share-
 weighted average shares
 outstanding                    3,049,755      3,049,190     3,049,292


Effect of dilutive securities
 - employee stock options           7,233          4,339         3,527
                                 -------------------------------------

Denominator for diluted earnings
 per share - adjusted weighted
 average shares outstanding      3,056,988      3,053,529     3,052,819
                                ========================================
Earnings per share - basic           $3.62          $3.15         $2.73
Earnings per share - diluted          3.61           3.14          2.73

Note N - Long term incentive plan
The Corporation has a Long-Term Incentive Plan under which stock options and stock appreciation rights may be granted to employees at the discretion of the Board of Directors. The exercise price of stock options granted is equal to the market price of the underlying stock on the grant date. No stock appreciation rights have been granted to date. A summary of the Corporation's stock option activity and related information is as follows:



                                    Years ended December 31,


                                  1998           1997                  1996
                                 Weighted             Weighted            Weighted
                                  average              average             average
                        Shares  share price  Shares  share price  Shares  share price


Beginning of period      41,900  $44.543    27,850     $36.493     17,750  $34.000
Granted                  11,500   52.000    14,050      60.500     10,100   40.875
Exercised                (4,116)  34.334
                        ----------------------------------------------------------
End of period            49,284   47.136    41,900      44.543     27,850   36.493
                        ==========================================================
Options exercisable      25,050  $40.747    15,201     $35.523      5,916  $34.000

Note O - Commitments and contingencies
In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. Commitments and contingent liabilities include financial instruments which involve, to varying degrees, elements of credit, interest rate and liquidity risk. In the opinion of management, these do not represent unusual risks for the Corporation's subsidiaries and management does not anticipate any significant losses as a result of these transactions. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Standby letters of credit outstanding at December 31, 1998 are approximately $8.1 million. Firm commitments by the Corporation's subsidiaries to fund loans in the future are approximately $257 million as of December 31, 1998. At year end, the Corporation had commitments to sell loans of $33 million. There are various other outstanding commitments and contingent liabilities arising in the normal course of business. Disposition of these, in the opinion of management, will not have a material effect upon financial position.

Note P - Dividend limitation
Under certain banking regulations, regulatory approval is required before dividends declared by the Corporation's subsidiary Banks can exceed defined limits. At December 31, 1998, $14.2 million of retained earnings of subsidiary
Banks are free of such regulatory limitations. There are no such restrictions regarding the Corporation. As a practical matter, dividend payments are restricted to lesser amounts as a result of the maintenance of prudent capital levels.

Note Q - Regulatory matters
The subsidiaries of the Corporation are subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiaries of the Corporation must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation's subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, and the tier 1 capital to average assets (as defined in the regulations). Risk-weighted assets are determined by weighting assets and off-balance sheet exposures according to their designated relative credit risks. Tier 1 capital includes certain classes of preferred stock and equity capital, net of certain adjustments for intangible assets and investments in non-consolidated subsidiaries. Total capital consists of tier 1 capital plus subordinated debt, some types of preferred stock and an adjustment for allowance for loan losses. Management believes, as of December 31, 1998, the Corporation's subsidiaries meet all capital adequacy requirements to which they are subject.





The total and Tier 1 capital amounts and ratios on a consolidated basis and for Old Second, a significant subsidiary of the Corporation, are set forth in the table below. Included are the minimum ratios as defined by regulatory agencies to maintain minimum Capital Adequacy and to be Well
Capitalized Under Prompt Corrective Action Provisions and the actual amounts on a consolidated basis and for Old Second that satisfy such minimums.

                                                                        To Be Well
                                                                      Capitalized Under
                                  Actual           For Capital        Prompt Corrective
                                                 Adequacy Purposes:   Action Provisions:

CONSOLIDATED:               Amount      Ratio    Amount       Ratio   Amount    Ratio
As of December 31,1998
Total capital to risk
weighted assets            $100,639     15.5%   $52,098        8.0%  $65,122    10.0%
Tier 1 capital to risk
weighted assets              92,815     14.3     26,049        4.0    39,073     6.0
Tier 1 capital to average
assets                       92,815      9.2     40,572        4.0    50,715     5.0


As of December 31,1997
Total capital to risk
weighted assets              90,378     14.8     48,877        8.0    61,096    10.0
Tier 1 capital to risk
weighted assets              83,454     13.7     24,438        4.0    36,658     6.0
Tier 1 capital to average
assets                       83,454      8.8     37,878        4.0    47,347     5.0


OLD SECOND:
As of December 31,1998
Total capital to risk
weighted assets              50,137     13.4     29,848        8.0    37,310    10.0
Tier 1 capital to risk
weighted assets              45,709     12.2     14,924        4.0    22,386     6.0
Tier 1 capital to average
assets                       45,709      8.2     22,368        4.0    27,960     5.0


As of December 31,1997
Total capital to risk
weighted assets              50,202     13.7     29,271        8.0    36,589    10.0
Tier 1 capital to risk
weighted assets              46,520     12.7     14,636        4.0    21,953     6.0
Tier 1 capital to average
assets                       46,520      8.7     21,461        4.0    26,826     5.0

Note R - Fair value of financial instruments
Statements of Financial Accounting Standard Number 107,
"Disclosure About Fair Value Of Financial
Instruments" requires that the Corporation disclose estimates, methods, and assumptions used in determination of the fair values of the Corporation's financial instruments, as set forth below.


Cash and cash equivalents, securities sold under agreement to repurchase and other short-term borrowings
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities
For investment securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, commercial real estate, residential mortgage, credit card, and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms. Cash flows are discounted using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows at rates currently offered for deposits of similar remaining maturities.

Notes payable
Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.



The carrying amount and estimated fair value of the Corporation's financial instruments are as follows:


                                 December 31, 1998       December 31, 1997
                               Carrying       Fair     Carrying       Fair
                               Amount         Value    Amount         Value

Financial Assets:
Cash & cash equivalents         $92,152      $92,152     $87,025    $87,025
Available-for-sale securities   292,365      292,365     264,467    264,467
Loans held for sale              36,686       36,686      26,927     26,927
Loans, net                      548,722      557,755     527,709    533,103
                               --------------------------------------------
Total financial assets         $969,925     $978,958    $906,128   $911,522
                               ============================================

Financial liabilities:
Deposits                       $826,331     $834,104    $788,929   $798,152
Securities sold under agreements to
repurchase                       32,590       32,590      22,926     22,926
Other short-term borrowings       4,517        4,517       8,097      8,097
Note payable                     36,189       36,189      24,133     24,133
                               --------------------------------------------
Total financial liabilities    $899,627     $907,400    $844,085   $853,308
                               ============================================

Unrecognized financial instruments:
Commitments to extend credit                     $26                    $18
Standby letters of credit                        (81)                  (113)
                                                ----------------------------
Total unrecognized financial
instruments                                     $(55)                  $(95)
                                                ============================

Note S - Summary of quarterly financial information (unaudited)
The following unaudited quarterly financial information, in the opinion of Management, fairly presents the results of operations for such periods.

                                1998 Quarter                1997 Quarter
                     4th    3rd     2nd     1st      4th    3rd     2nd    1st

Interest income    $17,179 $17,329 $16,981 $16,650  $17,333 $16,764 $15,598 $15,483
Interest expense     8,000   8,163   7,956   8,110    8,285   8,174   7,394   7,198
Net interest income  9,179   9,166   9,025   8,540    9,048   8,590   8,204   8,285
Provision for possible
loan losses            206     307     346     354      355     356     350     195
Income before
income taxes         4,195    4,172  4,020   3,698    4,417   3,604   2,320   3,271
Net income           2,983    2,802  2,730   2,534    3,325   2,500   1,495   2,274
Net income per
share - basic          .98      .91    .90     .83     1.09     .82     .49     .75
Net income per share
- diluted              .98      .91    .89     .83     1.08     .82     .49     .75




Note T - Condensed financial information of the corporation only
Following is condensed financial information of the Corporation only, for the respective dates and time periods shown:

Condensed balance sheets

                                      December 31,

                                    1998            1997
Assets
Cash on deposit with bank
subsidiaries                         $2,365         $1,198
Investment in wholly-owned
subsidiaries                         95,585         89,799
Available-for-sale securities           590          2,087
Other assets                          4,795            116
                                   -----------------------
Total assets                       $103,335        $93,200
                                   =======================

Liabilities & stockholders' equity
Other liabilities                    $1,409         $1,079
Stockholders' equity                101,926         92,121
                                   -----------------------
Total liability &
stockholders' equity               $103,335        $93,200
                                   =======================


Condensed statements of income

                                          Years ended December 31,
                                       1998          1997         1996
Income
Dividend income from subsidiaries     $4,744         $3,915      $4,015
Interest income                          149            161         122
                                     -----------------------------------
Total income                           4,893          4,076       4,137

Expenses
Other expenses                         1,007             952        903
                                      ----------------------------------
Total expenses                         1,007             952        903
Income before income taxes & equity
in undistributed net income
of subsidiaries                         3,886          3,124      3,234
Income tax benefit                      (185)           (192)       (83
)                                      ---------------------------------
Income before equity in
undistributed net income of
subsidiaries                            4,071           3,316      3,317
Equity in undistributed net
income of subsidiaries                  6,978           6,278      5,020
                                     ------------------------------------
Net income                            $11,049          $9,594     $8,337
                                     =====================================

Condensed statements of cash flows


                                      Years ended December 31,
                                       1998      1997          1996
Cash flows from operating activities:
Dividend received from subsidiaries    $4,744    $3,915      $4,015
Interest received                         121       187         130
Income tax payments
received from subsidiaries              6,009     4,286       4,445
Income taxes paid                      (5,478)   (4,198)     (4,430)
Paid to suppliers                        (363)     (507)       (257)
                                       -----------------------------
Net cash provided by operating
activities                              5,033     3,683       3,903
                                       ------------------------------
Cash flows from investing activities:
Purchase of available-for-sale
securities                                         (500)      (2,029)
Proceeds from sales & maturities of
available-for-sale securities           1,500      1,200       1,050
Investment in subsidiary               (2,500)    (2,574)
Other, net                                                        36
                                      -------------------------------
Net cash used in investment
activities                             (1,000)    (1,874)       (943)
                                      --------------------------------
Cash flows from financing
activities:
Dividends paid                         (2,897)    (2,689)      (2,478)
Stock options exercised                    31
                                       -------------------------------
Net cash used in financing activities  (2,866)     (2,689)     (2,478)
                                       -------------------------------
Net increase (decrease) in cash & cash
equivalents                             1,167        (880)        482
Cash & cash equivalents at
beginning of year                       1,198        2,078      1,596
                                      --------------------------------
Cash & cash equivalents at
end of year                            $2,365       $1,198      $2,078
                                      =================================
Reconciliation of net
income to net cash provided
by operating activities:
Net income                             $11,049      $9,594       $8,337
Adjustments to reconcile net
income to net cash provided
by operating activities:
Equity in undistributed net
income ofsubsidiaries                   (6,978)     (6,278)       (5,020)
Goodwill amortization                      441         441           633
Increase (decrease) in taxes payable       344         (69)          (68)
(Increase) decrease in interest
receivable                                 (11)         16           (11)
Other, net                                 188         (21)           32
                                         ----------------------------------
Total adjustments                       (6,016)     (5,911)       (4,434)
                                         ----------------------------------

Net cash provided by operating
activities                              $5,033       $3,683        $3,903
                                        ====================================

                             Report of Independent Accountants




Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Phone:     312  879 2000



                     Report of Independent Accountants


Stockholders and Board of Directors
Old Second Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Second Bancorp, Inc.
and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




               /s/  Ernst & Young LLP


January 22, 1999


Ernst & Young LLP is a member of Ernst & Young
International, Ltd


                                  Page 26
                               Page 48 of 54

Corporate Information

Old Second Bancorp, Inc. and Subsidiaries
10K report
Copies of the Corporation's 1998 10K report filed with the Securities and Exchange Commission will be mailed to stockholders upon written request to: Jean Pooley, Chief Financial Officer,
Old Second Bancorp, Inc., 37 South River Street, Aurora,
Illinois 60506-4172.


There were 1,288 holders of record of the Corporation's Common
Stock at year-end 1998.


Market price of common stock
The Corporation's Common Stock has been traded in the over-the-counter market on the NASDAQ National Market System under the symbol OSBC since
November 11, 1993.
The following table sets forth the range of trade prices during each quarter for 1998 and 1997 as quoted by NASDAQ.


                                               1998               1997
                                         High      Low         High     Low
First Quarter                           $63.75    $58.00     $49.00   $40.75
Second Quarter                           66.25     61.00      48.38    46.75
Third Quarter                            61.25     45.00      52.75    46.75
Fourth Quarter                           55.19     43.38      64.38    52.75



Page 27
Page 49 of 54


Consolidating and Consolidated Balance Sheet
(In thousands)



Old Second Bancorp, Inc. and  Subsidiaries
At December 31, 1998
                                   The Old    The Old    The Old
                                   Second     Second     Second
                                   National   Community  Community   Yorkville
                                   Bank  of   Bank of    Bank of     National    Burlington
                                   Aurora   North Aurora Aurora         Bank         Bank
                                  ---------------------------------------------------------
Assets
Cash and due from banks, non-interest
bearing                            $25,120    $1,797     $3,657       $5,747        $745
Interest bearing deposits
with banks                             475
Federal funds sold                  32,000       675      3,750        3,425       3,700

                                  ---------------------------------------------------------
Total cash and cash equivalents     57,595     2,472      7,407        9,172       4,445
Investment securities              163,500    29,235     19,126       39,094      10,791
Loans held for sale
Loans                              326,866    25,364     20,387       92,015      24,096
Less:  Allowance for possible loan
loss                                 4,429       368        351        1,191         346
Unearned income                        227
                                   --------------------------------------------------------
Loans, net                         322,210    24,996     20,036       90,824      23,750
Bank premises and equipment, net    12,370     1,383        535        1,877         412
Other assets                         5,044       562        321        4,400       1,125
Investment in subsidiaries
                                  ---------------------------------------------------------
Total assets                      $560,719  $58,648    $47,425     $145,367     $40,523
                                  =========================================================
Liabilities
Deposits
Demand                             $78,849   $6,369     $8,321      $14,600      $2,704
Savings                            183,549   27,896     20,769       58,216      16,827
Time                               209,041   19,239     12,812       55,947      15,837
                                  ---------------------------------------------------------
Total deposits                     471,439   53,504     41,902      128,763      35,368
Sec. sold under agreements to
repurchase                          29,709                 352        2,529
Other short-term borrowings          3,019                              357
Notes payable
Other liabilities                    9,465      305        147          820         326
                                  ---------------------------------------------------------
Total liabilities                  513,632   53,809     42,401      132,469      35,694


Stockholders' equity
Common stock                         3,275      250        480          525         250
Additional capital                   4,125    1,598      1,420        2,025       3,532
Retained earnings                   38,309    2,680      2,935        9,868         916
Net unrealized gain on investments   1,378      311        189          480         131
                                  ---------------------------------------------------------
Total Stockholders' equity          47,087    4,839      5,024       12,898       4,829
                                  ---------------------------------------------------------

Total Liabilities and
stockholders' equity              $560,719  $58,648    $47,425     $145,367     $40,523
                                  =========================================================
</TABLE


                                  Page 28



(In thousands)


Old Second Bancorp, Inc. and  Subsidiaries
At December 31, 1998

                                                Kane
                                                County  Bank of   Maple      Old                      Old Second
                                                Bank &  Sugar     Park       Second   Consolidating   Bancorp,Inc.
                                                Trust   Grove     Mortgage   Bancorp,  Adjustments    Consolidated
                                                                              Inc.
                                                -------------------------------------------------------------------
Assets
Cash and due from banks,
non-interest bearing                            $3,705   $1,723      $450     $2,365    $ (3,107)       $42,202
Interest bearing deposits with banks                                                                        475
Federal funds sold                               5,925                                                   49,475
                                                -------------------------------------------------------------------
Total cash and cash equivalents                  9,630    1,723       450      2,365      (3,107)        92,152
Investment securities                           21,484    8,545                  590                    292,365
Loans held for sale                                                36,686                                36,686
Loans                                           37,017   30,236       791                               556,772
Less:  Allowance for possible loan loss            703      435                                           7,823
       Unearned income                                                                                      227
                                                -------------------------------------------------------------------
Loans, net                                      36,314   29,801       791                               548,722
Bank premises and equipment, net                 2,606    1,096       495                    176         20,950
Other assets                                     3,853      952     7,066      4,795      (4,701)        23,417
Investment in subsidiaries                                                    95,585     (95,585)
                                               --------------------------------------------------------------------
Total assets                                   $73,887  $42,117   $45,488   $103,335   ($103,217)    $1,014,292
                                               ====================================================================

Liabilities
Deposits
Demand                                          $8,736   $4,668                          $(4,275)      $119,972
Savings                                         35,787   16,689                              588        360,321
Time                                            17,655   15,507                                         346,038
                                               --------------------------------------------------------------------
Total deposits                                  62,178   36,864                           (3,687)       826,331
Sec. sold under agreements to
repurchase                                                                                               32,590
Other short-term borrowings                      1,160                                       (19)         4,517
Notes payable                                                     $38,689                 (2,500)        36,189
Other liabilities                                  517      434     3,640     $1,409      (4,324)        12,739
                                               --------------------------------------------------------------------
Total liabilities                               63,855   37,298    42,329      1,409     (10,530)       912,366

Stockholders' equity
Common stock                                     1,000      260        10     15,875      (6,050)        15,875
Additional capital                               8,250    2,300                          (23,250)
Retained earnings                                  583    2,147     3,149     83,228     (60,587)        83,228
Net unrealized gain on investments                 199      112                2,823      (2,800)         2,823
                                               -------------------------------------------------------------------
Total Stockholders' equity                      10,032    4,819     3,159    101,926     (92,687)       101,926
                                               -------------------------------------------------------------------
Total Liabilities and
stockholders' equity                           $73,887  $42,117   $45,488   $103,335   ($103,217)    $1,014,292

                                  Page 29

                               Exhibit 21.1


                      SUBSIDIARIES OF THE REGISTRANT


The subsidiaries of the registrant are as follows:


                                           Incorporated      Percentage of Voting
           Name                            Under Laws of      Securities Owned
           ----                            -------------      ----------------
The Old Second National Bank               The United States       100%
  of Aurora

The Old Second Community Bank
  of North Aurora                          State of Illinois       100%

The Old Second Community Bank
  of Aurora                                State of Illinois       100%

Yorkville National Bank                    The United States       100%

Burlington Bank                            State of Illinois       100%

Kane County Bank and Trust
  Company                                  State of Illinois       100%

Bank of Sugar Grove                        State of Illinois       100%

Maple Park Mortgage                        State of Illinois       100%


                                 Exhibit 23.2






                      CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration
Statement(Form S-8 No 33-87722) pertaining to the Old Bancorp, Inc. Long-Term Incentive Plan of our report dated January 22, 1999, with respect to the consolidated financial statements of Old Second Bancorp, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-31049) pertaining to the registration of shares of Old Second Bancorp, Inc. common stock received in the Maple Park Bancshares, Inc. merger of our report dated January 22, 1999, with respect to the consolidated financial statements of Old Second Bancorp, Inc. included in the Annual Report (Form 10-K) for the year ended
December 31, 1998.



                  /s/   Ernst & Young LLP




Chicago, Illinois
March 25, 1999

                               Exhibit 27.1

[ARTICLE] 9
[MULTIPLIER]   1,000

[PERIOD-TYPE]                                  YEAR
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               DEC-31-1998
[CASH]                                           42202
[INT-BEARING-DEPOSITS]                             475
[FED-FUNDS-SOLD]                                 49475
[TRADING-ASSETS]                                     0
<INVESTMENTS-HELD-FOR SALE>                     292365
[INVESTMENTS-CARRYING]                               0
[INVESTMENTS-MARKET]                                 0
[LOANS]                                         556545
[ALLOWANCE]                                       7823
[TOTAL-ASSETS]                                 1014292
[DEPOSITS]                                      826331
[SHORT-TERM]                                     73296
[LIABILITIES-OTHER]                              12739
[LONG-TERM]                                          0
[COMMON]                                         15875
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       86051
[TOTAL-LIABILITIES-AND-EQUITY]                 1014292
[INTEREST-LOAN]                                  49519
[INTEREST-INVEST]                                15222
[INTEREST-OTHER]                                  3398
[INTEREST-TOTAL]                                 68139
[INTEREST-DEPOSIT]                               29363
[INTEREST-EXPENSE]                               32229
[INTEREST-INCOME-NET]                            35910
[LOAN-LOSSES]                                     1213
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                  38989
[INCOME-PRETAX]                                  16085
[INCOME-PRE-EXTRAORDINARY]                       11049
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
<NET INCOME>                                     11049
[EPS-PRIMARY]                                     3.62
[EPS-DILUTED]                                     3.61
[YIELD-ACTUAL]                                    4.18
[LOANS-NON]                                        768
[LOANS-PAST]                                      1417
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                   8009
[ALLOWANCE-OPEN]                                  6923
[CHARGE-OFFS]                                      552
[RECOVERIES]                                       239
[ALLOWANCE-CLOSE]                                 7823
[ALLOWANCE-DOMESTIC]                              7823
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0







