Form 10-Q
period 1999-03-31
OLD SECOND BANCORP INC
filed 1999-05-11
CIK 357173

UNITED STATES

/* WordPerfect Structure - Footer A Beginning */

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
Of  The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 1999

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

3,051,181 shares of $1.00 par value common stock are outstanding as of May 5, 1999.
There are no exhibits with this Form 10-Q.

Part I - Financial information
Item 1 - Financial statements
         OLD SECOND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands except per share data)

                                            March  31, 1999  December 31,1998

ASSETS
Cash and due from banks, non-interest bearing        $ 32,747       $42,202
Interest bearing deposits with banks                      475         475
Federal funds sold                                     31,025        49,475
                                                      ----------  ---------
   Total cash and cash equivalents                     64,247        92,152
Available for sale securities                         279,763       292,365

Loans held for sale                                    34,913        36,686
Loans                                                 561,718       556,772
   Less: Allowance for loan losses
                                                        8,078         7,823
   Unearned income                                        182           227
                                                     ----------- ----------
      Loans, net                                      553,458       548,722

Bank premises and equipment, net                      21,167         20,950
Other assets                                          23,217         23,417
                                                    ----------- -----------
TOTAL ASSETS                                        $976,765     $1,014,292
                                                     =======       =======
LIABILITIES
Deposits:
   Demand                                           $111,638      $119,972
   Savings                                           359,172       360,321
   Time                                              344,887       346,038
                                                  -----------    -----------
         Total deposits                              815,697       826,331
Securities sold under agreements to repurchase        14,706        32,590
Other short-term borrowings                            2,252         4,517
Note payable                                          27,022        36,189
Other liabilities                                     13,839        12,739
                                                   -----------   ----------
         Total liabilities                           873,516       912,366

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value,
300,000 shares authorized, none issued
Common stock, $1.00 par value, 10 million shares
       authorized; 3,051,181 shares outstanding       15,875        15,875
Retained earnings                                     85,397        83,228
Accumulated other comprehensive income                 1,977         2,823
                                                   -----------    ---------
    Total stockholders' equity                       103,249       101,926
                                                    ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $976,765    $1,014,292
                                                    ========     =========

See accompanying notes.

OLD SECOND BANCORP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands except per share data)

                                           Three Months Ended March 31,
                                            --------------------------
                                             1999               1998
INTEREST INCOME:
--------------------------
Interest and fees on loans                 $12,031             $12,103
Interest and dividends on available-for-sale securities:
     Taxable                                 3,389               3,011
     Exempt from federal income tax            644                 777
Interest on federal funds sold                 471                 752
Interest on interest bearing
deposits                                         7                   7

                                         ------------         -----------
     Total interest income                  16,542               16,650

                                         ------------        ------------
INTEREST EXPENSE:
Savings deposits                             2,169               2,135
Time deposits                                4,596               5,332
Other short-term borrowings                    578                 643

                                         ------------        -----------
      Total interest expense                 7,343               8,110

                                         ------------        -----------
      Net interest income                    9,199               8,540
      Provision for loan losses                201                 354

                                          -----------         ----------
Net interest income after
provision for loan losses                    8,998               8,186

OTHER INCOME:
Trust fees                                   1,227               1,109
Service charges on deposit accounts            749                 724
Gain on sales of loans                       1,842               2,081
Other income                                 1,150                 804

                                         ------------         ----------
      Total other income                     4,968               4,718

OTHER EXPENSES:
Salaries and employee
benefits                                     5,253               5,000
Net occupancy of bank
premises                                       603                 575
Furniture and
equipment                                    1,000                 979
FDIC
insurance                                       24                  34
Marketing                                      230                 221
Stationery and supplies                        308                 226
Amortization of
intangibles                                    203                 351
Other                                        2,061               1,820
                                          ---------            ----------
    Total other expenses                     9,682               9,206
                                          ---------            ----------
Income before income taxes                   4,284               3,698
Income tax expense                           1,351               1,164
                                           ---------            ---------
Net income                                  $2,933              $2,534
                                            ========            ========


Per share amounts:
      Basic earnings per share              $0.96               $0.83
      Diluted earnings per share            $0.96               $0.83
      Dividend declared                     $0.25               $0.20

Average shares outstanding               3,051,181           3,049,190


  See accompanying notes.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
             (UNAUDITED)
            (IN THOUSANDS)

                                             For the three months
                                                Ended March 31,
                                             1999             1998

--------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------
Interest received                         $17,119           $17,591
Interest paid                              (7,525)           (8,140)
Paid to suppliers and employees            (7,398)           (5,336)
Trust fees received                         1,227             1,109
Service charges received on deposit
accounts                                      749               724
Mortgage loan originations and purchases (165,560)         (141,174)
Mortgage loans sold to secondary market    169,175          143,838
Other income received                        1,150              804
                                          ----------       -----------
Net cash provided by operating
activities                                   8,937            9,416
                                          ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------
Net loan (charged off) recovered                55             (43)
Net increase in loans                       (4,992)         (3,123)
Purchases of available for sale
securities                                 (19,961)        (23,894)
Proceeds from sales and maturities of
available for sale securities                31,014         33,102
Capital expenditures                           (768)          (706)
Net proceeds on purchases of
mortgage servicing rights                    (1,160)        (1,157)
Other, net                                     (280)          (393)
                                           ----------      ----------
Net cash provided by investing
activities                                     3,908          3,786
                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------
Net increase (decrease) in
deposits                                     (10,634)          845
Net decrease in other short-term
borrowings                                   (20,150)       (8,092)
Payments of notes
payable                                       (9,167)       (2,719)
Dividends
paid                                           (762)          (915)
Other, net                                      (37)           (61)
                                           ----------     -----------
Net cash used in financing activities       (40,750)        (10,942)
                                           ----------     ------------
Net increase (decrease) in
cash & cash equivalents                     (27,905)          2,260
Cash & cash equivalents at
beginning of year                            92,152          87,025
                                           ----------       ----------
Cash & cash equivalents at end of
period                                      $64,247          $89,285
                                            =======          =======

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES:

   Net income                              $2,933              $2,534
    Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation                           551                  599
      Provision for possible loan losses     201                  354
      Increase in taxes payable            1,351                1,164
      Net decrease in mortgage loans
       held for sale                       1,773                  583
      Decrease in interest receivable        410                  766
      Decrease in interest payable          (183)                 (30)
      Premium amortization and discount
       accretion on investments              167                  176
      Amortization of intangibles            203                  351
      Increase in accrued expenses         1,384                3,018
      (Increase) decrease in prepaid
        expenses                             147                  (99)
                                        ----------           -----------
         Total adjustments                 6,004                  6,882
                                        ----------            -----------
         Net cash provided by operating
          activities                      $8,937                 $9,416
                                          ======                 =======


 See accompanying notes.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all adjustments, which are normal and recurring in nature, necessary in the opinion of management for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 2 - ACCOUNTING FOR EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings Per Share" which required adoption for periods ending after December 31, 1997 and prescribes the calculation of earnings per share for both interim and annual financial statements.

The following table sets forth the computation of basic and diluted earnings per share for March 31, (share and per share data not in thousands):

                                                 1999       1998
                                                ------     ------
Numerator for basic and diluted earnings
per share - net income                          $2,933     $2,534
                                                ======     ======
Denominator for basic earnings per share -
 weighted average shares outstanding         3,051,181  3,049,190
Effect of dilutive securities -
 employee stock options                          6,103     10,601
                                             ----------  ---------
Denominator for diluted earnings per share -
 adjusted weighted average
 shares outstanding                          3,057,284  3,059,791
                                            ==========  =========
Earnings per share - basic                     $ 0.96      $ 0.83
Earnings per share - diluted                   $ 0.96      $ 0.83

NOTE 3 -STOCK DIVIDEND DECLARED

At the April 13, 1999 meeting, the Board of Directors of Old Second Bancorp, Inc., declared a 2-for-1 stock split effected in the form of a stock dividend payable on May 17, 1999 to shareholders of record on May 10, 1999.


NOTE 4 - REPORTING COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter, total comprehensive income amounted to $2,086,951 for 1999 and $3,001,341 for 1998.


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

The Corporation's plan included identifying potential problems by performing an inventory of all software applications and obtaining certification of compliance from third parties. This phase of the plan was completed by December 31, 1998. The vendor of the Corporation's core operating system has provided certification of compliance with the year 2000 issue and testing of the core operating system was completed in April 1999. Contingency plans and testing of other affected applications, both internally developed and third-party provided, are expected to be completed by June 1999. The Corporation's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue.

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

Based on currently available information, the Corporation believes that all costs to address year 2000 issues were incurred during 1998 and were not considered to be material. Consequently, unanticipated future costs to address year 2000 issues should not have a materially adverse impact on the Corporation's financial condition or results of operations.


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

PERFORMANCE SUMMARY

Net income for the first quarter 1999 increased 15.7% to $2.9 million or $.96 per share from last year's total of $2.5 million or $.83 per share. Return on average assets and average equity were 1.22% and 11.9%, respectively, for the first quarter of 1999 compared to 1.09% and 11.3% a year ago.

Total equity of $103 million at March 31, 1999 represented 10.6% of total assets, which were $977 million. Dividends declared per share increased to $.25 during the first quarter 1999 from $.20 for the same period a year ago.

RESULTS OF OPERATIONS

For the three months ending March 31, 1999, net interest income of $9.2 million was up $659,000 (7.7%) over the like period in 1998. The net interest margin on a tax equivalent basis increased to 4.24% for the first three months in 1999 from 4.11% for the same period in 1998.

Non-interest income for the quarter ending March 31, 1999 of $5.0 million was up $250,000 from the same period a year ago. Higher trust fees and other income, which were up $118,000 and $346,000, respectively, were offset by a decline of $239,000 in gains on sales of loans. Loans sold on the secondary market of $169 million during the first quarter of 1999 were up from $144 million for the same period last year although a decrease in the margins resulted in a lower gain on sale of these loans.

Asset quality continued to show further improvement with nonperforming loans of $1.4 million down from $2.9 million a year ago and $2.7 million at year end 1998. The allowance for loan losses as a percent of net loans was 1.46% at March 31, 1999, up from 1.35% a year ago and 1.43% at December 31, 1998. Net recoveries of $55,000 were realized during the first quarter 1999 compared to net charge-offs of $43,000 for the year ago quarter. For the first quarter of 1999, the provision for loan loss of $201,000 in 1999 was down from $354, 000 for the first quarter 1998.

The productivity ratio which is defined as net interest income plus non-interest income divided by non-interest expense improved to 146% for the first quarter in 1999 compared to 144% for the same period in 1998.

LIQUIDITY

Liquidity is generally defined as the Corporation's ability to meet depositor withdrawal requests, provide for acceptable credit needs of customers and take advantage of earnings enhancement opportunities. In addition to normal growth in core deposits together with maturities of loans and investments, the Corporation has provided for liquidity needs by holding adequate balances in money market assets and maintaining various short-term borrowing sources.

The parent company's liquidity which provides funds for the payment of dividends to stockholders and for other corporate purposes is generally provided by dividends from its subsidiaries. Management believes that funds available from subsidiaries are sufficient to meet future cash needs.

As of March 31, 1999, federal funds sold and investment securities maturing within 30 days were $46.7 million or 4.8% of total assets. Additionally, unpledged investment securities not maturing within 30 days were $208 million or 21.3% of total assets. The investment portfolio at March 31, 1999 includes $10 million, 3.6%, of U.S. Treasuries and $171 million, 61.0%, of U.S. Government agency securities.

PART II - OTHER INFORMATION

Item 1.  Submission of Matters to a Vote of Security Holders

     A. The annual meeting of stockholders of Old Second Bancorp, Inc was held on March 9, 1999.

     B. The following matters were voted upon at this annual meeting and the results of such votes are provided below:

Ratification and approval of the selection of Ernst & Young LLP as the Corporation's independent auditors for the year of 1999.

    For  2,642,693      Against   4,937    Abstentions   12,188


 The election of five directors to serve for a term of three years each.

 James Benson       For 2,631,989      Against  14,855   Abstentions 12,974
 Marvin Fagel       For 2,631,843      Against  15,001   Abstentions 12,974
 Joanne Hansen      For 2,538,201      Against 108,643   Abstentions 12,974
 Kenneth Lindgren   For 2,638,633      Against   8,211   Abstentions 12,974
 Jesse Maberry      For 2,636,908      Against   9,936   Abstentions 12,974

 The election of two directors to serve for a term of one year each.

 Gerald Palmer      For 2,538,016     Against 108,828   Abstentions 12,974
 James  Schmitz     For 2,638,859     Against   7,985   Abstentions 12,974

The total number of shares  of all classes of stock were changed as follows:
10,000,000 shares of Common Stock with a par value of $1.00 per share, and 300,000 shares of Preferred Stock with a par value of $1.00 per share.

     For 2,572,936      Against   68,471   Abstentions 18,411

Item 2.  Exhibits and Reports on Form 8-K

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

                                  OLD SECOND BANCORP, INC.



                                /s/ Jean Pooley
                               --------------------------------
                                   By: Jean A. Pooley
                              Vice-President and Controller

Date: May 10, 1999

[TYPE]                                           EX-27
[ARTICLE]                                            9

[PERIOD-TYPE]                                        3-MOS
[FISCAL-YEAR-END]                                DEC-31-1999
[PERIOD-END]                                     MAR-31-1999
[CASH]                                                32747
[INT-BEARING-DEPOSITS]                                  475
[FED-FUNDS-SOLD]                                      31025
[TRADING-ASSETS]                                          0
[INVESTMENTS-HELD-FOR-SALE]                          279763
[INVESTMENTS-CARRYING]                                    0
[INVESTMENTS-MARKET]                                      0
[LOANS]                                              596449
[ALLOWANCE]                                            8078
[TOTAL-ASSETS]                                       976765
[DEPOSITS]                                           815697
[SHORT-TERM]                                          43980
[LIABILITIES-OTHER]                                   13839
[LONG-TERM]                                               0
[COMMON]                                              15875
[PREFERRED-MANDATORY]                                     0
[PREFERRED]                                               0
[OTHER-SE]                                            85397
[TOTAL-LIABILITIES-AND-EQUITY]                       976765
[INTEREST-LOAN]                                       12031
[INTEREST-INVEST]                                      4033
[INTEREST-OTHER]                                        478
[INTEREST-TOTAL]                                      16542
[INTEREST-DEPOSIT]                                     6765
[INTEREST-EXPENSE]                                     7343
[INTEREST-INCOME-NET]                                  9199
[LOAN-LOSSES]                                           201
[SECURITIES-GAINS]                                        0
[EXPENSE-OTHER]                                        9682
[INCOME-PRETAX]                                        4284
[INCOME-PRE-EXTRAORDINARY]                             2933
[EXTRAORDINARY]                                           0
[CHANGES]                                                 0
[NET-INCOME]                                           2933
[EPS-PRIMARY]                                          0.96
[EPS-DILUTED]                                          0.96
[YIELD-ACTUAL]                                            0
[LOANS-NON]                                               0
[LOANS-PAST]                                              0
[LOANS-TROUBLED]                                          0
[LOANS-PROBLEM]                                           0
[ALLOWANCE-OPEN]                                          0
[CHARGE-OFFS]                                             0
[RECOVERIES]                                              0
[ALLOWANCE-CLOSE]                                         0
[ALLOWANCE-DOMESTIC]                                      0
[ALLOWANCE-FOREIGN]                                       0
[ALLOWANCE-UNALLOCATED]                                   0