Form 10-Q
period 1999-06-30
OLD SECOND BANCORP INC
filed 1999-08-12
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          For transition period from      to
                                                    ------  ------

                         Commission File Number 0 -10537

                            OLD SECOND BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                     36-3143493
---------------------------------      ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                  37 SOUTH RIVER STREET, AURORA, ILLINOIS 60507
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (630) 892-0202
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 6, 1999, the Registrant had outstanding 6,074,362 shares of common stock, $1.00 par value per share.

                            OLD SECOND BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I

                                                                                 Page
                                                                                Number
Item 1.       Financial Statements.................................................3
Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................9

                                     PART II
Item 1.       Legal Proceedings...................................................12
Item 2.       Changes in Securities...............................................12
Item 3.       Defaults Upon Senior Securities.....................................12
Item 4.       Submission of Matters to a Vote of Security Holders.................12
Item 5.       Other Information...................................................12
Item 6.       Exhibits and Reports on Form 8-K....................................12


                         PART I - FINANCIAL INFORMATION

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                        June 30, 1999        December 31, 1998
                                                        ------------        ----------------
ASSETS
Cash and due from banks, non-interest bearing             $   34,505           $   42,202
Interest bearing deposits with banks                             575                  475
Federal funds sold                                            39,487               49,475
                                                          ----------           ----------
     Total cash and cash equivalents                          74,567               92,152
Available for sale securities                                278,136              292,365
Loans held for sale                                           21,539               36,686

Loans                                                        578,874              556,545
Less: Allowance for loan losses                                8,313                7,823
                                                          ----------           ----------
     Loans, net                                              570,561              548,722
Bank premises and equipment, net                              21,089               20,950
Other assets                                                  26,306               23,417
                                                          ----------           ----------
     Total assets                                         $  992,198           $1,014,292
                                                          ----------           ----------
                                                          ----------           ----------
LIABILITIES
Deposits:
     Demand                                               $  122,433           $  119,972
     Savings                                                 379,289              360,321
     Time                                                    328,392              346,038
                                                          ----------           ----------
          Total deposits                                     830,114              826,331
Securities sold under agreements to repurchase                24,785               32,590
Other short-term borrowings                                    4,467                4,517
Note payable                                                  16,729               36,189
Other liabilities                                             13,058               12,739
                                                          ----------           ----------
     Total liabilities                                       889,153              912,366

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value,
     300,000 shares authorized, none issued                        -                    -
Common stock, $1.00 par value, 10 million shares
     authorized; 6,102,362 shares outstanding                 15,875               15,875
Retained earnings                                             87,598               83,228
Accumulated other comprehensive
     income                                                     (428)               2,823
                                                          ----------           ----------
     Total stockholders' equity                              103,045              101,926
                                                          ----------           ----------
     Total liabilities and stockholders' equity           $  992,198           $1,014,292
                                                          ----------           ----------
                                                          ----------           ----------


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                                        Three Months Ended                   Six Months Ended
                                                                             June 30                              June 30
                                                                  ----------------------------        ----------------------------
                                                                     1999              1998              1999              1998
                                                                  ----------        ----------        ----------        ----------
INTEREST INCOME
Interest and fees on loans                                        $   12,167        $   12,356        $   24,199        $   24,459
Interest and dividends on available-for-sale securities:
     Taxable                                                           3,324             3,049             6,712             6,060
     Exempt from federal income tax                                      659               763             1,303             1,540
Interest on federal funds sold                                           355               806               826             1,558
Interest on interest bearing deposits                                     15                 7                21                14
                                                                  ----------        ----------        ----------        ----------
     Total interest income                                            16,520            16,981            33,061            33,631
INTEREST EXPENSE
Savings deposits                                                       2,290             2,267             4,459             4,402
Time deposits                                                          4,352             5,009             8,948            10,341
Other short-term borrowings                                              465               680             1,042             1,323
                                                                  ----------        ----------        ----------        ----------
     Total interest expense                                            7,107             7,956            14,449            16,066
                                                                  ----------        ----------        ----------        ----------
     Net interest income                                               9,413             9,025            18,612            17,565
Provision for loan losses                                                246               346               447               700
                                                                  ----------        ----------        ----------        ----------
     Net interest income after provision for loan losses               9,167             8,679            18,165            16,865
                                                                  ----------        ----------        ----------        ----------

OTHER INCOME
Trust fees                                                             1,103             1,025             2,330             2,134
Service charges on deposit accounts                                      813               816             1,562             1,540
Gain on sales of loans                                                 1,635             2,108             3,476             4,189
Other income                                                           1,238               979             2,389             1,783
                                                                  ----------        ----------        ----------        ----------
     Total other income                                                4,789             4,928             9,757             9,646

OTHER EXPENSES
Salaries and employee benefits                                         5,370             5,161            10,625            10,161
Net occupancy expense                                                    596               567             1,198             1,142
Furniture and equipment                                                  883             1,070             1,884             2,049
FDIC insurance                                                            24                33                48                67
Marketing                                                                279               289               509               510
Stationery and supplies                                                  144               225               452               451
Amortization of intangibles                                              223               370               425               721
Other                                                                  1,831             1,872             3,891             3,692
                                                                  ----------        ----------        ----------        ----------
    Total other expenses                                               9,350             9,587            19,032            18,793
                                                                  ----------        ----------        ----------        ----------
Income before income taxes                                             4,606             4,020             8,890             7,718
Income tax expense                                                     1,491             1,290             2,842             2,454
                                                                  ----------        ----------        ----------        ----------
Net income                                                        $    3,115        $    2,730        $    6,048        $    5,264
                                                                  ----------        ----------        ----------        ----------
                                                                  ----------        ----------        ----------        ----------

Per share amounts:
      Basic earnings per share                                    $     0.51        $     0.45        $     0.99        $     0.86
      Diluted earnings per share                                        0.51              0.45              0.99              0.86
      Dividends declared                                                0.15              0.10              0.28              0.20

Average shares outstanding                                         6,102,362         6,098,818         6,102,362         6,098,600

See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                                 1999                1998
                                                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                                              $  34,033           $  34,738
Interest paid                                                                                    (14,869)            (16,484)
Paid to suppliers and employees                                                                  (16,376)            (13,951)
Trust fees received                                                                                2,330               2,134
Income taxes paid                                                                                 (3,136)             (2,528)
Service charges received on deposit accounts                                                       1,562               1,540
Mortgage loan originations and purchases                                                        (296,626)           (304,581)
Mortgage loans sold to secondary market                                                          315,249             310,276
Other income received                                                                              2,421               1,784
                                                                                               ---------           ---------
Net cash provided by operating activities                                                         24,588              12,928

CASH FLOWS FROM INVESTING ACTIVITIES
Net loans (charged off) recovered                                                                     43                (147)
Net increase in loans                                                                            (22,329)            (10,441)
Purchases of available for sale securities                                                       (38,676)            (46,329)
Proceeds from sales and maturities of available for sale securities                               47,214              56,270
Capital expenditures                                                                              (1,248)             (2,366)
Purchases of mortgage servicing rights                                                            (1,981)             (1,358)
Other, net                                                                                           (28)                169
                                                                                               ---------           ---------
Net cash used in investing activities                                                            (17,005)             (4,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                           3,783              19,415
Net increase (decrease) in other short-term borrowings                                            (7,855)              2,332
Payments of notes payable                                                                        (19,460)             (2,856)
Dividends paid                                                                                    (1,526)             (1,494)
Other, net                                                                                          (110)                 34
                                                                                               ---------           ---------
Net cash provided by (used in) financing activities                                              (25,168)             17,431
                                                                                               ---------           ---------
Net increase (decrease) in cash & cash equivalents                                               (17,585)             26,157
Cash & cash equivalents at beginning of year                                                      92,152              87,025
                                                                                               ---------           ---------
Cash & cash equivalents at end of period                                                          74,567             113,182
                                                                                               ---------           ---------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                                      6,048               5,264
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                                 1,076               1,214
      Provision for  loan losses                                                                     447                 700
      Decrease in taxes payable                                                                     (295)                (74)
      Net decrease in mortgage loans held for sale                                                15,147               1,492
      Decrease in interest receivable                                                                593                 815
      Decrease in interest payable                                                                  (419)               (417)
      Premium amortization and discount accretion on investments, net                                379                 298
      Amortization of intangibles                                                                    425                 734
      Increase in accrued expenses                                                                 1,087               2,731
      Decrease in prepaid expenses                                                                   100                 171
                                                                                               ---------           ---------
         Total adjustments                                                                        18,540               7,664
                                                                                               ---------           ---------
         Net cash provided by operating activities                                             $  24,588           $  12,928
                                                                                               ---------           ---------
                                                                                               ---------           ---------

See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 2 - LOANS

Major classifications of loans are as follows:


                                     June 30,          December 31,
                                      1999                1998
                                    ---------           ---------
Commercial & industrial             $ 141,688           $ 143,047
Real estate - commercial              170,355             172,198
Real estate - construction             51,274              46,361
Real estate - residential             147,074             137,695
Consumer                               68,627              57,471
                                    ---------           ---------
                                      579,018             556,772
Unearned discount                        (144)               (227)
                                    ---------           ---------
Total loans                         $ 578,874           $ 556,545
                                    ---------           ---------
                                    ---------           ---------

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance loan losses is summarized as follows:


                                       Six Months Ended
                                            June 30
                                   ----------------------------
                                     1999              1998
                                   -------           -------
Balance, January 1                 $ 7,823           $ 6,923
Provision for loan losses              447               700
Loans charged off                     (165)             (283)
Recoveries                             208               141
                                   -------           -------
Balance, end of period             $ 8,313           $ 7,481
                                   -------           -------
                                   -------           -------

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the period presented (share data not in thousands):

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30                                June 30
                                                          ------------------------------          ------------------------------
                                                             1999                1998                1999                1998
                                                          ----------          ----------          ----------          ----------
Basic Earnings Per Share:
     Weighted average common shares outstanding            6,102,362           6,098,818           6,102,362           6,098,600
     Net income available to common stockholders          $    3,115          $    2,730          $    6,048          $    5,264
     Basic earnings per share                             $     0.51          $     0.45          $     0.99          $     0.86

Diluted Earnings Per Share:
     Weighted average common shares outstanding            6,102,362           6,098,818           6,102,362           6,098,600
     Dilutive effect of stock options                         10,831              20,861              11,452              19,999
                                                          ----------          ----------          ----------          ----------
     Diluted average common shares outstanding             6,113,193           6,119,679           6,113,814           6,118,599
     Net income available to common stockholders          $    3,115          $    2,730          $    6,048          $    5,264
     Diluted earnings per share                           $     0.51          $     0.45          $     0.99          $     0.86


NOTE 5 -STOCK DIVIDEND DECLARED

On April 13, 1999, the Board of Directors of Old Second Bancorp, Inc. declared a 2-for-1 stock split effected in the form of a stock dividend payable on May 17, 1999 to shareholders of record on May 10, 1999.

NOTE 6 - REPORTING COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Total comprehensive income was $710,000 during the second quarter of 1999 and $2,227,000 during the second quarter of 1998. For the six months ended June 30, comprehensive income was $2,797,000 and $5,228,000 in 1999 and 1998, respectively.

NOTE 7 - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which addresses the reporting of financial information from operating segments in annual and interim financial statements. The Company operates under one segment as defined by SFAS No. 131 and additional disclosure is not required.

NOTE 8 - YEAR 2000 READINESS DISCLOSURE

The Company is currently in the process of addressing a potential problem that faces all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than a full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could effect a wide variety of automated information systems, such as mainframe applications, personal computers, communications and environmental systems.

The Company has identified areas of operations critical for the delivery of its products and services. The majority of the programs and applications used in the Company's operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999.

The Company's plan included identifying potential problems by performing an inventory of all software applications and obtaining certification of compliance from third parties. This phase of the plan was completed by December 31, 1998. The vendor of the Company's core operating system has provided certification of compliance with the year 2000 issue and testing of the core operating system was completed in June 1999. Contingency plans and testing of other affected applications, both internally developed and third-party provided, were completed before June 1999, and indicate year 2000 compliance. The Company's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue.

As noted above, the Company has not yet completed all phases of its plan to address year 2000 issues. Since certification and testing of the core operating system was completed during 1999, Management believes that core business services can be delivered without interruption after December 31, 1999. In the event that core services cannot be delivered, the Company could be subject to litigation and the amount of potential liability cannot be reasonably estimated.

Based on currently available information, the Company believes that all significant costs to address year 2000 issues were incurred during 1998 and were not considered to be material. Consequently, unanticipated future costs to address year 2000 issues should not have a materially adverse impact on the Company's financial condition or results of operations.

NOTE 9 - ACCOUNTING FOR DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted by January 1, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on the Company's financial condition or results of operations.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 1999 was $3,115,000, or diluted earnings per share of 51 cents, a 14.1% increase in net income compared to $2,730,000, or 45 cents per share, in the second quarter of 1998. For the six months ended June 30, 1999, net income was $6,048,000, or earnings per share of $0.99, compared to $5,264,000, or $0.86 per share during the first six months of 1998, a 14.9% increase in net income. The increase in net income for the quarter and the year to date was primarily a result of an increase in net interest income. Expenses increased modestly for the year to date period and declined in the second quarter compared to a year earlier. As a result, the return on equity increased from 11.51% in the first half of 1998, to 12.07% in the first half of 1999.

Net interest income was $9.4 million and $9.0 million during the three months ended June 30, 1999 and 1998, an increase of 4.3%. The Company's net interest margin was 4.30% for the three months ended June 30, 1999, and 4.25% a year earlier. Net interest income was $18.6 million and $17.6 million during the six months ended June 30, 1999 and 1998, an increase of 6.0%. The Company's net interest margin was 4.27% for the six months ended June 30, 1999, and 4.18% a year earlier. The increase in this ratio has primarily resulted from a decline in the average cost of funds. The average yield on earning assets declined from 7.74% in the second quarter of 1998, to 7.35% in the second quarter of 1999. At the same time, the average cost of funds has declined from 3.62% in the second quarter of 1998 to 3.16% in the second quarter of 1999.

Non-interest income was $4,789,000 during the second quarter of 1999 and $4,928,000 in the second quarter of 1998, a decrease of $139,000, or 2.8%. Non-interest income was $9,757,000 during the six months ended June 30, 1999 and $9,646,000 during the six months ended June 30, 1998, an increase of $111,000, or 1.2%. Trust income was $78,000 higher in the second quarter of 1999, and $196,000 higher for the six month period. Other income was $259,000 higher for the second quarter of 1999 and $606,000 higher for the year to date. Other income in the accompanying financial statements includes mortgage subsidiary income of $746,000 during the second quarter of 1999 and $1,525,000 for the six months ended June 30, 1999. Gains on sales of mortgage loans declined to $1,635,000 in the second quarter of 1999, and $3,476,000 in the first six months of 1999, from $2,108,000 in the second quarter of 1998, and $4,189,000 in the first six months of 1998.

Non-interest expenses were $9,350,000 during the second quarter of 1999, a decline of $237,000 (2.5%) from $9,587,000 in the second quarter of 1998. Non-interest expenses were $19,032,000 during the first six months of 1999, an increase of $239,000 (1.3%) from $18,793,000 during the first six months of 1998. Salaries and benefits, which account for over half of non-interest expenses in all periods presented, increased 4.1% in the second quarter and increased 4.6% in the first half, when comparing 1999 to 1998 results. Amortization of intangibles declined from $370,000 in the second quarter of 1998 to $223,000 in the second quarter of 1999, and declined from $721,000 in the first half of 1998 to $425,000 in the first half of 1999. The decline in amortization was due to a reduction in amortization of mortgage servicing rights.

FINANCIAL CONDITION

LOANS

Total loans were $578.9 million as of June 30, 1999, an increase of $22.3 million (4.0%) for the six month period, from $556.5 million as of December 31, 1998. Loans have increased $33.2 million (6.1%) from June 30, 1998, to June 30, 1999. The largest increases in loan classifications were in residential real estate, which increased $9.4 million, and other consumer loans, which increased $11.2 million in the first half of 1999. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $2.1 million down from $2.6 million a year ago and $2.7 million at year-end 1998. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. Net charge offs of $12,000 were down during the second quarter of 1999 compared to net charge-offs of $99,000 a year earlier. Net recoveries were $43,000 during the six months ended June 30, 1999, compared to net charge-offs of $142,000 during the six months ended June 30, 1998.

As a consequence of improved loan quality and charge-off experience, the provision for loan losses was reduced compared to prior periods. Provisions for loan losses were $246,000 in the second quarter of 1999 and $346,000 in the second quarter of 1998. Provisions for loan losses were $447,000 in the six months ended June 30, 1999 and $700,000 in the six months ended June 30, 1998. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.44% as of June 30, 1999, up from 1.37% a year ago and 1.41% at December 31, 1998. In management's judgment, an adequate allowance for possible future losses has been established.

DEPOSITS AND BORROWING

Total deposits were $830.1 million as of June 30, 1999, an increase of $3.8 million from $826.3 million as of December 31, 1998, and an increase of $21.8 million from June 30, 1998. Demand accounts increased $2.5 million from December 31, 1998 to June 30, 1999. During the first half of 1999, there was a significant movement of deposit funds from time deposits to savings deposits. During this time, savings accounts increased $19.0 million and time deposits declined $17.6 million. A money market savings account promoted during this time, coupled with the inclination of consumers to seek shorter maturities, contributed to this movement.

Securities sold under repurchase agreements, which are typically of short-term durations, declined from $32.6 million as of December 31, 1998, to $24.8 million as of June 30, 1999. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. Notes payable declined from $36.2 million as of December 31, 1998, to $16.7 million as of June 30, 1999. This $19.5 million decline is primarily related to the $15.1 million decline in loans held for sale over the same period of time.

CAPITAL

The Company completed a two-for-one split of its common stock during the second quarter of 1999. The split was in the form of a stock dividend and was payable on May 17, 1999, to the stockholders of record at the close of business on May 10, 1999. In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company's common stock, or 4.9% of the company's 6,102,362 shares outstanding.

The Company and its five subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of June 30, 1999. As of June 30, 1999, the Company's ratio of total capital to risk weighted assets was 15.86%, the ratio of Tier 1 capital to risk weighted assets was 14.62%, and the ratio of Tier 1 capital to average assets was 10.08%.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash flows from operating activities were $24.6 million in the first half of 1999 and $12.9 million in the first half of 1998. Interest received net of interest paid was a principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows. Net interest received was $19.2 million in the first half of 1999 and $18.3 million in the first half of 1998. The most significant reason for this change was a decline in interest paid of $1.6 million, from $16.5 million in the first six months of 1998 to $14.9 million in the first six months of 1999.

Net cash outflows from investing activities were $17.0 million in the six months ended June 30, 1999, compared to $4.2 million a year earlier. In the first six months of 1999, net principal disbursed on loans accounted for net outflows of $22.3 million, and securities transactions aggregated a net inflow of $8.5 million. In the first six months of 1998, net principal disbursed on loans accounted for a net outflow of $10.4 million, and securities transactions resulted in net inflows of $9.9 million.

Cash inflows from financing activities in the first six months of 1999 associated with an increase in deposits were $3.8 million. This compares with a net inflow of $19.4 million for the same period in 1998. Short-term borrowings resulted in net cash outflows of $7.9 million in the first six months of 1999, and inflows of $2.3 million in the first six months of 1998. Payments on notes payable totaled $19.5 million in the first half of 1999 compared to $2.9 million in the first half of 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         27.  Financial Data Schedule

         Reports on Form 8-K

         None.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  OLD SECOND BANCORP, INC.
                                  (REGISTRANT)



                                  /s/ WILLIAM B. SKOGLUND
                                  ------------------------------------------
                                  WILLIAM B. SKOGLUND
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                  /s/ J. DOUGLAS CHEATHAM
                                  ------------------------------------------
                                  J. DOUGLAS CHEATHAM
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER



DATE:    AUGUST 9, 1999