Form 10-Q
period 1999-09-30
OLD SECOND BANCORP INC
filed 1999-11-12
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       [ ]      For the quarterly period ended September 30, 1999
                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission File Number 0-10537

                            OLD SECOND BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                      36-3143493
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of October 6, 1999, the Registrant had outstanding 6,059,362 shares of common stock, $1.00 par value per share.

                            OLD SECOND BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

                                                                                                             Page
                                                                                                             Number
Item 1.       Financial Statements................................................................................3
Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................................................8

                                     PART II

Item 1.           Legal Proceedings..............................................................................11
Item 2.           Changes in Securities..........................................................................11
Item 3.           Defaults Upon Senior Securities................................................................11
Item 4.           Submission of Matters to a Vote of Security Holders............................................11
Item 5.           Other Information..............................................................................11
Item 6.           Exhibits and Reports on Form 8-K...............................................................11


                         PART I - FINANCIAL INFORMATION

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                      September 30,1999            December 31,1998
                                                                      -----------------            ----------------
ASSETS
Cash and due from banks, non-interest bearing                             $      31,922              $       42,202
Interest bearing deposits with banks                                                575                         475
Federal funds sold                                                               16,000                      49,475
                                                                          -------------              --------------
     Total cash and cash equivalents                                             48,497                      92,152
Available for sale securities                                                   276,222                     292,365
Loans held for sale                                                              17,517                      36,686

Loans                                                                           606,081                     556,545
Less: Allowance for loan losses                                                   8,275                       7,823
                                                                          -------------              --------------
     Loans, net                                                                 597,806                     548,722
Bank premises and equipment, net                                                 20,701                      20,950
Other assets                                                                     27,781                      23,417
                                                                          -------------              --------------
     Total assets                                                         $     988,524              $    1,014,292
                                                                          =============              ==============

LIABILITIES
Deposits:
     Demand                                                               $     115,613               $     119,972
     Savings                                                                    380,678                     360,321
     Time                                                                       336,832                     346,038
                                                                          -------------              --------------
          Total deposits                                                        833,123                     826,331
Securities sold under agreements to repurchase                                   20,512                      32,590
Other short-term borrowings                                                       4,449                       4,517
Note payable                                                                     16,719                      36,189
Other liabilities                                                                10,671                      12,739
                                                                          -------------              --------------
     Total liabilities                                                          885,474                     912,366

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value,
     300,000 shares authorized, none issued
Common stock, $1.00 par value, 10 million shares
     authorized; 6,059,362 shares outstanding at September 30, 1999;             15,875                      15,875
     6,102,362 shares outstanding at December 31, 1998
Retained earnings                                                                89,783                      83,228
Accumulated other comprehensive income                                           (1,390)                      2,823
Treasury Stock, 43,000 shares at September 30, 1999;                             (1,218)                          0
     Zero shares at December 31, 1998
                                                                          -------------              --------------
     Total stockholders' equity                                                 103,050                     101,926
                                                                          -------------              --------------
     Total liabilities and stockholders' equity                           $     988,524                  $1,014,292
                                                                          =============              ==============




See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30                 September 30
                                                             -------------------------   --------------------------
                                                                1999          1998          1999           1998
                                                             -----------   -----------   -----------    -----------
INTEREST INCOME
Interest and fees on loans                                   $    12,387   $    12,611   $    36,586    $    37,070
Interest and dividends on available-for-sale securities:
     Taxable                                                       3,413         3,043        10,125          9,103
     Exempt from federal income tax                                  674           747         1,978          2,287
Interest on federal funds sold                                       217           921         1,043          2,479
Interest on interest bearing deposits                                  7             7            28             21
                                                             -----------   -----------   -----------    -----------
     Total interest income                                        16,698        17,329        49,760         50,960
INTEREST EXPENSE
Savings deposits                                                   2,509         2,406         6,968          6,808
Time deposits                                                      4,248         5,033        13,196         15,374
Other short-term borrowings                                          459           724         1,501          2,047
                                                             -----------   -----------   -----------    -----------
     Total interest expense                                        7,216         8,163        21,665         24,229
                                                             -----------   -----------   -----------    -----------
     Net interest income                                           9,482         9,166        28,095         26,731
Provision for loan losses                                            264           307           711          1,007
                                                             -----------   -----------   -----------    -----------
     Net interest income after provision for loan losses           9,218         8,859        27,384         25,724
                                                             -----------   -----------   -----------    -----------

OTHER INCOME
Trust fees                                                         1,050         1,005         3,379          3,139
Service charges on deposit accounts                                  858           798         2,420          2,338
Gain on sales of loans                                             1,269         2,409         4,745          6,598
Other income                                                       1,433         1,026         3,822          2,809
                                                             -----------   -----------   -----------    -----------
     Total other income                                            4,610         5,238        14,366         14,884

OTHER EXPENSES
Salaries and employee benefits                                     4,902         5,029        15,526         15,190
Net occupancy expense                                                642           607         1,840          1,749
Furniture and equipment                                              882         1,010         2,766          3,059
FDIC insurance                                                        23            23            71             90
Marketing                                                            341           236           850            746
Stationery and supplies                                              237           253           689            704
Amortization of intangibles                                          462           952           888          1,673
Other                                                              1,806         1,815         5,697          5,507
                                                             -----------   -----------   -----------    -----------
    Total other expenses                                           9,295         9,925        28,327         28,718
                                                             -----------   -----------   -----------    -----------
Income before income taxes                                         4,533         4,172        13,423         11,890
Income tax expense                                                 1,440         1,370         4,281          3,824
                                                             -----------   -----------   -----------    -----------
Net income                                                   $     3,093   $     2,802   $     9,142    $     8,066
                                                             ===========   ===========   ===========    ===========

Per share amounts:
      Basic earnings per share                                     $0.51         $0.46         $1.50          $1.32
      Diluted earnings per share                                    0.51          0.46          1.50           1.32
      Dividends declared                                            0.15          0.13          0.43           0.33

Average shares outstanding                                     6,078,112     6,100,112     6,094,190      6,099,110


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                           1999            1998
                                                                                       ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                             $      9,142     $     8,066
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation                                                                       1,599          (1,774)
           Amortization of mortgage servicing rights                                         (1,977)         (2,262)
           Provision for loan losses                                                            711           1,007
           Net change in mortgage loans held for sale                                        19,169         (10,389)
           Change in net income taxes payable                                                 3,268            (610)
           Change in accrued interest and other assets                                       (3,237)            617
           Change in accrued interest and other liabilities                                  (2,775)          2,732
           Premium amortization and discount accretion on securities                            551             484
           Amortization of goodwill                                                             331             331
           Amortization of core deposit intangible assets                                       267             266
                                                                                       ------------     -----------
Net cash provided by operating activities                                                    27,049           2,016

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                                         55,757          78,879
Purchases of securities available for sale                                                  (47,085)        (71,439)
Net principal disbursed on loans                                                            (49,795)        (12,092)
Proceeds from sales of other real estate                                                        252             304
Property and equipment expenditures                                                          (1,350)         (1,754)
                                                                                       ------------     -----------
     Net cash used in investing activities                                                  (42,221)         (6,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                        6,792          17,872
Net change in fed funds purchased and repurchase agreements                                 (12,078)          6,236
Short term borrowing                                                                            (68)         (5,319)
Payments on notes payable                                                                   (19,470)          8,705
Proceeds from exercise of stock options                                                           0              31
Dividends paid, net of dividend reinvestments                                                (3,659)         (2,134)
                                                                                       ------------     -----------
     Net cash (used) provided by financing activities                                       (28,483)         25,391
                                                                                       ------------     -----------
     Net change in cash & cash equivalents                                                  (43,655)         21,305
     Cash & cash equivalents at beginning of period                                          92,152          87,025
                                                                                       ------------     -----------
     Cash & cash equivalents at end of period                                          $     48,497     $   108,330
                                                                                       ------------     -----------



See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 2 - LOANS

Major classifications of loans are as follows:

                                                                                     September 30,   December 31,
                                                                                         1999            1998
                                                                                    ---------------  -------------
Commercial & industrial                                                             $       149,685    $   143,047
Real estate - commercial                                                                    173,121        172,198
Real estate - construction                                                                   59,170         46,361
Real estate - residential                                                                   151,676        137,695
Consumer                                                                                     72,536         57,471
                                                                                    ---------------  -------------
                                                                                            606,188        556,772

Unearned discount                                                                              (107)          (227)
                                                                                    ---------------  -------------
Total loans                                                                         $       606,081    $   556,545
                                                                                    ===============  =============


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance loan losses is summarized as follows:

                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                        ---------------------------
                                                                                           1999            1998
                                                                                        -----------    ------------
Balance, January 1                                                                      $     7,823     $     6,923
Provision for loan losses                                                                       711           1,007
Loans charged off                                                                              (484)           (384)
Recoveries                                                                                      225             188
                                                                                        -----------    ------------
Balance, end of period                                                                  $     8,275     $     7,734
                                                                                        ===========     ===========


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the period presented (share data not in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30                 September 30
                                                             -------------------------   --------------------------
                                                                1999          1998          1999           1998
                                                             -----------   -----------   -----------    -----------
Basic Earnings Per Share:
     Weighted average common shares outstanding                6,078,112     6,100,112     6,094,190      6,099,110
     Net income available to common stockholders             $     3,093   $     2,802   $     9,142    $     8,066
     Basic earnings per share                                $      0.51   $      0.46   $      1.50    $      1.33

Diluted Earnings Per Share:
     Weighted average common shares outstanding                6,078,112     6,100,112     6,094,190      6,199,110
     Dilutive effect of stock options                             10,826         8,076         8,593          9,398
                                                             -----------   -----------   -----------    -----------
     Diluted average common shares outstanding                 6,088,938     6,108,188     6,086,705      6,109,510
     Net income available to common stockholders             $     3,093   $     2,802   $     9,142    $     8,066
     Diluted earnings per share                              $      0.51   $      0.46   $      1.50    $      1.32


NOTE 5 -STOCK DIVIDEND DECLARED

On April 13, 1999, the Board of Directors of Old Second Bancorp, Inc. declared a 2-for-1 stock split effected in the form of a stock dividend payable on May 17, 1999 to shareholders of record on May 10, 1999.

NOTE 6 - REPORTING COMPREHENSIVE INCOME

SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Total comprehensive income was $4,286,500 during the third quarter of 1999 and $3,521,100 during the third quarter of 1998. For the nine months ended September 30, comprehensive income was $9,514,300 and $6,318,700 in 1999 and 1998, respectively.

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

NOTE 9 - ACCOUNTING FOR DERIVATIVES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted by January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on the Company's financial condition or results of operations.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 1999 was $3,093,000, or diluted earnings per share of 51 cents, a 10.4% increase in net income compared to $2,802,000, or 46 cents per share, in the third quarter of 1998. For the nine months ended September 30, 1999, net income was $9,142,000, or $1.50 per share, compared to $8,066,000, or $1.32 per share during the first nine months of 1998, a 13.3% increase in net income. The increase in net income for the quarter and the year to date was primarily a result of an increase in net interest income. Expenses decreased for the year to date period and declined in the third quarter compared to a year earlier. As a result, the return on equity increased from 11.36% in the third quarter of 1998, to 11.90% in the same period of 1999.

Net interest income was $9.5 million and $9.2 million during the three months ended September 30, 1999 and 1998, an increase of 3.3%. The Company's net interest margin was 4.28% for the three months ended September 30, 1999, and 4.17% a year earlier. Net interest income was $28.1 million and $26.7 million during the nine months ended September 30, 1999 and 1998, an increase of 5.2%. The Company's net interest margin was 4.26% for the nine months ended September 30, 1999, and 4.17% a year earlier. The increase in this ratio has primarily resulted from a decline in the average cost of funds. The average yield on earning assets declined from 7.77% in the third quarter of 1998, to 7.45% in the third quarter of 1999. At the same time, the average cost of funds has declined from 3.60% in the third quarter of 1998 to 3.16% in the third quarter of 1999.

Non-interest income was $4,610,000 during the third quarter of 1999 and $5,238,000 in the third quarter of 1998, a decrease of $628,000, or 11.99%. Non-interest income was $14,366,000 during the nine months ended September 30, 1999 and $14,884,000 during the nine months ended September 30, 1998, a decrease of $518,000, or 3.48%. This decrease was primarily due to the increase in interest rates and the corresponding decrease in residential mortgage originations. Gains on sales of mortgage loans declined to $1,269,000 in the third quarter of 1999, and $4,745,000 in the nine months ended of 1999, from $2,409,000 in the third quarter of 1998, and $6,598,000 in the same period of 1998.

Trust income was $45,000 higher in the third quarter of 1999, and $240,000 higher for the nine month period. Other income was $407,000 higher for the third quarter of 1999 and $1,013,000 higher for the year to date. Other income in the accompanying financial statements includes mortgage subsidiary income of $652,000 during the third quarter of 1999 and $2,178,000 for the nine months ended September 30, 1999. This compares with other income of the mortgage subsidiary of $646,000 during the third quarter of 1998 and $1,791,000 for the nine months ended September 30, 1998.

Non-interest expenses were $9,295,000 during the third quarter of 1999, a decline of $630,000 (6.35%) from $9,925,000 in the third quarter of 1998. Non-interest expenses were $28,327,000 during the first nine months of 1999, a decrease of $391,000 (1.36%) from $28,718,000 during the same period of 1998. The decrease in non-interest expenses is primarily the result of a decrease in the amortization of mortgage servicing rights as a result of the increase in interest rates. Salaries and benefits, which account for over half of non-interest expenses in all periods presented, decreased 2.53% in the third quarter and increased 2.21% in the nine month period, when comparing 1999 to 1998 results. Amortization of intangibles declined from $952,000 in the third quarter of 1998 to $462,000 in the third quarter of 1999, and declined from $1,673,000 in the nine month period of 1998 to $888,000 in the same period of 1999.

FINANCIAL CONDITION

LOANS

Total loans were $606.1 million as of September 30, 1999, an increase of $49.5 million (8.90%) for the nine month period, from $556.5 million as of December 31, 1998. Loans have increased $60.28 million (11.03%) from September 30, 1998, to September 30, 1999. The largest increases in loan classifications were in residential real estate, which increased $31.5 million, and other consumer loans, which increased $15.1 million in the third quarter of 1999. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $2.05 million down from $2.08 million a year ago and $2.68 million at year-end 1998. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. Net charge offs of $301,000 were up during the third quarter of 1999 compared to net charge-offs of $54,000 a year earlier. Net charge-offs were $258,000 during the nine months ended September 30, 1999, compared to net charge-offs of $196,000 during the nine months ended September 30, 1998.

As a consequence of improved loan quality and charge-off experience, the provision for loan losses was reduced compared to prior periods. Provisions for loan losses were $264,000 in the third quarter of 1999 and $307,000 in the third quarter of 1998. Provisions for loan losses were $711,000 in the nine months ended September 30, 1999 and $1,007,000 in the nine months ended September 30, 1998. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.37% as of September 30, 1999, down from 1.42% a year ago and 1.41% at December 31, 1998. In management's judgment, an adequate allowance for possible future losses has been established.

DEPOSITS AND BORROWING

Total deposits were $833.1 million as of September 30, 1999, an increase of $6.8 million from $826.3 million as of December 31, 1998, and an increase of $26.3 million from September 30, 1998. Savings accounts increased $20.4 million from December 31, 1998 to September 30, 1999. During the nine months of 1999, there was a significant movement of deposit funds from time deposits to savings deposits. During this time, demand accounts decreased $4.4 million and time deposits declined $9.2 million. The promotion of a money market savings account during this time, coupled with the inclination of consumers to seek shorter maturities, contributed to this movement.

Securities sold under repurchase agreements, which are typically of short-term durations, declined from $32.6 million as of December 31, 1998, to $20.5 million as of September 30, 1999. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. Notes payable declined from $36.2 million as of December 31, 1998, to $16.7 million as of September 30, 1999. This $19.5 million decline is primarily related to the $19.2 million decline in loans held for sale over the same period of time.

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

The Company and its five subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of September 30, 1999. As of September 30, 1999, the Company's ratio of total capital to risk weighted assets was 15.47%, the ratio of Tier 1 capital to risk weighted assets was 14.27%, and the ratio of Tier 1 capital to average assets was 10.11%.

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

Net cash flows from operating activities were $27 million in the first nine months of 1999 and $2 million in the first nine months of 1998. Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $42.2 mllion in the nine months ended September 30, 1999, compared to $6.1 million a year earlier. In the first nine months of 1999, net principal disbursed on loans accounted for net outflows of $49.8 million, and securities transactions aggregated a net inflow of $8.7 million. In the first nine months of 1998, net principal disbursed on loans accounted for a net outflow of $12.1 million, and securities transactions resulted in net inflows of $7.4 million.

Cash inflows from financing activities included an increase in deposits of $6.8 million in the first nine months of 1999. This compares with a net inflow associated with deposits of $17.9 million for the same period in 1998. Short-term borrowing resulted in net cash outflows of $68,000 in the nine months of 1999, and outflows of $5.3 million in the nine months of 1998. Payments on notes payable totaled $19.5 million in the first nine months of 1999 compared to inflows of $8.7 million in the first nine months of 1998.

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

                                   OLD SECOND BANCORP, INC.
                                   (REGISTRANT)

                                   /S/ WILLIAM B. SKOGLUND
                                   ----------------------------------------
                                   WILLIAM B. SKOGLUND
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                   /S/ J. DOUGLAS CHEATHAM
                                   ----------------------------------------
                                   J. DOUGLAS CHEATHAM
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

DATE:    NOVEMBER 12, 1999