Form 10-K405
period 1999-12-31
OLD SECOND BANCORP INC
filed 2000-03-29
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number   0-10537
                                               ------------

                            OLD SECOND BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    36-3143493
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                  37 SOUTH RIVER STREET, AURORA, ILLINOIS 60506
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (630) 892-0202
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

            Title of Class             Name of each exchange on which registered
                 NONE                                   NONE
            --------------             -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
                          -----------------------------
                                (Title of Class)

                                 PREFERRED STOCK
                                 ---------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X         NO
                                   -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 21, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $120 million* based upon the price of the last sale on that date.

         The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 5,904,754 at March 21, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's 1999Annual Report are incorporated by reference into Parts I, II and IV.

         Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

----------------
* Based on the last reported price of an actual transaction in registrant's common stock on March 21, 2000 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                            OLD SECOND BANCORP, INC.
                                    FORM 10-K

                                      INDEX


         PART I                                                                                           Page No.
         ------                                                                                           --------
         Item  1           Business                                                                       3 - 12

         Item  2           Properties                                                                     13

         Item  3           Legal Proceedings                                                              13

         Item  4           Submission of Matters to a Vote of Security Holders                            13


         PART II
         -------

         Item  5           Market for the Registrant's Common Equity and
                           Related Stockholder Matters                                                    13

         Item  6           Selected Financial Data                                                        13

         Item  7           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      13

         Item  7A          Quantitative and Qualitative Disclosures about Market Risk                     14

         Item  8           Financial Statements and Supplementary Data                                    14

         Item  9           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                       14

         PART III
         --------

         Item 10           Directors and Executive Officers of the Registrant                             14

         Item 11           Executive Compensation                                                         15

         Item 12           Security Ownership of Certain Beneficial Owners and
                           Management                                                                     15

         Item 13           Certain Relationships and Related Transactions                                 15

         PART IV
         -------

         Item 14           Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                                            15 - 16

                           Signatures                                                                     17


                                     PART I

ITEM 1.  BUSINESS

         Old Second Bancorp, Inc. (the "Company" or the "Registrant") was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"). The Company's office is located at 37 South River Street, Aurora, Illinois 60506.

         The Company conducts a full service community banking and trust business through its wholly-owned subsidiaries, The Old Second National Bank of Aurora, Yorkville National Bank, Bank of Sugar Grove, Burlington Bank, Kane County Bank and Trust Company, and Maple Park Mortgage. The banking subsidiaries are referred to herein as "the Banks." During 1999, the Company simplified its organizational structure by eliminating two bank charters. The Old Second Community Bank of North Aurora and Old Second Community Bank of Aurora were merged into The Old Second National Bank of Aurora ("Old Second").

         The Banks' full service banking businesses include the customary consumer and commercial products and services which banks provide. The following services are included: demand, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashier's checks and foreign currency, direct deposit, discount brokerage debit cards, credit cards, and other special services.

         Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers. Maple Park Mortgage ("Maple Park") originates residential mortgages and handles the secondary marketing of those mortgages.

         The Company's market area is highly competitive. Many financial institutions based in Aurora's surrounding communities and in Chicago, Illinois, operate banking offices in the greater Aurora area or actively compete for customers within the Company's market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

         The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. The Company believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

         Old Second Bank's primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 1990 census, these counties together represent a market of more than 1.4 million people. The city of Aurora has a current reported population of approximately 120,000 residents.

         The banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Maple Park, Kaneville, North Aurora, Yorkville, Plano, Ottawa, Burlington, Elburn, Wasco and Sugar Grove communities and surrounding areas. Old Second also offers complete trust and other fiduciary services to commercial customers and individuals. Non-FDIC insured mutual funds, stocks, bonds, securities and annuities are provided by LPL Financial Services, Inc., a registered broker/dealer and member NASD, SIPC.

         The Banks are subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Aurora banking market, which is geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks.

Within the Yorkville National Bank market, which includes portions of Kane and LaSalle counties and all of Kendall county, there are approximately 10 other banks or banking facilities and several savings and loan associations.

         Since 1992, Maple Park has developed a wholesale (correspondent) division primarily engaged in soliciting mortgage loans in Iowa, Colorado, Wyoming and Illinois. The wholesale division emphasizes developing relationships with financial institutions. Maple Park currently holds contracts with over 300 banks and credit unions. Maple Park operates as a mortgage broker offering a wide range of products including conventional, fixed and adjustable-rate mortgages. The New Leaf division of Maple Park is located in St. Charles and specializes in assisting prospective and current homeowners who do not qualify in the traditional market to obtain mortgages.

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

         At December 31, 1999, the Company employed 536 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                           SUPERVISION AND REGULATION

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Company (the "FDIC"), the Illinois Office of Banks and Real Estate (the "Office"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

         As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiary as the Federal Reserve may require.

         Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, bank holding companies and their non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

         The Illinois Bank Holding Company Act permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies upon satisfactory application to the Illinois office of Banks and Real Estate.

         Under the Illinois Banking Act (the "IBA") and the National Bank Act impose limitations on the amount of dividends that may be paid by banks. Generally, a bank may pay dividends out of its undivided profits, in such amounts and at such time as the bank's board of directors deems prudent. Without prior approval, however, a bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $10.8 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, banking regulators may prohibit the payment of any dividends by the Bank if it is determined that such payment would constitute an unsafe or unsound practice.

         Federal banking regulators require banks and bank holding companies to maintain minimum levels of capital. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The capital guidelines establish the following minimum regulatory capital requirements: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 14.61% and a leverage ratio of 10.17%.

         The Delaware General Company Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

         As FDIC-insured institutions, the banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Company and the banks were well capitalized.

         National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

         Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $39.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $39.3 million, the reserve requirement is $1.179 million plus 10% of the aggregate amount of total transaction accounts in excess of $39.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

                                STATISTICAL DATA

         The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1999 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Rates are derived by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

                          ANALYSIS OF AVERAGE BALANCES,
                        TAX EQUIVALENT INTEREST AND RATES
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                    1999                              1998
                                     --------------------------------- ---------------------------------
                                      Average                            Average
                                      Balance     Interest     Rate      Balance    Interest     Rate
                                     ----------  ----------  --------  -----------  ---------   -------
ASSETS
Interest bearing deposits            $      545  $       35      6.42% $       412  $      26      6.31%
Federal funds sold                       31,720       1,566      4.94       62,980      3,372      5.35
Securities:
 Taxable                                223,707      13,421      6.00      197,219     12,231      6.20
 Non-taxable (tax equivalent)            52,749       3,676      6.97       56,785      4,008      7.06
                                     ----------  ----------  --------  -----------  ---------   -------
   Total securities                     276,456      17,097      6.18      254,004     16,239      6.39
Loans and loans held for sale           600,917      49,319      8.21      575,239     49,598      8.62
                                     ----------  ----------  --------  -----------  ---------   -------
   Total interest earning assets        909,638      68,017      7.48      892,635     69,235      7.76
Cash and due from banks                  34,923           -         -       35,824          -         -
Allowance for loan losses                (8,244)          -         -       (7,478)         -         -
Other noninterest-bearing assets         45,628           -         -       41,439          -         -
                                     ----------  ----------  --------  -----------  ---------   -------
   Total assets                      $  981,945      68,017      6.93  $   962,420     69,235      7.19
                                     ==========  ----------  --------  ===========  ---------   -------

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing transaction
 accounts                            $   67,090       1,120      1.67  $    91,003      1,496      1.64
Savings accounts                        308,422       8,478      2.75      244,048      7,580      3.11
Time deposits                           335,862      17,618      5.25      354,642     20,287      5.72
                                     ----------  ----------  --------  -----------  ---------   -------
Interest bearing deposits               711,374      27,216      3.83      689,693     29,363      4.26
Repurchase agreements                    18,146         698      3.85       19,511        828      4.24
Federal funds purchased and
 other borrowed funds                     2,921         122      4.18        3,102        162      5.22
Notes payable                            18,965       1,118      5.90       29,343      1,876      6.39
                                     ----------  ----------  --------  -----------  ---------   -------
   Total interest bearing
    liabilities                         751,406      29,154      3.88      741,649     32,229      4.35
Noninterest bearing deposits            116,623           -         -      115,723          -         -
Accrued interest and other
 liabilities                             11,032           -         -       10,570          -         -
Stockholders' equity                    102,884           -         -       94,478          -         -
                                     ----------  ----------  --------  -----------  ---------   -------
Total liabilities and
 stockholders' equity                $  981,945      29,154      2.97  $   962,420     32,229      3.35
                                     ==========  ----------  --------  ===========  ---------   -------
Net interest income
 (tax equivalent)                                $   38,863                         $  37,006
                                                 ==========                         =========
Net interest income
 (tax equivalent)
 to total earning assets                                         4.27%                             4.15%
                                                           ==========                         =========
Interest bearing liabilities
 to earnings assets                       82.60%                             83.09%
                                     ==========                        ===========


                                                     1997
                                      --------------------------------
                                       Average
                                       Balance     Interest     Rate
                                      ----------   ---------  --------
ASSETS
Interest bearing deposits             $      298   $      22      7.38%
Federal funds sold                        43,803       2,407      5.50
Securities:
 Taxable                                 204,352      13,025      6.37
 Non-taxable (tax equivalent)             61,830       4,425      7.16
                                      ----------   ---------  --------
   Total securities                      266,182      17,450      6.56
Loans and loans held for sale            521,680      46,585      8.93
                                      ----------   ---------  --------
   Total interest earning assets         831,963      66,464      7.99
Cash and due from banks                   34,513           -         -
Allowance for loan losses                 (6,664)          -         -
Other noninterest-bearing assets          41,548           -         -
                                      ----------   ---------  --------
   Total assets                       $  901,360      66,464      7.37
                                      ==========   ---------  --------

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing transaction
 accounts                             $  111,170       2,194      1.97
Savings accounts                         185,304       5,726      3.09
Time deposits                            373,433      21,672      5.80
                                      ----------   ---------  --------
Interest bearing deposits                669,907      29,592      4.42
Repurchase agreements                     13,958         690      4.94
Federal funds purchased and
 other borrowed funds                      3,415         180      5.27
Notes payable                              8,991         589      6.55
                                      ----------   ---------  --------
   Total interest bearing
    liabilities                          696,271      31,051      4.46
Noninterest bearing deposits             109,219           -         -
Accrued interest and other
 liabilities                               9,014           -         -
Stockholders' equity                      86,856           -         -
                                      ----------   ---------  --------
Total liabilities and
 stockholders' equity                 $  901,360      31,051      3.44
                                      ==========   ---------  --------
Net interest income
 (tax equivalent)                                  $  35,413
                                                   =========
Net interest income
 (tax equivalent)
 to total earning assets                                          4.26%
                                                             =========
Interest bearing liabilities
 to earnings assets                        83.69%
                                      ==========


Notes: Nonaccrual loans are included in the above stated average balances. Tax equivalent basis is calculated using a marginal tax rate of 34%.

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate. Interest income is measured on a tax equivalent basis using a 34% rate.

             ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME


                                                            1999 Compared to 1998                       1998 Compared to 1997
                                           -----------------------------------------   -----------------------------------------
                                               Change Due to                               Change Due to
                                           --------------------------                  --------------------------
                                             Average        Average        Total         Average        Average        Total
                                             Balance         Rate          Change        Balance         Rate          Change
                                           ------------   -----------   ------------   -----------    -----------   ------------
EARNING ASSETS/INTEREST INCOME
Interest bearing deposits                  $          8   $         1   $          9   $         7    $        (3)  $          4
Federal funds sold                               (1,562)         (244)        (1,806)        1,028            (63)           965
Securities:
   Taxable                                        1,600          (410)         1,190          (448)          (346)          (794)
   Tax-exempt                                      (282)          (50)          (332)         (357)           (60)          (417)
Loans and loans held for sale                     2,163        (2,442)          (279)        4,659         (1,646)         3,013
                                           ------------   -----------   ------------   -----------    -----------   ------------
TOTAL EARNING ASSETS                              1,927        (3,145)        (1,218)        4,889         (2,118)         2,771
                                           ------------   -----------   ------------   -----------    -----------   ------------

LIABILITIES/INTEREST EXPENSE
Interest bearing transaction accounts              (399)           23           (376)         (364)          (334)          (698)
Savings accounts                                  1,839          (941)           898         1,824             30          1,854
Time deposits                                    (1,039)       (1,630)        (2,669)       (1,079)          (306)        (1,385)
Repurchase agreements                               (56)          (74)          (130)          246           (108)           138
Federal funds purchased and
  other borrowed funds                               (9)          (31)           (40)          (16)            (2)           (18)
Notes payable                                      (621)         (137)          (758)        1,301            (14)         1,287
                                           ------------   -----------   ------------   -----------    -----------   ------------
INTEREST BEARING LIABILITIES                       (285)       (2,790)        (3,075)        1,912           (734)         1,178
                                           ------------   -----------   ------------   -----------    -----------   ------------
NET INTEREST INCOME                        $      2,212   $      (355)  $      1,857   $     2,977    $    (1,384)  $      1,593
                                           ============   ===========   ============   ===========    ===========   ============

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

          SECURITIES PORTFOLIO COMPOSITION


                                                       1999                       1998                        1997
                                            -------------------------  --------------------------  -------------------------
                                                             % of                        % of                       % of
                                               Amount     Portfolio       Amount      Portfolio       Amount      Portfolio
                                            ------------- -----------  -------------  -----------  -------------  ----------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities                    $     10,016       3.70%   $      9,742         3.33%  $     15,806        5.98%
U.S. Government agencies                         166,186       61.34        181,915        62.22        144,311       54.57
States and political subdivisions                 66,900       24.69         67,044        22.93         77,200       29.19
Mortgage-backed securities                        25,245        9.32         31,212        10.68         25,407        9.61
Other securities                                   2,565        0.95          2,452         0.84          1,743        0.66
                                            ------------- -----------  -------------  -----------  -------------  ----------
                                            $    270,912     100.00%   $    292,365       100.00%  $    264,467      100.00%
                                            ============= ===========  =============  ===========  =============  ==========


The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 1999. Yields are calculated on a tax equivalent basis using a 34% rate.

               SECURITIES AVAILABLE FOR SALE - MATURITY AND YIELDS


                                                             After One But        After Five But
                                      Within One Year       Within Five Year     Within Ten Year
                                    -------------------  ---------------------  -------------------
                                     Amount     Yield      Amount      Yield     Amount     Yield
                                    ---------   ------   ----------   --------  ---------   ------
U.S. Treasury securities            $   5,504    3.70%   $   4,512      4.01%   $       -      - %
U.S. government agencies               28,045    3.78      121,687      3.94       13,701    3.91
U.S. government agency
    mortgage backed securities              -       -           87      5.81           80    4.00
States and political subdivisions       6,479    5.43       30,443      5.05       18,063    4.72
Collateralized mortgage obligations         -       -          166      3.94        6,193    3.91
Other securities                            -       -            2      4.01            -       -
                                    ---------   ------   ----------   --------  ---------   ------
    Total                           $  40,028    4.04%   $ 156,897      4.16%   $  38,037    4.29%
                                    =========   ======   ==========   ========  =========   ======



                                      After Ten Years             Total
                                    -------------------  ---------------------
                                     Amount     Yield      Amount      Yield
                                    ---------   ------   ----------   --------
U.S. Treasury securities            $       -        -%  $   10,016       3.84%
U.S. government agencies                    -        -      163,433       3.91
U.S. government agency
    mortgage backed securities          2,587     4.00        2,754       4.06
States and political subdivisions      11,915     4.72       66,900       4.94
Collateralized mortgage obligations    18,885     3.91       25,244       3.91
Other securities                        2,563     2.56        2,565       2.56
                                    ---------   ------   ----------   --------
    Total                           $  35,950     6.79%  $  270,912       4.15%
                                    =========   ======   ==========   ========

As of December 31, 1999, net unrealized losses of $3,280,000, reduced by deferred income taxes of $1,303,000, resulted in a decrease in equity capital of $1,977,000. As of December 31, 1998, net unrealized gains of $4,613,000, reduced by deferred income taxes of $1,790,000, resulted in an increase in equity capital of $2,823,000.

The following table presents the composition of the loan portfolio at December
31, for the years indicated:

                                 LOAN PORTFOLIO


                                      1999            1998           1997            1996           1995
                                  -------------   ------------   ------------    ------------   ------------
Commercial and industrial             $ 151,771      $ 143,047      $ 146,591       $ 143,961      $ 141,948
Real estate - commercial*               175,010        165,459        287,167         248,742        239,081
Real estate - construction               58,833         46,361         43,095          40,437         35,653
Real estate - residential*              159,743        144,434              -               -              -
Installment                              65,491         57,471         58,127          49,164         45,847
                                  -------------   ------------   ------------    ------------   ------------
  Gross loans                           610,848        556,772        534,980         482,304        462,529
Unearned discount                           (78)          (227)          (348)           (390)          (502)
                                  -------------   ------------   ------------    ------------   ------------
  Total loans                           610,770        556,545        534,632         481,914        462,027
Allowance for loan losses                (8,444)        (7,823)        (6,923)         (6,403)        (5,676)
                                  -------------   ------------   ------------    ------------   ------------
  Loans, net                          $ 602,326      $ 548,722      $ 527,709       $ 475,511      $ 456,351
                                  ==============  =============  =============   =============  =============

* Real estate residential loans for years prior to 1998 are included in Real estate commercial loans in the preceding table.

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 1999:

                     MATURITY AND RATE SENSITIVITY OF LOANS


                                                      Over 1 Year
                                                    Through 5 Years                  Over 5 Years
                                              ----------------------------   ----------------------------
                                 One Year        Fixed          Floating        Fixed         Floating
                                 or Less          Rate            Rate           Rate           Rate           Total
                               ------------   ------------    ------------   ------------   -------------   ------------
Commercial and industrial      $    102,750   $     43,698    $      4,435   $        744   $         144   $    151,771
Real estate                          95,437        174,326         106,359         13,438           4,026        393,586
Installment                          33,900         31,493               8             90               -         65,491
                               ------------   ------------    ------------   ------------   -------------   ------------
  Total                        $    232,087   $    249,517    $    110,802   $     14,272   $       4,170   $    610,848
                               ============   ============    ============   ============   =============   ============


The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

                              NONPERFORMING ASSETS


                                             1999           1998           1997           1996           1995
                                         -----------    -----------    -----------    -----------    -----------
Nonaccrual loans                         $     1,298    $       768    $     2,189    $     3,505    $     4,514
Loans past due 90 days or more
  and still accruing interest                    742          1,417          1,011            622            245
Restructured loans                                 -             13            122              -             58
                                         -----------    -----------    -----------    -----------    -----------
     Total nonperforming loans                 2,040          2,198          3,322          4,127          4,817
Other real estate                                 79            497            482            126            119
                                         -----------    -----------    -----------    -----------    -----------
     Total nonperforming assets          $     2,119    $     2,695    $     3,804    $     4,253    $     4,936
                                         ===========    ===========    ===========    ===========    ===========

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately
$50,000, $23,000, and $84,000 was recorded during 1999, 1998, and 1997, on loans in nonaccrual status at year-end. Interest income which would have been recognized during 1999, 1998, and 1997, had these loans been on an accrual basis throughout the year, was approximately $142,000, $114,000, and $273,000.

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                               1999           1998           1997           1996           1995
                                                          ------------   ------------   ------------   ------------   ------------
Average total loans (exclusive of loans held for sale)    $    579,660   $    543,965   $    521,906   $    454,708   $    434,403
                                                          ============   ============   ============   ============   ============

Allowance at beginning of year                            $      7,823   $      6,923        $ 6,968   $      6,686   $      6,370
Charge-offs:
       Commercial and industrial                                    48            286          1,285            615          3,299
       Real estate                                                 366             10            148            117            134
       Installment and other loans                                 238            256            209            169            185
                                                          ------------   ------------   ------------   ------------   ------------
              Total charge-offs                                    652            552          1,642            901          3,618
                                                          ------------   ------------   ------------   ------------   ------------
Recoveries:
       Commercial and industrial                                    20            132            176            362            431
       Real estate                                                 246             45            105              -             11
       Installment and other loans                                  77             62             60             73             93
                                                          ------------   ------------   ------------   ------------   ------------
              Total recoveries                                     343            239            341            435            535
                                                          ------------   ------------   ------------   ------------   ------------
Net charge-offs                                                    309            313          1,301            466          3,083
Provision for loan losses                                          930          1,213          1,256            748          3,399
                                                          ------------   ------------   ------------   ------------   ------------
Allowance at end of period                                $      8,444   $      7,823   $      6,923   $      6,968   $      6,686
                                                          ============   ============   ============   ============   ============

Net charge-offs to average loans                                 0.05%          0.06%          0.25%          0.10%          0.71%
Allowance at year end to average loans                           1.46%          1.44%          1.33%          1.53%          1.54%


The provision for loan losses is based upon management's estimate of anticipated loan losses and its evaluation of the adequacy of the allowance for loan losses. Factors which influence management's judgement in estimating loan losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, and other factors that, in management's judgment, deserve evaluation in estimating loan losses.

The following table shows the Company's allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                   1999                 1998                 1997                  1996               1995
                           --------------------------------------------------------------------------------------------------------
                                      Loan Type            Loan Type            Loan Type            Loan Type           Loan Type
                                      to Total             to Total             to Total             to Total             to Total
                             Amount     Loans     Amount     Loans     Amount     Loans    Amount     Loans     Amount     Loans
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Commercial and industrial  $   5,040      24.9% $   4,675      25.7% $   4,100     27.4%  $   4,100      29.8% $   3,990      35.8%
Real estate - construction       230       9.6        210       8.3        185       8.1        185       8.4        180       7.9
Real estate - mortgage         1,370      54.8      1,250      55.7      1,060      53.6      1,060      51.6      1,040      45.3
Installment and other loans    1,665      10.7      1,545      10.3      1,430      10.9      1,430      10.2      1,248      11.0
Unallocated                      139                  143                  148                  193                  228
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
    Total                  $   8,444     100.0% $   7,823     100.0% $   6,923     100.0% $   6,968     100.0% $   6,686     100.0%
                           =========  ========  =========  ========  =========  ========  =========  ========  =========  ========

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 1999:

                   TIME DEPOSITS OF $100,000 OR MORE


3 months or less                              $     31,618
Over 3 months through 6 months                      28,637
Over 6 months through 12 months                     10,458
Over 12 months                                       4,984
                                              ------------
                                              $     75,697
                                              ============

The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders' equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting this criteria. Information presented is as of or for the year ended December 31, for the years indicated:

                           SHORT-TERM BORROWINGS


                                                                  1999            1998            1997
                                                             -------------   -------------   -------------
Balance at end of year                                       $      27,610   $      37,107   $      31,023
Weighted average interest rate                                        3.08%           2.49%           4.37%
Maximum month-end amount outstanding during the year         $      31,499   $      37,107   $      31,021
Average amount outstanding during the year                   $      20,974   $      22,640   $      17,296
Weighted average interest rate during the year                        3.91%           4.37%           5.02%



The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

                                 SELECTED RATIOS


                                                1999            1998            1997
                                            -----------     -----------     -----------
Return on average total assets                     1.26%           1.15%           1.06%
Return on average equity                          12.06%          11.69%          11.04%
Average equity to average assets                  10.48%           9.82%           9.64%
Dividend payout ratio                             28.43%          24.86%          28.66%


ITEM 2.  PROPERTIES

         Old Second is located at 37 South River Street, Aurora, Illinois. Old Second has full-service branches located in Illinois at: 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 1100 South County Line Road, Maple Park, and 2 S 101 Harter Road, Kaneville. Old Second has trust offices at 37 South River Street in Aurora and 321 James Street in Geneva.

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

         With the exception of Yorkville's main banking facility, all Banks have onsite 24 hour Automatic Teller Machines ("ATMs"). Old Second also has two offsite ATMs, and Yorkville has one offsite ATM. Their customers can use certain other financial institutions' offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

         Maple Park operates a retail division from leased offices in St. Charles, Sycamore, Oswego, and Rockford, Illinois. The main office is located at 1450 West Main Street in St. Charles.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has certain collection suits in the ordinary course of business against its debtors and is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company incorporates by reference the information contained on page 29 of the 1999 Annual Report (attached hereto as Exhibit 13) under the caption "Corporate Information." As of March 21, 2000, there were 1,261 holders of record of the Company's common stock.

         The Company also incorporates by reference the information contained on page 24 of the 1999 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note P: Capital"

ITEM 6.  SELECTED FINANCIAL DATA

         The Company incorporates by reference the information contained on page 4 of the 1999 Annual Report (attached hereto as Exhibit 13) under the caption "Old Second Bancorp, Inc. and Subsidiaries Financial Highlights."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates by reference the information contained on pages 5 - 10 of the 1999 Annual Report (attached hereto as Exhibit 13) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company incorporates by reference the information contained on pages 9 and 10 of the 1999 Annual Report (attached hereto as Exhibit 13) under the caption "Interest Rate Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company incorporates by reference the following financial statements and related notes from the 1999 Annual Report (attached hereto as Exhibit 13):


                                                                                                   ANNUAL REPORT
                                                                                                      PAGE NO.
                                                                                                   -------------
         Consolidated Balance Sheets                                                                      11
         Consolidated Statements of Income                                                                12
         Consolidated Statements of Cash Flows                                                            13
         Consolidated Statements of Changes in Stockholders' Equity                                       14
         Notes to Consolidated Financial Statements                                                       15-27
         Independent Auditors' Report                                                                     28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference the information contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders on pages 5 through 8 under the caption "Election of Directors" and on page 3 under the caption
"Compliance with Section 16(a) of the Exchange Act."

EXECUTIVE OFFICERS OF THE REGISTRANT AND SUBSIDIARY


NAME, AGE AND YEAR
BECAME EXECUTIVE OFFICER
OF THE REGISTRANT                   POSITIONS WITH REGISTRANT
-------------------------           ---------------------------------
James Benson                        Chairman of the Board
Age 69   1971

William B. Skoglund                 President and CEO of Old Second Bancorp, Inc.
Age 49   1992                       President and CEO of Old Second National Bank

George Starmenn III                 Executive Vice President and Secretary of Old Second Bancorp, Inc.
Age 56   1995                       Executive Vice President and Senior Trust Officer of Old Second National Bank

J. Douglas Cheatham                 Vice President and Chief Financial Officer of Old Second Bancorp, Inc.
Age 43   1999


         There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

ITEM 11.     EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained on pages 5 - 8 of the Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Election of Directors," and on pages 8 - 9 under the caption "Executive Compensation." The sections in the Proxy Statement marked "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" are furnished for the information of the Commission and are not deemed to be "filed" as part of this Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained on pages 14, 16 and 17 of the Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements and related notes are incorporated by reference from the 1999 Annual Report (attached hereto as Exhibit 13).


                                                                                                 ANNUAL REPORT
                                                                                                    PAGE NO.
                                                                                                 -------------
         Consolidated Balance Sheets                                                                  11
         Consolidated Statements of Income                                                            12
         Consolidated Statements of Cash Flows                                                        13
         Consolidated Statements of Changes in Stockholders' Equity                                   14
         Notes to Consolidated Financial Statements                                                   15-27
         Independent Auditors' Report                                                                 28


     (a)(2)  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules as required by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

     (a)(3) EXHIBITS

         The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:


      ITEM 601
    TABLE II. NO.
    -------------
       (3)(a)         Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the
                      Company's S-14 filed on January 22, 1982.)

       (3)(b)         By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company's S-14 filed on January 22, 1982.)

      (10)(d)         Form of Compensation and Benefits Assurance Agreements

        (13)          The Company's 1999 Annual Report to Stockholders

        (22)          A list of all subsidiaries of the Company

        (23)          Consent of Ernst & Young, LLP

        (27)          Financial Data Schedule



                      (b) REPORTS ON FORM 8-K

                               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLD SECOND BANCORP, INC.

                              BY:  /s/ JAMES E. BENSON
                                   --------------------------------
                                   James E. Benson
                                   Chairman of the Board


                              BY:  /s/ WILLIAM B. SKOGLUND
                                   --------------------------------
                                   William B. Skoglund
                                   President and Chief Executive Officer


DATE:    March 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                                           TITLE                                          DATE
          ---------                                           -----                                          ----
/s/ JAMES BENSON                                     Chairman of the Board, Director                      March 27, 2000
------------------------------------
Calvin R. Myers                                      President and Chief Executive Officer


/s/ WILLIAM B. SKOGLUND                              President and Chief Executive Officer, Director      March 27, 2000
------------------------------------
William B. Skoglund

/s/ WALTER ALEXANDER                                 Director                                             March 27, 2000
------------------------------------
Walter Alexander

/s/ MARVIN FAGEL                                     Director                                             March 27, 2000
------------------------------------
Marvin Fagel

/s/ WILLIAM KANE                                     Director                                             March 27, 2000
------------------------------------
William Kane

/s/ KENNETH LINDGREN                                 Director                                             March 27, 2000
------------------------------------
Kenneth Lindgren

/s/ JESSE MABERRY                                    Director                                             March 27, 2000
------------------------------------
Jesse Maberry

/s/ WILLIAM MEYER                                    Director                                             March 27, 2000
------------------------------------
William Meyer

/s/ LARRY SCHUSTER                                   Director                                             March 27, 2000
------------------------------------
Larry Schuster

/s/ GEORGE STARMANN III                              Director                                             March 27, 2000
------------------------------------
George Starmann III



   EXHIBIT                                                                                                            SEQUENTIAL
     NO.                                            DESCRIPTION OF EXHIBITS                                            PAGE NO.
-----------------------------------------------------------------------------------------------------------------------------------
   (3)(a)     Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company's S-14          --
              filed on January 22, 1982.)

-----------------------------------------------------------------------------------------------------------------------------------

   (3)(b)     By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company's S-14 filed on January          --
              22, 1982.)

-----------------------------------------------------------------------------------------------------------------------------------

   (10)(d)    Form of Compensation and Benefits Assurance Agreement                                                       --

-----------------------------------------------------------------------------------------------------------------------------------

    (13)      The Company's 1999 Annual Report to Stockholders                                                           20-50

-----------------------------------------------------------------------------------------------------------------------------------

    (22)      A list of all subsidiaries of the Company                                                                   51

-----------------------------------------------------------------------------------------------------------------------------------

    (23)      Consent of Ernst & Young LLP                                                                                52

-----------------------------------------------------------------------------------------------------------------------------------

    (27)      Financial Data Schedule                                                                                     --

-----------------------------------------------------------------------------------------------------------------------------------
