Form 10-Q
period 2000-03-31
OLD SECOND BANCORP INC
filed 2000-05-11
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          For transition period from ____ to ____

                         Commission File Number 0 -10537

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

                                 (630) 892-0202
               ---------------------------------------------------
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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2000, the Registrant had outstanding 5,904,794 shares of common stock, $1.00 par value per share.

                            OLD SECOND BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I

                                                                          Page
                                                                        Number
Item 1.   Financial Statements..............................................3
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................8

PART II
Item 1.   Legal Proceedings................................................13
Item 2.   Changes in Securities............................................13
Item 3.   Defaults Upon Senior Securities..................................13
Item 4.   Submission of Matters to a Vote of Security Holders..............13
Item 5.   Other Information................................................13
Item 6.   Exhibits and Reports on Form 8-K.................................13

      Signatures...........................................................14


                         PART I - FINANCIAL INFORMATION

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 March 31,    December 31,
                                                                   2000          1999
                                                              ------------   -------------
ASSETS
Cash and due from banks                                       $    33,409    $    42,800
Interest bearing balances with banks                                2,285            575
Federal funds sold                                                 16,675         25,900
                                                              ------------   -------------
     Cash and cash equivalents                                     52,369         69,275
Securities available for sale                                     289,083        270,912
Loans held for sale                                                 8,306          8,437
Loans                                                             637,374        610,770
Allowance for loan losses                                           8,852          8,444
                                                              ------------   -------------
     Net loans                                                    628,522        602,326
Premises and equipment, net                                        21,113         20,665
Other real estate owned                                              --               79
Mortgage servicing rights, net                                        189          7,658
Goodwill, net                                                       2,894          3,004
Core deposit intangible assets, net                                 2,398          2,487
Accrued interest and other assets                                  15,684         13,665
                                                              ------------   -------------
     Total assets                                             $ 1,020,558    $   998,508
                                                              ============   =============
LIABILITIES
Deposits:
   Demand                                                     $   124,996    $   126,808
   Savings                                                        402,896        387,647
   Time                                                           354,074        333,881
                                                              ------------   -------------
     Total deposits                                               881,966        848,336
Securities sold under repurchase agreements                        18,760         17,289
Other short-term borrowing                                          1,351         10,321
Notes payable                                                       5,027          9,467
Accrued interest and other liabilities                             10,067          9,334
                                                              ------------   -------------
     Total liabilities                                            917,171        894,747

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
   authorized 300,000 shares; none issued                            --             --
Common stock, no par value; authorized 10,000,000 shares;
   issued 6,103,830 in 2000 and 6,102,362 in 1999                   6,104          6,102
Surplus                                                             9,799          9,773
Retained earnings                                                  94,719         92,143
Unrealized net gain (loss) on securities available for sale        (2,307)        (1,977)
Treasury stock, at cost, 199,036 shares in 2000
   and 81,500 shares in 1999                                       (4,928)        (2,280)
                                                              ------------   -------------
     Total stockholders' equity                                   103,387        103,761
                                                              ------------   -------------
     Total liabilities and stockholders' equity               $ 1,020,558    $   998,508
                                                              ============   =============


See accompanying notes to consolidated financial statements.

                   OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2000 and 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              2000         1999
                                                           ----------   ----------
INTEREST INCOME
Loans, including fees                                      $   12,702   $   11,472
Loans held for sale                                               166          559
Securities:
     Taxable                                                    3,502        3,389
     Tax-exempt                                                   665          644
Federal funds sold                                                326          471
Interest bearing deposits                                           8            7
                                                           ----------   ----------
     Total interest income                                     17,369       16,542

INTEREST EXPENSE
Savings deposits                                                2,733        2,169
Time deposits                                                   4,552        4,596
Repurchase agreements                                             165          169
Other short-term borrowing                                         52           24
Notes payable                                                      76          385
                                                           ----------   ----------
     Total interest expense                                     7,578        7,343
                                                           ----------   ----------
     Net interest income                                        9,791        9,199
Provision for loan losses                                         210          201
                                                           ----------   ----------
     Net interest income after provision for loan losses        9,581        8,998

NONINTEREST INCOME
Trust income                                                    1,281        1,227
Service charges on deposits                                       826          749
Secondary mortgage fees                                            96          338
Mortgage servicing income                                         234          418
Gain on sale of loans                                             791        1,842
Securities gains, net                                            --           --
Other income                                                    1,271          394
                                                           ----------   ----------
     Total noninterest income                                   4,499        4,968

NONINTEREST EXPENSE
Salaries and employee benefits                                  5,092        5,253
Occupancy expense, net                                            639          603
Furniture and equipment expense                                   852        1,000
Amortization of goodwill                                          110          110
Amortization of core deposit intangible assets                     89           89
Other expense                                                   2,160        2,627
                                                           ----------   ----------
     Total noninterest expense                                  8,942        9,682
                                                           ----------   ----------
Income before income taxes                                      5,138        4,284
Provision for income taxes                                      1,678        1,351
                                                           ----------   ----------
    Net income                                             $    3,460   $    2,933
                                                           ==========   ==========

PER SHARE INFORMATION:
Ending number of shares                                     5,904,794    6,102,362
Average number of shares                                    5,968,019    6,102,362
Diluted average number  of shares                           5,976,128    6,114,567
Basic earnings per share                                   $     0.58   $     0.48
Diluted earnings per share                                 $     0.58   $     0.48


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                 (In thousands)


                                                                               2000        1999
                                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  3,460    $  2,933
Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                                430         551
      Amortization of mortgage servicing rights                                    56          48
      Provision for loan losses                                                   210         201
      Net change in mortgage loans held for sale                                  131       3,600
      Net gains on sales of loans                                                (791)     (1,842)
      Change in net income taxes payable                                       (2,151)       (251)
      Change in accrued interest and other assets                              (2,019)       (135)
      Change in accrued interest and other liabilities                          3,130       1,886
      Premium amortization and discount accretion on securities                   101         167
      Amortization of goodwill                                                    110         110
      Amortization of core deposit intangible assets                               89          89
      Sale of mortgage servicing rights                                           765        --
                                                                             ---------   ---------
   Net cash from operating activities                                           3,521       7,357
                                                                             ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities available for sale            15,007      31,014
Purchases of securities available for sale                                    (33,834)    (19,961)
Net principal disbursed or repaid on loans                                    (26,406)     (4,937)
Proceeds from sales of other real estate                                           79         103
Property and equipment expenditures                                              (878)       (768)
Proceeds from sale of mortgage servicing rights                                 7,439
                                                                             ---------   ---------
   Net cash from investing activities                                         (38,593)      5,451
                                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                         33,630     (10,634)
Net change in repurchase agreements                                             1,471     (17,884)
Net change in other short-term borrowing                                       (8,970)     (2,265)
Net change in notes payable                                                    (4,440)     (9,167)
Proceeds from exercise of incentive stock options                                  28        --
Dividends paid                                                                   (905)       (763)
Purchase of treasury stock                                                     (2,648)       --
                                                                             ---------   ---------
   Net cash from financing activities                                          18,166     (40,713)
                                                                             ---------   ---------
   Net change in cash and cash equivalents                                    (16,906)    (27,905)
   Cash and cash equivalents at beginning of period                            69,275      92,152
                                                                             ---------   ---------
   Cash and cash equivalents at end of period                                $ 52,369    $ 64,247
                                                                             =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                            $  1,347    $  1,256
Interest paid                                                                   4,672       4,642


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 2 - SECURITIES

Securities available for sale are summarized as follows:


                                                     Gross     Gross
                                       Amortized  Unrealized  Unrealized  Fair
                                          Cost       Gains     Losses     Value
                                       ---------  ---------- ---------- ---------
MARCH 31, 2000:
   U.S. Treasury                       $  9,532   $   --     $     52   $  9,480
   U.S. Government agencies             188,198        107      3,641    184,664
   States and political subdivisions     67,889        948        649     68,188
   Mortgage backed securities            24,731       --          545     24,186
   Other securities                       2,565       --          --       2,565
                                       ---------  ---------- ---------- ---------
                                       $292,915   $  1,055   $  4,887   $289,083
                                       =========  ========== ========== =========
DECEMBER 31, 1999:
   U.S. Treasury                       $ 10,043   $      3   $     30   $ 10,016
   U.S. Government agencies             169,271        105      3,190    166,186
   States and political subdivisions     66,685        808        593     66,900
   Mortgage backed securities            25,623         67        445     25,245
   Other securities                       2,565       --          --       2,565
                                       ---------  ---------- ---------- ---------
                                       $274,187   $    983   $  4,258   $270,912
                                       =========  ========== ========== =========


NOTE 3 - LOANS

Major classifications of loans were as follows:


                              March 31,  December 31,
                                2000         1999
                             ---------   ------------
Commercial and industrial    $ 155,965    $ 151,771
Real estate - commercial       190,435      175,010
Real estate - construction      53,879       58,833
Real estate - residential      168,098      159,743
Installment                     69,056       65,491
                             ---------   ------------
                               637,433      610,848

Unearned discount                  (59)         (78)
                             ---------   ------------
                             $ 637,374    $ 610,770
                             =========   ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses as of March 31, are summarized as follows:


                              2000       1999
                            -------    -------
Balance, January 1          $ 8,444    $ 7,823
Provision for loan losses       210        201
Loans charged-off              (121)      (100)
Recoveries                      319        155
                            -------    -------
Balance, end of period      $ 8,852    $ 8,079
                            =======    =======


NOTE 5 - NOTES PAYABLE

The Company has a $40 million line of credit available with Marshall & Ilsley Bank, under which $5.0 million was outstanding as of March 31, 2000 and $9.5 million was outstanding as of December 31, 1999. The note bears interest at the rate of 1% over the Federal Funds rate. This borrowing is for the purpose of funding loans held for sale at the Maple Park Mortgage subsidiary and other corporate purposes.

NOTE 6 - EARNINGS PER SHARE

Earnings per share for the three months ended March 31, were as follows (share data not in thousands):


                                                   2000         1999
                                                ----------   ----------
Basic Earnings Per Share:
   Weighted-average common shares outstanding    5,968,019    6,102,362
   Net income                                   $    3,460   $    2,933
   Basic earnings per share                     $     0.58   $     0.48

Diluted Earnings Per Share:
   Weighted-average common shares outstanding    5,968,019    6,102,362
   Dilutive effect of stock options                  8,109       14,765
                                                ----------   ----------
   Diluted average common shares outstanding     5,976,128    6,117,127
   Net income                                   $    3,460   $    2,933
   Diluted earnings per share                   $     0.58   $     0.48


NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, was as follows:


                                         2000       1999
                                       --------   --------
Net Income                             $ 3,460    $ 2,933
Other comprehensive loss, net of tax      (330)      (846)
                                       -------    -------
Comprehensive income                   $ 3,130    $ 2,087
                                       =======    =======

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 2000 was $3,460,000, or 58 cents diluted earnings per share, compared to $2,933,000 or 48 cents per share in the first quarter of 1999. This was an 18% increase in earnings, or 20.8% on a per share basis. The increase in net income for the quarter was primarily a result of an increase in net interest income. Noninterest income declined $469,000 and noninterest expenses declined $740,000 from the first quarter of 1999 to the first quarter of 2000. The first quarter return on equity increased from 11.91% in the first quarter of 1999, to 12.82% in the same period of 2000.

Net interest income was $9.8 million and $9.2 million during the three months ended March 31, 2000 and 1999, an increase of 6.5%. The Company's net interest margin was 4.37% for the three months ended March 31, 2000, and 4.24% a year earlier. The increase in the ratio has resulted from two primary factors. First, the cost of funds as a percent of earning assets funded has declined slightly from 3.30% to 3.26%. In some cases, time deposits that were opened when interest rates were higher are re-pricing to lower rates. Second, the yield on earning assets has increased from 7.53% to 7.63% over the same period of time. A proportionately greater allocation to loans and an increase in interest rates have contributed to the increase.

Noninterest income was $4,499,000 during the first quarter of 2000 and $4,968,000 in the first quarter of 1999, a decline of $469,000, or 9.4%. This decrease was primarily due to the increase in interest rates and the corresponding decrease in residential mortgage originations. Gains on sales of mortgage loans declined to $791,000 in the first quarter of 2000, from $1,842,000 in the first quarter of 1999.

Unamortized mortgage servicing rights totaled approximately $7.7 million as of December 31, 1999. During the first quarter of 2000, Maple Park Mortgages entered into an agreement to sell the majority of the mortgage servicing rights. A gain of $765,000 was recorded at the time of the sale and is included in other income. A portion of the sale amount has been retained to compensate the buyer for short-term prepayments. Maple Park Mortgage intends to sell mortgage loans on a servicing-released basis instead of retaining originated servicing rights. As a result of the sale of mortgage servicing rights, servicing income declined from $1,842,000 in the first quarter of 1999 to $791,000 in the first quarter of 2000.

Trust income was $54,000 higher in the first quarter of 2000 than in the first quarter of 1999. Other income, which includes the gain on sale of mortgage servicing rights, was $877,000 higher in the first quarter of 2000 than a year earlier. Excluding the gain, other income would have increased $122,000.

Noninterest expenses were $8,942,000 during the first quarter of 2000, a decline of $740,000 from $9,682,000 in the first quarter of 1999. The decrease in noninterest expenses is primarily the result of a decrease in expenses of Maple Park Mortgage as this business has declined as a result of an increase in interest rates. Salaries and benefits, which account for over half of noninterest expenses, decreased $161,000, in part, due to lower expenses at Maple Park Mortgage.

FINANCIAL CONDITION

LOANS

Total loans were $637.4 million as of March 31, 2000, an increase of $26.6 million for the three month period, from $610.8 million as of December 31, 1999. The largest increases in loan classifications were in commercial and residential real estate loans, which increased $15.4 million and $8.4 million, respectively. Commercial and industrial loans and installment loans increased $4.2 million and $3.6 million, respectively. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $1.04 million as of March 31, 2000, down from $2.04 million a as of December 31, 1999. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. The provision for loan losses was $210,000 in the first quarter of 2000 and $201,000 in the first quarter of 1999. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.39% as of March 31, 2000, compared to 1.38% as of December 31, 1999. In management's judgment, an adequate allowance for possible future losses has been established.

DEPOSITS AND BORROWING

Total deposits were $882.0 million as of March 31, 2000, an increase of $33.7 million from $848.3 million as of December 31, 1999. The acquisition of a direct competitor in the market by an out-of state institution contributed to the growth achieved in the first quarter. Savings deposits which includes money market accounts, increased $15.3 million during the first quarter and time deposits increased $20.2 million. Demand deposits declined from $126.8 million to $125.0 million during this period.

Securities sold under repurchase agreements, which are typically of short-term durations, increased from $17.3 million as of December 31, 1999, to $18.8 million as of March 31, 2000. Other short-term borrowing, which primarily consists of treasury tax and loan notes, declined from $10.3 million to $1.4 million as of March 31, 2000 due to temporary balances carried as of year-end 1999. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. Notes payable declined from $9.5 million as of December 31, 1999, to $5.0 million as of March 31, 2000.

CAPITAL

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company's common stock, or 4.9% of the company's 6,102,362 shares outstanding. The purchase of approximately 117,500 shares in the first quarter of 2000, together with 81,500 shares purchased during 1999, total approximately 199,000 shares repurchased. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of up to an additional 300,000 shares, bringing the total number of shares authorized but not purchased to approximately 400,000.

The Company and its three subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of March 31, 2000. The accompanying table shows the capital ratios of the Company and Old Second National Bank as of March 31, 2000.

Capital levels and minimum required levels:


                                                                               Minimum Required          Minimum Required
                                                                                  for Capital               to be Well
                                                           Actual              Adequacy Purposes            Capitalized
                                                  ---------------------        ------------------        -------------------
                                                    Amount       Ratio         Amount      Ratio         Amount       Ratio
                                                  ---------    --------        --------   -------        --------    -------
MARCH 31, 2000:
Total capital to risk weighted assets
   Consolidated                                   $ 109,226      15.47%        $56,484      8.00%        $70,605      10.00%
   Old Second                                        72,902      15.39          37,896      8.00          47,370      10.00
Tier 1 capital to risk weighted assets
   Consolidated                                     100,398      14.22          28,241      4.00          42,362       6.00
   Old Second                                        67,076      14.16          18,948      4.00          28,422       6.00
Tier 1 capital to average assets
   Consolidated                                     100,398      10.16          39,527      4.00          49,408       5.00
   Old Second                                        67,076       9.65          27,804      4.00          34,754       5.00

DECEMBER 31, 1999:
Total capital to risk weighted assets
   Consolidated                                   $ 108,691      15.84%        $54,894      8.00%       $ 68,618      10.00%
   Old Second                                        66,061      14.81          35,685      8.00          44,606      10.00
Tier 1 capital to risk weighted assets
   Consolidated                                     100,247      14.61          27,446      4.00          41,169       6.00
   Old Second                                        60,509      13.57          17,836      4.00          26,754       6.00
Tier 1 capital to average assets
   Consolidated                                     100,247      10.17          39,429      4.00          49,286       5.00
   Old Second                                        60,509       9.17          26,394      4.00          32,993       5.00


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

Net cash flows from operating activities were $3.5 million in the first three months of 2000 and $7.4 million in the first three months of 1999. Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. In addition, the sale of mortgage servicing rights resulted in a gain $765,000. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $38.6 million in the three months ended March 31, 2000, compared to a net inflow of $5.5 million a year earlier. In the first three months of 2000, net principal disbursed on loans accounted for net outflows of $26.4 million, and securities transactions aggregated a net outflow of $18.8 million. In the first three months of 1999, net principal disbursed on loans accounted for a net outflow of $4.9 million, and securities transactions resulted in net inflows of $11.1 million. The sale of mortgage servicing rights resulted in net cash inflows of $7.4 million.

Cash inflows from financing activities included an increase in deposits of $33.6 million in the first three months of 2000. This compares with a net outflow associated with deposits of $10.6 million during the first quarter of 1999. Short-term borrowing resulted in net cash outflows of $9.0 million in the three months of 2000, and outflows of $2.3 million in the three months of 1999. Net cash outflows associated with notes payable totaled $14.4 million in the first three months of 2000 compared to outflows of $9.2 million in the first three months of 1999.

The impact of movements in general market interest rates on a financial institution's financial condition, including capital adequacy, earnings, and liquidity, is known as interest rate risk. Interest rate risk is the Company's primary market risk. As a financial institution, accepting and managing this risk is an inherent aspect of the Company's business. However, safe and sound management of interest rate risk requires that it be maintained at prudent levels.

The Company analyzes interest rate risk by examining the extent to which assets and liabilities are interest rate sensitive. The interest sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to positively affect net interest income. The Company's policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates.

The accompanying table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. Although securities available for sale are reported in the earliest time frame in which maturity or repricing may occur, these securities may be sold in response to changes in interest rates or liquidity needs.

EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                          Expected Maturity Dates
                             ------------------------------------------------------------------------------------
                                  1 Year       2 Years       3 Years        4 Years       5 Years      Thereafter       Total
INTEREST-EARNING ASSETS
Deposit with banks            $   2,285     $      --     $      --       $     --     $      --       $     --    $    2,285
Average interest rate              5.00%                                                                                 5.00%

Federal funds sold            $  16,675     $      --     $      --       $     --     $      --       $     --    $   16,675
Average interest rate              5.89%                                                                                 5.89%

Securities                    $  37,487     $  33,361     $  54,613       $ 56,113     $  36,770       $ 70,740    $  289,084
Average interest rate              6.12%         6.21%         6.00%          5.91%         6.27%          5.69%         5.98%

Fixed rate loans              $ 120,735     $  70,131     $  63,294       $ 63,092     $  29,938       $ 46,135    $  393,325
Average interest rate              8.33%         7.98%         8.55%          7.46%         7.06%          7.98%         7.86%

Adjustable rate loans         $ 158,751     $  20,388     $  28,894       $ 21,150     $   6,407       $ 16,765    $  252,355
Average interest rate              8.99%         7.70%         7.91%          7.25%         7.86%          7.82%         8.51%
                             ------------ ------------- ------------- -------------- ------------- -------------- -------------
Total                         $ 335,933     $ 123,880     $ 146,801       $140,355     $  73,115      $ 133,640    $  953,724
                             ============ ============= ============= ============== ============= ============== =============

INTEREST-BEARING LIABILITIES
Interest-bearing deposits     $ 464,352     $  73,041     $   8,773       $ 15,519     $  2,979      $ 192,306     $  756,970
Average interest rate              4.69%         5.58%         5.56%          5.21%        5.78%          1.86%          4.10%

Short-term borrowing          $  20,111     $      --     $      --       $     --     $     --      $      --     $   20,111
Average interest rate              4.15%                                                                                 8.36%

Notes payable                 $   5,027     $      --     $      --       $     --     $     --      $      --     $    5,027
Average interest rate              9.80%                                                                                 9.80%
                             ------------ ------------- ------------- -------------- ------------- -------------- -------------
Total                         $ 489,490     $  73,041     $   8,773       $ 15,519     $  2,979      $ 192,306     $  782,108
                             ============ ============= ============= ============== ============= ============== =============

Period gap                    $(153,557)    $  50,839     $ 138,028       $124,836     $ 70,136      $(58,666)     $  171,616
Cumulative gap                 (153,557)     (102,718)       35,310        160,146      230,282       171,616


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


                                  OLD SECOND BANCORP, INC.
                                  (Registrant)



                                  /s/ William B. Skoglund
                                  ---------------------------------------------
                                  William B. Skoglund
                                  President and Chief Executive Officer


                                  /s/ J. Douglas Cheatham
                                  ---------------------------------------------
                                  J. Douglas Cheatham
                                  Vice President and Chief Financial Officer



Date:    May 11, 2000