Form 10-Q
period 2000-06-30
OLD SECOND BANCORP INC
filed 2000-08-14
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For transition period from to ________

                         Commission File Number 0 -10537

                            OLD SECOND BANCORP, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                 36-3143493
----------------------------------     ---------------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                  37 SOUTH RIVER STREET, AURORA, ILLINOIS 60507
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (630) 892-0202
                                 ---------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of July 3, 2000, the Registrant had outstanding 5,866,794 shares of common stock, $1.00 par value per share.

                            OLD SECOND BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


                                      PART I

                                                                                       Page
                                                                                      Number
PART I
Item 1.     Financial Statements..........................................................3
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................................8

PART II
Item 1.     Legal Proceedings............................................................13
Item 2.     Changes in Securities and Use of Proceeds....................................13
Item 3.     Defaults Upon Senior Securities..............................................13
Item 4.     Submission of Matters to a Vote of Security Holders..........................13
Item 5.     Other Information............................................................13
Item 6.     Exhibits and Reports on Form 8-K.............................................14

      Signatures.........................................................................15

                         PART I - FINANCIAL INFORMATION


                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   June 30,                  December 31,
                                                                                     2000                        1999
                                                                                   --------                  ------------
ASSETS
Cash and due from banks                                                          $   35,656                  $  42,800
Interest bearing balances with banks                                                  1,571                        575
Federal funds sold                                                                   29,325                     25,900
                                                                                 ----------                  ---------
     Cash and cash equivalents                                                       66,552                     69,275
Securities available for sale                                                       287,214                    270,912
Loans held for sale                                                                  10,665                      8,437
Loans                                                                               674,904                    610,770
Allowance for loan losses                                                             9,134                      8,444
                                                                                 ----------                  ---------
     Net loans                                                                      665,770                    602,326
Premises and equipment, net                                                          21,813                     20,665
Other real estate owned                                                                   -                         79
Mortgage servicing rights, net                                                          194                      7,658
Goodwill, net                                                                         2,784                      3,004
Core deposit intangible assets, net                                                   2,309                      2,487
Accrued interest and other assets                                                    13,210                     13,665
                                                                                 ----------                  ---------
     Total assets                                                                $1,070,511                  $ 998,508
                                                                                 ==========                  =========
LIABILITIES
Deposits:
   Demand                                                                         $ 135,041                  $ 126,808
   Savings                                                                          406,332                    387,647
   Time                                                                             385,644                    333,881
                                                                                 ----------                  ---------
     Total deposits                                                                 927,017                    848,336
Securities sold under repurchase agreements                                          18,730                     17,289
Other short-term borrowings                                                           3,637                     10,321
Notes payable                                                                         2,608                      9,467
Accrued interest and other liabilities                                               13,034                      9,334
                                                                                 ----------                  ---------
     Total liabilities                                                              965,026                    894,747

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
   authorized 300,000 shares; none issued                                                 -                          -
Common stock, no par value; authorized 10,000,000 shares;
   issued 6,103,830 in 2000 and 6,102,362 in 1999                                     6,104                      6,102
Surplus                                                                               9,798                      9,773
Retained earnings                                                                    97,273                     92,143
Unrealized net loss on securities available for sale                                 (1,939)                    (1,977)
Treasury stock, at cost, 237,036 shares in 2000
   and 81,500 in 1999                                                                (5,751)                    (2,280)
                                                                                 ----------                  ---------
     Total stockholders' equity                                                     105,485                    103,761
                                                                                 ----------                  ---------
     Total liabilities and stockholders' equity                                  $1,070,511                  $ 998,508
                                                                                 ==========                  =========


See accompanying notes to consolidated financial statements.

                                   OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                   ----------------------------  ----------------------------
                                                                       2000           1999           2000           1999
                                                                   -------------  -------------  -------------  -------------
INTEREST INCOME
Loans, including fees                                                   $13,670        $11,685        $26,372        $23,157
Loans held for sale                                                         184            482            350          1,042
Securities:
     Taxable                                                              3,700          3,324          7,202          6,712
     Tax-exempt                                                             722            659          1,387          1,303
Federal funds sold                                                          429            355            755            826
Interest bearing deposits                                                     7             15             15             21
                                                                   -------------  -------------  -------------  -------------
     Total interest income                                               18,712         16,520         36,081         33,061

INTEREST EXPENSE
Savings deposits                                                          3,018          2,290          5,751          4,459
Time deposits                                                             5,062          4,352          9,614          8,948
Repurchase agreements                                                       201            144            366            313
Other short-term borrowing                                                   72             24            124             46
Notes payable                                                                75            297            151            683
                                                                   -------------  -------------  -------------  -------------
     Total interest expense                                               8,428          7,107         16,006         14,449
                                                                   -------------  -------------  -------------  -------------
     Net interest income                                                 10,284          9,413         20,075         18,612
Provision for loan losses                                                   320            246            530            447
                                                                   -------------  -------------  -------------  -------------
     Net interest income after provision for loan losses                  9,964          9,167         19,545         18,165

NONINTEREST INCOME
Trust income                                                              1,263          1,103          2,544          2,330
Service charges on deposits                                                 945            813          1,771          1,562
Secondary mortgage fees                                                     153            329            249            667
Mortgage servicing income                                                    86            472            320            890
Gain on sale of loans                                                       944          1,634          1,735          3,476
Other income                                                                679            438          1,950            832
                                                                   -------------  -------------  -------------  -------------
     Total noninterest income                                             4,070          4,789          8,569          9,757

NONINTEREST EXPENSE
Salaries and employee benefits                                            5,373          5,372         10,465         10,625
Occupancy expense, net                                                      648            595          1,287          1,198
Furniture and equipment expense                                             860            884          1,712          1,884
Amortization of goodwill                                                    111            110            221            220
Amortization of core deposit intangible assets                               89             89            178            178
Other expense                                                             2,048          2,300          4,208          4,927
                                                                   -------------  -------------  -------------  -------------
     Total noninterest expense                                            9,129          9,350         18,071         19,032
                                                                   -------------  -------------  -------------  -------------
Income before income taxes                                                4,905          4,606         10,043          8,890
Provision for income taxes                                                1,471          1,491          3,149          2,842
                                                                   -------------  -------------  -------------  -------------
    Net income                                                          $ 3,434        $ 3,115        $ 6,894        $ 6,048
                                                                   =============  =============  =============  =============
PER SHARE INFORMATION:
Basic earnings per share                                                 $ 0.58         $ 0.51         $ 1.16         $ 0.99
Diluted earnings per share                                                 0.58           0.51           1.16           0.99
Dividends declared per share                                               0.15           0.15           0.30           0.28

See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                 (In thousands)

                                                                                               2000            1999
                                                                                           --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                       $ 6,894        $ 6,048
Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                                                   859          1,076
      Amortization of mortgage servicing rights                                                       25             27
      Provision for loan losses                                                                      530            447
      Net change in mortgage loans held for sale                                                  (2,228)        14,355
      Change in net income taxes payable                                                          (3,455)         2,356
      Change in accrued interest and other assets                                                    455         (2,882)
      Change in accrued interest and other liabilities                                             7,160           (129)
      Premium amortization and discount accretion on securities                                      149            379
      Amortization of goodwill                                                                       221            220
      Amortization of core deposit intangible assets                                                 178            178
      Gain on sale of mortgage servicing rights                                                     (844)             -
                                                                                           --------------  -------------
   Net cash from operating activities                                                              9,944         22,075
                                                                                           --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities available for sale                               24,225         47,214
Purchases of securities available for sale                                                       (40,620)       (38,676)
Net principal disbursed or repaid on loans                                                       (63,974)       (22,286)
Proceeds from sales of other real estate                                                              79            360
Property and equipment expenditures                                                               (2,007)        (1,215)
Proceeds from sale of mortgage servicing rights                                                    8,283              -
                                                                                           --------------  -------------
   Net cash from investing activities                                                            (74,014)       (14,603)
                                                                                           --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                            78,681          3,784
Net change in repurchase agreements                                                                1,441         (7,805)
Net change in other short-term borrowing                                                          (6,684)           (50)
Net change in notes payable                                                                       (6,859)       (19,460)
Proceeds from exercise of incentive stock options                                                     28              -
Dividends paid                                                                                    (1,789)        (1,526)
Purchase of treasury stock                                                                        (3,471)             -
                                                                                           --------------  -------------
   Net cash from financing activities                                                             61,347        (25,057)
                                                                                           --------------  -------------
   Net change in cash and cash equivalents                                                        (2,723)       (17,585)
   Cash and cash equivalents at beginning of period                                               69,275         92,152
                                                                                           --------------  -------------
   Cash and cash equivalents at end of period                                                    $66,552        $74,567
                                                                                           ==============  =============
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                                                $ 1,347        $ 1,256
Interest paid                                                                                     15,551         14,686


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 2 - SECURITIES

Securities available for sale are summarized as follows:

                                                                           Gross           Gross
                                                         Amortized      Unrealized      Unrealized         Fair
                                                           Cost            Gains          Losses           Value
                                                         ---------      -----------     ----------         -----
JUNE 30, 2000:
   U.S. Treasury                                         $  8,523          $    -          $   34        $  8,489
   U.S. Government agencies                               188,946             192           3,249         185,889
   States and political subdivisions                       66,458             921             559          66,820
   Mortgage backed securities                              23,882               -             491          23,391
   Other securities                                         2,625               -               -           2,625
                                                         --------         -------         -------        --------
                                                         $290,434          $1,113          $4,333        $287,214
                                                         ========         =======         =======        ========
DECEMBER 31, 1999:
   U.S. Treasury                                         $ 10,043          $    3          $   30        $ 10,016
   U.S. Government agencies                               169,271             105           3,190         166,186
   States and political subdivisions                       66,685             808             593          66,900
   Mortgage backed securities                              25,623              67             445          25,245
   Other securities                                         2,565               -               -           2,565
                                                         --------         -------         -------        --------
                                                         $274,187          $  983          $4,258        $270,912
                                                         ========         =======         =======        ========

NOTE 3 - LOANS


Major classifications of loans were as follows:

                                                                                 June 30,              December 31,
                                                                                   2000                    1999
                                                                               ----------             -------------
      Commercial and industrial                                                 $ 167,605               $ 151,771
      Real estate - commercial                                                    196,001                 175,010
      Real estate - construction                                                   63,701                  58,833
      Real estate - residential                                                   178,902                 159,743
      Installment                                                                  68,739                  65,491
                                                                              -----------             ------------
                                                                                  674,948                 610,848
      Unearned discount                                                               (44)                    (78)
                                                                              -----------             ------------
                                                                                $ 674,904               $ 610,770
                                                                              ===========             ============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses as of June 30, are summarized as follows:

                                                                                  2000                  1999
                                                                             ---------------        --------------
        Balance, January 1                                                          $ 8,444               $ 7,823
        Provision for loan losses                                                       530                   447
        Loans charged-off                                                              (255)                 (165)
        Recoveries                                                                      415                   208
                                                                             ---------------        --------------
        Balance, end of period                                                      $ 9,134               $ 8,313
                                                                             ===============        ==============

NOTE 5 - NOTES PAYABLE

The Company has a $40 million line of credit available with Marshall & Ilsley Bank, under which $2.6 million was outstanding as of June 30, 2000 and $9.5 million was outstanding as of December 31, 1999. The note bears interest at the rate of 1% over the Federal Funds rate. This borrowing is for the purpose of funding loans held for sale at the Maple Park Mortgage subsidiary and other corporate purposes.

NOTE 6 - EARNINGS PER SHARE

Earnings per share for the periods presented were as follows (share data not in thousands):

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                             ------------------------------  ------------------------------
                                                                   2000            1999            2000            1999
                                                             --------------  --------------  --------------  --------------
Basic Earnings Per Share:
   Weighted-average common shares outstanding                    5,895,173       6,102,362       5,931,596       6,102,362
   Net income                                                   $    3,434     $     3,115      $    6,894     $    6,048
   Basic earnings per share                                     $     0.58     $      0.51      $     1.16     $     0.99

Diluted Earnings Per Share:
   Weighted-average common shares outstanding                    5,895,173       6,102,362       5,931,596       6,102,362
   Dilutive effect of stock options                                  6,663          10,831           7,404          11,452
                                                             --------------  --------------  --------------  --------------
   Diluted average common shares outstanding                     5,901,836       6,113,193       5,939,000       6,113,814
   Net income                                                   $    3,434     $     3,115      $    6,894     $     6,048
   Diluted earnings per share                                   $     0.58     $      0.51      $     1.16     $      0.99


NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented were as follows:


                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                  ---------------------------  ---------------------------
                                                                     2000           1999           2000          1999
                                                                  ------------   ------------  -------------  ------------
Net Income                                                        $     3,434    $     3,115    $     6,894    $    6,048
Other comprehensive gain (loss), net of tax                               369         (2,405)            39        (3,251)
                                                                  ------------   ------------  -------------  ------------
Comprehensive income                                              $     3,803    $       710    $     6,933    $    2,797
                                                                  ============   ============  =============  ============

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 2000 was $3,434,000, or diluted earnings per share of 58 cents, a 13.7% increase in earnings per share to $3,115,000, or 51 cents per share, in the second quarter of 1999. For the six months ended June 30, 2000, net income was $6,894,000, or $1.16 per share, compared to $6,048,000, or $0.99 per share during the first six months of 1999, a 17.2% increase in earnings per share.

The increases in net income for the quarter and the year to date were primarily the result of an increase in net interest income. Net interest income was $10.3 million and $9.4 million during the three months ended June 30, 2000 and 1999, an increase of 9.6%. The Company's net interest margin was 4.40% for the three months ended June 30, 2000, and 4.30% a year earlier. Net interest income was $20.1 million and $18.6 million during the six months ended June 30, 2000 and 1999, an increase of 8.1%. The Company's net interest margin was 4.41% for the six months ended June 30, 2000, and 4.27% a year earlier. The increase in this ratio has primarily resulted from a higher yield on earning assets. The average yield on earning assets increased from 7.46% in the second quarter of 1999, to 7.87% in the second quarter of 2000. At the same time, the average cost of funds has increased from 3.16% in the second quarter of 1999 to 3.47% in the second quarter of 2000.

Noninterest income was $4,070,000 during the second quarter of 2000 and $4,789,000 in the second quarter of 1999, a decrease of $719,000. Noninterest income was $8,569,000 during the six months ended June 30, 2000 and $9,757,000 during the six months ended June 30, 1999, a decrease of $1,188,000. This decline was partly due to the increase in interest rates and the corresponding decrease in residential mortgage originations. Gains on sales of mortgage loans declined to $944,000 in the second quarter of 2000, and $1,735,000 in the six months ended June 30, 2000, from $1,634,000 in the second quarter of 1999, and $3,476,000 in the six months ended June 30, 1999.

Unamortized mortgage servicing rights totaled approximately $7.7 million as of December 31, 1999. During the first quarter of 2000, Maple Park Mortgages entered into an agreement to sell the majority of the mortgage servicing rights. A gain of $765,000 was recorded at the time of the sale and was included in other income in the first quarter. A portion of the sale amount was retained to compensate the buyer for short-term prepayments. The final portion of the retained amount was included in other income in the second quarter of 2000, bringing the total gain to $844,000. Maple Park Mortgage intends to sell mortgage loans on a servicing-released basis instead of retaining originated servicing rights. As a result of the sale of mortgage servicing rights, servicing income declined from $472,000 in the second quarter of 1999 to $86,000 in the second quarter of 2000. Servicing income for the six-month period declined from $890,000 in 1999 to $320,000 in 2000.

Service charges on deposits have increased from $813,000 in the second quarter of 1999 to $945,000 in the second quarter of 2000, and from $1,562,000 in the first half of 1999 to $1,771,000 in the first half of 2000. Deposit growth and improved service charge methods have contributed to the increase. Other income was $241,000 higher for the second quarter of 2000 and $1,118,000 higher for the year to date. Other income in the accompanying financial statements includes gains on the sale of mortgage servicing rights of $765,000 in the first quarter of 2000 and $79,000 in the second quarter.

Noninterest expenses were $9,129,000 during the second quarter of 2000, a decline of $221,000 from $9,350,000 in the second quarter of 1999. Noninterest expenses were $18,071,000 during the first six months of 2000, a decrease of $961,000 from $19,032,000 during the first half of 1999. The decrease in noninterest expenses is primarily the result of a decrease in the amortization of mortgage servicing rights as a result of the sale of mortgage servicing rights. Salaries and benefits, which account for over half of noninterest expenses in all periods presented, were unchanged in the second quarter and decreased $160,000 in the six month period, when comparing 2000 to 1999 results.

FINANCIAL CONDITION

LOANS

Total loans were $674.9 million as of June 30, 2000, an increase of $64.1 million (10.5%) for the six month period, from $610.8 million as of December 31, 1999. Loans have increased $96.0 million (16.6%) from June 30, 1999, to June 30, 2000. All loan classifications increased during the six months ended June 30, 2000. The largest increases were in residential real estate loans and commercial loans, which increased $19.2 million and $15.8 million respectively. These changes reflect the continuing loan demand in the markets in which the Company operates.

Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. Nonperforming loans were $3.4 million as of June 30, 2000, down from $2.0 million as of December 31, 1999. Most of this change is the result of a well-secured real loan that is past due but still accruing. Net charge-offs of $38,000 were up during the second quarter of 2000 compared to net charge-offs of $12,000 a year earlier. However, net recoveries were $160,000 during the six months ended June 30, 2000, compared to recoveries of $43,000 during the six months ended June 30, 1999.

As a consequence of increased loan growth, the provision for loan losses was increased. Provisions for loan losses were $320,000 in the second quarter of 2000 and $246,000 in the second quarter of 1999. Provisions for loan losses were $530,000 in the six months ended June 30, 2000 and $447,000 in the six months ended June 30, 1999. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.35% as of June 30, 2000, and was 1.38% at December 31, 1999. In management's judgment, an adequate allowance for loan losses inherent in the portfolio has been established.

DEPOSITS AND BORROWING

Total deposits were $927.0 million as of June 30, 2000, an increase of $78.7 million (9.27%) from $848.3 million as of December 31, 1999, and an increase of $96.9 million from June 30, 1999. During the six months ended June 30, 2000, demand deposits increased by $8.2 million, to $135.0 million, savings increase by $18.7 million, to $406.3 million, and time deposits increased by $51.7 million, to $385.6 million. The merger of a local competing institution with an out of state regional bank aided growth in the first half of 2000. Demand for local community banking is strong in the markets in which the Company operates.

Securities sold under repurchase agreements, which are typically of short-term durations, increased from $17.3 million as of December 31, 1999, to $18.7 million as of June 30, 2000. Other short-term borrowings, which primarily consist of treasury tax and loan notes, declined from $10.3 million to $3.6 million as of June 30, 2000 due to temporary balances carried as of year-end 1999. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. Notes payable declined from $9.5 million as of December 31, 1999, to $2.6 million as of June 30, 2000. This decline was primarily related to the sale of mortgage servicing rights. The proceeds of the sale were used, in part, to reduce notes payable.

CAPITAL

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company's common stock, or 4.9% of the company's 6,102,362 shares outstanding. The purchase of approximately 155,500 shares in the first half of 2000, together with 81,500 shares purchased during 1999, total approximately 237,000 shares repurchased. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of additional shares of up to 300,000, bringing the total number of shares authorized but not purchased to approximately 363,000.

The Company and its three subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of June 30, 2000. The accompanying table shows the capital ratios of the Company and Old Second National Bank as of June 30, 2000.

Capital levels and minimum required levels:

                                                                             Minimum Required            Minimum Required
                                                                                for Capital                to be Well
                                                        Actual               Adequacy Purposes             Capitalized
                                                 --------------------       --------------------      ---------------------
                                                 Amount         Ratio        Amount       Ratio        Amount        Ratio
                                                 ------         -----       --------     -------      --------      -------
JUNE 30, 2000:
Total capital to risk weighted assets
   Consolidated                                   $ 113,757       15.30%      $ 59,481       8.00%      $ 74,351       10.00%
   Old Second                                        74,574       14.95         39,906       8.00         49,882       10.00
Tier 1 capital to risk weighted assets
   Consolidated                                     104,622       14.07         29,743       4.00         44,615        6.00
   Old Second                                        68,495       13.73         19,955       4.00         29,932        6.00
Tier 1 capital to average assets
   Consolidated                                     104,622        9.94         42,101       4.00         52,627        5.00
   Old Second                                        68,495        9.61         28,510       4.00         35,637        5.00

DECEMBER 31, 1999:
Total capital to risk weighted assets
   Consolidated                                   $ 108,691       15.84%      $ 54,894       8.00%      $ 68,618       10.00%
   Old Second                                        66,061       14.81         35,685       8.00         44,606       10.00
Tier 1 capital to risk weighted assets
   Consolidated                                     100,247       14.61         27,446       4.00         41,169        6.00
   Old Second                                        60,509       13.57         17,836       4.00         26,754        6.00
Tier 1 capital to average assets
   Consolidated                                     100,247       10.17         39,429       4.00         49,286        5.00
   Old Second                                        60,509        9.17         26,394       4.00         32,993        5.00

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

Net cash flows from operating activities were $9.1 million in the first six months of 2000 and $22.1 million in the first six months of 1999. Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. In addition, the sale of mortgage servicing rights resulted in a gain of $844,000. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $73.2 million in the six months ended June 30, 2000, compared to a net outflow of $14.6 million a year earlier. In the first half of 2000, net principal disbursed on loans accounted for net outflows of $64.0 million, and securities transactions aggregated a net outflow of $16.4 million. In the first half of 1999, net principal disbursed on loans accounted for a net outflow of $22.3 million, and securities transactions resulted in net inflows of $8.5 million. The sale of mortgage servicing rights resulted in net cash inflows of $9.0 million.

Cash inflows from financing activities included an increase in deposits of $78.7 million in the first six months of 2000. This compares with a net inflow associated with deposits of $3.8 million during the first half of 1999. Short-term borrowing resulted in net cash outflows of $6.7 million in the first six months of 2000, and outflows of $50,000 in the first six months of 1999. Net cash outflows associated with notes payable totaled $6.9 million in the first six months of 2000 compared to outflows of $19.5 million in the first six months of 1999.

SENSITIVITY TO MARKET RISK

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


EXPECTED MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                                 Expected Maturity Dates
                                 ---------------------------------------------------------------------------------------
                                   1 Year          2 Years       3 Years       4 Years       5 Years      Thereafter        Total
INTEREST-EARNING ASSETS
Deposit with banks               $   1,571      $      -      $      -      $      -      $      -       $      -      $    1,571
Average interest rate                 5.00%                                                                                  5.00%

Federal funds sold               $  29,325      $      -      $      -      $      -      $      -       $      -      $   29,325
Average interest rate                 6.54%                                                                                  6.54%

Securities                       $  41,836      $ 36,123      $ 54,524      $ 61,004      $ 26,988       $ 66,739      $  287,214
Average interest rate                 6.09%         6.22%         5.98%         6.07%         6.26%          5.72%           6.01%

Fixed rate loans                 $ 133,373      $ 72,321      $ 71,238      $ 75,164      $ 44,472       $ 27,702      $  424,270
Average interest rate                 8.52%         8.02%         8.21%         7.48%         7.53%          8.06%           7.87%

Adjustable rate loans            $ 161,834      $ 21,756      $ 30,680      $ 19,932      $ 13,536       $ 13,561      $  261,299
Average interest rate                 9.28%         7.85%         7.86%         7.19%         8.03%          8.06%           8.71%
                                 ----------     ---------     ---------     ---------     ---------      ---------     ----------
Total                            $ 367,939      $130,200      $156,442      $156,100      $ 84,996       $108,002      $1,003,679
                                 =========      =========     =========     =========     =========      =========     ===========
INTEREST-BEARING LIABILITIES
Interest-bearing deposits        $ 473,814      $ 95,683      $  19,808     $  6,710      $  4,593       $191,368      $  791,976
Average interest rate                 4.95%         6.15%          5.59%        5.17%         5.94%          1.79%           4.36%

Short-term borrowing             $  22,367      $     -       $     -       $      -      $      -       $      -      $   22,367
Average interest rate                 5.76%                                                                                  5.76%

Notes payable                    $   2,608      $     -       $     -       $      -      $      -       $      -      $    2,608
Average interest rate                 7.40%                                                                                  7.54%
                                 ----------     ---------     ---------     ---------     ---------      ---------     ----------
Total                            $ 498,789      $ 95,683      $ 19,808      $  6,710      $  4,593       $191,368      $  816,951
                                 ==========     =========     =========     =========     =========      =========     ==========

Period gap                       $(130,850)     $ 34,517      $136,634      $149,390      $ 80,403       $(83,366)     $  186,728
Cumulative gap                    (130,850)      (96,333)       40,301       189,691       270,094        186,728


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

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Meeting of Stockholders.

                  The Annual Meeting of Stockholders was held on April 18, 2000.

         Election of Directors.

                  D. Chet McKee, Gerald Palmer, and James Carl Schmitz were elected to serve as directors of the Company for a term ending at the Annual Meeting in 2003. Gary McCarter was elected to serve as a director of the Company for a term ending at the Annual Meeting in 2001.

         Matters Voted Upon at the Meeting.

                  In addition to the election of directors, stockholders ratified the adoption of Earnst & Young, L.L.P. as independent public accountants for the Company for the year ending December 31, 2000. The voting on each item at the Annual Meeting was as follows:

Election of Directors



                                    For              Withheld         Abstain              Total
                                    ----             --------     --------------        ----------
D. Chet McKee                       5,097,244        42,783            25,914            5,165,941
Gerald Palmer                       5,097,028        42,999            25,914            5,165,941
James Carl Schmitz                  5,096,950        43,077            25,914            5,165,941
Gary McCarter                       5,098,378        41,649            25,914            5,165,941




                                      For         Not For      Abstain     Non-votes         Total
                                      ---         -------      -------     ---------         -----
Ratification of Accountants         5,133,311      11,215       21,415          --          5,165,941


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


                            OLD SECOND BANCORP, INC.
                            (Registrant)



                            /s/ William B. Skoglund
                            --------------------------------------------
                            William B. Skoglund
                            President and Chief Executive Officer


                            /s/ J. Douglas Cheatham
                            --------------------------------------------
                            J. Douglas Cheatham
                            Vice President and Chief Financial Officer



Date: August 14, 2000