Form 10-Q
period 2000-09-30
OLD SECOND BANCORP INC
filed 2000-11-13
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 3, 2000, the Registrant had outstanding 5,832,094 shares of common stock, $1.00 par value per share.

                            OLD SECOND BANCORP, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

                                     PART I

                                                                                                                Page
                                                                                                               Number
Item 1.       Financial Statements................................................................................3
Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......................................................8

PART II
Item 1.       Legal Proceedings..................................................................................12
Item 2.       Changes in Securities..............................................................................12
Item 3.       Defaults Upon Senior Securities....................................................................12
Item 4.       Submission of Matters to a Vote of Security Holders................................................12
Item 5.       Other Information..................................................................................12
Item 6.       Exhibits and Reports on Form 8-K...................................................................12

         Signatures..............................................................................................13

                         PART I - FINANCIAL INFORMATION

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            September 30,               December 31,
                                                                                2000                        1999
                                                                            ---------------             --------------
ASSETS
Cash and due from banks                                                     $        35,042             $       42,800
Interest bearing balances with banks                                                     80                        575
Federal funds sold                                                                   75,225                     25,900
                                                                            ---------------             --------------
     Cash and cash equivalents                                                      110,347                     69,275
Securities available for sale                                                       310,961                    277,413
Loans held for sale                                                                  12,780                      8,437
Loans                                                                               702,964                    604,269
Allowance for loan losses                                                             9,325                      8,444
                                                                            ---------------             --------------
     Net loans                                                                      693,639                    595,825
Premises and equipment, net                                                          21,799                     20,665
Other real estate owned                                                                   -                         79
Mortgage servicing rights, net                                                          196                      7,658
Goodwill, net                                                                         2,673                      3,004
Core deposit intangible assets, net                                                   2,220                      2,487
Accrued interest and other assets                                                    14,290                     13,665
                                                                            ---------------             --------------
     Total assets                                                           $     1,168,905             $      998,508
                                                                            ===============             ==============

LIABILITIES
Deposits:
   Demand                                                                   $       133,530             $      126,808
   Savings                                                                          451,555                    387,647
   Time                                                                             410,765                    333,881
                                                                            ---------------             --------------
     Total deposits                                                                 995,850                    848,336
Securities sold under repurchase agreements                                          31,254                     17,289
Other short-term borrowings                                                           5,011                     10,321
Notes payable                                                                         3,054                      9,467
Accrued interest and other liabilities                                               25,007                      9,334
                                                                            ---------------             --------------
     Total liabilities                                                            1,060,176                    894,747

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
   authorized 300,000 shares; none issued                                                 -                          -
Common stock, no par value; authorized 10,000,000 shares;
   issued 6,103,830 in 2000 and 6,102,362 in 1999                                     6,104                      6,102
Surplus                                                                               9,798                      9,773
Retained earnings                                                                    99,666                     92,143
Accumulated other comprehensive loss                                                  (670)                    (1,977)
Treasury stock, at cost, 256,736 shares in 2000
   and 81,500 in 1999                                                               (6,169)                    (2,280)
                                                                            ---------------             --------------
     Total stockholders' equity                                                     108,729                    103,761
                                                                            ---------------             --------------
     Total liabilities and stockholders' equity                             $     1,168,905             $      998,508
                                                                            ===============             ==============

See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                      --------------------           -------------------
                                                                       2000           1999           2000           1999
                                                                      ------         ------         ------         ------
INTEREST INCOME
Loans, including fees                                                  $ 14,637        $11,909        $41,009        $34,844
Loans held for sale                                                          29            347            379          1,388
Securities:
     Taxable                                                              4,072          3,504         11,274         10,397
     Tax-exempt                                                             737            714          2,124          2,060
Federal funds sold                                                          654            217          1,409          1,043
Interest bearing deposits                                                     3              7             18             28
                                                                       ---------       --------       --------       --------
     Total interest income                                               20,132         16,698         56,213         49,760

INTEREST EXPENSE
Savings deposits                                                          3,271          2,509          9,022          6,968
Time deposits                                                             5,959          4,248         15,573         13,196
Repurchase agreements                                                       317            192            683            504
Other short-term borrowing                                                   71             34            195             82
Notes payable                                                                36            233            187            915
                                                                       ---------       --------       --------       --------
     Total interest expense                                               9,654          7,216         25,660         21,665
                                                                       ---------       --------       --------       --------
     Net interest income                                                 10,478          9,482         30,553         28,095
Provision for loan losses                                                   390            264            920            711
                                                                       ---------       --------       --------       --------
     Net interest income after provision for loan losses                 10,088          9,218         29,633         27,384

NONINTEREST INCOME
Trust income                                                              1,286          1,050          3,830          3,379
Service charges on deposits                                                 909            858          2,680          2,420
Secondary mortgage fees                                                     182            177            431            844
Mortgage servicing income                                                    12            485            332          1,375
Gain on sale of loans                                                       959          1,269          2,694          4,745
Other income                                                                676            771          2,626          1,603
                                                                       ---------       --------       ----------     --------
     Total noninterest income                                             4,024          4,610         12,593         14,366

NONINTEREST EXPENSE
Salaries and employee benefits                                            5,585          4,902         16,050         15,526
Occupancy expense, net                                                      622            642          1,909          1,840
Furniture and equipment expense                                             774            882          2,486          2,766
Amortization of goodwill                                                    110            110            331            331
Amortization of core deposit intangible assets                               88             89            266            266
Other expense                                                             2,281          2,670          6,489          7,598
                                                                       ---------       --------      ---------       --------
    Total noninterest expense                                             9,460          9,295         27,531         28,327
                                                                       ---------       --------      ---------       --------
Income before income taxes                                                4,652          4,533         14,695         13,423
Provision for income taxes                                                1,383          1,440          4,532          4,281
                                                                       ---------       --------      ---------       --------
    Net income                                                         $  3,269        $ 3,093        $10,163        $ 9,142
                                                                       =========       ========      =========       --======

PER SHARE INFORMATION:
Basic earnings per share                                               $   0.56        $  0.51        $  1.72        $  1.50
Diluted earnings per share                                                 0.56           0.51           1.72           1.50
Dividends declared per share                                               0.15           0.15           0.45           0.43


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                 (In thousands)


                                                                                            2000              1999
                                                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $  10,163          $  9,142
Adjustments to reconcile net income to net
   cash from operating activities:
      Depreciation                                                                            1,294             1,599
      Amortization of mortgage servicing rights                                                  23               291
      Provision for loan losses                                                                 920               711
      Net change in mortgage loans held for sale                                             (4,343)           19,169
      Change in net income taxes payable                                                     (5,570)            3,268
      Change in accrued interest and other assets                                              (625)           (3,237)
      Change in accrued interest and other liabilities                                       20,414            (2,775)
      Premium amortization and discount accretion on securities                                 194               551
      Amortization of goodwill                                                                  331               331
      Amortization of core deposit intangible assets                                            267               267
      Gain on sale of mortgage servicing rights                                                (844)                -
                                                                                          ----------         ---------
   Net cash from operating activities                                                        22,224            29,317
                                                                                          ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities available for sale                          34,404            55,757
Purchases of securities available for sale                                                  (65,982)          (47,085)
Net principal disbursed or repaid on loans                                                  (98,734)          (49,795)
Proceeds from sales of other real estate                                                         79               252
Property and equipment expenditures                                                          (2,428)           (1,350)
Origination of mortgage servicing rights                                                          -            (2,268)
Proceeds from sale of mortgage servicing rights                                               8,283                 -
                                                                                          ----------        ----------
   Net cash from investing activities                                                      (124,378)          (44,489)
                                                                                          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                      147,514             6,792
Net change in repurchase agreements                                                          13,965           (12,078)
Net change in other short-term borrowing                                                     (5,310)              (68)
Net change in notes payable                                                                  (6,413)          (19,470)
Proceeds from exercise of incentive stock options                                                28                 -
Dividends paid                                                                               (2,669)           (2,441)
Purchase of treasury stock                                                                   (3,889)           (1,218)
                                                                                         -----------        -----------
   Net cash from financing activities                                                       143,226           (28,483)
                                                                                         -----------        -----------
   Net change in cash and cash equivalents                                                   41,072           (43,655)
   Cash and cash equivalents at beginning of period                                          69,275            92,152
                                                                                         -----------        -----------
   Cash and cash equivalents at end of period                                              $110,347           $48,497
                                                                                         ===========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                                          $  5,280           $ 1,256
Interest paid                                                                                15,551            14,686


See accompanying notes to consolidated financial statements.

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 2 - SECURITIES

Securities available for sale are summarized as follows:

                                                                                 Gross             Gross
                                                            Amortized          Unrealized       Unrealized           Fair
                                                               Cost               Gains            Losses             Value
                                                            ---------          ----------       ----------           -----
SEPTEMBER 30, 2000:
   U.S. Treasury                                             $  7,517             $    -          $    4            $  7,513
   U.S. Government agencies                                   201,139                570           2,161             199,548
   States and political subdivisions                           74,500              1,223             305              75,418
   Mortgage backed securities                                  22,753                  -             436              22,317
   Other securities                                             6,165                  -               -               6,165
                                                            ---------          ----------       ----------         ---------
                                                             $312,074             $1,793          $2,906            $310,961
                                                            =========          ==========       ==========         =========

DECEMBER 31, 1999:
   U.S. Treasury                                             $ 10,043             $    3          $   30            $ 10,016
   U.S. Government agencies                                   169,271                105           3,190             166,186
   States and political subdivisions                           66,685                808             593              66,900
   Mortgage backed securities                                  25,623                 67             445              25,245
   Other securities                                             9,066                  -               -               9,066
                                                            ---------          ----------       ----------         ---------
                                                             $280,688               $983          $4,258            $277,413
                                                            =========          ==========       ==========         =========

NOTE 3 - LOANS

Major classifications of loans were as follows:


                                                    September 30,          December 31,
                                                         2000                1999
                                                    -------------          ------------
      Commercial and industrial                         $157,743            $145,270
      Real estate - commercial                           201,854             175,010
      Real estate - construction                          75,033              58,833
      Real estate - residential                          192,431             160,029
      Installment                                         76,383              65,491
                                                    -------------          ------------
                                                         703,444             604,633
      Unearned origination fees                            (449)               (286)
      Unearned discount                                     (31)                (78)
                                                    -------------          ------------
                                                        $702,964            $604,269
                                                    =============          ============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine months ended September 30, are summarized as follows:

                                                                                      2000                  1999
                                                                                     -------               -------
        Balance, January 1                                                           $8,444                $7,823
        Provision for loan losses                                                       920                   711
        Loans charged-off                                                              (499)                 (485)
        Recoveries                                                                      460                   226
                                                                                     -------               -------
        Balance, end of period                                                       $9,325                $8,275
                                                                                     =======               =======


NOTE 5 - NOTES PAYABLE

As of September 30, 2000, $3.1 million was outstanding under a line of credit with M&I Marshall & Ilsley Bank. $40 million is available through this line of credit, which expires on February 12, 2001. As of December 31, 1999, $9.5 million was outstanding under a line of credit extended by Firstar Bank Milwaukee, N.A. to Maple Park Mortgage. $60 million was available through this line of credit, which was repaid in February, 2000.

NOTE 6 - EARNINGS PER SHARE

Earnings per share for the periods presented were as follows (share data not in thousands):

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 --------------------            --------------------
                                                                 2000            1999            2000            1999
                                                                 ----            ----            ----            ----
Basic Earnings Per Share:
   Weighted-average common shares outstanding                    5,855,241       6,078,112       5,905,958       6,094,190
   Net income                                                    $   3,269       $   3,093       $  10,163       $   9,142
   Basic earnings per share                                      $    0.56       $    0.51       $    1.72       $    1.50

Diluted Earnings Per Share:
   Weighted-average common shares outstanding                    5,855,241       6,078,112       5,905,958       6,094,190
   Dilutive effect of stock options                                  7,317          10,831           7,369          11,452
                                                                 ---------       ---------       ---------       ---------
   Diluted average common shares outstanding                     5,862,558       6,088,943       5,913,327       6,105,642
   Net income                                                    $   3,269       $   3,093       $  10,163       $   9,142
   Diluted earnings per share                                    $    0.56       $    0.51       $    1.72       $    1.50

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income for the periods presented were as follows:

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  ------------------               -----------------
                                                                 2000            1999            2000            1999
                                                                 ----            ----            ----            ----
Net Income                                                          $3,269          $3,093         $10,163          $9,142
Other comprehensive gain (loss), net of tax                          1,269          (1,879)          1,307          (5,130)
                                                                   -------         -------        --------         -------
Comprehensive income                                                $4,538          $1,214         $11,470          $4,012
                                                                   =======         =======        ========         =======

                    OLD SECOND BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the third quarter of 2000 was $3,269,000, or diluted earnings per share of 56 cents, a 9.8% increase in earnings per share compared to $3,093,000, or 51 cents per share, in the third quarter of 1999. For the nine months ended September 30, 2000, net income was $10,163,000, or $1.72 per share, compared to $9,142,000, or $1.50 per share during the first nine months of 1999, a 14.7% increase in earnings per share.

The increases in net income for the quarter and the year to date were primarily the result of an increase in net interest income. Net interest income was $10.5 million and $9.5 million during the three months ended September 30, 2000 and 1999, an increase of 10.5%. The Company's net interest margin was 4.21% for the three months ended September 30, 2000, and 4.28% a year earlier. Net interest income was $30.6 million and $28.1 million during the nine months ended September 30, 2000 and 1999, an increase of 8.9%. The Company's net interest margin was 4.34% for the nine months ended September 30, 2000, and 4.27% a year earlier. Asset yields and the cost of funds were higher in the first three quarters of 2000 than in the first three quarters of 1999. Yields on earning assets increased more than the cost of funds during this period of time. The average yield on earning assets increased from 7.50% in the first nine months of 1999, to 7.85% in the first nine months of 2000. At the same time, the average cost of funds has increased from 3.23% in the first nine months of 1999 to 3.51% in the first nine months of 2000.

Noninterest income was $4,024,000 during the third quarter of 2000 and $4,610,000 in the third quarter of 1999, a decrease of $586,000. Noninterest income was $12,593,000 during the nine months ended September 30, 2000 and $14,366,000 during the nine months ended September 30, 1999, a decrease of $1,773,000. This decline was partly due to the increase in interest rates and the related decrease in residential mortgage originations. Gains on sales of mortgage loans declined to $959,000 in the third quarter of 2000, and $2,694,000 in the nine months ended September 30, 2000, from $1,269,000 in the third quarter of 1999, and $4,745,000 in the nine months ended September 30, 1999.These declines resulted from decreased volume related to higher interest rates.

Unamortized mortgage servicing rights totaled approximately $7.7 million as of December 31, 1999. During the first quarter of 2000, Maple Park Mortgage entered into an agreement to sell the majority of the mortgage servicing rights. A gain of $765,000 was recorded at the time of the sale and was included in other income in the first quarter. A portion of the sale amount was retained to compensate the buyer for short-term prepayments. The final portion of the retained amount was included in other income in the second quarter of 2000, for a total gain of $844,000. Maple Park Mortgage will sell mortgage loans on a servicing-released basis instead of retaining servicing rights. As a result of the sale of mortgage servicing rights, servicing income declined from $485,000 in the third quarter of 1999 to $12,000 in the third quarter of 2000. Servicing income for the nine-month period declined from $1,375,000 in 1999 to $332,000 in 2000.

Service charges on deposits have increased from $858,000 in the third quarter of 1999 to $909,000 in the third quarter of 2000, and from $2,420,000 in the first three quarters of 1999 to $2,680,000 in the first three quarters of 2000. Deposit growth and improved service charge methods have contributed to the increase.

Noninterest expenses were $9,460,000 during the third quarter of 2000, an increase of $165,000 from $9,295,000 in the third quarter of 1999. Noninterest expenses were $27,531,000 during the first nine months of 2000, a decrease of $796,000 from $28,327,000 during the first three quarters of 1999. The decrease in noninterest expenses is primarily the result of a decrease in the amortization of mortgage servicing rights as a result of the sale of mortgage servicing rights. Salaries and benefits were $5.6 million in the third quarter of 2000, compared to $4.9 million in the third quarter of 1999, and increased $524,000 in the nine-month period, when comparing 2000 to 1999 results. These increases are the result of higher benefits costs and increased staffing related to growth.

FINANCIAL CONDITION

LOANS

Total loans were $703.0 million as of September 30, 2000, an increase of $101.7 million (16.9%) for the nine month period, from $601.3 million as of December 31, 1999. All loan classifications increased during the nine months ended September 30, 2000. The largest increases were in loans secured by real estate, including commercial, construction, and residential real estate loans, which increased $26.6 million, $16.3 million, and $32.4 million respectively. These changes reflect the continuing growth in the markets in which the Company operates.

Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. Nonperforming loans were $1.7 million as of September 30, 2000, down from $2.0 million as of December 31, 1999. Net charge-offs were $36,000 during the nine months ended September 30, 2000, compared to $259,000 during the first nine months of 1999.

As a consequence of increased loan growth, the provision for loan losses was increased. Provisions for loan losses were $390,000 in the third quarter of 2000 and $264,000 in the third quarter of 1999. Provisions for loan losses were $920,000 in the nine months ended September 30, 2000 and $711,000 in the nine months ended September 30, 1999. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.33% as of September 30, 2000, and was 1.40% at December 31, 1999. In management's judgment, an adequate allowance for loan losses inherent in the portfolio has been established.

DEPOSITS AND BORROWING

Total deposits were $995.9 million as of September 30, 2000, an increase of $147.6 million (17.4%) from $848.3 million as of December 31, 1999. During the nine months ended September 30, 2000, demand deposits increased by $6.7 million, to $133.5 million, savings increase by $64.0 million, to $451.6 million, and time deposits increased by $76.9 million, to $410.8 million. The merger of a local competing institution with an out of state regional bank aided growth in the first three quarters of 2000. Demand for local community banking is strong in the markets in which the Company operates.

Securities sold under repurchase agreements, which are typically of short-term durations, increased from $17.3 million as of December 31, 1999, to $31.3 million as of September 30, 2000. Other short-term borrowings, which primarily consist of treasury tax and loan notes, declined from $10.3 million to $5.0 million as of September 30, 2000 due to temporary balances carried as of year-end 1999. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. Notes payable declined from $9.5 million as of December 31, 1999, to $3.1 million as of September 30, 2000. This decline was primarily related to the sale of mortgage servicing rights. The proceeds of the sale were used, in part, to reduce notes payable.

CAPITAL

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company's common stock, or 4.9% of the company's 6,102,362 shares outstanding. The purchase of 175,236 shares in the first nine months of 2000, together with 81,500 shares purchased during 1999, total 256,736 shares repurchased. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of additional shares of up to 300,000, bringing the total number of shares authorized but not purchased to 343,264.

The Company and its three subsidiary banks (the "Banks") are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of September 30, 2000. The accompanying table shows the capital ratios of the Company and Old Third National Bank as of September 30, 2000.

Capital levels and minimum required levels:

                                                                             Minimum Required           Minimum Required
                                                                                 for Capital                to be Well
                                                        Actual               Adequacy Purposes             Capitalized
                                                       -------               -----------------          -----------------
                                                 Amount         Ratio        Amount       Ratio        Amount        Ratio
                                                 ------         -----        ------       -----        ------        -----
SEPTEMBER 30, 2000:
Total capital to risk weighted assets
   Consolidated                                    $113,812       14.39%       $63,273       8.00%       $79,091       10.00%
   Old Second                                        76,232       14.45         42,205       8.00         52,756       10.00
Tier 1 capital to risk weighted assets
   Consolidated                                     104,486       13.21         31,638       4.00         47,458        6.00
   Old Second                                        70,051       13.28         21,100       4.00         31,650        6.00
Tier 1 capital to average assets
   Consolidated                                     104,486        9.94         42,047       4.00         52,558        5.00
   Old Second                                        70,051        9.47         29,589       4.00         36,986        5.00

DECEMBER 31, 1999:
Total capital to risk weighted assets
   Consolidated                                    $108,691       15.84%       $54,894       8.00%       $68,618       10.00%
   Old Second                                        66,061       14.81         35,685       8.00         44,606       10.00
Tier 1 capital to risk weighted assets
   Consolidated                                     100,247       14.61         27,446       4.00         41,169        6.00
   Old Second                                        60,509       13.57         17,836       4.00         26,754        6.00
Tier 1 capital to average assets
   Consolidated                                     100,247       10.17         39,429       4.00         49,286        5.00
   Old Second                                        60,509        9.17         26,394       4.00         32,993        5.00

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

Net cash flows from operating activities were $22.2 million in the first nine months of 2000 and $27.0 million in the first nine months of 1999. Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management's policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $124.4 million in the nine months ended September 30, 2000, compared to a net outflow of $42.2 million a year earlier. In the first three quarters of 2000, net principal disbursed on loans accounted for net outflows of $98.7 million, and securities transactions aggregated a net outflow of $31.6 million. In the first three quarters of 1999, net principal disbursed on loans accounted for a net outflow of $49.8 million, and securities transactions resulted in net inflows of $8.7 million. The sale of mortgage servicing rights resulted in net cash inflows of $8.3 million.

Cash inflows from financing activities included an increase in deposits of $147.5 million in the first nine months of 2000. This compares with a net inflow associated with deposits of $6.8 million during the first three quarters of 1999. Short-term borrowing resulted in net cash outflows of $5.3 million in the first nine months of 2000, and outflows of $68,000 in the first nine months of 1999. Net cash outflows associated with notes payable totaled $6.4 million in the first nine months of 2000 compared to outflows of $19.5 million in the first nine months of 1999.

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

                                             OLD SECOND BANCORP, INC.
                                             (Registrant)



                                              /s/ William B. Skoglund
                                             ---------------------------
                                              William B. Skoglund
                                              President and Chief Executive
                                                 Officer

                                              /s/ J. Douglas Cheatham
                                             ---------------------------
                                              J. Douglas Cheatham
                                              Vice President and Chief
                                                 Financial Officer


Date:    November 13, 2000