Form 10-K405
period 2000-12-31
OLD SECOND BANCORP INC
filed 2001-03-28
CIK 357173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

             / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission file number 0-10537
                                                -------

                            OLD SECOND BANCORP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     36-3143493
    ------------------------                -----------------------------------
    (State of Incorporation)                (IRS Employer Identification Number)

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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)
                                 PREFERRED STOCK
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                     YES   X     NO
                                         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 19, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $151 million* based upon the price of the last sale on that date.

         The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 5,822,094 at March 19, 2001.

DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Company's 2000Annual Report are incorporated by reference into Parts I, II and IV.
         Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

* Based on the last reported price of an actual transaction in registrant's common stock on March 19, 2001 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant's common stock.

                            OLD SECOND BANCORP, INC.
                                    FORM 10-K

                                      INDEX


PART I                                                                              PAGE NO.
------                                                                              --------
Item  1           Business                                                           3 - 12

Item  2           Properties                                                             13

Item  3           Legal Proceedings                                                      13

Item  4           Submission of Matters to a Vote of Security Holders                    13


PART II

Item  5           Market for the Registrant's Common Equity and
                  Related Stockholder Matters                                            14

Item  6           Selected Financial Data                                                14

Item  7           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              14

Item  7A          Quantitative and Qualitative Disclosures about Market Risk             14

Item  8           Financial Statements and Supplementary Data                            14

Item  9           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                               14


PART III

Item 10           Directors and Executive Officers of the Registrant                     15

Item 11           Executive Compensation                                                 15

Item 12           Security Ownership of Certain Beneficial Owners and
                  Management                                                             15

Item 13           Certain Relationships and Related Transactions                         15

PART IV

Item 14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                    16

                  Signatures                                                             17

                                     PART I

ITEM 1.  BUSINESS

         Old Second Bancorp, Inc. (the "Company" or the "Registrant") was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"). The Company's office is located at 37 South River Street, Aurora, Illinois 60506.

         The Company conducts full service community banking and trust business through its wholly owned subsidiaries, The Old Second National Bank of Aurora, Yorkville National Bank, Kane County Bank, and Maple Park Mortgage ("Maple Park"). The banking subsidiaries are referred to herein as "the Banks." During 2000, the Company simplified its organizational structure by eliminating two bank charters. The Burlington Bank was merged into Kane County Bank and Bank of Sugar Grove was merged into The Old Second National Bank of Aurora ("Old Second").

         The Banks' full service banking businesses include the customary consumer and commercial products and services which banks provide. The following services are included: demand, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashier's checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services.

         Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers. Maple Park originates residential mortgages and handles the secondary marketing of those mortgages.

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

         The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. Management believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

         Old Second Bank's primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county areas comprised of DuPage, Kane, Kendall and Will counties. Based upon the 1990 census, these counties together represent a market of more than 1.4 million people. The city of Aurora has a current reported population of approximately 120,000 residents.

         The banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Maple Park, Kaneville, North Aurora, Yorkville, Plano, Ottawa, Burlington, Elburn, Wasco, DeKalb and Sugar Grove communities and surrounding areas. Old Second also offers complete trust and other fiduciary services to commercial customers and individuals. Non-FDIC insured mutual funds, stocks, bonds, securities and annuities are provided by a registered broker/dealer and member of NASD and SIPC.

         The Banks are subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks. Within the Yorkville National Bank market, which includes portions of Kane and LaSalle counties and all of Kendall County, there are approximately 10 other banks or banking facilities and several savings and loan associations.

         In 2000, Maple Park closed its correspondent division in order to focus on its retail business and improve profitability citing declining margins due to increased competition and increased expense, as its reason. During this evaluation, the decision to also close its New Leaf division was made due to a higher than acceptable risk of sub prime lending in a volatile secondary market. Although still active, all sub prime loans are closed by the purchasing lender (table funded). Maple Park is a mortgage banker offering a wide range of products including conventional, government, jumbo and sub prime with operations centralized at its home office location in St. Charles, Illinois. Maple Park has offices in Rockford, Sycamore, Wheaton and St. Charles, Illinois. Currently the primary lending area is Illinois.

         Maple Park faces vigorous competition in its retail operations. Competition for its retail products is principally based on location, convenience, service, quality, reputation and price. Within its retail mortgage banking market, there are approximately four large banks, two national mortgage bankers, and a number of small or mid-sized brokerage operations. As of December 31, 2000, the company employed 16 operations and 21 loan origination employees.

         At December 31, 2000, the Company employed 460 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

         Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, bank holding companies and their non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau ( including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

         Under the Illinois Banking Act (the "IBA") and the National Bank Act impose limitations on the amount of dividends that may be paid by banks. Generally, a bank may pay dividends out of its undivided profits, in such amounts and at such time as the bank's board of directors deems prudent. Without prior approval, however, a bank may not pay dividends in any calendar year, which in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described below, the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $17.9 million was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, banking regulators may prohibit the payment of any dividends by the Banks if it is determined that such payment would constitute an unsafe or unsound practice.

         Federal banking regulators require banks and bank holding companies to maintain minimum levels of capital. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The capital guidelines establish the following minimum regulatory capital requirements: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%; at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.65% and a leverage ratio of 9.66%.

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

         As FDIC insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with , the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Banks.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 2000, the Company and the Banks were well capitalized.



         National banks headquartered in Illinois, such as the Banks, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle -Neal Act"), both state and

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

         Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $37.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $37.3 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $37.3 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

                                STATISTICAL DATA

         The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 2000 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Rates are derived by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

                          ANALYSIS OF AVERAGE BALANCES,
                        TAX EQUIVALENT INTEREST AND RATES
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                          2000                       1999                        1998
                                           ----------------------------- ----------------------------  -------------------------
                                             Average                     Average                       Average
                                             Balance  Interest    Rate   Balance    Interest   Rate    Balance   Interest   Rate
                                           ----------  --------   ------   -------    --------   ----   -------   --------   ----
ASSETS
Interest bearing deposits                  $       70  $    14     20.00%  $   545   $     35    6.42%  $   412   $    26    6.31%
Federal funds sold                             31,825    1,979      6.22    31,720      1,566    4.94    62,980     3,372    5.35
Securities:
  Taxable                                     243,346   15,335      6.30   228,484     13,421    5.87   197,219    12,231    6.20
  Non-taxable (tax equivalent)                 55,491    4,336      7.81    54,525      3,803    6.97    59,673     4,236    7.10
                                           ----------  -------     ----- ---------   --------   ----- ---------   -------    ----
     Total securities                         298,837   19,671      6.58   283,009     17,224    6.09   256,892    16,467    6.41
Loans and loans held for sale                 670,397   57,117      8.52   594,414     49,192    8.28   572,351    49,370    8.63
                                           ----------  -------     ----- ---------   --------   ----- ---------   -------    ----
     Total interest earning assets          1,001,129   78,781      7.87   909,688     68,017    7.48   892,635    69,235    7.76
Cash and due from banks                        33,489        -         -    34,923          -       -    35,824         -       -
Allowance for loan losses                      (9,135)       -         -    (8,244)         -       -    (7,478)        -       -
Other noninterest-bearing assets               41,621        -         -    45,578          -       -    41,439         -       -
                                           ----------  -------     ----- ---------   --------   ----- ---------   -------    ----
    Total assets                           $1,067,104   78,781      7.38 $ 981,945     68,017    6.93  $962,420    69,235    7.19
                                           ==========  =======     ===== =========   ========   ===== =========   =======    ====

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing transaction accounts      $  141,855    2,220      1.56 $ 123,630      1,120    0.91  $ 91,003     1,496    1.64
Savings accounts                              271,897   10,196      3.75   250,298      8,478    3.39   244,048     7,580    3.11
Time deposits                                 380,425   21,794      5.73   337,446     17,618    5.22   354,642    20,287    5.72
                                           ----------  -------     ----- ---------   --------   ----- ---------   -------    ----
Interest bearing deposits                     794,177   34,210      4.31   711,374     27,216    3.83   689,693    29,363    4.26
Repurchase agreements                          20,366    1,079      5.30    18,146        698    3.85    19,511       828    4.24
Federal funds purchased and
 other borrowed funds                           3,406      305      8.95     2,921        122    4.18     3,102       162    5.22
Notes payable                                   3,770      222      5.89    18,965      1,118    5.90    29,343     1,876    6.39
                                           ----------  -------     ----- ---------   --------   ----- ---------   -------    ----
     Total interest bearing liabilities       821,719   35,816      4.36   751,406     29,154    3.88   741,649    32,229    4.35
Noninterest bearing deposits                  129,076        -         -   116,623          -       -   115,723         -       -
Accrued interest and other liabilities         10,301        -         -    11,032          -       -    10,570         -       -
Stockholders' equity                          106,008        -         -   102,884          -       -    94,478         -       -
                                           ----------  -------     ----- ---------   --------   ----- ---------   -------    ----
Total liabilities and
  stockholders' equity                     $1,067,104   35,816      3.36 $ 981,945     29,154    2.97 $ 962,420    32,229    3.35
                                           ==========  =======     ===== =========   ========   ===== =========   =======    ====
Net interest income (tax equivalent)                   $42,965                       $ 38,863                     $37,006
                                                       =======                       ========                     =======
Net interest income (tax equivalent)
   to total earning assets                                          4.29%                        4.27%                       4.15%
                                                                    ====                         ====                        ====

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate. Interest income is measured on a tax equivalent basis using a 35% rate.

            ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME


                                                         2000 Compared to 1999           1999 Compared to 1998
                                                      ---------------------------     ----------------------------
                                                            Change Due to                    Change Due to
                                                      ---------------------------     -----------------------------
                                                      Average    Average    Total     Average    Average     Total
                                                      Balance     Rate      Change    Balance     Rate       Change
                                                      -------    -------    ------    -------    -------     ------
EARNING ASSETS/INTEREST INCOME
Interest bearing deposits                             $   (50)   $    29    $  (21)   $     8    $     1     $     9
Federal funds sold                                          5        408       413     (1,562)      (244)     (1,806)
Securities:
   Taxable                                                903      1,011     1,914      1,894       (342)      1,552
   Tax-exempt                                              68        465       533       (381)       347         (34)
Loans and loans held for sale                           6,439      1,486     7,925      1,864     (2,240)       (376)
                                                      -------    -------    ------    -------    -------     -------
TOTAL EARNING ASSETS                                    7,365      3,399    10,764      1,823     (2,479)       (656)
                                                      -------    -------    ------    -------    -------     -------

INTEREST BEARING LIABILITIES/
   INTEREST EXPENSE
Interest bearing transaction accounts                     185        915     1,100        429       (805)       (376)
Savings accounts                                          767        951     1,718        198        700         898
Time deposits                                           2,368      1,808     4,176       (953)    (1,716)     (2,669)
Repurchase agreements                                      93        288       381        (56)       (74)       (130)
Federal funds purchased and
  other borrowed funds                                     23        160       183         (9)       (31)        (40)
Notes payable                                            (895)        (1)     (896)      (621)      (137)       (758)
                                                      -------    -------    ------    -------    -------     -------
INTEREST BEARING LIABILITIES                            2,541      4,121     6,662     (1,012)    (2,063)     (3,075)
                                                      -------    -------    ------    -------    -------     -------
NET INTEREST INCOME                                   $ 4,824      $(722)   $4,102    $ 2,835    $  (416)    $ 2,419
                                                      =======    =======    ======    =======    =======     =======


The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:


                        SECURITIES PORTFOLIO COMPOSITION


                                                                2000                1999                   1998
                                                         ------------------    -----------------    ------------------
                                                                    % of                % of                      % of
                                                         Amount   Portfolio    Amount  Portfolio    Amount   Portfolio
                                                         -------  ---------    ------  ---------    ------   ---------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities                                $  4,546      1.43%    $ 10,016     3.61%   $  9,742      3.26%
U.S. Government agencies                                 214,156     67.20%     166,186    59.91     181,915     60.86
States and political subdivisions                         75,539     23.71%      73,401    26.46      73,577     24.62
Mortgage-backed securities                                21,703      6.81%      25,245     9.10      31,212     10.44
Other securities                                           2,719      0.85%       2,565     0.92       2,452      0.82
                                                        --------    ------     --------   ------    --------    ------
                                                        $318,663    100.00%    $277,413   100.00%   $298,898    100.00%
                                                        ========    ======     ========   =======   ========    ======


The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 2000. Yields are calculated on a tax equivalent basis using a 35% rate.

              SECURITIES AVAILABLE FOR SALE - MATURITY AND YIELDS


                                                            After One But      After Five But
                                        Within One Year   Within Five Years    Within Ten Years   After Ten Years      Total
                                        ---------------   -----------------    ----------------   ---------------  ---------------
                                        Amount    Yield   Amount      Yield    Amount     Yield   Amount    Yield  Amount    Yield
                                        ---------------   -----------------    ----------------   ---------------  ----------------
U.S. Treasury securities                $  2,006   4.05%  $  2,540     3.97%   $     -         -%  $    -        -% $  4,546  4.01%
U.S. government agencies                  26,406   4.07    164,259     4.21     21,186      4.15        -        -   211,851  4.19
U.S. government agency
    mortgage backed securities                 -      -         90     5.78         49      4.04    2,166     4.04     2,305  4.11
States and political subdivisions         10,678   4.75     30,170     4.81     16,773      4.95   17,918     4.95    75,539  4.87
Collateralized mortgage obligations            -      -        270     4.21      3,105      4.15   18,328     4.15    21,703  4.15
Other securities                               -      -          -        -          -         -    2,719     3.97     2,719  3.97
                                         -------  -----   --------     ----    -------      ----   ------     ----  --------  ----
    Total                                $39,090  4.25%   $197,329     4.30%   $41,113      4.48%  $41,131    4.48% $318,663  4.34%
                                         =======  =====   ========     ====    =======      ====   ======     ====  ========  ====

`
As of December 31, 2000, net unrealized gains of $2,444,000,offset by deferred income taxes of $973,000, resulted in an increase in equity capital of $1,471,000. As of December 31, 1999, net unrealized losses of $3,280,000, offset by deferred income taxes of $1,303,000, resulted in a decrease in equity capital of $1,977,000.

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

                                                 LOAN PORTFOLIO


                                              2000         1999         1998         1997        1996
                                            --------     --------     --------    ---------   ----------
Commercial and industrial                   $165,049     $145,270     $136,514    $146,341    $ 143,961
Real estate - commercial*                    214,837      175,010      165,459     287,167      248,742
Real estate - construction                    84,096       58,833       46,361      43,095       40,437
Real estate - residential*                   190,603      159,743      144,434           -            -
Installment                                   75,169       65,491       57,471      58,127       49,164
                                            --------     --------     --------    --------    ---------
  Gross loans                                729,754      604,347      550,239     534,730      482,304
Unearned discount                                (22)         (78)        (227)       (348)        (390)
                                            --------     --------     --------    --------    ---------
  Total loans                                729,732      604,269      550,012     534,382      481,914
Allowance for loan losses                     (9,690)      (8,444)      (7,823)     (6,923)      (6,968)
                                            --------     --------     --------    --------    ---------
  Loans, net                                $720,042     $595,825     $542,189    $527,459    $ 474,946
                                            ========     ========     ========    ========    =========

* Real estate residential loans for years prior to 1998 are included in Real estate commercial loans in the preceding table.

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2000:


                     MATURITY AND RATE SENSITIVITY OF LOANS


                                                          Over 1 Year
                                                         Through 5 Years        Over 5 Years
                                                       ------------------   -------------------
                                            One Year    Fixed     Floating    Fixed     Floating
                                            or Less     Rate        Rate      Rate        Rate       Total
                                            --------   ------     --------    ------    --------    --------
Commercial and industrial                   $109,128   $ 75,205   $11,808     $12,682   $  7,879    $216,702
Real estate                                   45,237    186,251    28,254      22,816    112,051     394,609
Installment                                   15,841     77,765    23,103       1,710          2     118,421
                                            --------   --------   -------     -------   --------    --------
  Total                                     $170,206   $339,221   $63,165     $37,208   $119,932    $729,732
                                            ========   ========   =======     =======   ========    ========

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

                              NONPERFORMING ASSETS


                                              2000      1999       1998       1997      1996
                                           ---------  --------   ---------  --------   ------
Nonaccrual loans                             $1,582     $1,298    $  768     $2,189    $3,505
Loans past due 90 days or more
  and still accruing interest                   532        742     1,417      1,011       622
Restructured loans                                -          -        13        122         -
                                           --------     ------    ------     ------    ------
     Total nonperforming loans                2,114      2,040     2,198      3,322     4,127
Other real estate                               357          -         -        482       126
                                           --------     ------    ------     ------    ------
     Total nonperforming assets              $2,471     $2,040    $2,198     $3,804    $4,253
                                           ========     ======    ======     ======    ======


Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $79,000, $50,000, and $23,000 was recorded during 2000, 1999, and 1998, on loans in nonaccrual status at year-end. Interest income which would have been recognized during 2000, 1999, and 1998, had these loans been on an accrual basis throughout the year, was approximately $86,000, $142,000, and $114,000.

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                               2000         1999        1998        1997       1996
                                                             ---------    ---------    -------    ---------   ---------
Average total loans (exclusive of loans held for sale)       $662,566     $573,157     $541,077   $495,657     $388,368
                                                             ========     ========     ========   ========     ========
Allowance at beginning of year                               $  8,444     $  7,823     $  6,923   $  6,968     $  6,686
Charge-offs:
   Commercial and industrial                                      402          366          286      1,285          615
   Real estate                                                     37           48           10        148          117
   Installment and other loans                                    263          238          256        209          169
                                                             --------     --------     --------   --------     --------
       Total charge-offs                                          702          652          552      1,642          901
                                                             --------     --------     --------   --------     --------
Recoveries:
     Commercial and industrial                                    369          246          132        176          362
     Real estate                                                    8           20           45        105            -
     Installment and other loans                                  191           77           62         60           73
                                                             --------     --------     --------   --------     --------
          Total recoveries                                        568          343          239        341          435
                                                             --------     --------     --------   --------     --------
Net charge-offs                                                   134          309          313      1,301          466
Provision for loan losses                                       1,380          930        1,213      1,256          748
                                                             --------     --------     --------   --------     --------
Allowance at end of period                                   $  9,690     $  8,444     $  7,823   $  6,923     $ 6,968
                                                             ========     ========     ========   ========     =======

Net charge-offs to average loans                                 0.02%        0.05%       0.06%       0.26%       0.12%
Allowance at year end to average loans                           1.46%        1.47%       1.45%       1.40%       1.79%


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

The following table shows the Company's allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                       2000                 1999             1998             1997              1996
                                -----------------   -----------------  ---------------- ----------------- ---------------
                                        Loan Type           Loan Type         Loan Type         Loan Type        Loan Type
                                        to Total            to Total          to Total          to Total         to Total
                                Amount    Loans     Amount   Loans     Amount   Loans   Amount   Loans    Amount  Loans
                               -------  --------- ------------------  -------- ------- -------- --------- ------ --------
Commercial and industrial       $5,230     22.6%    $5,040     24.0%   $4,675   24.8%  $4,100    27.4%    $4,100   29.8%
Real estate - commercial*       $1,102     29.5%    $  712     29.0    $  663   30.1   $1,060    53.7     $1,060    51.6
Real estate - construction         480     11.5%       230      9.7       210    8.4      185     8.1        185     8.4
Real estate - residential*         962     26.1%       658     26.4       587   26.2        -     0.0          -     0.0
Installment and other loans      1,760     10.3%     1,665     10.8     1,545   10.4    1,430    10.9      1,430    10.2
Unallocated                        156                 139                143             148                193
                               -------  -------    -------   ------    ------  -----   ------   -----     ------   -----
    Total                       $9,690    100.0%   $ 8,444    100.0%   $7,823  100.0%  $6,923   100.0%    $6,968   100.0%
                               =======  =======    =======   ======    ======  =====   ======   =====     ======   =====

* Real estate residential loans for years prior to 1998 are included in Real estate commercial loans in the preceding table.

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2000:

               TIME DEPOSITS OF $100,000 OR MORE


3 months or less                               $ 46,848
Over 3 months through 6 months                   35,183
Over 6 months through 12 months                  23,213
Over 12 months                                   10,324
                                               --------
                                               $115,568
                                               ========


The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders' equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting this criteria. Information presented is as of or for the year ended December 31, for the years indicated:

                             SHORT-TERM BORROWINGS


                                                                2000        1999       1998
                                                              -------     -------    --------
Balance at end of year                                        $23,732     $27,610     $37,107
Weighted average interest rate                                   9.34%       3.08%       2.49%
Maximum month-end amount outstanding during the year          $36,265     $31,257     $37,107
Average amount outstanding during the year                    $23,772     $21,067     $22,613
Weighted average interest rate during the year                   6.54%       3.90%       4.38%


The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

                                SELECTED RATIOS


                                                    2000     1999     1998
                                                    ----     ----     ----
Return on average total assets                      1.26%    1.26%    1.15%
Return on average equity                           12.71%   12.06%   11.69%
Average equity to average assets                    9.93%   10.48%    9.82%
Dividend payout ratio                              26.20%   28.43%   24.86%

ITEM 2. PROPERTIES

         Old Second is located at 37 South River Street, Aurora, Illinois. Old Second has full-service branches located in Illinois at: 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; Cross Street at Illinois Route 47, Sugar Grove; 1220 Iroquois Drive, Naperville; and 321 James Street, Geneva. Old Second has trust offices at 37 South River Street in Aurora and 321 James Street in Geneva.

         Yorkville National Bank is located at 102 East Van Emmon Street, Yorkville, with branches at 408 East Countryside Parkway in Yorkville; 6800 West Route 34 in Plano; and 323 East Norris Drive in Ottawa. Kane County Bank is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco; at 194 South Main Street in Burlington; 1100 South County Line Road, Maple Park; and 2 S 101 Harter Road, Kaneville.

         With the exception of Yorkville's main banking facility, all Banks have onsite 24 hour Automatic Teller Machines ("ATMs"). Old Second also has eight offsite ATMs, Yorkville has two offsite ATMs, and Kane has one offsite ATM. Their customers can use certain other financial institutions' offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

         Maple Park operates a retail division from leased offices in St. Charles, Sycamore, Wheaton, and Rockford, Illinois. The main office is located at 1450 West Main Street in St. Charles.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has certain collection suits in the ordinary course of business against its debtors and is a defendant in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Banks or on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company incorporates by reference the information contained on page 29 of the 2000 Annual Report (attached hereto as Exhibit 13) under the caption "Corporate Information." As of March 20, 2001, there were 1,225 holders of record of the Company's common stock.

         The Company also incorporates by reference the information contained on pages 24 and 25 of the 2000 Annual Report (attached hereto as Exhibit 13) under the "Notes to Consolidated Financial Statements Note Q: Capital"

ITEM 6.  SELECTED FINANCIAL DATA

         The Company incorporates by reference the information contained on page 4 of the 2000 Annual Report (attached hereto as Exhibit 13) under the caption "Old Second Bancorp, Inc. and Subsidiaries Financial Highlights."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company incorporates by reference the information contained on pages 5 - 10 of the 2000 Annual Report (attached hereto as Exhibit 13) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company incorporates by reference the information contained on pages 9 and 10 of the 2000 Annual Report (attached hereto as Exhibit 13) under the caption "Interest Rate Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company incorporates by reference the following financial statements and related notes from the 2000 Annual Report (attached hereto as Exhibit 13):

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference the information contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders on pages 3 through 6 under the caption "Election of Directors" and on page 2 under the caption "Compliance with Section 16(a) of the Exchange Act."

EXECUTIVE OFFICERS OF THE REGISTRANT AND SUBSIDIARY


NAME, AGE AND YEAR
BECAME EXECUTIVE OFFICER
OF THE REGISTRANT                  POSITIONS WITH REGISTRANT
------------------------           -------------------------
James Benson                       Chairman of the Board
Age 70 1971

William B. Skoglund                President and CEO of Old Second Bancorp, Inc.
Age 50 1992                        President and CEO of Old Second National Bank

J. Douglas Cheatham                Senior Vice-President and Chief Financial
Age 44 1999                        Officer of Old Second Bancorp, Inc.

         There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained on pages 3 - 6 of the Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Election of Directors," and on pages 9 - 10 under the caption "Executive Compensation." The sections in the Proxy Statement marked "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" are furnished for the information of the Commission and are not deemed to be "filed" as part of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained on pages 2 - 3 of the Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained on pages 14, 16 and 17 of the Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements and related notes are incorporated by reference from the 2000 Annual Report (attached hereto as Exhibit 13).

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

  (3)(b) By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company's S-14 filed on January 22, 1982.)

 (10)(d)         Form of Compensation and Benefits Assurance Agreements (filed as an exhibit to of the Company's 10 - K filed on March 27, 2000.)

 (13)            The Company's 2000 Annual Report to Stockholders

 (22)            A list of all subsidiaries of the Company

 (23)            Consent of Ernst & Young LLP



                      (b) REPORTS ON FORM 8-K

                               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OLD SECOND BANCORP, INC.


                                   BY: /s/ James E. Benson
                                       -----------------------------------------
                                       James E. Benson
                                       Chairman of the Board


                                   BY: /s/ William B. Skoglund
                                       -----------------------------------------
                                       William B. Skoglund
                                       President and Chief Executive Officer

DATE:    March 20, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE             TITLE                                            DATE
         ---------             -----                                            ----
/s/ James E. Benson            Chairman of the Board, Director                  March 20, 2001
-------------------------
James E. Benson


/s/ William B. Skoglund        President and Chief Executive Officer, Director  March 20, 2001
-------------------------
William B. Skoglund


/s/ Walter Alexander           Director                                         March 20, 2001
-------------------------
Walter Alexander


/s/ Marvin Fagel               Director                                         March 20, 2001
-------------------------
Marvin Fagel


/s/ William Kane               Director                                         March 20, 2001
-------------------------
William Kane


/s/ Kenneth Lindgren           Director                                         March 20, 2001
-------------------------
Kenneth Lindgren


/s/ Jesse Maberry              Director                                         March 20, 2001
-------------------------
Jesse Maberry


/s/ William Meyer              Director                                         March 20, 2001
-------------------------
William Meyer


/s/ Edward Bonifas             Director                                         March 20, 2001
-------------------------
Edward Bonifas


/s/ D. Chet McKee              Director                                         March 20, 2001
-------------------------
D. Chet McKee


/s/ Gerald Palmer              Director                                         March 20, 2001
-------------------------
Gerald Palmer


/s/ James Carl Schmitz         Director                                         March 20, 2001
-------------------------
James Carl Schmitz

                                      18


===================================================================================================================================
   EXHIBIT                                          DESCRIPTION OF EXHIBITS                                           SEQUENTIAL
     NO.                                                                                                               PAGE NO.
===================================================================================================================================
   (3)(a)     Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company's S-14          --
              filed on January 22, 1982.)
-----------------------------------------------------------------------------------------------------------------------------------

   (3)(b)     By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company's S-14 filed on January          --
              22, 1982.)

-----------------------------------------------------------------------------------------------------------------------------------

   (10)(d)    Form of Compensation and Benefits Assurance Agreement (filed as an exhibit of the Company's 10-K            --
              filed March 27, 2000.)

-----------------------------------------------------------------------------------------------------------------------------------

    (13)      The Company's 2000 Annual Report to Stockholders                                                           20-58


-----------------------------------------------------------------------------------------------------------------------------------

    (22)      A list of all subsidiaries of the Company                                                                   59


-----------------------------------------------------------------------------------------------------------------------------------

    (23)      Consent of Ernst & Young LLP                                                                                60


-----------------------------------------------------------------------------------------------------------------------------------

    (27)      Financial Data Schedule                                                                                     --

===================================================================================================================================