Form 10-Q
period 2001-03-31
OLD SECOND BANCORP INC
filed 2001-05-09
CIK 357173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 0 -10537

OLD SECOND BANCORP, INC. (Exact name of Registrant as specified in its charter)

Delaware	36-3143493
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

37 South River Street, Aurora, Illinois 60507
(Address of principal executive offices)(Zip Code)

(630) 892-0202
(Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 1, 2001, the Registrant had outstanding 5,805,594 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

 Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2001	2000
Assets
Cash and due from banks	$33,629	$48,226
Interest bearing balances with banks	79	78
Federal funds sold	64,300	8,275
Cash and cash equivalents	98,008	56,579
Securities available for sale	302,483	318,663
Loans held for sale	31,167	11,539
Loans	755,160	729,732
Allowance for loan losses	10,221	9,690
Net loans	744,939	720,042
Premises and equipment, net	22,392	22,155
Other real estate owned	-	357
Mortgage servicing rights, net	187	187
Goodwill, net	2,453	2,563
Core deposit intangible assets, net	2,043	2,131
Accrued interest and other assets	11,124	15,226
Total assets	$1,214,796	$1,149,442

Liabilities
Deposits:
Demand	$143,155	$148,593
Savings	457,578	435,801
Time	434,753	412,084
Total deposits	1,035,486	996,478
Securities sold under repurchase agreements	23,144	21,244
Other short-term borrowing	2,257	2,488
Notes payable	21,666	3,429
Accrued interest and other liabilities	14,738	12,841
Total liabilities	1,097,291	1,036,480

Stockholders' Equity
Preferred stock, no par value;	-	-
authorized 300,000 shares; none issued
Common stock, $1.00 par value; authorized 10,000,000 shares;
issued 6,103,830 in 2001 and 6,103,830 in 2000	6,104	6,104
outstanding; 5,805,594 in 2001; 5,832,094 in 2000
Surplus	9,799	9,799
Retained earnings	104,856	102,099
Unrealized net gain on securities available for sale	3,943	1,471
Treasury stock, at cost, 298,236 shares in 2001,
271,736 shares in 2000	(7,197)	(6,511)
Total stockholders' equity	117,505	112,962
Total liabilities and stockholders' equity	$1,214,796	$1,149,442

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2001 and 2000

(In thousands, except share data)

	2001	2000
Interest income
Loans, including fees	$15,529	$12,603
Loans held for sale	363	166
Securities:
Taxable	4,038	3,601
Tax-exempt	671	665
Federal funds sold	422	326
Interest bearing deposits	1	8
Total interest income	21,024	17,369

Interest expense
Savings deposits	3,242	2,733
Time deposits	6,080	4,552
Repurchase agreements	288	165
Other short-term borrowing	74	52
Notes payable	212	76
Total interest expense	9,896	7,578
Net interest income	11,128	9,791
Provision for loan losses	580	210
Net interest income after provision for loan losses	10,548	9,581

Noninterest income
Trust income	1,243	1,281
Service charges on deposits	964	826
Secondary mortgage fees	251	96
Mortgage servicing income	20	234
Gain on sale of loans	1,567	791
Other income	886	1,271
Total noninterest income	4,931	4,499

Noninterest expense
Salaries and employee benefits	6,096	5,092
Occupancy expense, net	743	639
Furniture and equipment expense	957	852
Amortization of goodwill	110	110
Amortization of core deposit intangible assets	89	89
Other expense	2,028	2,160
Total noninterest expense	10,023	8,942
Income before income taxes	5,456	5,138
Provision for income taxes	1,824	1,678
Net income	$3,632	$3,460

Per share information:
Ending number of shares	5,805,594	5,904,794
Average number of shares	5,829,677	5,968,019
Diluted average number of shares	5,842,256	5,976,128
Basic earnings per share	$0.62	$0.58
Diluted earnings per share	$0.62	$0.58

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(In thousands)

	2001	2000
Cash flows from operating activities
Net income	$3,632	$3,460
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation	155	431
Amortization of mortgage servicing rights	1	57
Origination of mortgage servicing rights	(1)	(27)
Provision for loan losses	580	210
Net change in mortgage loans held for sale	(19,628)	131
Change in net income taxes payable	1,824	(2,151)
Gain on sale of loans	-
Change in accrued interest and other assets	4,102	(2,019)
Change in accrued interest and other liabilities	(1,561)	3,130
Premium amortization and discount accretion on securities	(153)	110
Amortization of goodwill	110	110
Amortization of core deposit intangible assets	88	89
Valuation related to mortgage servicing rights	-	(746)
Net cash provided (used) by operating activities	(10,851)	2,785

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	38,482	15,007
Purchases of securities available for sale	(18,043)	(34,334)
Net principal disbursed or repaid on loans	(25,477)	(25,915)
Proceeds from sales of other real estate	357	79
Property and equipment expenditures	(392)	(879)
Proceeds from sale of mortgage servicing rights	-	8,185
Net cash used by investing activities	(5,073)	(37,857)

Cash flows from financing activities
Net change in deposits	39,008	33,630
Net change in repurchase agreements	1,900	1,471
Net change in other short-term borrowing	(231)	(8,970)
Net change in notes payable	18,237	(4,440)
Proceeds from exercise of incentive stock options	-	28
Dividends paid	(875)	(905)
Purchase of treasury stock	(686)	(2,648)
Net cash provided by financing activities	57,353	18,166
Net change in cash and cash equivalents	41,429	(16,906)
Cash and cash equivalents at beginning of period	56,579	69,275
Cash and cash equivalents at end of period	$98,008	$52,369

Supplemental cash flow information
Income taxes paid	$-	$1,347
Interest paid	6,047	4,672

See accompanying notes to consolidated financial statements.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which was required to be adopted in years beginning after June 15, 2000. Because of the Company’s minimal use of derivatives, the adoption of the Statement does not have a significant effect on earnings or the financial position of the Company.

NOTE 2 – SECURITIES

Securities available for sale are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2001:
U.S. Treasury	$4,510	$77	$-	$4,587
U.S. Government agencies	195,012	4,317	7	199,322
States and political subdivisions	69,428	2,052	152	71,328
Mortgage backed securities	24,178	352	91	24,439
Other securities	2,807	-	-	2,807
	$295,935	$6,798	$250	$302,483
December 31, 2000:
U.S. Treasury	$4,514	$32	$-	$4,546
U.S. Government agencies	212,681	1,957	482	214,156
States and political subdivisions	74,462	1,649	572	75,539
Mortgage backed securities	21,843	39	179	21,703
Other securities	2,719	-	-	2,719
	$316,219	$3,677	$1,233	$318,663

NOTE 3 – LOANS

Major classifications of loans were as follows:

	March 31,	December 31,
	2001	2000
Commercial and industrial	$172,684	$165,049
Real estate - commercial	231,127	214,837
Real estate - construction	80,327	84,096
Real estate - residential	198,202	191,158
Installment	73,461	75,169
	755,801	730,309
Unearned origination fees	(627)	(555)
Unearned discount	(14)	(22)
	$755,160	$729,732

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses
   as of March 31, are summarized as follows:

	2001	2000
Balance, January 1	$9,690	$8,444
Provision for loan losses	580	210
Loans charged-off	(173)	(121)
Recoveries	124	319
Balance, end of period	$10,221	$8,852

NOTE 5 – NOTES PAYABLE

The Company has a $40 million line of credit available with Marshall & Ilsley Bank, under which $21.7 million was outstanding as of March 31, 2001 and $3.4 million was outstanding as of December 31, 2000. The note bears interest at the rate of 1% over the Federal Funds rate. This borrowing is for the purpose of funding loans held for sale at the Maple Park Mortgage subsidiary and other corporate purposes.

NOTE 6 – EARNINGS PER SHARE

Earnings per share for the three months ended March 31, were as follows (share data not in thousands):

	2001	2000
Basic Earnings Per Share:
Weighted-average common shares outstanding	5,829,677	5,968,019
Net income	$3,632	$3,460
Basic earnings per share	$0.62	$0.58

Diluted Earnings Per Share:
Weighted-average common shares outstanding	5,829,677	5,968,019
Dilutive effect of stock options	12,579	8,109
Diluted average common shares outstanding	5,842,256	5,976,128
Net income	$3,632	$3,460
Diluted earnings per share	$0.62	$0.58

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, was as follows:

	2001	2000

Unrealized holding gains/(losses) on available
for sale securities arising during the period	$4,106	$(553)
Related tax (expense)/ benefit	(1,634)	223
Net unrealized gain /(loss)	$2,472	$(330)
Net income	3,632	3,460
Other comprehensive income	$6,104	$3,130

OLD SECOND BANCORP, INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the first quarter of 2001 was $3,632,000, or 62 cents diluted earnings per share, compared to $3,460,000 or 58 cents per share in the first quarter of 2000. This was a 5% increase in earnings, or 7% on a per share basis. The increase in net income for the quarter was primarily a result of an increase in net interest income. Noninterest income increased $432,000 and noninterest expenses increased $1,081,000 from the first quarter of 2000 to the first quarter of 2001. The first quarter return on equity increased to 13.51% in the first quarter of 2001, from 12.70% in the same period of 2000.

Net interest income was $11.1 million and $ 9.8 million during the three months ended March 31, 2001 and 2000, an increase of 13.7%. The Company's net interest margin was 4.22% for the three months ended March 31, 2001, and 4.42% a year earlier. The decrease in the ratio is a result of a decrease in interest rates contributing to an increase in loan volume.

Noninterest income was $4,931,000 during the first quarter of 2001 and $4,499,000 in the first quarter of 2000, an increase of $432,000, or 9.6%. This increase was primarily due to the decrease in interest rates and the corresponding increase in residential mortgage originations. As a result of the gains on sales of mortgage loans increased to $1,567,000 in the first quarter of 2001, from $791,000 in the first quarter of 2000.

During the first quarter of 2000, Maple Park Mortgage entered into an agreement to sell the majority of its mortgage servicing rights. A gain of $765,000 was recorded at the time of the sale and was included in other income. Maple Park Mortgage now sells mortgage loans on a servicing-released basis instead of retaining originated servicing rights. As a result, mortgage servicing income declined from $234,000 in the first quarter of 2000 to $20,000 in the first quarter of 2001.

Trust income was $38,000 lower in the first quarter of 2001 than in the first quarter of 2000. Other income was $385,000 lower in the first quarter of 2001.  The first quarter 2000 included the gain on the sale of mortgage servicing rights.  Excluding the gain, other income would have increased $380,000 over prior year.

Noninterest expenses were $10,023,000 during the first quarter of 2001, an increase of $1,081,000 from $8,942,000 in the first quarter of 2000. The increase in noninterest expenses is primarily the result of an increase in expenses of Maple Park Mortgage as this business has increased as a result of a decrease in interest rates. Salaries and benefits, which account for most of the noninterest expenses, increased $1,004,000, in part, due to higher expenses at Maple Park Mortgage.

FINANCIAL CONDITION

Loans

Total loans were $755.2 million as of March 31, 2001, an increase of $25.4 million for the three-month period, from $729.7 million as of December 31, 2000. The largest increases in loan classifications were in real estate loans both commercial and residential, which increased $16.3 million and $7.0 million, respectively and commercial and industrial loans, which increased $7.6 million. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $1.9 million as of March 31, 2001, down from $2.5 million as of December 31, 2000. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.The provision for loan losses was $580,000 in the first quarter of 2001 and $210,000 in the first quarter of 2000. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.35% as of March 31, 2001, compared to 1.33% as of December 31, 2000. In management's judgment, an adequate allowance for estimated losses has been established.

Deposits and Borrowing

Total deposits were $1,035.5 million as of March 31, 2001, an increase of $39.0 million from $996.5 million as of December 31, 2000. The decrease in interest rates contributed to the increase in loans for the quarter.  Savings deposits, which include money market accounts, increased $21.8 million during the first quarter and time deposits increased $22.7 million. Demand deposits declined from $148.6 million to $143.2 million during this period.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $21.2 million as of December 31, 2000, to $23.1 million as of March 31, 2001. Other short-term borrowings, which primarily consists of treasury tax and loan notes, declined from $2.5 million to $2.3 million as of March 31, 2001. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. In order to fund the significant growth in loans, notes payable increased from $3.4 million as of December 31, 2000, to $21.7 million as of March 31, 2001.

Capital

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company’s common stock, or 4.9% of the company’s 6,102,362 shares outstanding. The purchase of approximately 26,500 shares in the first quarter of 2001, together with 190,236 and 81,500 shares purchased during 2000 and 1999 respectively, total approximately 298,236 shares repurchased. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of up to an additional 300,000 shares, bringing the total number of shares authorized but not purchased to approximately 401,000.

The Company and its three subsidiary banks (the “Banks”) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of March 31, 2001. The accompanying table shows the capital ratios of the Company and Old Second National Bank as of March 31, 2001.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2001:
Total capital to risk weighted assets
Consolidated	$119,120	13.24%	$71,976	8.00%	$89,970	10.00%
Old Second	79,789	14.21	44,920	8.00	56,150	10.00
Tier 1 capital to risk weighted assets
Consolidated	108,899	12.10	36,000	4.00	54,000	6.00
Old Second	72,942	12.99	22,461	4.00	33,691	6.00
Tier 1 capital to average assets
Consolidated	108,899	9.33	46,688	4.00	58,360	5.00
Old Second	72,942	9.28	31,441	4.00	39,301	5.00

December 31, 2000:
Total capital to risk weighted assets
Consolidated	$118,599	14.86%	$63,849	8.00%	$79,811	10.00%
Old Second	77,886	14.52	42,912	8.00	53,640	10.00
Tier 1 capital to risk weighted assets
Consolidated	108,909	13.65	31,915	4.00	47,872	6.00
Old Second	71,424	13.31	21,465	4.00	32,197	6.00
Tier 1 capital to average assets
Consolidated	108,909	9.66	45,097	4.00	56,371	5.00
Old Second	71,424	9.39	30,426	4.00	38,032	5.00

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

Net cash outflow from operating activities was $11.2 million in the first three months of 2001 compared to the net cash inflow of $2.8 million in the first three months of 2000. The  increase in outflows is directly related to the increased loan activity of Maple Park Mortgage.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. In addition, the sale of mortgage servicing rights resulted in a gain $765,000 for the first quarter 2000.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $4.7 million in the three months ended March 31, 2001, compared to $37.9 million a year earlier. In the first three months of 2001, net principal disbursed on loans accounted for net outflows of $25.1 million, and securities transactions aggregated a net inflow of $20.4 million. In the first three months of 2000, net principal disbursed on loans accounted for a net outflow of $25.9 million, and securities transactions resulted in net outflows of $19.3 million. The sale of mortgage servicing rights resulted in net cash inflows of $8.1 million.

Cash inflows from financing activities included an increase in deposits of $39.0 million in the first three months of 2001. This compares with a net inflow associated with deposits of $33.6 million during the first quarter of 2000. Short-term borrowing resulted in net cash outflows of $231,000 in the three months of 2001, and outflows of $9.0 million in the three months of 2000. Net cash inflows associated with notes payable totaled $18.2 million in the first three months of 2001 compared to outflows of $4.4 million in the first three months of 2000.

The impact of movements in general market interest rates on a financial institution’s financial condition, including capital adequacy, earnings, and liquidity, is known as interest rate risk. Interest rate risk is the Company’s primary market risk. As a financial institution, accepting and managing this risk is an inherent aspect of the Company’s business. However, safe and sound management of interest rate risk requires that it be maintained at prudent levels.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$79	$-	$-	$-	$-	$-	$79
Average interest rate	5.28%						5.28%

Federal funds sold	$64,300	$-	$-	$-	$-	$-	$64,300
Average interest rate	5.19%						5.19%

Securities	$37,852	$53,663	$55,127	$48,006	$17,713	$90,122	$302,483
Average interest rate	5.95%	5.93%	5.94%	6.46%	6.79%	5.85%	6.05%

Fixed rate loans	$97,472	$93,800	$76,746	$124,989	$55,673	$38,440	$487,120
Average interest rate	8.30%	8.12%	8.12%	8.26%	7.95%	7.20%	7.67%

Adjustable rate loans	$96,372	$14,835	$12,137	$22,451	$9,622	$143,790	$299,207
Average interest rate	8.55%	5.07%	5.07%	2.58%	2.58%	7.86%	8.07%
Total	$296,075	$162,298	$144,010	$195,446	$83,008	$272,352	$1,153,189

Interest-bearing Liabilities
Interest-bearing deposits	$596,140	$67,016	$23,485	$5,186	$8,556	$191,948	$892,331
Average interest rate	4.83%	5.48%	5.43%	5.31%	5.76%	1.37%	4.17%

Short-term borrowing	$25,401	$-	$-	$-	$-	$-	$25,401
Average interest rate	4.97%	-	-	-	-	-	4.97%

Notes payable	$21,666	$-	$-	$-	$-	$-	$21,666
Average interest rate	7.50%	-	-	-	-	-	7.50%
Total	$643,207	$67,016	$23,485	$5,186	$8,556	$191,948	$939,398

Period gap	$(347,132)	$95,282	$120,525	$190,260	$74,452	$80,404	$213,791
Cumulative gap	(347,132)	(251,850)	(131,325)	58,935	133,387	213,791

PART II – OTHER INFORMATION

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

             None.

Item 3.              Defaults Upon Senior Securities

             None.

Item 4.              Submission of Matters to a Vote of Security Holders

             None.

Item 5.              Other Information

             None.

Item 6  .            Exhibits and Reports on Form 8-K

             Exhibits

             27.  Financial Data Schedule

             Reports on Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.
(Registrant)

/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer

/s/ J. Douglas Cheatham
J. Douglas Cheatham
Senior Vice President and Chief Financial Officer
Date:May 9, 2001