Form 10-Q
period 2001-06-30
OLD SECOND BANCORP INC
filed 2001-08-13
CIK 357173

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For transition period from _________ to

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

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

             Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 1, 2001, the Registrant had outstanding 5,752,594 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

 Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited)
	June 30, 2001	December 31, 2000

Assets
Cash and due from banks	$44,249	$48,226
Interest bearing balances with banks	80	78
Federal funds sold	53,725	8,275

Cash and cash equivalents	98,054	56,579
Securities available for sale	339,462	318,663
Loans held for sale	28,959	11,539
Loans	790,272	729,732
Allowance for loan losses	10,828	9,690

Net loans	779,444	720,042
Premises and equipment, net	23,593	22,155
Other real estate owned	-	357
Goodwill, net	2,342	2,563
Core deposit intangible assets, net	1,953	2,131
Accrued interest and other assets	12,135	15,413

Total assets	$1,285,942	$1,149,442

Liabilities
Deposits:
Demand	$146,617	$148,593
Savings	503,791	435,801
Time	422,132	412,084

Total deposits	1,072,540	996,478
Securities sold under repurchase agreements	52,197	21,244
Other short-term borrowings	8,502	2,488
Notes payable	17,131	3,429
Accrued interest and other liabilities	16,245	12,841

Total liabilities	1,166,615	1,036,480

Stockholders' Equity
Preferred stock, no par value;
authorized 300,000 shares; none issued	-	-
Common stock, $1.00 par value; authorized 10,000,000 shares;
issued 6,115,830 in 2001 and 6,103,830 in 2000;	6,116	6,104
outstanding 5,752,594 in 2001 and 5,832,094 in 2000
Surplus	10,048	9,799
Retained earnings	108,011	102,099
Accumulated other comprehensive income	4,431	1,471
Treasury stock, at cost, 363,236 shares in 2001,
271,736 shares in 2000	(9,279)	(6,511)

Total stockholders' equity	119,327	112,962

Total liabilities and stockholders' equity	$1,285,942	$1,149,442

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Interest income
Loans, including fees	$15,844	$13,588	$31,373	$26,191
Loans held for sale	422	184	785	350
Securities:
Taxable	3,844	3,782	7,882	7,383
Tax-exempt	693	722	1,364	1,387
Federal funds sold	584	429	1,006	755
Interest bearing deposits	1	7	2	15

Total interest income	21,388	18,712	42,412	36,081
Interest expense
Savings deposits	2,990	3,018	6,232	5,751
Time deposits	5,763	5,062	11,843	9,614
Repurchase agreements	303	201	591	366
Other short-term borrowings	69	72	143	124
Notes payable	270	75	482	151

Total interest expense	9,395	8,428	19,291	16,006

Net interest income	11,993	10,284	23,121	20,075
Provision for loan losses	690	320	1,270	530

Net interest income after
provision for loan losses	11,303	9,964	21,851	19,545
Noninterest income
Trust income	1,273	1,263	2,516	2,544
Service charges on deposits	1,050	945	2,014	1,771
Secondary mortgage fees	222	153	473	249
Mortgage servicing income	16	86	36	320
Gain on sale of loans	1,917	944	3,484	1,735
Securities gains, net	139	-	322	-
Other income	689	679	1,392	1,950

Total noninterest income	5,306	4,070	10,237	8,569
Noninterest expense
Salaries and employee benefits	6,020	5,373	12,116	10,465
Occupancy expense, net	648	648	1,391	1,287
Furniture and equipment expense	1,072	860	2,029	1,712
Amortization of goodwill	111	111	221	221
Amortization of core deposit intangible assets	89	89	178	178
Other expense	2,057	2,048	4,085	4,208

Total noninterest expense	9,997	9,129	20,020	18,071

Income before income taxes	6,612	4,905	12,068	10,043
Provision for income taxes	2,303	1,471	4,127	3,149

Net income	$4,309	$3,434	$7,941	$6,894

Per share information:
Ending number of shares	5,752,594	5,866,794	5,752,594	5,866,794
Average number of shares	5,800,940	5,895,173	5,818,029	5,931,596
Diluted average number of shares	5,825,489	5,901,836	5,824,629	5,939,000
Basic earnings per share	$0.74	$0.58	$1.36	$1.16
Diluted earnings per share	$0.74	$0.58	$1.36	$1.16

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000
(In thousands)

	(Unaudited)	(Unaudited)
	2001	2000

Cash flows from operating activities
Net income	$7,941	$6,894
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation	941	859
Amortization of mortgage servicing rights	3	25
Origination of mortgage servicing rights	(4)	(844)
Provision for loan losses	1,270	530
Net change in mortgage loans held for sale	(17,420)	(2,228)
Change in net income taxes payable	294	(3,455)
(Gain)/ loss on sale of securities	(322)	1
Change in accrued interest and other assets	3,279	455
Change in accrued interest and other liabilities	872	7,160
Premium amortization and discount accretion on securities	155	149
Amortization of goodwill	221	220
Amortization of core deposit intangible assets	178	178
Tax benefit from stock options exercised	28	-

Net cash provided (used) by operating activities	(2,564)	9,944

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	75,159	24,225
Purchases of securities available for sale	(90,874)	(50,604)
Net principal disbursed or repaid on loans	(60,672)	(53,990)
Proceeds from sales of other real estate	357	79
Property and equipment expenditures	(2,379)	(2,007)
Proceeds from sale of mortgage servicing rights	-	8,283

Net cash used by investing activities	(78,409)	(74,014)

Cash flows from financing activities
Net change in deposits	76,062	78,681
Net change in fed funds and repurchase agreements	30,953	1,441
Net change in other short-term borrowings	6,014	(6,684)
Net change in notes payable	13,702	(6,859)
Proceeds from exercise of incentive stock options	233	28
Dividends paid	(1,748)	(1,789)
Purchase of treasury stock	(2,768)	(3,471)

Net cash provided by financing activities	122,448	61,347

Net change in cash and cash equivalents	41,475	(2,723)
Cash and cash equivalents at beginning of period	56,579	69,275

Cash and cash equivalents at end of period	$98,054	$66,552

Supplemental cash flow information
Income taxes paid	$4,496	$1,347
Interest paid	16,424	15,551

See accompanying notes to consolidated financial statements.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Because of the Company’s minimal use of derivatives, the adoption of the Statement does not have a significant effect on earnings or the financial position of the Company.

NOTE 2 – SECURITIES

Securities available for sale are summarized as follows:

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2001:
U.S. Treasury	$3,508	$77	$-	$3,585
U.S. Government agencies	238,282	4,873	71	243,084
States and political subdivisions	65,382	1,969	35	67,316
Mortgage backed securities	22,082	579	31	22,630
Other securities	2,847	-	-	2,847

	$332,101	$7,498	$137	$339,462

December 31, 2000:
U.S. Treasury	$4,514	$32	$-	$4,546
U.S. Government agencies	212,681	1,957	482	214,156
States and political subdivisions	74,462	1,649	572	75,539
Mortgage backed securities	21,843	39	179	21,703
Other securities	2,719	-	-	2,719

	$316,219	$3,677	$1,233	$318,663

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that replaces, in its entirety, FASB Statement No. 125.  Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement.  As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001.  Based on the current circumstances, the Company believes the application of the new rules will not have a material impact on its financial status.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

NOTE 3 – LOANS

Major classifications of loans were as follows:

	June 30,	December 31,
	2001	2000

Commercial and industrial	$180,058	$165,049
Real estate - commercial	246,447	214,837
Real estate - construction	92,250	84,096
Real estate - residential	198,935	191,158
Installment	73,357	75,169

	791,047	730,309
Unearned origination fees	(766)	(555)
Unearned discount	(9)	(22)

	$790,272	$729,732

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses
as of June 30, are summarized as follows:

	2001	2000

Balance, January 1	$9,690	$8,444
Provision for loan losses	1,270	530
Loans charged-off	(339)	(255)
Recoveries	207	415

Balance, end of period	$10,828	$9,134

NOTE 5 – NOTES PAYABLE

The Company has a $40 million line of credit available with Marshall & Ilsley Bank, under which $17.1 million was outstanding as of June 30, 2001 and $3.4 million was outstanding as of December 31, 2000. The note bears interest at the rate of 1% over the Federal Funds rate. This borrowing is for the purpose of funding loans held for sale at the Maple Park Mortgage subsidiary and other corporate purposes.

NOTE 6 – EARNINGS PER SHARE

Earnings per share were as follows (share data not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic Earnings Per Share:
Weighted-average common shares outstanding	5,800,940	5,895,173	5,818,029	5,931,596
Net income	$4,309	$3,434	$7,941	$6,894
Basic earnings per share	$0.74	$0.58	$1.36	$1.16

Diluted Earnings Per Share:
Weighted-average common shares outstanding	5,800,940	5,895,173	5,818,029	5,931,596
Dilutive effect of stock options	24,549	6,663	6,600	7,404

Diluted average common shares outstanding	5,825,489	5,901,836	5,824,629	5,939,000
Net income	$4,309	$3,434	$7,941	$6,894
Diluted earnings per share	$0.74	$0.58	$1.36	$1.16

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Unrealized holding gains/(losses) on available
for sale securities arising during the period	$811	$610	$4,917	$57
Related tax (expense)/ benefit	(323)	(241)	(1,957)	(18)

Net unrealized gain /(loss)	$488	$369	$2,960	$39
Net income	4,309	3,434	7,941	6,894

Other comprehensive income	$4,797	$3,803	$10,901	$6,933

OLD SECOND BANCORP, INC. AND SUBSIDIARIES
MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the second quarter of 2001 was $4,309,000, or 74 cents earnings per share, compared to $3,434,000 or 58 cents per share in the second quarter of 2000. This was a 25.5% increase in earnings, or 27.4% on a per share basis.  For the six months ended June 30, 2000 net income was $6,894,000, or $1.16 per share, compared to $7,941,000, or $1.36 per share during the first six months of 2001, a 17.2% increase in earnings per share.  The increase in net income for the period was primarily a result of an increase in net interest income. Noninterest income increased $1,668,000 and noninterest expenses increased $1,949,000 from the first six months of 2000 to the first six months of 2001. The return on equity increased to 13.6% in the first half of 2001, from 13.4% for the same period of 2000.

Net interest income was $12.0 million and $10.3 million during the three months ended June 30, 2001 and 2000 respectively, an increase of 16.6%. The Company's net interest margin was 4.28% for the three months ended June 30, 2001, and 4.40% a year earlier.  Net interest income was $23.1 million and $20.1 million during the six months ended June 30, 2001 and 2000, an increase of 15.2%.  The Company's net interest margin was 4.25% for the six months ended June 30, 2001, and 4.41% a year earlier. The decline in the ratio is, primarily, the result of a higher cost of funds in the first half of 2001, when compared with the first half of 2000. The net interest margin was 4.28% for the three months ended June 30, 2000, compared with 4.17% in the fourth quarter of 2000, and 4.22% in the first quarter of 2001.  The increase in the first and second quarter of 2001 is primarily due to a decline in the cost of funds.

Noninterest income was $5,306,000 during the second quarter of 2001 and $4,070,000 in the second quarter of 2000, an increase of $1,236,000, or 30.4%. Noninterest income was $10,237,000 during the six month ended June 30, 2001 and $8,569,000 during the six-month ended June 30, 2000, an increase of $1,668,000 or 19.5%. This increase was primarily due to the decrease in interest rates and the corresponding increase in residential mortgage originations. Gains on sales of mortgage loans increased to $1,917,000 in the second quarter of 2001 from $944,000 in the second quarter of 2000 and from $1,735,000 to $3,484,000 for the six-month period ended 2000 and 2001, respectively.

During the first quarter of 2000, Maple Park Mortgage entered into an agreement to sell the majority of its mortgage servicing rights. A gain of $765,000 was recorded at the time of the sale and was included in other income. A portion of the sale amount was retained to compensate the buyer for short-term prepayments.  The final portion of the retained amount was included in the other income for second quarter of 2000, bringing the total gain to $844,000.  Maple Park Mortgage now sells mortgage loans on a servicing-released basis instead of retaining originated servicing rights. As a result, mortgage-servicing income declined from $320,000 in the first six months of 2000 to $36,000 in the first six months of 2001.  Other income was $558,000 lower in the first half of 2001 due primarily to the gain on the sale of mortgage servicing rights.  Excluding the gain, other income would have increased $286,000 over prior year due to increased miscellaneous fee revenues.

Noninterest expenses were $9,997,000 during the second quarter of 2001, an increase of $868,000 from $9,129,000 in the second quarter of 2000. Noninterest expenses were $20,020,000 for the first six months of 2001, an increase of $1,949,000 from $18,071,000 in 2000. The increase in noninterest expenses is primarily the result of an increase in expenses of Maple Park Mortgage as their business has increased as a result of a decrease in interest rates. Salaries and benefits, which account for most of the noninterest expenses, increased $1,651,000 and corresponding increase in mortgage originations and sales, in part, due to higher commissions paid by Maple Park Mortgage.

FINANCIAL CONDITION

Loans

Total loans were $790.3 million as of June 30, 2001, an increase of $60.5 million for the six-month period, from $729.7 million as of December 31, 2000. The largest increases in loan classifications were in real estate loans, which increased $47.5 million, and commercial and industrial loans, which increased $15.0 million. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $1.8 million as of June 30, 2001, down from $2.5 million as of December 31, 2000. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.The provision for loan losses was $1,270,000 for the first six months of 2001 and $530,000 for the first six months of 2000. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.37% as of June 30, 2001, compared to 1.33% as of December 31, 2000. In management's judgment, an adequate allowance for estimated losses has been established.

Deposits and Borrowing

Total deposits were $1,072.5 million as of June 30, 2001, an increase of $76.1 million from $996.5 million as of December 31, 2000. Savings deposits, which include money market accounts, increased $68.0 million during the second quarter and time deposits increased $10.0 million. Demand deposits declined from $2.0 million to $146.6 million during this period.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $21.2 million as of December 31, 2000, to $52.2 million as of June 30, 2001. Other short-term borrowings, which primarily consists of treasury tax and loan notes, increased from $2.5 million to $8.5 million as of June 30, 2001. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. In order to fund the significant growth in loans, notes payable increased from $3.4 million as of December 31, 2000, to $17.1 million as of June 30, 2001.

Capital

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company’s common stock, or 4.9% of the company’s 6,102,362 shares outstanding. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of up to an additional 300,000 shares, bringing the total number of shares authorized to 600,000.  The purchase of 91,500 shares in the first half of 2001, together with 190,236 and 81,500 shares purchased during 2000 and 1999 respectively, total 363,236 shares repurchased.

The Company and its three subsidiary banks (the “Banks”) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of June 30, 2001. The accompanying table shows the capital ratios of the Company and Old Second National Bank as of June 30, 2001.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2001:
Total capital to risk weighted assets
Consolidated	$121,219	13.87%	$69,917	8.00%	$87,397	10.00%
Old Second	81,830	13.70	47,784	8.00	59,730	10.00
Tier 1 capital to risk weighted assets
Consolidated	110,432	12.63	34,975	4.00	52,462	6.00
Old Second	74,622	12.49	23,898	4.00	35,847	6.00
Tier 1 capital to average assets
Consolidated	110,432	9.04	48,864	4.00	61,080	5.00
Old Second	74,622	9.01	33,129	4.00	41,411	5.00

December 31, 2000:
Total capital to risk weighted assets
Consolidated	$118,599	14.86%	$63,849	8.00%	$79,811	10.00%
Old Second	77,886	14.52	42,912	8.00	53,640	10.00
Tier 1 capital to risk weighted assets
Consolidated	108,909	13.65	31,915	4.00	47,872	6.00
Old Second	71,424	13.31	21,465	4.00	32,197	6.00
Tier 1 capital to average assets
Consolidated	108,909	9.66	45,097	4.00	56,371	5.00
Old Second	71,424	9.39	30,426	4.00	38,032	5.00

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

Net cash outflow from operating activities was $2.6 million in the first six months of 2001 compared to the net cash inflow of $9.9 million in the first six months of 2000. The  increase in outflows is directly related to the increased loan activity of Maple Park Mortgage.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. In addition, the sale of mortgage servicing rights resulted in a gain $844,000 for the first half of 2000.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $78.4 million in the six months ended June 30, 2001, compared to $74.0 million a year earlier. In the first six months of 2001, net principal disbursed on loans accounted for net outflows of $60.7 million, and securities transactions aggregated a net outflow of $15.7 million. In the first six months of 2000, net principal disbursed on loans accounted for a net outflow of $54.0 million, and securities transactions resulted in net outflows of $26.4 million. The sale of mortgage servicing rights resulted in net cash inflows of $9.0 million.

Cash inflows from financing activities included an increase in deposits of $76.1 million in the first six months of 2001. This compares with a net inflow associated with deposits of $78.7 million during the first half of 2000. Short-term borrowing resulted in net cash inflows of $6.0 in the six months of 2001, and outflows of $6.7 million in the six months of 2000. Net cash inflows associated with notes payable totaled $13.7 million in the first six months of 2001 compared to outflows of $6.9 million in the first six months of 2000.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates

	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$80	$-	$-	$-	$-	$-	$80
Average interest rate	3.90%	0.00%	0.00%	0.00%	0.00%	0.00%	3.90%

Federal funds sold	$53,725	$-	$-	$-	$-	$-	$53,725
Average interest rate	4.00%	0.00%	0.00%	0.00%	0.00%	0.00%	4.00%

Securities	$66,059	$60,226	$53,902	$43,135	$11,289	$104,851	$339,462
Average interest rate	5.04%	5.63%	6.01%	6.07%	7.00%	5.69%	5.69%

Fixed rate loans	$92,765	$101,835	$83,319	$128,850	$56,559	$39,552	$502,880
Average interest rate	7.90%	8.01%	8.01%	8.22%	8.02%	77.90%	7.62%

Adjustable rate loans	$106,971	$16,501	$13,501	$26,011	$11,148	$142,219	$316,351
Average interest rate	7.25%	4.36%	4.36%	2.69%	2.69%	7.67%	7.31%

Total	$319,600	$178,562	$150,722	$197,996	$78,996	$286,622	$1,212,498

Interest-bearing Liabilities
Interest-bearing deposits	$617,805	$69,898	$19,942	$5,818	$10,780	$201,680	$925,923
Average interest rate	4.15%	5.28%	5.21%	5.61%	5.42%	1.11%	3.63%

Short-term borrowing	$60,699	$-	$-	$-	$-	$-	$60,699
Average interest rate	3.93%	0.00%	0.00%	0.00%	0.00%	0.00%	3.93%

Notes payable	$17,131	$-	$-	$-	$-	$-	$17,131
Average interest rate	5.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.00%

Total	$695,635	$69,898	$19,942	$5,818	$10,780	$201,680	$1,003,753

Period gap	$(376,035)	$108,664	$130,780	$192,178	$68,216	$84,942	$208,745
Cumulative gap	(376,035)	(267,371)	(136,591)	55,587	123,803	208,745

 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.              Changes in Securities and Use of Proceeds.

             None.

Item 3.              Defaults Upon Senior Securities

             None.

Item 4.              Submission of f to a Vote of Security Holders

             Meeting of Stockholders.

                           The Annual Meeting of Stockholders was held April 17, 2001

             Election of Directors.

Walter Alexander, Edward Bonifas, William Meyers, and William B. Skoglund were elected to serve as directors of the Company for a term ending at the Annual Meeting in 2004.

             Matters Voted Upon at the Meeting.

In addition to the election of Directors, stockholders ratified the adoption of Ernst & Young LLP as independent public accountants for the Company for the year ending December 31,2001.  The voting on each item at the Annual Meeting was as follows:

Election of Directors

	For	Withheld	Abstain	Total

Walter Alexander	5,340,610	47,751	17,913	5,406,274
Edward Bonifas	5,341,628	46,733	17,913	5,406,274
William Meyers	5,373,656	14,705	17,913	5,406,274
William B. Skoglund	5,250,931	137,430	17,913	5,406,274

	For	Withheld	Abstain	Total

Ratification of Accountants	5,387,271	1,024	17,979	5,406,274

Item 5.              Other Information

             None.

Item 6.              Exhibits and Reports on Form 8-K

             Exhibits

             None

             Reports on Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.
(Registrant)

/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer

/s/ J. Douglas Cheatham
J. Douglas Cheatham
Senior Vice President and Chief Financial Officer

Date:	August 10, 2001