Form 10-Q
period 2001-09-30
OLD SECOND BANCORP INC
filed 2001-11-13
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 1, 2001, the Registrant had outstanding 5,719,594 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2001	December 31, 2000
Assets
Cash and due from banks	$42,553	$48,226
Interest bearing balances with banks	80	78
Federal funds sold	76,900	8,275
Cash and cash equivalents	119,533	56,579
Securities available for sale	333,093	318,663
Loans held for sale	23,083	11,539
Loans	827,318	729,732
Allowance for loan losses	11,426	9,690
Net loans	815,892	720,042
Premises and equipment, net	24,158	22,155
Other real estate owned	-	357
Goodwill, net	2,236	2,563
Core deposit intangible assets, net	1,865	2,131
Accrued interest and other assets	12,858	15,413
Total assets	$1,332,718	$1,149,442

Liabilities
Deposits:
Demand	$154,829	$148,593
Savings	573,895	435,801
Time	398,117	412,084
Total deposits	1,126,841	996,478
Securities sold under repurchase agreements	39,350	21,244
Other short-term borrowings	13,575	2,488
Notes payable	11,934	3,429
Accrued interest and other liabilities	17,649	12,841
Total liabilities	1,209,349	1,036,480

Stockholders' Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	-	-
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 6,115,830 in 2001 and 6,103,830 in 2000; outstanding 5,719,594 in 2001 and 5,832,094 in 2000	6,116	6,104
Surplus	10,048	9,799
Retained earnings	111,427	102,099
Accumulated other comprehensive income	6,225	1,471
Treasury stock, at cost, 396,236 shares in 2001, 271,736 shares in 2000	(10,447)	(6,511)
Total stockholders' equity	123,369	112,962
Total liabilities and stockholders' equity	$1,332,718	$1,149,442

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$15,995	$14,818	$47,368	$41,009
Loans held for sale	306	29	1,091	379
Securities:
Taxable	3,868	3,891	11,750	11,274
Tax-exempt	646	737	2,010	2,124
Federal funds sold	427	654	1,433	1,409
Interest bearing deposits	-	3	2	18
Total interest income	21,242	20,132	63,654	56,213
Interest expense
Savings deposits	2,889	3,271	9,121	9,022
Time deposits	5,228	5,959	17,071	15,573
Repurchase agreements	284	317	875	683
Other short-term borrowings	84	71	227	195
Notes payable	147	36	629	187
Total interest expense	8,632	9,654	27,923	25,660
Net interest income	12,610	10,478	35,731	30,553
Provision for loan losses	755	390	2,025	920
Net interest income after provision for loan losses	11,855	10,088	33,706	29,633
Noninterest income
Trust income	1,271	1,286	3,787	3,830
Service charges on deposits	1,351	909	3,365	2,680
Secondary mortgage fees	221	182	694	431
Mortgage servicing income	24	12	60	332
Gain on sale of loans	1,897	959	5,381	2,694
Securities gains, net	9	-	331	-
Other income	718	676	2,110	2,626
Total noninterest income	5,491	4,024	15,728	12,593
Noninterest expense
Salaries and employee benefits	6,157	5,585	18,273	16,050
Occupancy expense, net	677	622	2,068	1,909
Furniture and equipment expense	1,033	774	3,062	2,486
Amortization of goodwill	106	110	327	331
Amortization of core deposit intangible assets	88	88	266	266
Other expense	2,184	2,281	6,269	6,489
Total noninterest expense	10,245	9,460	30,265	27,531
Income before income taxes	7,101	4,652	19,169	14,695
Provision for income taxes	2,542	1,383	6,669	4,532
Net income	$4,559	$3,269	$12,500	$10,163
Per share information:
Ending number of shares	5,719,594	5,847,094	5,719,594	5,847,094
Average number of shares	5,746,257	5,855,241	5,791,986	5,905,958
Diluted average number of shares	5,734,660	5,862,558	5,807,972	5,913,327
Basic earnings per share	$0.79	$0.56	$2.15	$1.72
Diluted earnings per share	$0.79	$0.56	$2.15	$1.72

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2001 and 2000

(In thousands)

	(Unaudited)	(Unaudited)
	2001	2000
Cash flows from operating activities
Net income	$12,500	$10,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,426	1,294
Amortization of mortgage servicing rights	5	23
Origination of mortgage servicing rights	(10)	(844)
Provision for loan losses	2,025	920
Net change in mortgage loans held for sale	(11,544)	(4,343)
Change in net income taxes payable	(4,468)	(5,570)
Gain sale of securities	(331)	-
Change in accrued interest and other assets	2,560	(625)
Change in accrued interest and other liabilities	6,133	20,414
Premium amortization and discount accretion on securities	403	194
Amortization of goodwill	327	331
Amortization of core deposit intangible assets	266	267
Tax benefit from stock options exercised	27	-
Net cash provided by operating activities	9,319	22,224

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	126,424	34,404
Purchases of securities available for sale	(133,029)	(65,982)
Net principal disbursed or repaid on loans	(97,875)	(98,734)
Proceeds from sales of other real estate	357	79
Property and equipment expenditures	(3,429)	(2,428)
Proceeds from sale of mortgage servicing rights	-	8,283
Net cash used by investing activities	(107,552)	(124,378)

Cash flows from financing activities
Net change in deposits	130,363	147,514
Net change in fed funds and repurchase agreements	18,106	13,965
Net change in other short-term borrowings	11,087	(5,310)
Net change in notes payable	8,505	(6,413)
Proceeds from exercise of incentive stock options	234	28
Dividends paid	(3,172)	(2,669)
Purchase of treasury stock	(3,936)	(3,889)
Net cash provided by financing activities	161,187	143,226
Net change in cash and cash equivalents	62,954	41,072
Cash and cash equivalents at beginning of period	56,579	69,275
Cash and cash equivalents at end of period	$119,533	$110,347

Supplemental cash flow information
Income taxes paid	$6,994	$5,280
Interest paid	5,860	15,551

See accompanying notes to consolidated financial statements.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Because of the Company’s minimal use of derivatives, the adoption of the Statement does not have a significant effect on earnings or the financial position of the Company.

NOTE 2 – SECURITIES

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2001:
U.S. Treasury	$2,506	$91	$-	$2,597
U.S. Government agencies	225,254	7,092	62	232,284
States and political subdivisions	72,210	2,701	11	74,900
Mortgage backed securities	19,935	592	62	20,465
Other securities	2,847	-	-	2,847
	$322,752	$10,476	$135	$333,093
December 31, 2000:
U.S. Treasury	$4,514	$32	$-	$4,546
U.S. Government agencies	212,681	1,957	482	214,156
States and political subdivisions	74,462	1,649	572	75,539
Mortgage backed securities	21,843	39	179	21,703
Other securities	2,719	-	-	2,719
	$316,219	$3,677	$1,233	$318,663

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

NOTE 3 – LOANS

Major classifications of loans were as follows:

	September 30,	December 31,
	2001	2000
Commercial and industrial	$182,655	$165,049
Real estate – commercial	269,661	214,837
Real estate – construction	103,382	84,096
Real estate – residential	200,302	191,158
Installment	72,093	75,169
	828,093	730,309
Unearned origination fees	(770)	(555)
Unearned discount	(5)	(22)
	$827,318	$729,732

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses

   as of September 30, are summarized as follows:

	2001	2000
Balance, January 1	$9,690	$8,444
Provision for loan losses	2,025	920
Loans charged-off	(543)	(499)
Recoveries	254	460
Balance, end of period	$11,426	$9,325

NOTE 5 – NOTES PAYABLE

The Company has a $40 million line of credit available with a third party bank under which $11.9 million was outstanding as of September 30, 2001 and $3.4 million was outstanding as of December 31, 2000. The note bears interest at the rate of 1% over the Federal Funds rate. This borrowing is for the purpose of funding loans held for sale at the Maple Park Mortgage subsidiary and other corporate purposes.

NOTE 6 – EARNINGS PER SHARE

Earnings per share were as follows (share data not in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic Earnings Per Share:
Weighted-average common shares outstanding	5,746,257	5,855,241	5,801,986	5,905,958
Net income	$4,559	$3,269	$12,500	$10,163
Basic earnings per share	$0.79	$0.56	$2.15	$1.72

Diluted Earnings Per Share:
Weighted-average common shares outstanding	5,746,257	5,855,241	5,801,986	5,905,958
Dilutive effect of stock options	(11,597)	7,317	15,986	7,369
Diluted average common shares outstanding	5,734,660	5,862,558	5,817,972	5,913,327
Net income	$4,559	$3,269	$12,500	$10,163
Diluted earnings per share	$0.79	$0.56	$2.15	$1.72

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Unrealized holding gains on available for sale securities arising during the period	$2,980	$2,107	$7,897	$2,164
Related tax expense	(1,186)	(838)	(3,143)	(857)
Net unrealized gain	$1,794	$1,269	$4,754	$1,307
Net income	4,559	3,269	12,500	10,163
Other comprehensive income	$6,353	$4,538	$17,254	$11,470

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Old Second Bancorp is a financial services company with its main headquarters located in Aurora, Illinois.  It currently has nineteen banking locations and four mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, Lake, LaSalle and Winnebago counties in Illinois.

RESULTS OF OPERATIONS

Net income for the third quarter of 2001 was $4,559,000, or 79 cents per share, compared to $3,269,000 or 56 cents per share in the third quarter of 2000. This was a 41.1% increase in earnings on a per share basis.  For the nine months ended September 30, 2000, net income was $10,163,000, or $1.72 per share, compared to $12,500,000, or $2.15 per share during the first nine months of 2001, a 25.0% increase in earnings per share.  The increase in net income for the period was primarily a result of an increase in net interest income. Noninterest income increased $3,135,000 and noninterest expenses increased $2,734,000 from the first nine months of 2000 to the first nine months of 2001. The return on equity increased to 14.10% in the first nine months of 2001, from 12.98% for the same period of 2000.

Net interest income was $12.6 million and $10.5 million during the three months ended September 30, 2001 and 2000 respectively, an increase of $1.8 million, or 20.4%.  For the nine months ended September 30, 2001, net income was $35.7 million or  $5.2 million (16.9%) higher than net interest income of $30.6 million during the similar period in 2000.  A combination of growth of earning assets and a decline in interest rates was primarily responsible for the increase in net interest income.  Interest earning assets grew from $952.3 million at the first of the year to $1.16 billion at September 30, 2001, an increase of $205.7 million or 21.6%.  Interest bearing liabilities grew $163.2 million from $783.2 to $946.4 during the same period.

The Company's net interest margin was 4.30% for the three months ended September 30, 2001, and 4.21% a year earlier.  Net interest income was $35.7 million and $30.6 million during the nine months ended September 30, 2001 and 2000, an increase of 17.0%.  The Company's net interest margin was 4.27% for the nine months ended September 30, 2001, and 4.34% a year earlier. The decline in the ratio was primarily the result of a higher cost of funds in the first six months of 2001, when compared with the first six months of 2000. The increase in the third quarter of 2001 was primarily due to a decline in the cost of funds, which began in the third quarter of 2000 and continued through September 2001.  The net interest margin was 4.30% for the three months ended September 30, 2000, compared with 4.17% in the fourth quarter of 2000, and 4.22% and 4.28%, in the first and second quarters of 2001.

The provision for loan losses amounted to $2,025,000 and $920,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.  For the three-month periods ended September 30, 2001 and 2000, the provisions amounted to $755,000 and $390,000, respectively.  These provisions reflected a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.

Noninterest income was $5,491,000 during the third quarter of 2001 and $4,024,000 in the third quarter of 2000, an increase of $1,467,000, or 36.5%. Noninterest income was $15,728,000 during the nine months ended September 30, 2001 and $12,593,000 during the nine months ended September 30, 2000, an increase of $3,135,000 or 24.9%.  The increases in both periods were primarily due to the increase in residential mortgage originations as a result of the decrease in interest rates since December 31, 2000.  Gains on sales of mortgage loans increased to $1,897,000 in the third quarter of 2001 from $959,000 in the third quarter of 2000 and from $5,381,000 to $2,694,000 for the nine-month periods ended 2000 and 2001, respectively.

During 2000, Maple Park Mortgage sold the majority of its mortgage servicing rights. A gain of $844,000 was recorded at the time of the sale and was included in other income.   Maple Park Mortgage now sells mortgage loans on a servicing-released basis instead of retaining originated servicing rights. As a result, mortgage-servicing income declined from $332,000 in the first nine months of 2000 to $60,000 in the first nine months of 2001.  Other income was $516,000 lower in the first three quarters of 2001, due primarily to the gain on the sale of mortgage servicing rights in 2000.  Excluding the gain, other income would have increased $328,000 over the first three quarters of the prior year due to increased miscellaneous fee revenues.

Noninterest expense was $10,245,000 during the third quarter of 2001, an increase of $785,000, or 8.30%, from $9,460,000 in the third quarter of 2000. Noninterest expense was $30,265,000 for the first nine months of 2001, an increase of $2,734,000, or 9.93%, from $27,531,000 in 2000. The increase in noninterest expense was primarily the result of an increase in expenses of Maple Park Mortgage as their business increased significantly as a result of a decrease in interest rates. Salaries and benefits, which account for most of the noninterest expenses, increased $2,223,000 due to higher commissions paid by Maple Park Mortgage.

FINANCIAL CONDITION

Assets

Total assets were $1.33 billion at September 30, 2001, an increase of $183,000, or 15.94%, from $1.15 billion at December 31, 2000.

Loans

Total loans were $827.3 million as of September 30, 2001, an increase of $97.6 million for the nine-month period, from $729.7 million as of December 31, 2000. The largest increases in loan classifications were in real estate loans, which increased $83.3 million, and commercial and industrial loans, which increased $17.6 million. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $2.0 million as of September 30, 2001, down from $2.5 million as of December 31, 2000. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.The provision for loan losses was $2,025,000 for the first nine months of 2001 and $920,000 for the first nine months of 2000. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.38% as of September 30, 2001, compared to 1.33% as of December 31, 2000. In management's judgment, an adequate allowance for estimated losses has been established, however there can be no assurance that such losses will not exceed the estimated amounts in the future.  Management, along with other financial institutions, shares a concern for the possible continued softening of the economy.  Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise.

Securities

Securities totaled $333.1 million as of September 30, 2001, an increase of $14.4 million from $318.7 million as of December 31, 2000.  The net unrealized gains in the portfolio increased from $2.4 million as of December 31, 2000 to $10.3 million as of September 30, 2001.

Deposits and Borrowing

Total deposits were $1,126.8 million as of September 30, 2001, an increase of $130.4 million from $996.5 million as of December 31, 2000. Savings deposits, which include money market accounts, increased $70.10 million during the third quarter and demand deposits increased from $146.6 million to $154.8 million.  Time deposits declined $24.0 million to $398,000 during this period.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $21.2 million as of December 31, 2000, to $39.3 million as of September 30, 2001. Other short-term borrowings, which primarily consists of treasury tax and loan notes, increased from $2.5 million to $13.6 million as of September 30, 2001. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. In order to fund the significant growth in loans, notes payable increased from $3.4 million as of December 31, 2000, to $11.9 million as of September 30, 2001.

Capital

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company’s common stock, or 4.9% of the company’s 6,102,362 shares outstanding. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of up to an additional 300,000 shares, bringing the total number of shares authorized to 600,000.  The purchase of 124,500 shares during 2001, together with 190,236 and 81,500 shares purchased during 2000 and 1999 respectively, total 396,236 shares repurchased.

The Company and its three subsidiary banks (the “Banks”) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the Banks were categorized as well capitalized as of September 30, 2001. The accompanying table shows the capital ratios of the Company and Old Second National Bank as of September 30, 2001.

Capital levels and minimum required levels:

			Minimum Required for Capital		Minimum Required
					to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2001:
Total capital to risk weighted assets
Consolidated	$124,296	13.53%	$73,494	8.00%	$91,867	10.00%
Old Second	84,189	13.17	51,140	8.00	63,925	10.00
Tier 1 capital to risk weighted assets
Consolidated	112,870	12.29	36,736	4.00	55,103	6.00
Old Second	76,553	11.97	25,582	4.00	38,372	6.00
Tier 1 capital to average assets
Consolidated	112,870	9.28	48,651	4.00	60,814	5.00
Old Second	76,553	8.95	34,214	4.00	42,767	5.00

December 31, 2000:
Total capital to risk weighted assets
Consolidated	$118,599	14.86%	$63,849	8.00%	$79,811	10.00%
Old Second	77,886	14.52	42,912	8.00	53,640	10.00
Tier 1 capital to risk weighted assets
Consolidated	108,909	13.65	31,915	4.00	47,872	6.00
Old Second	71,424	13.31	21,465	4.00	32,197	6.00
Tier 1 capital to average assets
Consolidated	108,909	9.66	45,097	4.00	56,371	5.00
Old Second	71,424	9.39	30,426	4.00	38,032	5.00

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

Net cash inflow from operating activities was $9.3 million in the first nine months of 2001 compared to the net cash inflow of $22.2 million in the first nine months of 2000. Theincrease in inflows is directly related to the increased loan activity of Maple Park Mortgage.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported. In addition, the sale of mortgage servicing rights resulted in a gain $844,000 for the first half of 2000.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $107.6 million in the nine months ended September 30, 2001, compared to $124.4 million a year earlier. In the first nine months of 2001, net principal disbursed on loans accounted for net outflows of $98.0 million, and securities transactions aggregated a net outflow of $6.6 million. In the first nine months of 2000, net principal disbursed on loans accounted for a net outflow of $97.9 million, and securities transactions resulted in net outflows of $31.6 million. The sale of mortgage servicing rights resulted in net cash inflows of $8.3 million.

Cash inflows from financing activities included an increase in deposits of $130.4 million in the first nine months of 2001. This compares with a net inflow associated with deposits of $147.5 million during the first three quarters of 2000. Short-term borrowing resulted in net cash inflows of $29.2 in the nine months of 2001, and inflows of $8.7 million in the nine months of 2000. Net cash inflows associated with notes payable totaled $8.5 million in the first nine months of 2001 compared to outflows of $6.4 million in the first nine months of 2000.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$80	$-	$-	$-	$-	$-	$80
Average interest rate	2.21%	0.00%	0.00%	0.00%	0.00%	0.00%	2.21%

Federal funds sold	$76,900	$-	$-	$-	$-	$-	$76,900
Average interest rate	2.88%	0.00%	0.00%	0.00%	0.00%	0.00%	2.88%

Securities	$63,619	$58,767	$52,312	$40,533	$6,030	$111,832	$333,093
Average interest rate	5.03%	5.55%	5.99%	5.95%	5.91%	5.50%	5.56%

Fixed rate loans	$88,617	$99,257	$81,210	$144,801	$63,374	$31,874	$509,133
Average interest rate	7.74%	7.94%	7.94%	8.09%	7.92%	7.82%	7.62%

Adjustable rate loans	$121,341	$20,793	$17,012	$27,782	$11,906	$142,434	$341,268
Average interest rate	6.47%	4.41%	4.41%	2.11%	2.11%	7.52%	6.84%
Total	$350,557	$178,817	$150,534	$213,116	$81,310	$286,140	$1,260,474

Interest-bearing Liabilities
Interest-bearing deposits	$620,908	$55,464	$31,373	$6,685	$14,427	$243,155	$972,012
Average interest rate	3.55%	4.89%	4.67%	5.71%	5.19%	0.85%	3.08%

Short-term borrowing	$52,925	$-	$-	$-	$-	$-	$52,925
Average interest rate	2.25%	0.00%	0.00%	0.00%	0.00%	0.00%	2.25%

Notes payable	$11,934	$-	$-	$-	$-	$-	$11,934
Average interest rate	5.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.00%
Total	$685,767	$55,464	$31,373	$6,685	$14,427	$243,155	$1,036,871

Period gap	$(335,210)	$123,353	$119,161	$206,431	$66,883	$42,985	$223,603
Cumulative gap	(335,210)	(211,857)	(92,696)	113,735	180,618	223,603

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

Item 2.                    Changes in Securities and Use of Proceeds

                None.

Item 3.                    Defaults Upon Senior Securities

                None.

Item 4.                    Submission of Matters to a Vote of Security Holders

                None.

Item 5.                    Other Information

                None.

Item 6.                    Exhibits and Reports on Form 8-K

                Exhibits

                None.

                Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.
(Registrant)

/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer

/s/ J. Douglas Cheatham
J. Douglas Cheatham
Senior Vice President and Chief Financial Officer

Date:	November 12, 2001