Form 10-K405
period 2001-12-31
OLD SECOND BANCORP INC
filed 2002-03-22
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10–K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number    0-10537

OLD SECOND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36–3143493
(State of Incorporation)	(IRS Employer Identification Number)

37 South River Street, Aurora, Illinois	60506
(Address of principal executive offices)	(zip code)

(630) 892-0202
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

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

YES☒  NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 12, 2002, the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant was approximately $221 million* based upon the price of the last sale on that date.

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 5,594,994 at March 12, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2001 Annual Report are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

*                                         Based on the last reported price of an actual transaction in registrant’s common stock on February 21, 2002 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant’s common stock.

OLD SECOND BANCORP, INC.

Form 10-K

PART I

Item 1.  Business

                General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “Act”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60506.

The Company conducts full service community banking and trust business through its wholly owned subsidiaries, The Old Second National Bank of Aurora, Yorkville National Bank and Kane County Bank and through Maple Park Mortgage, which is a wholly-owned subsidiary of Old Second National Bank.  The banking subsidiaries are referred to herein as the “Banks.” During 2000, the Company simplified its organizational structure by eliminating two bank charters. The Burlington Bank was merged into Kane County Bank and Bank of Sugar Grove was merged into Old Second National Bank.  On December 31, 2001, the Company transferred its ownership of Maple Park Mortgage to Old Second National Bank, where its operations will be conducted through a branch of that bank.

                Business of the Company and its Subsidiaries

The Banks’ full service banking businesses include the customary consumer and commercial products and services which banks provide. The following services are included: demand, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services.

Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers. Maple Park Mortgage originates residential mortgages and handles the secondary marketing of those mortgages.

Maple Park Mortgage is a mortgage banking organization offering a wide range of products including conventional, government, jumbo and sub prime with operations centralized at its home office location in St. Charles, Illinois.  Maple Park Mortgage has offices in Rockford, Sycamore, Wheaton and St. Charles, Illinois.  In 2000, Maple Park Mortgage closed its correspondent division in order to focus on its retail business and improve profitability citing declining margins due to increased competition and increased expense, as its reason.  During this evaluation, the decision to also close its New Leaf division was made due to a higher than acceptable risk of sub prime lending in a volatile secondary market.  Although still active, all sub prime loans are closed by the purchasing lender (table funded).  As of December 31, 2001, Maple Park Mortgage employed 22 operations employees and 22 loan origination employees.  During the fourth quarter of 2001, Maple Park Mortgage was covered from a subsidiary of the Company to a wholly-owned subsidiary of Old Second National Bank.

                Market Area

Old Second National Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 2000 census, these counties together represent a market of more than 1.9 million people. The city of Aurora has a current reported population of approximately 143,000 residents.

The banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Maple Park, Kaneville, North Aurora, Yorkville, Plano, Ottawa, Burlington, Elburn, Wasco, DeKalb and Sugar Grove communities and surrounding areas. Old Second also offers complete trust and other fiduciary services to commercial customers and individuals. Non-FDIC insured mutual funds; a registered broker/dealer and member of NASD and SIPC provide stocks, bonds, securities, and annuities.

Currently, the primary lending area for Maple Park Mortgage is the state of Illinois.

                Competition

The Company’s market area is highly competitive. Many financial institutions based in Aurora’s surrounding communities and in Chicago, Illinois, operate banking offices in the greater Aurora area or actively compete for customers within the Company’s market area. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

                Under the Gramm-Leach-Bliley Act, which was enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions.  This may significantly change the competitive environment in which the Company and the Banks conduct business.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Maple Park Mortgage faces vigorous competition in its retail operations. Competition for its retail products is principally based on location, convenience, service, quality, reputation and price. Within its retail mortgage banking market, there are approximately four large banks, two national mortgage bankers, and a number of small or mid-sized brokerage operations.

                Employees

At December 31, 2001, the Company employed 472 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

SUPERVISION AND REGULATION

                General

                Financial institutions and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Illinois Commissioner of Banks and Real Estate (the “Commissioner”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the "FDIC”), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the “SEC”). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

                Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

                The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies.  Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country.  The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

                The Company

                General.  The Company, as the sole shareholder of the Banks, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.  The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

                Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before:  (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.  Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located.  In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

                The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. The Company has received approval to operate as a financial holding company.

                Federal law also prohibits any person or company from acquiring “control” of a bank or bank holding company without prior notice to the appropriate federal bank regulator.  “Control” is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

                Capital Requirements.   Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non–bank businesses.

                The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a risk-based requirement expressed as a percentage of total risk–weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

                The risk–based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

                As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

                Dividends. The Delaware General Corporation Law (the “DGCL”) allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies.  The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non–bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

                Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

                The Banks

                General.  Old Second National Bank and Yorkville National Bank are national banks, chartered by the OCC under the National Bank Act. The deposit accounts of the national bank subsidiaries are insured by the BIF, and the national bank subsidiaries are members of the Federal Reserve System.  As BIF-insured national banks, the Company’s national bank subsidiaries are subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

                Kane County Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As a BIF-insured, Illinois-chartered bank, Kane County Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

                Deposit Insurance.  As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations.  Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.  The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

                During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

                The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC.  The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.  Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Banks.

                FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”).  FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund.  As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

                Supervisory Assessments.  All national banks and Illinois banks are required to pay supervisory assessments to the OCC and the Commissioner, respectively, to fund the operations of such agencies.  In general, the amount of such supervisory assessments is based upon each institution’s total assets.  During the year ended December 31, 2001, the Banks paid supervisory assessments totaling $244,000.

                Capital Requirements.  The OCC and the FDIC have established the following minimum capital standards for national banks and state-chartered insured non-member banks, such as the Banks:  (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve’s capital guidelines for bank holding companies (see “—The Company—Capital Requirements”).

                The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, the regulations of the OCC and the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

                Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”  Under the regulations of the OCC and the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

                Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

                As of December 31, 2001: (i) none of the Banks was subject to a directive from the OCC or the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by applicable regulations.

                Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.  Because the Company owns more than 25% of the outstanding stock of each of the Banks, the Banks are deemed to be commonly controlled.

                Dividends. The National Bank Act imposes limitations on the amount of dividends that may be paid by the national bank subsidiaries.  Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

                Under the Illinois Banking Act, Kane County Bank may not pay dividends in excess of its net profits.

                The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001.  As of December 31, 2001, approximately $17,865,000 was available to be paid as dividends to the Company by the Banks.  Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Banks if such payment is deemed to constitute an unsafe or unsound practice.

                Insider Transactions.  The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

                Safety and Soundness Standards.  The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

                In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

                Branching Authority. Illinois banks, such as Kane County Bank, have the authority under Illinois law to establish branches anywhere in Illinois, subject to receipt of all required regulatory approvals.  National banks headquartered in Illinois, such as the national bank subsidiaries, have the same branching rights in Illinois as banks chartered under Illinois law.

                Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law.  The legislation allowed individual states to “opt-out” of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.  Illinois permits interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

                State Bank Activities.  Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of Kane County Bank.

                Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except:  (i) insurance underwriting; (ii) real estate development or real estate investment activities (unless otherwise permitted by law); (iii) insurance company portfolio investments; and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to substantially the same conditions that apply to national bank investments in financial subsidiaries.  None of the Banks has applied for or received approval to establish any financial subsidiaries.

                Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million.  The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Banks are in compliance with the foregoing requirements.

STATISTICAL DATA

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2001 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,
TAX EQUIVALENT INTEREST AND RATES
Years ended December 31, 2001, 2000, and 1999
	2001			2000			1999
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$ 80	$ 3	3.75%	$ 70	$ 14	20.00%	$ 545	$ 35	6.42%
Federal funds sold	41,443	1,621	3.91	31,825	1,979	6.22	31,720	1,566	4.94
Securities:
Taxable	262,789	15,574	5.93	243,346	15,335	6.30	228,484	13,421	5.87
Non-taxable (tax equivalent)	55,628	4,135	7.43	55,491	4,336	7.81	54,525	3,803	6.97
Total securities	318,417	19,709	6.19	298,837	19,671	6.58	283,009	17,224	6.09
Loans and loans held for sale	820,929	65,103	7.93	670,397	57,117	8.52	594,414	49,192	8.28
Total interest earning assets	1,180,869	86,436	7.32	1,001,129	78,781	7.87	909,688	68,017	7.48
Cash and due from banks	35,291	—	—	33,489	—	—	34,923	—	—
Allowance for loan losses	(10,905)	—	—	(9,135)	—	—	(8,244)	—	—
Other noninterest-bearing assets	38,648	—	—	41,621	—	—	45,578	—	—
Total assets	$ 1,243,903			$ 1,067,104			$ 981,945

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	$ 154,274	1,775	1.15	$ 141,855	2,220	1.56	$ 123,630	1,120	0.91
Savings accounts	339,715	9,787	2.88	271,897	10,196	3.75	250,298	8,478	3.39
Time deposits	415,260	21,563	5.19	380,425	21,794	5.73	337,446	17,618	5.22
Interest bearing deposits	909,249	33,125	3.64	794,177	34,210	4.31	711,374	27,216	3.83
Repurchase agreements	29,903	1,069	3.57	20,366	1,079	5.30	18,146	698	3.85
Federal funds purchased and other borrowed funds	6,846	302	4.41	3,406	305	8.95	2,921	122	4.18
Notes payable	16,710	794	4.75	3,770	222	5.89	18,965	1,118	5.90
Total interest bearing liabilities	962,708	35,290	3.67	821,719	35,816	4.36	751,406	29,154	3.88
Noninterest bearing deposits	148,179	—	—	129,076	—	—	116,623	—	—
Accrued interest and other liabilities	13,634	—	—	10,301	—	—	11,032	—	—
Stockholders’ equity	119,382	—	—	106,008	—	—	102,884	—	—
Total liabilities and stockholders’ equity	$ 1,243,903			$ 1,067,104			$ 981,945
Net interest income (tax equivalent)		$ 51,146	3.65		$ 42,965	3.51		$ 38,863	3.60
Net interest income (tax equivalent) to total
earning assets			4.33%			4.29%			4.27%
Interest bearing liabilities to earnings assets	81.53%			82.08%			82.60%

Notes:	Nonaccrual loans are included in the above stated average balances.
Tax equivalent basis is calculated using a marginal tax rate of 35%.

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax equivalent basis using a 35% rate.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME
	2001 Compared to 2000			2000 Compared to 1999
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$2	$(13)	$(11)	$(50)	$29	$(21)
Federal funds sold	498	(856)	(358)	5	408	413
Securities:
Taxable	1,183	(944)	239	903	1,011	1,914
Tax-exempt	11	(212)	(201)	68	465	533
Loans and loans held for sale	12,147	(4,161)	7,986	6,439	1,486	7,925
TOTAL EARNING ASSETS	13,841	(6,186)	7,655	7,365	3,399	10,764

INTEREST BEARING LIABILITIES/
INTEREST EXPENSE
Interest bearing transaction accounts	181	(626)	(445)	185	915	1,100
Savings accounts	2,238	(2,647)	(409)	767	951	1,718
Time deposits	1,904	(2,135)	(231)	2,368	1,808	4,176
Repurchase agreements	408	(418)	(10)	93	288	381
Federal funds purchased and						—
other borrowed funds	204	(207)	(3)	23	160	183
Notes payable	623	(51)	572	(895)	(1)	(896)
INTEREST BEARING LIABILITIES	5,558	(6,084)	(526)	2,541	4,121	6,662
NET INTEREST INCOME	$8,283	$(102)	$8,181	$4,824	$(722)	$4,102

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

	SECURITIES PORTFOLIO COMPOSITION

	2001		2000		1999
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$2,590	0.80%	$4,546	1.43%	$10,016	3.61%
U.S. government agencies	227,762	70.18%	214,156	67.20%	166,186	59.91%
States and political subdivisions	65,807	20.28%	75,539	23.71%	73,401	26.46%
Mortgage-backed securities	25,469	7.84%	21,703	6.81%	25,245	9.10%
Other securities	2,921	0.90%	2,719	0.85%	2,565	0.92%
	$324,549	100.00%	$318,663	100.00%	$277,413	100.00%

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 2001. Yields are calculated on a tax equivalent basis using a 35% rate.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$1,024	3.97%	$1,566	3.97%	$—	—%	$—	—%	$2,590	3.97%
U.S. government agencies	49,890	4.14%	131,912	3.53%	43,713	3.83%	—	—	225,515	3.72%
U.S. government agency
mortgage backed securities	10	5.22%	72	5.59%	70	4.08%	2,095	4.08%	2,247	4.13%
States and political subdivisions	6,876	5.10%	23,196	4.58%	18,991	4.57%	16,744	4.76%	65,807	4.68%
Collateralized mortgage obligations	—	—	2,265	3.53%	2,176	3.83%	21,028	3.63%	25,469	3.64%
Other securities	—	—	—	—	—	—	2,921	5.75%	2,921	5.75%
Total	$57,800	4.25%	$159,011	3.69%	$64,950	4.05%	$42,788	4.24%	$324,549	3.93%

As of December 31, 2001, net unrealized gains of $7,850,000, offset by deferred income taxes of $3,124,000, resulted in an increase in equity capital of $4,726,000. As of December 31, 2000, net unrealized gain of $2,444,000, offset by deferred income taxes of $973,000, resulted in an increase in equity capital of $1,471,000.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2001	2000	1999	1998	1997
Commercial and industrial	$186,435	$165,049	$145,270	$136,514	$146,341
Real estate — commercial*	310,297	214,837	175,010	165,459	287,167
Real estate — construction	112,206	84,096	58,833	46,361	43,095
Real estate — residential*	214,740	190,603	159,743	144,434	—
Installment	71,780	75,169	65,491	57,471	58,127
Gross loans	895,458	729,754	604,347	550,239	534,730
Unearned discount	(3)	(22)	(78)	(227)	(348)
Total loans	895,455	729,732	604,269	550,012	534,382
Allowance for loan losses	(12,313)	(9,690)	(8,444)	(7,823)	(6,923)
Loans, net	$883,142	$720,042	$595,825	$542,189	$527,459

*      Real estate residential loans for years prior to 1998 are included in real estate commercial loans in the preceding table.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2001:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial and industrial	$70,177	$68,646	$35,485	$5,992	$6,135	$186,435
Real estate	133,956	243,894	80,876	33,975	144,542	637,243
Installment	11,719	50,636	5,683	3,556	186	71,780
Total	$215,852	$363,176	$122,044	$43,523	$150,863	$895,458

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2001	2000	1999	1998	1997
Nonaccrual loans	$2,560	$1,582	$1,298	$768	$2,189
Loans past due 90 days or more
and still accruing interest	771	532	742	1,417	1,011
Restructured loans	—	—	—	13	122
Total nonperforming loans	3,331	2,114	2,040	2,198	3,322
Other real estate	—	357	79	—	482
Total nonperforming assets	$3,331	$2,471	$2,119	$2,198	$3,804

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $137,000, $79,000, and $50,000 was recorded during 2001, 2000, and 1999, on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2001, 2000, and 1999, had these loans been on an accrual basis throughout the year, was approximately $203,000, $88,000, and $142,000.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge–offs to average loans outstanding:

	2001	2000	1999	1998	1997
Average total loans (exclusive of loans held for sale)	$794,147	$662,566	$573,157	$541,077	$495,657

Allowance at beginning of year	$9,690	$8,444	$7,823	$6,923	$6,968
Charge-offs:
Commercial and industrial	1,063	402	366	286	1,285
Real estate	145	37	48	10	148
Installment and other loans	294	263	238	256	209
Total charge-offs	1,502	702	652	552	1,642
Recoveries:
Commercial and industrial	142	369	246	132	176
Real estate	4	8	20	45	105
Installment and other loans	139	191	77	62	60
Total recoveries	285	568	343	239	341
Net charge-offs	1,217	134	309	313	1,301
Provision for loan losses	3,840	1,380	930	1,213	1,256
Allowance at end of period	$12,313	$9,690	$8,444	$7,823	$6,923

Net charge-offs to average loans	0.15%	0.02%	0.05%	0.06%	0.26%
Allowance at year end to average loans	1.55%	1.46%	1.47%	1.45%	1.40%

The provision for loan losses is based upon management’s estimate of anticipated loan losses and its evaluation of the adequacy of the allowance for loan losses.  Factors which influence management’s judgement in estimating loan losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, and other factors that, in management’s judgment, deserve evaluation in estimating loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2001		2000		1999		1998		1997
	Amount	Loan Type to Total Loans	Amount	Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans

Commercial and industrial	$5,574	20.8%	$5,230	22.6%	$5,040	24.0%	$4,675	24.8%	$4,100	27.4%
Real estate — commercial *	3,233	34.6%	1,102	29.5%	712	29.0	663	30.1	1,060	53.7
Real estate — construction	827	12.5%	480	11.5%	230	9.7	210	8.4	185	8.1
Real estate — residential *	654	24.1%	962	26.1%	658	26.4	587	26.2	—	0.0
Installment and other loans	799	8.0%	1,760	10.3%	1,665	10.8	1,545	10.4	1,430	10.9
Unallocated	1,226	—	156	—	139	—	143	—	148	—
Total	$12,313	100.0%	$9,690	100.0%	$8,444	100.0%	$7,823	100.0%	$6,923	100.0%

*      Real estate residential loans for years prior to 1998 are included in real estate commercial loans in the preceding table.

TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2001:

3 months or less	$63,528
Over 3 months through 6 months	24,796
Over 6 months through 12 months	17,672
Over 12 months	22,640
$128,636

SHORT-TERM BORROWINGS

The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders’ equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting these criteria. Information presented is as of or for the year ended December 31, for the years indicated:

	2001	2000	1999
Balance at end of year	$63,679	$23,732	$27,610
Weighted average interest rate	1.32%	9.34%	3.08%
Maximum month-end amount outstanding during the year	$63,679	$36,265	$31,257
Average amount outstanding during the year	$37,185	$23,772	$21,067
Weighted average interest rate during the year	3.27%	6.54%	3.90%

SELECTED RATIOS

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

	2001	2000	1999
Return on average total assets	1.38%	1.26%	1.26%
Return on average equity	14.43%	12.71%	12.06%
Average equity to average assets	9.60%	9.93%	10.48%
Dividend payout ratio	25.25%	26.20%	28.43%

Item 2. Properties

The Company’s corporate headquarters and the main office of Old Second National Bank are located at 37 South River Street, Aurora, Illinois. Old Second National Bank has full-service branches located in Illinois at: 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; Cross Street at Illinois and Route 47, Sugar Grove; 1220 Iroquois Drive, Naperville (leased); and 321 James Street, Geneva.  Old Second National Bank has trust offices at 37 South River Street in Aurora and 321 James Street in Geneva.

Yorkville National Bank is located at 102 East Van Emmon Street, Yorkville, with branches at 408 East Countryside Parkway in Yorkville, 6800 West Route 34 in Plano (leased) and 323 East Norris Drive in Ottawa. Kane County Bank is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco, at 194 South Main Street in Burlington, 1100 South County Line Road, Maple Park, and 2 S 101 Harter Road, Kaneville (leased).

With the exception of Yorkville’s main banking facility, all Banks have onsite 24 hour Automatic Teller Machines (“ATMs”). Old Second National Bank also has eight offsite ATMs, Yorkville has two offsite ATMs, and Kane has one offsite ATM.  Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

                The Company or its subsidiaries own the land and buildings for all of the locations listed above, except as indicated.

Maple Park Mortgage operates a retail division from leased offices in St. Charles, Sycamore, Wheaton, and Rockford, Illinois. The main office is located at 1450 West Main Street in St. Charles.

Item 3.    Legal Proceedings

The Company and its subsidiaries have, from time to time, collection suits in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Banks or on the consolidated financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity
and Related Stockholder Matters

The Company incorporates by reference the information contained on page 30 of the 2001 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of February 15, 2002, there were approximately 1,200 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 25 and 26 of the 2001 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note Q: Capital”

Item 6.    Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2001 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 5 - 11 of the 2001 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 9 of the 2001 Annual Report (attached hereto as Exhibit 13) under the caption “Interest Rate Risk.”

Item 8.    Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2001 Annual Report (attached hereto as Exhibit 13):

Annual Report
Page No.
Consolidated Balance Sheets	12
Consolidated Statements of Income	13
Consolidated Statements of Cash Flows	14
Consolidated Statements of Changes in Stockholders’ Equity	15
Notes to Consolidated Financial Statements	16-28
Report of Independent Auditors	29

Item 9.    Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders on pages 3 through 5 under the caption “Election of Directors”.

Executive Officers of the Company

Name, Age and Year
Became Executive Officer
of the Company	Current Positions with Company

James Benson	Chairman of the Board of the Company
Age 71 1971

William B. Skoglund	President and CEO of the Company
Age 51 1992	President and CEO of Old Second National Bank

J. Douglas Cheatham	Senior Vice-President and Chief Financial Officer of the Company since May 1999. Previously, Mr.Cheatham was Vice President and Chief Financial Officer of Merchants Bancorp, Inc.
Age 45 1999

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2001.

Item 11. Executive Compensation

The Company incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Election of Directors,” and on pages 7 - 14 under the caption “Executive Compensation.” The sections in the Proxy Statement marked “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained on pages 5 - 6 of the Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “ Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The Company incorporates by reference the information contained on pages 14 - 16 of the Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Index to Financial Statements

                The following consolidated financial statements and related notes are incorporated by reference from the 2001 Annual Report (attached hereto as Exhibit 13).

Annual Report
Page No.
Consolidated Balance Sheets	12
Consolidated Statements of Income	13
Consolidated Statements of Cash Flows	14
Consolidated Statements of Changes in Stockholders’ Equity	15
Notes to Consolidated Financial Statements	16-28
Independent Auditors’ Report	29

     (a)(2)  Financial Statement Schedules

All financial statement schedules as required by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

      Item 601

    Table II. No.

(3)(a)	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to the Company’s S-14 filed on January 22, 1982)

(3)(b)	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to the Company’s S-14 filed on January 22, 1982)

(10)(a)	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10 — K filed on March 27, 2000)

(10)(b)	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9,2000).

(13)	The Company’s 2001 Annual Report to Stockholders

(22)	A list of all subsidiaries of the Company

(23)	Consent of Ernst & Young LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                             OLD SECOND BANCORP, INC.

BY:	/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer
(principal executive officer)

BY:	/s/ J. Douglas Cheatham
J. Douglas Cheatham
Chief Financial Officer (principal financial officer)

DATE:    March 21, 2002

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Benson	Chairman of the Board, Director	March 21, 2002
James E. Benson

/s/ William B. Skoglund	President and Chief Executive Officer, Director	March 21, 2002
William B. Skoglund

/s/ Walter Alexander	Director	March 21, 2002
Walter Alexander

/s/ Marvin Fagel	Director	March 21, 2002
Marvin Fagel

/s/ William Kane	Director	March 21, 2002
William Kane

/s/ Kenneth Lindgren	Director	March 21, 2002
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 21, 2002
Jesse Maberry

/s/ William Meyer	Director	March 21, 2002
William Meyer

/s/ Edward Bonifas	Director	March 21, 2002
Edward Bonifas

/s/ D. Chet McKee	Director	March 21, 2002
D. Chet McKee

/s/ Gerald Palmer	Director	March 21, 2002
Gerald Palmer

/s/ James Carl Schmitz	Director	March 21, 2002
James Carl Schmitz

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.
(3)(a)	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982.)	—
(3)(b)	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982.)	—
(10)(a)	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to of the Company’s 10 — K filed on March 27, 2000.)	—
(10)(b)	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000.)	—
(13)	The Company’s 2001 Annual Report to Stockholders	23-54
(22)	A list of all subsidiaries of the Company	55
(23)	Consent of Ernst & Young LLP	56