Form 10-Q
period 2002-03-31
OLD SECOND BANCORP INC
filed 2002-05-14
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 0 -10537

OLD SECOND BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3143493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

37 South River Street, Aurora, Illinois	60507
(Address of principal executive offices)	(Zip Code)

(630) 892-0202
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2002, the Registrant had outstanding 5,594,994 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I — FINANCIAL INFORMATION

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31, 2002	December 31, 2001
Assets
Cash and due from banks	$34,774	$40,666
Interest bearing balances with banks	116	81
Federal funds sold	28,075	—
Cash and cash equivalents	62,965	40,747
Securities available for sale	304,203	324,549
Loans held for sale	13,877	44,259
Loans	916,402	895,455
Allowance for loan losses	12,996	12,313
Net loans	903,406	883,142
Premises and equipment, net	24,902	24,362
Mortgage servicing rights, net	196	195
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	1,687	1,776
Accrued interest and other assets	10,606	12,188
Total assets	$1,323,972	$1,333,348

Liabilities
Deposits:
Demand	$166,226	$165,538
Savings	580,785	534,641
Time	400,680	390,637
Total deposits	1,147,691	1,090,816
Securities sold under repurchase agreements	37,481	32,065
Other short-term borrowings	5,903	31,614
Notes payable	—	33,393
Accrued interest and other liabilities	10,086	20,514
Total liabilities	1,201,161	1,208,402

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 6,119,430 in 2002 and 6,117,830 in 2001; outstanding 5,594,994 in 2002 and 5,705,694 in 2001	6,119	6,118
Additional paid-in capital	10,139	10,092
Retained earnings	118,869	115,009
Accumulated other comprehensive income	3,136	4,726
Treasury stock, at cost, 524,436 shares in 2002, 412,136 shares in 2001	(15,452)	(10,999)
Total stockholders’ equity	122,811	124,946
Total liabilities and stockholders’ equity	$1,323,972	$1,333,348

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)
	Three months ended March 31,
	2002	2001
Interest income
Loans, including fees	$15,722	$15,529
Loans held for sale	340	363
Securities:
Taxable	3,564	4,038
Tax-exempt	659	671
Federal funds sold	73	422
Interest bearing deposits	—	1
Total interest income	20,358	21,024
Interest expense
Savings deposits	2,357	3,242
Time deposits	3,907	6,080
Repurchase agreements	138	288
Other short-term borrowings	176	74
Notes payable	10	212
Total interest expense	6,588	9,896
Net interest income	13,770	11,128
Provision for loan losses	830	580
Net interest income after provision for loan losses	12,940	10,548
Noninterest income
Trust income	1,324	1,243
Service charges on deposits	1,262	964
Secondary mortgage fees	247	251
Mortgage servicing income	15	20
Gain on sale of loans	1,743	1,567
Securities gains, net	3	—
Other income	989	886
Total noninterest income	5,583	4,931
Noninterest expense
Salaries and employee benefits	6,684	6,096
Occupancy expense, net	676	743
Furniture and equipment expense	971	957
Amortization of goodwill	—	110
Amortization of core deposit intangible assets	89	89
Other expense	2,536	2,028
Total noninterest expense	10,956	10,023
Income before income taxes	7,567	5,456
Provision for income taxes	2,588	1,824
Net income	$4,979	$3,632
Per share information:
Ending number of shares	5,594,994	5,805,594
Average number of shares	5,644,797	5,829,677
Diluted average number of shares	5,687,258	5,842,256
Basic earnings per share	$0.88	$0.62
Diluted earnings per share	$0.88	$0.62

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002 and 2001

(In thousands)

	(Unaudited)	(Unaudited)
	2002	2001
Cash flows from operating activities
Net income	$4,979	$3,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	457	155
Amortization of mortgage servicing rights	3	1
Origination of mortgage servicing rights	(4)	(1)
Provision for loan losses	830	580
Net change in mortgage loans held for sale	30,382	(19,628)
Change in net income taxes payable	3,632	1,824
Gain on sale of securities	(3)	—
Change in accrued interest and other assets	1,582	4,102
Change in accrued interest and other liabilities	(12,987)	(1,561)
Premium amortization and discount accretion on securities	178	(153)
Amortization of goodwill	—	110
Amortization of core deposit intangible assets	89	88
Tax benefit from stock options exercised	8	—
Net cash provided (used) by operating activities	29,146	(10,851)

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	27,192	38,482
Purchases of securities available for sale	(9,662)	(18,043)
Net principal (disbursed) or paid on loans	(21,094)	(25,477)
Proceeds from sales of other real estate	—	357
Property and equipment expenditures	(997)	(392)
Net cash used by investing activities	(4,561)	(5,073)

Cash flows from financing activities
Net change in deposits	56,875	39,008
Net change in fed funds and repurchase agreements	5,416	1,900
Net change in other short-term borrowings	(25,711)	(231)
Net change in notes payable	(33,393)	18,237
Proceeds from exercise of incentive stock options	40	—
Dividends paid	(1,141)	(875)
Purchase of treasury stock	(4,453)	(686)
Net cash provided (used) by financing activities	(2,367)	57,353
Net change in cash and cash equivalents	22,218	41,429
Cash and cash equivalents at beginning of period	40,747	56,579
Cash and cash equivalents at end of period	$62,965	$98,008

Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	4,277	6,047

See accompanying notes to consolidated financial statements.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  In accordance with the new rules on accounting for goodwill and other intangible assets, the Company is no longer amortizing goodwill.  The Company will complete the initial impairment test for accounting for goodwill and other intangible assets in the second quarter of 2002.

	Gross Carrying Amount	Accumulated Amortization
March 31,2002:
Amortized intangible assets:
Core deposit premium	$3,501	$1,814
Unamortized intangible assets:
Goodwill	$2,130
	$5,631

December 31, 2001:
Amortized intangible assets:
Core deposit premium	$3,501	$1,725
Unamortized intangible assets:
Goodwill	2,130
	$5,631

Amortization  expense for the first quarter 2002 was $88,807.

The estimated expense for the next five years will be $355,224 per year.

As required by SFAS No. 142, the results of operations for the periods prior to adoption have not been restated.  The following is a reconciliation of net income and earnings per share, as reported, to net income and earnings per share, as adjusted, for the three month period March 31, 2001, as if SFAS no. 142 had been adopted effective January 1, 2001:

Three Months Ended
March 31,2001
Net Income, as reported	$3,632
Adjusted for goodwill amortization, net of tax	73
Net Income, as adjusted	$3,705

Basic earnings per share, as reported	$0.62
Basic earnings per share, as adjusted	$0.64

Diluted earnings per share, as reported	$0.62
Diluted earnings per share, as adjusted	$0.63

NOTE 2 — SECURITIES

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2002:
U.S. Treasury	$2,503	$55	$—	$2,558
U.S. Government agencies	201,001	4,160	274	204,887
States and political subdivisions	69,147	1,421	206	70,362
Mortgage backed securities	23,356	335	282	23,409
Other securities	2,987	—	—	2,987
	$298,994	$5,971	$762	$304,203
December 31, 2001:
U.S. Treasury	$2,505	$85	$—	$2,590
U.S. Government agencies	221,785	6,147	170	227,762
States and political subdivisions	64,215	1,725	133	65,807
Mortgage backed securities	25,273	421	225	25,469
Other securities	2,921	—	—	2,921
	$316,699	$8,378	$528	$324,549

NOTE 3 — LOANS

Major classifications of loans were as follows:

	March 31, 2002	December 31, 2001
Commercial and industrial	$180,269	$186,435
Real estate — commercial	346,463	310,297
Real estate — construction	97,246	112,206
Real estate — residential	223,395	215,639
Installment	70,039	71,780
	917,412	896,357
Unearned origination fees	(1,008)	(899)
Unearned discount	(2)	(3)
	$916,402	$895,455

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses as of March 31, are summarized as follows:

	2002	2001
Balance, January 1	$12,313	$9,690
Provision for loan losses	830	580
Loans charged-off	(394)	(173)
Recoveries	247	124
Balance, end of period	$12,996	$10,221

NOTE 5 — NOTES PAYABLE

The Company has a $40 million line of credit available with a third party bank under which there was no outstanding balance as of March 31, 2002 and $33.4 million was outstanding as of December 31, 2001. The note bears interest at the rate of 1% over the previous month average (Federal Reserve targeted rate) federal funds rate.  This borrowing is for the purpose of funding loans held for sale at the Maple Park Mortgage subsidiary and other corporate purposes.

NOTE 6 — EARNINGS PER SHARE

Earnings per share were as follows (share data not in thousands):

	Three Months Ended March 31,
	2002	2001
Basic Earnings Per Share:
Weighted-average common shares outstanding	5,644,797	5,829,677
Net income	$4,979	$3,632
Basic earnings per share	$0.88	$0.62

Diluted Earnings Per Share:
Weighted-average common shares outstanding	5,644,797	5,829,677
Dilutive effect of stock options	42,461	12,579
Diluted average common shares outstanding	5,687,258	5,842,256
Net income	$4,979	$3,632
Diluted earnings per share	$0.88	$0.62

NOTE 7 — COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended March 31,
	2002	2001
Unrealized holding gains/(losses) on available for sale securities arising during the period	$(2,641)	$4,106
Related tax expense/(benefit)	1,051	(1,634)
Net unrealized gain/(loss)	$(1,590)	$2,472
Net income	4,979	3,632
Other comprehensive income	$3,389	$6,104

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Old Second Bancorp is a financial services company with its main headquarters located in Aurora, Illinois.  It currently has nineteen banking locations and four mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, Lake and LaSalle counties in Illinois.

RESULTS OF OPERATIONS

Net income for the first quarter of 2002 was $4,979,000, or 88 cents per share, compared to $3,632,000 or 62 cents per share in the first quarter of 2001. This was a 41.9% increase in earnings on a per share basis.  The increase in net income for the period was primarily a result of an increase in net interest income. Noninterest income increased $652,000 and noninterest expenses increased $933,000 from the first three months of 2001 to the first three months of 2002. The return on equity increased to 16.20% in the first three months of 2002, from 12.70% for the same period of 2001.

Net interest income was $13.8 million and $11.1 million during the three months ended March 31, 2002 and 2001, an increase of 23.7%.  The Company’s net interest margin was 4.58% for the three months ended March 31, 2002 compared with 4.33% in the fourth quarter of 2001 and 4.22% a year earlier.  The increase in the ratio was primarily the result of a lower cost of funds in the first three months of 2002, when compared with the first three months of 2001. The decline in the cost of funds began in the first quarter of 2001 and continued through March 2002.

The provision for loan losses amounted to $830,000 and $580,000 for the three-month periods ended March 31, 2002 and 2001, respectively.  These provisions reflected a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.

Noninterest income was $5,583,000 during the first quarter of 2002 and $4,931,000 in the first quarter of 2001, an increase of $652,000, or 13.2%. The increase during the period was primarily due to the increase in residential mortgage originations as a result of the decrease in interest rates.  Because of this, gains on sales of mortgage loans increased to $1,743,000 in the first quarter of 2002 from $1,567,000 in the first quarter of 2001.

Noninterest expense was $10,956,000 during the first quarter of 2002, an increase of $933,000, or 9.3%, from $10,023,000 in the first quarter of 2001.  The increase in noninterest expense was primarily the result of an increase in commissions paid by Maple Park Mortgage due to the increase in residential mortgage originations discussed above. Salaries and benefits, which is the largest component of noninterest expenses, increased $588,000 due to higher commissions and bonuses paid.  Goodwill amortization expense for the first quarter 2001 was $110,000.  After adoption of the new rules on accounting for goodwill, there was no goodwill amortization expense for the first quarter 2002.

The Company's provision for Federal and State of Illinois income taxes was $2,588,000, $1,824,000 during the quarter ended March 31, 2002 and 2001.  The average effective income tax rate for these years was 34.2% and 33.4%.  The increase in the 2002 effective tax rate was the result of tax-exempt income decreasing from $671 thousand in 2001 to $659 thousand in 2002, while taxable income decreased from $4.0 million in 2001 to $3.6 million in 2002.

FINANCIAL CONDITION

Assets

Total assets were $1.32 billion at March 31, 2002, a decrease of $9.4 million, or .7%, from $1.33 billion at December 31, 2001.

Loans

Total loans were $916.4 million as of March 31, 2002, an increase of $20.9 million for the three-month period, from $895.5 million as of December 31, 2001. The largest increases in loan classifications were in real estate loans, which increased $29.0 million, or 4.54%. These changes reflect the continuing loan demand in the markets in which the Company operates.

Asset quality has improved, with nonperforming loans of $3.0 million as of March 31, 2002, down from $3.3 million as of December 31, 2001. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. The provision for loan losses was $830,000 for the first three months of 2001 and $580,000 for the first three months of 2001. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.42% as of March 31, 2002, compared to 1.38% as of December 31, 2001. In management’s judgment, an adequate allowance for estimated losses has been established; however there can be no assurance that such losses will not exceed the estimated amounts in the future.  Management, along with other financial institutions, shares a concern for the possible continued softening of the economy.  Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise.

Securities

Securities totaled $304.2 million as of March 31, 2002, a decrease of $20.3 million from $324.5 million as of December 31, 2001.  The net unrealized gains, net of deferred taxes, in the portfolio decreased from  $4.7 million as of December 31, 2001 to $3.1 million as of March 31, 2002.

Deposits and Borrowing

Total deposits were $1.15 billion as of March 31, 2002, an increase of $56.9 million from $1.09 billion as of December 31, 2001. Savings deposits, which include money market accounts, increased $46.1 million during the first quarter and time deposits increased $10.0 million from $390.6 million to $400.7 million during the period.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $32.1 million as of December 31, 2001, to $37.5 million as of March 31, 2002. Other short-term borrowings decreased from $31.6 million to $5.9 million due to the decrease in federal funds purchased of $18.2 million and treasury tax and loan notes decrease from $6.3 million to $1.7 million as of March 31, 2002. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Maple Park Mortgage subsidiary. In order to fund the significant growth in loans in 2001, notes payable increased to $33.4 million as of December 31, 2001. The note was paid during the first quarter 2002 and did not retain a balance as of March 31, 2002.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the banks were categorized as well capitalized as of March 31, 2002. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company's lead subsidiary bank, as of March 31, 2002.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2002
Total capital to risk weighted assets
Consolidated	$128,142	13.03%	$78,675	8.00%	$98,344	10.00%
Old Second National Bank	91,970	13.46	54,663	8.00	68,328	10.00
Tier 1 capital to risk weighted assets
Consolidated	115,838	11.78	39,334	4.00	59,001	6.00
Old Second National Bank	83,441	12.21	27,335	4.00	41,003	6.00
Tier 1 capital to average assets
Consolidated	115,838	8.80	52,654	4.00	65,817	5.00
Old Second National Bank	83,441	8.95	37,292	4.00	46,615	5.00

December 31, 2001:
Total capital to risk weighted assets
Consolidated	$128,432	13.32%	$77,136	8.00%	$96,420	10.00%
Old Second National Bank	86,430	13.19	52,422	8.00	65,527	10.00
Tier 1 capital to risk weighted assets
Consolidated	116,119	12.04	38,578	4.00	57,867	6.00
Old Second National Bank	78,352	11.95	26,227	4.00	39,340	6.00
Tier 1 capital to average assets
Consolidated	116,119	8.86	52,424	4.00	65,530	5.00
Old Second National Bank	78,352	8.77	35,736	4.00	44,670	5.00

In June 1999, the Company announced that the board of directors had authorized the repurchase of up to 300,000 shares of the Company’s common stock, or 4.9% of the company’s 6,102,362 shares outstanding. On April 19, 2000, the Company announced that the board of directors had authorized the purchase of up to an additional 300,000 shares. On October 16, 2001, the Company announced that the board of directors had authorized the purchase of up to an additional 300,000 shares, bringing the total number of shares authorized to 900,000.  The purchase of an additional 112,300 shares during 2002, together with 412,136 shares purchased through 2001, total 524,436 shares repurchased.

Liquidity

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customers’ credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash inflow from operating activities was $29.1 million in the first three months of 2002 compared to the net cash outflow of $10.9 million in the first three months of 2001. The increase in inflows was directly related to the decreased loans held for sale by Maple Park Mortgage.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $4.6 million in the three months ended March 31, 2002, compared to $5.1 million a year earlier. In the first three months of 2002, net principal disbursed on loans accounted for net outflows of $21.1 million, and securities transactions aggregated a net inflow of $17.5 million. In the first three months of 2001, net principal disbursed on loans accounted for a net outflow of $25.5 million, and securities transactions resulted in net inflows of $20.4 million.

Cash outflows from financing activities included an increase in deposits of $56.9 million in the first three months of 2002 offset by $33.4 million outflows for reduction of the note payable and $20.3 million for reduction of fed funds purchased and repurchase agreements and other short-term borrowings.  This compares with a net cash inflow of $57.4 million associated with deposits of $39.0 million and an increase to the notes payable of  $18.2 million in the first three months of 2001.

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

The Company analyzes interest rate risk by examining the extent to which assets and liabilities are interest rate sensitive. The interest sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to positively affect net interest income. The Company’s policy is to manage the balance sheet such that fluctuations in the net interest margin are minimized regardless of the level of interest rates.

The accompanying table does not necessarily indicate the future impact of general interest rate movements on the Company’s net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. Although securities available for sale are reported in the earliest time frame in which maturity or repricing may occur, these securities may be sold in response to changes in interest rates or liquidity needs.

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$116	$—	$—	$—	$—	$—	$116
Average interest rate	1.59%	0.00%	0.00%	0.00%	0.00%	0.00%	1.59%

Federal funds sold	$28,075	$—	$—	$—	$—	$—	$28,075
Average interest rate	1.69%	0.00%	0.00%	0.00%	0.00%	0.00%	1.69%

Securities	$74,946	$43,577	$42,128	$21,575	$29,272	$92,705	$304,203
Average interest rate	5.05%	5.71%	5.85%	5.54%	5.41%	5.25%	5.39%

Fixed rate loans	$90,107	$90,061	$73,687	$159,888	$69,339	$36,698	$519,780
Average interest rate	6.80%	7.78%	7.78%	7.70%	7.61%	7.11%	7.32%

Adjustable rate loans	$137,745	$21,959	$17,966	$44,732	$19,171	$168,926	$410,499
Average interest rate	5.22%	3.32%	3.32%	3.29%	3.29%	6.46%	5.74%
Total	$330,989	$155,597	$133,781	$226,195	$117,782	$298,329	$1,262,673

Interest-bearing Liabilities
Interest-bearing deposits	$591,536	$119,095	$26,470	$12,366	$20,998	$211,000	$981,465
Average interest rate	2.65%	4.19%	4.48%	5.35%	4.48%	1.08%	2.62%

Short-term borrowing	$43,384	$—	$—	$—	$—	$—	$43,384
Average interest rate	1.55%	0.00%	0.00%	0.00%	0.00%	0.00%	1.55%

Notes payable	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total	$634,920	$119,095	$26,470	$12,366	$20,998	$211,000	$1,024,849

Period gap	$(303,931)	$36,502	$107,311	$213,829	$96,784	$87,329	$237,824
Cumulative gap	(303,931)	(267,429)	(160,118)	53,711	150,495	237,824

Special Note Concerning Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•              The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•              The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

•              The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•              The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•              The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•              The inability of the Company to obtain new customers and to retain existing customers.

•              The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•              Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•              The ability of the Company to develop and maintain secure and reliable electronic systems.

•              The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•              Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•              Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•              The costs, effects and outcomes of existing or future litigation.

•              Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•              The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

PART II — OTHER INFORMATION

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 16, 2002. At the meeting, stockholders voted to elect four nominees to the board of directors, to approve the adoption of the Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2002.  At the meeting, the stockholders elected Marvin Fagel, William Kane, Kenneth Lindgren and Jesse Marberry as directors to serve until their terms expire in 2005.  In addition, the stockholders approved the stock incentive plan and ratified the selection of Ernst & Young LLP to serve as the company’s independent auditors.  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.             The election of directors for a three year term expiring in 2005.

NOMINEE	FOR	WITHHOLD
Marvin Fagel	4,938,811	39,733
William Kane	4,939,789	38,755
Kenneth Lindgren	4,939,789	38,755
Jesse Marberry	4,937,777	40,767

2.             The approval of the adoption of the Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan.

FOR	AGAINST	ABSTAIN
4,690,064	229,488	58,992

3.             The ratification of Ernst & Young, LLP, as the auditors for the year ending December 31, 2002.

FOR	AGAINST	ABSTAIN
4,943,093	17,637	17,814

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

Date:       May 14, 2002