Form 10-Q
period 2002-06-30
OLD SECOND BANCORP INC
filed 2002-08-09
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2002, the Registrant had outstanding 7,382,605 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) June 30, 2002	December 31, 2001

Assets
Cash and due from banks	$44,788	$40,666
Interest bearing balances with banks	59	81
Federal funds sold	67,425	—
Cash and cash equivalents	112,272	40,747
Securities available for sale	350,809	324,549
Loans held for sale	16,969	44,259
Loans	963,627	895,455
Allowance for loan losses	13,917	12,313
Net loans	949,710	883,142
Premises and equipment, net	27,331	24,362
Mortgage servicing rights, net	187	195
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	1,598	1,776
Accrued interest and other assets	16,321	12,188
Total assets	$1,477,327	$1,333,348

Liabilities
Deposits:
Demand	$180,094	$165,538
Savings	654,368	534,641
Time	449,695	390,637
Total deposits	1,284,157	1,090,816
Securities sold under repurchase agreements	43,784	32,065
Other short-term borrowings	9,442	31,614
Notes payable	—	33,393
Accrued interest and other liabilities	13,970	20,514
Total liabilities	1,351,353	1,208,402

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 8,158,854 in 2002 and 8,157,107 in 2001; outstanding 7,403,605 in 2002 and 7,607,592 in 2001	8,159	8,157
Additional paid-in capital	10,139	10,092
Retained earnings	120,141	112,970
Accumulated other comprehensive income	4,841	4,726
Treasury stock, at cost, 755,249 shares in 2002, 549,515 shares in 2001	(17,306)	(10,999)
Total stockholders’ equity	125,974	124,946
Total liabilities and stockholders’ equity	$1,477,327	$1,333,348

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited) Three months ended June 30,		(Unaudited) Six months ended June 30,

	2002	2001	2002	2001
Interest income
Loans, including fees	$16,413	$15,844	$32,135	$31,373
Loans held for sale	218	422	558	785
Securities:
Taxable	3,433	3,844	6,997	7,882
Tax-exempt	673	693	1,332	1,364
Federal funds sold	173	584	246	1,006
Interest bearing deposits	—	1	—	2
Total interest income	20,910	21,388	41,268	42,412
Interest expense
Savings deposits	2,608	2,990	4,965	6,232
Time deposits	4,062	5,763	7,969	11,843
Repurchase agreements	165	303	303	591
Other short-term borrowings	36	69	212	143
Notes payable	1	270	11	482
Total interest expense	6,872	9,395	13,460	19,291
Net interest income	14,038	11,993	27,808	23,121
Provision for loan losses	775	690	1,605	1,270
Net interest income after provision for loan losses	13,263	11,303	26,203	21,851
Noninterest income
Trust income	1,288	1,273	2,612	2,516
Service charges on deposits	1,500	1,050	2,762	2,014
Secondary mortgage fees	272	222	517	473
Mortgage servicing income	11	16	26	36
Gain on sale of loans	1,398	1,917	3,141	3,484
Securities gains, net	77	139	80	322
Other income	807	689	1,798	1,392
Total noninterest income	5,353	5,306	10,936	10,237
Noninterest expense
Salaries and employee benefits	6,846	6,020	13,530	12,116
Occupancy expense, net	672	648	1,348	1,391
Furniture and equipment expense	1,123	1,072	2,094	2,029
Amortization of goodwill	—	111	—	221
Amortization of core deposit intangible assets	89	89	178	178
Other expense	2,617	2,057	5,153	4,085
Total noninterest expense	11,347	9,997	22,303	20,020
Income before income taxes	7,269	6,612	14,836	12,068
Provision for income taxes	2,476	2,303	5,064	4,127
Net income	$4,793	$4,309	$9,772	$7,941
Per share information:
Ending number of shares	7,403,605	7,670,125	7,403,605	7,670,125
Average number of shares	7,440,139	7,734,587	7,483,030	7,757,372
Diluted average number of shares	7,504,448	7,759,136	7,543,666	7,763,972
Basic earnings per share	$0.64	$0.56	$1.31	$1.02
Diluted earnings per share	$0.64	$0.56	$1.30	$1.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

(In thousands)

	(Unaudited) 2002	(Unaudited) 2001

Cash flows from operating activities
Net income	$9,772	$7,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	945	941
Amortization of mortgage servicing rights	4	3
Origination of mortgage servicing rights	(9)	(4)
Provision for loan losses	1,605	1,270
Net change in mortgage loans held for sale	27,290	(17,420)
Change in net income taxes payable	(801)	294
Gain on sale of securities	(80)	(322)
Change in accrued interest and other assets	(4,133)	3,279
Change in accrued interest and other liabilities	(6,160)	872
Premium amortization and discount accretion on securities	312	155
Amortization of goodwill	—	221
Amortization of core deposit intangible assets	178	178
Tax benefit from stock options exercised	8	28
Net cash provided (used) by operating activities	28,931	(2,564)

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	77,918	75,159
Purchases of securities available for sale	(104,218)	(90,874)
Net principal disbursed on loans	(68,173)	(60,672)
Proceeds from sales of other real estate	—	357
Property and equipment expenditures	(3,914)	(2,379)
Sale of mortgage servicing rights	13
Net cash used by investing activities	(98,374)	(78,409)

Cash flows from financing activities
Net change in deposits	193,341	76,062
Net change in fed funds and repurchase agreements	11,719	30,953
Net change in other short-term borrowings	(22,172)	6,014
Net change in notes payable	(33,393)	13,702
Proceeds from exercise of incentive stock options	40	233
Dividends paid	(2,260)	(1,748)
Purchase of treasury stock	(6,307)	(2,768)
Net cash provided by financing activities	140,968	122,448
Net change in cash and cash equivalents	71,525	41,475
Cash and cash equivalents at beginning of period	40,747	56,579
Cash and cash equivalents at end of period	$112,272	$98,054

Supplemental cash flow information
Income taxes paid	$5,793	$4,496
Interest paid	15,707	16,424

See accompanying notes to consolidated financial statements.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

On May 21, 2002, the Board of Directors of Old Second Bancorp, Inc. declared a 4-for-3 stock split effected in the form of a stock dividend payable on June 24, 2002 to shareholders of record on June 14, 2002.  All historical share data and per share amounts have been restated to reflect this stock split.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  In accordance with the new rules on accounting for goodwill and other intangible assets, the Company is no longer amortizing goodwill.  The Company has completed the initial impairment test for accounting for goodwill and other intangible assets in the second quarter of 2002 and will perform a similar test each year in the fourth quarter starting in 2002.

	Gross Carrying Amount	Accumulated Amortization
June 30, 2002:
Amortizing intangible assets:
Core deposit	$3,501	$1,903
Non-amortizing intangible assets:
Goodwill	2,130
	$5,631

December 31, 2001:
Amortizing intangible assets:
Core deposit	$3,501	$1,725
Non-amortizing intangible assets:
Goodwill	2,130
	$5,631

Amortization  expense for the first half of 2002 was $178.

The estimated amortization expense for the next five years will be $355 per year.

As required by SFAS No. 142, the results of operations for the periods prior to adoption have not been restated.  The following is a reconciliation of net income and earnings per share, as reported, to net income and earnings per share, as adjusted, for the six month period ended June 30, 2001, as if SFAS no. 142 had been adopted effective January 1, 2001:

Six Months Ended June 30, 2001
Net income, as reported	$7,941
Adjusted for goodwill amortization, net of tax	117
Net income, as adjusted	$8,058

Basic earnings per share, as reported	$1.02
Basic earnings per share, as adjusted	$1.04

Diluted earnings per share, as reported	$1.02
Diluted earnings per share, as adjusted	$1.04

NOTE 2 – SECURITIES

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2002:
U.S. Treasuries	$2,502	$39	$—	$2,541
U.S. Government agencies	238,707	5,311	10	244,008
States and political subdivisions	64,258	2,438	33	66,663
Mortgage backed securities	34,314	340	43	34,611
Other securities	2,986	—	—	2,986
	$342,767	$8,128	$86	$350,809
December 31, 2001:
U.S. Treasuries	$2,505	$85	$—	$2,590
U.S. Government agencies	221,785	6,147	170	227,762
States and political subdivisions	64,215	1,725	133	65,807
Mortgage backed securities	25,273	421	225	25,469
Other securities	2,921	—	—	2,921
	$316,699	$8,378	$528	$324,549

NOTE 3 – LOANS

Major classifications of loans were as follows:

	June 30, 2002	December 31, 2001
Commercial and industrial	$189,875	$186,435
Real estate - commercial	364,784	310,297
Real estate - construction	111,366	112,206
Real estate - residential	232,400	215,639
Installment	66,385	71,780
	964,810	896,357
Unearned origination fees	(1,182)	(899)
Unearned discount	(1)	(3)
	$963,627	$895,455

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses as of June 30, are summarized as follows:

	2002	2001
Balance, January 1	$12,313	$9,690
Provision for loan losses	1,605	1,270
Loans charged-off	(479)	(339)
Recoveries	478	207
Balance, end of period	$13,917	$10,828

NOTE 5 – NOTES PAYABLE

The Company has a $20 million line of credit available with a third party bank under which there was no outstanding balance as of June 30, 2002 and $33.4 million was outstanding as of December 31, 2001. The note bears interest at the rate of 1% over the previous month average (Federal Reserve targeted rate) federal funds rate.  This borrowing is for the purpose of funding loans held for sale at the Old Second Mortgage Company subsidiary and other corporate purposes.  Old Second Mortgage Company also does business as Maple Park Mortgage Company.

NOTE 6 – EARNINGS PER SHARE

Earnings per share were as follows (share data not in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic earnings per share:
Weighted-average common shares outstanding	7,440,139	7,734,587	7,483,030	7,757,372
Net income	$4,793	$4,309	$9,772	$7,941
Basic earnings per share	$0.64	$0.56	$1.31	$1.02

Diluted earnings per share:
Weighted-average common shares outstanding	7,440,139	7,734,587	7,483,030	7,757,372
Dilutive effect of stock options	64,309	24,549	60,636	6,600
Diluted average common shares outstanding	7,504,448	7,759,136	7,543,666	7,763,972
Net income	$4,793	$4,309	$9,772	$7,941
Diluted earnings per share	$0.64	$0.56	$1.30	$1.02

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Unrealized holding gains on available for sale securities arising during the period	$2,833	$811	$192	$4,917
Related tax expense	1,128	323	77	1,957
Net unrealized gain	$1,705	$488	$115	$2,960
Net income	4,793	4,309	9,772	7,941
Other comprehensive income	$6,498	$4,797	$9,887	$10,901

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2002 was $4,793,000, or 64 cents diluted earnings per share, compared to $4,309,000 or 56 cents diluted earnings per share in the second quarter of 2001.  This was an 11.23% increase in earnings, or 14.3% on a per shares basis.  Net income for the first half of 2002 was $9,772,000, or $1.30 diluted earnings per share compared to $7,941,000 or $1.02 diluted earnings per share in the first half of 2001. This was a 23.06% increase in earnings, or a 27.23% increase on a per share basis.   The return on equity increased to 15.77% in the first six months of 2002, from 13.64% for the same period of 2001.

The increase in net income for the period was primarily a result of an increase in net interest income.  Net interest income was $27.8 million and $23.1 million during the six months ended June 30, 2002 and 2001, an increase of 20.27%.  The Company’s net interest margin was 4.51% for the six months ended June 30, 2002 compared with 4.33% in the fourth quarter of 2001 and 4.25% a year earlier.  The increase in the ratio was primarily the result of a lower cost of funds in the first six months of 2002, when compared with the first six months of 2001, of 30.2%. The decline in the cost of funds began in the first quarter of 2001 and continued through June 2002.

The provision for loan losses amounted to $775,000 and $690,000 for the second quarters of 2002 and 2001, respectively.  The provision for loan losses amounted to $1,605,000 and $1,270,000 for the six-month periods ended June 30, 2002 and 2001, respectively.  These provisions reflected a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.

Noninterest income was $5,353,000 during the second quarter of 2002 and $5,306,000 in the second quarter of 2001, an increase of $47,000, or 0.89%.  Noninterest income was $10,936,000 during the first half of 2002 and $10,237,000 in the first half of 2001, an increase of $699,000, or 6.83%.  The increase was due to the increase in service charges and other related fees.

Noninterest expense was $11,347,000 during the second quarter of 2002, an increase of $1,350,000 or 13.50%, from $9,997,000 in the second quarter of 2001. Noninterest expense was $22,303,000 during the first half of 2002, an increase of $2,283,000, or 11.40%, from $20,020,000 in the first half of 2001.  Salaries and benefits, which is the largest component of noninterest expenses, increased $1,414,000 due to higher salaries, insurance premiums and retirement benefits.

Goodwill amortization expense for the first half 2001 was $221,000.  After adoption of the new rules on accounting for goodwill, there was no goodwill amortization expense for the first half of 2002.

The Company’s provision for Federal and State of Illinois income taxes was $5,064,000 and $4,127,000 during the first halves of 2002 and 2001 respectively. The average effective income tax rate for 2002 and 2001 was 34.1% and 34.2% respectively.

FINANCIAL CONDITION

Assets

Total assets were $1.48 billion at June 30, 2002, an increase of $144.0 million, from $1.33 billion at December 31, 2001.

Loans

Total loans were $963.6 million as of June 30, 2002, an increase of $68.2 million for the six-month period, from $895.5 million as of December 31, 2001. The largest increases in loan classifications were in real estate loans, which increased $70.5 million, or 11.0%. These changes reflected the continuing loan demand in the markets in which the Company operates.

Nonperforming loans of $4.9 million as of June 30, 2002, were up from $3.3 million as of December 31, 2001. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans increased from $2.6 million as of December 31, 2001 to $3.8 million as of June 30, 2002. The increase is primarily related to commercial lending activities. All loans in nonaccrual status are well collateralized and many carry Small Business Administration guarantees. Management does not expect material losses from these loans.

The provision for loan losses was $1,605,000 for the first six months of 2002 and $1,270,000 for the first six months of 2001. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.44% as of June 30, 2002, compared to 1.38% as of December 31, 2001. In management’s judgment, an adequate allowance for estimated losses has been established; however there can be no assurance that such loss will not exceed the estimated amounts in the future.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002.  A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices.  These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Securities

Securities totaled $350.8 million as of June 30, 2002, an increase of $26.3 million from $324.5 million as of December 31, 2001.  The net unrealized gains, net of deferred taxes, in the portfolio increased from  $4.7 million as of December 31, 2001 to $4.8 million as of June 30, 2002.

Deposits and Borrowing

Total deposits were $1.28 billion as of June 30, 2002, an increase of $193.4 million from $1.09 billion as of December 31, 2001. Savings deposits, which include money market accounts, increased $119.7 million during the first half from $534.6 million to $654.3 million and time deposits increased $59.1 million from $390.6 million to $449.7 million during the same period.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $32.1 million as of December 31, 2001, to $43.8 million as of June 30, 2002. Other short-term borrowings decreased from $31.6 million to $9.4 million due to the decrease in federal funds purchased of $18.2 million. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Old Second Mortgage Company subsidiary. In order to fund the significant growth in loans in 2001, notes payable increased to $33.4 million as of December 31, 2001.  The note was paid during the first quarter of 2002 and did not retain a balance as of June 30, 2002.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the banks were categorized as well capitalized as of June 30, 2002. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of June 30, 2002.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2002
Total capital to risk weighted assets							%
Consolidated	$130,626	12.34%	$84,685	8.00%	$105,856	10.00
Old Second National Bank	93,952	12.83	58,583	8.00	73,228	10.00
Tier 1 capital to risk weighted assets
Consolidated	117,385	11.09	42,339	4.00	63,509	6.00
Old Second National Bank	84,801	11.58	29,292	4.00	43,938	6.00
Tier 1 capital to average assets
Consolidated	117,385	8.59	54,661	4.00	68,327	5.00
Old Second National Bank	84,801	8.90	38,113	4.00	47,641	5.00

December 31, 2001:
Total capital to risk weighted assets							%
Consolidated	$128,432	13.32%	$77,136	8.00%	$96,420	10.00
Old Second National Bank	86,430	13.19	52,422	8.00	65,527	10.00
Tier 1 capital to risk weighted assets
Consolidated	116,119	12.04	38,578	4.00	57,867	6.00
Old Second National Bank	78,352	11.95	26,227	4.00	39,340	6.00
Tier 1 capital to average assets
Consolidated	116,119	8.86	52,424	4.00	65,530	5.00
Old Second National Bank	78,352	8.77	35,736	4.00	44,670	5.00

On October 16, 2001, the Company announced that the board of directors had authorized the purchase of up to an additional 400,000 shares, bringing the total number of shares authorized to 1,200,000.  The purchase of an additional 205,734 shares during 2002, together with 549,515 shares purchased through 2001, totaled 755,249 shares repurchased.

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

Net cash inflow from operating activities was $28.9 million in the first six months of 2002 compared to the net cash outflow of $2.6 million in the first six months of 2001. The increase in inflows was directly related to the decreased loans held for sale by Old Second Mortgage Company.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $98.4 million in the six months ended June 30, 2002, compared to $78.4 million a year earlier. In the first six months of 2002, securities transactions aggregated a net outflow of $104.2 million, and net principal disbursed on loans accounted for net outflows of $68.2 million. In the first six months of 2001, securities transactions aggregated a net outflow of $90.9 million, and net principal disbursed on loans accounted for net outflows of $60.7 million.

Cash inflows from financing activities included an increase in deposits of $193.3 million in the first six months of 2002 offset by $33.4 million outflows for reduction of the note payable and $22.2 million for reduction of other short-term borrowings.  This compares with a net cash inflow of $122.4 million associated with an increase in deposits of $76.1 million, an increase of fed funds purchased of $31.0 million, and an increase to the notes payable of  $13.7 million in the first six months of 2001.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$59	$—	$—	$—	$—	$—	$59
Average interest rate	1.68%	0.00%	0.00%	0.00%	0.00%	0.00%	1.68%

Federal funds sold	$67,425	$—	$—	$—	$—	$—	$67,425
Average interest rate	1.18%	0.00%	0.00%	0.00%	0.00%	0.00%	1.81%

Securities	$62,209	$52,608	$40,850	$16,160	$53,527	$125,455	$350,809
Average interest rate	5.46%	5.22%	5.27%	5.27%	4.61%	4.43%	4.90%

Fixed rate loans	$89,997	$83,018	$67,924	$166,301	$72,702	$45,522	$525,464
Average interest rate	6.90%	7.80%	7.80%	7.54%	7.39%	7.08%	7.26%

Adjustable rate loans	$162,562	$24,283	$19,868	$54,230	$23,241	$170,948	$455,132
Average interest rate	5.50%	3.59%	3.59%	3.95%	3.95%	6.09%	5.83%
Total	$382,252	$159,909	$128,642	$236,691	$149,470	$341,925	$1,398,889

Interest-bearing Liabilities
Interest-bearing deposits	$631,988	$174,431	$41,235	$13,701	$19,050	$223,658	$1,104,063
Average interest rate	2.49%	4.10%	4.23%	5.15%	4.34%	1.09%	2.60%

Short-term borrowing	$53,226	$—	$—	$—	$—	$—	$53,226
Average interest rate	1.54%	0.00%	0.00%	0.00%	0.00%	0.00%	1.54%

Notes payable	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total	$685,214	$174,431	$41,235	$13,701	$19,050	$223,658	$1,157,289

Period gap	$(302,962)	$(14,522)	$87,407	$222,990	$130,420	$118,267	$241,600
Cumulative gap	(302,962)	(317,484)	(230,077)	(7,087)	123,333	241,600

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

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

•                                         Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.

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

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 16, 2002. At the meeting, stockholders voted to elect four nominees to the board of directors, to approve the adoption of the Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2002.  At the meeting, the stockholders elected Marvin Fagel, William Kane, Kenneth Lindgren and Jesse Marberry as directors to serve until their terms expire in 2005.  James E. Benson, D. Chet McKee, Gerald Palmer, James Carl Schmitz will continue as directors with their terms expiring in 2003.  Walter Alexander, Edward Bonifas, William Meyer and William B. Skoglund will also continue as directors with their terms expiring in 2004.  The stockholders also approved the stock incentive plan and ratified the selection of Ernst & Young LLP to serve as the company’s independent auditors.  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.                                       The election of directors for a three-year term expiring in 2005.

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

Item 5.                    Other Information

None.

Item 6.                    Exhibits and Reports on Form 8-K

Exhibit 99.1 Certificate of Chief Executive Officer

Exhibit 99.2 Certificate of Chief Financial Officer

Reports on Form 8-K

A report on Form 8-K was filed on May 22, 2002, under Item 5, which reported, in the form of a press release, that the Company’s board of directors had declared a four-for-three stock split of its common stock, affected in the form of a dividend.

A report on Form 8-K was filed on June 19,2002, under Item 5, which reported, in the form of a press release, that the Company’s board of directors had declared a cash dividend of 20 cents per share.

A report on Form 8-K was filed on July 12, 2002, under Item 5, which reported the Company’s second quarter financial information in the form of a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.
(Registrant)

/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer

/s/ J. Douglas Cheatham
J. Douglas Cheatham
Senior Vice President and Chief Financial Officer

Date:	August 9, 2002