Form 10-Q
period 2002-09-30
OLD SECOND BANCORP INC
filed 2002-11-15
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 1, 2002, the Registrant had outstanding 7,363,105 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$49,671	$40,666
Interest bearing balances with banks	59	81
Federal funds sold	46,575	—
Cash and cash equivalents	96,305	40,747
Securities available for sale	377,482	324,549
Loans held for sale	48,469	44,259
Loans	1,025,580	895,455
Allowance for loan losses	14,486	12,313
Net loans	1,011,094	883,142
Premises and equipment, net	28,714	24,362
Other real estate owned	61	—
Mortgage servicing rights, net	188	195
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	1,510	1,776
Accrued interest and other assets	14,776	12,188
Total assets	$1,580,729	$1,333,348

Liabilities
Deposits:
Demand	$182,069	$165,538
Savings	716,077	534,641
Time	477,352	390,637
Total deposits	1,375,498	1,090,816
Securities sold under repurchase agreements	48,862	32,065
Other short-term borrowings	11,765	31,614
Notes payable	—	33,393
Accrued interest and other liabilities	15,457	20,514
Total liabilities	1,451,582	1,208,402

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 8,158,854 in 2002 and 8,154,440 in 2001; outstanding 7,363,105 in 2002 and 7,626,125 in 2001	8,159	8,157
Additional paid-in capital	10,139	10,092
Retained earnings	123,877	112,970
Accumulated other comprehensive income	5,868	4,726
Treasury stock, at cost, 795,749 shares in 2002, 549,515 shares in 2001	(18,896)	(10,999)
Total stockholders’ equity	129,147	124,946
Total liabilities and stockholders’ equity	$1,580,729	$1,333,348

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$16,905	$15,995	$49,040	$47,368
Loans held for sale	458	306	1,016	1,091
Securities:
Taxable	3,515	3,868	10,512	11,750
Tax-exempt	642	646	1,974	2,010
Federal funds sold	256	427	502	1,433
Interest bearing deposits	1	—	1	2
Total interest income	21,777	21,242	63,045	63,654
Interest expense
Savings deposits	2,799	2,889	7,764	9,121
Time deposits	4,407	5,228	12,376	17,071
Repurchase agreements	184	284	487	875
Other short-term borrowings	37	84	249	227
Notes payable	2	147	13	629
Total interest expense	7,429	8,632	20,889	27,923
Net interest income	14,348	12,610	42,156	35,731
Provision for loan losses	710	755	2,315	2,025
Net interest income after provision for loan losses	13,638	11,855	39,841	33,706
Noninterest income
Trust income	1,255	1,271	3,867	3,787
Service charges on deposits	1,540	1,351	4,302	3,365
Secondary mortgage fees	348	221	865	694
Mortgage servicing income	21	24	47	60
Gain on sale of loans	2,587	1,897	5,728	5,381
Securities gains, net	2	9	82	331
Other income	1,035	718	2,833	2,110
Total noninterest income	6,788	5,491	17,724	15,728
Noninterest expense
Salaries and employee benefits	7,618	6,157	21,148	18,273
Occupancy expense, net	737	677	2,085	2,068
Furniture and equipment expense	1,095	1,033	3,189	3,062
Amortization of goodwill	—	106	—	327
Amortization of core deposit intangible assets	88	88	266	266
Other expense	2,870	2,184	8,023	6,269
Total noninterest expense	12,408	10,245	34,711	30,265
Income before income taxes	8,018	7,101	22,854	19,169
Provision for income taxes	2,792	2,542	7,856	6,669
Net income	$5,226	$4,559	$14,998	$12,500
Per share information:
Ending number of shares	7,363,105	7,626,125	7,363,105	7,626,125
Average number of shares	7,377,812	7,661,676	7,447,572	7,722,648
Diluted average number of shares	7,459,015	7,704,487	7,516,089	7,743,963
Basic earnings per share	$0.71	$0.60	$2.01	$1.62
Diluted earnings per share	$0.70	$0.59	$2.00	$1.61

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

(In thousands)

	(Unaudited) 2002	(Unaudited) 2001
Cash flows from operating activities
Net income	$14,998	$12,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,519	1,426
Amortization of mortgage servicing rights	6	5
Origination of mortgage servicing rights	(11)	(10)
Provision for loan losses	2,315	2,025
Net change in mortgage loans held for sale	(4,210)	(11,544)
Change in net income taxes payable	(1,494)	(4,468)
Change in accrued interest and other assets	(2,588)	2,560
Change in accrued interest and other liabilities	(4,650)	6,133
Premium amortization and discount accretion on securities	930	403
Gain on sale of securities	(82)	(331)
Amortization of goodwill	—	327
Amortization of core deposit intangible assets	266	266
Tax benefit from stock options exercised	8	27
Net cash provided by operating activities	7,007	9,319

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	131,680	126,424
Purchases of securities available for sale	(183,564)	(133,029)
Net principal disbursed on loans	(130,267)	(97,875)
Net change in other real estate	(61)	357
Property and equipment expenditures	(5,871)	(3,429)
Sale of mortgage servicing rights	12	—
Net cash used by investing activities	(188,071)	(107,552)

Cash flows from financing activities
Net change in deposits	284,682	130,363
Net change in fed funds and repurchase agreements	16,797	18,106
Net change in other short-term borrowings	(19,849)	11,087
Net change in notes payable	(33,393)	8,505
Proceeds from exercise of incentive stock options	40	234
Dividends paid	(3,758)	(3,172)
Purchase of treasury stock	(7,897)	(3,936)
Net cash provided by financing activities	236,622	161,187
Net change in cash and cash equivalents	55,558	62,954
Cash and cash equivalents at beginning of period	40,747	56,579
Cash and cash equivalents at end of period	$96,305	$119,533

Supplemental cash flow information
Income taxes paid	$8,583	$6,994
Interest paid	18,593	25,151

See accompanying notes to consolidated financial statements.

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

On May 21, 2002, the Board of Directors of Old Second Bancorp, Inc. declared a 4-for-3 stock split effected in the form of a stock dividend payable on June 24, 2002 to shareholders of record on June 14, 2002.  All historical share data and per share amounts have been restated to reflect this stock split.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  In accordance with the new rules on accounting for goodwill and other intangible assets, the Company is no longer amortizing goodwill.  The Company completed the initial impairment test for accounting for goodwill and other intangible assets in the second quarter of 2002 and has determined that no impairment existed as of January 1, 2002. The Company will perform a similar test each year in the fourth quarter starting in 2002.

	Gross Carrying Amount	Accumulated Amortization
September 30, 2002:
Amortizing intangible assets:
Core deposit	$3,501	$1,991
Non-amortizing intangible assets:
Goodwill	2,130
	$5,631

December 31, 2001:
Amortizing intangible assets:
Core deposit	$3,501	$1,725
Non-amortizing intangible assets:
Goodwill	2,130
	$5,631

Amortization  expense for the nine months ended September 30, 2002 was $ 266.  The estimated amortization expense for the next five years will be $355 per year.

As required by SFAS No. 142, the results of operations for the periods prior to adoption have not been restated.  The following is a reconciliation of net income and earnings per share, as reported, to net income and earnings per share, as adjusted, for the nine month period ended September 30, 2001, as if SFAS no. 142 had been adopted effective January 1, 2001:

Nine Months Ended September 30, 2001
Net income, as reported	$12,500
Adjusted for goodwill amortization, net of tax	213
Net income, as adjusted	$12,713

Basic earnings per share, as reported	$1.62
Basic earnings per share, as adjusted	$1.64

Diluted earnings per share, as reported	$1.61
Diluted earnings per share, as adjusted	$1.64

NOTE 2 – SECURITIES

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2002:
U.S. Treasuries	$1,501	$25	$—	$1,526
U.S. Government agencies	257,790	6,470	9	264,251
States and political subdivisions	61,062	2,925	7	63,980
Mortgage backed securities	44,365	435	92	44,708
Other securities	3,017	—	—	3,017
	$367,735	$9,855	$108	$377,482
December 31, 2001:
U.S. Treasuries	$2,505	$85	$—	$2,590
U.S. Government agencies	221,785	6,147	170	227,762
States and political subdivisions	64,215	1,725	133	65,807
Mortgage backed securities	25,273	421	225	25,469
Other securities	2,921	—	—	2,921
	$316,699	$8,378	$528	$324,549

NOTE 3 – LOANS

Major classifications of loans were as follows:

	September 30, 2002	December 31, 2001
Commercial and industrial	$193,181	$186,435
Real estate - commercial	407,688	310,297
Real estate - construction	117,047	112,206
Real estate - residential	243,604	215,639
Installment	65,402	71,780
	1,026,922	896,357
Unearned origination fees	(1,342)	(899)
Unearned discount	—	(3)

	$1,025,580	$895,455

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses as of  September 30, are summarized as follows:

	2002	2001
Balance, January 1	$12,313	$9,690
Provision for loan losses	2,315	2,025
Loans charged-off	(799)	(543)
Recoveries	657	254
Balance, end of period	$14,486	$11,426

NOTE 5 – NOTES PAYABLE

The Company has a $20 million line of credit available with a third party bank under which there was no outstanding balance as of September 30, 2002.   At December 31, 2001, the Company had a $40 million line of credit available with a third party bank under which $33.4 million was outstanding. The interest rate on the line is 1% over the previous month average (Federal Reserve targeted rate) federal funds rate.  This line is available for the purpose of funding loans held for sale at the Old Second Mortgage Company subsidiary and other corporate purposes.  Old Second Mortgage Company also does business as Maple Park Mortgage Company.

NOTE 6 – EARNINGS PER SHARE

Earnings per share were as follows (share data not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic earnings per share:
Weighted-average common shares outstanding	7,377,812	7,661,676	7,447,572	7,722,648
Net income	$5,226	$4,559	$14,998	$12,500
Basic earnings per share	$0.71	$0.60	$2.01	$1.62

Diluted earnings per share:
Weighted-average common shares outstanding	7,377,812	7,661,676	7,447,572	7,722,648
Dilutive effect of stock options	81,203	42,811	68,517	21,315
Diluted average common shares outstanding	7,459,015	7,704,487	7,516,089	7,743,963
Net income	$5,226	$4,559	$14,998	$12,500
Diluted earnings per share	$0.70	$0.59	$2.00	$1.61

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Unrealized holding gains on available for sale securities arising during the period	$1,705	$2,980	$1,897	$7,897
Related tax expense	678	1,186	755	3,143
Net unrealized gain	$1,027	$1,794	$1,142	$4,754
Net income	5,226	4,559	14,998	12,500
Other comprehensive income	$6,253	$6,353	$16,140	$17,254

OLD SECOND BANCORP, INC. AND SUBSIDIARIES

MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Old Second Bancorp is a financial services company with its main headquarters located in Aurora, Illinois.  It currently has twenty-one banking locations and four mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, and LaSalle counties in Illinois.

RESULTS OF OPERATIONS

Net income for the third quarter of 2002 was $5,226,000, or 70 cents diluted earnings per share, compared to $4,559,000, or 59 cents diluted earnings per share in the third quarter of 2001.  This was a 14.63% increase in earnings, or 18.64% on a per share basis.  Net income for the first nine months of 2002 was $14,998,000, or $2.00 diluted earnings per share compared to $12,500,000 or $1.61 diluted earnings per share in the nine months of 2001. This was a 19.98% increase in earnings, or a 23.22% increase on a per share basis.   The return on equity increased to 15.93% in the first nine months of 2002, from 14.06% for the same period of 2001.

The increase in net income for both the three-month and nine-month periods was primarily a result of an increase in net interest income.  Net interest income was $42.2 million and $35.7 million during the nine months ended September 30, 2002 and 2001, an increase of 17.98%.  The Company’s net interest margin was 4.35% for the nine months ended September 30, 2002 compared with 4.33% in the fourth quarter of 2001 and 4.27% for the nine months ended September 30, 2001.  The increase in the ratio was primarily the result of a lower cost of funds in the first nine months of 2002, when compared with the first nine months of 2001.  The cost of funds decreased from 3.43% for year to date September 30, 2001 to 2.21% for the same period in 2002, or a decrease of 122 basis points. The decline in the cost of funds began in the first quarter of 2001 and continued through September 2002.

The provision for loan losses amounted to $710,000 and $755,000 for the third quarters of 2002 and 2001, respectively and $2,315,000 and $2,025,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.  These provisions reflected a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.

Noninterest income was $6,788,000 during the third quarter of 2002 and $5,491,000 in the third quarter of 2001, an increase of $1,297,000, or 23.62%.  Noninterest income was $17,724,000 during the first nine months of 2002 and $15,728,000 in the first nine months of 2001, an increase of $1,996,000, or 12.69%.  An increase in loan originations resulted in an increase in a gain on sale of loans of $690,000, or 36.4%, for the third quarter of 2002 and a $347,000, or 6.45%, increase for year to date.  Other income increased $317,000, or 44.2% for the quarter and $723,000, or 34.3%, for the nine-month period due to increases in revenues generated from automatic teller machines of $104,000 for the quarter and $247,000 year to date and increases in insurance related fees of $115,000 and  $220,000 over the same periods, respectively.

Noninterest expense was $12,408,000 during the third quarter of 2002, an increase of $2,163,000 or 21.11%, from $10,245,000 in the third quarter of 2001. Noninterest expense was $34,711,000 during the first nine months of 2002, an increase of $4,446,000, or 14.69%, from $30,265,000 in the first nine months of 2001.  Salaries and benefits, which is the largest component of noninterest expenses, increased $2,875,000, or 15.7%, over the nine-month period and $1,461,000, or 23.7%, over the quarter.  Other expenses increased $1,754,000, or 28.0%, over the nine-month period and $686,000, or 31.4%, over the quarter.  The increase in salaries was largely related to balance sheet earnings growth.  The full-time equivalent number of employees was 512 as of September 30, 2002, compared to 473 one year earlier.  In addition to increased staffing and merit increases, commissions and incentives tied to earnings performance also increased. Employee benefit expenses increased as a result of higher employee healthcare insurance, retirement benefits and payroll taxes associated with the salary increases.  With respect to other expenses, as the Company expands and develops new markets, expenses due to staffing, marketing, advisory fees, and loan related fees increased respectively.

Goodwill amortization expense for the first nine months of 2001 was $327,000 and for the third quarter of 2001 was $106,000.  After adoption of the new rules on accounting for goodwill, there was no goodwill amortization expense for the first nine months of 2002.

The Company’s provision for Federal and State of Illinois income taxes was $7,856,000 and $6,669,000 during the first nine months of 2002 and 2001 respectively. The average effective income tax rate for 2002 and 2001 was 34.4% and 34.8% respectively.  The provision for Federal and State of Illinois income taxes was $2,792,000 and $2,542,000 for the third quarter of 2002 and 2001 respectively. The third quarter average effective income tax rate for 2002 and 2001 was 34.8% and 35.8% respectively.

FINANCIAL CONDITION

Assets

Total assets were $1.58 billion at September 30, 2002, an increase of $247.4 million or 18.6%, from $1.33 billion at December 31, 2001.

Loans

Total loans were $1.03 billion as of September 30, 2002, an increase of $130.1 million or 14.5% for the nine-month period, from $895.5 million as of December 31, 2001. The largest increases in loan classifications were in commercial real estate loans, which increased $97.4 million, or 31.4 % and residential real estate loans, which increased $28.0 million, or 13.0%. These changes reflected the continuing loan demand in the markets in which the Company operates.

Nonperforming loans of $10.5 million as of September 30, 2002, were up from $3.3 million as of December 31, 2001. Nonperforming loans include loans in nonaccrual status, renegotiated loans,

and loans past due ninety days or more and still accruing.  Nonaccrual loans increased from $2.6 million as of December 31, 2001 to $9.8 million as of September 30, 2002. The increase was primarily due to one loan of approximately $6.2 million.  The loan is collateralized by land valued in excess of the loan amount.  In addition, owners with substantial net worth and income have given personal guarantees to cover any potential shortfalls.  At this time, management anticipates that the loan will not result in a loss.  As a result of the increase in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans was 137.41% at September 30, 2002 as compared to 369.65% as of December 31, 2001.

The Company’s provision for loan losses during the first nine months of 2002 was increased to $2,315,000 from $2,025,000 during the first nine months of the previous year.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.41% as of September 30, 2002, compared to 1.38% as of December 31, 2001.  In management’s judgment, an adequate allowance for estimated losses has been established; however there can be no assurance that such loss will not exceed the estimated amounts in the future.

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

Securities

Securities totaled $377.5 million as of September 30, 2002, an increase of $53.0 million or 16.3% from $324.5 million as of December 31, 2001.  The net unrealized gains, net of deferred taxes, in the portfolio increased from  $4.7 million as of December 31, 2001 to $5.9 million as of September 30, 2002.

Deposits and Borrowings

Total deposits were $1.38 billion as of September 30, 2002, an increase of $284.7 million or 26.1% from $1.09 billion as of December 31, 2001. Savings deposits, which include money market accounts, increased $181.4 million or 33.9% during the first nine months from $534.6 million to $716.1 million and time deposits increased $86.7 million from $390.6 million to $477.4 million or 22.2% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $32.1 million as of December 31, 2001, to $48.9 million as of September 30, 2002. Other short-term borrowings decreased from $31.6 million to $11.8 million due to the decrease in federal funds purchased of $18.2 million. The Company also uses notes payable, primarily as a means of financing loans held for sale at the Old Second Mortgage Company subsidiary. In order to fund the significant growth in loans in 2001, notes payable increased to $33.4 million as of December 31, 2001.  The note was paid during the first quarter of 2002 and did not retain a balance as of September 30, 2002.   The company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and the banks were categorized as well capitalized as of September 30, 2002. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of September 30, 2002.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2002:
Total capital to risk weighted assets
Consolidated	$133,906	11.72%	$91,403	8.00%	$114,254	10.00%
Old Second National Bank	96,296	12.16	63,353	8.00	79,191	10.00
Tier 1 capital to risk weighted assets
Consolidated	119,620	10.47	45,700	4.00	68,550	6.00
Old Second National Bank	86,680	10.94	31,693	4.00	47,539	6.00
Tier 1 capital to average assets
Consolidated	119,620	7.91	60,491	4.00	75,613	5.00
Old Second National Bank	86,680	8.28	41,874	4.00	52,343	5.00

December 31, 2001:
Total capital to risk weighted assets
Consolidated	$128,432	13.32%	$77,136	8.00%	$96,420	10.00%
Old Second National Bank	86,430	13.19	52,422	8.00	65,527	10.00
Tier 1 capital to risk weighted assets
Consolidated	116,119	12.04	38,578	4.00	57,867	6.00
Old Second National Bank	78,352	11.95	26,227	4.00	39,340	6.00
Tier 1 capital to average assets
Consolidated	116,119	8.86	52,424	4.00	65,530	5.00
Old Second National Bank	78,352	8.77	35,736	4.00	44,670	5.00

On October 16, 2001, the Company announced that the board of directors had authorized the purchase of up to an additional 400,000 shares, bringing the total number of shares authorized for repurchase to 1,200,000.  The purchase of an additional 246,234 shares during 2002, together with 549,515 shares purchased through 2001, totaled 795,749 shares repurchased.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity and Market Risk

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

Net cash inflow from operating activities was $7.0 million in the first nine months of 2002 compared to $9.3 million in the first nine months of 2001. The decrease in inflows was directly related to the increase in loans held for sale by Old Second Mortgage Company.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $188.1 million in the nine months ended September 30, 2002, compared to $107.6 million a year earlier. In the first nine months of 2002, securities transactions aggregated a net outflow of $51.9 million, and net principal disbursed on loans accounted for net outflows of $130.3 million. In the first nine months of 2001, securities transactions aggregated a net outflow of $6.6 million, and net principal disbursed on loans accounted for net outflows of $97.9 million.  Cash outflows for property and equipment was $5.9 million in 2002 with the addition of two new branches and remodeling of a third.

Cash inflows from financing activities included an increase in deposits of $284.7 million and an increase in repurchase agreements of $16.8 million in the first nine months of 2002 offset by $33.4 million outflows for reduction of the note payable and $19.8 million for reduction of other short-term borrowings.  This compares with a net cash inflow of $161.2 million associated with an increase in deposits of $130.4 million, an increase of fed funds purchased and other short term borrowings of $29.2 million, and an increase to the notes payable of  $8.5 million in the first nine months of 2001.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$59	$—	$—	$—	$—	$—	$59
Average interest rate	1.61%	0.00%	0.00%	0.00%	0.00%	0.00%	1.61%

Federal funds sold	$46,575	$—	$—	$—	$—	$—	$46,575
Average interest rate	1.65%	0.00%	0.00%	0.00%	0.00%	0.00%	1.65%

Securities	$77,550	$46,457	$38,455	$21,496	$60,850	$132,674	$377,482
Average interest rate	4.27%	5.34%	4.47%	4.40%	4.22%	4.59%	4.53%

Fixed rate loans	$142,409	$82,893	$67,821	$177,707	$77,036	$55,157	$603,023
Average interest rate	5.82%	7.72%	7.72%	7.27%	7.19%	6.32%	6.53%

Adjustable rate loans	$149,263	$28,919	$23,661	$56,345	$24,148	$188,690	$471,026
Average interest rate	5.27%	3.93%	3.93%	4.29%	4.29%	5.54%	5.69%
Total	$415,856	$158,269	$129,937	$255,548	$162,034	$376,521	$1,498,165

Interest-bearing Liabilities
Interest-bearing deposits	$739,071	$121,992	$50,316	$20,984	$23,814	$237,252	$1,193,429
Average interest rate	2.31%	3.89%	4.12%	4.69%	4.19%	0.90%	2.36%

Short-term borrowing	$60,627	$—	$—	$—	$—	$—	$60,627
Average interest rate	1.57%	0.00%	0.00%	0.00%	0.00%	0.00%	1.57%

Notes payable	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total	$799,698	$121,992	$50,316	$20,984	$23,814	$237,252	$1,254,056

Period gap	$(383,842)	$36,277	$79,621	$234,564	$138,220	$139,269	$244,109
Cumulative gap	(383,842)	(347,565)	(267,944)	(33,380)	104,840	244,109

CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibits:

Exhibit 99.1 Certificate of Chief Executive Officer

Exhibit 99.2 Certificate of Chief Financial Officer

Reports on Form 8-K:

A report on Form 8-K was filed on July 12, 2002, under Item 5, which reported the Company’s second quarter financial information in the form of a press release.

A report on Form 8-K was filed on September 20, 2002, under Item 5, which reported that the Company had adopted a Rights Agreement dated as of September 17, 2002, and that the Board of Directors of the Company had declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.00 per share, of the Company.

A report on Form 8-K was filed on September 18, 2002, under Item 5, which reported, in the form of a press release, that the Company’s board of directors had declared a cash dividend of 20 cents per share.

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
President and Chief Executive Officer

/s/ J. Douglas Cheatham
J. Douglas Cheatham
Senior Vice President and Chief Financial Officer

Date: November 13, 2002

I, William B. Skoglund, Chief Executive Officer of the Company, certify that:

I have reviewed this quarterly report on Form 10-Q of Old Second Bancorp, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ William B. Skoglund

William B. Skoglund

President and Chief Executive Officer

I, J. Douglas Cheatham, Chief Financial Officer of the Company, certify that:

I have reviewed this quarterly report on Form 10-Q of Old Second Bancorp, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ J. Douglas Cheatham

J. Douglas Cheatham

Senior Vice President and Chief Financial Officer