Form 10-K
period 2002-12-31
OLD SECOND BANCORP INC
filed 2003-03-21
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-10537

OLD SECOND BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3143493
(State of Incorporation)	(IRS Employer Identification Number)

37 South River Street, Aurora, Illinois 60506
(Address of principal executive offices, including Zip Code)

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

YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $255 million*.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 7,412,504 at January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2002 Annual Report are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

*                                         Based on the last reported price of an actual transaction in registrant’s common stock on June 28,2002 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant’s common stock.

OLD SECOND BANCORP, INC.
Form 10-K

PART I

Item 1.  Business

General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “Act”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60506.

The Company conducts a full service community banking and trust business through its wholly-owned subsidiaries, The Old Second National Bank of Aurora (“Old Second Bank”), Yorkville National Bank, Old Second Bank - Kane County  (formerly Kane County Bank) and Old Second Financial, Inc., and through Old Second Mortgage Company, which is a wholly-owned subsidiary of Old Second Bank.  The banking subsidiaries are referred to herein as the “Banks.”  During 2000, the Company simplified its organizational structure by eliminating two bank charters.  The Burlington Bank was merged into Kane County Bank and Bank of Sugar Grove was merged into Old Second Bank.  On December 31, 2002, the Company transferred its ownership of Old Second Mortgage to Old Second Bank, where its operations will be conducted through a branch of that bank.  Also, Yorkville National Bank has filed applications with the banking regulatory agencies to convert from a national banking association to an Illinois state-chartered bank to be known as “Old Second Bank-Yorkville.”  It is expected that this conversion will be completed in mid-April, 2003.

The Company provides financial services through its twenty-two banking locations and four mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, Lake and LaSalle counties in Illinois.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage,” provides mortgage-banking services and Old Second Bank also engages in trust operations.

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

Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.   Old Second Mortgage originates residential mortgages and handles the secondary marketing of those mortgages.

Old Second Mortgage is a mortgage banking organization offering a wide range of products including conventional, government, jumbo and sub prime with operations centralized at its home office location in St. Charles, Illinois.  Old Second Mortgage has offices in Aurora, Sycamore, Wheaton and St. Charles, Illinois.  In 2000, Old Second Mortgage closed its correspondent division in order to focus on its retail business and improve profitability citing declining margins due to increased competition and increased expense, as its reason.  During this evaluation, the decision to also close its New Leaf division was made due to a higher than acceptable risk of sub prime lending in a volatile secondary market.  Although still active, all sub prime loans are closed by the purchasing lender (table funded).  During 2002, Old Second Mortgage became a wholly-owned subsidiary of Old Second Bank.  As of December 31, 2002, Old Second Mortgage employed 27 operations employees and 22 loan origination employees.

Market Area

Old Second Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88 (the East-West Tollway), Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 2000 census, these counties together represent a market of more than 1.9 million people. The city of Aurora has a current reported population of approximately 143,000 residents.

The banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, Maple Park, Kaneville, North Aurora, Naperville, St. Charles, Yorkville, Plano, Ottawa, Sandwich, Burlington, Elburn, Wasco, DeKalb and Sugar Grove communities and surrounding areas. Old Second Bank also offers complete trust and other fiduciary services to commercial customers and individuals. Non-FDIC insured mutual funds; a registered broker/dealer and member of NASD and SIPC provide stocks, bonds, securities, and annuities.

Currently, the primary lending area for Old Second Mortgage is the state of Illinois.

Lending Activities

General.  The Banks provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Banks actively market their services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Banks have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2002, residential mortgages made up approximately 25% of its loan portfolio, commercial real estate loans comprised approximately 39%, construction lending comprised 11%, general commercial loans comprised 20% and consumer lending comprised 5%. It is also the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Banks do not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (providing the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act.  The Banks strive to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Residential Real Estate Loans.   A majority of the residential mortgage loans that the Banks originate are in the form of 15 and 30 year fixed rate loans, which the Banks sell to outside investors.  The number of mortgages sold has increased in the past few years as a result of the interest rate reductions in 2001 and 2002.  Fixed and variable rate loans originated by Old Second Mortgage are sold; the mortgage company does not retain servicing rights.  The Banks also originate many variable rate residential mortgages.  The Banks retain the servicing of almost all variable rate residential mortgages that they originate.  Management believes that the retention of mortgage servicing provides the Company, on a consolidated basis, with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.  Moreover, the retention of such servicing rights allows the Banks to continue to have regular contact with mortgage customers and solidifies our involvement with the community.

Commercial Real Estate Loans. A large portion of the loan portfolio is comprised of commercial real estate loans.  The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties.  In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment.  The commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans. The Banks originate loans to finance the construction of residential and commercial properties located in the Company’s market area. The Banks use underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.  Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Banks disburse loan proceeds in increments as construction progresses and as inspections warrant.

Construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Construction development loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This involves more risk than other lending because as it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unseen event affecting the value of the project.   Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to the customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Banks have attempted to address these risks through their underwriting procedures, construction monitoring, and by limiting the amount of construction development lending.

Commercial Loans. As noted above, the Banks are active commercial lenders.  The areas of emphasis include: loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers.  The Banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Banks may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for 1 year and have floating rates.  Commercial term loans range from 1 to 7 years with the majority falling in the 3 to 5 year range with rates fixed for the duration of the loan.

Consumer Loans. The Banks also provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans and small personal credit lines.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to our other loans, but generally carry higher risks of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

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

Old Second Mortgage faces vigorous competition in its retail operations. Competition for its retail products is principally based on location, convenience, service, quality, reputation and price. Within its retail mortgage banking market, there are approximately four large banks, two national mortgage bankers, and a number of small or mid-sized brokerage operations.

Employees

At December 31, 2002, the Company employed 518 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the “Commissioner”), the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank Subsidiaries, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.

The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General.  Old Second - Kane County (the “State Bank”) is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  As an Illinois-chartered FDIC-insured bank, the State Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the State Bank, are not members of the Federal Reserve System.

Old Second National Bank of Aurora and Yorkville National Bank (the “National Banks”) are national banks chartered by the OCC under the National Bank Act. The deposit accounts of the National Banks are insured by the BIF, and the National Banks are members of the Federal Reserve System. The National Banks are subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over the National Banks.

Deposit Insurance.  As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations.  Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002 the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks and national banks are required to pay supervisory assessments to the Commissioner and the OCC, respectively, to fund the operations of those agencies.  The amount of the assessment paid by an Illinois bank to the Commissioner is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the Commissioner. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).   During the year ended December 31, 2002, the State Bank paid supervisory assessments to the Commissioner totaling $30,000 and the National Banks paid supervisory assessments to the OCC totaling $265,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses.  The federal bank regulatory agencies have established the following minimum capital standards for insured state and national banks, such as the Bank Subsidiaries:  (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, regulations of the FDIC and the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determine a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well capitalized.” Under the regulations of the FDIC and the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2002: (i) none of the Bank Subsidiaries was subject to a directive from the FDIC (in the case of the State Bank) or the OCC (in the case of the National Banks) to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations.

Liability of Commonly Controlled Institutions. Institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because the Company controls each of the Bank Subsidiaries, the Bank Subsidiaries are commonly controlled.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank Subsidiaries.  Under the Illinois Banking Act, the State Bank generally may not pay dividends in excess of their net profits. Under the National Bank Act, each of the National Banks may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent.  Without prior OCC approval, however, none of the National Banks may pay dividends in any calendar year that, in the aggregate, exceeds its respective year-to-date net income plus its respective retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002.  As of December 31, 2002, approximately $22.5 million was available to be paid as dividends by the Bank Subsidiaries.  Notwithstanding the availability of funds for dividends, however, the FDIC (in the case of the State Bank) and the OCC (in the case of the National Banks) may prohibit the payment of any dividends by the Bank Subsidiaries if the agency determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or it subsidiaries as collateral for loans made by the Bank Subsidiaries.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Branching Authority. Illinois banks, such as the State Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as the National Banks, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.  Illinois law permits interstate mergers subject to certain conditions, including a condition requiring an Illinois bank involved in an interstate merger to have been in existence and continuous operation for more than five years.

State Bank Investments and Activities.  The State Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the State Bank.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to substantially the same conditions that apply to national bank investments in financial subsidiaries. None of the Bank Subsidiaries has applied for or received approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million.  The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank Subsidiaries are in compliance with the foregoing requirements.

STATISTICAL DATA

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2002 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2002, 2001, and 2000

	2002			2001			2000
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest bearing deposits	$67	$1	1.49%	$80	$3	3.75%	$70	$14	20.00%
Federal funds sold	42,036	664	1.58	41,443	1,621	3.91	31,825	1,979	6.22
Securities:
Taxable	277,316	13,899	5.01	262,789	15,574	5.93	243,346	15,335	6.30
Non-taxable (tax equivalent)	58,873	3,980	6.76	55,628	4,135	7.43	55,491	4,336	7.81
Total securities	336,189	17,879	5.32	318,417	19,709	6.19	298,837	19,671	6.58
Loans and loans held for sale	1,001,224	68,566	6.85	820,929	65,103	7.93	670,397	57,117	8.52
Total interest earning assets	1,379,516	87,110	6.31	1,180,869	86,436	7.32	1,001,129	78,781	7.87
Cash and due from banks	41,603	—	—	35,291	—	—	33,489	—	—
Allowance for loan losses	(13,837)	—	—	(10,905)	—	—	(9,135)	—	—
Other noninterest-bearing assets	43,849	—	—	38,648	—	—	41,621	—	—
Total assets	$1,451,131			$1,243,903			$1,067,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing transaction accounts	$182,166	1,450	0.80	$154,274	1,775	1.15	$141,855	2,220	1.56
Savings accounts	460,603	8,661	1.88	339,715	9,787	2.88	271,897	10,196	3.75
Time deposits	441,315	16,946	3.84	415,260	21,563	5.19	380,425	21,794	5.73
Interest bearing deposits	1,084,084	27,057	2.50	909,249	33,125	3.64	794,177	34,210	4.31
Repurchase agreements	42,455	662	1.56	29,903	1,069	3.57	20,366	1,079	5.30
Federal funds purchased and other borrowed funds	14,172	277	1.95	6,846	302	4.41	3,406	305	8.95
Notes payable	348	13	3.74	16,710	794	4.75	3,770	222	5.89
Total interest bearing liabilities	1,141,059	28,009	2.45	962,708	35,290	3.67	821,719	35,816	4.36
Noninterest bearing deposits	170,589	—	—	148,179	—	—	129,076	—	—
Accrued interest and other liabilities	12,328	—	—	13,634	—	—	10,301	—	—
Stockholders’ equity	127,155	—	—	119,382	—	—	106,008	—	—
Total liabilities and stockholders’ equity	$1,451,131			$1,243,903			$1,067,104
Net interest income (tax equivalent)		$59,101	3.86		$51,146	3.65		$42,965	3.51
Net interest income (tax equivalent) to total earning assets			4.28%			4.33%			4.29%
Interest bearing liabilities to earnings assets	82.71%			81.53%			82.08%

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

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2002 Compared to 2001			2001 Compared to 2000
	Change Due to			Change Due to
	Average Balance	Average Rate	Total Change	Average Balance	Average Rate	Total Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$—	$(2)	$(2)	$2	$(13)	$(11)
Federal funds sold	23	(980)	(957)	498	(856)	(358)
Securities:
Taxable	826	(2,501)	(1,675)	1,183	(944)	239
Tax-exempt	232	(387)	(155)	11	(212)	(201)
Loans and loans held for sale	13,095	(9,632)	3,463	12,147	(4,161)	7,986
TOTAL EARNING ASSETS	14,176	(13,502)	674	13,841	(6,186)	7,655

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
Interest bearing transaction accounts	284	(609)	(325)	181	(626)	(445)
Savings accounts	2,871	(3,997)	(1,126)	2,238	(2,647)	(409)
Time deposits	1,285	(5,902)	(4,617)	1,904	(2,135)	(231)
Repurchase agreements	341	(748)	(407)	408	(418)	(10)
Federal funds purchased and other borrowed funds	205	(230)	(25)	204	(207)	(3)
Notes payable	(641)	(140)	(781)	623	(51)	572
INTEREST BEARING LIABILITIES	4,345	(11,626)	(7,281)	5,558	(6,084)	(526)
NET INTEREST INCOME	$9,831	$(1,876)	$7,955	$8,283	$(102)	$8,181

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2002		2001		2000
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$1,509	0.39%	$2,590	0.80%	$4,546	1.43%
U.S. Government agencies	282,435	72.57%	227,762	70.18%	214,156	67.20%
States and political subdivisions	59,672	15.33%	65,807	20.28%	75,539	23.71%
Mortgage-backed securities	42,476	10.91%	25,469	7.84%	21,703	6.81%
Other securities	3,124	0.80%	2,921	0.90%	2,719	0.85%
	$389,216	100.00%	$324,549	100.00%	$318,663	100.00%

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 2002. Yields are calculated on a tax equivalent basis using a 35% rate.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$1,509	3.97%	$—	0.00%	$—	0.00%	$—	0.00%	$1,509	3.97%
U.S. government agencies	42,780	3.92%	195,496	3.64%	34,160	2.43%	—	0.00%	272,436	3.53%
U.S. government agency mortgage backed securities	13	5.79%	17	5.33%	48	3.80%	9,921	3.80%	9,999	3.81%
States and political subdivisions	9,703	4.96%	14,679	4.13%	19,049	4.41%	16,241	4.69%	59,672	4.51%
Collateralized mortgage obligations	—	—	13	3.64%	11,689	2.43%	30,774	2.50%	42,476	2.48%
Other securities	—	—	—	—	—	—	3,124	6.00%	3,124	6.00%
Total	$54,005	4.11%	$210,205	3.67%	$64,946	3.01%	$60,060	3.49%	$389,216	3.59%

As of December 31, 2002, net unrealized gains of $8,930,000, offset by deferred income taxes of $3,554,000, resulted in an increase in equity capital of $5,376,000. As of December 31, 2001, net unrealized gain of $7,850,000, offset by deferred income taxes of $3,124,000, resulted in an increase in equity capital of $4,726,000.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2002	2001	2000	1999	1998
Commercial and industrial	$208,535	$186,435	$165,049	$145,270	$136,514
Real estate - commercial	411,122	310,297	214,837	175,010	165,459
Real estate - construction	120,899	112,206	84,096	58,833	46,361
Real estate - residential	262,304	214,740	190,603	159,743	144,434
Installment	59,007	71,780	75,169	65,491	57,471
Gross loans	1,061,867	895,458	729,754	604,347	550,239
Unearned discount	—	(3)	(22)	(78)	(227)
Total loans	1,061,867	895,455	729,732	604,269	550,012
Allowance for loan losses	(15,769)	(12,313)	(9,690)	(8,444)	(7,823)
Loans, net	$1,046,098	$883,142	$720,042	$595,825	$542,189

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2002:

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$209,924	$294,291	$144,121	$45,784	$23,337	$717,457
Real estate	18,006	45,544	4,063	10,082	132,610	210,305
Installment	9,934	52,279	25,067	2,743	44,082	134,105
Total	$237,864	$392,114	$173,251	$58,609	$200,029	$1,061,867

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2002	2001	2000	1999	1998
Nonaccrual loans	$4,803	$2,560	$1,582	$1,298	$768
Loans past due 90 days or more and still accruing interest	641	771	532	742	1,417
Restructured loans	—	—	—	—	13
Total nonperforming loans	5,444	3,331	2,114	2,040	2,198
Other real estate	131	—	357	79	—
Total nonperforming assets	$5,575	$3,331	$2,471	$2,119	$2,198

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $6,000, $137,000, and $79,000 was recorded during 2002, 2001, and 2000, respectively, on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2002, 2001, and 2000, had these loans been on an accrual basis throughout the year, was approximately $287,000, $203,000, and $88,000, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2002	2001	2000	1999	1998
Average total loans (exclusive of loans held for sale)	$969,982	$794,147	$662,566	$573,157	$541,077

Allowance at beginning of year	$12,313	$9,690	$8,444	$7,823	$6,923
Charge-offs:
Commercial and industrial	752	1,063	402	366	286
Real estate	25	145	37	48	10
Installment and other loans	383	294	263	238	256
Total charge-offs	1,160	1,502	702	652	552
Recoveries:
Commercial and industrial	462	142	369	246	132
Real estate	128	4	8	20	45
Installment and other loans	221	139	191	77	62
Total recoveries	811	285	568	343	239
Net charge-offs	349	1,217	134	309	313
Provision for loan losses	3,805	3,840	1,380	930	1,213
Allowance at end of period	$15,769	$12,313	$9,690	$8,444	$7,823

Net charge-offs to average loans	0.04%	0.15%	0.02%	0.05%	0.06%
Allowance at year end to average loans	1.63%	1.55%	1.46%	1.47%	1.45%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2002		2001		2000		1999		1998
	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans

Commercial and industrial	$6,016	19.5%	$5,574	20.8%	$5,230	22.6%	$5,040	24.0%	$4,675	24.8%
Real estate - commercial	4,500	38.8%	3,233	34.6%	1,102	29.5%	712	29.0	663	30.1
Real estate - construction	1,166	11.5%	827	12.5%	480	11.5%	230	9.7	210	8.4
Real estate - residential	500	24.7%	654	24.1%	962	26.1%	658	26.4	587	26.2
Installment and other loans	945	5.5%	799	8.0%	1,760	10.3%	1,665	10.8	1,545	10.4
Unallocated	2,642	—	1,226	—	156	—	139	—	143	—
Total	$15,769	100.0%	$12,313	100.0%	$9,690	100.0%	$8,444	100.0%	$7,823	100.0%

TIME DEPOSITS OF $100,000 OR MORE

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2002:

3 months or less	$26,270
Over 3 months through 6 months	38,406
Over 6 months through 12 months	55,155
Over 12 months	46,171
$166,002

SHORT-TERM BORROWINGS

The following table reflects categories of short-term borrowings having average balances during the year greater than 30% of stockholders’ equity of the Company at the end of the year. During each year reported, securities sold under repurchase agreements are the only category meeting these criteria. Information presented is as of or for the year ended December 31, for the years indicated:

	2002	2001	2000
Balance at end of year	$68,644	$63,679	$23,732
Weighted average interest rate	0.95%	1.32%	9.34%
Maximum month-end amount outstanding during the year	$87,280	$63,679	$36,265
Average amount outstanding during the year	$56,626	$37,185	$23,772
Weighted average interest rate during the year	1.48%	3.27%	6.54%

SELECTED RATIOS

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

	2002	2001	2000
Return on average total assets	1.39%	1.38%	1.26%
Return on average equity	15.84%	14.43%	12.71%
Average equity to average assets	8.76%	9.60%	9.93%
Dividend payout ratio	27.66%	25.25%	26.20%

Item 2.  Properties

The Company’s corporate headquarters and the main office of Old Second Bank is located at 37 South River Street, Aurora, Illinois. Old Second Bank has full-service branches located in Illinois at: 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; Cross Street at Illinois and Route 47, Sugar Grove; 815 E Ogden Avenue, Naperville; 23 South Fourth Street, Geneva; 801 South Kirk Road, Geneva; and 1230 North Orchard Road, Aurora.  Old Second Bank has trust offices at 37 South River Street in Aurora.

Yorkville National Bank is located at 102 East Van Emmon Street, Yorkville, with branches at 408 East Countryside Parkway in Yorkville, 6800 West Route 34 in Plano, 323 East Norris Drive in Ottawa and 410 East Church Street in Sandwich. Old Second Bank - Kane County is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco, at 194 South Main Street in Burlington, 1100 South County Line Road, Maple Park, and 2 S 101 Harter Road, Kaneville.

With the exception of Yorkville’s main banking facility, all Banks have onsite 24 hour Automatic Teller Machines (“ATMs”). Old Second Bank also has eight offsite ATMs, Yorkville has two offsite ATMs, and Kane has one offsite ATM.  Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

The Company or its subsidiaries own the land and buildings for all of the locations listed above, except as indicated.

Old Second Mortgage operates a retail division from leased offices in St. Charles, Sycamore, Wheaton, and Aurora, Illinois. The main office is located at 1450 West Main Street in St. Charles.

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

There were no items submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company incorporates by reference the information contained on page 33 of the 2002 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of January 31, 2003 there were approximately 1,200 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 28 and 29 of the 2002 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note Q: Capital”

Item 6.  Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2002 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp Inc. and Subsidiaries Financial Highlights.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 5 - 12 of the 2002 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 10 of the 2002 Annual Report (attached hereto as Exhibit 13) under the caption “Interest Rate Risk.”

Item 8.  Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2002 Annual Report (attached hereto as Exhibit 13):

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders on pages 3 through 6 under the caption “Election of Directors”.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year Became Executive Officer of the Registrant	Positions with Registrant

James Benson Age 72 1971	Chairman of the Board

William B. Skoglund Age 52 1992	President and CEO of the Company President and CEO of Old Second Bank

J. Douglas Cheatham Age 46 1999	Senior Vice-President and Chief Financial Officer of the Company since May 1999. Previously, Mr. Cheatham was Vice-President and Chief Executive Officer of Merchants Bancorp, Inc.

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2002.

Item 11.  Executive Compensation

The Company incorporates by reference the information contained on pages 3 - 5 of the Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Election of Directors,” and on pages 7 - 11 under the caption “Executive Compensation.” The sections in the Proxy Statement marked “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained on pages 6 - 7 of the Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “ Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2002 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options.	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	264,401	$22.978	323,333

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	264,401	$22.978	323,333

Item 13.  Certain Relationships and Related Transactions

The Company incorporates by reference the information contained on pages 13 - 14 of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.  Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2002 Annual Report (attached hereto as Exhibit 13).

(a)(2)  Financial Statement Schedules

All financial statement schedules as required by Item 8 and Item 14 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601 Table II. No.

(3)(a)	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982.)

(3)(b)	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982.)

(10)(a)	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to of the Company’s 10 - K filed on March 27, 2000).

(10) (b)	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).

(13)	The Company’s 2002 Annual Report to Stockholders

(22)	A list of all subsidiaries of the Company

(23)	Consent of Ernst & Young LLP

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer (principal executive officer)

	BY:	/s/ J. Doug Cheatham
J. Doug Cheatham
Senior Vice-President and Chief Financial Officer (principal financial officer)

DATE: March 18, 2003

I, William B. Skoglund, Chief Executive Officer of the Company, certify that:

I have reviewed this annual report on Form 10-K of Old Second Bancorp, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

/s/ William B. Skoglund

William B. Skoglund

President and Chief Executive Officer

I, J. Douglas Cheatham, Chief Financial Officer of the Company, certify that:

I have reviewed this annual report on Form 10-K of Old Second Bancorp, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

/s/ J. Douglas Cheatham

J. Douglas Cheatham

Senior Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Benson	Chairman of the Board, Director	March 18, 2003
James E. Benson

/s/ William B. Skoglund	President and Chief Executive Officer, Director	March 18, 2003
William B. Skoglund

/s/ Walter Alexander	Director	March 18, 2003
Walter Alexander

/s/ Marvin Fagel	Director	March 18, 2003
Marvin Fagel

/s/ William Kane	Director	March 18, 2003
William Kane

/s/ Kenneth Lindgren	Director	March 18, 2003
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 18, 2003
Jesse Maberry

/s/ William Meyer	Director	March 18, 2003
William Meyer

/s/ Edward Bonifas	Director	March 18, 2003
Edward Bonifas

/s/ D. Chet McKee	Director	March 18, 2003
D. Chet McKee

/s/ Gerald Palmer	Director	March 18, 2003
Gerald Palmer

	Director	March 18, 2003
James Carl Schmitz

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.
(3)(a)	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982.)	—

(3)(b)	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982.)	—

(10)(a)	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to of the Company’s 10 - K filed on March 27, 2000.)	—

(10)(b)	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000.)	—

(13)	The Company’s 2002 Annual Report to Stockholders	27-61

(22)	A list of all subsidiaries of the Company	62

(23)	Consent of Ernst & Young LLP	63

99.1	Certification of Chief Executive Officer	64

99.2	Certification of Chief Financial Officer	65