Form 10-Q
period 2003-03-31
OLD SECOND BANCORP INC
filed 2003-05-15
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2003, the Registrant had outstanding 7,420,505 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$52,661	$49,656
Interest bearing balances with banks	59	58
Federal funds sold	—	23,350
Cash and cash equivalents	52,720	73,064
Securities available for sale	386,176	389,216
Loans held for sale	33,212	48,658
Loans	1,115,800	1,061,867
Allowance for loan losses	16,255	15,769
Net loans	1,099,545	1,046,098
Premises and equipment, net	30,556	29,743
Other real estate owned	62	131
Mortgage servicing rights, net	170	192
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	1,332	1,421
Accrued interest and other assets	17,718	17,434
Total assets	$1,623,621	$1,608,087

Liabilities
Deposits:
Demand	$178,070	$196,873
Savings	686,076	667,877
Time	531,951	525,911
Total deposits	1,396,097	1,390,661
Securities sold under repurchase agreements	53,762	60,774
Other short-term borrowings	18,192	7,870
Accrued interest and other liabilities	18,484	15,706
Total liabilities	1,486,535	1,475,011

Stockholders' Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 8,221,254 in 2003 and 8,188,853 in 2002; outstanding 7,420,505 in 2003 and 7,393,104 in 2002	8,221	8,189
Additional paid-in capital	11,678	10,860
Retained earnings	131,270	127,547
Accumulated other comprehensive income	5,002	5,376
Treasury stock, at cost, 800,749 shares in 2003, 795,749 shares in 2002	(19,085)	(18,896)
Total stockholders' equity	137,086	133,076
Total liabilities and stockholders' equity	$1,623,621	$1,608,087

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited) Three months ended March 31,
	2003	2002
Interest income
Loans, including fees	$16,930	$15,722
Loans held for sale	506	340
Securities:
Taxable	2,976	3,564
Tax-exempt	587	659
Federal funds sold	60	73
Interest bearing deposits	—	—
Total interest income	21,059	20,358
Interest expense
Savings deposits	1,787	2,357
Time deposits	4,460	3,907
Repurchase agreements	165	138
Other short-term borrowings	23	176
Notes payable	—	10
Total interest expense	6,435	6,588
Net interest income	14,624	13,770
Provision for loan losses	855	830
Net interest income after provision for loan losses	13,769	12,940
Noninterest income
Trust income	1,262	1,324
Service charges on deposits	1,618	1,262
Secondary mortgage fees	452	247
Gain on sale of loans	3,118	1,743
Securities gains, net	34	3
Other income	926	1,004
Total noninterest income	7,410	5,583
Noninterest expense
Salaries and employee benefits	8,535	6,684
Occupancy expense, net	849	676
Furniture and equipment expense	1,063	971
Amortization of core deposit intangible assets	89	89
Other expense	2,620	2,536
Total noninterest expense	13,156	10,956
Income before income taxes	8,023	7,567
Provision for income taxes	2,816	2,588
Net income	$5,207	$4,979
Per share information:
Ending number of shares	7,420,505	7,459,992
Average number of shares	7,414,354	7,526,396
Diluted average number of shares	7,471,445	7,583,011
Basic earnings per share	$0.70	$0.66
Diluted earnings per share	$0.70	$0.66

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(In thousands)

	(Unaudited) 2003	(Unaudited) 2002
Cash flows from operating activities
Net income	$5,207	$4,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	667	457
Amortization and impairment of mortgage servicing rights,net	28	3
Provision for loan losses	855	830
Net change in mortgage loans held for sale	15,446	30,382
Change in net income taxes payable	2,829	3,632
Change in accrued interest and other assets	(290)	1,578
Change in accrued interest and other liabilities	192	(12,987)
Premium amortization and discount accretion on securities	1,184	178
Securities gains, net	(34)	(3)
Amortization of core deposit intangible assets	89	89
Tax benefit from stock options exercised	235	8
Net cash provided by operating activities	26,408	29,146

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	72,164	27,192
Purchases of securities available for sale	(70,896)	(9,662)
Net change in loans	(54,302)	(21,094)
Sales of other real estate	69	—
Property and equipment expenditures	(1,480)	(997)
Net cash used by investing activities	(54,445)	(4,561)

Cash flows from financing activities
Net change in deposits	5,436	56,875
Net change in fed funds and repurchase agreements	7,513	5,416
Net change in other short-term borrowings	(4,203)	(25,711)
Net change in notes payable	—	(33,393)
Proceeds from exercise of incentive stock options	615	40
Dividends paid	(1,479)	(1,141)
Purchase of treasury stock	(189)	(4,453)
Net cash provided (used) by financing activities	7,693	(2,367)
Net change in cash and cash equivalents	(20,344)	22,218
Cash and cash equivalents at beginning of period	73,064	40,747
Cash and cash equivalents at end of period	$52,720	$62,965

Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	4,104	4,277

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2002 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

On May 21, 2002, the Board of Directors of the Company declared a 4-for-3 stock split effected in the form of a stock dividend payable on June 24, 2002 to shareholders of record on June 14, 2002.  All historical share data and per share amounts have been restated to reflect this stock split.

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

	Cost	Accumulated Amortization	Net Book Value
March 31, 2003:
Amortizing intangible assets:
Core deposit	$3,505	$2,173	$1,332
Non-amortizing intangible assets:
Goodwill	6,561	4,431	2,130
	$10,066	$6,604	$3,462

December 31, 2002:
Amortizing intangible assets:
Core deposit	$3,505	$2,084	$1,421
Non-amortizing intangible assets:
Goodwill	6,561	4,431	2,130
	$10,066	$6,515	$3,551

Amortization  expense for the three months ended March 31, 2003 was $89,000.  The estimated amortization expense for the next five years will be $355,000 per year.

Note 2 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31,2003:
U.S. Treasuries	$2,008	$8	$—	$2,016
U.S. Government agencies	272,699	5,913	12	278,600
States and political subdivisions	72,124	2,322	61	74,385
Mortgage backed securities	27,842	271	133	27,980
Other securities	3,195	—	—	3,195
	$377,868	$8,514	$206	$386,176
December 31, 2002:
U.S. Treasuries	$1,501	$8	$—	$1,509
U.S. Government agencies	276,069	6,380	14	282,435
States and political subdivisions	57,412	2,307	47	59,672
Mortgage backed securities	42,180	416	120	42,476
Other securities	3,124	—	—	3,124
	$380,286	$9,111	$181	$389,216

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2003	December 31, 2002
Commercial and industrial	$212,620	$208,681
Real estate - commercial	435,892	412,482
Real estate - construction	133,672	120,899
Real estate - residential	283,357	262,304
Installment	52,298	59,007
	1,117,839	1,063,373
Unearned origination fees	(2,039)	(1,506)
Unearned discount	—	—
	$1,115,800	$1,061,867

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of  March 31, are summarized as follows:

	2003	2002
Balance, January 1	$15,769	$12,313
Provision for loan losses	855	830
Loans charged-off	(572)	(394)
Recoveries	203	247
Balance, end of period	$16,255	$12,996

Note 5 – Notes Payable

As of March 31, 2003 Company had a $20 million line of credit available with a loan issued by Marshall & Isley under which there was no outstanding balance as of March 31, 2003 and December 31, 2002.  The note bears interest at the rate of 1% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate.  In May 2003, this line of credit was extended to $30 million and a Revolving Business Note dated May 5, 2003 secures the note and is guaranteed by the Company.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 6 – Earnings Per Share

Earnings per share were as follows (share data not in thousands):

	Three Months Ended March 31,
	2003	2002
Basic earnings per share:
Weighted-average common shares outstanding	7,414,354	7,526,396
Net income	$5,207	$4,979
Basic earnings per share	$0.70	$0.66

Diluted earnings per share:
Weighted-average common shares outstanding	7,414,354	7,526,396
Dilutive effect of stock options	57,091	56,615
Diluted average common shares outstanding	7,471,445	7,583,011
Net income	$5,207	$4,979
Diluted earnings per share	$0.70	$0.66

Note 7 – Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended March 31,
	2003	2002
Changes in unrealized holding gains/ (losses) on available for sale securities arising during the period	$(622)	$(2,641)
Related tax (expense)/ benefit	248	1,051
Net unrealized losses	$(374)	$(1,590)
Net income	5,207	4,979
Other comprehensive income	$4,833	$3,389

Item 2.   Managements’ Discussion and Analysis of Financial Condition and Results for Operations

Overview

Old Second Bancorp is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, Lake and LaSalle counties in Illinois.  The Company provides financial services through its three subsidiary banks at its twenty-two banking locations.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its four offices.  Insurance products are provided by Old Second Financial, Inc.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

Net income for the first quarter of 2003 was $5.21 million, or 70 cents diluted earnings per share, compared to $4.98 million, or 66 cents diluted earnings per share in the first quarter of 2002.  This was a 4.58% increase in earnings, or 6.06% on a per share basis.  The return on equity decreased to 15.57% in the first three months of 2003, from 16.20% for the same period of 2002.

Net Interest Income

The increase in net income for the three-month period was primarily the result of an increase in net interest income.  Net interest income was $14.6 million and $13.8 million during the three months ended March 31, 2003 and 2002, an increase of 6.20%.  Given the Company’s mix of interest bearing liabilities and interest earning assets, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment.  This was reflected in the decline in the net interest margin from 4.58% for the first quarter of 2002 to 4.11% for the fourth quarter of 2002 and to 3.99% in the first quarter of 2003.  Net interest margin was 4.28% for the entire year of 2002.

Provision for Loan Losses and the Application of Critical Accounting Policies

The provision for loan losses amounted to $855,000 and $830,000 for the first quarters of 2003 and 2002, respectively.  Provisions for loan losses are made to provide for probable and estimable losses on loans inherent in the portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs were $572,000 and $394,000 in the first quarters of 2003 and 2002, respectively.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements for the year ended December 31, 2002. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company’s financial position and results of operations, and therefore, is its only critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. The methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Losses for Loans in the Company’s Form 10-K for the year ended December 31, 2002.

Noninterest Income

Noninterest income was $7.4 million during the first quarter of 2003 and $5.6 million in the first quarter of 2002, an increase of $1.8 million, or 32.72%.  An increase in loan originations in the first quarter of 2003 resulted in an increase in the gain on sale of loans of $1.4 million, or 78.89% and an increase in secondary mortgage fees of $205,000 or 83.00%.  An unprecedented volume of mortgage originations continued during the first quarter of 2003.  While mortgage rates remain near historically low levels, the Company does not anticipate that the level of income from residential mortgage activity will continue throughout the year.  Service charges on deposits increased $356,000, or 28.21% for the three-month period.  This increase was due primarily to the one time recognition of income in the amount of $192,000 of charges previously set aside pursuant to our check bounce protection program. Trust income declined by $62,000 to $1.3 million for the first quarter of 2003.

Noninterest Expense

Noninterest expense was $13.2 million during the first three months of 2003, an increase of $2.2 million, or 20.08%, from $11.0 million in the first three months of 2002.  Salaries and benefits, which is the largest component of noninterest expense, increased $1.9 million, or 27.69%, over the same quarter of 2002.  The full-time equivalent number of employees was 522 as of March 31, 2003, compared to 473 one year earlier.  In addition to increased staffing and merit increases, commissions and incentives tied to earnings performance also increased.  Employee benefit expenses increased as well, primarily as a result of higher employee healthcare insurance, retirement benefits and payroll taxes associated with the salary increases.  Net occupancy expenses increased $173,000, or 25.59% and furniture and equipment expenses increased $92,000 or 9.47% over the first quarter of the prior year.  As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.

A primary cause of the increase in noninterest expense was an increase in expenses of Old Second Mortgage. Mortgage business continued to increase as a result of decreased interest rates and expanded utilization of the Company’s branch network. Salaries and benefits, which account for a major portion of noninterest expense, increased $621,000 at Old Second Mortgage compared to the first quarter of 2002 as a result of the expanded business.

Other expense, which consists primarily of postage, processing fees, professional fees and marketing, increased from $2.5 million in the first quarter of 2002 to $2.6 million in the first quarter of 2003 due to the increased loan activity at Old Second Mortgage.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $2.8 million and $2.6 million for the first quarter of 2003 and 2002 respectively. The first quarter average effective income tax rate for 2003 and 2002 was 35.1% and 34.2% respectively.

Financial Condition

Assets

Total assets were $1.62 billion at March 31, 2003, an increase of $15.5 million from $1.61 billion at December 31, 2002.

Loans

Total loans were $1.12 billion as of March 31, 2003, an increase of $53.9 million or 5.08% for the three-month period, from $1.06 billion as of December 31, 2002. The largest increases in loan classifications were in residential real estate loans, which increased $21.1 million, or 8.03%. These changes reflected the continuing loan demand in the markets in which the Company operates.  The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 74.8% of the portfolio as of December 31, 2002 and 76.4% of the portfolio as of March 31, 2003.

Nonperforming loans of $4.7 million as of March 31, 2003, were down from $5.4 million as of December 31, 2002. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $4.8 million as of December 31, 2002 to $4.5 million as of March 31, 2003.  The allowance for loan losses as a percentage of nonperforming loans was 348.97% at March 31,2003 as compared to 289.66% as of December 31, 2002.  Asset quality has remained strong, although net charge-offs increased from $394,000 in the first quarter of 2002 to $572,000 in the first quarter of 2003.

The Company’s provision for loan losses during the first three months of 2003 was increased to $855,000 from $830,000 during the first three months of the previous year.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.46% as of March 31, 2003, compared to 1.49% as of December 31, 2002.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such loss will not exceed the estimated amounts in the future.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003.  A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices.  These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Securities

Securities totaled $386.2 million as of March 31, 2003, a decrease of $3.0 million from $389.2 million as of December 31, 2002.  The net unrealized gains, net of deferred taxes, in the portfolio decreased from  $5.4 million as of December 31, 2002 to $5.0 million as of March 31, 2003.

Deposits and Borrowings

Total deposits were $1.40 billion as of March 31, 2003, an increase of $5.4 million from $1.39 billion as of December 31, 2002.  Demand deposits decreased $18.8 million during the first three months from $196.9 million to $178.1 million or 9.55%.  At the same time, savings deposits, which include money market accounts, increased $18.2 million or 2.7% from $667.9 million to $686.1 million.  Time deposits increased $6.1 million from $525.9 million to $532.0 million or 1.15% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $60.8 million as of December 31, 2002, to $53.8 million as of March 31, 2003. Other short-term borrowings increased from $7.9 million to $18.2 million due to the increase in federal funds purchased of $14.5 million.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of March 31, 2003. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of March 31, 2003.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2003
Total capital to risk weighted assets
Consolidated	$143,716	11.90%	$96,616	8.00%	$120,770	10.00%
Old Second National Bank	101,527	12.26	66,249	8.00	82,812	10.00
Tier 1 capital to risk weighted assets
Consolidated	128,605	10.65	48,302	4.00	72,454	6.00
Old Second National Bank	91,183	11.01	33,127	4.00	49,691	6.00
Tier 1 capital to average assets
Consolidated	128,605	8.06	63,824	4.00	79,780	5.00
Old Second National Bank	91,183	8.06	45,252	4.00	56,565	5.00

December 31, 2002:
Total capital to risk weighted assets
Consolidated	$138,563	11.85%	$93,545	8.00%	$116,931	10.00%
Old Second National Bank	98,633	12.24	64,466	8.00	80,583	10.00
Tier 1 capital to risk weighted assets
Consolidated	123,938	10.60	46,769	4.00	70,154	6.00
Old Second National Bank	88,553	10.99	32,230	4.00	48,346	6.00
Tier 1 capital to average assets
Consolidated	123,938	7.79	63,640	4.00	79,549	5.00
Old Second National Bank	88,553	7.91	44,780	4.00	55,975	5.00

During the first quarter of 2001, the Company’s board of directors authorized the repurchase of up to 1,200,000 shares of common stock on the open market or through privately negotiated transactions.  The purchase of 5,000 shares during the first quarter of 2003, together with 795,749 shares purchased in 2001 and 2002, brought the total to 800,749 shares repurchased as of March 31, 2003.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash inflow from operating activities was $26.4 million in the first three months of 2003 compared to $29.1 million in the first three months of 2002. The decrease in inflows was directly related to the decrease in loans held for sale by Old Second Mortgage Company.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $54.4 million in the three months ended March 31, 2003, compared to $4.6 million a year earlier. In the first three months of 2003, securities transactions aggregated a net inflow of $1.3 million, and net principal disbursed on loans accounted for net outflows of $54.3 million. In the first three months of 2002, securities transactions aggregated a net inflow of $17.5 million, and net principal disbursed on loans accounted for net outflows of $21.1 million.  Cash outflows for property and equipment was $1.5 million in 2003 compared to $1.0 million for the same three months of 2002.

Cash inflows from financing activities included an increase in deposits of $5.4 million and an increase in fed funds purchased and repurchase agreements of $7.5 million in the first three months of 2003 offset by $4.2 million for reduction of other short-term borrowings.  This compares with a net cash outflow of $2.4 million associated with an increase in deposits of $56.9 million, an increase of fed funds purchased and other repurchase agreements of $5.4 million, offset by a reduction to other short term borrowings of $25.7 million, and a payoff of the notes payable of  $33.4 million in the first three months of 2002.

Interest Rate Risk

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

3/31/2003	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$59	$—	$—	$—	$—	$—	$59
Average interest rate	1.20%	0.00%	0.00%	0.00%	0.00%	0.00%	1.20%

Federal funds sold	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Securities	$58,162	$59,722	$63,946	$54,563	$39,255	$110,528	$386,176
Average interest rate	4.35%	3.77%	3.06%	3.46%	3.81%	4.10%	3.80%

Fixed rate loans	$110,513	$65,082	$53,249	$189,522	$82,362	$62,990	$563,718
Average interest rate	5.96%	7.50%	7.50%	6.97%	6.87%	6.51%	6.82%

Adjustable rate loans	$175,909	$43,834	$35,864	$71,363	$30,584	$227,740	$585,294
Average interest rate	4.98%	4.82%	4.82%	4.91%	4.91%	5.63%	5.20%
Total	$344,643	$168,638	$153,059	$315,448	$152,201	$401,258	$1,535,247

Interest-bearing Liabilities
Interest-bearing deposits	$800,261	$76,521	$49,934	$22,587	$28,544	$240,180	$1,218,027
Average interest rate	2.01%	3.64%	3.86%	4.75%	4.01%	0.66%	2.02%

Short-term borrowing	$71,954	$—	$—	$—	$—	$—	$71,954
Average interest rate	1.21%	0.00%	0.00%	0.00%	0.00%	0.00%	1.21%

Notes payable	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total	$872,215	$76,521	$49,934	$22,587	$28,544	$240,180	$1,289,981

Period gap	$(527,572)	$92,117	$103,125	$292,861	$123,657	$161,078	$245,266
Cumulative gap	(527,572)	(435,455)	(332,330)	(39,469)	84,188	245,266

Item 4.   Controls and Procedures

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

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•                                         The economic impact of past and future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results is included in the Company’s Form 10-K for the year ended December 31, 2002 and in its other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

The Company and its subsidiaries have, from time to time, collection suits in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 15, 2003.  At the meeting, stockholders voted to elect three nominees to the board of directors and to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for 2003.  At the meeting, the stockholders elected D. Chet McKee, Gerald Palmer, and James Carl Schmitz as directors to serve until their terms expire in 2006.  Walter Alexander, Edward Bonifas, William Meyer and William B. Skoglund will continue as directors with their terms expiring in 2004.  Marvin Fagel, William Kane, Kenneth Lindgren, and Jesse Marberry will also continue as directors with their terms expiring in 2005.  The stockholders also ratified the selection of Ernst & Young LLP to serve as the Company’s independent auditors.  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.                    The election of directors for a three-year term expiring in 2006.

NOMINEE	FOR	WITHHOLD
D. Chet McKee	6,491,242	56,720
Gerald Palmer	6,491,368	56,594
James Carl Schmitz	6,495,699	52,263

2.                    The ratification of Ernst & Young LLP, as the auditors for the year ending December 31, 2003.

FOR	AGAINST	ABSTAIN
6,490,887	22,414	34,661

Item 5.             Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

Exhibit 99.1 Certificate of Chief Executive Officer

Exhibit 99.2 Certificate of Chief Financial Officer

Reports on Form 8-K:

A report on Form 8-K was filed on January 17, 2003, under Item 5, which reported the Company’s fourth quarter financial information in the form of a press release.

A report on Form 8-K was filed on April 11, 2003, under Item 12, which reported the Company’s first quarter financial information in the form of a press release.

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

Date: May 15, 2003

I, William B. Skoglund, Chief Executive Officer of the Company, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Old Second Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ William B. Skoglund

William B. Skoglund

President and Chief Executive Officer

I, J. Douglas Cheatham, Chief Financial Officer of the Company, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Old Second Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ J. Douglas Cheatham

J. Douglas Cheatham

Senior Vice President and Chief Financial Officer