Form 10-Q/A
period 2003-03-31
OLD SECOND BANCORP INC
filed 2003-05-19
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 to amend its disclosure of its non-interest income margin, which is a non-GAAP presentation.  This Amendment No. 1 to Form 10-Q provides the reconciliation of the non-GAAP presentation to GAAP, as well as satisfies the requirements of Regulation G of the Securities Exchange Act of 1934, as amended.

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

Net Interest Income

The increase in net income for the three-month period was primarily the result of an increase in net interest income.  Net interest income was $14.6 million and $13.8 million during the three months ended March 31, 2003 and 2002, an increase of 6.20%.  Given the Company’s mix of interest bearing liabilities and interest earning assets, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment.  This was reflected in the decline in the net interest margin from 4.58% for the first quarter of 2002 to 4.11% for the fourth quarter of 2002 and to 3.99% in the first quarter of 2003.  Net interest margin was 4.28% for the entire year of 2002.  Management reviews the net interest margin of Old Second Bancorp and its banking subsidiaries on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources.  Management believes that this measure provides users of the Company’s financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate this measure differently. The table below provides supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
(A) Interest income (GAAP)	$21,059	$20,358
Taxable-equivalent adjustment — Loans	90	105
Taxable-equivalent adjustment — Investments	587	659
Interest income — FTE	$21,736	$21,122
(B) Interest expense (GAAP)	6,435	6,588
Net interest income — FTE	$15,301	$14,534
(C) Net interest income (GAAP) (A minus B)	$14,624	$13,770
(D) Net interest margin (GAAP)	3.90%	4.45%
Net interest margin — FTE	3.99%	4.58%

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

Date: May 19, 2003

I, William B. Skoglund, Chief Executive Officer of the Company, certify that:

1.             I have reviewed this quarterly report on Form 10-Q/A of Old Second Bancorp, Inc.;

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

Date:  May 19, 2003

/s/ William B. Skoglund

William B. Skoglund

President and Chief Executive Officer

I, J. Douglas Cheatham, Chief Financial Officer of the Company, certify that:

1.             I have reviewed this quarterly report on Form 10-Q/A of Old Second Bancorp, Inc.;

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

Date:  May 19, 2003

/s/ J. Douglas Cheatham

J. Douglas Cheatham

Senior Vice President and Chief Financial Officer