Form 10-Q
period 2003-06-30
OLD SECOND BANCORP INC
filed 2003-08-12
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2003, the Registrant had outstanding 6,697,452 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$58,395	$49,656
Interest bearing balances with banks	22	58
Federal funds sold	—	23,350
Cash and cash equivalents	58,417	73,064
Securities available for sale	370,811	389,216
Loans held for sale	59,822	48,658
Loans	1,182,639	1,061,867
Allowance for loan losses	16,884	15,769
Net loans	1,165,755	1,046,098
Premises and equipment, net	31,420	29,743
Other real estate owned	—	131
Mortgage servicing rights, net	148	192
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	1,243	1,421
Accrued interest and other assets	19,483	17,434
Total assets	$1,709,229	$1,608,087

Liabilities
Deposits:
Demand	$212,905	$196,873
Savings	756,577	667,877
Time	514,690	525,911
Total deposits	1,484,172	1,390,661
Securities sold under repurchase agreements	39,458	60,774
Other short-term borrowings	26,008	7,870
Subordinated debentures	26,330	—
Accrued interest and other liabilities	22,295	15,706
Total liabilities	1,598,263	1,475,011

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 8,221,254 in 2003 and 8,188,853 in 2002; outstanding 6,697,452 in 2003 and 7,403,605 in 2002	8,221	8,189
Additional paid-in capital	11,678	10,860
Retained earnings	135,425	127,547
Accumulated other comprehensive income	5,457	5,376
Treasury stock, at cost, 1,523,802 shares in 2003; 795,749 shares in 2002	(49,815)	(18,896)
Total stockholders’ equity	110,966	133,076
Total liabilities and stockholders’ equity	$1,709,229	$1,608,087

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$17,948	$16,413	$34,878	$32,135
Loans held for sale	646	218	1,152	558
Securities:
Taxable	2,659	3,433	5,635	6,997
Tax-exempt	611	673	1,198	1,332
Federal funds sold	10	173	70	246
Interest bearing deposits	—	—	—	—
Total interest income	21,874	20,910	42,933	41,268
Interest expense
Savings deposits	1,607	2,608	3,394	4,965
Time deposits	4,318	4,062	8,778	7,969
Repurchase agreements	159	165	324	303
Other short-term borrowings	155	36	178	212
Notes payable	—	1	—	11
Total interest expense	6,239	6,872	12,674	13,460
Net interest income	15,635	14,038	30,259	27,808
Provision for loan losses	863	775	1,718	1,605
Net interest income after provision for loan losses	14,772	13,263	28,541	26,203
Noninterest income
Trust income	1,383	1,288	2,645	2,612
Service charges on deposits	1,620	1,500	3,238	2,762
Secondary mortgage fees	470	272	922	517
Gain on sale of loans	3,371	1,398	6,489	3,141
Securities gains, net	5	77	39	80
Other income	1,079	818	2,005	1,824
Total noninterest income	7,928	5,353	15,338	10,936
Noninterest expense
Salaries and employee benefits	8,669	6,846	17,204	13,530
Occupancy expense, net	816	672	1,665	1,348
Furniture and equipment expense	1,213	1,123	2,276	2,094
Amortization of core deposit intangible assets	89	89	178	178
Other expense	3,067	2,617	5,687	5,153
Total noninterest expense	13,854	11,347	27,010	22,303
Income before income taxes	8,846	7,269	16,869	14,836
Provision for income taxes	3,207	2,476	6,023	5,064
Net income	$5,639	$4,793	$10,846	$9,772
Per share information:
Ending number of shares	6,697,452	7,403,605	6,697,452	7,403,605
Average number of shares	7,412,559	7,440,139	7,413,451	7,483,030
Diluted average number of shares	7,476,847	7,504,448	7,474,576	7,543,666
Basic earnings per share	$0.76	$0.64	$1.46	$1.31
Diluted earnings per share	$0.75	$0.64	$1.45	$1.30

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(In thousands)

	(Unaudited)	(Unaudited)
	2003	2002
Cash flows from operating activities
Net income	$10,846	$9,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,353	945
Changes in mortgage servicing rights,net	44	8
Provision for loan losses	1,718	1,605
Net change in mortgage loans held for sale	(11,164)	27,290
Change in net income taxes payable	(447)	(801)
Change in accrued interest and other assets	(2,049)	(4,133)
Change in accrued interest and other liabilities	6,977	(6,160)
Premium amortization and discount accretion on securities	2,285	312
Securities gains, net	(39)	(80)
Amortization of core deposit intangible assets	178	178
Tax benefit from stock options exercised	235	8
Net cash provided by operating activities	9,937	28,944

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	129,950	77,918
Purchases of securities available for sale	(113,656)	(104,218)
Net change in loans	(121,375)	(68,173)
Sales of other real estate	131	—
Property and equipment expenditures	(3,030)	(3,914)
Net cash used by investing activities	(107,980)	(98,387)

Cash flows from financing activities
Net change in deposits	93,511	193,341
Net change in fed funds and repurchase agreements	(21,316)	11,719
Net change in other short-term borrowings	18,138	(22,172)
Proceeds from the issuance of subordinated debentures	26,330	—
Paydown of notes payable	—	(33,393)
Proceeds from exercise of incentive stock options	615	40
Dividends paid	(2,963)	(2,260)
Purchase of treasury stock	(30,919)	(6,307)
Net cash provided (used) by financing activities	83,396	140,968
Net change in cash and cash equivalents	(14,647)	71,525
Cash and cash equivalents at beginning of period	73,064	40,747
Cash and cash equivalents at end of period	$58,417	$112,272

Supplemental cash flow information
Income taxes paid	$6,181	$5,793
Interest paid	10,587	15,707

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2002 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

Note 2 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2003:
U.S. Treasuries	$2,006	$14	$—	$2,020
U.S. Government agencies	268,549	6,366	1	274,914
States and political subdivisions	70,842	2,879	144	73,577
Mortgage backed securities	17,033	174	223	16,984
Other securities	3,316	—	—	3,316
	$361,746	$9,433	$368	$370,811
December 31, 2002:
U.S. Treasuries	$1,501	$8	$—	$1,509
U.S. Government agencies	276,069	6,380	14	282,435
States and political subdivisions	57,412	2,307	47	59,672
Mortgage backed securities	42,180	416	120	42,476
Other securities	3,124	—	—	3,124
	$380,286	$9,111	$181	$389,216

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2003	December 31, 2002
Commercial and industrial	$207,777	$208,681
Real estate - commercial	455,355	412,482
Real estate - construction	148,191	120,899
Real estate - residential	324,224	262,304
Installment	49,575	59,007
	1,185,122	1,063,373
Unearned origination fees	(2,483)	(1,506)
Unearned discount	—	—
	$1,182,639	$1,061,867

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of  June 30, are summarized as follows:

	2003	2002
Balance, January 1	$15,769	$12,313
Provision for loan losses	1,718	1,605
Loans charged-off	(959)	(479)
Recoveries	356	478
Balance, end of period	$16,884	$13,917

Note 5 – Notes Payable

The Company had a $30 million line of credit available with Marshall & Isley under which there was no outstanding balance as of June 30, 2003 and a $20 million line of credit available with Marshall & Isley under which there was no outstanding balance as of December 31, 2002.  A Revolving Business Note dated May 1, 2003 secures the line of credit and is guaranteed by the Company.   The note provides that any outstanding principal will bear interest at our option, at the rate of either 1% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 6 – Earnings Per Share

Earnings per share were as follows (share data not in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic earnings per share:
Weighted-average common shares outstanding	7,412,559	7,440,139	7,413,451	7,483,030
Net income	$5,639	$4,793	$10,846	$9,772
Basic earnings per share	$0.76	$0.64	$1.46	$1.31

Diluted earnings per share:
Weighted-average common shares outstanding	7,412,559	7,440,139	7,413,451	7,483,030
Dilutive effect of stock options	64,288	64,309	61,125	60,636
Diluted average common shares outstanding	7,476,847	7,504,448	7,474,576	7,543,666
Net income	$5,639	$4,793	$10,846	$9,772
Diluted earnings per share	$0.75	$0.64	$1.45	$1.30

Note 7 – Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Changes in unrealized holding gains on available for sale securities arising during the period	$757	$2,833	$135	$192
Related tax expense	(302)	(1,128)	(54)	(77)
Net unrealized gains	$455	$1,705	$81	$115
Net income	5,639	4,793	10,846	9,772
Other comprehensive income	$6,094	$6,498	$10,927	$9,887

Item 2.   Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, Lake and LaSalle counties in Illinois.  The Company provides financial services through its three subsidiary banks at its twenty-three banking locations.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its four offices.  Old Second Financial, Inc. provides insurance products.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

Net income for the second quarter of 2003 was $5.6 million, or $.75 diluted earnings per share, compared to $4.8 million, or $.64 diluted earnings per share in the second quarter of 2002.  This was a 17.65% increase in earnings, or 17.19% on a per share basis.  The return on equity increased to 16.18% in the second quarter of 2003, from 15.35% for the same period of 2002.   Net income for the first half of 2003 was $10.8 million, or $1.45 diluted earnings per share, compared to $9.8 million, or $1.30 diluted earnings per share in the first half of 2002.  This was a 10.99% increase in earnings, or 11.54% on a per share basis.  The return on equity increased to 15.88% in the first half of 2003, from 15.77% for the same period of 2002.

Net Interest Income

Net interest income for the first half of 2003 grew 8.81%, to $30.3 million on the strength of continued asset growth.  The net interest margin declined to 4.03% in the first half of 2003 compared to 4.51% one year earlier.  Net interest margin was 4.07% for the second quarter of 2003 and 3.99% in the second quarter of 2003.  Given the Company’s mix of interest bearing liabilities and interest earning assets, the net interest margin could be expected to decline in a falling interest rate environment.

Certain non-GAAP performance measures and ratios are used by Management to evaluate and measure our performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). We believe that these measures and ratios provide users of our financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of our operating efficiency for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the periods ended June 30, 2003 and 2002.

We review yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

(A) Interest income (GAAP)	$21,874	$20,910	$42,933	$41,268
Taxable-equivalent adjustment - Loans	48	61	96	118
Taxable-equivalent adjustment - Investments	330	362	645	717
Interest income - FTE	$22,252	$21,333	$43,674	$42,103
(B) Interest expense (GAAP)	6,239	6,872	12,674	13,460
Net interest income - FTE	$16,013	$14,461	$31,000	$28,643
(C) Net interest income - (GAAP) (A minus B)	$15,635	$14,038	$30,259	$27,808
Net interest margin - FTE	4.07%	4.45%	4.03%	4.51%
Net interest margin - (GAAP)	3.97%	4.32%	3.94%	4.38%

Provision for Loan Losses and the Application of Critical Accounting Policies

The provision for loan losses amounted to $863,000 and $775,000 for the second quarters of 2003 and 2002, respectively.  The provision for loan losses amounted to $1.7 million and $1.6 million for the first halves of 2003 and 2002, respectively.  Provisions for loan losses are made to provide for probable and estimable losses on loans inherent in the portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs/ (recoveries) were $234,000 and $(146,000) in the second quarters of 2003 and 2002, respectively.  Net charge-offs were $603,000 and $1,000 in the first half of 2003 and 2002, respectively.  The increase in both periods was due to a combination of higher charge-offs on loans during 2003 and higher than expected recoveries in 2002.  Total loan charge-offs were $959,000 in the first half of 2003, compared with $479,000 in the first half of 2002, while recoveries for the same periods were $356,000 and 478,000, respectively.  The increase in loan charge-offs during 2003 is directly attributable to the downturn in the economy over the past three years.

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

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company’s financial position and results of operations, and therefore, is its only critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. The methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Losses for Loans section in the Company’s Form 10-K for the year ended December 31, 2002.

Noninterest Income

Noninterest income was $7.9 million during the second quarter of 2003 and $5.4 million in the second quarter of 2002, an increase of $2.6 million, or 48.1%.  An increase in loan originations in the second quarter of 2003 resulted in an increase in the gain on sale of loans of $2.0 million, or 141.1% and an increase in secondary mortgage fees of $198,000 or 73.0%.  The increase in loan originations in the first half of 2003 resulted in an increase in the gain on sale of loans of $3.3 million, or 106.6% and an increase in secondary mortgage fees of $405,000 or 78.3% over the first half of 2002.  An unprecedented volume of mortgage originations continued during the first half of 2003.  While mortgage rates remain near historically low levels, the Company does not anticipate that the level of income from residential mortgage activity will continue throughout the year.  Service charges on deposits increased $120,000, or 8.0% for the quarter and $476,000, or 17.2% for the six-month period.  This increase included a one-time recognition of income in the amount of $192,000 of charges previously set aside pursuant to our check bounce protection program. Trust income increased by $33,000 to $2.7 million for the first half of 2003.

Noninterest Expense

Noninterest expense was $13.9 million during the second quarter of 2003, an increase of $2.5 million, or 22.1%, from $11.3 million in the second quarter of 2002.  Noninterest expense was $27.0 million during the first half of 2003, an increase of $4.7 million, or 21.1%, from $22.3 million in the first half of 2002.  Salaries and benefits, which is the largest component of noninterest expense, increased $1.8 million, or 26.63%, over the same quarter of 2002 and increased $3.7 million, or 27.15%, over the first half of 2002.  The full-time equivalent number of employees was 539 as of June 30, 2003, compared to 473 one year earlier.  In addition to increased staffing and merit increases, commissions and incentives tied to earnings performance also increased.  Employee benefit expenses increased as well, primarily as a result of higher employee healthcare insurance, retirement benefits and payroll taxes associated with the salary increases.  Net occupancy expenses increased $144,000, or 21.4% and furniture and equipment expenses increased $90,000 or 8.0% over the second quarter of the prior year.  Net occupancy expenses increased $317,000, or 23.5% and furniture and equipment expenses increased $182,000 or 8.7% over the first half of the prior year.  As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.

A primary cause of the increase in noninterest expense was an increase in expenses of Old Second Mortgage. Mortgage business continued to increase as a result of the low interest rate environment and expanded utilization of the Company’s branch network. Salaries and benefits, which account for a major portion of noninterest expense, increased $1.6 million at Old Second Mortgage compared to the first half of 2002 as a result of the expanded business.

Other expense, which consists primarily of postage, processing fees, professional fees and marketing, increased from $5.1 million in the first half of 2002 to $5.2 million in the first half of 2003 due to the increased loan activity at Old Second Mortgage.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $3.2 million and $2.5 million for the second quarters of 2003 and 2002 respectively and $6.0 million and $5.1 million for the first halves of 2003 and 2002 respectively.  The average effective income tax rate for the second quarters 2003 and 2002 was 36.3% and 34.1% respectively and 35.7% and 34.1% for the first halves of 2003 and 2002 respectively.   The increase in the average effective tax rate for 2003 was related to the decrease in tax-exempt income.

Financial Condition

Assets

Total assets were $1.71 billion at June 30, 2003, an increase of $101.1 million or 6.3% from $1.61 billion at December 31, 2002.

Loans

Total loans were $1.18 billion as of June 30, 2003, an increase of $120.8 million or 11.4% for the six-month period, from $1.06 billion as of December 31, 2002. The largest increase in loan classifications was in residential real estate loans, which increased $61.9 million, or 23.6%. The increases reflect the continuing loan demand in the markets in which the Company operates.  The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 74.9% of the portfolio as of December 31, 2002 and 78.4% of the portfolio as of June 30, 2003.

Nonperforming loans of $3.2 million as of June 30, 2003, were down from $5.4 million as of December 31, 2002. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $4.8 million as of December 31, 2002 to $2.9 million as of June 30, 2003.  The allowance for loan losses as a percentage of nonperforming loans was 532.95% at June 30, 2003 as compared to 289.66% as of December 31, 2002.  Asset quality has remained strong, although net charge-offs increased from $1,000 in the first half of 2002 to $603,000 in the first half of 2003.

The Company’s provision for loan losses during the first half of 2003 was increased to $1.7 million from $1.6 million during the first half of the previous year.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.43% as of June 30, 2003, compared to 1.49% as of December 31, 2002.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such loss will not exceed the estimated amounts in the future.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003.  A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  In addition, consumer confidence may be negatively impacted by the substantial decline in equity prices.  These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Securities

Securities totaled $370.8 million as of June 30, 2003, a decrease of $18.4 million from $389.2 million as of December 31, 2002.  The net unrealized gains, net of deferred taxes, in the portfolio remained constant at $5.4 million as of December 31, 2002 and June 30, 2003.

Deposits and Borrowings

Total deposits were $1.48 billion as of June 30, 2003, an increase of $93.5 million from $1.39 billion as of December 31, 2002.  Demand deposits increased $16.0 million during the first half from $196.9 million to $212.9 million or 8.14%.  At the same time, savings deposits, which include money market accounts, increased $88.7 million or 13.3% from $667.9 million to $756.6 million.  Time deposits decreased $11.2 million from $525.9 million to $514.7 million or 2.13% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $60.8 million as of December 31, 2002, to $39.5 million as of June 30, 2003. Other short-term borrowings increased from $7.9 million to $26.0 million due to the increase in federal funds purchased of $23.3 million.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of June 30, 2003. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of June 30, 2003.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2003
Total capital to risk weighted assets
Consolidated	$144,218	11.44%	$100,852	8.00%	$126,065	10.00%
Old Second National Bank	104,794	11.85	70,747	8.00	88,434	10.00
Tier 1 capital to risk weighted assets
Consolidated	128,451	10.19	50,422	4.00	75,634	6.00
Old Second National Bank	93,735	10.60	35,372	4.00	53,058	6.00
Tier 1 capital to average assets
Consolidated	128,451	7.76	66,212	4.00	82,765	5.00
Old Second National Bank	93,735	7.98	46,985	4.00	58,731	5.00

December 31, 2002:
Total capital to risk weighted assets
Consolidated	$138,563	11.85%	$93,545	8.00%	$116,931	10.00%
Old Second National Bank	98,633	12.24	64,466	8.00	80,583	10.00
Tier 1 capital to risk weighted assets
Consolidated	123,938	10.60	46,769	4.00	70,154	6.00
Old Second National Bank	88,553	10.99	32,230	4.00	48,346	6.00
Tier 1 capital to average assets
Consolidated	123,938	7.79	63,640	4.00	79,549	5.00
Old Second National Bank	88,553	7.91	44,780	4.00	55,975	5.00

During June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased at $42.50 per share.  The total cash payment required to complete the tender offer was approximately $30.7 million, which was funded by the sale of trust preferred securities, as discussed below and available corporate funds.  The repurchase of 5,000 shares during the first quarter of 2003, together with the 723,053 shares purchased in June, brought the total to 1,523,802 shares repurchased since July 1999.  The Company also completed the sale of $27.5 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  Each trust preferred security has a liquidation amount of $10.00 and a distribution rate of 7.80% per year with cumulative quarterly cash distributions.

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

Net cash inflow from operating activities was $9.9 million in the first half of 2003 compared to $28.9 million in the first half of 2002. The decrease in inflows was directly related to the increase in loans held for sale by Old Second Mortgage Company.  Interest received net of interest paid was the principal source of operating cash inflows in both periods reported.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $108.0 million in the six months ended June 30, 2003, compared to $98.4 million a year earlier. In the first six months of 2003, securities transactions aggregated a net inflow of $16.3 million, and net principal disbursed on loans accounted for net outflows of $121.4 million. In the first half of 2002, securities transactions aggregated a net outflow of $26.3 million, and net principal disbursed on loans accounted for net outflows of $68.2 million.  Cash outflows for property and equipment was $3.0 million in 2003 compared to $3.9 million for the same six months of 2002.

During June 2003, cash outflows of $30.9 million used to repurchase treasury stock were directly offset by a $26.3 million cash inflow from the sale of cumulative trust preferred securities thereby providing a net cash outflow on the transactions of $4.6 million during the second quarter.  Cash inflows from financing activities included an increase in deposits of $93.5 million and a decrease in fed funds purchased and repurchase agreements of $21.3 million in the first six months of 2003 offset by an $18.1 million increase in other short-term borrowings.  This compares with a net cash inflow of $141.0 million associated with an increase in deposits of $193.3 million, an increase of fed funds purchased and other repurchase agreements of $11.7 million, offset by a reduction in other short term borrowings of $22.2 million, and a payoff of the notes payable of  $33.4 million in the first half of 2002.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

6/30/2003	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$22	$—	$—	$—	$—	$—	$22
Average interest rate	1.14%	0.00%	0.00%	0.00%	0.00%	0.00%	1.14%

Federal funds sold	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Securities	$56,528	$65,063	$46,363	$67,294	$26,705	$108,858	$370,811
Average interest rate	4.69%	3.32%	2.92%	3.15%	4.25%	3.85%	3.67%

Fixed rate loans	$157,714	$58,452	$47,824	$196,983	$85,574	$84,180	$630,727
Average interest rate	5.24%	7.20%	7.20%	6.80%	6.71%	6.34%	6.40%

Adjustable rate loans	$196,971	$30,967	$25,336	$70,120	$30,051	$258,289	$611,734
Average interest rate	5.01%	4.95%	4.95%	4.87%	4.87%	5.36%	5.13%
Total	$411,235	$154,482	$119,523	$334,397	$142,330	$451,327	$1,613,294

Interest-bearing Liabilities
Interest-bearing deposits	$835,168	$73,177	$45,795	$21,621	$30,840	$264,666	$1,271,267
Average interest rate	1.83%	3.41%	3.76%	4.18%	3.61%	50.00%	1.80%

Short-term borrowing	$65,466	$—	$—	$—	$—	$—	$65,466
Average interest rate	1.14%	0.00%	0.00%	0.00%	0.00%	0.00%	1.14%

Subordinate debentures	$—	$—	$—	$—	$—	$26,330	$26,330
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$900,634	$73,177	$45,795	$21,621	$30,840	$290,996	$1,363,063

Period gap	$(489,399)	$81,305	$73,728	$312,776	$111,490	$160,331	$250,231
Cumulative gap	(489,399)	(408,094)	(334,366)	(21,590)	89,900	250,231	—

Item 4.   Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company ‘s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2                           Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

A report on Form 8-K was filed on May 20, 2003, under Item 12, which announced the commencement of a tender offer by the Company to repurchase its common stock and the filing of a registration statement for an offering of trust preferred securities.

A report on Form 8-K was filed on July 16, 2003, under Item 12, which reported the Company’s second quarter financial information in the form of a press release.

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

Date: August 12, 2003