Form 10-Q
period 2003-09-30
OLD SECOND BANCORP INC
filed 2003-11-13
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 24, 2003, the Registrant had outstanding 6,685,140 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$51,110	$49,656
Interest bearing balances with banks	272	58
Federal funds sold	7,530	23,350
Cash and cash equivalents	58,912	73,064
Securities available for sale	363,757	389,216
Loans held for sale	23,653	48,658
Loans	1,257,735	1,061,867
Allowance for loan losses	17,607	15,769
Net loans	1,240,128	1,046,098
Premises and equipment, net	32,341	29,743
Other real estate owned	—	131
Mortgage servicing rights, net	148	192
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	1,155	1,421
Accrued interest and other assets	17,171	17,434
Total assets	$1,739,395	$1,608,087

Liabilities
Deposits:
Demand	$212,570	$196,873
Savings	739,798	667,877
Time	591,712	525,911
Total deposits	1,544,080	1,390,661
Securities sold under repurchase agreements	33,613	60,774
Other short-term borrowings	4,015	7,870
Trust preferred debentures note, net	30,206	—
Accrued interest and other liabilities	13,726	15,706
Total liabilities	1,625,640	1,475,011

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 8,221,254 in 2003 and 8,188,853 in 2002; outstanding 6,685,140 in 2003 and 7,393,104 in 2002	8,221	8,189
Additional paid-in capital	11,678	10,860
Retained earnings	140,004	127,547
Accumulated other comprehensive income	4,190	5,376
Treasury stock, at cost, 1,536,114 shares in 2003; 795,749 shares in 2002	(50,338)	(18,896)
Total stockholders’ equity	113,755	133,076
Total liabilities and stockholders’ equity	$1,739,395	$1,608,087

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$18,286	$16,905	$53,164	$49,040
Loans held for sale	852	458	2,004	1,016
Securities:
Taxable	2,431	3,515	8,066	10,512
Tax-exempt	604	642	1,802	1,974
Federal funds sold	20	256	90	502
Interest bearing deposits	1	1	1	1
Total interest income	22,194	21,777	65,127	63,045
Interest expense
Savings deposits	1,421	2,799	4,815	7,764
Time deposits	4,107	4,407	12,885	12,376
Repurchase agreements	93	184	417	487
Other short-term borrowings	183	37	361	249
Notes payable	11	2	11	13
Trust preferred debentures	617	—	617	—
Total interest expense	6,432	7,429	19,106	20,889
Net interest income	15,762	14,348	46,021	42,156
Provision for loan losses	828	710	2,546	2,315
Net interest income after provision for loan losses	14,934	13,638	43,475	39,841
Noninterest income
Trust income	1,403	1,255	4,048	3,867
Service charges on deposits	1,852	1,540	5,090	4,302
Secondary mortgage fees	570	348	1,492	865
Mortgage servicing income	20	21	50	47
Gain on sale of loans	2,967	2,587	9,456	5,728
Securities gains, net	96	2	135	82
Other income	1,117	1,035	3,092	2,833
Total noninterest income	8,025	6,788	23,363	17,724
Noninterest expense
Salaries and employee benefits	8,896	7,618	26,100	21,148
Occupancy expense, net	853	737	2,518	2,085
Furniture and equipment expense	726	1,095	3,002	3,189
Amortization of core deposit intangible assets	88	88	266	266
Other expense	3,563	2,870	9,250	8,023
Total noninterest expense	14,126	12,408	41,136	34,711
Income before income taxes	8,833	8,018	25,702	22,854
Provision for income taxes	3,061	2,792	9,084	7,856
Net income	$5,772	$5,226	$16,618	$14,998
Per share information:
Ending number of shares	6,685,140	7,363,105	6,685,140	7,363,105
Average number of shares	6,691,296	7,377,812	7,170,088	7,447,572
Diluted average number of shares	6,757,801	7,459,015	7,233,118	7,516,089
Basic earnings per share	$0.86	$0.71	$2.32	$2.01
Diluted earnings per share	$0.85	$0.70	$2.30	$2.00

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(In thousands)

	(Unaudited)	(Unaudited)
	2003	2002
Cash flows from operating activities
Net income	$16,618	$14,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,077	1,519
Amortization of mortgage servicing rights,net	44	7
Provision for loan losses	2,546	2,315
Net change in mortgage loans held for sale	25,005	(4,210)
Change in net income taxes payable	279	(1,494)
Change in accrued interest and other assets	263	(2,588)
Change in accrued interest and other liabilities	(1,334)	(4,650)
Premium amortization and discount accretion on securities	3,407	930
Securities gains, net	(135)	(82)
Amortization of core deposit intangible assets	266	266
Tax benefit from stock options exercised	235	8
Net cash provided by operating activities	49,271	7,019

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	196,510	131,680
Purchases of securities available for sale	(176,292)	(183,564)
Net change in loans	(196,576)	(130,267)
Sales of other real estate	131	(61)
Property and equipment expenditures	(4,675)	(5,871)
Net cash used by investing activities	(180,902)	(188,083)

Cash flows from financing activities
Net change in deposits	153,419	284,682
Net change in fed funds and repurchase agreements	(27,161)	16,797
Net change in other short-term borrowings	(3,855)	(19,849)
Proceeds from the issuance of subordinated debentures	30,206	—
Paydown of notes payable	—	(33,393)
Proceeds from exercise of incentive stock options	615	40
Dividends paid	(4,303)	(3,758)
Purchase of treasury stock	(31,442)	(7,897)
Net cash provided by financing activities	117,479	236,622
Net change in cash and cash equivalents	(14,152)	55,558
Cash and cash equivalents at beginning of period	73,064	40,747
Cash and cash equivalents at end of period	$58,912	$96,305

Supplemental cash flow information
Income taxes paid	$9,402	$8,583
Interest paid	16,836	18,593

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2002 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

Note 2 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2003:
U.S. Treasuries	$2,005	$11	$—	$2,016
U.S. Government agencies	278,284	5,061	206	283,139
States and political subdivisions	68,183	2,248	240	70,191
Mortgage backed securities	3,779	116	29	3,866
Other securities	4,545	—	—	4,545
	$356,796	$7,436	$475	$363,757
December 31, 2002:
U.S. Treasuries	$1,501	$8	$—	$1,509
U.S. Government agencies	276,069	6,380	14	282,435
States and political subdivisions	57,412	2,307	47	59,672
Mortgage backed securities	42,180	416	120	42,476
Other securities	3,124	—	—	3,124
	$380,286	$9,111	$181	$389,216

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2003	December 31, 2002
Commercial and industrial	$217,154	$208,681
Real estate - commercial	452,369	412,482
Real estate - construction	168,145	120,899
Real estate - residential	373,750	262,304
Installment	49,532	59,007
	1,260,950	1,063,373
Unearned origination fees	(3,215)	(1,506)

	$1,257,735	$1,061,867

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses
   as of  September 30, are summarized as follows:

	2003	2002
Balance, January 1	$15,769	$12,313
Provision for loan losses	2,546	2,315
Loans charged-off	(1,168)	(799)
Recoveries	460	657
Balance, end of period	$17,607	$14,486

Note 5 – Notes Payable

The Company had a $30 million line of credit available with Marshall & Ilsley under which there was no outstanding balance as of September 30, 2003 and a $20 million line of credit available with Marshall & Ilsley under which there was no outstanding balance as of December 31, 2002.  A Revolving Business Note dated May 1, 2003 secures the line of credit and is guaranteed by the Company.   The note provides that any outstanding principal will bear interest at our option, at the rate of either 1% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 6 – Cumulative Trust Preferred Securities

During June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased at $42.50 per share.  The total cash payment required to complete the tender offer was approximately $30.7 million, which was funded by the sale of trust preferred securities.  The Company completed the sale of $27.5 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of

July 2003.  The cumulative trust preferred securities are amortized over 30 years using the straight-line method.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements.

Note 7 – Earnings Per Share

Earnings per share were as follows (share data not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Weighted-average common shares outstanding	6,691,296	7,377,812	7,170,088	7,447,572
Net income	$5,772	$5,226	$16,618	$14,998
Basic earnings per share	$0.86	$0.71	$2.32	$2.01

Diluted earnings per share:
Weighted-average common shares outstanding	6,691,296	7,377,812	7,170,088	7,447,572
Dilutive effect of stock options	66,505	81,203	63,030	68,517
Diluted average common shares outstanding	6,757,801	7,459,015	7,233,118	7,516,089
Net income	$5,772	$5,226	$16,618	$14,998
Diluted earnings per share	$0.85	$0.70	$2.30	$2.00

Note 8 – Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Changes in unrealized holding gains on available for sale securities arising during the period	$(2,104)	$1,705	$(1,969)	$1,897
Income taxes	837	(678)	783	(755)
Net unrealized gains/ losses	$(1,267)	$1,027	$(1,186)	$1,142
Net income	5,772	5,226	16,618	14,998
Other comprehensive income	$4,505	$6,253	$15,432	$16,140

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

Results of Operations

Net income for the third quarter of 2003 was $5.8 million, or $0.85 diluted earnings per share, compared to $5.2 million, or $0.70 diluted earnings per share in the third quarter of 2002.  This was a 10.45% increase in earnings, or 21.43% on a per share basis partially as a result of the shares purchased in the tender offer at the end of the second quarter.  The return on equity increased to 20.67% in the third quarter of 2003, from 16.23% for the same period of 2002.   Net income for the first nine months of 2003 was $16.6 million, or $2.30 diluted earnings per share, compared to $15.0 million, or $2.00 diluted earnings per share in the first nine months of 2002.  This was a 10.80% increase in earnings, or 15.00% on a per share basis.  The return on equity increased to 17.27% in the first nine months of 2003, from 15.93% for the same period of 2002.

Net Interest Income

Net interest income for the first nine months of 2003 grew 9.17%, to $46.0 million on the strength of continued asset growth.  The net interest margin declined to 3.97% in the first nine months of 2003 compared to 4.35% one year earlier.  Net interest margin was 3.84% for the third quarter of 2003 and 4.06% in the third quarter of 2002.  Given the current interest rate environment, the Company’s net interest margin could be expected to continue this trend throughout the remainder of 2003.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure our performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). We believe that these measures and ratios provide users of our financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of our operating efficiency for comparative purposes. Other financial services holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the periods ended September 30, 2003 and 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

(A) Interest income (GAAP)	$22,194	$21,777	$65,127	$63,045
Taxable-equivalent adjustment - Loans	48	57	144	175
Taxable-equivalent adjustment - Investments	325	346	971	1,063
Interest income - FTE	$22,567	$22,180	$66,242	$64,283
(B) Interest expense (GAAP)	6,432	7,429	19,106	20,889
Net interest income - FTE	$16,135	$14,751	$47,136	$43,394
(C) Net interest income - (GAAP) (A minus B)	$15,762	$14,348	$46,021	$42,156
Net interest margin - FTE	3.84%	4.06%	3.97%	4.35%
Net interest margin - (GAAP)	3.76%	3.95%	3.87%	4.23%

Provision for Loan Losses and the Application of Critical Accounting Policies

The provision for loan losses amounted to $828,000 and $710,000 for the third quarters of 2003 and 2002, respectively.  The provision for loan losses amounted to $2.5 million and $2.3 million for the first nine months of 2003 and 2002, respectively.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs were $105,000 and $141,000 in the third quarters of 2003 and 2002, respectively.  Net charge-offs were $708,000 and $142,000 in the first nine months of 2003 and 2002, respectively.  The increase in the nine-month period was due to a combination of higher charge-offs on loans during 2003 and higher than expected recoveries in 2002.  Total loan charge-offs were $1,168,000 in the first nine months of 2003, compared with $799,000 in the first nine months of 2002, while recoveries for the same periods were $460,000 and $657,000, respectively.  The increase in loan charge-offs during 2003 is directly attributable to the downturn in the economy over the past three years.

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

Noninterest Income

Noninterest income was $8.0 million during the third quarter of 2003 and $6.8 million in the third quarter of 2002, an increase of $1.2 million, or 18.22%.  An increase in loan originations in the third quarter of 2003 resulted in an increase in the gain on sale of loans of $380,000, or 14.69% and an increase in secondary mortgage fees of $222,000 or 63.79%.  The increase in loan originations in the first nine months of 2003 resulted in an increase in the gain on sale of loans of $3.7 million, or 65.08% and an increase in secondary mortgage fees of $627,000 or 72.49% over the first nine months of 2002.  An unprecedented volume of mortgage originations continued during the first nine months of 2003.  While mortgage rates remain near historically low levels, the Company does not anticipate that the level of income from residential mortgage activity will continue throughout the year.  Service charges on deposits increased $312,000, or 20.26% for the quarter and $788,000, or 18.32% for the nine-month period.  This increase included a one-time recognition of income in the amount of $192,000 of charges previously set aside pursuant to our check bounce protection program. Trust income increased by $181,000 to $4.0 million for the first nine months of 2003.

Noninterest Expense

Noninterest expense was $14.1 million during the third quarter of 2003, an increase of $1.7 million, or 13.85%, from $12.4 million in the third quarter of 2002.  Noninterest expense was $41.1 million during the first nine months of 2003, an increase of $6.4 million, or 18.51%, from $34.7 million in the first nine months of 2002.  Salaries and benefits, which is the largest component of noninterest expense, increased $1.3 million, or 16.78%, over the same quarter of 2002 and increased $5.0 million, or 23.42%, over the first nine months of 2002.  The full-time equivalent number of employees was 538 as of September 30, 2003, compared to 512 one year earlier.  In addition to increased staffing and merit increases, commissions and incentives tied to earnings performance also increased.  Employee benefit expenses increased as well, primarily as a result of higher employee healthcare insurance, retirement benefits and payroll taxes associated with the salary increases.  Net occupancy expenses increased $116,000, or 15.74% and furniture and equipment expenses decreased $369,000 or 33.70% over the third quarter of the prior year.  Net occupancy expenses increased $433,000, or 20.77% and furniture and equipment expenses decreased $187,000 or 5.86% over the first nine months of the prior year.  As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.

A primary cause of the increase in noninterest expense was an increase in expenses of Old Second Mortgage. Mortgage business continued to increase as a result of the low interest rate environment and expanded utilization of the Company’s branch network. Salaries and benefits, which account for a major portion of noninterest expense, increased $2.1 million at Old Second Mortgage compared to the first nine months of 2002 as a result of the expanded business.

Other expense, which consists primarily of postage, processing fees, professional fees and marketing, increased from $8.0 million in the first nine months of 2002 to $9.3 million in the first nine months of 2003 due to the increased loan activity at Old Second Mortgage.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $3.1 million and $2.8 million for the third quarters of 2003 and 2002 respectively and $9.1 million and $7.9 million for the first nine months of 2003 and 2002 respectively.  The average effective income tax rate for the third quarters 2003 and 2002 was 34.7% and 34.8% respectively and 35.3% and 34.4% for the first nine months of 2003 and 2002 respectively.   The increase in the average effective tax rate for 2003 was related to the decrease in tax-exempt income.

Financial Condition

Assets

Total assets were $1.74 billion at September 30, 2003, an increase of $131.3 million or 8.17% from $1.61 billion at December 31, 2002.

Loans

Total loans were $1.26 billion as of September 30, 2003, an increase of $195.9 million or 18.45% for the nine-month period, from $1.06 billion as of December 31, 2002. The largest increase in loan classifications was in residential real estate loans, which increased $111.4 million, or 42.49%. The increases reflect the continuing loan demand in the markets in which the Company operates.  The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 74.93% of the portfolio as of December 31, 2002 and 79.05% of the portfolio as of September 30, 2003.

Nonperforming loans of $4.6 million as of September 30, 2003, were down from $5.4 million as of December 31, 2002. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $4.8 million as of December 31, 2002 to $2.9 million as of September 30, 2003.  The allowance for loan losses as a percentage of nonperforming loans was 379.71% at September 30, 2003 as compared to 289.66% as of December 31, 2002.  Asset quality has remained strong, although net charge-offs increased from $142,000 in the first nine months of 2002 to $708,000 in the first nine months of 2003, which was directly attributable to the downturn in the economy over the past three years.

The Company’s provision for loan losses during the first nine months of 2003 was increased to $2.5 million from $2.3 million during the first nine months of the previous year.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.40% as of September 30, 2003, compared to 1.49% as of December 31, 2002.  In management’s judgment, an adequate allowance for probable and estimable losses inherent in the loan portfolio has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

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

Securities

Securities totaled $363.8 million as of September 30, 2003, a decrease of $25.5 million from $389.2 million as of December 31, 2002.  The net unrealized gains, net of deferred taxes, in the portfolio decreased to $4.2 million as of September 30, 2003, a decrease of $1.2 million from $5.4 million as of December 31, 2002.

Deposits and Borrowings

Total deposits were $1.54 billion as of September 30, 2003, an increase of $153.4 million or 11.03% from $1.39 billion as of December 31, 2002.  Demand deposits increased $15.7 million during the first nine months from $196.9 million to $212.6 million or 7.97%.  At the same time, savings deposits, which include money market accounts, increased $71.9 million or 10.77% from $667.9 million to $739.8 million.  Time deposits increased $65.8 million from $525.9 million to $591.7 million or 12.51% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $60.8 million as of December 31, 2002, to $33.6 million as of September 30, 2003. Other short-term borrowings decreased from $7.9 million to $4.0 million due to the decrease in federal funds purchased.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of September 30, 2003. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of September 30, 2003.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2003
Total capital to risk weighted assets
Consolidated	$152,945	11.62%	$105,298	8.00%	$131,622	10.00%
Old Second National Bank	107,688	11.99	71,852	8.00	89,815	10.00
Tier 1 capital to risk weighted assets
Consolidated	136,471	10.36	52,692	4.00	79,037	6.00
Old Second National Bank	96,448	10.74	35,921	4.00	53,882	6.00
Tier 1 capital to average assets
Consolidated	136,471	7.71	70,802	4.00	88,503	5.00
Old Second National Bank	96,448	7.79	49,524	4.00	61,905	5.00

December 31, 2002:
Total capital to risk weighted assets
Consolidated	$138,563	11.85%	$93,545	8.00%	$116,931	10.00%
Old Second National Bank	98,633	12.24	64,466	8.00	80,583	10.00
Tier 1 capital to risk weighted assets
Consolidated	123,938	10.60	46,769	4.00	70,154	6.00
Old Second National Bank	88,553	10.99	32,230	4.00	48,346	6.00
Tier 1 capital to average assets
Consolidated	123,938	7.79	63,640	4.00	79,549	5.00
Old Second National Bank	88,553	7.91	44,780	4.00	55,975	5.00

During June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased at $42.50 per share.  The total cash payment required to complete the tender offer was approximately $30.7 million, which was funded by the sale of trust preferred securities, as discussed below, and by available corporate funds.  The 723,053 shares purchased in June brought the total to 1,523,802 shares repurchased since July 1999.  The Company also completed the sale of $27.5 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  Each trust preferred security has a liquidation amount of $10.00 and a distribution rate of 7.80% per year with cumulative quarterly cash distributions.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash inflow from operating activities was $49.3 million in the first nine months of 2003 compared to $7.0 million in the first nine months of 2002. The increase in inflows was directly related to the increase in loans held for sale by Old Second Mortgage Company.  Interest received net of interest paid was a principal source of operating cash inflows in both periods reported.  Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principle determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $180.9 million in the nine months ended September 30, 2003, compared to $188.1 million a year earlier. In the first nine months of 2003, securities transactions aggregated a net inflow of $20.2 million, and net principal disbursed on loans accounted for net outflows of $196.6 million. In the first nine months of 2002, securities transactions aggregated a net outflow of $51.9 million, and net principal disbursed on loans accounted for net outflows of $130.3 million.  Cash outflows for property and equipment were $4.7 million in 2003 compared to $5.9 million for the same nine months of 2002.

During 2003, cash outflows of $31.4 million used to repurchase treasury stock were directly offset by a $30.2 million cash inflow from the sale of cumulative trust preferred securities thereby providing a net cash outflow on the transactions of $1.2 million during the third quarter.  Cash inflows from financing activities included an increase in deposits of $153.4 million offset by a decrease in fed funds purchased and repurchase agreements of $27.2 million and a $3.9 million decrease in other short-term borrowings in the first nine months of 2003.  This compares with a net cash inflow of $236.7 million associated with an increase in deposits of $284.7 million, an increase of fed funds purchased and other repurchase agreements of $16.8 million, offset by a reduction in other short term borrowings of $19.8 million, and a payoff of the notes payable of  $33.4 million in the first nine months of 2002.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
9/30/2003	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$272	$—	$—	$—	$—	$—	$272
Average interest rate	1.14%	0.00%	0.00%	0.00%	0.00%	0.00%	1.14%

Federal funds sold	$7,530	$—	$—	$—	$—	$—	$7,530
Average interest rate	1.06%	0.00%	0.00%	0.00%	0.00%	0.00%	1.06%

Securities	$46,150	$62,359	$53,159	$71,678	$32,740	$97,671	$363,757
Average interest rate	4.84%	3.19%	2.96%	3.31%	4.04%	3.88%	3.65%

Fixed rate loans	$98,102	$60,438	$49,449	$210,911	$91,197	$78,946	$589,043
Average interest rate	5.96%	6.98%	6.98%	6.45%	6.39%	6.23%	6.43%

Adjustable rate loans	$237,523	$34,566	$28,281	$62,822	$26,924	$302,229	$692,345
Average interest rate	4.73%	4.78%	4.78%	4.78%	4.78%	5.20%	4.95%
Total	$389,577	$157,363	$130,889	$345,411	$150,861	$478,846	$1,652,947

Interest-bearing Liabilities
Interest-bearing deposits	$791,217	$187,869	$36,467	$27,493	$24,733	$263,731	$1,331,510
Average interest rate	1.63%	2.99%	3.81%	4.08%	3.34%	0.49%	1.74%

Short-term borrowing	$37,628	$—	$—	$—	$—	$—	$37,628
Average interest rate	0.91%	0.00%	0.00%	0.00%	0.00%	0.00%	0.91%

Subordinate debentures	$—	$—	$—	$—	$—	$30,206	$30,206
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$828,845	$187,869	$36,467	$27,493	$24,733	$293,937	$1,399,344

Period gap	$(439,268)	$(30,506)	$94,422	$317,918	$126,128	$184,909	$253,603
Cumulative gap	(439,268)	(469,774)	(375,352)	(57,434)	68,694	253,603	—

Item 4.   Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document contains, future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

Reports on Form 8-K:

A report on Form 8-K was filed on July 16, 2003, under Item 5, which reported the Company’s second quarter financial information in the form of a press release.

A report on Form 8-K was filed on October 17, 2003, under Item 12, which reported the Company’s third quarter financial information in the form of a press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.
(Registrant)

/s/ William B. Skoglund
William B. Skoglund
President and Chief Executive Officer

/s/ J. Douglas Cheatham
J. Douglas Cheatham
Senior Vice President and Chief Financial Officer

Date:	November 13, 2003