Form 10-K
period 2003-12-31
OLD SECOND BANCORP INC
filed 2004-03-12
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-10537

OLD SECOND BANCORP INC.

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

Common Stock, $1.00 par value

(Title of Class)

Preferred Securities of Old Second Capital Trust I

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $285 million*.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 6,693,740 at January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2003 Annual Report are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

*                                         Based on the last reported price of an actual transaction in registrant’s common stock on June 30, 2003 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant’s common stock.

OLD SECOND BANCORP INC.

Form 10-K

PART I

Item 1.    Business

General

Old Second Bancorp Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “Act”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60506.

The Company conducts a full service community banking and trust business through its wholly-owned subsidiaries, The Old Second National Bank of Aurora (“Old Second Bank”), Old Second Bank-Yorkville, Old Second Bank-Kane County and Old Second Financial, Inc., and through Old Second Mortgage Company, which is a wholly-owned subsidiary of Old Second Bank.  The banking subsidiaries are referred to herein as the “Banks.”  During 2000, the Company simplified its organizational structure by eliminating two bank charters.  The Burlington Bank was merged into Kane County Bank and Bank of Sugar Grove was merged into Old Second Bank.  On December 31, 2002, the Company transferred its ownership of Old Second Mortgage Company to Old Second Bank, where its operations will be conducted through a branch of that bank.  Additionally, in 2003 the Company formed Old Second Trust I, a Delaware business trust, for the exclusive purpose of issuing trust preferred securities in a transaction completed in July 2003.

The Company provides financial services through its twenty-three banking locations and four mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, Lake and LaSalle counties in Illinois.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage,” provides mortgage-banking services and Old Second Bank also engages in trust operations.

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

Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.   Old Second Mortgage Company originates residential mortgages and handles the secondary marketing of those mortgages.

Old Second Mortgage Company is a mortgage banking organization offering a wide range of products including conventional, government, jumbo and sub prime loans with operations centralized at its home office location in St. Charles, Illinois.  Old Second Mortgage Company has offices in Aurora, Sycamore, Wheaton and St. Charles, Illinois.  In 2000, Old Second Mortgage Company closed its correspondent division in order to focus on its retail business and improve profitability because of declining margins due to increased competition and increased expense.  During this evaluation, the decision was made to also close its New Leaf division due to a higher than acceptable risk of sub prime lending in a volatile secondary market.  Although still active, all sub prime loans are closed by the purchasing lender (table funded).  During 2002, Old Second Mortgage Company became a wholly-owned subsidiary of Old Second Bank.  As of December 31, 2003, Old Second Mortgage Company employed 26 operations employees and 26 loan origination employees.

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

The Banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, Geneva, St. Charles, Burlington, Elburn, Maple Park, Kaneville, Sugar Grove, Naperville, Yorkville, Plano, Sandwich, Wasco, DeKalb and Ottawa communities and surrounding areas. Old Second Bank also offers complete trust and other fiduciary services to commercial customers and individuals. Non-FDIC insured mutual funds; a registered broker/dealer and member of NASD and SIPC provide stocks, bonds, securities, and annuities.

Currently, the primary lending area for Old Second Mortgage Company is the state of Illinois.

Lending Activities

General.  The Banks provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Banks actively market their services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Banks have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2003, residential mortgages made up approximately 31% of its loan portfolio, commercial real estate loans comprised approximately 35%, construction lending comprised 16%, general commercial loans comprised 15% and consumer lending comprised 3%. It is also the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Banks do not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (providing the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act.  The Banks strive to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Residential Real Estate Loans.   A majority of the residential mortgage loans that the Banks originate are in the form of 15 and 30 year fixed rate loans, which the Banks sell to outside investors.  The number of mortgages sold has increased in the past few years as a result of the interest rate reductions beginning in 2001.  Fixed and variable rate loans originated by Old Second Mortgage Company are sold; the mortgage company does not retain servicing rights.  The Banks also originate many variable rate residential mortgages.  The Banks retain the servicing of almost all variable rate residential mortgages that they originate.  Management believes that the retention of mortgage servicing provides the Company, on a consolidated basis, with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.  Moreover, the retention of such servicing rights allows the Banks to continue to have regular contact with mortgage customers and solidifies our involvement with the community.

Commercial Real Estate Loans. A large portion of the loan portfolio is comprised of commercial real estate loans.  The primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows, usually derived from rent, and caused by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from systemic downward shifts in the valuations of classes of properties over a given geographic area, and caused by changes in demand and other economic factors.  The Banks mitigate these risks through staying appraised of market conditions and maintenance of underwriting practices that provide for adequate cashflow margins and multiple repayment sources.  In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment.  The commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

In 2003, a significant number of commercial real estate borrowers elected to refinance their fixed rates loans with the Banks, ahead of the scheduled maturity dates for those loans, for the purpose of taking advantage of interest rates that were at recent-historic lows.  Also, with short-term rates remaining at very low levels, and a somewhat steep yield curve at times during the year, many other borrowers elected to select floating rate loan structures rather than fixed rate structures.  The impact of these events, in the short run, was to further an erosion of net interest margin that has been experienced over the course of the last three years.  Longer term, the increase in floating rate loans in the portfolio should position the Banks in a better position once interest rates do begin to move up again.

Construction Loans. The Banks originate loans to finance the construction of residential and commercial properties located in the Company’s market area. The Banks use underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project, and identification of a cashflow source to service the permanent loan, or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Banks disburse loan proceeds in increments as construction progresses and as inspections warrant.

Construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Construction development loans involve additional risks.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unseen event affecting the value of the project.   Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to the customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Banks are located in an area where a large amount of development activity is taking place, as rural and semi-rural areas are being suburbanized.  This growth is both unprecedented and not likely to occur again once the area has been fully developed, and therefore extends a one-time opportunity as well as some economic risks should a sudden shift occur in the local demand for housing. The Banks have attempted to address these risks by closely monitoring local real estate activity, strong underwriting procedures, construction monitoring, and by limiting the amount of construction development lending.

Commercial Loans. As noted above, the Banks are active commercial lenders.  The areas of emphasis include: loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers.  The Banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Banks may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for 1 year and have floating rates.  Commercial term loans range from 1 to 7 years with the majority falling in the 3 to 5 year range with rates fixed for the duration of the loan.  A recent trend has seen a decrease in the percentage of the portfolio attributed to commercial loans.  This trend reflects decreased demand for working capital and equipment financing over the course of the last two years, caused by the difficult economic environment faced by many companies since 2001.  Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Banks’ underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Consumer Loans. The Banks also provide many types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to our other loans, but generally carry higher risks of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Home equity lending is a rapidly growing segment of the Banks’ business and the largest share of consumer loans, having replaced indirect automobile financing over the course of the last few years.    The Banks have scaled back indirect auto financing in response to lower profit potential caused by low rates and continual incentive financing programs offered by dealers.

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

The Banks are subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area.  Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other banks. Within the Old Second Bank-Yorkville market, which includes portions of Kane and LaSalle counties and all of Kendall County, there are approximately 10 other banks or banking facilities and several savings and loan associations.

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

Old Second Mortgage Company faces vigorous competition in its retail operations. Competition for its retail products is principally based on location, convenience, service, quality, reputation and price. Within its retail mortgage banking market, there are approximately four large banks, two national mortgage bankers, and a number of small or mid-sized brokerage operations.

Employees

At December 31, 2003, the Company employed 537 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

The Company maintains a Web site at http://www.o2bancorp.com.  The Company makes available free of charge on or through its Web site, the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Senior Vice President and Chief Financial Officer, Old Second Bancorp Inc., 37 South River Street, Aurora, Illinois 60506-4172

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the ”Commissioner”), the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

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

Recent Regulatory Developments

National Bank Preemption.  On January 7, 2004, the OCC issued two final rules that clarify the federal character of the national banking system.  The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks.  That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC.  The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks.  These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks.  Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act.  On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy.  Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution.  The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions.  The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The Company has elected (and the Federal Reserve has accepted the Company’s election) to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the ”DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General.  Old Second Bank-Yorkville and Old Second Bank-Kane County  (the “State Banks”) are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  The State Banks are also members of the Federal Reserve System (“member banks”).  As Illinois-chartered, FDIC-insured member banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

The Old Second National Bank of Aurora (the “National Bank”) is a national bank chartered by the OCC under the National Bank Act. The deposit accounts of the National Bank are insured by the BIF, and the National Bank is a member of the Federal Reserve System. The National Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over the National Bank.

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks and national banks are required to pay supervisory assessments to the Commissioner and the OCC, respectively, to fund the operations of those agencies.  The amount of the assessment paid by an Illinois bank to the Commissioner is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the Commissioner. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).   During the year ended December 31, 2003, the State Banks paid supervisory assessments to the Commissioner totaling $91,000 and the National Bank paid supervisory assessments to the OCC totaling $268,000.

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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, regulations of the Federal Reserve and the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the Federal Reserve and the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2003: (i) none of the Bank Subsidiaries was subject to a directive from the Federal Reserve (in the case of the State Banks) or the OCC (in the case of the National Bank) to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because the Company controls each of the Bank Subsidiaries, the Bank Subsidiaries are commonly controlled for purposes of these provisions of federal law.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank Subsidiaries.  Under the Illinois Banking Act, the State Banks generally may not pay dividends in excess of their net profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the State Banks.  Generally, member banks may pay dividends out of their undivided profits, in such amounts and at such times as each bank’s board of directors deems prudent.  Without prior Federal Reserve approval, however, state member banks may not pay dividends in any calendar year that, in the aggregate, exceed their calendar year-to-date net income plus their retained net income for the two preceding calendar years.

Under the National Bank Act, the National Bank may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent.  Without prior OCC approval, however, the National Bank may not pay dividends in any calendar year that, in the aggregate, exceeds its respective year-to-date net income plus its respective retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  As of December 31, 2003, approximately $28.9 million was available to be paid as dividends by the Bank Subsidiaries.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve (in the case of the State Banks) and the OCC (in the case of the National Bank) may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

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

Branching Authority. Illinois banks, such as the State Banks, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as the National Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

State Bank Investments and Activities.  The State Banks generally are permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the State Banks.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million.  The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank Subsidiaries are in compliance with the foregoing requirements.

STATISTICAL DATA

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2003 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2003, 2002, and 2001

	2003			2002			2001
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest bearing deposits	$576	$1	0.15%	$67	$1	1.49%	$80	$3	3.75%
Federal funds sold	9,627	105	1.09	42,036	664	1.58	41,443	1,621	3.91
Securities:
Taxable	314,724	10,883	3.46	277,316	13,899	5.01	262,789	15,574	5.93
Non-taxable (tax equivalent)	64,997	3,825	5.88	58,873	3,980	6.76	55,628	4,135	7.43
Total securities	379,721	14,708	3.87	336,189	17,879	5.32	318,417	19,709	6.19
Loans and loans held for sale	1,227,924	74,562	6.07	1,001,224	68,566	6.85	820,929	65,103	7.93
Total interest earning assets	1,617,848	89,376	5.52	1,379,516	87,110	6.31	1,180,869	86,436	7.32
Cash and due from banks	45,993	—	—	41,603	—	—	35,291	—	—
Allowance for loan losses	(17,017)	—	—	(13,837)	—	—	(10,905)	—	—
Other noninterest-bearing assets	52,781	—	—	43,849	—	—	38,648	—	—
Total assets	$1,699,605			$1,451,131			$1,243,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	$216,859	836	0.39	$182,166	1,450	0.80	$154,274	1,775	1.15
Savings accounts	508,337	5,430	1.07	460,603	8,661	1.88	339,715	9,787	2.88
Time deposits	541,588	16,967	3.13	441,315	16,946	3.84	415,260	21,563	5.19
Interest bearing deposits	1,266,784	23,233	1.83	1,084,084	27,057	2.50	909,249	33,125	3.64
Repurchase agreements	46,990	511	1.09	42,455	662	1.56	29,903	1,069	3.57
Federal funds purchased and other borrowed funds	33,369	477	1.43	14,172	277	1.95	6,846	302	4.41
Trust preferred debentures	15,286	1,233	8.07
Notes payable	619	14	2.23	348	13	3.74	16,710	794	4.75
Total interest bearing liabilities	1,363,048	25,468	1.87	1,141,059	28,009	2.45	962,708	35,290	3.67
Noninterest bearing deposits	198,942	—	—	170,589	—	—	148,179	—	—
Accrued interest and other liabilities	12,362	—	—	12,328	—	—	13,634	—	—
Stockholders’ equity	125,253	—	—	127,155	—	—	119,382	—	—
Total liabilities and stockholders’ equity	$1,699,605			$1,451,131			$1,243,903
Net interest income (tax equivalent)		$63,908	3.66%		$59,101	3.86%		$51,146	3.65%
Net interest income (tax equivalent) to total earning assets			3.95%			4.28%			4.33%
Interest bearing liabilities to earnings assets	84.25%			82.71%			81.53%

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

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2003 Compared to 2002			2002 Compared to 2001
	Change Due to			Change Due to
	Average Balance	Average Rate	Total Change	Average Balance	Average Rate	Total Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$2	$(2)	$—	$—	$(2)	$(2)
Federal funds sold	(399)	(160)	(559)	23	(980)	(957)
Securities:
Taxable	1,699	(4,715)	(3,016)	826	(2,501)	(1,675)
Tax-exempt	390	(545)	(155)	232	(387)	(155)
Loans and loans held for sale	14,353	(8,357)	5,996	13,095	(9,632)	3,463
TOTAL EARNING ASSETS	16,045	(13,779)	2,266	14,176	(13,502)	674

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
Interest bearing transaction accounts	238	(852)	(614)	284	(609)	(325)
Savings accounts	823	(4,054)	(3,231)	2,871	(3,997)	(1,126)
Time deposits	3,458	(3,437)	21	1,285	(5,902)	(4,617)
Repurchase agreements	65	(216)	(151)	341	(748)	(407)
Federal funds purchased and
other borrowed funds	291	(91)	200	205	(230)	(25)
Trust preferred debentures	—	1,233	1,233
Notes payable	7	(6)	1	(641)	(140)	(781)
INTEREST BEARING LIABILITIES	4,882	(7,423)	(2,541)	4,345	(11,626)	(7,281)
NET INTEREST INCOME	$11,163	$(6,356)	$4,807	$9,831	$(1,876)	$7,955

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2003		2002		2001
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$2,011	0.49%	$1,509	0.39%	$2,590	0.80%
U.S. Government agencies	320,539	77.98%	282,435	72.57%	227,762	70.18%
States and political subdivisions	82,296	20.02%	59,672	15.33%	65,807	20.28%
Mortgage-backed securities	1,541	0.38%	42,476	10.91%	25,469	7.85%
Other securities	4,648	1.13%	3,124	0.80%	2,921	0.90%
	$411,035	100.00%	$389,216	100.00%	$324,549	100.00%

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 2003. Yields are calculated on a tax equivalent basis using a 35% rate.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$2,011	1.06%	$—	0.00%	$—	0.00%	$—	0.00%	$2,011	1.06%
U.S. government agencies	35,265	2.97%	238,103	2.06%	35,239	2.50%	977	2.50%	309,584	2.22%
U.S. government agency mortgage backed securities	—	0.00%	—	0.00%	8	5.31%	10,947	3.39%	10,955	3.39%
States and political subdivisions	6,966	3.59%	15,212	3.51%	25,456	4.03%	34,662	4.03%	82,296	3.90%
Collateralized mortgage obligations	—	0.00%	26	2.06%	987	2.50%	528	2.50%	1,541	2.49%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,648	6.00%	4,648	6.00%
Total	$44,242	2.98%	$253,341	2.15%	$61,690	3.13%	$51,762	3.98%	$411,035	2.63%

As of December 31, 2003, net unrealized gains of $4,992,000, offset by deferred income taxes of $1,987,000, resulted in an increase in equity capital of $3,005,000. As of December 31, 2002, net unrealized gain of $8,930,000, offset by deferred income taxes of $3,554,000, resulted in an increase in equity capital of $5,376,000.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2003	2002	2001	2000	1999
Commercial and industrial	$191,390	$208,535	$186,435	$165,049	$145,270
Real estate - commercial	456,391	411,122	310,297	214,837	175,010
Real estate - construction	218,519	120,899	112,206	84,096	58,833
Real estate - residential	408,789	262,304	214,740	190,603	159,743
Installment	44,449	59,007	71,780	75,169	65,491
Gross loans	1,319,538	1,061,867	895,458	729,754	604,347
Unearned discount	—	—	(3)	(22)	(78)
Total loans	1,319,538	1,061,867	895,455	729,732	604,269
Allowance for loan losses	(18,301)	(15,769)	(12,313)	(9,690)	(8,444)
Loans, net	$1,301,237	$1,046,098	$883,142	$720,042	$595,825

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2003:

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$297,306	$345,724	$127,142	$78,140	$50,646	$898,958
Real estate	18,568	41,335	3,676	6,766	191,140	261,485
Installment	11,568	38,906	15,717	1,877	91,027	159,095
Total	$327,442	$425,965	$146,535	$86,783	$332,813	$1,319,538

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2003	2002	2001	2000	1999
Nonaccrual loans	$2,265	$4,803	$2,560	$1,582	$1,298
Loans past due 90 days or more and still accruing interest	381	641	771	532	742
Restructured loans	—	—	—	—	—
Total nonperforming loans	2,646	5,444	3,331	2,114	2,040
Other real estate	663	131	—	357	79
Total nonperforming assets	$3,309	$5,575	$3,331	$2,471	$2,119

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $183,000, $6,000, and $137,000 was recorded during 2003, 2002, and 2001, respectively, on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2003, 2002, and 2001, had these loans been on an accrual basis throughout the year, was approximately $165,000, $287,000, and $203,000, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2003	2002	2001	2000	1999
Average total loans (exclusive of loans held for sale)	$1,183,290	$969,982	$794,147	$662,566	$573,157

Allowance at beginning of year	$15,769	$12,313	$9,690	$8,444	$7,823
Charge-offs:
Commercial and industrial	971	752	1,063	402	366
Real estate	42	25	145	37	48
Installment and other loans	463	383	294	263	238
Total charge-offs	1,476	1,160	1,502	702	652
Recoveries:
Commercial and industrial	489	462	142	369	246
Real estate	25	128	4	8	20
Installment and other loans	243	221	139	191	77
Total recoveries	757	811	285	568	343
Net charge-offs	719	349	1,217	134	309
Provision for loan losses	3,251	3,805	3,840	1,380	930
Allowance at end of period	$18,301	$15,769	$12,313	$9,690	$8,444

Net charge-offs to average loans	0.06%	0.04%	0.15%	0.02%	0.05%
Allowance at year end to average loans	1.55%	1.63%	1.55%	1.46%	1.47%

The provision for loan losses is based upon management’s estimate of losses inherent in the portfolio and its evaluation of the adequacy of the allowance for loan losses.  Factors which influence management’s judgement in estimating loan losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, and other factors that, in management’s judgment, deserve evaluation in estimating loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2003		2002		2001		2000		1999
	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans

Commercial and industrial	$3,728	14.5%	$6,016	19.5%	$5,574	20.8%	$5,230	22.6%	$5,040	24.0%
Real estate - commercial	5,766	34.7%	4,500	38.8%	3,233	34.6%	1,102	29.5%	712	29.0%
Real estate - construction	6,080	16.5%	1,166	11.5%	827	12.5%	480	11.5%	230	9.7%
Real estate - residential	277	30.9%	500	24.7%	654	24.1%	962	26.1%	658	26.4%
Installment and other loans	1,410	3.4%	945	5.5%	799	8.0%	1,760	10.3%	1,665	10.8%
Unallocated	1,040	—	2,642	—	1,226	—	156	—	139	—
Total	$18,301	100.0%	$15,769	100.0%	$12,313	100.0%	$9,690	100.0%	$8,444	100%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

	Within One Year Amount	One to Three Years Amount	Three to Five Years Amount	Over Five Years Amount	Total Amount

Deposits without a stated maturity	$952,277	$—	$—	$—	$952,277
Certificates of deposit	345,159	179,789	47,409	—	572,357
Federal funds borrowed and securities repurchase agreements	150,548	—	—	—	150,548
Borrowed funds	500	—	—	—	500
Trust preferred debentures	—	—	—	30,216	30,216
Purchase obligations	1,250	640	13	—	1,903
Other	3,346	—	—	—	3,346
Total	$1,453,080	$180,429	$47,422	$30,216	$1,711,147

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Because the derivative liabilities recorded on the balance sheet at December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above.

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

Commitments:  The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$92,914	$14,248	$1,962	$18,788	$127,912
Revolving open end residential	32,911	11,049	338	79,106	123,404
Other	137,017	7,868	204	87	145,176
Financial standby letters of credit	9,694	956	20	25	10,695
Performance standby letters of credit	12,208	3,711	—	—	15,919
Commercial letters of credit	1,352	—	—	—	1,352
Total	$286,096	$37,832	$2,524	$98,006	$424,458

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

SELECTED RATIOS

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

	2003	2002	2001
Return on average total assets	1.30%	1.39%	1.38%
Return on average equity	17.65%	15.84%	14.43%
Average equity to average assets	7.37%	8.76%	9.60%
Dividend payout ratio	25.48%	27.66%	25.25%

Item 2.    Properties

The Company’s corporate headquarters and the main office of Old Second Bank are located at 37 South River Street, Aurora, Illinois. Old Second Bank has full-service branches located in Illinois at: 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; Cross Street at Illinois and Route 47, Sugar Grove; 815 E Ogden Avenue, Naperville; 23 South Fourth Street, Geneva; 801 South Kirk Road, St. Charles; and 1230 North Orchard Road, Aurora.  Old Second Bank has trust offices at 37 South River Street in Aurora.

Old Second Bank-Yorkville is located at 102 East Van Emmon Street, Yorkville, with branches at 408 East Countryside Parkway in Yorkville, 6800 West Route 34 in Plano, 323 East Norris Drive in Ottawa and 410 East Church Street in Sandwich. Old Second Bank-Kane County is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco, at 194 South Main Street in Burlington, 1100 South County Line Road, Maple Park, 2 S 101 Harter Road, Kaneville and 1810 Dekalb Avenue, Sycamore.

With the exception of Yorkville’s main banking facility, all Banks have onsite 24 hour Automatic Teller Machines (“ATMs”). Old Second Bank also has twenty offsite ATMs, Yorkville has one offsite ATM, and Kane has two offsite ATMs.  Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

Old Second Mortgage Company operates a retail division from leased offices in St. Charles, Sycamore, Wheaton, and Aurora, Illinois. The main office is located at 2325 Dean Street in St. Charles.

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

There were no items submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company incorporates by reference the information contained on page 37 of the 2003 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of January 31, 2004 there were approximately 1,200 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 30 and 31 of the 2003 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note Q: Capital.”

The Company paid dividends as set forth in the table incorporated by reference above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Banks, and the Banks are subject to regulatory limitations on the amount of cash dividends it may pay. See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank Subsidiaries – Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $30.2 million in junior subordinated debentures to Old Second Capital Trust I in connection with its trust preferred offering.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends and the Company expects to be able to continue to pay dividends in the future.

Item 6.    Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2003 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp Inc. and Subsidiaries Financial Highlights.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 5 – 13 of the 2003 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 11 of the 2003 Annual Report (attached hereto as Exhibit 13) under the caption “Interest Rate Risk.”

Item 8.    Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2003 Annual Report (attached hereto as Exhibit 13):

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Election of Directors” and “Corporate Governance and the Board of Directors.”

Executive Officers of the Registrant and Subsidiary

Name, Age and Year Became Executive Officer of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 53 1992	President and CEO of the Company

J. Douglas Cheatham Age 47 1999	Senior Vice-President and Chief Financial Officer of the Company since May 1999. Previously, Mr. Cheatham was Vice-President and Chief Financial Officer of Merchants Bancorp, Inc.

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2003.

Item 11. Executive Compensation

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Election of Directors,” and under the caption “Executive Compensation.” The sections in the Proxy Statement marked “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2003 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options.	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	285,133	$30.381	268,333
Equity compensation plans not approved by security holders	—	—	—
Total	285,133	$30.381	268,333

Item 13. Certain Relationships and Related Transactions

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Transactions with Management.”

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Ratification of our Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2003 Annual Report (attached hereto as Exhibit 13).

(a)(2)  Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601 Table II. No.

3.1	Articles of Incorporation of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

3.2	By-laws of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to of the Company’s 10 - K filed on March 27, 2000).

10.2	Old Second Bancorp Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003).

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed as Exhibit (b) (1) to the Company’s Schedule TO-I filed on May 20, 2003).

13.1	The Company’s 2003 Annual Report to Stockholders

22.1	A list of all subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A report on Form 8-K was filed on October 17, 2003 under Item 5 which reported the Company’s third quarter financial information in the form of a press release.

A report on Form 8-K was filed on January 16, 2004 under Item 5 which reported the Company’s fourth quarter and fiscal year financial information in the form of a press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD SECOND BANCORP INC.

	BY:	/s/ William B. Skoglund
William B. Skoglund

Chairman of the Board, Director
President and Chief Executive Officer
(principal executive officer)

	BY:	/s/ J. Doug Cheatham
J. Doug Cheatham

Senior Vice-President and
Chief Financial Officer, Director
(principal financial officer)

DATE: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 12, 2004
William B. Skoglund

Senior Vice-President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 12, 2004
J. Douglas Cheatham

/s/ Walter Alexander	Director	March 12, 2004
Walter Alexander

/s/ Edward Bonifas	Director	March 12, 2004
Edward Bonifas

/s/ Marvin Fagel	Director	March 12, 2004
Marvin Fagel

/s/ William Kane	Director	March 12, 2004
William Kane

/s/ Kenneth Lindgren	Director	March 12, 2004
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 12, 2004
Jesse Maberry

/s/ William Meyer	Director	March 12, 2004
William Meyer

/s/ D. Chet McKee	Director	March 12, 2004
D. Chet McKee

/s/ Gerald Palmer	Director	March 12, 2004
Gerald Palmer

/s/ James Carl Schmitz	Director	March 12, 2004
James Carl Schmitz

/s/ Dr. Christine Sobek	Director	March 12, 2004
Dr. Christine Sobek

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1	Articles of Incorporation of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

3.2	By-laws of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10 - K filed on March 27, 2000).

10.2	Old Second Bancorp Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003).

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed as Exhibit (b) (1) to the Company’s Schedule TO-I filed on May 20, 2003).

13.1	The Company’s 2003 Annual Report to Stockholders

22.1	A list of all subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002