Form 10-Q
period 2004-03-31
OLD SECOND BANCORP INC
filed 2004-05-10
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2004, the Registrant had outstanding 6,706,107 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and due from banks	$45,088	$54,999
Interest bearing balances with banks	88	169
Cash and cash equivalents	45,176	55,168
Securities available for sale	391,004	411,035
Loans held for sale	19,890	14,756
Loans	1,391,220	1,319,538
Allowance for loan losses	18,311	18,301
Net loans	1,372,909	1,301,237
Premises and equipment, net	33,199	33,033
Other real estate owned	921	663
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	977	1,066
Accrued interest and other assets	34,199	19,756
Total assets	$1,900,405	$1,838,844

Liabilities
Deposits:
Demand	$210,666	$214,439
Savings	727,538	737,838
Time	634,457	572,357
Total deposits	1,572,661	1,524,634
Securities sold under repurchase agreements	35,161	47,848
Other short-term borrowings	123,020	106,046
Trust preferred debentures	30,231	30,216
Notes payable	500	500
Accrued interest and other liabilities	15,390	12,606
Total liabilities	1,776,963	1,721,850

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 10,000,000 shares; issued 8,242,221 in 2004 and 8,229,854 in 2003; outstanding 6,706,107 in 2004 and 6,693,740 in 2003	8,242	8,230
Additional paid-in capital	12,316	11,940
Retained earnings	148,885	144,157
Accumulated other comprehensive income	4,337	3,005
Treasury stock, at cost, 1,536,114 shares in 2004 and 2003	(50,338)	(50,338)
Total stockholders’ equity	123,442	116,994
Total liabilities and stockholders’ equity	$1,900,405	$1,838,844

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Interest income
Loans, including fees	$19,596	$16,930
Loans held for sale	114	506
Securities:
Taxable	2,825	2,976
Tax-exempt	718	587
Federal funds sold	1	60
Total interest income	23,254	21,059
Interest expense
Savings deposits	1,314	1,787
Time deposits	4,011	4,460
Repurchase agreements	94	165
Other short-term borrowings	371	23
Trust preferred debentures	617	—
Notes payable	5	—
Total interest expense	6,412	6,435
Net interest income	16,842	14,624
Provision for loan losses	—	855
Net interest income after provision for loan losses	16,842	13,769
Noninterest income
Trust income	1,373	1,262
Service charges on deposits	1,708	1,618
Secondary mortgage fees	197	452
Gain on sale of loans	1,217	3,118
Securities gains, net	640	34
Other income	1,076	926
Total noninterest income	6,211	7,410
Noninterest expense
Salaries and employee benefits	8,426	8,535
Occupancy expense, net	946	849
Furniture and equipment expense	1,019	1,063
Amortization of core deposit intangible assets	89	89
Other expense	3,289	2,620
Total noninterest expense	13,769	13,156
Income before income taxes	9,284	8,023
Provision for income taxes	3,214	2,816
Net income	$6,070	$5,207
Per share information:
Ending number of shares	6,706,107	7,420,505
Average number of shares	6,700,042	7,414,354
Diluted average number of shares	6,770,058	7,471,445
Basic earnings per share	$0.91	$0.70
Diluted earnings per share	$0.90	$0.70
Dividends paid per share	$0.20	$0.20

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(In thousands)

	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$6,070	$5,207
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	741	667
Changes in mortgage servicing rights,net	(8)	28
Provision for loan losses	—	855
Net change in mortgage loans held for sale	(5,134)	15,446
Change in current income taxes payable	7,745	2,829
Change in accrued interest and other assets	(14,435)	(290)
Change in accrued interest and other liabilities	(5,845)	192
Premium amortization and discount accretion on securities	827	1,184
Securities gains, net	(640)	(34)
Amortization of core deposit intangible assets	89	89
Tax benefit from stock options exercised	150	235
Net cash provided (used) by operating activities	(10,440)	26,408

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	40,390	72,164
Purchases of securities available for sale	(18,333)	(70,896)
Net change in loans	(71,672)	(54,302)
(Purchase) sales of other real estate	(258)	69
Net purchases of premises and equipment	(907)	(1,480)
Net cash used by investing activities	(50,780)	(54,445)

Cash flows from financing activities
Net change in deposits	48,027	5,436
Net change in repurchase agreements	(12,687)	7,513
Net change in other borrowings	16,989	(4,203)
Proceeds from exercise of stock options	238	615
Dividends paid	(1,339)	(1,479)
Purchase of treasury stock	—	(189)
Net cash provided (used) by financing activities	51,228	7,693
Net change in cash and cash equivalents	(9,992)	(20,344)
Cash and cash equivalents at beginning of period	55,168	73,064
Cash and cash equivalents at end of period	$45,176	$52,720

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s 2003 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts, reported in the financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements for the year ended December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Note 2 – Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2004:
U.S. Treasuries	$2,003	$6	$—	$2,009
U.S. Government agencies	281,910	5,154	42	287,022
States and political subdivisions	93,929	2,277	228	95,978
Mortgage backed securities	1,252	38	1	1,289
Other securities	4,706	—	—	4,706
	$383,800	$7,475	$271	$391,004
December 31, 2003:
U.S. Treasuries	$2,004	$7	$—	$2,011
U.S. Government agencies	317,353	3,726	540	320,539
States and political subdivisions	80,559	2,133	396	82,296
Mortgage backed securities	1,479	62	—	1,541
Other securities	4,648	—	—	4,648
	$406,043	$5,928	$936	$411,035

Note 3 – Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2004	2003
Commercial and industrial	$183,165	$192,444
Real estate - commercial	474,572	459,014
Real estate - construction	270,582	218,519
Real estate - residential	423,414	408,789
Installment	42,857	44,449
	1,394,590	1,323,215
Unearned origination fees	(3,370)	(3,677)
	$1,391,220	$1,319,538

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of  March 31, are summarized as follows:

	2004	2003
Balance, January 1	$18,301	$15,769
Provision for loan losses	—	855
Loans charged-off	(75)	(572)
Recoveries	85	203
Balance, end of period	$18,311	$16,255

Note 5 – Deposits

Major classifications of deposits were as follows:

	March 31,	December 31,
	2004	2003
Noninterest bearing	$210,666	$214,439
Savings	124,245	116,565
NOW accounts	232,746	234,184
Money market accounts	370,547	387,089
Certificates of deposit of less than $100,000	419,949	390,353
Certificates of deposit of $100,000 or more	214,508	182,004
	$1,572,661	$1,524,634

Note 6 – Borrowings

The Company had a $30 million line of credit available with Marshall & Ilsley under which there was an outstanding balance of $500,000 as of March 31, 2004, and also had a $20 million line of credit available with Marshall & Ilsley under which there was an outstanding balance of $500,000 as of December 31, 2003.  A revolving business note dated May 1, 2003 secures the line of credit and is guaranteed by the Company.   The note provides that any outstanding principal will bear interest at our option; at the rate of either 1% over the previous month average Federal Reserve targeted rate (federal funds rate) or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes.

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies at March 31, 2004 and December 31, 2003.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $3.7 million at March 31, 2004 and December 31, 2003.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, they accept TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of March 31, 2004 and December 31, 2003, the TT&L deposits were $1.3 million and $3.1 million, respectively.

At March 31, 2004 and December 31, 2003, respectively, short-term borrowings totaled $158.7 million at a weighted average rate of .96% and $154.4 million at a weighted average rate of 1.2%.   The increase in short-term borrowings was primarily the result of asset growth during 2004 that exceeded deposit growth. During 2004, loans and securities grew $56.8 million while deposits grew $48.0 million.

The following table reflects categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity of the Company at the end of the period. For the year ended December 31, 2003, securities sold under repurchase agreements met the criteria. For the quarter ended March 31, 2004, securities sold under repurchase agreements and federal funds sold met the criteria.   Information presented is as of or for the periods indicated:

	March 31,	December 31,
	2004	2003
Balance at end of period	$130,038	$47,848
Weighted average interest rate	1.28%	0.85%
Maximum month-end amount outstanding during the year	$149,790	$63,681
Average amount outstanding during the year	$136,261	$46,990
Weighted average interest rate during the year	1.22%	1.09%

Note 7– Cumulative Trust Preferred Securities

During June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased at $42.50 per share.  The total cash payment required to complete the tender offer was approximately $30.7 million, which was funded by the sale of trust preferred securities.  The Company completed the sale of $27.5 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years using the straight-line method.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements.

Note 8– Long-Term Incentive Plan

The Long-Term Incentive Plan the “Incentive Plan” currently authorizes the issuance of up to 666,000 shares of the Company’s common stock, including the granting of qualified stock options, nonqualified stock options, restricted stock and stock appreciation rights. Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors. The Incentive Plan requires the exercise price of any incentive stock option issued to an employee to be at least equal to the fair market value of Company common stock on the date the option is granted. All stock options are granted for a maximum term of ten years, with vesting occurring during the first three years.

Nonqualified stock options may be granted to directors based on a formula. These options, along with other awards under the Incentive Plan, may be granted subject to a vesting requirement, and would become fully vested upon a merger or change in control of the Company. Since December 31, 1998, there have been no nonqualified stock options, stock appreciation rights, or restricted stock issued under the Incentive Plan.

A summary of activity in the Incentive Plan and options outstanding is included below:

	March31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning outstanding	285,133	$30.381	264,400	$24.802
Granted	—	—	55,000	50.150
Exercised	(12,067)	19.293	(34,267)	19.064
Expired	—	—	—	—
Ending outstanding	273,066	$30.871	285,133	$30.381

At period-end:
Options exercisable	164,731		176,798
Range of exercise price		$11.70 - $50.15		$11.70 - $50.15
Weighted average contractual life in years	6.2		7.5
Weighted average fair value of options granted during the year		$—		$15.95

The Company accounts for stock options in accordance with APB No. 25, as allowed under SFAS No. 123.  No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date.  There were no stock options granted in 2004.

The following pro forma information presents net income and earnings per share had the fair value method of S F A S No. 123 been used to measure compensation cost for stock option plans.

	March 31,	March 31,
	2004	2003
Net income as reported	$6,070	$5,270
Pro forma net income	5,975	5,112
Basic earnings per share as reported	0.91	0.70
Pro forma basic earnings per share	0.89	0.69
Diluted earnings per share as reported	0.90	0.70
Pro forma diluted earnings per share	0.88	0.69

The pro forma effects were computed using option-pricing models with the following assumptions:

Risk free interest rate	4.00	% -	4.45%
Expected option life, in years	10
Expected stock price volatility	24.3	% -	26.7%
Dividend yield	2.00%

Note 9 – Earnings Per Share

Earnings per share is included below (share data not in thousands):

	Three Months Ended March 31,
	2004	2003
Basic earnings per share:
Weighted-average common shares outstanding	6,700,042	7,414,354
Net income	$6,070	$5,207
Basic earnings per share	$0.91	$0.70

Diluted earnings per share:
Weighted-average common shares outstanding	6,700,042	7,414,354
Dilutive effect of stock options	70,016	57,091
Diluted average common shares outstanding	6,770,058	7,471,445
Net income	$6,070	$5,207
Diluted earnings per share	$0.90	$0.70

Note 10 – Comprehensive Income

Comprehensive income is included below:

	Three Months Ended March 31,
	2004	2003
Change in net holding gains on available for sale securities arising during the period	$2,212	$(622)
Related tax expense	(880)	248
Net unrealized gains/ (losses)	1,332	(374)

Less: Reclassification adjustment for the net gains realized during the period
Realized net gains	629	34
Related tax expense	(220)	(12)
Net realized gains	409	22
Total other comprehensive income	$1,741	$(352)

Note 11 – Retirement Plans

The Company has a tax-qualified noncontributory defined benefit retirement plan covering substantially all full-time and regular part-time employees of the Company. Generally, benefits are based on years of service and compensation. Certain participants in the defined benefit plan are also covered by an unfunded supplemental retirement plan. The purpose of the supplemental retirement plan is to extend full retirement benefits to individuals without regard to statutory limitations under tax-qualified plans.

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$354,863	$272,417	$19,111	$14,992
Interest cost	217,690	184,212	22,414	18,016
Expected return on plan assets	(190,509)	(166,821)	—	—
Amortization of transition obligation / (asset)	—	(21,488)	—	—
Amortization of prior service cost	1,360	1,360	4,254	4,254
Recognized net actuarial (gain) / loss	55,725	26,480	19,038	10,067
Net periodic benefit cost	$439,129	$296,160	$64,817	$47,329

	2004	2003
Key assumptions:
Discount rate	5.80%	5.80%
Long-term rate of return on assets	7.50%	7.50%
Salary increases	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $419,000 and $444,000 in the first quarter of 2004 and 2003, respectively.

Item 2.   Managements’ Discussion and Analysis of Financial Condition and Results for Operations

Overview

Old Second Bancorp is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage and LaSalle counties in Illinois.  The Company provides financial services through its three subsidiary banks at its twenty-three banking locations.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its four offices.  Old Second Financial, Inc provides insurance products.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

Net income for the first quarter of 2004 was $6.07 million, or $ 0.90 diluted earnings per share, compared with $5.21 million, or $ 0.70 diluted earnings per share in the first quarter of 2003.  The result was a 16.57% increase in earnings, or 28.57% on a per share basis. Earnings were enhanced by strong asset growth, the gain on sale of securities, the reduction of the loan loss provision and a decrease in the tax provision.  The return on equity increased to 20.22% in the first three months of 2004, from 15.57% for the same period of 2003.  In June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased, thereby reducing the average shares outstanding in 2004 and increasing earnings per share and return on equity.

Net Interest Income

The increase in net income for the three-month period was primarily the result of an increase in net interest income.  Net interest income was $16.8 million and $14.6 million during the three months ended March 31, 2004 and 2003, respectively, an increase of 15.2%.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of The Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2004 and 2003.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

For periods ended March 31, 2004 and 2003

	2004			2003
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$112	$0	1.21%	$58	$0	1.29%
Federal funds sold	528	1	0.86	21,145	60	1.15
Securities:
Taxable	328,810	2,825	3.46	326,270	2,976	3.70
Non-taxable (tax equivalent)	80,959	1,159	5.76	56,318	952	6.86
Total securities	409,769	3,984	3.91	382,588	3,928	4.16
Loans and loans held for sale	1,368,188	19,710	5.79	1,118,846	17,436	6.32
Total interest earning assets	1,778,597	23,695	5.36	1,522,637	21,424	5.71
Cash and due from banks	47,916	—	—	44,107	—	—
Allowance for loan losses	(18,445)	—	—	(16,120)	—	—
Other noninterest-bearing assets	52,425	—	—	49,270	—	—
Total assets	$1,860,493			$1,599,894

Liabilities and stockholder’s equity
Interest bearing transaction accounts	$616,320	1,241	0.81	$568,185	1,621	1.16
Savings accounts	119,782	73	0.25	110,521	166	0.61
Time deposits	598,632	4,011	2.69	529,466	4,460	3.42
Interest bearing deposits	1,334,734	5,325	1.60	1,208,172	6,247	2.10
Repurchase agreements	40,763	94	0.93	56,437	165	1.19
Federal funds purchased and other borrowed funds	113,629	371	1.31	6,249	23	1.49
Trust preferred debentures	30,223	617	8.21	—	—	0.00
Notes payable	981	5	2.22	—	—	0.00
Total interest bearing liabilities	1,520,330	6,412	1.70	1,270,858	6,435	2.05
Noninterest bearing deposits	208,808	—	—	181,596	—	—
Accrued interest and other liabilities	10,632	—	—	11,840	—	—
Stockholders’ equity	120,723	—	—	135,600	—	—
Total liabilities and stockholder’s equity	$1,860,493			$1,599,894
Net interest income (tax equivalent)		$17,283			$14,989
Net interest income (tax equivalent) to total earning assets			3.91%			3.99%
Interest bearing liabilities to earnings assets	85.48%			83.46%

Notes:             Nonaccrual loans are included in the above stated average balances.
Tax equivalent basis is calculated using a marginal tax rate of 35%.

Yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries are reviewed on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources.

	Three Months Ended March 31,
	2004	2003

(A) Interest income (GAAP)	$23,254	$21,059
Taxable-equivalent adjustment - Loans	54	48
Taxable-equivalent adjustment - Investments	387	316
Interest income - FTE	$23,695	$21,424
(B) Interest expense (GAAP)	6,412	6,435
Net interest income - FTE	$17,283	$14,989
(C) Net interest income - (GAAP) (A minus B)	$16,842	$14,624
Net interest margin (GAAP)	3.81%	3.90%
Net interest margin - FTE	3.91%	3.99%

Provision for Loan Losses

The Company did not make a provision for loan losses during the first quarter compared to a provision of $855,000 during the first quarter of the previous year. The determination by management to maintain the level of the allowance for loan losses at the year-end level was based on a number of factors, including the quality of the loan portfolio and past favorable loan loss experience. Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net recoveries for the first quarter of 2004 were $10,000 compared with net charge-offs of $369,000 in the first quarter of 2003.  Total loan charge-offs were $75,000 during the first three months of 2004, compared with $572,000 during the first three months of 2003, while recoveries for the same periods were $85,000 and $203,000, respectively.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.32% as of March 31, 2004, compared to 1.39% as of December 31, 2003 and 1.46% as of March 31, 2003.  In

management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such loss will not exceed the estimated amounts in the future.

Nonperforming loans of $2.2 million as of March 31, 2004, were down from $2.6 million as of December 31, 2003. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $2.3 million as of December 31, 2003 to $2.0 million as of March 31, 2004.  The allowance for loan losses as a percentage of nonperforming loans was 826.68% at March 31, 2004 as compared to 691.65% as of December 31, 2003.  Asset quality has remained strong, as demonstrated by net charge-offs decreasing from $369,000 in the first quarter of 2003 to net recoveries of $10,000 in the first quarter of 2004.

Past due and nonaccrual loans for periods ended March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
Nonaccrual loans	$1,967	$2,265
Interest income recorded on nonaccrual loans	351	183
Interest income which would have been accrued on nonaccrual loans	40	165
Loans 90 days or more past due and still accruing interest	248	381

Noninterest Income

Noninterest income was $6.2 million during the first quarter of 2004 and $7.4 million in the first quarter of 2003, a decrease of $1.2 million, or 16.20%.  A decrease in loan originations in the first quarter of 2004 led to a decrease in the gain on sale of loans of $1.9 million, or 60.97% and a decrease in secondary mortgage fees of $255,000 or 56.42%.  During the first quarter of 2004, increased activity resulted in a gain on the sale of securities of $640,000, compared with $34,000 in the first quarter 2003.  Service charges on deposits increased $90,000, or 5.56% for the three-month period.  Trust assets under management increased from $746.8 million at March 31, 2003 to $863.0 million at March 31, 2004 resulting in an increase in trust income of  $111,000 or 8.8% for the first quarter of 2004.

Noninterest Expense

Noninterest expense was $13.8 million for the first three months of 2004, an increase of $613,000, or 4.66%, from $13.2 million in the first three months of 2003.  Salaries and benefits, which is the largest component of noninterest expense, decreased $109,000, or 1.28% from the same quarter of 2003.  The full-time equivalent number of employees was 535 as of March 31, 2004, as compared with 522 one year earlier.  In addition to increased staffing and merit increases, commissions and incentives tied to earnings performance also increased.  Employee benefit expenses increased as well, primarily due to higher employee healthcare insurance, retirement benefits, and payroll taxes associated with the salary increases.  Net occupancy expenses increased $97,000, or 11.43%, and furniture and equipment expenses decreased $44,000 or 4.14% from the first quarter of the prior year.  As the Company continues to expand into and develop new markets, related facility and employee expenses have increased accordingly.

Other expense, which consists primarily of postage, processing fees, professional fees and marketing fees, increased from $2.6 million in the first quarter of 2003 to $3.3 million in the first quarter of 2004 due to the increased expenses related to expansion into and development of new markets.

On September 24, 2001, Sheryl H. Kuzman brought suit against Old Second Bank-Yorkville, a wholly owned subsidiary of Old Second Bancorp Inc. and formerly known as Yorkville National Bank, in the 12th Judicial Circuit Court, Will County, Illinois.  The plaintiff alleged defamation by the bank and a bank official and sought monetary damages.  On March 30, 2004, a jury verdict in favor of the plaintiff was entered awarding approximately $700,000 in compensatory damages and $1.5 million in punitive damages. Old Second intends to file post-trial motions, including a request to overturn the verdict or grant a new trial, or, in the alternative, reduce the amount awarded by the jury.  If those motions are not granted, Old Second expects to appeal to the Third Appellate District of the State of Illinois.    Old Second has not taken a charge against earnings in its financial statements for the quarter ended March 31, 2004 related to this matter.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $3.2 million and $2.8 million for the first quarter of 2004 and 2003 respectively. The first quarter average effective income tax rate for 2004 and 2003 was 34.6% and 35.1%, respectively.

Financial Condition

Assets

Total assets were $1.90 billion at March 31, 2004, an increase of $61.6 million from $1.84 billion at December 31, 2003.

Loans

Total loans were $1.39 billion as of March 31, 2004, an increase of $71.7 million or 5.43% for the three-month period, from $1.32 billion as of December 31, 2003. The largest increases in loan classifications were in real estate construction loans, which increased $52.1 million, or 23.8%. These changes reflected the continuing loan demand in the markets in which the Company operates.  The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 82.1% of the portfolio as of December 31, 2003 and 83.8% of the portfolio as of March 31, 2004.

Securities

Securities totaled $391.0 million as of March 31, 2004 a decrease of $20.0 million from $411.0 million as of December 31, 2003.  During March 2004, the Company purchased $20 million in bank-owned life insurance (BOLI) that was reported in other assets on the financial statements. The BOLI purchase was funded by the sale of $20 million of securities, which resulted in a net gain of $629,000.   The net unrealized gains, net of deferred taxes, in the portfolio increased from  $3.0 million as of December 31, 2003 to $4.3 million as of March 31, 2004.

Deposits and Borrowings

Total deposits were $1.57 billion as of March 31, 2004, an increase of $48.0 million from $1.52 billion as of December 31, 2003.  Demand deposits decreased $3.8 million during the first three months from $214.4 million to $210.7 million or 1.76%.  At the same time, savings deposits, which include money market accounts, decreased $10.3 million or 1.4% from $737.8 million to $727.5 million.  Time deposits increased $62.1 million from $572.4 million to $634.5 million or 10.9% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $47.8 million as of December 31, 2003, to $35.2 million as of March 31, 2004. Other short-term borrowings increased from $106.0 million to $123.0 million due to a Federal Home Loan advance of $26.5 million.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of March 31, 2004.

The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of March 31, 2004.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2004:
Total capital to risk weighted assets
Consolidated	$164,523	11.19%	$117,621	8.00%	$147,027	10.00%
Old Second National Bank	114,714	11.34	80,927	8.00	101,159	10.00
Tier 1 capital to risk weighted assets
Consolidated	146,212	9.94	58,838	4.00	88,257	6.00
Old Second National Bank	102,127	10.09	40,486	4.00	60,730	6.00
Tier 1 capital to average assets
Consolidated	146,212	7.86	74,408	4.00	93,010	5.00
Old Second National Bank	102,127	7.87	51,907	4.00	64,884	5.00

December 31, 2003:
Total capital to risk weighted assets
Consolidated	$158,377	11.40%	$111,142	8.00%	$138,927	10.00%
Old Second National Bank	110,872	11.79	75,231	8.00	94,039	10.00
Tier 1 capital to risk weighted assets
Consolidated	140,993	10.14	55,619	4.00	83,428	6.00
Old Second National Bank	99,105	10.54	37,611	4.00	56,417	6.00
Tier 1 capital to average assets
Consolidated	140,993	7.91	71,299	4.00	89,123	5.00
Old Second National Bank	99,105	7.98	49,677	4.00	62,096	5.00

During June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased at $42.50 per share.  The total cash payment required to complete the tender offer was approximately $31.6 million, which was funded by the issuance of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I (Nasdaq:OSBCP).  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years using the straight-line method.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%, and are included in interest expense in the consolidated financial statements.

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customer’s credit needs, to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash outflows from operating activities were $10.4 million in the first three months of 2004, compared with net cash inflows of $26.4 million in the first three months of 2003. The decrease in cash inflows was related to the increase in loans held for sale of $5.1 million.  The cash outflow in accrued interest and other assets was directly related to the $20 million purchase of BOLI recorded in other assets. The cash outflows in accrued interest and other liabilities were related to the changes in income taxes payable.  Interest received, net of interest paid, was the principal use of operating cash outflows in both periods reported.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $50.8 million in the three months ended March 31, 2004, compared to $54.4 million a year earlier. In the first three months of 2004, securities transactions accounted for a net inflow of $22.1 million, and net principal disbursed on loans accounted for net outflows of $71.7 million. In the first three months of 2003, securities transactions accounted for a net inflow of $1.3 million, and net principal disbursed on loans accounted for net outflows of $54.3 million.  Cash outflows for property and equipment were $907,000 in 2004 compared to $1.5 million for the same three months of 2003.

Cash inflows from financing activities included an increase in deposits of $48.0 million and a decrease in fed funds purchased and repurchase agreements of $12.7 million in the first three months of 2004, offset by a $17.0 million increase in other short-term borrowings.  This compares with a net cash inflow of $7.7 million associated with an increase in deposits of $5.4 million, and an increase in repurchase agreements of $7.5 million, offset by a reduction to other short-term borrowings of $4.2 million during the first three months of 2003.

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

The Company analyzes interest rate risk by examining the extent to which assets and liabilities are interest rate sensitive. The interest sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period, and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income, while a positive gap would tend to positively affect net interest income. The Company’s policy is to manage the balance sheet so that fluctuations in the net interest margin are minimized, regardless of the level of interest rates.

The accompanying table does not necessarily indicate the future impact of general interest rate movements on the Company’s net interest income, because the repricing of certain assets and liabilities is discretionary, and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur. Although securities available for sale are reported in the earliest time frame in which maturity or repricing may occur, these securities may be sold in response to changes in interest rates or liquidity needs.

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

3/31/2004

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$88	$—	$—	$—	$—	$—	$88
Average interest rate	0.88%	0.00%	0.00%	0.00%	0.00%	0.00%	0.88%

Federal funds sold	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Securities	$67,328	$58,870	$70,293	$57,881	$40,810	$95,822	$391,004
Average interest rate	3.17%	3.03%	3.02%	3.12%	3.48%	3.90%	3.33%

Fixed rate loans	$96,634	$74,316	$60,804	$203,647	$87,842	$87,490	$610,733
Average interest rate	5.76%	6.70%	6.70%	6.14%	6.10%	5.91%	6.16%

Adjustable rate loans	$289,192	$48,994	$40,086	$52,611	$22,548	$346,946	$800,377
Average interest rate	4.78%	4.43%	4.43%	4.69%	4.69%	5.01%	4.83%
Total	$453,242	$182,180	$171,183	$314,139	$151,200	$530,258	$1,802,202

Interest-bearing Liabilities
Interest-bearing deposits	$756,510	$173,001	$82,925	$61,297	$14,543	$273,719	$1,361,995
Average interest rate	1.42%	3.05%	2.86%	3.04%	2.90%	0.53%	1.62%

Short-term borrowing	$158,181	$—	$—	$—	$—	$—	$158,181
Average interest rate	0.96%	0.00%	0.00%	0.00%	0.00%	0.00%	0.96%

Notes payable	$500	$—	$—	$—	$—	$—	$500
Average interest rate	2.22%	0.00%	0.00%	0.00%	0.00%	0.00%	2.22%

Subordinate debentures note	$—	$—	$—	$—	$—	$30,231	$30,231
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$915,191	$173,001	$82,925	$61,297	$14,543	$303,950	$1,550,907

Period gap	$(461,949)	$9,179	$88,258	$252,842	$136,657	$226,308	$251,295
Cumulative gap	(461,949)	(452,770)	(364,512)	(111,670)	24,987	251,295

Recent Regulatory Developments

On March 31, 2004, Illinois Governor Blagojevich signed an Executive Order that would create a new state agency called the Department of Financial and Professional Regulation (the ”DFPR”).  As issued, the Executive Order provides that the DFPR would replace the Office of Banks and Real Estate, the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation.  The DFPR would be established on July 1, 2004, unless the Executive Order is challenged.  At this time, it is not possible to predict the impact that the creation of the DFPR would have on the Company and its subsidiaries.

Item 4.   Controls and Procedures

An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect internal controls.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results is included in the Company’s Form 10-K for the year ended December 31, 2003 and in its other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On September 24, 2001, Sheryl H. Kuzman brought suit against Old Second Bank-Yorkville, a wholly owned subsidiary of the Company and formerly known as Yorkville National Bank, in the 12th Judicial Circuit Court, Will County, Illinois.  The plaintiff alleged defamation by the bank and a bank official and sought monetary damages.  On March 30, 2004, a jury verdict in favor of the plaintiff was entered awarding approximately $700,000 in compensatory damages and $1.5 million in punitive damages.  The Company has filed post-trial motions, including a request to overturn the verdict or grant a new trial, or, in the alternative, reduce the amount awarded by the jury.  If those motions are not granted, the Company expects to appeal to the Third Appellate District of the State of Illinois.

The Company and its subsidiaries have, from time to time, collection suits in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from those actions will not have a material adverse effect on the consolidated financial position of the Company and its subsidiaries.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 20, 2004.  At the meeting, stockholders voted to elect six nominees to the board of directors having staggered terms of service; to approve an amendment to the certificate of incorporation of Old Second to increase the number of authorized shares of Old Second’s common stock from 10,000,000 to 20,000,000; and to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ended December 31, 2004.

At the meeting, the stockholders elected Walter Alexander (to serve as director until 2005 when he will turn 70 and will be unable to serve as a director after that time pursuant to Old Second’s bylaws).  J. Douglas Cheatham was appointed to serve as a director in October 2003 and was elected to continue to serve until 2006.  Edward Bonifas, William Meyer and William B. Skoglund and Christine Sobek were elected to continue as directors with their terms expiring in 2007.  Marvin Fagel, William Kane, Kenneth Lindgren, and Jesse Marberry will continue as directors with their terms expiring in 2005.  D. Chet McKee, Gerald Palmer, and James Carl Schmitz will also continue as directors with their terms expiring in 2006.  The stockholders also ratified the selection of Ernst & Young LLP to serve as the Company’s independent auditors.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.                                       The election of directors for a staggered terms expiring in 2005, 2006 and 2007.

NOMINEE	FOR	WITHHOLD
Walter Alexander (2005)	5,897,943	87,161
J. Douglas Cheatham (2006)	5,901,545	83,559
Edward Bonifas (2007)	5,901,747	83,357
William Meyer (2007)	5,901,747	83,357
William B. Skoglund (2007)	5,901,203	83,901
Christine Sobek (2007)	5,850,176	84,928

2.                                       The amendment to certificate of incorporation of Old Second to increase the number of authorized shares of Old Second’s common stock from 10,000,000 to 20,000,000.

FOR	AGAINST	ABSTAIN
5,639,507	296,895	48,702

3.                                       The ratification of Ernst & Young LLP, as the auditors for the year ending   December 31, 2004.

FOR	AGAINST	ABSTAIN
5,898,274	70,421	16,409

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

Reports on Form 8-K:

A report on Form 8-K was filed on January 16, 2004, under Item 5, which reported the Company’s fourth quarter financial information in the form of a press release.

A report on Form 8-K was filed on April 16, 2004, which reported the Company’s first quarter financial information in the form of a press release, under Item 12, and a jury verdict in connection with litigation involving a subsidiary of the company, under item 5.

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
J. Douglas Cheatham

Senior Vice-President and
Chief Financial Officer, Director
(principal financial officer)

DATE: May 6, 2004