Form 10-Q
period 2004-06-30
OLD SECOND BANCORP INC
filed 2004-08-09
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 15, 2004, the Registrant had outstanding 6,708,840 shares of common stock, $1.00 par value per share.  On June 16, 2004, the Company declared a 2-for-1 common stock split effected in the form of a one hundred percent stock dividend payable on July 28, 2004, to stockholders of record on July 16, 2004.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$49,513	$54,999
Interest bearing balances with banks	555	169
Federal funds sold	31,500	—
Cash and cash equivalents	81,568	55,168
Securities available for sale	418,093	411,035
Loans held for sale	15,283	14,756
Loans	1,425,361	1,319,538
Allowance for loan losses	18,314	18,301
Net loans	1,407,047	1,301,237
Premises and equipment, net	33,468	33,033
Other real estate owned	—	663
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	888	1,066
Accrued interest and other assets	42,594	19,756
Total assets	$2,001,071	$1,838,844

Liabilities
Deposits:
Demand	$230,274	$214,439
Savings	804,114	737,838
Time	674,807	572,357
Total deposits	1,709,195	1,524,634
Securities sold under repurchase agreements	42,868	47,848
Other short-term borrowings	80,877	106,046
Trust preferred debentures	30,243	30,216
Notes payable	500	500
Accrued interest and other liabilities	14,903	12,606
Total liabilities	1,878,586	1,721,850

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 8,244,954 in 2004 and 8,229,854 in 2003; outstanding 6,708,840 in 2004 and 6,693,740 in 2003	8,245	8,230
Additional paid-in capital	12,373	11,940
Retained earnings	152,795	144,157
Accumulated other comprehensive income	(590)	3,005
Treasury stock, at cost, 1,536,114 shares in 2004 and 2003	(50,338)	(50,338)
Total stockholders’ equity	122,485	116,994
Total liabilities and stockholders’ equity	$2,001,071	$1,838,844

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$20,028	$17,948	$39,624	$34,878
Loans held for sale	249	646	363	1,152
Securities:
Taxable	2,555	2,659	5,380	5,635
Tax-exempt	763	611	1,481	1,198
Federal funds sold	6	10	7	70
Interest bearing deposits	1	—	1	—
Total interest income	23,602	21,874	46,856	42,933
Interest expense
Savings deposits	1,327	1,607	2,641	3,394
Time deposits	4,277	4,318	8,288	8,778
Repurchase agreements	79	159	173	324
Other short-term borrowings	379	155	750	178
Trust preferred debentures	635	—	1,252	—
Notes payable	3	—	8	—
Total interest expense	6,700	6,239	13,112	12,674
Net interest income	16,902	15,635	33,744	30,259
Provision for loan losses	—	863	—	1,718
Net interest income after provision for loan losses	16,902	14,772	33,744	28,541
Noninterest income
Trust income	1,491	1,383	2,864	2,645
Service charges on deposits	1,824	1,620	3,532	3,238
Secondary mortgage fees	271	470	468	922
Gain on sale of loans	1,680	3,371	2,897	6,489
Securities gains (losses), net	(251)	5	389	39
Other income	1,412	1,079	2,488	2,005
Total noninterest income	6,427	7,928	12,638	15,338
Noninterest expense
Salaries and employee benefits	8,285	8,669	16,711	17,204
Occupancy expense, net	892	816	1,838	1,665
Furniture and equipment expense	1,235	1,213	2,254	2,276
Amortization of core deposit intangible assets	89	89	178	178
Litigation Settlement	1,750	—	1,750	—
Other expense	2,995	3,067	6,284	5,687
Total noninterest expense	15,246	13,854	29,015	27,010
Income before income taxes	8,083	8,846	17,367	16,869
Provision for income taxes	2,562	3,207	5,776	6,023
Net income	$5,521	$5,639	$11,591	$10,846
Per share information:
Basic earnings per share	$0.82	$0.76	$1.73	$1.46
Diluted earnings per share	$0.81	$0.75	$1.71	$1.45
Dividends paid per share	$0.24	$0.20	$0.44	$0.40

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(In thousands)

	(Unaudited)	(Unaudited)
	2004	2003
Cash flows from operating activities
Net income	$11,591	$10,846
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,491	1,353
Changes in mortgage servicing rights,net	(9)	44
Provision for loan losses	—	1,718
Net change in mortgage loans held for sale	(527)	(11,164)
Change in income taxes payable	(814)	(447)
Change in accrued interest receivable and other assets	(22,829)	(2,049)
Change in accrued interest payable and other liabilities	5,215	6,977
Premium amortization and discount accretion on securities	1,716	2,285
Securities gains, net	(389)	(39)
Amortization of core deposit intangible assets	178	178
Tax benefit from stock options exercised	159	235
Net cash provided (used) by operating activities	(4,218)	9,937

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	64,010	129,950
Purchases of securities available for sale	(78,367)	(113,656)
Net change in loans	(105,810)	(121,375)
Sales of other real estate	663	131
Net purchases of premises and equipment	(1,926)	(3,030)
Net cash used by investing activities	(121,430)	(107,980)

Cash flows from financing activities
Net change in deposits	184,561	93,511
Net change in repurchase agreements	(4,980)	(21,316)
Net change in other borrowings	(25,169)	18,138
Proceeds from issuance of trust preferred debentures	27	26,330
Proceeds from exercise of stock options	289	615
Dividends paid	(2,680)	(2,963)
Purchase of treasury stock	—	(30,919)
Net cash provided by financing activities	152,048	83,396
Net change in cash and cash equivalents	26,400	(14,647)
Cash and cash equivalents at beginning of period	55,168	73,064
Cash and cash equivalents at end of period	$81,568	$58,417

Supplemental cash flow information
Income taxes paid	$6,333	$6,181
Interest paid	10,883	10,587

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim consolidated financial statements are consistent with those used in the preparation of annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2003 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts, reported in the consolidated financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements for the year ended December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Note 2 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2004:
U.S. Treasuries	$2,002	$1	$—	$2,003
U.S. Government agencies	305,856	1,236	2,201	304,891
States and political subdivisions	103,484	1,255	1,292	103,447
Mortgage backed securities	1,015	21	—	1,036
Other securities	6,716	—	—	6,716
	$419,073	$2,513	$3,493	$418,093
December 31, 2003:
U.S. Treasuries	$2,004	$7	$—	$2,011
U.S. Government agencies	317,353	3,726	540	320,539
States and political subdivisions	80,559	2,133	396	82,296
Mortgage backed securities	1,479	62	—	1,541
Other securities	4,648	—	—	4,648
	$406,043	$5,928	$936	$411,035

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2004	December 31, 2003
Commercial and industrial	$184,247	$192,444
Real estate - commercial	466,845	459,014
Real estate - construction	274,281	218,519
Real estate - residential	461,423	408,789
Installment	41,539	44,449
	1,428,335	1,323,215
Unearned origination fees	(2,974)	(3,677)
	$1,425,361	$1,319,538

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of June 30, are summarized as follows:

	2004	2003
Balance, January 1	$18,301	$15,769
Provision for loan losses	—	1,718
Loans charged-off	(215)	(959)
Recoveries	228	356
Balance, end of period	$18,314	$16,884

Note 5 – Deposits

Major classifications of deposits were as follows:

	June 30, 2004	December 31, 2003
Noninterest bearing	$230,274	$214,439
Savings	122,449	116,565
NOW accounts	268,125	234,184
Money market accounts	413,540	387,089
Certificates of deposit of less than $100,000	440,704	390,353
Certificates of deposit of $100,000 or more	234,103	182,004
	$1,709,195	$1,524,634

Note 6 – Borrowings

The Company had a $30 million line of credit available with Marshall & Ilsley under which there was an outstanding balance of $500,000 as of June 30, 2004, and also had a $20 million line of credit available with Marshall & Ilsley under which there was an outstanding balance of $500,000 as of December 31, 2003.  A revolving business note dated April 30, 2004 secures the line of credit and is guaranteed by the Company.   The note provides that any outstanding principal will bear interest, at the Company’s option, at the rate of either 1% over the previous month average Federal Reserve targeted rate (federal funds rate) or 0.90% over the adjusted interbank rate, with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes.

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  Repurchase agreements may be of varying maturities but are generally under one year.  Underlying securities remain in the Company’s portfolio during the term of the repurchase agreement and are treated as collateral pledged to the customer.  Repurchase agreements generally consisted of U.S. government agencies at June 30, 2004 and December 31, 2003.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $5.7 million at June 30, 2004 and $3.7 million at December 31, 2003.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of holding TT&L deposits. As of June 30, 2004 and December 31, 2003, the TT&L deposits were $1.1 million and $3.1 million, respectively.

At June 30, 2004 and December 31, 2003, total short-term borrowings totaled $124.2 million at a weighted average rate of 1.2% and $154.4 million at a weighted average rate of 1.2%, respectively.   The decrease in short-term borrowings was primarily the result of deposit growth during 2004 that exceeded asset growth. During the six-months ended June 30, 2004, loans and securities grew $113.4 million while deposits grew $184.6 million.

The following table reflects categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity of the Company at the end of the period. For the year ended December 31, 2003, securities sold under repurchase agreements met the criteria. For the six months ended June 30, 2004, federal funds sold met the criteria.   Information presented is as of or for the periods indicated:

	June 30, 2004	December 31, 2003
Balance at end of period	$53,499	$47,848
Weighted average interest rate	1.22%	0.85%
Maximum month-end amount outstanding during the year	$119,499	$63,681
Average amount outstanding during the year	$95,424	$46,990
Weighted average interest rate during the year	1.30%	1.09%

Note 7–Trust Preferred Debentures

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

Note 8– Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) currently authorizes the issuance of up to 666,000 shares of the Company’s common stock, including the granting of qualified stock options, nonqualified stock options, restricted stock and stock appreciation rights. Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors. The Incentive Plan requires the exercise price of any incentive stock option issued to an employee to be at least equal to the fair market value of Company common stock on the date the option is granted. All stock options are granted for a maximum term of ten years, with vesting occurring during the first three years.

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

A summary of activity in the Incentive Plan and options outstanding is included below:

	June 30, 2004		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	285,133	$30.381	264,400	$24.802
Granted	—	—	55,000	50.150
Exercised	(14,800)	19.173	(34,267)	19.064
Expired	—	—	—	—
Ending outstanding	270,333	$30.995	285,133	$30.381

At period-end:
Options exercisable	161,998		176,798
Range of exercise price		$11.70 - $50.15		$11.70 - $50.15
Weighted average contractual life in years	7.4		7.5
Weighted average fair value of options granted during the year		$—		$15.95

The Company accounts for stock options in accordance with APB No. 25, as allowed under SFAS No. 123.  No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date.  There were no stock options granted in 2004.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$5,521	$5,639	$11,591	$10,846
Pro forma net income	5,426	5,571	11,405	10,710
Basic earnings per share as reported	0.82	0.76	1.73	1.46
Pro forma basic earnings per share	0.81	0.75	1.70	1.44
Diluted earnings per share as reported	0.81	0.75	1.71	1.45
Pro forma diluted earnings per share	0.80	0.75	1.68	1.43

The pro forma effects were computed using option-pricing models with the following assumptions

Risk free interest rate	4.00%	-	4.45%
Expected option life, in years	10
Expected stock price volatility	24.3%	-	26.7%
Dividend yield	2.00%

Note 9 – Earnings Per Share

Earnings per share is included below (share data not in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted-average common shares outstanding	6,706,588	7,412,559	6,703,315	7,413,451
Net income	$5,521	$5,639	$11,591	$10,846
Basic earnings per share	$0.82	$0.76	$1.73	$1.46

Diluted earnings per share:
Weighted-average common shares outstanding	6,706,588	7,412,559	6,703,315	7,413,451
Dilutive effect of stock options	67,065	64,288	67,985	61,125
Diluted average common shares outstanding	6,773,653	7,476,847	6,771,300	7,474,576
Net income	$5,521	$5,639	$11,591	$10,846
Diluted earnings per share	$0.81	$0.75	$1.71	$1.45

Note 10 – Comprehensive Income

Comprehensive income is included below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Change in net holding gains on available for sale securities arising during the period	$(8,184)	$757	$(5,972)	$135
Related tax expense	3,257	(302)	2,377	(54)
Net unrealized gains / (losses)	(4,927)	455	(3,595)	81

Less: Reclassification adjustment for the net gains realized during the period
Realized net gains (losses)	(251)	5	389	39
Related tax expense	88	(2)	(136)	(14)
Net realized gains	(163)	3	253	25
Total other comprehensive income	$(5,090)	$458	$(3,342)	$106

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

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$354,864	$272,416	$19,791	$15,849
Interest cost	217,689	184,212	24,553	20,795
Expected return on plan assets	(190,508)	(166,821)	—	—
Amortization of transition obligation / (asset)	—	(21,488)	—	—
Amortization of prior service cost	1,360	1,360	4,254	4,254
Recognized net actuarial (gain) / loss	55,724	26,481	14,254	7,551
Net periodic benefit cost	$439,129	$296,160	$62,852	$48,449

Key assumptions:	2004	2003
Discount rate	5.80%	5.80%
Long-term rate of return on assets	7.50%	7.50%
Salary increases	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $764,000 and $817,000 for the six-months ended June 30, 2004 and 2003, respectively.

Note 12 – Subsequent events

On June 16, 2004, the Company declared a 2-for-1 common stock split effected in the form of a one hundred percent stock dividend payable on July 28, 2004, to stockholders of record on July 16, 2004.

Item 2.   Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage and LaSalle counties in Illinois.  The Company provides financial services through its three subsidiary banks at its twenty-four banking locations.  Old Second Mortgage provides mortgage-banking services at its four offices.  Old Second Financial, Inc. provides insurance products.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Some of the facts and circumstances that could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers.  Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company’s financial position and results of operations, and therefore, is its only critical accounting policy.  The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2003 (incorporated by reference as part of the Company’s 10-K filing) in Note 1 of the Notes to the Consolidated Financial Statements.

Results of Operations

The Company earned $1.71 diluted earnings per share in the first half of 2004, a 17.9% increase over the $1.45 earned in the first half of 2003.  Net income was $11.59 million in the first half of 2004 compared with $10.85 million in the first half of 2003.  This was a 6.82% increase in earnings.  The Company earned $.81 diluted earnings per share in the second quarter of 2004, a 6.75% increase over the $.75 in the second quarter of 2003.  Net income was $5.5 million in the second quarter of 2004, compared with $5.6 million in the second quarter of 2003.  Earnings were impacted in the second quarter by a $1.17 million reserve, net of tax, for the settlement of a damage award.

The return on equity increased to 19.07% in the first half of 2004, from 15.88% for the same period of 2003.   The return on equity was enhanced by the tender offer for common stock related to the issuance of cumulative trust preferred securities in June 2003.  Earnings for the first half of 2004 were enhanced by strong asset growth, the gain on sale of securities, the reduction of the loan loss provision and a decrease in the tax provision.  The return on equity increased to 17.95% in the second quarter of 2004, from 16.18% for the same period of 2003.

Net Interest Income

Net-interest income increased from $30.3 million in the first half of 2003 to $33.7 million in the first half of 2004, an 11.22% increase. The increase was primarily the result of an increase in interest income on loans of $4.7 million, offset by the increase in interest expense related to the interest paid on the trust preferred debentures of $1.3 million.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the following two tables for supplemental data and the corresponding reconciliation to GAAP financial measures for the six months ended June 30, 2004 and 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

(A) Interest income (GAAP)	$23,602	$21,874	$46,856	$42,933
Taxable-equivalent adjustment - Loans	52	48	106	96
Taxable-equivalent adjustment - Investments	411	330	798	646
Interest income - FTE	24,065	22,252	47,760	43,675
(B) Interest expense (GAAP)	6,700	6,239	13,112	12,674
Net interest income - FTE	$17,365	$16,013	$34,648	$31,001
(C) Net interest income - (GAAP) (A minus B)	$16,902	$15,635	$33,744	$30,259

Net interest margin (GAAP)	3.71%	3.97%	3.76%	3.94%
Net interest margin - FTE	3.81%	4.07%	3.86%	4.03%

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

For the six-month periods ended June 30, 2004 and 2003

	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest bearing deposits	$300	$1	1.01%	$56	$0	1.19%
Federal funds sold	1,263	7	1.08	12,353	70	1.14
Securities:
Taxable	317,747	5,379	3.39	315,184	5,635	3.61
Non-taxable (tax equivalent)	87,878	2,280	5.19	62,118	1,940	6.30
Total securities	405,625	7,659	3.78	377,302	7,575	4.05
Loans and loans held for sale	1,397,569	40,093	5.77	1,160,825	36,029	6.26
Total interest earning assets	1,804,757	47,760	5.32	1,550,536	43,675	5.68
Cash and due from banks	49,753	—	—	44,365	—	—
Allowance for loan losses	(18,387)	—	—	(16,390)	—	—
Other noninterest-bearing assets	63,707	—	—	50,240	—	—
Total assets	$1,899,830			$1,628,751

Liabilities and stockholders’ equity
Interest bearing transaction accounts	$612,334	2,492	0.82	574,306	3,112	1.09
Savings accounts	122,523	149	0.24	114,730	282	0.50
Time deposits	631,171	8,288	2.64	525,998	8,778	3.37
Interest bearing deposits	1,366,028	10,929	1.61	1,215,034	12,172	2.02
Repurchase agreements	37,917	173	0.92	55,323	324	1.18
Federal funds purchased and other borrowed funds	115,147	750	1.31	22,464	178	1.60
Trust preferred debentures	30,230	1,252	8.33	145	—	0.00
Notes payable	724	8	2.19	—	—	0.00
Total interest bearing liabilities	1,550,046	13,112	1.70	1,292,966	12,674	1.98
Noninterest bearing deposits	216,039	—	—	186,004	—	—
Accrued interest and other liabilities	11,516	—	—	12,056	—	—
Stockholders’ equity	122,229	—	—	137,725	—	—
Total liabilities and stockholders’ equity	$1,899,830			$1,628,751
Net interest income (tax equivalent)		$34,648			$31,001
Net interest income (tax equivalent) to total earning assets			3.86%			4.03%
Interest bearing liabilities to earnings assets	85.89%			83.39%

Notes:             Nonaccrual loans are included in the above stated average balances.

Tax equivalent basis is calculated using a marginal tax rate of 35%.

Provision for Loan Losses

The Company did not make a provision for loan losses during the first half of 2004 compared to a provision of $1,718,000 during the first half of 2003. The determination by management to maintain the level of the allowance for loan losses at the year-end level was based on a number of factors, including the quality of the loan portfolio and past favorable loan loss experience.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net recoveries for the first half of 2004 were $13,000 compared with net charge-offs of $603,000 in the first half of 2003.  Total loan charge-offs were $215,000 during the first six months of 2004, compared with $959,000 during the first six months of 2003, while recoveries for the same periods were $228,000 and $356,000, respectively.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.28% as of June 30, 2004, compared to 1.39% as of December 31, 2003 and 1.43% as of June 30, 2003.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such loss will not exceed the estimated amounts in the future.

Nonperforming loans of $2.4 million as of June 30, 2004, were down from $2.6 million as of December 31, 2003. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $2.3 million as of December 31, 2003 to $1.6 million as of June 30, 2004.  The allowance for loan losses as a percentage of nonperforming loans was 755.22% at June 30, 2004 as compared to 691.65% as of December 31, 2003.  Asset quality has remained strong, as demonstrated by net charge-offs decreasing from $603,000 in the first half of 2003 to net recoveries of $13,000 in the first half of 2004.

Past due and nonaccrual loans for the six-month periods ended June 30, 2004 and December 31, 2003 were as follows:

	6/30/04	12/31/03
Nonaccrual loans	$1,614	$2,265
Interest income recorded on nonaccrual loans	282	183
Interest income which would have been accrued on nonaccrual loans	60	165
Loans 90 days or more past due and still accruing interest	811	381

Noninterest Income

Noninterest income was $6.4 million during the second quarter of 2004 and $7.9 million during the second quarter of 2003, a decrease of $1.5 million, or 18.9%.  A decrease in loan originations in the second quarter of 2004 resulted in a decrease in the gain on sale of loans of $1.7 million, or 50.2% and a decrease in secondary mortgage fees of $199,000 or 42.3%.  The decrease in loan originations in the first half of 2004 resulted in a decrease in the gain on sale of loans of $3.6 million, or 55.4% and a decrease in secondary mortgage fees of $454,000 or 49.2% over the first half of 2003.  The first half of 2003 produced an unprecedented volume of mortgage originations while mortgage rates were near historically low levels.  The decrease in loan originations in 2004 was primarily the result of rising mortgage rates during the second half of 2003, which lead to decreased mortgage refinance activity and decreased demand for home mortgages and this has carried over to 2004.  Management does not expect that the high level of gains on sale of loans experienced during 2003 will be repeated during 2004.

During the first half of 2004, increased investment activity resulted in a gain on the sale of securities of $389,000, compared with $39,000 in the first half of 2003.  Service charges on deposits increased $294,000, or 9.08% for the six-month period.  Trust assets under management increased from $746.8 million at June 30, 2003 to $818.5 million at June 30, 2004 resulting in an increase in trust income of  $219,000 or 8.28% for the first half of 2004. Service charges on deposits increased $204,000, or 12.6% for the quarter and $294,000, or 9.1% for the six-month period.

Noninterest Expense

Noninterest expense was $15.2 million during the second quarter of 2004, an increase of $1.3 million, or 9.4%, from $13.9 million in the second quarter of 2003.  Noninterest expense was $29.0 million during the first half of 2004, an increase of $2.0 million, or 7.4%, from $27.0 million in the first half of 2003.  Salaries and benefits, which is the largest component of noninterest expense, decreased in the first six months of 2004 by $493,000, or 2.87% from the first six months of 2003.  Salaries and benefits expense was $8.3 million during the second quarter of 2004, a decrease of $384,000, or 4.43%, from $8.7 million in the second quarter of 2003.  The full-time equivalent number of employees was 546 as of June 30, 2004, as compared with 539 one year earlier.  Increased staffing and merit increases were offset in both periods by decreases in commissions and incentives tied to earnings performance for the mortgage company.

Employee benefit expenses increased during the second quarter of 2004 by $150,000 from the second quarter of 2003 and increased in the first six months of 2004 by $345,000 from the first six months of 2003.   Employee benefit expenses were also affected by higher employee healthcare insurance and retirement benefits.

Net occupancy and furniture and equipment expenses decreased $97,000, or 4.8% from the second quarter of the of 2003 to the second quarter 2004 and increased $150,000, or 3.8%, from the first half of 2003 to the second half 2004.   As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.  There were two new branch openings in the first six months of 2004.  Other expense, which consists primarily of postage, professional fees and marketing, increased from $5.7 million in the first half of 2003 to $6.3 million in the first half of 2004 related to the expansion into and developing of new markets.

On July 28, 2004, the Company and the plaintiff reached an agreement to settle a jury verdict against a subsidiary of the Company.  Under the terms of the settlement, the Company paid the plaintiff $1.75 million, or $1.17 million, net of tax.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $2.6 million and $3.2 million for the second quarters of 2004 and 2003 respectively and $5.8 million and $6.0 million for the first halves of 2004 and 2003 respectively.  The average effective income tax rates for the second quarters of 2004 and 2003 were 31.7% and 36.3% respectively and 33.3% and 35.7% for the first halves of 2004 and 2003 respectively.   The decrease in the average effective tax rate for 2004 was related to the $1.17 million accrual for litigation, net of $580,000 in taxes, recorded in the second quarter.

Financial Condition

Assets

Total assets reached $2.0 billion at June 30, 2004 for the first time in the Company’s history, an increase of $160.0 million or 8.70% from $1.84 billion at December 31, 2003.

Loans

Total loans were $1.43 billion as of June 30, 2004, an increase of $110.0 million or 8.33% during the six-month period, from $1.32 billion as of December 31, 2003. The largest increases in loan classifications were in real estate construction and real estate residential loans, which increased $55.8 million and $47.8 million, respectively. These changes reflected the continuing loan demand in the markets in which the Company operates.  The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 82.1% of the portfolio as of December 31, 2003 and 84.2% of the portfolio as of June 30, 2004.

Securities

Securities totaled $418.1 million as of June 30, 2004, an increase of $7.10 million from $411.0 million as of December 31, 2003.  During March 2004, the Company purchased $20 million in bank-owned life insurance (BOLI) that was reported in other assets on the consolidated financial statements. The BOLI purchase was funded by the sale of $20 million of securities, which resulted in a net gain of $629,000.   The net unrealized gains, net of deferred taxes, in the portfolio decreased from a $3.0 million net gain as of December 31, 2003 to a $590,000 net loss as of June 30, 2004.

Deposits and Borrowings

Total deposits were $1.71 billion as of June 30, 2004, an increase of $190.0 million, or 12.5% from $1.52 billion as of December 31, 2003.  Demand deposits increased $15.8 million during the first half of the year from $214.4 million to $230.3 million or 7.37%.  At the same time, savings deposits, which include money market accounts, increased $66.3 million or 9.0% from $737.8 million to $804.1 million.  Time deposits increased $102.5 million from $572.4 million to $674.8 million or 17.9% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $47.8 million as of December 31, 2003, to $42.9 million as of June 30, 2004. Other short-term borrowings decreased from $106.0 million to $80.9 million due to a decrease in federal funds purchased of $49.2 million offset by a Federal Home Loan advance of $26.5 million.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of June 30, 2004. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s largest subsidiary bank, as of June 30, 2004.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2004:
Total capital to risk weighted assets
Consolidated	$168,614	11.29%	$119,478	8.00%	$149,348	10.00%
Old Second National Bank	117,432	11.82	79,480	8.00	99,350	10.00
Tier 1 capital to risk weighted assets
Consolidated	150,300	10.06	59,761	4.00	89,642	6.00
Old Second National Bank	105,013	10.57	39,740	4.00	59,610	6.00
Tier 1 capital to average assets
Consolidated	150,300	7.74	77,674	4.00	97,093	5.00
Old Second National Bank	105,013	7.82	53,715	4.00	67,144	5.00

December 31, 2003:
Total capital to risk weighted assets
Consolidated	$158,377	11.40%	$111,142	8.00%	$138,927	10.00%
Old Second National Bank	110,872	11.79	75,231	8.00	94,039	10.00
Tier 1 capital to risk weighted assets
Consolidated	140,993	10.14	55,619	4.00	83,428	6.00
Old Second National Bank	99,105	10.54	37,611	4.00	56,417	6.00
Tier 1 capital to average assets
Consolidated	140,993	7.91	71,299	4.00	89,123	5.00
Old Second National Bank	99,105	7.98	49,677	4.00	62,096	5.00

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

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customers’ credit needs, to meet maturing obligations and its existing commitments, and to withstand fluctuations in deposit levels.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash outflows from operating activities were $4.2 million in the first half of 2004, compared with net cash inflows of $9.9 million in the first half of 2003. The decrease in cash inflows was related to the increase in accrued interest receivable and other assets of $22.8 million offset by a decrease in accrued interest payable and other liabilities of $5.2 million.  The increase in accrued interest receivable and other assets was directly related to the $20 million purchase of BOLI recorded in other assets. The increase in accrued interest payable and other liabilities were related to the changes in income taxes payable.  Interest received, net of interest paid, was the principal use of operating cash outflows in both periods reported.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $121.4 million in the six months ended June 30, 2004, compared to $108.0 million a year earlier. In the first six months of 2004, securities transactions accounted for a net outflow of $14.4 million, and net change in loans accounted for net outflows of $105.8 million. In the first six months of 2003, securities transactions accounted for a net inflow of $16.3 million, and net change in loans accounted for net outflows of $121.4 million.  Cash outflows for property and equipment were $1.9 million in the first six months of 2004 compared to $3.0 million in the first six months of 2003.

Cash inflows from financing activities included an increase in deposits of $184.6 million and a decrease in repurchase agreements of $5.0 million in the first six months of 2004, offset by a $25.2 million decrease in federal funds purchased and other short-term borrowings.  This compares with a net cash inflow of $83.4 million as a result of an increase in deposits of $93.5 million, and an increase in federal funds purchased and other short-term borrowings of $18.1 million, offset by a reduction to repurchase agreements of $21.3 million during the first six months of 2003.   The issuance of $26.3 million in trust preferred debentures during June 2003 was directly offset by the repurchase of $30.9 million in treasury stock.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

6/30/2004

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$555	$—	$—	$—	$—	$—	$555
Average interest rate	1.31%	0.00%	0.00%	0.00%	0.00%	0.00%	1.31%

Federal funds sold	$31,500	$—	$—	$—	$—	$—	$31,500
Average interest rate	1.25%	0.00%	0.00%	0.00%	0.00%	0.00%	1.25%

Securities	$77,185	$47,137	$106,262	$45,532	$37,664	$104,313	$418,093
Average interest rate	2.81%	2.85%	2.98%	3.21%	3.84%	3.85%	3.26%

Fixed rate loans	$97,067	$77,008	$63,007	$209,856	$90,493	$92,080	$629,511
Average interest rate	6.02%	6.61%	6.61%	6.06%	6.02%	5.83%	6.14%

Adjustable rate loans	$283,033	$49,578	$40,564	$46,150	$19,779	$372,029	$811,133
Average interest rate	5.06%	4.56%	4.56%	4.56%	4.56%	4.95%	4.91%
Total	$489,340	$173,723	$209,833	$301,538	$147,936	$568,422	$1,890,792

Interest-bearing Liabilities
Interest-bearing deposits	$863,460	$112,911	$160,608	$32,184	$14,246	$295,512	$1,478,921
Average interest rate	1.56%	3.07%	2.58%	3.67%	2.92%	0.46%	1.62%

Short-term borrowing	$123,745	$—	$—	$—	$—	$—	$123,745
Average interest rate	0.92%	0.00%	0.00%	0.00%	0.00%	0.00%	0.92%

Notes payable	$500	$—	$—	$—	$—	$—	$500
Average interest rate	2.22%	0.00%	0.00%	0.00%	0.00%	0.00%	2.22%

Subordinate debentures note	$—	$—	$—	$—	$—	$30,243	$30,243
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$987,705	$112,911	$160,608	$32,184	$14,246	$325,755	$1,633,409

Period gap	$(498,365)	$60,812	$49,225	$269,354	$133,690	$242,667	$257,383
Cumulative gap	(498,365)	(437,553)	(388,328)	(118,974)	14,716	257,383

Recent Regulatory Developments

Trust Preferred Securities.  On May 6, 2004, the Board of Governors of the Federal Reserve System (the “Board”) issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The Board is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill.  Current regulations do not require the deduction of goodwill.  The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital.  The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations.  At this time, it is not possible to predict the impact that this proposal would have on the Company.

Bank Sales of Securities.  On June 17, 2004, the Securities and Exchange Commission issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the Securities and Exchange Commission in accordance with Title II of the Gramm-Leach-Bliley Act of 1999.  The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian.  At this time, it is not possible to predict the impact that this proposal would have on the Company and its subsidiaries.

Illinois Department of Financial and Professional Regulation.  On July 1, 2004, the Office of Banks and Real Estate (the “OBRE”), the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation were consolidated into a new agency known as the Illinois Department of Financial and Professional Regulation (“IDFPR”).  The OBRE is now designated as the Division of Banks and Real Estate within the IDFPR.

Item 4.   Controls and Procedures

An evaluation was performed under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect internal controls.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

On September 24, 2001, Kuzma v. Clarage, et al. was filed against Yorkville National Bank, now known as Old Second Bank-Yorkville, a wholly owned subsidiary of the Company, in the 12th Judicial Circuit Court, Will County, Illinois.  The plaintiff alleged defamation by the bank and a bank official and sought monetary damages.  On March 30, 2004, a jury verdict in favor of the plaintiff was entered awarding $700,000 in compensatory damages and $1.5 million in punitive damages against the bank and the bank official.  The Company filed a post-trial motion requesting the court to overturn the verdict or grant a new trial or, in the alternative, reduce the amount awarded by the jury.  The motion was subsequently denied.  The Company planned to appeal the verdict and on July 28, 2004, the Company and the plaintiff reached an agreement to settle and release the Company from the lawsuit and discontinue the appeal process.  Under the terms of the settlement, the Company will pay the plaintiff $1.75 million.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 20, 2004.  At the meeting, stockholders voted to elect six nominees to the board of directors having staggered terms of service; to approve an amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000; and to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004.

At the meeting, the stockholders elected Walter Alexander (to serve as director until 2005 when he will turn 70 and will be unable to serve as a director after that time pursuant to the Company’s bylaws).  J. Douglas Cheatham was appointed to serve as a director in October 2003 and was elected by the stockholders to continue to serve until 2006.  Edward Bonifas, William Meyer, William B. Skoglund and Christine Sobek were elected to continue as directors with their terms expiring in 2007.  Marvin Fagel, William Kane, Kenneth Lindgren, and Jesse Marberry will continue as directors with their terms expiring in 2005.  D. Chet McKee, Gerald Palmer, and James Carl Schmitz will also continue as directors with their terms expiring in 2006.  The amendment to the certificate of incorporation was approved and the stockholders also ratified the selection of Ernst & Young LLP to serve as the Company’s independent auditors.  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.                                       The election of directors for a staggered terms expiring in 2005, 2006 and 2007.

NOMINEE	FOR	WITHHOLD
Walter Alexander (2005)	5,897,943	87,161
J. Douglas Cheatham (2006)	5,901,545	83,559
Edward Bonifas (2007)	5,901,747	83,357
William Meyer (2007)	5,901,747	83,357
William B. Skoglund (2007)	5,901,203	83,901
Christine Sobek (2007)	5,850,176	84,928

2.                                       The amendment to the certificate of incorporation of to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
5,639,507	296,895	48,702	N/A

3.                                       The ratification of Ernst & Young LLP, as the auditors for the year ending   December 31, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
5,898,274	70,421	16,409	N/A

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

A report on Form 8-K was filed on June 16, 2004, under Item 5, which reported, in the form of a press release, that the Company’s board of directors had declared a cash dividend of 24 cents per share and had declared a two-for-one stock split of its common stock, affected in the form of a dividend.

A report on Form 8-K was filed on July 16, 2004, under Item 12, which reported the Company’s second quarter financial information in the form of a press release.

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

DATE: August 6, 2004