Form 10-Q
period 2004-09-30
OLD SECOND BANCORP INC
filed 2004-11-05
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 15, 2004, the Registrant had outstanding 13,417,680 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) September 2004	December 31, 2003
Assets
Cash and due from banks	$58,609	$54,999
Interest bearing balances with banks	62	169
Federal funds sold	45,000	—
Cash and cash equivalents	103,671	55,168
Securities available for sale	437,685	411,035
Loans held for sale	18,463	14,756
Loans	1,454,344	1,319,538
Allowance for loan losses	18,170	18,301
Net loans	1,436,174	1,301,237
Premises and equipment, net	33,645	33,033
Other real estate owned	—	663
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	799	1,066
Accrued interest and other assets	42,092	19,756
Total assets	$2,074,659	$1,838,844

Liabilities
Deposits:
Demand	$242,578	$214,439
Savings	847,491	737,838
Time	759,361	572,357
Total deposits	1,849,430	1,524,634
Securities sold under repurchase agreements	36,066	47,848
Other short-term borrowings	1,269	106,046
Junior subordinated debentures	30,216	30,216
Notes payable	2,700	500
Accrued interest and other liabilities	25,588	12,606
Total liabilities	1,945,269	1,721,850

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,489,908 in 2004 and 16,442,508 in 2003; outstanding 13,417,680 in 2004 and 13,370,280 in 2003	16,490	16,460
Additional paid-in capital	12,373	11,940
Retained earnings	149,228	135,927
Accumulated other comprehensive income	1,637	3,005
Treasury stock, at cost, 3,072,228 shares in 2004 and 2003	(50,338)	(50,338)
Total stockholders’ equity	129,390	116,994
Total liabilities and stockholders’ equity	$2,074,659	$1,838,844

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$20,919	$18,286	$60,543	$53,164
Loans held for sale	178	852	541	2,004
Securities:
Taxable	2,590	2,431	7,970	8,066
Tax-exempt	823	604	2,304	1,802
Federal funds sold	42	20	49	90
Interest bearing deposits	2	1	3	1
Total interest income	24,554	22,194	71,410	65,127
Interest expense
Savings deposits	1,748	1,421	4,389	4,815
Time deposits	4,882	4,107	13,170	12,885
Repurchase agreements	102	93	275	417
Other short-term borrowings	135	183	885	361
Notes payable	15	11	23	11
Junior subordinated debentures	617	617	1,869	617
Total interest expense	7,499	6,432	20,611	19,106
Net interest income	17,055	15,762	50,799	46,021
Provision for loan losses	—	828	—	2,546
Net interest income after provision for loan losses	17,055	14,934	50,799	43,475
Noninterest income
Trust income	1,458	1,403	4,322	4,048
Service charges on deposits	2,058	1,852	5,590	5,090
Secondary mortgage fees	181	570	649	1,492
Gain on sale of loans	1,286	2,967	4,183	9,456
Securities gains, net	88	96	477	135
Other income	1,605	1,137	4,093	3,142
Total noninterest income	6,676	8,025	19,314	23,363
Noninterest expense
Salaries and employee benefits	8,602	8,896	25,313	26,100
Occupancy expense, net	974	853	2,812	2,518
Furniture and equipment expense	1,077	726	3,331	3,002
Amortization of core deposit intangible assets	88	88	266	266
Litigation settlement	—	—	1,750	—
Other expense	3,606	3,563	9,890	9,250
Total noninterest expense	14,347	14,126	43,362	41,136
Income before income taxes	9,384	8,833	26,751	25,702
Provision for income taxes	3,096	3,061	8,872	9,084
Net income	$6,288	$5,772	$17,879	$16,618
Per share information:
Ending number of shares	13,417,680	13,370,280	13,417,680	13,370,280
Average number of shares	13,417,680	13,382,592	13,410,340	14,340,176
Diluted average number of shares	13,555,748	13,515,602	13,541,069	14,466,236
Basic earnings per share	$0.47	$0.43	$1.33	$1.16
Diluted earnings per share	$0.46	$0.43	$1.32	$1.15
Dividends paid per share	$0.12	$0.10	$0.34	$0.30

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(In thousands)

	(Unaudited) 2004	(Unaudited) 2003
Cash flows from operating activities
Net income	$17,879	$16,618
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	2,248	2,077
Changes in mortgage servicing rights,net	(24)	44
Provision for loan losses	—	2,546
Net change in mortgage loans held for sale	(3,707)	25,005
Change in income taxes payable	(373)	279
Change in accrued interest receivable and other assets	(22,312)	263
Change in accrued interest payable and other liabilities	13,987	(1,334)
Premium amortization and discount accretion on securities	2,669	3,407
Securities gains, net	(477)	(135)
Amortization of core deposit intangible assets	267	266
Tax benefit from stock options exercised	159	235
Net cash provided by operating activities	10,316	49,271

Cash flows from investing activities
Proceeds from sales and maturities of securities available for sale	115,088	196,510
Purchases of securities available for sale	(146,203)	(176,292)
Net change in loans	(134,937)	(196,576)
Sales of other real estate	663	131
Net purchases of premises and equipment	(2,860)	(4,675)
Net cash used by investing activities	(168,249)	(180,902)

Cash flows from financing activities
Net change in deposits	324,796	153,419
Net change in repurchase agreements	(11,782)	(27,161)
Net change in other borrowings	(104,777)	(3,855)
Proceeds from issuance of junior subordinated debentures	—	30,206
Proceeds from notes payable	2,200	—
Proceeds from exercise of stock options	289	615
Dividends paid	(4,290)	(4,303)
Purchase of treasury stock	—	(31,442)
Net cash provided by financing activities	206,436	117,479
Net change in cash and cash equivalents	48,503	(14,152)
Cash and cash equivalents at beginning of period	55,168	73,064
Cash and cash equivalents at end of period	$103,671	$58,912
Supplemental cash flow information
Income taxes paid	$9,166	$9,402
Interest paid	17,801	16,836

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim consolidated financial statements are consistent with those used in the preparation of annual financial information. The interim consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2003 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in these Notes are in thousands.

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

Note 2 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2004:
U.S. Treasuries	$998	$—	$1	$997
U.S. Government agencies	318,295	1,569	626	319,238
States and political subdivisions	108,660	2,089	315	110,434
CMOs and asset backed securities	189	3	—	192
Other securities	6,824	—	—	6,824
	$434,966	$3,661	$942	$437,685
December 31, 2003:
U.S. Treasuries	$2,004	$7	$—	$2,011
U.S. Government agencies	317,353	3,726	540	320,539
States and political subdivisions	80,559	2,133	396	82,296
CMOs and asset backed securities	1,479	62	—	1,541
Other securities	4,648	—	—	4,648
	$406,043	$5,928	$936	$411,035

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2004	December 31, 2003
Commercial and industrial	$174,613	$192,444
Real estate - commercial	461,621	459,014
Real estate - construction	281,242	218,519
Real estate - residential	496,531	408,789
Installment	43,045	44,449
	1,457,052	1,323,215
Unearned origination fees	(2,708)	(3,677)
	$1,454,344	$1,319,538

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of September 30, are summarized as follows:

	2004	2003
Balance, January 1	$18,301	$15,769
Provision for loan losses	—	2,546
Loans charged-off	(437)	(1,168)
Recoveries	306	460
Balance, end of period	$18,170	$17,607

Note 5 – Deposits

Major classifications of deposits were as follows:

	September 30, 2004	December 31, 2003
Noninterest bearing	$242,578	$214,439
Savings	118,701	116,565
NOW accounts	299,457	234,184
Money market accounts	429,333	387,089
Certificates of deposit of less than $100,000	500,461	390,353
Certificates of deposit of $100,000 or more	258,900	182,004
	$1,849,430	$1,524,634

Note 6 – Borrowings

The Company had a $30.0 million line of credit available with Marshall & Ilsley under which there was an outstanding balance of $2.7 million as of September 30, 2004.  At December 31, 2003 the Company had a $20.0 million line of credit available with Marshall & Ilsley under which there was an outstanding balance of $500,000.  A revolving business note dated April 30, 2004 secures the line of credit and is guaranteed by the Company.   The note provides that any outstanding principal will bear interest, at the Company’s option; at the rate of either 1% over the previous month average Federal Reserve targeted rate (federal funds rate) or 0.90% over the adjusted interbank rate, with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes.

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  Repurchase agreements may be of varying maturities but are generally under one year.  Underlying securities remain in the Company’s portfolio during the term of the repurchase agreement and are treated as collateral pledged to the customer.  Repurchase agreements generally consisted of U.S. government agencies at September 30, 2004 and December 31, 2003.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes are collateralized by FHLB stock of $5.8 million at September 30, 2004 and $3.7 million at December 31, 2003.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. U.S. Treasury securities with a face value greater than or equal to the amount borrowed are pledged as a condition of holding TT&L deposits. As of September 30, 2004 and December 31, 2003, the TT&L deposits were $1.7 million and $3.1 million, respectively.

At September 30, 2004 and December 31, 2003, total short-term borrowings totaled $40.0 million at a weighted average rate of 1.25% and $154.4 million at a weighted average rate of 1.24%, respectively.   The decrease in short-term borrowings was primarily the result of deposit growth during 2004 that exceeded asset growth. During the nine months ended September 30, 2004, loans and securities grew $165.2 million while deposits grew $324.8 million.

Note 7–Junior Subordinated Debentures

During June 2003, the Company completed its tender offer for shares of its common stock, in which 723,053 shares were repurchased at $42.50 per share.  The total cash payment required to complete the tender offer was approximately $31.6 million, which was funded by the sale of trust preferred debentures.  The Company completed the sale of $27.5 million of cumulative trust preferred debentures by its subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred debentures was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred debentures are being amortized over 30 years using the straight-line method.  Cash distributions on the debentures are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements.

Note 8– Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) currently authorizes the issuance of up to 1,332,000 shares of the Company’s common stock, including the granting of qualified stock options, nonqualified stock options, restricted stock and stock appreciation rights. Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors. The Incentive Plan requires the exercise price of any incentive stock option issued to an employee to be at least equal to the fair market value of Company common stock on the date the option is granted. All stock options are granted for a maximum term of ten years, with vesting occurring during the first three years.

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

A summary of activity in the Incentive Plan and options outstanding is included below:

	Nine Months Ended September 30, 2004		Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	570,267	$15.191	528,801	$12.401
Granted	—	—	110,000	25.075
Exercised	(43,667)	9.653	(68,534)	9.532
Expired	—	—	—	—
Ending outstanding	526,600	$15.650	570,267	$15.191

At period-end:
Options exercisable	309,941		353,596
Range of exercise price		$5.85 - $25.08		$5.85 - $25.08
Weighted average contractual life in years	7.0		7.5
Weighted average fair value of options granted during the year		$—		$7.98

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$6,288	$5,772	$17,879	$16,618
Pro forma net income	6,187	5,704	17,576	16,414
Basic earnings per share as reported	0.47	0.43	1.33	1.16
Pro forma basic earnings per share	0.46	0.43	1.31	1.14
Diluted earnings per share as reported	0.46	0.43	1.32	1.15
Pro forma diluted earnings per share	0.46	0.42	1.30	1.13

The pro forma effects were computed using option-pricing models with the following assumptions

Risk free interest rate	4.00%	-	4.45%
Expected option life, in years	10
Expected stock price volatility	24.3%	-	26.7%
Dividend yield	2.00%

Note 9 – Earnings Per Share

Earnings per share is included below (share data not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted-average common shares outstanding	13,417,680	13,382,592	13,410,340	14,340,176
Net income	$6,288	$5,772	$17,879	$16,618
Basic earnings per share	$0.47	$0.43	$1.33	$1.16

Diluted earnings per share:
Weighted-average common shares outstanding	13,417,680	13,382,592	13,410,340	14,340,176
Dilutive effect of stock options	138,068	133,010	130,729	126,060
Diluted average common shares outstanding	13,555,748	13,515,602	13,541,069	14,466,236
Net income	$6,288	$5,772	$17,879	$16,618
Diluted earnings per share	$0.46	$0.43	$1.32	$1.15

Note 10 – Comprehensive Income

Comprehensive income is included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Change in net holding gains on available for sale securities arising during the period	$3,699	$(2,104)	$(2,273)	$(1,969)
Related tax expense	(1,472)	837	905	783
Net unrealized gains / (losses)	2,227	(1,267)	(1,368)	(1,186)

Less: Reclassification adjustment for the net gains realized during the period
Realized net gains (losses)	88	96	477	135
Related tax expense	(31)	(34)	(167)	(47)
Net realized gains	57	62	310	88
Total other comprehensive income	$2,284	$(1,205)	$(1,058)	$(1,098)

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

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$354,864	$272,417	$19,792	$15,849
Interest cost	217,690	184,212	24,553	20,795
Expected return on plan assets	(190,509)	(166,820)	—	—
Amortization of transition obligation / (asset)	—	(21,489)	—	—
Amortization of prior service cost	1,360	1,360	4,253	4,253
Recognized net actuarial (gain) / loss	55,724	26,480	14,254	7,552
Net periodic benefit cost	$439,129	$296,160	$62,852	$48,449

	2004	2003
Key assumptions:
Discount rate	5.80%	5.80%
Long-term rate of return on assets	7.50%	7.50%
Salary increases	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $1,174,000 and $1,203,000 for the nine-months ended September 30, 2004 and 2003, respectively.

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

Results of Operations

The Company earned $1.32 diluted earnings per share in the first nine months of 2004, a 14.78% increase over the $1.15 earned in the first nine months of 2003.  Net income was $17.9 million in the first nine months of 2004 compared with $16.6 million in the first nine months of 2003.  This was a 7.59% increase in earnings.  The Company earned $.46 diluted earnings per share in the third quarter of 2004, a 6.98% increase over the $.43 in the third quarter of 2003.  Net income was $6.3 million in the third quarter of 2004, compared with $5.8 million in the third quarter of 2003.  Year to date earnings were impacted in the second quarter 2004 by a $1.17 million reserve, net of tax, for the settlement of a damage award.

Return on equity increased to 19.29% in the first nine months of 2004, from 17.27% for the same period of 2003.  Return on equity decreased to 19.69% in the third quarter of 2004, from 20.67% for the same period of 2003.  The repurchase of common stock pursuant to a tender offer in June 2003, funded through the issuance of trust preferred securities, enhanced the return on equity for 2003.  Earnings for the first nine months of 2004 were enhanced by strong asset growth, the gain on sale of securities, the reduction of the loan loss provision and a decrease in the tax provision.

Net Interest Income

Net-interest income increased from $46.0 million in the first nine months of 2003 to $50.8 million in the first nine months of 2004, a 10.38% increase. The increase was primarily the result of an increase in interest income on loans of $7.4 million, offset by the increase in interest expense related to the interest paid on the trust preferred debentures of $1.3 million.

Net interest income is the largest component of net income.  Net interest income is the difference between interest income, principally from loans and securities available for sale, and interest expense, principally on customer deposits and borrowings.  Changes in the net interest income are the result of changes in volume, net interest spread, and net interest margin.  Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.  Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the following two tables for supplemental data and the corresponding reconciliation to GAAP financial measures for the three and nine months ended September 30, 2004 and 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

(A) Interest income (GAAP)	$24,554	$22,194	$71,410	$65,127
Taxable-equivalent adjustment - Loans	51	48	157	144
Taxable-equivalent adjustment - Investments	443	325	1,241	971
Interest income - FTE	25,048	22,567	72,807	66,242
(B) Interest expense (GAAP)	7,499	6,432	20,611	19,106
Net interest income - FTE	$17,549	$16,135	$52,196	$47,136
(C) Net interest income - (GAAP) (A minus B)	$17,055	$15,762	$50,799	$46,021
Net interest margin (GAAP)	3.61%	3.76%	3.71%	3.87%
Net interest margin - FTE	3.72%	3.84%	3.81%	3.97%

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

TAX EQUIVALENT INTEREST AND RATES

For the nine-month periods ended September 30, 2004 and 2003

	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest bearing deposits	$389	$3	1.07%	$711	$1	0.19%
Federal funds sold	4,623	49	1.41	10,890	90	1.10
Securities:
Taxable	317,497	7,970	3.35	310,347	8,066	3.47
Non-taxable (tax equivalent)	92,445	3,545	5.11	62,668	2,773	5.92
Total securities	409,942	11,515	3.75	373,015	10,839	3.89
Loans and loans held for sale	1,414,401	61,240	5.78	1,204,461	55,312	6.14
Total interest earning assets	1,829,355	72,807	5.32	1,589,077	66,242	5.57
Cash and due from banks	51,583	—	—	45,300	—	—
Allowance for loan losses	(18,326)	—	—	(16,696)	—	—
Other noninterest-bearing assets	68,258	—	—	52,672	—	—
Total assets	$1,930,870			$1,670,353

Liabilities and stockholders’ equity
Interest bearing transaction accounts	$628,426	4,165	0.89	594,580	4,460	1.00
Savings accounts	122,405	224	0.24	115,873	355	0.41
Time deposits	666,175	13,170	2.64	530,080	12,885	3.25
Interest bearing deposits	1,417,006	17,559	1.66	1,240,533	17,700	1.91
Repurchase agreements	36,179	275	1.02	49,572	417	1.12
Federal funds purchased and other borrowed funds	88,688	885	1.33	33,852	361	1.43
Trust preferred debentures	30,235	1,869	8.26	10,257	617	8.04
Notes payable	1,281	23	2.35	674	11	2.18
Total interest bearing liabilities	1,573,389	20,611	1.75	1,334,888	19,106	1.91
Noninterest bearing deposits	221,388	—	—	194,511	—	—
Accrued interest and other liabilities	12,255	—	—	12,302	—	—
Stockholders’ equity	123,838	—	—	128,652	—	—
Total liabilities and stockholders’ equity	$1,930,870			$1,670,353
Net interest income (tax equivalent)		$52,196			$47,136
Net interest income (tax equivalent) to total earning assets			3.81%			3.97%
Interest bearing liabilities to earnings assets	86.01%			84.00%

Notes:  Nonaccrual loans are included in the above stated average balances.

Tax equivalent basis is calculated using a marginal tax rate of 35%.

Provision for Loan Losses

The Company did not make a provision for loan losses during the first nine months of 2004 compared to a provision of $2.5 million during the first nine months of 2003. The determination by management to maintain the level of the allowance for loan losses at the year-end level was based on a number of factors, including the quality of the loan portfolio and past favorable loan loss experience.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs for the first nine months of 2004 were $131,000 compared with net charge-offs of $708,000 in the first nine months of 2003.  Total loan charge-offs were $437,000 during the first nine months of 2004, compared with $1.2 million during the first nine months of 2003, while recoveries for the same periods were $306,000 and $460,000, respectively.

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

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 1.25% as of September 30, 2004, compared to 1.39% as of December 31, 2003 and 1.40% as of September 30, 2003.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such loss will not exceed the estimated amounts in the future.

Nonperforming loans of $2.5 million as of September 30, 2004, were down from $2.6 million as of December 31, 2003. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $2.3 million as of December 31, 2003 to $2.1 million as of September 30, 2004.  The allowance for loan losses as a percentage of nonperforming loans increased to 723.90% at September 30, 2004 as compared to 691.65% as of December 31, 2003.  Asset quality has remained strong, as illustrated by net charge-offs decreasing from $708,000 in the first nine months of 2003 to net charge offs of $131,000 in the first nine months of 2004.

Past due and nonaccrual loans for the nine month periods ended September 30, 2004 and December 31, 2003 were as follows:

	9/30/04	12/31/03
Nonaccrual loans	$2,127	$2,265
Interest income recorded on nonaccrual loans	193	183
Interest income which would have been accrued on nonaccrual loans	117	165
Loans 90 days or more past due and still accruing interest	383	381

Noninterest Income

Noninterest income was $6.7 million during the third quarter of 2004 and $8.0 million during the third quarter of 2003, a decrease of $1.3 million, or 16.81%.  A decrease in loan originations in the third quarter of 2004 resulted in a decrease in the gain on sale of loans of $1.7 million, or 56.67% and a decrease in secondary mortgage fees of $389,000 or 68.25%.  The first nine months of 2003 produced an unprecedented volume of mortgage originations while mortgage rates were near historically low levels.  The decrease in loan originations during the first nine months of 2004 resulted in a decrease in the gain on sale of loans of $5.3 million and a decrease in secondary mortgage fees of $843,000 when compared to the first nine months of 2003.  The decrease in loan originations in 2004 was primarily the result of rising mortgage rates during the last half of 2003, which led to decreased mortgage refinance activity and decreased demand for home mortgages, which has carried over to 2004.

Service charges on deposits increased $206,000, or 11.12% for the quarter to $2.1 million.  Trust income for third quarter 2004 totaled $1.5 million, which was comparable to the third quarter of 2003.   Trust assets under management increased from $756.7 million at September 30, 2003 to $836.3 million at September 30, 2004.  Other income totaled $1.6 million for the third quarter of 2004, an increase of $468,000 over the $1.1 million in the same period of 2003.  The increase was primarily due to the purchase of bank owned life insurance (BOLI) during the second quarter of 2004, resulting in an increase in other income of  $220,000 over the third quarter of 2003.

During the first nine months of 2004, increased investment activity resulted in a gain on the sale of securities of $477,000, compared with $135,000 in the first nine months of 2003.  For the first nine months of 2004, noninterest income was $19.3 million compared to $23.4 million for the first nine months of 2003.  This decrease of $4.1 million, or 17.3%, was primarily related to a decrease in gain on sale of loans of $5.3 million and secondary mortgage fees of $843,000 due to lower volumes of mortgage originations.  Trust income for the nine-month period was $4.3 million, an increase of 6.8%.  Service charges on deposits were $5.6 million, or an increase of 9.8%.  Other income totaled $4.1 million for the first nine months of 2004, an increase of $951,000 over the $3.1 million in the same period of 2003.  BOLI income was $445,000 for the first nine months of 2004.

Noninterest Expense

Noninterest expense was $14.3 million during the third quarter of 2004, an increase of $221,000, or 1.56%, from $14.1 million in the third quarter of 2003.  Noninterest expense was $43.4 million during the first nine months of 2004, an increase of $2.2 million, or 5.41%, from $41.1 million in the first nine months of 2003.  Salaries and benefits, which is the largest component of noninterest expense, decreased in the first nine months of 2004 by $787,000, or 3.02% from the first nine months of 2003.  Salaries and benefits expense was $8.6 million during the third quarter of 2004, a decrease of $294,000, or 3.30%, from $8.9 million in the third quarter of 2003.  The full-time equivalent number of employees was 544 as of September 30, 2004, as compared with 538 one year earlier.  Increased staffing and merit increases were offset in both periods by decreases in commissions and incentives tied to earnings performance for the mortgage company.

Employee benefit expenses increased during the third quarter of 2004 by $201,000 from the third quarter of 2003 and increased in the first nine months of 2004 by $545,000 from the first nine months of 2003.  Employee benefit expenses were affected by higher employee healthcare insurance premiums of $174,000 and retirement benefits of $373,000 over the same nine months of the prior year.

Net occupancy and furniture and equipment expenses increased $472,000, or 29.9% from the third quarter of 2003 to the third quarter 2004 and increased $623,000, or 11.3%, from the first nine months of 2003 to the same period in 2004.   As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.  There were two new branch openings in the first nine months of 2004.

Other expense increased from $9.3 million in the first nine months of 2003 to $11.6 million in the first nine months of 2004.  In July of 2004, the Company reached an agreement to settle a jury verdict against one of its subsidiaries.  Under the terms of the settlement, the Company paid the plaintiff $1.75 million, or $1.17 million, net of tax.   The remaining increase consists primarily of a $550,000 increase in marketing expense related to the expansion into and developing of new markets.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes remained constant at $3.1 million for the third quarters of 2004 and 2003, and decreased to $8.9 million for the first nine months of 2004 from $9.1 million for the first nine months of 2003.  The average effective income tax rates for the third quarters of 2004 and 2003, were 33.0% and 34.7%, respectively and 33.2% and 35.3% for the first nine months of 2004 and 2003, respectively.   The decrease in the average effective tax rate for 2004 was partially due to an increase in tax-exempt interest income.

Financial Condition

Assets

Total assets reached $2.07 billion at September 30, 2004, an increase of $235.8 million or 12.82% from $1.84 billion at December 31, 2003.

Loans

Total loans were $1.45 billion as of September 30, 2004, an increase of $134.8 million, or 10.22%, during the nine-month period, from $1.32 billion as of December 31, 2003. The largest increases in loan classifications were in real estate construction and real estate residential loans, which increased $62.7 million and $87.7 million, respectively. These changes reflected the continuing loan demand in the markets in which the Company operates.  The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 82.10% of the portfolio as of December 31, 2003 and 85.06% of the portfolio as of September 30, 2004.

Securities

Securities totaled $437.7 million as of September 30, 2004, an increase of $26.7 million from $411.0 million as of December 31, 2003.  During March 2004, the Company purchased $20.0 million in bank owned life insurance (BOLI) that was reported in other assets on the consolidated financial statements. The BOLI purchase was funded by the sale of $20.0 million of securities, which resulted in a net gain of $629,000.   The net unrealized gains, net of deferred taxes, in the portfolio decreased from a $3.0 million net gain as of December 31, 2003 to a $1.6 million net gain as of September 30, 2004.

Deposits and Borrowings

Total deposits were $1.85 billion as of September 30, 2004, an increase of $324.8 million, or 21.30% from $1.52 billion as of December 31, 2003.  Demand deposits increased $28.1 million during the first nine months of the year from $214.4 million to $242.6 million or 13.12%.  At the same time, savings deposits, which include money market accounts, increased $109.7 million or 14.86% from $737.8 million to $847.5 million.  Time deposits increased $187.0 million from $572.4 million to $759.4 million or 32.67% during the same period.  Given the lower interest rate environment in which retail time deposits were maturing, pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities.  Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $47.8 million as of December 31, 2003, to $36.1 million as of September 30, 2004.  As part of the Company’s sweep accounts, collected funds from business clients’ noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Other short-term borrowings decreased from $106.0 million to $1.3 million primarily due to a decrease in federal funds purchased of $102.7 million.  Federal funds purchased are used as a temporary funding source to meet short-term liquidity needs.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of September 30, 2004. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s largest subsidiary bank, as of September 30, 2004.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004:
Total capital to risk weighted assets
Consolidated	$173,223	11.11%	$124,733	8.00%	$155,916	10.00%
Old Second National Bank	120,395	11.60	83,031	8.00	103,789	10.00
Tier 1 capital to risk weighted assets
Consolidated	155,053	9.94	62,396	4.00	93,593	6.00
Old Second National Bank	107,869	10.39	41,528	4.00	62,292	6.00
Tier 1 capital to average assets
Consolidated	155,053	7.77	79,821	4.00	99,777	5.00
Old Second National Bank	107,869	7.99	54,002	4.00	67,503	5.00

December 31, 2003:
Total capital to risk weighted assets
Consolidated	$158,377	11.40%	$111,142	8.00%	$138,927	10.00%
Old Second National Bank	110,872	11.79	75,231	8.00	94,039	10.00
Tier 1 capital to risk weighted assets
Consolidated	140,993	10.14	55,619	4.00	83,428	6.00
Old Second National Bank	99,105	10.54	37,611	4.00	56,417	6.00
Tier 1 capital to average assets
Consolidated	140,993	7.91	71,299	4.00	89,123	5.00
Old Second National Bank	99,105	7.98	49,677	4.00	62,096	5.00

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

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customers’ credit needs, to meet maturing obligations and its existing commitments, and to withstand fluctuations in deposit levels.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.  Liquidity is primarily achieved through the growth of deposits and by maintaining liquid assets such as securities available for sale, matured securities, and federal funds sold.  Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities in such a way that manages interest rate risk and assists in achieving an acceptable level of profitability.  An important part of the overall asset and liability management process is providing adequate liquidity.

Net cash inflows from operating activities were $10.3 million in the first nine months of 2004, compared with net cash inflows of $49.3 million in the first nine months of 2003. The decrease in cash inflows was related to the increase in accrued interest receivable and other assets of $22.3 million offset by a decrease in accrued interest payable and other liabilities of $14.0 million.  The increase in accrued interest receivable and other assets was directly related to the $20.0 million purchase of BOLI recorded in other assets. The increase in accrued interest payable and other liabilities were related to the changes in income taxes payable.  Interest received, net of interest paid, was the principal use of operating cash outflows in both periods reported.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $168.2 million in the nine months ended September 30, 2004, compared to $180.9 million for the first three quarters a year earlier. In the first nine months of 2004, securities transactions accounted for a net outflow of $31.1 million, and net change in loans accounted for net outflows of $134.9 million. In the first nine months of 2003, securities transactions accounted for a net inflow of $20.2 million, and net change in loans accounted for net outflows of $196.6 million.  Cash outflows for property and equipment were $2.9 million in the first nine months of 2004 compared to $4.7 million in the first nine months of 2003.

Cash inflows from financing activities included an increase in deposits of $324.8 million and a decrease in repurchase agreements of $11.8 million in the first nine months of 2004, offset by a $104.8 million decrease in federal funds purchased and other short-term borrowings.  This compares with a net cash inflow of $117.5 million as a result of an increase in deposits of $153.4 million, offset by a reduction in federal funds purchased and other short-term borrowings of $3.9 million and a decrease in repurchase agreements of $27.2 million, during the first nine months of 2003.   The issuance of $30.2 million in trust preferred debentures was directly offset by the repurchase of $31.4 million in treasury stock during 2003.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
9/30/2004	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$62	$—	$—	$—	$—	$—	$62
Average interest rate	1.76%	0.00%	0.00%	0.00%	0.00%	0.00%	1.76%

Federal funds sold	$45,000	$—	$—	$—	$—	$—	$45,000
Average interest rate	1.84%	0.00%	0.00%	0.00%	0.00%	0.00%	1.84%

Securities	$76,177	$54,444	$107,257	$53,587	$28,566	$117,654	$437,685
Average interest rate	2.66%	2.88%	2.93%	3.28%	3.69%	3.70%	3.18%

Fixed rate loans	$93,534	$76,293	$62,422	$217,704	$94,820	$96,158	$640,931
Average interest rate	5.45%	6.56%	6.56%	6.02%	5.93%	5.79%	6.01%

Adjustable rate loans	$265,367	$60,050	$49,132	$40,488	$17,351	$399,488	$831,876
Average interest rate	5.24%	4.98%	4.98%	4.92%	4.92%	5.13%	5.13%
Total	$480,140	$190,787	$218,811	$311,779	$140,737	$613,300	$1,955,554

Interest-bearing Liabilities
Interest-bearing deposits	$905,775	$140,450	$208,117	$25,570	$10,147	$316,793	$1,606,852
Average interest rate	1.62%	3.12%	2.64%	3.42%	2.95%	0.43%	1.69%

Short-term borrowing	$37,335	$—	$—	$—	$—	$—	$37,335
Average interest rate	1.15%	0.00%	0.00%	0.00%	0.00%	0.00%	1.15%

Notes payable	$2,700	$—	$—	$—	$—	$—	$2,700
Average interest rate	2.22%	0.00%	0.00%	0.00%	0.00%	0.00%	2.22%

Subordinate debentures note	$—	$—	$—	$—	$—	$30,248	$30,248
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$945,810	$140,450	$208,117	$25,570	$10,147	$347,041	$1,677,135

Period gap	$(465,670)	$50,337	$10,694	$286,209	$130,590	$266,259	$278,419
Cumulative gap	(465,670)	(415,333)	(404,639)	(118,430)	12,160	278,419

Recent Regulatory Developments

On August 20, 2004, Illinois Governor Blagojevich signed legislation that permits state-chartered banks and national banks that are headquartered outside of Illinois to establish de novo branches and to acquire branches in Illinois, provided that the states in which they are headquartered grant reciprocal privileges to banks that are headquartered in Illinois.  This legislation will allow state-chartered banks and national banks headquartered in Illinois to establish de novo branches and to acquire branches in states that have similar reciprocity laws.  On September 13, 2004, the Illinois Department of Financial and Professional Regulation published guidance, in the form of Interpretive Letter 2004-01, that lists those states that have similar reciprocity laws.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

On July 28, 2004, the Company and the plaintiff reached an agreement to settle and release the Company in the case of Kuzma v. Clarage, et al. and discontinue the appeal process.  Under the terms of the settlement, the Company paid the plaintiff $1.75 million.

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

Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None

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

DATE: November 5, 2004