Form 10-K
period 2004-12-31
OLD SECOND BANCORP INC
filed 2005-03-15
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $354 million*.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 13,444,724 at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2004 Annual Report are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

*                                         Based on the last reported price of an actual transaction in registrant’s common stock on June 30, 2004 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant’s common stock.

OLD SECOND BANCORP INC.

Form 10-K

PART I

Item 1.  Business

General

Old Second Bancorp Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “Act”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60506.

The Company conducts a full service community banking and trust business through its wholly-owned subsidiaries, The Old Second National Bank of Aurora (“Old Second Bank”), Old Second Bank-Yorkville, Old Second Bank-Kane County and Old Second Financial, Inc., and through Old Second Mortgage Company, which is a wholly-owned subsidiary of Old Second Bank.  The banking subsidiaries are referred to herein as the “Banks.”  In 2003, the Company formed Old Second Trust I, a Delaware business trust, for the exclusive purpose of issuing trust-preferred securities in a transaction completed in July 2003.  In 2004, the Company formed Old Second Affordable Housing Fund, L.L.C. for the purpose of providing down payment assistance for home ownership to qualified individuals.

The Company provides financial services through its twenty-five banking locations and four mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage,” provides mortgage-banking services and Old Second Bank also engages in trust operations.

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

Old Second Mortgage Company originates residential mortgages and handles the secondary marketing of those mortgages. Old Second Mortgage Company is a mortgage banking organization offering a wide range of products including conventional, government, jumbo and sub prime loans with operations centralized at its home office location in St. Charles, Illinois.  Old Second Mortgage Company has offices in Aurora, Sycamore, Wheaton and St. Charles, Illinois.  During 2002, Old Second Mortgage Company became a wholly-owned subsidiary of Old Second Bank.  As of December 31, 2004, Old Second Mortgage Company employed 24 operations employees and 30 loan origination employees.

Market Area

Old Second Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Strategically situated on U.S. Interstate 88, Aurora is near the center of the four county area comprised of DuPage, Kane, Kendall and Will counties. Based upon the 2000 census, these counties together represent a market of more than 1.9 million people. The city of Aurora has a current reported population of approximately 157,000 residents.

The Banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, Geneva, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Sandwich, Wasco, DeKalb and Ottawa communities and surrounding areas. Old Second Bank also offers complete trust investment management and other fiduciary services and through a registered broker/dealer and member of NASD and SIPC, provide stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

Currently, the primary lending area for Old Second Mortgage Company is the state of Illinois.

Lending Activities

General.  The Banks provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Banks actively market their services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Banks have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2004, residential mortgages made up approximately 34.0% of its loan portfolio, commercial real estate loans comprised approximately 34.1%, construction lending comprised 17.8%, general commercial loans comprised 11.3% and consumer lending comprised 2.8%. It is also the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Banks do not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (providing the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act.  The Banks strive to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Residential Real Estate Loans.   A majority of the residential mortgage loans that the Banks originate are in the form of fixed rate loans, which the Banks sell to outside investors.  Fixed and variable rate loans originated by Old Second Mortgage Company are sold; the mortgage company did not retain servicing rights until the 4th quarter of 2004, when it became a direct seller of fixed rate loans to FNMA.  The Banks also originate many variable rate residential mortgages.  The Banks retain the servicing of almost all variable rate residential mortgages that they originate.  Management believes that the retention of mortgage servicing provides the Company, on a consolidated basis, with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations.  Moreover, the retention of such servicing rights allows the Banks to continue to have regular contact with mortgage customers and solidifies our involvement with the community.

Commercial Real Estate Loans. A large portion of the loan portfolio is comprised of commercial real estate loans.  The primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows, usually derived from rent, and caused by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from systemic downward shifts in the valuations of classes of properties over a given geographic area, and caused by changes in demand and other economic factors.  The Banks mitigate these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cashflow margins and multiple repayment sources.  In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment.  The commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

In 2004, a significant number of commercial real estate borrowers elected to refinance their fixed rates loans with the Banks, ahead of the scheduled maturity dates for those loans, for the purpose of taking advantage of interest rates that were at recent-historic lows.  Refinance penalties helped to mitigate the negative impact of this trend.  Also, with short-term rates remaining at very low levels, and a somewhat steep yield curve at times during the year, many other borrowers elected to select floating rate loan structures rather than fixed rate structures.  The impact of these events, in the short run, was to further an erosion of net interest margin that has been experienced over the course of the last three years.  Longer term, the increase in floating rate loans in the portfolio should better position the Banks once interest rates do begin to move up again.

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

The Banks are subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area.  Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other financial institutions. Within the Old Second Bank-Yorkville market, which includes portions of Kane and LaSalle counties and all of Kendall County, there are approximately 10 other banks or banking facilities and several savings and loan associations.

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

Employees

At December 31, 2004, the Company employed 550 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

                The Company maintains a corporate web site at http://www.o2bancorp.com.  The Company makes available free of charge on or through its web site the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  Many of the Company’s policies, committee charters and other investor information are available on the web site. The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Senior Vice President and Chief Financial Officer, Old Second Bancorp Inc., 37 South River Street, Aurora, Illinois 60506-4172

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the ”DFPR”), the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks, rather than shareholders.

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

The Company

General.  The Company, as the sole shareholder of the Banks, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Banks

General.  Old Second Bank-Yorkville and Old Second Bank-Kane County  (the “State Banks”) are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”).  The State Banks are also members of the Federal Reserve System (“member banks”).  As Illinois-chartered, FDIC-insured member banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

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

Deposit Insurance.  As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations.  Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.   During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  All Illinois banks and national banks are required to pay supervisory assessments to the DFPR and the OCC, respectively, to fund the operations of those agencies.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2004, the State Banks paid supervisory assessments to the DFPR totaling $87,543 and the National Bank paid supervisory assessments to the OCC totaling $264,238.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  The federal bank regulatory agencies have established the following minimum capital standards for insured state and national banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2004: (i) none of the Banks was subject to a directive from the Federal Reserve (in the case of the State Banks) or the OCC (in the case of the National Bank) to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by applicable regulations.

Liability of Commonly Controlled Institutions.  Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because the Company controls each of the Banks, the Banks are commonly controlled for purposes of these provisions of federal law.

Dividend Payments.  The primary source of funds for the Company is dividends from the Banks.  Under the Illinois Banking Act, the State Banks generally may not pay dividends in excess of their net profits. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the State Banks.  Generally, member banks may pay dividends out of their undivided profits, in such amounts and at such times as each bank’s board of directors deems prudent.  Without prior Federal Reserve approval, however, state member banks may not pay dividends in any calendar year that, in the aggregate, exceed their calendar year-to-date net income plus their retained net income for the two preceding calendar years.

Under the National Bank Act, the National Bank may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent.  Without prior OCC approval, however, the National Bank may not pay dividends in any calendar year that, in the aggregate, exceeds its year-to-date net income plus its retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004.  As of December 31, 2004, approximately $60.2 million was available to be paid as dividends by the Banks.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve (in the case of the State Banks) and the OCC (in the case of the National Bank) may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or it subsidiaries as collateral for loans made by the Banks.  Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain correspondent relationships.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million.  The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Banks are in compliance with the foregoing requirements.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2004 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2004, 2003, and 2002

	2004			2003			2002
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$307	$4	1.14%	$576	$1	0.15%	$67	$1	1.49%
Federal funds sold	3,967	58	1.47	9,627	105	1.09	42,036	664	1.58
Securities:
Taxable	320,185	10,624	3.32	314,724	10,883	3.46	277,316	13,899	5.01
Non-taxable (tax equivalent)	97,221	5,023	5.17	64,997	3,825	5.88	58,873	3,980	6.76
Total securities	417,406	15,647	3.75	379,721	14,708	3.87	336,189	17,879	5.32
Loans and loans held for sale	1,437,030	83,653	5.82	1,227,924	74,562	6.07	1,001,224	68,566	6.85
Total interest earning assets	1,858,710	99,362	5.35	1,617,848	89,376	5.52	1,379,516	87,110	6.31
Cash and due from banks	52,228	—	—	45,993	—	—	41,603	—	—
Allowance for loan losses	(18,295)	—	—	(17,017)	—	—	(13,837)	—	—
Other noninterest-bearing assets	70,892	—	—	52,781	—	—	43,849	—	—
Total assets	$1,963,535			$1,699,605			$1,451,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	$244,806	1,018	0.42	$216,859	836	0.39	$182,166	1,450	0.80
Savings accounts	515,646	5,403	1.05	508,337	5,430	1.07	460,603	8,661	1.88
Time deposits	696,013	18,602	2.67	541,588	16,967	3.13	441,315	16,946	3.84
Interest bearing deposits	1,456,465	25,023	1.72	1,266,784	23,233	1.83	1,084,084	27,057	2.50
Repurchase agreements	37,006	450	1.22	46,990	511	1.09	42,455	662	1.56
Federal funds purchased and other borrowed funds	71,515	1,037	1.45	33,369	477	1.43	14,172	277	1.95
Trust preferred debentures	31,625	2,486	7.86	15,286	1,233	8.07
Notes payable	1,638	43	2.63	619	14	2.23	348	13	3.74
Total interest bearing liabilities	1,598,249	29,039	1.82	1,363,048	25,468	1.87	1,141,059	28,009	2.45
Noninterest bearing deposits	227,912	—	—	198,942	—	—	170,589	—	—
Accrued interest and other liabilities	11,376	—	—	12,362	—	—	12,328	—	—
Stockholders’ equity	125,998	—	—	125,253	—	—	127,155	—	—
Total liabilities and stockholders’ equity	$1,963,535			$1,699,605			$1,451,131
Net interest income (tax equivalent)		$70,323	3.53%		$63,908	3.66%		$59,101	3.86%
Net interest income (tax equivalent) to total earning assets			3.78%			3.95%			4.28%
Interest bearing liabilities to earnings assets	85.99%			84.25%			82.71%

Notes:	Nonaccrual loans are included in the above stated average balances.
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

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2004 Compared to 2003			2003 Compared to 2002
	Change Due to			Change Due to
	Average Balance	Average Rate	Total Change	Average Balance	Average Rate	Total Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$—	$3	$3	$2	$(2)	$—
Federal funds sold	(75)	28	(47)	(399)	(160)	(559)
Securities:
Taxable	187	(446)	(259)	1,699	(4,715)	(3,016)
Tax-exempt	1,711	(513)	1,198	390	(545)	(155)
Loans and loans held for sale	12,275	(3,184)	9,091	14,353	(8,357)	5,996
TOTAL EARNING ASSETS	14,098	(4,112)	9,986	16,045	(13,779)	2,266

INTEREST BEARING LIABILITIES/INTEREST EXPENSE
Interest bearing transaction accounts	113	69	182	238	(852)	(614)
Savings accounts	78	(105)	(27)	823	(4,054)	(3,231)
Time deposits	4,369	(2,734)	1,635	3,458	(3,437)	21
Repurchase agreements	(117)	56	(61)	65	(216)	(151)
Federal funds purchased and other borrowed funds	553	7	560	291	(91)	200
Trust preferred debentures	1,285	(32)	1,253	—	1,233	1,233
Notes payable	27	2	29	7	(6)	1
INTEREST BEARING LIABILITIES	6,308	(2,737)	3,571	4,882	(7,423)	(2,541)
NET INTEREST INCOME	$7,790	$(1,375)	$6,415	$11,163	$(6,356)	$4,807

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2004		2003		2002
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$992	0.22%	$2,011	0.49%	$1,509	0.39%
U.S. Government agencies	313,169	69.14%	320,539	77.98%	282,435	72.57%
States and political subdivisions	131,590	29.05%	82,296	20.02%	59,672	15.33%
Mortgage-backed securities	185	0.04%	1,541	0.37%	42,476	10.91%
Other securities	7,006	1.55%	4,648	1.13%	3,124	0.80%
	$452,942	100.00%	$411,035	100.00%	$389,216	100.00%

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 2004. Yields are calculated on a tax equivalent basis using a 35% rate.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$—	0.00%	$992	1.59%	$—	0.00%	$—	0.00%	$992	1.59%
U.S. government agencies	58,907	2.09%	220,812	2.07%	24,175	2.16%	9,275	3.43%	313,169	2.12%
States and political subdivisions	6,156	2.19%	16,475	3.18%	46,511	3.67%	62,448	3.67%	131,590	3.54%
	65,063	2.10%	238,279	2.14%	70,686	3.15%	71,723	3.64%	445,751	2.54%
Mortgage-backed obligations and equity securities									7,191
	$65,063	2.10%	$238,279	2.14%	$70,686	3.15%	$71,723	3.64%	$452,942	2.54%

As of December 31, 2004, net unrealized gains of $538,000, offset by deferred income taxes of $214,000, resulted in an increase in equity capital of $324,000. As of December 31, 2003, net unrealized gains of $4,992,000, offset by deferred income taxes of $1,987,000, resulted in an increase in equity capital of $3,005,000.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2004	2003	2002	2001	2000
Commercial and industrial	$170,535	$191,390	$208,535	$186,435	$165,049
Real estate - commercial	512,661	456,391	411,122	310,297	214,837
Real estate - construction	269,537	218,519	120,899	112,206	84,096
Real estate - residential	514,020	408,789	262,304	214,740	190,603
Installment	42,323	44,449	59,007	71,780	75,169
Gross loans	1,509,076	1,319,538	1,061,867	895,458	729,754
Unearned discount	—	—	—	(3)	(22)
Total loans	1,509,076	1,319,538	1,061,867	895,455	729,732
Allowance for loan losses	(15,495)	(18,301)	(15,769)	(12,313)	(9,690)
Loans, net	$1,493,581	$1,301,237	$1,046,098	$883,142	$720,042

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2004:

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$92,112	$43,161	$24,813	$7,368	$3,081	$170,535
Real estate	256,990	389,436	150,304	107,933	391,555	1,296,218
Installment	12,141	25,204	3,932	725	321	42,323
Total	$361,243	$457,801	$179,049	$116,026	$394,957	$1,509,076

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2004	2003	2002	2001	2000
Nonaccrual loans	$5,129	$2,265	$4,803	$2,560	$1,582
Loans past due 90 days or more
and still accruing interest	116	381	641	771	532
Restructured loans	—	—	—	—	—
Total nonperforming loans	5,245	2,646	5,444	3,331	2,114
Other real estate	—	663	131	—	357
Total nonperforming assets	$5,245	$3,309	$5,575	$3,331	$2,471

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $202,000, $183,000, and $6,000 was recorded during 2004, 2003, and 2002, respectively, on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2004, 2003, and 2002, had these loans been on an accrual basis throughout the year, was approximately $344,000, $165,000, and $287,000, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2004	2003	2002	2001	2000
Average total loans (exclusive of loans held for sale)	$1,421,483	$1,183,290	$969,982	$794,147	$662,566

Allowance at beginning of year	$18,301	$15,769	$12,313	$9,690	$8,444
Charge-offs:
Commercial and industrial	402	971	752	1,063	402
Real estate	18	42	25	145	37
Installment and other loans	337	463	383	294	263
Total charge-offs	757	1,476	1,160	1,502	702
Recoveries:
Commercial and industrial	688	489	462	142	369
Real estate	11	25	128	4	8
Installment and other loans	152	243	221	139	191
Total recoveries	851	757	811	285	568
Net charge-offs (recoveries)	(94)	719	349	1,217	134
Provision for loan losses	(2,900)	3,251	3,805	3,840	1,380
Allowance at end of period	$15,495	$18,301	$15,769	$12,313	$9,690

Net charge-offs (recoveries) to average loans	-0.01%	0.06%	0.04%	0.15%	0.02%
Allowance at year end to average loans	1.09%	1.55%	1.63%	1.55%	1.46%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2004		2003		2002		2001
		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and industrial	$5,221	11.3%	$3,728	14.5%	$6,016	19.5%	$5,574	20.8%
Real estate - commercial	1,349	34.1%	5,766	34.7%	4,500	38.8%	3,233	34.6%
Real estate - construction	6,144	17.8%	6,080	16.5%	1,166	11.5%	827	12.5%
Real estate - residential	700	34.0%	277	30.9%	500	24.7%	654	24.1%
Installment and other loans	400	2.8%	1,410	3.4%	945	5.5%	799	8.0%
Unallocated	1,681	—	1,040	—	2,642	—	1,226	—
Total	$15,495	100.0%	$18,301	100.0%	$15,769	100.0%	$12,313	100.0%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

	Within One Year	One to Three Years	Three to FiveYears	Over Five Years	Total
	Amount	Amount	Amount	Amount	Amount

Deposits without a stated maturity	$1,013,965	$—	$—	$—	$1,013,965
Certificates of deposit	423,526	353,784	7,574	—	784,884
Federal funds borrowed, security repurchase agreements and FHLB advances	119,242	—	—	—	119,242
Borrowed funds	2,700	—	—	—	2,700
Trust preferred debentures	—	—	—	31,625	31,625
Purchase obligations	3,035	1,280	1,057	2,341	7,713
Operating leases	349	737	538	170	1,794
Other	1,786	—	—	—	1,786
Total	$1,564,603	$355,801	$9,169	$34,136	$1,963,709

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

Commitments:  The following table details the amounts and expected maturities of significant commitments as of December 31, 2004.

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$69,405	$13,155	$4,389	$15,458	$102,407
Revolving open end residential	3,631	7,735	11,298	92,041	114,705
Other	97,999	48,949	604	13,476	161,028
Financial standby letters of credit	14,007	220	—	—	14,227
Performance standby letters of credit	22,448	3,761	25	—	26,234
Commercial letters of credit	1,286	—	—	—	1,286
Total	$208,776	$73,820	$16,316	$12,975	$419,887

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

SELECTED RATIOS

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

	2004	2003	2002
Return on average total assets	1.34%	1.30%	1.39%
Return on average equity	20.86%	17.65%	15.84%
Average equity to average assets	6.42%	7.37%	8.76%
Dividend payout ratio	23.47%	25.48%	27.66%

Item 2.    Properties

The Company’s corporate headquarters and the main office of Old Second National Bank are located at 37 South River Street, Aurora, Illinois. Old Second Bank has full-service branches located in Illinois at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; Cross Street at Illinois and Route 47, Sugar Grove; 815 E Ogden Avenue, Naperville; 23 South Fourth Street, Geneva; 801 South Kirk Road, St. Charles;  1230 North Orchard Road, Aurora;  888 N. LaFox, South Elgin; 2761 Black Rd., Joliet and 5024 Ace Ln., Naperville.  Old Second Bank has trust offices at 37 South River Street in Aurora.

Old Second Bank-Yorkville is located at 102 East Van Emmon Street, Yorkville, with branches at 408 East Countryside Parkway in Yorkville, 6800 West Route 34 in Plano, 323 East Norris Drive in Ottawa and 410 East Church Street in Sandwich. Old Second Bank-Kane County is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco, at 194 South Main Street in Burlington, 1100 South County Line Road, Maple Park, 2 S 101 Harter Road, Kaneville, 1810 Dekalb Avenue, Sycamore and 1000A South State St., Hampshire.

All Banks have onsite 24 hour Automatic Teller Machines (“ATMs”). Old Second National Bank also has twenty-four offsite ATMs, Yorkville has two offsite ATMs, and Kane has one offsite ATM.  Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

The Company or its subsidiaries own the land and buildings for all of the locations listed above except the following; 815 E Ogden Avenue, Naperville; 23 South Fourth Street, Geneva; 888 N LaFox, South Elgin, 2761 Black Rd., Joliet, 5024 Ace Lane, Suite 120, Naperville, 2S101 Harter Road, Kaneville and 410 East Church Street in Sandwich which are leased offices.  The office at 6800 West Route 34 in Plano is leased space in a Wal-Mart facility.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in 2004.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on page 38 of the 2004 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of January 31, 2005 there were approximately 1,200 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 33 and 34 of the 2004 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note Q: Capital.”

                The Company paid dividends as set forth in the table incorporated by reference above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Banks, and the Banks are subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business — Supervision and Regulation — The Banks — Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $30.2 million in junior subordinated debentures to Old Second Capital Trust I in connection with its trust preferred offering.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends and the Company expects to be able to continue to pay dividends in the future.

                The Company did not repurchase any shares of it’s common stock in the fourth quarter, 2004.

Item 6.    Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2004 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp Inc. and Subsidiaries Financial Highlights.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 5 - 14 of the 2004 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 12 of the 2004 Annual Report (attached hereto as Exhibit 13) under the caption “Interest rate risk.”

Item 8.    Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2004 Annual Report (attached hereto as Exhibit 13):

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements
Independent Registered Public Accounting Firm's Report

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls were effective.

                During 2004, management performed a comprehensive evaluation of the allowance for loan losses. As a result of this evaluation, changes were made that enhanced the methodology of determining the adequacy of the allowance for loan losses. Other than this change, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

Management’s Report on Internal Control Over Financial Reporting

                The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

                As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

                Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

        Old Second Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Old Second Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Old Second Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Old Second Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Old Second Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Old Second Bancorp, Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 4, 2005

Item 9B.  Other Information

                 None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Election of Directors” and “Corporate Governance and the Board of Directors.”

Executive Officers of the Registrant and Subsidiary

Name, Age and Year

Became Executive Officer

of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 54 1992	President and CEO of the Company

J. Douglas Cheatham Age 48 1999	Senior Vice-President and Chief Financial Officer of the Company since May 1999. Previously, Mr. Cheatham was Vice-President and Chief Financial Officer of Merchants Bancorp, Inc.

James L. Eccher	President and Chief Executive Officer of Old Second National Bank since 2003.
Age 39 2005

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2004.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2004 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,333,332	$19.250	399,666
Equity compensation plans not approved by security holders	—	—	—
Total	1,333,332	$19.250	399,666

Security holders approved 100,000 shares in 1994 and 250,000 shares in 2002 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Transactions with Management.”

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Ratification of our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2004 Annual Report (attached hereto as Exhibit 13).

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements
Independent Registered Public Accounting Firm’s Report

     (2)  Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

     (3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601
Table II. No
3.1	Articles of Incorporation of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

3.2	By-laws of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to of the Company’s 10 - K filed on March 27, 2000).

10.2	Old Second Bancorp Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).

10.3	Form of indenture relating to trust preferred securities

10.4	Promissory note to the benefit of Marshall & Ilsley Bank

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002)

10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)

10.7	Summary of fees for board of directors

13.1	The Company’s 2004 Annual Report to Stockholders

22.1	A list of all subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATE:    March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 15, 2005
William B. Skoglund

Senior Vice-President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 15, 2005
J. Douglas Cheatham

/s/ Walter Alexander	Senior Director	March 15, 2005
Walter Alexander

/s/ Edward Bonifas	Director	March 15, 2005
Edward Bonifas

/s/ Marvin Fagel	Director	March 15, 2005
Marvin Fagel

/s/ Barry Finn	Director	March 15, 2005
Barry Finn

/s/ William Kane	Director	March 15, 2005
William Kane

/s/ Kenneth Lindgren	Director	March 15, 2005
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 15, 2005
Jesse Maberry

/s/ William Meyer	Director	March 15, 2005
William Meyer

/s/ D. Chet McKee	Director	March 15, 2005
D. Chet McKee

/s/ Gerald Palmer	Director	March 15, 2005
Gerald Palmer

/s/ James Carl Schmitz	Director	March 15, 2005
James Carl Schmitz

/s/ Dr. Christine Sobek	Director	March 15, 2005
Dr. Christine Sobek

EXHIBIT NO.	DESCRIPTION OF EXHIBITS
3.1	Articles of Incorporation of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).
3.2	By-laws of Old Second Bancorp Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).
10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10-K filed on March 27, 2000).
10.2	Old Second Bancorp Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).
10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003).
10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed as Exhibit (b) (1) to the Company’s Schedule TO-I filed on May 20, 2003).
10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002)
10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)
10.7	Summary of fees for board of directors
13.1	The Company’s 2004 Annual Report to Stockholders
22.1	A list of all subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002