Form 10-Q
period 2005-03-31
OLD SECOND BANCORP INC
filed 2005-05-06
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2005, the Registrant had outstanding 16,568,339 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$47,171	$58,600
Interest bearing balances with banks	56	62
Cash and cash equivalents	47,227	58,662

Securities available for sale	479,290	452,942
Loans held for sale	11,930	16,597
Loans	1,590,038	1,509,076
Allowance for loan losses	15,414	15,495
Net loans	1,574,624	1,493,581
Premises and equipment, net	37,651	36,208
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	622	711
Bank owned life insurance	20,889	20,670
Accrued interest and other assets	27,232	22,160
Total assets	$2,201,595	$2,103,661

Liabilities
Deposits:
Demand	$243,760	$250,328
Savings	791,671	763,637
Time	801,148	784,884
Total deposits	1,836,579	1,798,849
Securities sold under repurchase agreements	37,857	45,242
Other short-term borrowings	136,611	75,786
Junior subordinated debentures	31,625	31,625
Notes payable	2,700	2,700
Accrued interest and other liabilities	18,435	14,471
Total liabilities	2,063,807	1,968,673

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,568,339 in 2005 and 16,484,442 in 2004; outstanding 13,496,111 in 2005 and 13,412,214 in 2004	16,568	16,497
Additional paid-in capital	13,698	12,480
Retained earnings	160,595	156,025
Accumulated other comprehensive income (loss)	(2,735)	324
Treasury stock, at cost, 3,072,228 shares in 2005 and 2004	(50,338)	(50,338)
Total stockholders’ equity	137,788	134,988
Total liabilities and stockholders’ equity	$2,201,595	$2,103,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)
	Three months ended
	March 31,
	2005	2004
Interest income
Loans, including fees	$23,014	$19,596
Loans held for sale	173	114
Securities:
Taxable	2,750	2,825
Tax-exempt	1,124	718
Federal funds sold	—	1
Total interest income	27,061	23,254
Interest expense
Savings deposits	2,279	1,314
Time deposits	5,690	4,011
Repurchase agreements	211	94
Other short-term borrowings	609	371
Junior subordinated debentures	617	617
Notes payable	23	5
Total interest expense	9,429	6,412
Net interest income	17,632	16,842
Provision for loan losses	(37)	—
Net interest income after provision for loan losses	17,669	16,842
Noninterest income
Trust income	1,649	1,373
Service charges on deposits	1,800	1,708
Secondary mortgage fees	184	197
Gain on sale of loans	1,394	1,227
Securities gains (losses), net	(4)	640
Bank owned life insurance	219	—
Other income	1,230	1,066
Total noninterest income	6,472	6,211
Noninterest expense
Salaries and employee benefits	9,120	8,426
Occupancy expense, net	611	946
Furniture and equipment expense	1,266	1,019
Amortization of core deposit intangible assets	89	89
Other expense	3,913	3,289
Total noninterest expense	14,999	13,769
Income before income taxes	9,142	9,284
Provision for income taxes	2,953	3,214
Net income	$6,189	$6,070
Share and per share information:
Ending number of shares	13,496,111	13,412,214
Average number of shares	13,452,126	13,400,083
Diluted average number of shares	13,594,802	13,540,116
Basic earnings per share	$0.46	$0.45
Diluted earnings per share	$0.46	$0.45
Dividends paid per share	$0.12	$0.10

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(In thousands)

	(Unaudited)	(Unaudited)
	2005	2004
Cash flows from operating activities
Net income	$6,189	$6,070
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	818	741
Change in mortgage servicing rights	8	(8)
Provision for loan losses	(37)	—
Origination of loans held for sale	(85,731)	(99,838)
Proceeds from sale of loans held for sale	90,629	95,882
Gain on sale of loans held for sale	(755)	(1,178)
Change in current income taxes payable	2,704	7,745
Purchase of bank owned life insurance	—	(20,000)
Change in accrued interest receivable and other assets	(5,457)	5,565
Change in accrued interest payable and other liabilities	3,956	(5,845)
Premium amortization and discount accretion on securities	1,046	827
Securities gains (losses), net	4	(640)
Amortization of core deposit intangible assets	89	89
Tax benefit from stock options exercised	398	150
Net cash provided (used) by operating activities	13,861	(10,440)
Cash flows from investing activities
Proceeds from maturity of securities available for sale	24,750	40,390
Purchases of securities available for sale	(57,229)	(18,333)
Net change in loans	(81,006)	(71,930)
Net purchases of premises and equipment	(2,261)	(907)
Net cash used by investing activities	(115,746)	(50,780)
Cash flows from financing activities
Net change in deposits	37,730	48,027
Net change in repurchase agreements	(7,385)	(12,687)
Net change in other borrowings	60,825	16,989
Proceeds from exercise of stock options	891	238
Dividends paid	(1,611)	(1,339)
Net cash provided by financing activities	90,450	51,228
Net change in cash and cash equivalents	(11,435)	(9,992)
Cash and cash equivalents at beginning of period	58,662	55,168
Cash and cash equivalents at end of period	$47,227	$45,176
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	9,136	6,314

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the Company) 2004 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note A to the consolidated financial statements for the year ended December 31, 2004. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock- Based Compensation.”  Statement 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123.  However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC announced it would provide for a phased-in implementation for the adoption of Statement 123 (R).  Based on this guidance the Company is now required to adopt Statement 123 (R) on January 1, 2006.

As permitted by Statement 123, the Company accounts for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123 (R)’s fair value method will have a significant impact on results of operations, although it will have no impact on the overall financial position.  The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the consolidated financial statements.

Note 2 – Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2005:
U.S. Treasuries	$998	$—	$11	$987
U.S. Government agencies	332,479	384	4,036	328,827
States and political subdivisions	143,090	1,168	2,047	142,211
Mortgage backed and equity securities	7,265	1	1	7,265
	$483,832	$1,553	$6,095	$479,290
December 31, 2004:
U.S. Treasuries	$998	$—	$6	$992
U.S. Government agencies	313,768	850	1,449	313,169
States and political subdivisions	130,448	1,845	703	131,590
Mortgage backed and equity securities	7,190	1	—	7,191
	$452,404	$2,696	$2,158	$452,942

Note 3 – Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2005	2004
Commercial and industrial	$178,100	$171,058
Real estate - commercial	548,297	514,782
Real estate - construction	295,828	269,537
Real estate - residential	526,142	514,020
Installment	44,184	42,155
	1,592,551	1,511,552
Unearned origination fees	(2,513)	(2,476)

	$1,590,038	$1,509,076

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of March 31, are summarized as follows:

	2005	2004
Balance, January 1	$15,495	$18,301
Provision for loan losses	(37)	—
Loans charged-off	(353)	(75)
Recoveries	309	85
Balance, end of period	$15,414	$18,311

Note 5 – Deposits

Major classifications of deposits were as follows:

	March 31,	December 31,
	2005	2004
Noninterest bearing	$243,760	$250,328
Savings	128,276	123,981
NOW accounts	232,344	234,757
Money market accounts	431,051	404,899
Certificates of deposit of less than $100,000	523,341	510,231
Certificates of deposit of $100,000 or more	277,807	274,653
	$1,836,579	$1,798,849

Note 6 – Borrowings

The following table is a summary of borrowings as of March 31, 2005 and December 31, 2004:

	2005	2004
Securities sold under agreement to repurchase	$37,857	$45,242
Federal funds purchased	136,000	49,000
FHLB advances	—	25,000
Treasury tax and loans	847	1,969
Junior subordinated debentures	31,625	31,625
Note payable and other	2,464	2,517
	$208,793	$155,353

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies at March 31, 2005 and December 31, 2004, and are held in third party pledge accounts.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes were collateralized by FHLB stock of $1.1 million at December 31, 2004.  The maturity date of the outstanding FHLB advances was March 1, 2005, and they were repaid on that date.

At March 31, 2005 and December 31, 2004, respectively, the period to date average balance of short-term borrowings totaled $124.9 million at a weighted average rate of 2.7% and $123.7 million at a weighted average rate of 1.4%.   The increase in short-term borrowings was primarily the result of asset growth during 2005 that exceeded deposit growth. During 2005, loans and securities grew $107.4 million while deposits grew $37.7 million.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of March 31, 2005 and December 31, 2004, the TT&L deposits were $847,000 and $2.0 million, respectively.

The Company had a $20 million line of credit available with Marshall & Ilsley under which there was a $2.7 million outstanding balance as of December 31, 2004 and March 31, 2005.  A revolving business note dated April 30, 2004 secures the line of credit and is guaranteed by the Company.   The note provides that any outstanding principal will bear interest at the Company’s option, at the rate of either 1% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 7– Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements.

Note 8– Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,000 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock and stock appreciation rights. Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors. The Incentive Plan requires the exercise price of any incentive stock option issued to an employee to be at least equal to the fair market value of Company common stock on the date the option is granted. All stock options are granted for a maximum term of ten years, with vesting occurring over the first three years.

Nonqualified stock options may be granted to directors. These and other awards under the Incentive Plan may be granted subject to a vesting requirement and would become fully vested upon a merger or change in control of the Company. Since December 31, 1998, there have been no nonqualified stock options, stock appreciation rights, or restricted stock issued under the Incentive Plan.

A summary of activity in the Incentive Plan and options outstanding is included below:

	Quarter- ended
	March 31,		March 31,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning outstanding	656,933	$19.254	570,266	$15.191
Granted	—	—	—	—
Exercised	(71,764)	12.542	(24,134)	9.647
Expired	—	—	—	—
Ending outstanding	585,169	$20.077	546,132	$15.435

Weighted average fair value of options granted during the period		$—		$—

The Company accounts for stock options in accordance with APB No. 25, as allowed under SFAS No. 123.  No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date.  There were no stock options granted in 2005.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans.

	March 31,
	2005	2004
Net income as reported	$6,189	$6,070
Pro forma net income	6,056	5,975
Basic earnings per share as reported	0.46	0.45
Pro forma basic earnings per share	0.45	0.45
Diluted earnings per share as reported	0.46	0.45
Pro forma diluted earnings per share	0.45	0.44

Note 9 – Earnings Per Share

Earnings per share is included below (share data not in thousands):

	Three Months Ended
	March 31,
	2005	2004
Basic earnings per share:
Weighted-average common shares outstanding	13,452,126	13,400,083
Net income available to common stockholders	$6,189	$6,070
Basic earnings per share	$0.46	$0.45

Diluted earnings per share:
Weighted-average common shares outstanding	13,452,126	13,400,083
Dilutive effect of stock options	142,676	140,033
Diluted average common shares outstanding	13,594,802	13,540,116
Net income available to common stockholders	$6,189	$6,070
Diluted earnings per share	$0.46	$0.45

Number of antidilutive options excluded from the diluted earnings per share calculation	137,000

Note 10 – Comprehensive Income

Comprehensive income is included below:

	Three Months Ended
	March 31,
	2005	2004
Change in net holding gains on available for sale securities arising during the period	$(5,081)	$2,212
Related tax expense	2,022	(880)
Net unrealized gains / (losses)	(3,059)	1,332

Less: Reclassification adjustment for the net gains (losses) realized during the period
Realized gains	—	640
Realized losses	(4)	—
Net realized gains (losses)	(4)	640
Income tax (benefit) expense on net realized gains	(2)	255
Net realized gains (losses) after tax	(2)	385
Total other comprehensive income (loss)	$(3,057)	$947

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

	Three Months Ended
	March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$425,619	$354,863	$18,697	$19,111
Interest cost	232,771	217,690	22,889	22,414
Expected return on plan assets	(217,481)	(190,509)	—	—
Amortization of transition obligation / (asset)	—	—	—	—
Amortization of prior service cost	(936)	1,360	4,254	4,254
Recognized net actuarial (gain) / loss	71,223	55,725	15,270	19,038
Net periodic benefit cost	$511,196	$439,129	$61,110	$64,817

	2005	2004
Key assumptions:
Discount rate	5.50%	5.80%
Long-term rate of return on assets	7.50%	7.50%
Salary increases	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $400,000 and $419,000 in the first quarters of 2005 and 2004, respectively.

Item 2.   Managements’ Discussion and Analysis of Financial Condition and Results for Operations

Overview

Old Second Bancorp, Inc. (the Company) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  The Company provides financial services through its three subsidiary banks at its twenty-seven banking locations.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its four offices.  Old Second Financial, Inc. provides insurance products.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

Net income for the first quarter of 2005 was $6.19 million, or $ 0.46 diluted earnings per share, compared with $6.07 million, or $0.45 diluted earnings per share in the first quarter of 2004.  Continued loan growth and an increase in noninterest income contributed to the increase in earnings for the quarter.  The return on equity decreased from 20.22% in the first three months of 2004, to 18.20% for the same period of 2005.

Net Interest Income

The increase in net income for the three-month period was primarily the result of an increase in net interest income.  Net interest income was $17.6 million and $16.8 million during the three months ended March 31, 2005 and 2004, respectively, an increase of 4.69%.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2005 and 2004.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

For periods ended March 31, 2005 and 2004

	2005			2004
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$890	$—	0.14%	$112	$—	1.21%
Federal funds sold	—	—	0.00	528	1	0.86
Securities:
Taxable	329,272	2,750	3.39	328,810	2,825	3.46
Non-taxable (tax equivalent)	129,053	1,729	5.43	80,959	1,159	5.76
Total securities	458,325	4,479	3.96	409,769	3,984	3.91
Loans and loans held for sale	1,560,042	23,234	6.04	1,368,188	19,710	5.79
Total interest earning assets	2,019,257	27,713	5.57	1,778,597	23,695	5.36
Cash and due from banks	54,077	—	—	47,916	—	—
Allowance for loan losses	(15,471)	—	—	(18,445)	—	—
Other noninterest-bearing assets	84,591	—	—	52,425	—	—
Total assets	$2,142,454			$1,860,493

Liabilities and stockholder’s equity
Interest bearing transaction accounts	$662,322	2,167	1.33	$616,320	1,241	0.81
Savings accounts	124,718	112	0.36	119,782	73	0.25
Time deposits	799,521	5,690	2.89	598,632	4,011	2.69
Interest bearing deposits	1,586,561	7,969	2.04	1,334,734	5,325	1.60
Repurchase agreements	39,639	211	2.16	40,763	94	0.93
Federal funds purchased and other borrowed funds	85,250	609	2.90	113,629	371	1.31
Trust preferred debentures	31,625	617	7.91	30,223	617	8.21
Notes payable	2,700	23	3.45	981	5	2.22
Total interest bearing liabilities	1,745,775	9,429	2.19	1,520,330	6,412	1.70
Noninterest bearing deposits	244,364	—	—	208,808	—	—
Accrued interest and other liabilities	14,417	—	—	10,632	—	—
Stockholders’ equity	137,898	—	—	120,723	—	—
Total liabilities and stockholder’s equity	$2,142,454			$1,860,493
Net interest income (tax equivalent)		$18,284			$17,283
Net interest income (tax equivalent) to total earning assets			3.67%			3.91%
Interest bearing liabilities to earning assets	86.46%			85.48%

Notes:	Nonaccrual loans are included in the above stated average balances.
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

	Three Months Ended
	March 31,
	2005	2004

(A) Interest income (GAAP)	$27,061	$23,254
Taxable-equivalent adjustment - Loans	47	54
Taxable-equivalent adjustment - Investments	605	387
Interest income - FTE	$27,713	$23,695
(B) Interest expense (GAAP)	9,429	6,412
Net interest income - FTE	$18,284	$17,283
(C) Net interest income - (GAAP) (A minus B)	$17,632	$16,842
Net interest margin (GAAP)	3.54%	3.81%
Net interest margin - FTE	3.67%	3.91%

Provision for Loan Losses

The Company recorded a negative provision for loan losses of $37,000 in the first quarter of 2005.  The Company did not make a provision for loan losses during the first nine months of 2004, and recorded a negative provision of $2.9 million in the fourth quarter of 2004. The determination by management to reduce the allowance for loan losses was based on a comprehensive analysis that considers a number of factors, including the quality of the loan portfolio and favorable loan loss experience. Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs in the first quarter of 2005 were $44,000 compared with net recoveries of $10,000 in the first quarter of 2004.  Total loan charge-offs were $353,000 during the first three months of 2005, compared with $75,000 during the first three months of 2004, while recoveries for the same periods were $309,000 and $85,000, respectively.

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

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 0.97% as of March 31, 2005, compared to 1.03% as of December 31, 2004 and 1.32% as of March 31, 2004.  In

management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

Nonperforming loans of $6.5 million as of March 31, 2005, were up from $5.3 million as of December 31, 2004. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $5.1 million as of December 31, 2004 to $4.9 million as of March 31, 2005.  The allowance for loan losses as a percentage of nonperforming loans was 237.39% at March 31, 2005 as compared to 295.42% as of December 31, 2004.

Past due and nonaccrual loans for the periods ended March 31, 2005 and December 31, 2004 were as follows:

	3/31/05	12/31/04
Nonaccrual loans	$4,936	$5,129
Interest income recorded on nonaccrual loans	—	202
Interest income which would have been accrued on nonaccrual loans	90	344
Loans 90 days or more past due and still accruing interest	1,557	116

Noninterest Income

Noninterest income was $6.5 million during the first quarter of 2005, an increase of $261,000, or 4.2%.  Trust income increased to $1.6 million in 2005, an increase of $276,000 from $1.4 million in 2004 primarily due to a growth in trust assets under management and higher estate fees.  Service charges on deposits increased from $1.7 million in the first quarter of 2004 to $1.8 million in the first quarter of 2005. Deposit service charges for the quarter increased as a result of deposit growth. Other noninterest income increased from $1.0 million in the first quarter of 2004 to $1.2 million in the first quarter of 2005.  The purchase of bank owned life insurance (BOLI) during the second quarter of 2004 resulted in an increase in noninterest income of $219,000 in 2005.  Mortgage-related noninterest income, principally gains on sales of mortgage loans, totaled $1.6 million in the first three months of 2005 and $1.4 million in the same period of 2004.

Noninterest Expense

Noninterest expense was $15.0 million during the first quarter of 2005, an increase of $1.2 million, or 8.7%, from $13.8 million in the first quarter of 2004.  Salaries and benefits, the largest component of noninterest expense, was $9.1 million during the first quarter of 2005, an increase of $694,000, or 8.2%, from $8.4 million in the first quarter of 2004.  The full-time equivalent number of employees was 547 as of March 31, 2005, as compared with 535 one year earlier.  The increase in salaries and benefits was primarily related to increased staffing due to branch expansion, and annual merit increases.

Net occupancy and furniture and equipment expense decreased $88,000, or 4.5%, from the first quarter of 2004 to the first quarter of 2005. As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.

There were two new branch openings in 2005, bringing the number of locations to twenty-seven bank branches and four mortgage offices.   These expenses were offset in the first quarter of 2005 by a reduction in the estimated accrual relating to the properties.

Other expense increased from $3.3 million in the first quarter of 2004 to $3.9 million in the first quarter of 2005. Activities relating to branch expansion, marketing, as well as rising costs related to Sarbanes-Oxley compliance all contributed to the increase.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $3.0 million and $3.2 million for the first quarter of 2005 and 2004 respectively. The first quarter average effective income tax rate for 2005 and 2004 was 32.3% and 34.6%, respectively.

Financial Condition

Assets

Total assets were $2.20 billion as of March 31, 2005, an increase of $98.0 million, or 4.7%, from $2.10 billion as of December 31, 2004. Loans grew $81.0 million during the first quarter of 2005. Deposits increased by $37.7 million during the first quarter to $1.84 billion as of March 31, 2005.

Loans

Total loans were $1.59 billion as of March 31, 2005, an increase of $81.0 million, or 5.4%, from $1.51 billion as of December 31, 2004. The largest increase was in commercial real estate, which increased $33.5 million, or 6.5%.  Construction and residential real estate loans increased $26.3 million and $12.1 million, respectively. These changes reflected the continuing loan demand in the markets in which the Company operates. The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 86.0% of the portfolio as of March 31, 2005 and 83.8% of the portfolio as of December 31, 2004.

Securities

Securities totaled $479.3 million as of March 31, 2005 an increase of $26.3 million from $452.9 million as of December 31, 2004.  During April 2004, the Company purchased $20 million in bank-owned life insurance (BOLI) that was funded by the sale of $20 million of securities, which resulted in a net gain of $629,000.   The net unrealized gains, net of deferred taxes, in the portfolio decreased from a net unrealized gain of $324,000 as of December 31, 2004 to a net unrealized loss of $2.7 million as of March 31, 2005.

Deposits and Borrowings

Total deposits were $1.84 billion as of March 31, 2005, an increase of $37.7 million, or 2.1%, from $1.8 billion as of December 31, 2004.  Demand deposits decreased $6.6 million, or

2.6%, during 2005, from $250.3 million to $243.8 million. Savings deposits increased $28.0 million, or 3.7%, from $763.6 million to $791.7 million.  Time deposits increased $16.3 million from $784.9 million to $801.1 million, or 2.1%. Pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities. Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $45.2 million as of December 31, 2004, to $37.9 million as of March 31, 2005. Other short-term borrowings increased from $75.8 million to $136.6 million due an increase in Federal Funds purchased of $87.0 million.  The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of March 31, 2005. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of March 31, 2005 and December 31, 2004.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005:
Total capital to risk weighted assets
Consolidated	$184,727	10.93%	$135,207	8.00%	$169,009	10.00%
Old Second National Bank	126,150	11.10	90,919	8.00	113,649	10.00
Tier 1 capital to risk weighted assets
Consolidated	169,313	10.02	67,590	4.00	101,385	6.00
Old Second National Bank	115,269	10.14	45,471	4.00	68,207	6.00
Tier 1 capital to average assets
Consolidated	169,313	7.91	85,620	4.00	107,025	5.00
Old Second National Bank	115,269	7.85	58,736	4.00	73,420	5.00

December 31, 2004:
Total capital to risk weighted assets
Consolidated	$177,554	11.06%	$128,430	8.00%	$160,537	10.00%
Old Second National Bank	123,156	11.53	85,451	8.00	106,814	10.00
Tier 1 capital to risk weighted assets
Consolidated	162,059	10.09	64,245	4.00	96,368	6.00
Old Second National Bank	112,208	10.50	42,746	4.00	64,119	6.00
Tier 1 capital to average assets
Consolidated	162,059	7.85	82,578	4.00	103,222	5.00
Old Second National Bank	112,208	7.98	56,245	4.00	70,306	5.00

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

Net cash inflows from operating activities were $13.9 million in the first three months of 2005, compared with net cash outflows of $10.4 million in the first three months of 2004. The increase in cash inflows for the first quarter of 2005 was primarily a result of the purchase of bank owned life insurance (BOLI) in the first quarter of 2004.  Interest received, net of interest paid, was the principal use of operating cash outflows in both periods reported.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $115.7 million in the three months ended March 31, 2005, compared to $50.8 million a year earlier. In the first three months of 2005, securities transactions accounted for a net outflow of $32.5 million, and net principal disbursed on loans accounted for net outflows of $81.0 million. In the first three months of 2004, securities transactions accounted for a net inflow of $22.1 million, and net principal disbursed on loans accounted for net outflows of $71.7 million.  Cash outflows for property and equipment were $2.3 million in 2005 compared to $907,000 for the same three months of 2004.

Cash inflows from financing activities, in the first three months of 2005, were $90.5 million which included an increase in deposits of $37.7 million and an increase in other short-term borrowings of $60.8 million, offset by a $7.4 million decrease in repurchase agreements.  This compares with a net cash inflow of $51.2 million in the first three months of 2004, associated with an increase in deposits of $48.0 million and a $17.0 million increase in other short-term borrowings offset by a decrease in repurchase agreements of $12.7 million.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
3/31/2005	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$56	$—	$—	$—	$—	$—	$56
Average interest rate	2.70%	0.00%	0.00%	0.00%	0.00%	0.00%	2.70%

Federal funds sold	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Securities	$65,419	$85,931	$76,137	$60,084	$24,003	$167,716	$479,290
Average interest rate	2.93%	3.03%	3.12%	3.49%	3.50%	3.73%	3.36%

Fixed rate loans	$96,956	$100,884	$82,542	$223,324	$96,134	$99,684	$699,524
Average interest rate	5.93%	6.39%	6.39%	5.90%	5.88%	5.84%	6.02%

Adjustable rate loans	$320,819	$60,908	$49,834	$39,317	$16,850	$414,716	$902,444
Average interest rate	6.21%	5.96%	5.96%	5.68%	5.68%	5.47%	5.80%
Total	$483,250	$247,723	$208,513	$322,725	$136,987	$682,116	$2,081,314

Interest-bearing Liabilities
Interest-bearing deposits	$986,109	$192,331	$109,755	$15,191	$12,641	$276,792	$1,592,819
Average interest rate	2.03%	2.99%	3.00%	3.20%	3.75%	0.66%	2.00%

Short-term borrowing	$174,468	$—	$—	$—	$—	$—	$174,468
Average interest rate	2.94%	0.00%	0.00%	0.00%	0.00%	0.00%	2.94%

Notes payable	$2,700	$—	$—	$—	$—	$—	$2,700
Average interest rate	2.22%	0.00%	0.00%	0.00%	0.00%	0.00%	2.22%

Junior subordinate debentures	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,163,277	$192,331	$109,755	$15,191	$12,641	$308,417	$1,801,612

Period gap	$(680,027)	$55,392	$98,758	$307,534	$124,346	$373,699	$279,702
Cumulative gap	(680,027)	(624,635)	(525,877)	(218,343)	(93,997)	279,702

Recent Regulatory Developments

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts in excess of the limits described above generally may be included in tier 2 capital.  The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits.  These limits will first become applicable to bank holding companies beginning on March 31, 2009.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s disclosure controls or internal controls over financial reporting or in other factors that could significantly affect disclosure controls or internal controls over financial reporting.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results is included in the Company’s Form 10-K for the year ended December 31, 2004 and in its other filings with the Securities and Exchange Commission.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 19, 2005.  At the meeting, stockholders voted to elect five nominees to the board of directors having staggered terms of service and to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ended December 31, 2005.

At the meeting, the stockholders elected Marvin Fagel, Barry Finn, William Kane, Kenneth Lindgren and Jesse Maberry to continue as directors with their terms expiring in 2008.  Edward Bonifas, William Meyer, William B. Skoglund and Christine Sobek will continue as directors with their terms expiring in 2007.  J. Douglas Cheatham, D. Chet McKee, Gerald Palmer, and James Carl Schmitz will also continue as directors with their terms expiring in 2006.  The stockholders also ratified the selection of Ernst & Young LLP to serve as the Company’s independent auditors.  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.                                       The election of directors for terms expiring in 2008.

NOMINEE	FOR	WITHHOLD
Marvin Fagel	11,748,345	130,026
Barry Finn	11,441,171	437,200
William Kane	11,745,385	132,986
Kenneth Lindgren	11,742,368	136,003
Jesse Maberry	11,747,448	130,923

2.                                       The ratification of Ernst & Young LLP, as the auditors for the year ending December 31, 2005.

FOR	AGAINST	ABSTAIN
11,636,216	154,641	37,305

Item 5.           Other Information

None.

Item 6.   Exhibits

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

DATE: May 6, 2005