Form 10-Q
period 2005-06-30
OLD SECOND BANCORP INC
filed 2005-08-05
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2005, the Registrant had outstanding 16,570,117 shares of common stock, $1.00 par value per share.

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

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$63,610	$58,600
Interest bearing balances with banks	35	62
Cash and cash equivalents	63,645	58,662
Securities available for sale	453,595	452,942
Loans held for sale	12,392	16,597
Loans	1,631,903	1,509,076
Allowance for loan losses	15,525	15,495
Net loans	1,616,378	1,493,581
Premises and equipment, net	38,086	36,208
Mortgage servicing rights	1,337	317
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	533	711
Bank owned life insurance	21,104	20,670
Accrued interest and other assets	27,340	21,843
Total assets	$2,236,540	$2,103,661

Liabilities
Deposits:
Demand	$256,170	$250,328
Savings	849,134	763,637
Time	804,216	784,884
Total deposits	1,909,520	1,798,849
Securities sold under repurchase agreements	52,131	45,242
Other short-term borrowings	73,153	75,786
Junior subordinated debentures	31,625	31,625
Notes payable	2,700	2,700
Accrued interest and other liabilities	22,887	14,471
Total liabilities	2,092,016	1,968,673

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,570,117 in 2005 and 16,489,908 in 2004; outstanding 13,497,889 in 2005 and 13,417,680 in 2004	16,570	16,497
Additional paid-in capital	13,732	12,480
Retained earnings	165,410	156,025
Accumulated other comprehensive income (loss)	(850)	324
Treasury stock, at cost, 3,072,228 shares in 2005 and 2004	(50,338)	(50,338)
Total stockholders’ equity	144,524	134,988
Total liabilities and stockholders’ equity	$2,236,540	$2,103,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$24,946	$20,028	$47,960	$39,624
Loans held for sale	189	249	362	363
Securities:
Taxable	2,842	2,555	5,592	5,380
Tax-exempt	1,207	763	2,331	1,481
Federal funds sold	3	6	3	7
Interest bearing deposits	1	1	1	1
Total interest income	29,188	23,602	56,249	46,856
Interest expense
Savings deposits	2,672	1,327	4,951	2,641
Time deposits	5,942	4,277	11,632	8,288
Repurchase agreements	296	79	507	173
Other short-term borrowings	1,176	379	1,785	750
Junior subordinated debentures	597	635	1,214	1,252
Notes payable	27	3	50	8
Total interest expense	10,710	6,700	20,139	13,112
Net interest income	18,478	16,902	36,110	33,744
Provision for loan losses	400	—	363	—
Net interest income after provision for loan losses	18,078	16,902	35,747	33,744
Noninterest income
Trust income	1,629	1,491	3,278	2,864
Service charges on deposits	2,109	1,824	3,909	3,532
Secondary mortgage fees	287	271	471	468
Gain on sale of loans	1,484	1,680	2,878	2,897
Securities gains (losses), net	(1)	(251)	(5)	389
Bank owned life insurance	215	220	434	220
Other income	1,382	1,192	2,612	2,268
Total noninterest income	7,105	6,427	13,577	12,638
Noninterest expense
Salaries and employee benefits	8,980	8,285	18,100	16,711
Occupancy expense, net	983	892	1,594	1,838
Furniture and equipment expense	1,183	1,235	2,449	2,254
Amortization of core deposit intangible assets	89	89	178	178
Litigation settlement	—	1,750	—	1,750
Other expense	4,175	2,995	8,088	6,284
Total noninterest expense	15,410	15,246	30,409	29,015
Income before income taxes	9,773	8,083	18,915	17,367
Provision for income taxes	3,203	2,562	6,156	5,776
Net income	$6,570	$5,521	$12,759	$11,591
Share and per share information:
Basic earnings per share	$0.49	$0.41	$0.95	$0.86
Diluted earnings per share	$0.48	$0.41	$0.94	$0.86
Dividends paid per share	$0.13	$0.12	$0.25	$0.22

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(In thousands)

	(Unaudited)	(Unaudited)
	2005	2004
Cash flows from operating activities
Net income	$12,759	$11,591
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,744	1,491
Change in mortgage servicing rights	57	(9)
Provision for loan losses	363	—
Origination of loans held for sale	(192,346)	(223,770)
Proceeds from sale of loans held for sale	197,321	223,243
Gain on sale of loans held for sale	(1,847)	—
Change in current income taxes payable	(651)	(814)
Purchase of bank owned life insurance	—	(20,000)
Change in accrued interest receivable and other assets	(4,431)	(2,829)
Change in accrued interest payable and other liabilities	8,272	5,215
Premium amortization and discount accretion on securities	1,970	1,716
Securities gains (losses), net	5	(389)
Amortization of core deposit intangible assets	178	178
Tax benefit from stock options exercised	408	159
Net cash provided (used) by operating activities	23,802	(4,218)

Cash flows from investing activities
Proceeds from maturity of securities available for sale	62,874	64,010
Proceeds from sales of available for sale securities	—	—
Purchases of securities available for sale	(67,449)	(78,367)
Net change in loans	(123,160)	(105,810)
Sales of other real estate owned	(76)	663
Net purchases of premises and equipment	(3,622)	(1,926)
Net cash used by investing activities	(131,433)	(121,430)

Cash flows from financing activities
Net change in deposits	110,671	184,561
Net change in repurchase agreements	6,889	(4,980)
Net change in other borrowings	(2,633)	(25,169)
Proceeds from issuance of junior subordinate debentures	—	27
Proceeds from exercise of stock options	917	289
Dividends paid	(3,230)	(2,680)
Purchase of treasury stock	—	—
Net cash provided by financing activities	112,614	152,048
Net change in cash and cash equivalents	4,983	26,400
Cash and cash equivalents at beginning of period	58,662	55,168
Cash and cash equivalents at end of period	$63,645	$81,568
Supplemental cash flow information
Income taxes paid	$6,807	$6,333
Interest paid	19,677	12,618

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the Company) 2004 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

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

Note 2 – Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2005:
U.S. Treasuries	$999	$—	$9	$990
U.S. Government agencies	297,484	435	2,513	295,406
States and political subdivisions	148,093	1,454	777	148,770
Mortgage backed and equity securities	8,428	1	—	8,429
	$455,004	$1,890	$3,299	$453,595
December 31, 2004:
U.S. Treasuries	$998	$—	$6	$992
U.S. Government agencies	313,768	850	1,449	313,169
States and political subdivisions	130,448	1,845	703	131,590
Mortgage backed and equity securities	7,190	1	—	7,191
	$452,404	$2,696	$2,158	$452,942

Note 3 – Loans

Major classifications of loans were as follows:

	June 30,	December 31,
	2005	2004
Commercial and industrial	$174,255	$171,058
Real estate - commercial	562,760	514,782
Real estate - construction	308,958	269,537
Real estate - residential	541,391	514,020
Installment	46,819	42,155
	1,634,183	1,511,552
Unearned origination fees	(2,280)	(2,476)
	$1,631,903	$1,509,076

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of June 30, are summarized as follows:

	2005	2004
Balance, January 1	$15,495	$18,301
Provision for loan losses	363	—
Loans charged-off	(737)	(215)
Recoveries	404	228
Balance, end of period	$15,525	$18,314

Note 5 – Deposits

Major classifications of deposits were as follows:

	June 30,	December 31,
	2005	2004
Noninterest bearing	$256,170	$250,328
Savings	123,230	123,981
NOW accounts	278,531	234,757
Money market accounts	447,373	404,899
Certificates of deposit of less than $100,000	519,799	510,231
Certificates of deposit of $100,000 or more	284,417	274,653
	$1,909,520	$1,798,849

Note 6 – Borrowings

The following table is a summary of borrowings:

	June 30,	December 31,
	2005	2004
Securities sold under agreement to repurchase	$52,131	$45,242
Federal funds purchased	71,367	49,000
FHLB advances	—	25,000
Treasury tax and loans	1,786	1,969
Junior subordinated debentures	31,625	31,625
Note payable and other	2,700	2,517
	$159,609	$155,353

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies at June 30, 2005 and December 31, 2004, and are held in third party pledge accounts.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes were collateralized by FHLB stock of $1.1 million at December 31, 2004.  The maturity date of the outstanding FHLB advance was March 1, 2005, and they were repaid on that date.

At June 30, 2005 and December 31, 2004, respectively, the period to date average balance of short-term borrowings totaled $154.7 million at a weighted average rate of 2.99% and $123.7 million at a weighted average rate of 1.40%.  The increase in short-term borrowings was primarily the result of asset growth during 2005 that exceeded deposit growth. During 2005, loans and securities grew $123.5 million while deposits grew $110.7 million.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of June 30, 2005 and December 31, 2004, the TT&L deposits were $1.8 million and $2.0 million, respectively.

The Company had a $20 million line of credit available with Marshall & Ilsley under which there was a $2.7 million outstanding balance as of December 31, 2004 and June 30, 2005.  A revolving business note dated April 30, 2005 secures the line of credit and is guaranteed by the Company.  The note provides that any outstanding principal will bear interest at the Company’s option, at the rate of either 1% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

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

A summary of activity in the Incentive Plan and options outstanding is included below:

	Quarter-ended
	June 30,		June 30,
	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning outstanding	656,933	$19.254	570,266	$15.191
Granted	—	—	—	—
Exercised	(73,542)	9.513	(29,600)	9.587
Expired	—	—	—	—
Ending outstanding	583,391	$20.482	540,666	$15.497

Weighted average fair value of options granted during the period		$—		$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$6,570	$5,521	$12,759	$11,591
Pro forma net income	6,437	5,426	12,492	11,405
Basic earnings per share as reported	0.49	0.41	0.95	0.87
Pro forma basic earnings per share	0.48	0.41	0.93	0.85
Diluted earnings per share as reported	0.48	0.41	0.94	0.86
Pro forma diluted earnings per share	0.47	0.40	0.92	0.84

Note 9 – Earnings Per Share

Earnings per share is included below (share data not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted-average common shares outstanding	13,496,502	13,413,175	13,474,437	13,406,629
Net income available to common stockholders	$6,570	$5,521	$12,759	$11,591
Basic earnings per share	$0.49	$0.41	$0.95	$0.86

Diluted earnings per share:
Weighted-average common shares outstanding	13,496,502	13,413,175	13,474,437	13,406,629
Dilutive effect of stock options	163,912	134,130	171,864	135,970
Diluted average common shares outstanding	13,660,414	13,547,305	13,646,301	13,542,599
Net income available to common stockholders	$6,570	$5,521	$12,759	$11,591
Diluted earnings per share	$0.48	$0.41	$0.94	$0.86

Number of antidilutive options excluded from the diluted earnings per share calculation	137,000		137,000

Note 10 – Comprehensive Income

Comprehensive income is included below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Change in net holding gains on available for sale securities arising during the period	$3,134	$(8,184)	$(1,947)	$(5,972)
Related tax expense	(1,249)	3,257	773	2,377
Net unrealized gains / (losses)	1,885	(4,927)	(1,174)	(3,595)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Realized gains	5	—	5	640
Realized losses	(6)	(251)	(10)	(251)
Net realized gains (losses)	(1)	(251)	(5)	389
Income tax (benefit) expense on net realized gains	(0)	(100)	(2)	155
Net realized gains (losses) after tax	(1)	(151)	(3)	234
Total other comprehensive income (loss)	$1,884	$(5,078)	$(1,177)	$(3,361)

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

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$851,238	$709,727	$38,020	$38,902
Interest cost	465,542	435,779	47,609	46,967
Expected return on plan assets	(434,962)	(381,534)	—	—
Amortization of transition obligation / (asset)	—	—	—	—
Amortization of prior service cost	(1,872)	2,720	8,507	8,508
Recognized net actuarial (gain) / loss	142,446	111,449	24,472	33,292
Net periodic benefit cost	$1,022,392	$878,141	$118,608	$127,669

	2005	2004
Key assumptions:
Discount rate	5.50%	5.80%
Long-term rate of return on assets	7.50%	7.50%
Salary increases	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $721,000 and $730,000 in the first half of 2005 and 2004, respectively.

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

Results of Operations

The Company earned $0.94 diluted earnings per share in the first half of 2005, a 9.3% increase over the $0.86 earned in the first half of 2004.  Net income was $12.8 million in the first half of 2005 compared with $11.6 million in the first half of 2004.  This was a 10.3% increase in earnings.  Net income for the second quarter of 2005 was $6.6 million, or $ 0.48 diluted earnings per share, compared with $5.5 million, or $0.41 diluted earnings per share in the second quarter of 2004.  Continued loan growth and an increase in noninterest income contributed to the increase in earnings for the quarter.  The return on equity decreased from 19.07% in the first six months of 2004, to 18.34% for the same period of 2005.

Net Interest Income

The increase in net income for the first half of 2005 was primarily the result of an increase in net interest income.  Net interest income was $36.1 million and $33.7 million during the six months ended June 30, 2005 and 2004, respectively, an increase of 7.1%.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the six months ended June 30, 2005 and 2004.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

For periods ended June 30, 2005 and 2004

	2005			2004
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$567	$1	0.45%	$300	$1	1.01%
Federal funds sold	215	3	3.03	1,263	7	1.08
Securities:
Taxable	329,107	5,592	3.40	317,747	5,379	3.39
Non-taxable (tax equivalent)	134,643	3,586	5.33	87,878	2,280	5.19
Total securities	463,750	9,178	3.96	405,625	7,659	3.78
Loans and loans held for sale	1,589,716	48,420	6.14	1,397,569	40,093	5.77
Total interest earning assets	2,054,248	57,602	5.65	1,804,757	47,760	5.32
Cash and due from banks	53,933	—	—	49,753	—	—
Allowance for loan losses	(15,517)	—	—	(18,387)	—	—
Other noninterest-bearing assets	86,532	—	—	66,197	—	—
Total assets	$2,179,196			$1,902,320

Liabilities and stockholder’s equity
Interest bearing transaction accounts	$668,395	4,698	1.42	$612,334	2,492	0.82
Savings accounts	126,309	253	0.40	122,523	149	0.24
Time deposits	792,427	11,632	2.96	631,171	8,288	2.64
Interest bearing deposits	1,587,131	16,583	2.11	1,366,028	10,929	1.61
Repurchase agreements	42,571	506	2.40	37,917	173	0.92
Federal funds purchased and other borrowed funds	112,104	1,786	3.21	115,147	750	1.31
Trust preferred debentures	31,625	1,214	7.74	31,625	1,252	7.80
Notes payable	2,700	50	3.73	724	8	2.19
Total interest bearing liabilities	1,776,131	20,139	2.29	1,551,441	13,112	1.70
Noninterest bearing deposits	248,092	—	—	216,039	—	—
Accrued interest and other liabilities	14,648	—	—	12,613	—	—
Stockholders’ equity	140,325	—	—	122,227	—	—
Total liabilities and stockholder’s equity	$2,179,196			$1,902,320
Net interest income (tax equivalent)		$37,463			$34,648
Net interest income (tax equivalent) to total earning assets			3.68%			3.86%
Interest bearing liabilities to earning assets	86.46%			85.96%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

(A) Interest income (GAAP)	$29,188	$23,602	$56,249	$46,856
Taxable-equivalent adjustment - Loans	52	52	98	106
Taxable-equivalent adjustment - Investments	650	411	1,255	798
Interest income - FTE	$29,890	$24,065	$57,602	$47,760
(B) Interest expense (GAAP)	10,710	6,700	20,139	13,112
Net interest income - FTE	$19,180	$17,365	$37,463	$34,648
(C) Net interest income - (GAAP) (A minus B)	$18,478	$16,902	$36,110	$33,744
Net interest margin (GAAP)	3.55%	3.71%	3.54%	3.76%
Net interest margin - FTE	3.68%	3.81%	3.68%	3.86%

Provision for Loan Losses

The Company recorded a $400,000 provision for loan losses in the second quarter of 2005.  The Company did not make a provision for loan losses during the first nine months of 2004, and recorded a negative provision of $2.9 million in the fourth quarter of 2004. The determination by management to reduce the allowance for loan losses in 2004 was based on a comprehensive analysis that considered a number of factors, including the quality of the loan portfolio and favorable loan loss experience. Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs in the first half of 2005 were $333,000 compared with net recoveries of $13,000 in the first half of 2004.  Total loan charge-offs were $737,000 during the first six months of 2005, compared with $215,000 during the first six months of 2004, while recoveries for the same periods were $404,000 and $228,000, respectively.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 0.95% as of June 30, 2005, compared to 1.03% as of December 31, 2004 and 1.28% as of June 30, 2004.  In

management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

Nonperforming loans of $6.3 million as of June 30, 2005, were up from $5.3 million as of December 31, 2004. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans increased from $5.1 million as of December 31, 2004 to $6.0 million as of June 30, 2005.  The allowance for loan losses as a percentage of nonperforming loans was 245.07% at June 30, 2005 as compared to 295.42% as of December 31, 2004.

Past due and nonaccrual loans for the periods were as follows:

	For period ended
	6/30/05	12/31/04
Nonaccrual loans	$5,961	$5,129
Interest income recorded on nonaccrual loans	12	202
Interest income which would have been accrued on nonaccrual loans	218	344
Loans 90 days or more past due and still accruing interest	374	116

Noninterest Income

Noninterest income was $7.1 million during the second quarter of 2005 and $6.4 million during the second quarter of 2004, an increase of $700,000, or 10.9%, when compared to the second quarter of 2004.  Noninterest income was $13.6 million during the first half of 2005, an increase of $1.0 million, or 7.9% over the $12.6 million of noninterest income for the same period in 2004.  Trust income increased to $3.3 million in 2005, an increase of $400,000 from $2.9 million in 2004 primarily due to the growth in trust assets under management and higher estate fees.  Service charges on deposits, the largest component of noninterest income, increased from $3.5 million in the first six months of 2004 to $3.9 million in the first half of 2005. Deposit service charges for the period increased as a result of deposit growth and an increase in service charge fees. The purchase of bank owned life insurance (BOLI) during the second quarter of 2004 resulted in noninterest income of $434,000 for the first six months of 2005 compared to $220,000 for the first half of 2004.  Mortgage-related noninterest income, principally gains on sales of mortgage loans, totaled $3.3 million in the first six months of 2005 and $3.4 million in the same period of 2004.

Noninterest Expense

Noninterest expense was $15.4 million during the second quarter of 2005, an increase of $200,000, or 1.3%, from $15.2 million in the second quarter of 2004.  Noninterest expense was $30.4 million during the first half of 2005, an increase of $1.4 million, or 4.8%, from $29.0 million in the first half of 2004.  Salaries and benefits, the largest component of noninterest expense, was $18.1 million during the first half of 2005, an increase of $1.4 million, or 8.4%, from $16.7 million in the first half of 2004.  The increase in salaries and benefits was related to increased staffing, branch expansion, and annual merit increases.  Employee benefits increased in the first half of 2005 by $400,000 or 9.1% over the same period in 2004.  The increase in benefit expense was due primarily to higher employee healthcare insurance and retirement benefits.  The full-time equivalent number of employees was 551 as of June 30, 2005, as compared with 546 one year earlier.

As the Company has expanded into and developed new markets, related facility and employee expenses have increased accordingly.  There were three new branch openings in 2005, bringing the number of locations to twenty-seven bank branches and four mortgage offices.  Net occupancy expenses were offset in the first half of 2005 by a reduction in the estimated accrual for occupancy related expenses.

Other expense increased from $6.3 million in the first six months of 2004 to $8.1 million in the first six months of 2005.  Activities relating to branch and geographic expansion, marketing, as well as rising costs related to Sarbanes-Oxley compliance all contributed to the increase.  Noninterest expense was higher in the second quarter of 2004 due to a $1.75 million charge for the settlement of a damage award.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $6.2 million and $5.8 million for the first halves of 2005 and 2004 respectively. The six-month period average effective income tax rate for 2005 and 2004 was 32.6% and 33.3%, respectively.

Financial Condition

Assets

Total assets were $2.24 billion as of June 30, 2005, an increase of $140.0 million, or 6.7%, from $2.10 billion as of December 31, 2004.  Loans grew $120.0 million during the first six months of 2005.  Securities increased by $700,000 during the same period to $453.6 million.  Deposits increased by $110.0 million to $1.91 billion as of June 30, 2005.

Loans

Total loans were $1.63 billion as of June 30, 2005, an increase of $120.0 million, or 8.0%, from $1.51 billion as of December 31, 2004.  The largest increase was in commercial real estate, which increased $48.0 million, or 9.3%.  Construction and residential real estate loans increased $39.4 million and $27.4 million, respectively. These changes reflected the continuing loan demand in the markets in which the Company operates. The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 86.5% of the portfolio as of June 30, 2005 and 85.9% of the portfolio as of December 31, 2004.

Securities

Securities totaled $453.6 million as of June 30, 2005, an increase of $700,000 from $452.9 million as of December 31, 2004.  The net unrealized gains, net of deferred taxes, in the portfolio decreased from a net unrealized gain of $324,000 as of December 31, 2004 to a net unrealized loss of $850,000 as of June 30, 2005.

Deposits and Borrowings

Total deposits were $1.91 billion as of June 30, 2005, an increase of $110.0 million, or 6.1%, from $1.80 billion as of December 31, 2004.  Demand deposits increased $5.9 million, or 2.4%, during 2005, from $250.3 million to $256.2 million. Savings deposits increased $85.5 million, or 11.2%, from $763.6 million to $849.1 million.  Time deposits increased $19.3 million from $784.9 million to $804.2 million, or 2.5%. Pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities. Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $45.2 million as of December 31, 2004, to $52.1 million as of June 30, 2005 or 15.3%.  Other short-term borrowings decreased slightly from $75.8 million to $73.2 million. The Company is currently maintaining liquid assets and delivering consistent growth in core funding to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of June 30, 2005. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of June 30, 2005 and December 31, 2004.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005:
Total capital to risk weighted assets
Consolidated	$189,727	10.90%	$139,249	8.00%	$174,061	10.00%
Old Second National Bank	129,528	11.15	92,935	8.00	116,169	10.00
Tier 1 capital to risk weighted assets
Consolidated	174,202	10.01	69,611	4.00	104,417	6.00
Old Second National Bank	118,440	10.19	46,493	4.00	69,739	6.00
Tier 1 capital to average assets
Consolidated	174,202	7.87	88,540	4.00	110,675	5.00
Old Second National Bank	118,440	7.70	61,527	4.00	76,909	5.00

December 31, 2004:
Total capital to risk weighted assets
Consolidated	$177,554	11.06%	$128,430	8.00%	$160,537	10.00%
Old Second National Bank	123,156	11.53	85,451	8.00	106,814	10.00
Tier 1 capital to risk weighted assets
Consolidated	162,059	10.09	64,245	4.00	96,368	6.00
Old Second National Bank	112,208	10.50	42,746	4.00	64,119	6.00
Tier 1 capital to average assets
Consolidated	162,059	7.85	82,578	4.00	103,222	5.00
Old Second National Bank	112,208	7.98	56,245	4.00	70,306	5.00

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

Net cash inflows from operating activities were $23.8 million in the first six months of 2005, compared with net cash outflows of $4.2 million in the first six months of 2004.  Interest received, net of interest paid, was the principal use of operating cash outflows in both periods reported.  The increase in cash outflows for the first half of 2004 was primarily a result of the purchase of bank owned life insurance (BOLI) in the second quarter.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $131.4 million in the six months ended June 30, 2005, compared to $121.4 million a year earlier. In the first six months of 2005, securities transactions accounted for a net outflow of $4.6 million, and net principal disbursed on loans accounted for net outflows of $123.2 million. In the first six months of 2004, securities transactions accounted for a net outflow of $14.4 million, and net principal disbursed on loans accounted for net outflows of $105.8 million.  Cash outflows for property and equipment were $3.6 million in 2005 compared to $1.9 million for the same period of 2004.

Cash inflows from financing activities in the first six months of 2005 were $112.6 million, which included an increase in deposits of $110.7 million and an increase in repurchase agreements of $ 6.9 million, offset by a $2.6 million decrease in other short-term borrowings.  This compares with a net cash inflow of $152.0 million in the first six months of 2004, associated with an increase in deposits of $184.6 million offset by a decrease of $25.2 million in fed funds purchased and other short-term borrowings and a decrease in repurchase agreements of  $5.0 million.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
6/30/2005	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$35	$—	$—	$—	$—	$—	$35
Average interest rate	3.21%	0.00%	0.00%	0.00%	0.00%	0.00%	3.21%

Federal funds sold	$—	$—	$—	$—	$—	$—	$—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Securities	$59,435	$87,224	$62,907	$47,785	$37,051	$159,193	$453,595
Average interest rate	3.06%	3.47%	3.47%	3.47%	3.47%	3.63%	3.47%

Fixed rate loans	$109,418	$119,887	$98,089	$226,636	$98,488	$98,377	$750,895
Average interest rate	6.17%	6.26%	6.26%	5.96%	5.87%	5.88%	6.05%

Adjustable rate loans	$295,620	$60,763	$49,716	$39,259	$16,826	$431,216	$893,400
Average interest rate	6.54%	6.22%	6.22%	6.05%	6.05%	5.65%	6.04%
Total	$464,508	$267,874	$210,712	$313,680	$152,365	$688,786	$2,097,925

Interest-bearing Liabilities
Interest-bearing deposits	$991,191	$222,692	$91,918	$19,821	$22,628	$305,100	$1,653,350
Average interest rate	2.02%	3.10%	3.41%	3.64%	4.20%	0.58%	2.03%

Short-term borrowing	$125,284	$—	$—	$—	$—	$—	$125,284
Average interest rate	2.84%	0.00%	0.00%	0.00%	0.00%	0.00%	2.84%

Notes payable	$2,700	$—	$—	$—	$—	$—	$2,700
Average interest rate	4.25%	0.00%	0.00%	0.00%	0.00%	0.00%	4.25%

Junior subordinate debentures	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,119,175	$222,692	$91,918	$19,821	$22,628	$336,725	$1,812,959

Period gap	$(654,667)	$45,182	$118,794	$293,859	$129,737	$352,061	$284,966
Cumulative gap	(654,667)	(609,485)	(490,691)	(196,832)	(67,095)	284,966

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

DATE: August 5, 2005