Form 10-Q
period 2005-09-30
OLD SECOND BANCORP INC
filed 2005-11-08
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 1, 2005, the Registrant had outstanding 13,497,889 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$60,713	$58,600
Interest bearing balances with banks	72	62
Cash and cash equivalents	60,785	58,662

Securities available for sale	525,707	452,942
Loans held for sale	8,650	16,597
Loans	1,670,650	1,509,076
Allowance for loan losses	15,839	15,495
Net loans	1,654,811	1,493,581
Premises and equipment, net	39,731	36,208
Mortgage servicing rights	1,883	317
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	444	711
Bank owned life insurance	21,322	20,670
Accrued interest and other assets	31,282	21,843
Total assets	$2,346,745	$2,103,661

Liabilities
Deposits:
Demand	$253,587	$250,328
Savings	840,185	763,637
Time	853,082	784,884
Total deposits	1,946,854	1,798,849
Securities sold under repurchase agreements	56,118	45,242
Other short-term borrowings	141,698	75,786
Junior subordinated debentures	31,625	31,625
Notes payable	3,200	2,700
Accrued interest and other liabilities	19,127	14,471
Total liabilities	2,198,622	1,968,673

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,570,117 in 2005 and 16,489,908 in 2004; outstanding 13,497,889 in 2005 and 13,417,680 in 2004	16,570	16,497
Additional paid-in capital	13,732	12,480
Retained earnings	170,837	156,025
Accumulated other comprehensive (loss) income	(2,678)	324
Treasury stock, at cost, 3,072,228 shares in 2005 and 2004	(50,338)	(50,338)
Total stockholders’ equity	148,123	134,988
Total liabilities and stockholders’ equity	$2,346,745	$2,103,661

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$26,413	$20,919	$74,373	$60,543
Loans held for sale	185	178	547	541
Securities:
Taxable	3,193	2,590	8,785	7,970
Tax-exempt	1,266	823	3,597	2,304
Federal funds sold	4	42	7	49
Interest bearing deposits	1	2	2	3
Total interest income	31,062	24,554	87,311	71,410
Interest expense
Savings deposits	3,276	1,748	8,227	4,389
Time deposits	6,760	4,882	18,392	13,170
Repurchase agreements	390	102	897	275
Other short-term borrowings	1,135	135	2,920	885
Junior subordinated debentures	617	617	1,831	1,869
Notes payable	35	15	85	23
Total interest expense	12,213	7,499	32,352	20,611
Net interest income	18,849	17,055	54,959	50,799
Provision for loan losses	450	—	813	—
Net interest income after provision for loan losses	18,399	17,055	54,146	50,799
Noninterest income
Trust income	1,580	1,458	4,858	4,322
Service charges on deposits	2,194	2,058	6,103	5,590
Mortgage servicing income	62	10	112	30
Gain on sale of loans	1,819	1,467	5,118	4,832
Securities gains (losses), net	—	88	(5)	477
Bank owned life insurance	218	225	652	445
Other income	1,501	1,370	4,113	3,618
Total noninterest income	7,374	6,676	20,951	19,314
Noninterest expense
Salaries and employee benefits	8,780	8,602	26,880	25,313
Occupancy expense, net	1,015	974	2,609	2,812
Furniture and equipment expense	1,378	1,077	3,827	3,331
Amortization of core deposit intangible assets	88	88	266	266
Litigation settlement	—	—	—	1,750
Other expense	3,789	3,606	11,877	9,890
Total noninterest expense	15,050	14,347	45,459	43,362
Income before income taxes	10,723	9,384	29,638	26,751
Provision for income taxes	3,541	3,096	9,697	8,872
Net income	$7,182	$6,288	$19,941	$17,879
Share and per share information:
Basic earnings per share	$0.53	$0.47	$1.48	$1.33
Diluted earnings per share	$0.52	$0.46	$1.46	$1.32
Dividends paid per share	$0.13	$0.12	$0.38	$0.34

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(In thousands)

	(Unaudited)	(Unaudited)
	2005	2004
Cash flows from operating activities
Net income	$19,941	$17,879
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	2,624	2,248
Change in mortgage servicing rights	69	8
Provision for loan losses	813	—
Origination of loans held for sale	(303,917)	(299,466)
Proceeds from sale of loans held for sale	312,935	299,793
Gain on sale of loans held for sale	(2,706)	(4,066)
Change in current income taxes payable	(654)	(373)
Change in accrued interest receivable and other assets	(6,885)	(22,311)
Change in accrued interest payable and other liabilities	4,512	13,987
Premium amortization and discount accretion on securities	2,771	2,669
Securities (gains) losses, net	5	(477)
Amortization of core deposit intangible assets	266	266
Tax benefit from stock options exercised	408	159
Net cash provided by operating activities	30,182	10,316

Cash flows from investing activities
Proceeds from maturity of securities available for sale	97,114	115,088
Purchases of securities available for sale	(177,632)	(146,203)
Net change in loans	(162,043)	(134,937)
Change in other real estate owned	(576)	663
Net purchases of premises and equipment	(6,147)	(2,860)
Net cash used by investing activities	(249,284)	(168,249)

Cash flows from financing activities
Net change in deposits	148,005	324,796
Net change in repurchase agreements	10,876	(11,782)
Net change in other borrowings	65,912	(104,777)
Net change in notes payable	500	2,200
Proceeds from exercise of stock options	917	289
Dividends paid	(4,985)	(4,290)
Net cash provided by financing activities	221,225	206,436
Net change in cash and cash equivalents	2,123	48,503
Cash and cash equivalents at beginning of period	58,662	55,168
Cash and cash equivalents at end of period	$60,785	$103,671
Supplemental cash flow information
Income taxes paid	$10,351	$9,166
Interest paid	31,610	17,801

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) 2004 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement
123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123.  However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  On April 14, 2005, the SEC announced it would provide for a phased-in implementation for the adoption of Statement 123 (R).  Based on this guidance, the Company is now required to adopt Statement 123 (R) on January 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123 (R)’s fair value method will have a significant impact on results of operations, although it will have no impact on the overall financial position.  The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement
123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the consolidated financial statements for the year-ended December 31, 2004.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154").  SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3 and changes the accounting for and reporting of a change in principle by requiring retrospective application to prior periods' financial statements, rather than by including the cumulative effect of the change in net income in the period of change as previously required under APB 20.  SFAS No. 154 applies to both voluntary and mandated accounting changes, unless the new pronouncement provides other transition requirements.  SFAS No. 154 also requires reporting of a change in depreciation, amortization, or depletion method for long-lived assets as a change in accounting estimate.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier application is permitted beginning after June 1, 2005.  The Company does not expect the adoption of SFAS No. 154 on January 1, 2006 to have a material impact on its financial condition, results of operations, or liquidity.

Note 2 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2005:
U.S. Treasuries	$11,010	$—	$233	$10,777
U.S. Government agencies	365,220	99	4,486	360,833
States and political subdivisions	145,514	1,213	1,032	145,695
Mortgage backed and equity securities	8,402	—	—	8,402
	$530,146	$1,312	$5,751	$525,707
December 31, 2004:
U.S. Treasuries	$998	$—	$6	$992
U.S. Government agencies	313,768	850	1,449	313,169
States and political subdivisions	130,448	1,845	703	131,590
Mortgage backed and equity securities	7,190	1	—	7,191
	$452,404	$2,696	$2,158	$452,942

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2005	December 31, 2004
Commercial and industrial	$166,443	$171,058
Real estate - commercial	581,231	514,782
Real estate - construction	327,999	269,537
Real estate - residential	554,757	514,020
Installment	42,636	42,155
	1,673,066	1,511,552
Unearned origination fees	(2,416)	(2,476)

	$1,670,650	$1,509,076

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of September 30, are summarized as follows:

	2005	2004
Balance, January 1	$15,495	$18,301
Provision for loan losses	813	—
Loans charged-off	(893)	(437)
Recoveries	424	306
Balance, end of period	$15,839	$18,170

Note 5 – Deposits

Major classifications of deposits were as follows:

	September 30, 2005	December 31, 2004
Noninterest bearing	$253,587	$250,328
Savings	120,237	123,981
NOW accounts	236,618	234,757
Money market accounts	483,330	404,899
Certificates of deposit of less than $100,000	547,446	510,231
Certificates of deposit of $100,000 or more	305,636	274,653
	$1,946,854	$1,798,849

Note 6 – Borrowings

The following table is a summary of borrowings:

	September 30, 2005	December 31, 2004
Securities sold under agreement to repurchase	$56,118	$45,242
Federal funds purchased	141,000	49,000
FHLB advances	—	25,000
Treasury tax and loans	1,565	1,969
Junior subordinated debentures	31,625	31,625
Note payable and other	2,333	2,517
	$232,641	$155,353

The Company enters into sales of securities under agreements to repurchase (“repurchase agreements”).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies at September 30, 2005 and December 31, 2004, and are held in third party pledge accounts.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes were collateralized by FHLB stock of $1.1 million at December 31, 2004.  The maturity date of the outstanding FHLB advance was March 1, 2005, and they were repaid on that date.

At September 30, 2005 and December 31, 2004, respectively, the period to date average balance of short-term borrowings totaled $158.0 million at a weighted average rate of 3.23% and $108.5 million at a weighted average rate of 1.37%.  The increase in short-term borrowings was primarily the result of asset growth during 2005 that exceeded deposit growth. During 2005, loans and securities grew $234.3 million while deposits grew $148.0 million.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of September 30, 2005 and December 31, 2004, the TT&L deposits were $1.6 million and $2.0 million, respectively.

The Company has a $20 million line of credit available with Marshall & Ilsley under which there was a $2.7 million outstanding balance as of December 31, 2004 and $3.2 million outstanding balance as September 30, 2005.  A revolving business note dated April 30, 2005 secures the line of credit and is guaranteed by the Company.  The note provides that any outstanding principal will bear interest at the Company’s option, at the rate of either 1% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 7– Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements.

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

A summary of activity in the Incentive Plan and options outstanding is included below:

	Nine Months Ended
	September 30, 2005		September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	656,933	$19.257	570,267	$15.191
Granted	—	—	—	—
Exercised	(73,542)	12.482	(43,667)	9.653
Expired	—	—	—	—
Ending outstanding	583,391	$20.111	526,600	$15.650

Weighted average fair value of options granted during the period		$—		$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$7,182	$6,288	$19,941	$17,879
Pro forma net income	7,049	6,187	19,541	17,576
Basic earnings per share as reported	0.53	0.47	1.48	1.33
Pro forma basic earnings per share	0.52	0.46	1.45	1.31
Diluted earnings per share as reported	0.52	0.46	1.46	1.32
Pro forma diluted earnings per share	0.51	0.46	1.43	1.30

Note 9 – Earnings Per Share

Earnings per share is included below (share data not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted-average common shares outstanding	13,497,889	13,417,680	13,482,340	13,410,340
Net income available to common stockholders	$7,182	$6,288	$19,941	$17,879
Basic earnings per share	$0.53	$0.47	$1.48	$1.33

Diluted earnings per share:
Weighted-average common shares outstanding	13,497,889	13,417,680	13,482,340	13,410,340
Dilutive effect of stock options	193,006	138,068	193,263	130,729
Diluted average common shares outstanding	13,690,895	13,555,748	13,675,603	13,541,069
Net income available to common stockholders	$7,182	$6,288	$19,941	$17,879
Diluted earnings per share	$0.52	$0.46	$1.46	$1.32

Number of antidilutive options excluded from the diluted earnings per share calculation	137,000		137,000

Note 10 – Comprehensive Income

Comprehensive income is included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Change in net holding gains on available for sale securities arising during the period	$(3,030)	$3,699	$(4,977)	$(2,273)
Related tax expense	1,202	(1,472)	1,975	905
Net unrealized gains / (losses)	(1,828)	2,227	(3,002)	(1,368)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Realized gains	—	88	5	729
Realized losses	—	—	(10)	(252)
Net realized gains (losses)	—	88	(5)	477
Income tax (benefit) expense on net realized gains	—	35	(2)	190
Net realized gains (losses) after tax	—	53	(3)	287
Total other comprehensive (loss) income	$(1,828)	$2,280	$(3,005)	$(1,081)

Note 11 – Retirement Plans

The Company has a tax-qualified noncontributory defined benefit retirement plan covering substantially all full-time and regular part-time employees of the Company.  Generally, benefits are based on years of service and compensation. The Board has approved the termination of the defined benefit plan.  All benefits under the defined benefit plan will be distributed after regulatory approval of the termination is received.  Certain participants in the defined benefit plan are also covered by an unfunded supplemental retirement plan. The purpose of the supplemental retirement plan is to extend full retirement benefits to individuals without regard to statutory limitations under tax-qualified plans.  In connection with the termination of the defined benefit plan the Board has approved the termination of the supplemental retirement plan.  All benefits under the supplemental retirement plan will be distributed to plan participants before the end of 2005.

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$1,276,857	$1,064,592	$57,969	$59,373
Interest cost	698,313	653,667	74,160	73,659
Expected return on plan assets	(652,443)	(572,301)	—	—
Amortization of transition obligation / (asset)	—	—	—	—
Amortization of prior service cost	(2,808)	4,080	12,759	12,762
Recognized net actuarial loss	213,669	167,172	27,606	42,762
Net periodic benefit cost	$1,533,588	$1,317,210	$172,494	$188,556

	2005	2004
Key assumptions:
Discount rate	5.50%	5.80%
Long-term rate of return on assets	7.50%	7.50%
Salary increases	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $1.1 million and $1.2 million in the first nine months of 2005 and 2004, respectively.

Item 2.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  The Company provides financial services through its three subsidiary banks at its twenty-seven banking locations.  Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its four offices.  Old Second Financial, Inc. provides insurance products.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

The Company earned $1.46 diluted earnings per share in the first nine months of 2005, a 10.6% increase over the $1.32 earned in the first nine months of 2004.  Net income was $19.9 million in the first nine months of 2005 compared with $17.9 million in the first nine months of 2004.  This was an 11.5% increase in earnings.  Net income for the third quarter of 2005 was $7.2 million, or $ 0.52 diluted earnings per share, compared with $6.3 million, or $0.46 diluted earnings per share in the third quarter of 2004.  Continued loan growth and an increase in noninterest income contributed to the increase in earnings for the quarter.  The return on equity decreased from 19.29% in the first nine months of 2004, to 18.67% for the same period of 2005.

Net Interest Income

The increase in net income for the first nine months of 2005 was primarily the result of an increase in net interest income.  Net interest income was $55.0 million and $50.8 million during the nine months ended September 30, 2005 and 2004, respectively, an increase of 8.2%.  Net interest income was $18.9 million and $17.1 million during the third quarters of 2005 and 2004, respectively, an increase of $1.8 million or 10.5%.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the nine months ended September 30, 2005 and 2004.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

For periods ended September 30, 2005 and 2004

	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest bearing deposits	$443	$2	0.70	$389	$3	1.07%
Federal funds sold	289	7	3.26	4,623	49	1.41
Securities:
Taxable	335,522	8,785	3.49	317,497	7,970	3.35
Non-taxable (tax equivalent)	138,355	5,534	5.33	92,445	3,545	5.11
Total securities	473,877	14,319	4.03	409,942	11,515	3.75
Loans and loans held for sale	1,610,212	75,074	6.23	1,414,401	61,240	5.78
Total interest earning assets	2,084,821	89,402	5.73	1,829,355	72,807	5.32
Cash and due from banks	55,330	—	—	51,583	—	—
Allowance for loan losses	(15,582)	—	—	(18,326)	—	—
Other noninterest-bearing assets	88,306	—	—	70,735	—	—
Total assets	$2,212,875			$1,933,347

Liabilities and stockholder’s equity
Interest bearing transaction accounts	$680,925	7,835	1.54	$628,426	4,165	0.89
Savings accounts	125,188	392	0.42	122,405	224	0.24
Time deposits	804,390	18,392	3.06	666,175	13,170	2.64
Interest bearing deposits	1,610,503	26,619	2.21	1,417,006	17,559	1.66
Repurchase agreements	45,919	897	2.61	36,179	275	1.02
Federal funds purchased and other borrowed funds	112,116	2,920	3.48	88,688	885	1.33
Trust preferred debentures	31,625	1,831	7.72	31,625	1,869	7.88
Notes payable	2,812	85	4.03	1,281	23	2.39
Total interest bearing liabilities	1,802,975	32,352	2.40	1,574,779	20,611	1.75
Noninterest bearing deposits	251,682	—	—	221,388	—	—
Accrued interest and other liabilities	15,433	—	—	13,342	—	—
Stockholders’ equity	142,785	—	—	123,838	—	—
Total liabilities and stockholder’s equity	$2,212,875			$1,933,347
Net interest income (tax equivalent)		$57,050			$52,196
Net interest income (tax equivalent) to total earning assets			3.66%			3.81%
Interest bearing liabilities to earning assets	86.48%			86.08%

Notes:	Nonaccrual loans are included in the above stated average balances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(A) Interest income (GAAP)	$31,062	$24,554	$87,311	$71,410
Taxable-equivalent adjustment - Loans	57	51	154	156
Taxable-equivalent adjustment - Investments	681	443	1,937	1,241
Interest income - FTE	$31,800	$25,048	$89,402	$72,807
(B) Interest expense (GAAP)	12,213	7,499	32,352	20,611
Net interest income - FTE	$19,587	$17,549	$57,050	$52,196
(C) Net interest income - (GAAP) (A minus B)	$18,849	$17,055	$54,959	$50,799
Net interest margin (GAAP)	3.49%	3.61%	3.52%	3.71%
Net interest margin - FTE	3.62%	3.72%	3.66%	3.81%

Provision for Loan Losses

The Company recorded a $450,000 provision for loan losses in the third quarter of 2005, bringing the total provision to $813,000 for the nine months ended September 30,2005.  The Company did not make a provision for loan losses during the first nine months of 2004, and recorded a negative provision of $2.9 million in the fourth quarter of 2004.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio. The determination by management to reduce the allowance for loan losses in 2004 was based on a comprehensive analysis that considered a number of factors, including the quality of the loan portfolio and favorable loan loss experience. The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality.  Net charge-offs in the first nine months of 2005 increased to $469,000 compared with net charge-offs of $131,000 in the first nine months of 2004.  Total loan charge-offs were $893,000 during the first nine months of 2005, compared with $437,000 during the first nine months of 2004, while recoveries for the same periods were $424,000 and $306,000, respectively.

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

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 0.95% as of September 30, 2005, compared to 1.03% as of December 31, 2004 and 1.25% as of September 30, 2004.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

Nonperforming loans of $4.9 million as of September 30, 2005, were down from $5.3 million as of December 31, 2004. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans decreased from $5.1 million as of December 31, 2004 to $4.8 million as of September 30, 2005.  The allowance for loan losses as a percentage of nonperforming loans was 324.4% at September 30, 2005 as compared to 295.42% as of December 31, 2004.

Past due and nonaccrual loans for the periods were as follows:

	For period ended
	9/30/05	12/31/04
Nonaccrual loans	$4,795	$5,129
Interest income recorded on nonaccrual loans	9	202
Interest income which would have been accrued on nonaccrual loans	243	344
Loans 90 days or more past due and still accruing interest	88	116

Noninterest Income

Noninterest income was $7.4 million during the third quarter of 2005 and $6.7 million during the third quarter of 2004, an increase of $698,000, or 10.5%, when compared to the third quarter of 2004.  Noninterest income was $21.0 million during the first nine months of 2005, an increase of $1.6 million, or 8.5% over the $19.3 million of noninterest income for the same period in 2004.  Trust income increased to $4.9 million during the first nine months of 2005, an increase of $536,000 from $4.3 million during the same period in 2004, primarily due to the growth in trust assets under management and higher estate fees.  Service charges on deposits, the largest component of noninterest income, increased from $5.6 million in the first nine months of 2004 to $6.1 million in the first nine months of 2005. Deposit service charges for the period increased as a result of deposit growth and an increase in service charge fees. The purchase of bank owned life insurance (BOLI) during the third quarter of 2004 resulted in noninterest income of $652,000 for the first nine months of 2005 compared to $445,000 for the first nine months of 2004.  Mortgage-related noninterest income, principally gains on sales of mortgage loans, totaled $5.2 million in the first nine months of 2005 compared to $4.9 million in the same period of 2004.

Noninterest Expense

Noninterest expense was $15.0 million during the third quarter of 2005, an increase of $703,000, or 5.0%, from $14.3 million in the third quarter of 2004.  Noninterest expense was $45.5 million during the first nine months of 2005, an increase of $2.1 million, or 4.8%, from $43.4 million in the first nine months of 2004.  Salaries and benefits, the largest component of noninterest expense, was $26.9 million during the first nine months of 2005, an increase of $1.6 million, or 6.2%, from $25.3 million in the first nine months of 2004.  The increase in salaries and benefits was primarily related to annual merit increases.  The full-time equivalent number of employees remained steady at 543 as of September 30, 2005, as compared with 544 one year earlier. Although the Company has expanded into and developed new markets, the Company continues to increase efficiencies through the consolidation and centralization of functions.

There were three new branch openings in 2005, bringing the number of locations to twenty-seven bank branches and four mortgage offices.  Net occupancy expenses were offset in the first nine months of 2005 by a reduction in the estimated accrual for occupancy related expenses.  Property and equipment expense increased from $6.1 million in the first nine months of 2004 to $6.4 million in the first nine months of 2005 an increase of $293,000, or 4.7%.

Other expense increased from $9.9 million in the first nine months of 2004 to $11.9 million in the first nine months of 2005.  Activities relating to branch and geographic expansion, and marketing, as well as rising costs related to Sarbanes-Oxley compliance, all contributed to the increase.  Noninterest expense was higher in the third quarter of 2004 due to a $1.75 million charge for the settlement of a damage award.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $9.7 million and $8.9 million for the first nine months of 2005 and 2004 respectively. The nine-month period average effective income tax rate for 2005 and 2004 was 32.7% and 33.2%, respectively.

Financial Condition

Assets

Total assets were $2.35 billion as of September 30, 2005, an increase of $243.0 million, or 11.6%, from $2.10 billion as of December 31, 2004.  Loans grew $161.6 million during the first nine months of 2005.  Securities increased by $72.8 million during the same period to $525.7 million.  Deposits increased by $148.0 million to $1.95 billion as of September 30, 2005.

Loans

Total loans were $1.67 billion as of September 30, 2005, an increase of $161.6 million, or 10.7%, from $1.51 billion as of December 31, 2004.  The largest increase was in commercial real estate, which increased $66.5 million, or 12.9%.  Commercial and industrial loans showed a slight decrease of $4.6 million or 2.7%.  Construction and residential real estate loans increased $58.5 million and $40.7 million, respectively. These changes reflected the continuing loan demand in the markets in which the Company operates. The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 87.5% of the portfolio as of September 30, 2005 and 85.9% of the portfolio as of December 31, 2004.

Securities

Securities totaled $525.7 million as of September 30, 2005, an increase of $72.8 million from $452.9 million as of December 31, 2004.  The net unrealized gains, net of deferred taxes, in the portfolio decreased from a net unrealized gain of $324,000 as of December 31, 2004 to a net unrealized loss of $2.7 million as of September 30, 2005.  The increase in the unrealized loss was attributable to the increase in interest rates, which caused the amortized cost to be more than the current fair value.  If interest rates were to decrease, the individual securities would then increase in value.  The securities affected are primarily issued by FHLB.  The unrealized losses on these securities are not related to credit quality deterioration.  The Company has the ability and intent to hold all securities in an unrealized loss position until maturity or such time that they are no longer in a loss position.

Deposits and Borrowings

Total deposits were $1.95 billion as of September 30, 2005, an increase of $148.0 million, or 8.2%, from $1.80 billion as of December 31, 2004.  Savings deposits increased $76.5 million, or 10.0%, from $763.6 million to $840.2 million.  Time deposits increased $68.2 million from $784.9 million to $853.1 million, or 8.7%. Pricing and sales strategies targeted growth in transactional deposit accounts and customer reinvestment of maturing time deposit balances in longer-term maturities. Successful selling efforts in these areas resulted in an increase in new account relationships and core funding sources.

Securities sold under repurchase agreements, which are typically of short-term duration, increased from $45.2 million as of December 31, 2004, to $56.1 million as of September 30, 2005 or 24.0%.  Other short-term borrowings increased from $75.8 million to $141.7 million primarily due to an increase in federal funds purchased of $92.0 million from $49.0 million as of December 31, 2004, to $141.0 million as of September 30, 2005, offset by a decrease in FHLB advances of  $25.0 million from December 31, 2004.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of September 30, 2005. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of September 30, 2005 and December 31, 2004.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005:
Total capital to risk weighted assets
Consolidated	$195,474	10.39%	$150,509	8.00%	$188,137	10.00%
Old Second National Bank	132,773	10.33	102,825	8.00	128,531	10.00
Tier 1 capital to risk weighted assets
Consolidated	179,665	9.55	75,252	4.00	112,879	6.00
Old Second National Bank	121,541	9.46	51,392	4.00	77,087	6.00
Tier 1 capital to average assets
Consolidated	179,665	7.89	91,085	4.00	113,856	5.00
Old Second National Bank	121,541	7.78	62,489	4.00	78,111	5.00

December 31, 2004:
Total capital to risk weighted assets
Consolidated	$177,554	11.06%	$128,430	8.00%	$160,537	10.00%
Old Second National Bank	123,156	11.53	85,451	8.00	106,814	10.00
Tier 1 capital to risk weighted assets
Consolidated	162,059	10.09	64,245	4.00	96,368	6.00
Old Second National Bank	112,208	10.50	42,746	4.00	64,119	6.00
Tier 1 capital to average assets
Consolidated	162,059	7.85	82,578	4.00	103,222	5.00
Old Second National Bank	112,208	7.98	56,245	4.00	70,306	5.00

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Net cash inflows from operating activities were $30.2 million in the first nine months of 2005, compared with net cash inflows of $10.3 million in the first nine months of 2004.  Interest received, net of interest paid, was the principal use of operating cash outflows in both periods reported.  The increase in cash outflows for the first nine months of 2004 was primarily a result of the purchase of bank owned life insurance (BOLI) in the third quarter.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $249.3 million in the nine months ended September 30, 2005, compared to $168.2 million a year earlier. In the first nine months of 2005, securities transactions accounted for a net outflow of $80.5 million, and net principal disbursed on loans accounted for net outflows of $162.0 million. In the first nine months of 2004, securities transactions accounted for a net outflow of $31.1 million, and net principal disbursed on loans accounted for net outflows of $134.9 million.  Cash outflows for property and equipment were $6.1 million in 2005 compared to $2.9 million for the same period of 2004.

Cash inflows from financing activities in the first nine months of 2005 were $221.2 million, which included an increase in deposits of $148.0 million, an increase in repurchase agreements of $ 10.9 million and an increase of $65.9 million in other short-term borrowings.  This compares with a net cash inflow of $206.4 million in the first nine months of 2004, associated with an increase in deposits of $324.8 million offset by a decrease of $11.7 million in repurchase agreements and a decrease of $104.8 million in other short-term borrowings.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
9/30/2005	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$72	$—	$—	$—	$—	$—	$72
Average interest rate	3.76%	0.00%	0.00%	0.00%	0.00%	0.00%	3.76%

Securities	$86,752	$92,961	$65,942	$43,728	$38,921	$197,403	$525,707
Average interest rate	2.62%	3.14%	3.61%	4.08%	4.26%	3.79%	3.52%

Fixed rate loans	$94,960	$83,828	$153,777	$137,828	$196,269	$94,901	$761,563
Average interest rate	6.47%	6.46%	6.07%	5.96%	6.05%	6.01%	6.19%

Adjustable rate loans	$315,885	$75,726	$27,637	$32,373	$20,451	$445,665	$917,737
Average interest rate	7.16%	6.96%	6.75%	6.76%	6.56%	5.87%	6.47%
Total	$497,669	$252,515	$247,356	$213,929	$255,641	$737,969	$2,205,079

Interest-bearing Liabilities
Interest-bearing deposits	$1,089,706	$178,106	$108,823	$20,653	$26,760	$269,219	$1,693,267
Average interest rate	2.65%	3.19%	3.56%	3.89%	4.23%	0.90%	2.53%

Short-term borrowing	$197,816	$—	$—	$—	$—	$—	$197,816
Average interest rate	4.14%	0.00%	0.00%	0.00%	0.00%	0.00%	4.14%

Notes payable	$3,200	$—	$—	$—	$—	$—	$3,200
Average interest rate	4.53%	0.00%	0.00%	0.00%	0.00%	0.00%	4.53%

Junior subordinate debentures	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,290,722	$178,106	$108,823	$20,653	$26,760	$300,844	$1,925,908

Period gap	$(793,053)	$74,409	$138,533	$193,276	$228,881	$437,125	$279,171
Cumulative gap	(793,053)	(718,644)	(580,111)	(386,835)	(157,954)	279,171

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s disclosure controls or internal controls over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect disclosure controls or internal controls over financial reporting.

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

DATE: November 8, 2005