Form 10-K
period 2005-12-31
OLD SECOND BANCORP INC
filed 2006-03-14
CIK 357173

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.                                                                                                                                                                                                                                                                                            Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒         NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES  ☐         NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $393 million*. The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 13,520,073 at February 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2005 Annual Report are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

*                                         Based on the last reported price of an actual transaction in registrant’s common stock on June 30, 2005 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant’s common stock.

OLD SECOND BANCORP, INC.

Form 10-K

INDEX

PART I

Item 1	Business

Item 1A	Risk Factors

Item 1B	Unresolved staff comments

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits and Financial Statement Schedules

Signatures

PART I

Item 1. Business

General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60506.

The Company conducts a full service community banking and trust business through its wholly owned subsidiaries, which are together referred to as the “Company”.

•                  The Old Second National Bank of Aurora (“Old Second Bank”)

•                  Old Second Bank-Yorkville

•                  Old Second Bank-Kane County

•                  Old Second Financial, Inc., which provides insurance agency services.

•                  Old Second Mortgage Company, which is a wholly owned subsidiary of Old Second Bank.

•                  Old Second Capital Trust I, a Delaware business trust, which was formed for the exclusive purpose of issuing trust-preferred securities in a transaction completed in July 2003.

•                  Old Second Affordable Housing Fund, L.L.C. for the purpose of providing down payment assistance for home ownership to qualified individuals.

The banking subsidiaries are referred to herein as the “Banks.”   Inter-company transactions and balances are eliminated in consolidation.

The Company provides financial services through its twenty-seven banking locations and three mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois. Old Second Mortgage provides mortgage-banking services and Old Second Bank also engages in trust operations.

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

Old Second Mortgage Company originates residential mortgages and handles the secondary marketing of those mortgages. Old Second Mortgage Company is a mortgage banking organization offering a wide range of products including conventional, government, jumbo and sub prime loans with operations centralized at its home office location in St. Charles, Illinois. Old Second Mortgage Company has offices in Sycamore, Wheaton and St. Charles, Illinois. As of December 31, 2005, Old Second Mortgage Company employed 26 operations employees and 24 loan origination employees.

Market Area

Old Second Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking subsidiaries in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois. Based upon 2003 estimates, these counties together represent a market of more than 2.2 million people. The city of Aurora has a current reported population of approximately 175,000 residents.

Lending Activities

General. The Banks provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. The Banks actively market their services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. The Banks have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower. The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2005, residential mortgages made up approximately 32% of its loan portfolio, commercial real estate loans comprised approximately 35%, construction lending comprised approximately 21%, general commercial loans comprised approximately 10% and consumer lending comprised 2%. It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act. The Banks do not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (providing the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Banks strive to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Commercial Loans. As noted above, the Banks are active commercial lenders. The areas of emphasis include: loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Banks provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the Banks may take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Commercial lines of credit are generally for 1 year and have floating rates. Commercial term loans range from 1 to 7 years with the majority falling in the 3 to 5 year range with rates fixed for the duration of the loan. A recent trend has seen a decrease in the percentage of the portfolio attributed to commercial loans. This trend reflects decreased demand for working capital and equipment financing over the course of the last few years. Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise. The Banks’ underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources. Secondary repayment sources are typically found in collateralization and guarantor support.

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

Residential Real Estate Loans. Residential first mortgage loans made by the organization are primarily originated by Old Second Mortgage Company. Second mortgages and home equity line of credit mortgages are included in this category and are primarily originated by the banks. The majority of loans originated by Old Second Mortgage Company are fixed rate loans that are sold to investors. Beginning in the fourth quarter of 2004, Old Second Mortgage Company became a direct seller to FNMA, and retained servicing rights for those sold mortgages. Management believes that the retention of mortgage servicing provides the Company, on a consolidated basis, with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows the Banks to continue to have regular contact with mortgage customers and solidifies our involvement with the community. Other loans originated by Old Second Mortgage Company that are not sold to FNMA primarily include adjustable rate mortgages, lot loans, and constructions loans that are purchased for portfolio by the banks.

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

Employees

At December 31, 2005, the Company employed 548 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

Internet

The Company maintains a corporate web site at http://www.o2bancorp.com. The Company makes available free of charge on or through its web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission. Many of the Company’s policies, committee charters and other investor information including our Code of Conduct, are available on the web site. The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Senior Vice President and Chief Financial Officer, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60506-4172.

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

The Company

General. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Banks

General. Old Second Bank-Yorkville and Old Second Bank-Kane County (the ”State Banks”) are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”). The State Banks are also members of the Federal Reserve System (“member banks”). As Illinois-chartered, FDIC-insured member banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF.

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. All Illinois banks and national banks are required to pay supervisory assessments to the DFPR and the OCC, respectively, to fund the operations of those agencies. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2005, the State Banks paid supervisory assessments to the DFPR totaling $97,709 and the National Bank paid supervisory assessments to the OCC totaling $293,947.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The federal bank regulatory agencies have established the following minimum capital standards for insured state and national banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2005: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by applicable regulations.

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

Under the National Bank Act, the National Bank may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent. Without prior OCC approval, however, the National Bank may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005.

As of December 31, 2005, approximately $74 million was available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the Federal Reserve (in the case of the State Banks) and the OCC (in the case of the National Bank) may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

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

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to substantially the same conditions that apply to national bank investments in financial subsidiaries. None of the Banks has applied for approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Recent Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the ”DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the  FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of  estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2005 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2005, 2004, and 2003

	2005			2004			2003
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$361	$3	0.83%	$307	$4	1.14%	$576	$1	0.15%
Federal funds sold	216	7	3.24	3,967	58	1.47	9,627	105	1.09
Securities:
Taxable	338,167	12,064	3.57	320,185	10,624	3.32	314,724	10,883	3.46
Non-taxable (tax equivalent)	139,137	7,400	5.32	97,221	5,023	5.17	64,997	3,825	5.88
Total securities	477,304	19,464	4.08	417,406	15,647	3.75	379,721	14,708	3.87
Loans and loans held for sale	1,629,615	103,551	6.35	1,437,030	83,653	5.82	1,232,129	74,562	6.05
Total interest earning assets	2,107,496	123,025	5.84	1,858,710	99,362	5.35	1,622,053	89,376	5.51
Cash and due from banks	55,063	—	—	52,228	—	—	45,993	—	—
Allowance for loan losses	(15,522)	—	—	(18,295)	—	—	(17,017)	—	—
Other noninterest-bearing assets	92,297	—	—	73,372	—	—	50,747	—	—
Total assets	$2,239,334			$1,966,015			$1,701,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing transaction accounts	$237,027	1,699	0.72	$244,806	1,018	0.42	$216,859	836	0.39
Savings accounts	573,334	10,289	1.79	515,646	5,403	1.05	508,337	5,430	1.07
Time deposits	819,341	26,052	3.18	696,013	18,602	2.67	541,588	16,967	3.13
Interest bearing deposits	1,629,702	38,040	2.33	1,456,465	25,023	1.72	1,266,784	23,233	1.83
Repurchase agreements	45,993	1,303	2.83	37,006	450	1.22	46,990	511	1.09
Federal funds purchased and other borrowed funds	114,560	4,308	3.76	71,515	1,037	1.45	33,369	477	1.43
Junior subordinated debentures	31,625	2,448	7.74	31,625	2,486	7.86	15,962	1,233	7.72
Notes payable	2,910	125	4.30	1,638	43	2.63	619	14	2.23
Total interest bearing liabilities	1,824,790	46,224	2.53	1,598,249	29,039	1.82	1,363,724	25,468	1.87
Noninterest bearing deposits	253,649	—	—	227,912	—	—	199,572	—	—
Accrued interest and other liabilities	16,052	—	—	13,856	—	—	13,227	—	—
Stockholders’ equity	144,843	—	—	125,998	—	—	125,253	—	—
Total liabilities and stockholders’ equity	$2,239,334			$1,966,015			$1,701,776
Net interest income (tax equivalent)		$76,801	3.31%		$70,323	3.53%		$63,908	3.64%
Net interest income (tax equivalent) to total earning assets			3.64%			3.78%			3.94%
Interest bearing liabilities to earnings assets	86.59%			85.99%			84.07%

Notes:  Nonaccrual loans are included in the above stated average balances.  Tax equivalent basis is calculated using a marginal rate of 35%

For purposes of this discussion, both net interest income and net interest margin have been adjusted to a fully tax equivalent basis to more appropriately compare the returns on certain tax-exempt loans and securities to those interest-earning assets.  The effect of such adjustments is presented in the following table:

	Effect of Tax Equivalent Adjustment
	2005	2004	2003
Net interest income	$73,999	$68,359	$62,376
Tax equivalent adjustment	2,802	1,964	1,532
Tax equivalent net interest income	$76,801	$70,323	$63,908

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate. Interest income is measured on a tax equivalent basis using a 35% rate.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$1	$(2)	$(1)	$—	$3	$3
Federal funds sold	(84)	33	(51)	(75)	28	(47)
Securities:
Taxable	616	824	1,440	187	(446)	(259)
Tax-exempt	2,226	151	2,377	1,711	(513)	1,198
Loans and loans held for sale	11,821	8,077	19,898	12,015	(2,924)	9,091
TOTAL EARNING ASSETS	14,580	9,083	23,663	13,838	(3,852)	9,986

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE

Interest bearing transaction accounts	(33)	714	681	113	69	182
Savings accounts	662	4,224	4,886	78	(105)	(27)
Time deposits	3,598	3,852	7,450	4,369	(2,734)	1,635
Repurchase agreements	131	722	853	(117)	56	(61)
Federal funds purchased and other borrowed funds	897	2,374	3,271	553	7	560
Trust preferred debentures	—	(38)	(38)	1,231	22	1,253
Notes payable	45	37	82	27	2	29
INTEREST BEARING LIABILITIES	5,300	11,885	17,185	6,254	(2,683)	3,571
NET INTEREST INCOME	$9,280	$(2,802)	$6,478	$7,584	$(1,169)	$6,415

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2005		2004		2003
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$10,737	2.24%	$992	0.22%	$2,011	0.49%
U.S. Government agencies	313,671	65.51%	313,169	69.14%	320,539	77.98%
States and political subdivisions	145,971	30.48%	131,590	29.05%	82,296	20.02%
Mortgage-backed securities	—	0.00%	185	0.04%	1,541	0.37%
Other securities	8,470	1.77%	7,006	1.55%	4,648	1.13%
	$478,849	100.00%	$452,942	100.00%	$411,035	100.00%

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield of securities by major category as of December 31, 2005. Yields are calculated on a tax equivalent basis using a 35% rate.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities	$993	2.40%	$4,853	3.79%	$4,891	4.01%	$—	0.00%	$10,737	3.76%
U.S. government agencies	72,796	2.92%	172,020	3.75%	47,547	4.96%	21,307	4.97%	313,670	3.83%
States and political subdivisions	10,341	2.96%	17,930	3.48%	54,654	3.73%	63,047	3.39%	145,972	3.50%
	84,130	2.92%	194,803	3.73%	107,092	4.29%	84,354	3.79%	470,379	3.72%
Other securities									8,470
	$84,130	2.92%	$194,803	3.73%	$107,092	4.29%	$84,354	3.79%	$478,849	3.73%

As of December 31, 2005, net unrealized losses of $7,562,000, offset by deferred income taxes of $3,000,000, resulted in a decrease in equity capital of $4,562,000. As of December 31, 2004, net unrealized gains of $538,000, offset by deferred income taxes of $214,000, resulted in an increase in equity capital of $324,000.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2005	2004	2003	2002	2001
Commercial and industrial	$168,052	$170,535	$191,390	$208,535	$186,435
Real estate - commercial	590,328	512,661	456,391	411,122	310,297
Real estate - construction	361,859	269,537	218,519	120,899	112,206
Real estate - residential	548,651	514,020	408,789	262,304	214,740
Installment / Others	35,492	42,323	44,449	59,007	71,780
Gross loans	1,704,382	1,509,076	1,319,538	1,061,867	895,458
Unearned discount	—	—	—	—	(3)
Total loans	1,704,382	1,509,076	1,319,538	1,061,867	895,455
Allowance for loan losses	(15,329)	(15,495)	(18,301)	(15,769)	(12,313)
Loans, net	$1,689,053	$1,493,581	$1,301,237	$1,046,098	$883,142

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2005:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial and industrial	$93,476	$46,534	$19,007	$7,827	$1,208	$168,052
Real estate	342,729	515,420	116,268	89,936	436,485	1,500,838
Installment / Others	10,562	20,183	4,233	467	47	35,492
Total	$446,767	$582,137	$139,508	$98,230	$437,740	$1,704,382

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2005	2004	2003	2002	2001
Nonaccrual loans	$3,845	$5,129	$2,265	$4,803	$2,560
Loans past due 90 days or more and still accruing interest	2,752	116	381	641	771
Restructured loans	—	—	—	—	—
Total nonperforming loans	6,597	5,245	2,646	5,444	3,331
Other real estate owned	251	—	663	131	—
Total nonperforming assets	$6,848	$5,245	$3,309	$5,575	$3,331

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $334,000 was recorded during 2005, $229,000 was recorded during 2004, and no interest income recorded during 2003, on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2005, 2004, and 2003, had these loans been on an accrual basis throughout the year, was approximately $636,000, $409,000, and $167,000, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2005	2004	2003	2002	2001
Average total loans (exclusive of loans held for sale)	$1,617,557	$1,421,483	$1,183,290	$969,982	$794,147

Allowance at beginning of year	$15,495	$18,301	$15,769	$12,313	$9,690
Charge-offs:
Commercial and industrial	674	402	971	752	1,063
Real estate	70	18	42	25	145
Installment and other loans	305	337	463	383	294
Total charge-offs	1,049	757	1,476	1,160	1,502
Recoveries:
Commercial and industrial	468	688	489	462	142
Real estate	—	11	25	128	4
Installment and other loans	62	152	243	221	139
Total recoveries	530	851	757	811	285
Net charge-offs (recoveries)	519	(94)	719	349	1,217
Provision for loan losses	353	(2,900)	3,251	3,805	3,840
Allowance at end of period	$15,329	$15,495	$18,301	$15,769	$12,313

Net charge-offs (recoveries) to average loans	0.03%	-0.01%	0.06%	0.04%	0.15%
Allowance at year end to average loans	0.95%	1.09%	1.55%	1.63%	1.55%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2005		2004		2003		2002
		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and industrial	$3,332	9.9%	$5,221	11.3%	$3,728	14.5%	$6,016	19.5%
Real estate - commercial	1,379	34.6%	1,349	34.1%	5,766	34.7%	4,500	38.8%
Real estate - construction	8,059	21.2%	6,144	17.8%	6,080	16.5%	1,166	11.5%
Real estate - residential	332	32.3%	700	34.0%	277	30.9%	500	24.7%
Installment and other loans	738	2.1%	400	2.8%	1,410	3.4%	945	5.5%
Unallocated	1,489	—	1,681	—	1,040	—	2,642	—
Total	$15,329	100.0%	$15,495	100.0%	$18,301	100.0%	$15,769	100.0%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

	Within	One to	Three to	Over
	One Year	Three Years	FiveYears	Five Years	Total
	Amount	Amount	Amount	Amount	Amount

Deposits without a stated maturity	$1,059,152	$—	$—	$—	$1,059,152
Certificates of deposit	578,310	248,694	49,025	97	876,126
Federal funds purchased, security repurchase agreements and FHLB advances	227,625	—	—	—	227,625
Borrowed funds	3,200	—	—	—	3,200
Junior subordinated debentures	—	—	—	31,625	31,625
Purchase obligations	3,678	5,434	5,434	2,718	17,264
Operating leases	509	1,247	896	465	3,167
Other	1,825	—	—	—	1,825
Total	$1,874,299	$255,425	$55,355	$34,905	$2,219,984

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

Commitments:  The following table details the amounts and expected maturities of significant commitments as of December 31, 2005.

	Within	One to	Three to	Over
	One Year	Three Years	FiveYears	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$66,781	$6,958	$14,892	$14,969	$103,600
Revolving open end residential	8,394	1,775	51	125,202	135,422
Other	73,673	2,475	1,521	3,496	81,165
Financial standby letters of credit	7,379	224	—	—	7,603
Performance standby letters of credit	26,450	7,068	25	—	33,543
Commercial letters of credit	3,231	12	—	—	3,243
Total	$185,908	$18,512	$16,489	$143,667	$364,576

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

SELECTED RATIOS

The following table presents selected financial ratios as of or for the year ended December 31, for the years indicated:

	2005	2004	2003
Return on average total assets	1.24%	1.34%	1.30%
Return on average equity	19.11%	20.86%	17.65%
Average equity to average assets	6.47%	6.41%	7.37%
Dividend payout ratio	24.88%	23.47%	25.48%

Item 1.A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of several counties in Illinois.

Old Second Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Our banking subsidiaries operate primarily in Kane, Kendall, DeKalb, DuPage, LaSalle and Will Counties in Illinois, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois and surrounding communities. Based upon 2003 estimates, these counties together represent a market of more than 2.2 million people. The city of Aurora has a current reported population of approximately 175,000 residents. The Banks offer banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, Geneva, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Sandwich, Wasco, DeKalb and Ottawa communities and surrounding areas. Old Second Bank also offers complete trust investment management and other fiduciary services and through a registered broker/dealer and member of NASD and SIPC, provide stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

Although the communities that we serve have been growing rapidly in recent years and we anticipate continuing to concentrate our business efforts in the communities we currently serve and the immediately surrounding communities, our continued success is largely dependent upon the continued growth of these communities. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. A decline in the growth of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities could affect our ability to generate new loans or to receive repayments of existing loans, adversely affecting our financial condition.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new branches and acquiring existing branches of other financial institutions. To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business or engage in de novo bank formations. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•      potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•      exposure to potential asset quality issues of the acquired bank or related business;

•      difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

•      the possible loss of key employees and customers of the banks and businesses we acquire.

We face intense competition in all phases of our business from other banks and financial institutions.

Our “right size” strategy is to provide a broad range of services and the convenience of a large bank as well as the personal relationships and community focus of a smaller bank. Many of the entities that we compete with are substantially larger in size and may have greater resources available to them, offer the consumers the most competitive interest rates, have more locations and may provide a greater range of products than we do. We also compete with smaller financial institutions that may be perceived to offer a higher degree of customer service. Additionally, many non-bank financial intermediaries are not subject to the regulatory restrictions applicable to our bank subsidiaries. We have experienced an increase in the level of competition as well as the number of competitors in recent years and this increase may affect our future profitability.

With respect to specific products, we compete for deposits with a large number of depository institutions including commercial banks, savings and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving our market area. We also compete for loans with other banks headquartered in northern Illinois, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. This competition may lead to a reduction in our net interest income and increases in our costs of doing business.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Interest Rate Risk” included in the Annual Report to Stockholders attached to this Form 10-K as Exhibit 13.1. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, which involve risks specific to real estate value.

Our loan portfolio generally reflects the profile of the communities in which we operate. Because we are located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of our loan portfolio. These categories were $1.5 billion, or approximately 88.2% of our total loan portfolio, as of December 31, 2005. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, if the loans are not repaid according to their terms, the real estate securing the loans, in those cases where real estate serves as the primary collateral, may not have a value equal to the amounts owed under the loan. Declines in the local economies in our market area could have an adverse impact on our financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $168.3 million, or approximately 10% of our total loan portfolio, as of December 31, 2005. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. Should the economic climate worsen, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which will cause our net income and return on equity to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses in consultation with management of our Banks and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 0.90% and as a percentage of total non-performing loans was approximately 232.4%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our “right size” strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC and the DFPR. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price stockholders paid for them.

Although our common shares are listed for trading on the National Market of the Nasdaq Stock Market, the trading in our common shares has less liquidity than many other companies quoted on the Nasdaq National Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to pay interest on our debt may adversely impact our ability to pay dividends.

As of December 31, 2005, we had $31.6 million of junior subordinated debentures that are held by Old Second Capital Trust I business trusts that we control. Interest payments on the debentures total $2.5 million per year, which must be paid before we pay dividends on our capital stock, including our Common Stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

Item 2. Properties

The Company’s corporate headquarters and the main office of Old Second National Bank are located at 37 South River Street, Aurora, Illinois. Old Second Bank has full-service branches located in Illinois at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; Route 47 at Cross Street, Sugar Grove; 3101 Ogden Avenue, Lisle; 23 South Fourth Street, Geneva; 801 South Kirk Road, St. Charles; 1230 North Orchard Road, Aurora; 888 N. LaFox, South Elgin; 2761 Black Rd., Joliet and 5024 Ace Lane., Naperville. Old Second Bank has trust offices at 37 South River Street in Aurora.

Old Second Bank-Yorkville is located at 102 East Van Emmon Street, Yorkville, with branches at 26 West Countryside Parkway in Yorkville, 6800 West Route 34 in Plano, 323 East Norris Drive in Ottawa and 410 East Church Street in Sandwich. Old Second Bank-Kane County is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco, at 194 South Main Street in Burlington, 1100 South County Line Road, Maple Park, 2 S 101 Harter Road, Kaneville, 1810 Dekalb Avenue, Sycamore and 1000A South State St., Hampshire.

All Banks have onsite 24 hour Automatic Teller Machines (“ATMs”). Old Second National Bank also has twenty-eight offsite ATMs, Yorkville has two offsite ATMs, and Kane has one offsite ATM. Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

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

Old Second Mortgage Company operates a retail division from leased offices in St. Charles, Sycamore and Wheaton, Illinois. The main office is located at 2325 Dean Street in St. Charles.

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

There were no items submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on page 42 of the 2005 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of January 31, 2005 there were approximately 1,200 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 37 of the 2005 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note R: Capital.”

The Company paid dividends as set forth in the table incorporated by reference above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Banks, and the Banks are subject to regulatory limitations on the amount of cash dividends it may pay. See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Banks – Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $30.2 million in junior subordinated debentures to Old Second Capital Trust I in connection with its trust preferred offering. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends and the Company expects to be able to continue to pay dividends in the future.

The Company did not repurchase any shares of its common stock in 2005.

Item 6.    Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2005 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 5 – 14 of the 2005 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 11 of the 2005 Annual Report (attached hereto as Exhibit 13) under the caption “Interest rate risk.”

Item 8.    Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2005 Annual Report (attached hereto as Exhibit 13):

Annual Report
Page No.
Consolidated Balance Sheets	16
Consolidated Statements of Income	17
Consolidated Statements of Cash Flows	18
Consolidated Statements of Changes in Stockholders’ Equity	19
Notes to Consolidated Financial Statements	20-40
Independent Registered Public Accounting Firm’s Report	41

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria specified.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Second Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Old Second Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Second Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Old Second Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Old Second Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Old Second Bancorp, Inc. and our report dated February 10, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois

February 10, 2006

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Election of Directors” and “Corporate Governance and the Board of Directors.”

Executive Officers of the Registrant and Subsidiary

Name, Age and Year

Became Executive Officer

of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 55; 1992	President and CEO of the Company

J. Douglas Cheatham	Senior Vice-President and Chief Financial Officer of the Company since May 1999.
Age 49; 1999	Previously, Mr. Cheatham was Vice-President and Chief Financial Officer of Merchants Bancorp, Inc.

James L. Eccher	President and Chief Executive Officer of Old Second National Bank since 2003.
Age 40; 2005

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file. Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2005.

Item 11. Executive Compensation

The Company incorporates by reference the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Election of Directors,” and under the caption “Executive Compensation.” The sections in the Proxy Statement marked “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Presentation” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2005 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,333,332	$21.415	305,260
Equity compensation plans not approved by security holders	—	—	—
Total	1,333,332	$21.415	305,260

Security holders approved 100,000 shares in 1994 and 250,000 shares in 2002 to be issued upon the exercise of options. Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions

The Company incorporates by reference the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Transactions with Management.”

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “ Independent Registered Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2005 Annual Report (attached hereto as Exhibit 13).

Annual Report
Page No.
Consolidated Balance Sheets	16
Consolidated Statements of Income	17
Consolidated Statements of Cash Flows	18
Consolidated Statements of Changes in Stockholders’ Equity	19
Notes to Consolidated Financial Statements	20-40
Report of Independent Registered Public Accounting Firm	41

(2) Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601 Table II. No.

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

3.2	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to of the Company’s 10 - K filed on March 27, 2000).

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).

10.3	Form of indenture relating to trust preferred securities

10.4	Promissory note to the benefit of Marshall & Ilsley Bank

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002)

10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)

10.7	Amended and restated the Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005)

10.8	Amendment to the Old Second Bancorp,Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005)

10.9	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005)

10.10	Summary of fees for board of directors

13.1	The Company’s 2005 Annual Report to Stockholders

21.1	A list of all subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATE:  March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 14, 2006
William B. Skoglund

Senior Vice-President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 14, 2006
J. Douglas Cheatham

/s/ Walter Alexander	Senior Director	March 14, 2006
Walter Alexander

/s/ Edward Bonifas	Director	March 14, 2006
Edward Bonifas

/s/ Marvin Fagel	Director	March 14, 2006
Marvin Fagel

/s/ Barry Finn	Director	March 14, 2006
Barry Finn

/s/ William Kane	Director	March 14, 2006
William Kane

/s/ Kenneth Lindgren	Director	March 14, 2006
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 14, 2006
Jesse Maberry

/s/ William Meyer	Director	March 14, 2006
William Meyer

/s/ D. Chet McKee	Director	March 14, 2006
D. Chet McKee

/s/ Gerald Palmer	Director	March 14, 2006
Gerald Palmer

/s/ James Carl Schmitz	Director	March 14, 2006
James Carl Schmitz

/s/ Dr. Christine Sobek	Director	March 14, 2006
Dr. Christine Sobek

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).	—

3.2	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to of the Company’s S-14 filed on January 22, 1982).	—

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10 - K filed on March 27, 2000).	—

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).	—

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003).	—

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed as Exhibit (b) (1) to the Company’s Schedule TO-I filed on May 20, 2003).	—

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002)	—

10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)	—

10.7	Amended and restated the Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005)	—

10.8	Amendment to the Old Second Bancorp,Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005)	—

10.9	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005)	—

10.10	Summary of fees for board of directors	37

13.1	The Company’s 2005 Annual Report to Stockholders	38-86

21.1	A list of all subsidiaries of the Company	87

23.1	Consent of Ernst & Young LLP	88

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	89

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	90

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	91

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	92