Form 10-Q
period 2006-03-31
OLD SECOND BANCORP INC
filed 2006-05-08
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 1, 2006, the Registrant had outstanding 13,559,075 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II
Item 1.	Legal Proceedings
Item 1.A.	Risk factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$46,116	$65,010
Interest bearing deposits with banks	115	105
Cash and cash equivalents	46,231	65,115
Securities available for sale	454,345	470,379
Federal Home Loan Bank and Federal Reserve Bank Stock	8,806	8,470
Loans held for sale	10,817	11,397
Loans	1,739,046	1,704,382
Allowance for loan losses	15,891	15,329
Net loans	1,723,155	1,689,053
Premises and equipment, net	43,368	42,485
Other real estate owned	251	251
Mortgage servicing rights, net	2,458	2,271
Goodwill, net	2,130	2,130
Core deposit intangible assets, net	266	355
Bank owned life insurance	42,099	41,627
Accrued interest and other assets	30,473	34,297
Total assets	$2,364,399	$2,367,830

Liabilities
Deposits:
Demand	$249,324	$264,124
Savings, NOW, and money market	769,821	795,028
Time	985,334	876,126
Total deposits	2,004,479	1,935,278
Securities sold under repurchase agreements	45,180	57,625
Other short-term borrowings	105,433	171,825
Junior subordinated debentures	31,625	31,625
Note payable	3,200	3,200
Accrued interest and other liabilities	17,800	16,015
Total liabilities	2,207,717	2,215,568

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,631,303 in 2006 and 16,592,301 in 2005; outstanding 13,559,075 in 2006 and 13,520,073 in 2005	16,631	16,592
Additional paid-in capital	14,605	13,746
Retained earnings	181,167	176,824
Accumulated other comprehensive loss	(5,383)	(4,562)
Treasury stock, at cost, 3,072,228 shares in 2006 and 2005	(50,338)	(50,338)
Total stockholders’ equity	156,682	152,262
Total liabilities and stockholders’ equity	$2,364,399	$2,367,830

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(unaudited)
	Three Months Ended
	March 31,
	2006	2005
Interest and Dividend Income
Loans, including fees	$28,977	$23,014
Loans held for sale	95	173
Securities:
Taxable	3,184	2,750
Tax-exempt	1,232	1,124
Federal funds sold	3	—
Interest bearing deposits with banks	1	—
Total interest and dividend income	33,492	27,061
Interest Expense
Savings, NOW, and money market deposits	3,678	2,279
Time deposits	9,129	5,690
Repurchase agreements	487	211
Other short-term borrowings	1,402	609
Junior subordinated debentures	617	617
Note payable	44	23
Total interest expense	15,357	9,429
Net interest income	18,135	17,632
Provision for loan losses	444	(37)

Net interest income after provision for loan losses	17,691	17,669
Noninterest Income
Trust income	1,734	1,649
Service charges on deposits	1,956	1,800
Gain on sale of loans	971	1,378
Secondary mortgage fees	153	184
Mortgage servicing income	98	16
Securities gains (losses), net	227	(4)
Bank owned life insurance	472	219
Other income	1,464	1,230
Total noninterest income	7,075	6,472
Noninterest Expense
Salaries and employee benefits	9,531	9,120
Occupancy expense, net	1,092	611
Furniture and equipment expense	1,282	1,266
Amortization of core deposit intangible assets	89	89
Advertising expense	464	380
Other expense	3,690	3,533
Total noninterest expense	16,148	14,999
Income before income taxes	8,618	9,142
Provision for income taxes	2,513	2,953
Net income	$6,105	$6,189

Share and per share information:
Ending number of shares	13,559,075	13,496,111
Average number of shares	13,529,648	13,452,126
Diluted average number of shares	13,708,648	13,594,802
Basic earnings per share	$0.45	$0.46
Diluted earnings per share	$0.45	$0.46
Dividends paid per share	$0.13	$0.12

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005

(In thousands)

	(Unaudited)	(Unaudited)
	2006	2005
Cash flows from operating activities
Net income	$6,105	$6,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	908	818
Amortization of mortgage servicing rights	98	8
Provision for loan losses	444	(37)
Origination of loans held for sale	(64,985)	(85,731)
Proceeds from sale of loans held for sale	65,961	90,629
Gain on sale of loans held for sale	(681)	(755)
Increase in cash surrender value of bank owned life insurance	(472)	(219)
Change in current income taxes receivable	2,202	2,704
Change in accrued interest receivable and other assets	2,521	(5,238)
Change in accrued interest payable and other liabilities	1,778	3,956
Net premium amortization on securities	743	1,046
Securities losses (gains), net	(227)	4
Amortization of core deposit intangible assets	89	89
Tax benefit from stock options exercised	—	398
Net cash provided (used) by operating activities	14,484	13,861

Cash flows from investing activities
Proceeds from matured or called securities available for sale	23,661	24,750
Proceeds from sales of securities held for sale	227	—
Purchases of securities available for sale	(10,090)	(57,149)
Purchase of FHLB stock	(336)	(80)
Net change in loans	(34,546)	(81,006)
Net purchases of premises and equipment	(1,791)	(2,261)
Net cash used in investing activities	(22,875)	(115,746)

Cash flows from financing activities
Net change in deposits	69,201	37,730
Net change in repurchase agreements	(12,445)	(7,385)
Net change in other borrowings	(66,392)	60,825
Proceeds from exercise of stock options	641	891
Tax benefit from stock options exercised	257	—
Dividends paid	(1,755)	(1,611)
Net cash (used in) provided by financing activities	(10,493)	90,450
Net change in cash and cash equivalents	(18,884)	(11,435)
Cash and cash equivalents at beginning of period	65,115	58,662
Cash and cash equivalents at end of period	$46,231	$47,227
Supplemental cash flow information
Income taxes paid	$310	$—
Interest paid	14,315	9,136

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented. Results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the Company) 2005 Form 10-K. Unless otherwise indicated, amounts in the tables contained in the notes are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note A to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 was issued to address the steps in determining when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. FSP FAS 115-1 discusses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain quantitative and qualitative disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. FSP FAS 115-1 replaces the impairment evaluation guidance set forth in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”) and amends existing other-than-temporary impairment guidance, including that provided in FASB Statement No. 115, “Accounting for Debt and Equity Securities,” and APB 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. In addition to the guidance under FSP FAS 115-1, the disclosure requirements under EITF 03-1 remain in effect. The adoption of FSP FAS 115-1 has not had a material impact on the Company’s financial position, results of operations, or liquidity.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R established standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The statement also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under existing accounting rules. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the required effective date of SFAS No. 123R to the beginning of the first annual period beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has not restated the financial results for any prior periods. Under the modified prospective method, compensation costs were recognized in the financial statements beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to 2006.

In May 2005, the FASB issued Statement 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company had no accounting changes or corrections of errors in the periods being reported.

In February 2006, the FASB issued Statement 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of fiscal years beginning after September 15, 2006. Earlier adoption was permitted as of the beginning of 2006, provided an entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company did not elect early adoption, and is evaluating the potential impact in future periods.

In March 2006, the FASB issued Statement (“SFAS 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This Statement is effective as of the beginning of fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company did not elect early adoption, and is evaluating the potential impact in future periods.

Note 2 — Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2006:
U.S. Treasuries	$11,012	$—	$516	$10,496
U.S. Government agencies	306,914	10	6,260	300,664
States and political subdivisions	145,701	857	3,373	143,185
	$463,627	$867	$10,149	$454,345
December 31, 2005:
U.S. Treasuries	$11,010	$—	$273	$10,737
U.S. Government agencies	318,560	51	4,940	313,671
States and political subdivisions	148,371	932	3,332	145,971
	$477,941	$983	$8,545	$470,379

Note 3 — Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2006	2005
Commercial and industrial	$164,329	$168,314
Real estate — commercial	634,974	590,328
Real estate — construction	342,786	361,859
Real estate — residential	566,874	550,823
Installment	32,141	35,236
	1,741,104	1,706,560
Unearned origination fees	(2,058)	(2,178)
	$1,739,046	$1,704,382

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses as of March 31, are summarized as follows:

	2006	2005
Balance, January 1	$15,329	$15,495
Provision for loan losses	444	(37)
Loans charged-off	(46)	(353)
Recoveries	164	309
Balance, end of period	$15,891	$15,414

Note 5 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights during the quarter ended March 31, were as follows:

	2006	2005
Balance at beginning of period	$2,271	$377
Additions	285	524
Less: amortization	(98)	(8)
Balance at end of period	2,458	893
Changes in the valuation allowance for servicing assets were as follows:
Balance at beginning of period	—	60
Provisions for impairment	—	—
Less: recoveries	—	—
Balance at end of period	—	60
Net balance	$2,458	$833

Note 6 — Deposits

Major classifications of deposits as of March 31, 2006, and December 31, 2005 were as follows:

	2006	2005
Demand	$249,324	$264,124
Savings	123,816	117,849
NOW accounts	240,164	244,727
Money market accounts	405,841	432,452
Certificates of deposit of less than $100,000	608,238	554,618
Certificates of deposit of $100,000 or more	377,096	321,508
	$2,004,479	$1,935,278

Note 7 — Other Short Term Borrowings and Note Payable

The following table is a summary of other short term borrowings as of March 31, 2006 and December 31, 2005:

	2006	2005
Federal funds sold and other short term borrowing	$74,619	$169,575
FHLB advances	30,000	—
Treasury tax and loan notes	814	2,250
	$105,433	$171,825

The Company enters into sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings. The dollar amounts of securities underlying the agreements remain in the asset accounts. Securities sold under agreements to repurchase consisted of U.S. government agencies at March 31, 2006 and December 31, 2005, and are held in third party pledge accounts.

The Company borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes were collateralized by FHLB stock of $7.3 million at December 31, 2005, and $7.7 million as of March 31, 2006. The maturity date of the outstanding FHLB advances as of March 31, 2006, was April 28, 2006.

At March 31, 2006 and December 31, 2005, respectively, the period to date average balance of short-term borrowings totaled $164.7 million at a weighted average rate of 4.7% and $160.6 million at a weighted average rate of 3.5%.

The Company is a Treasury Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points. Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits. As of March 31, 2006 and December 31, 2005, the TT&L deposits were $814,000 and $2.3 million, respectively.

The Company had a $20 million line of credit available with Marshall & Ilsley under which there was a $3.2 million outstanding balance as of December 31, 2005 and March 31, 2006. A revolving business note dated April 30, 2005 secures the line of credit and is guaranteed by the Company. The note provides that any outstanding principal will bear interest at the Company’s option, at the rate of either 1.00% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%. This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 8 — Junior Subordinated Debentures

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

Note 9 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,000 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock and stock appreciation rights. Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors. The Incentive Plan requires the exercise price of any incentive stock option issued to an employee to be at least equal to the fair market value of Company common stock on the date the option is granted. All stock options were granted for a term of ten years. Vesting of stock options granted in 2004 and prior years was accelerated to immediately vest all options as of December 20, 2005. The accelerated vesting eliminated the future compensation expense that the Company would otherwise recognize with respect to these options, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share — Based Payment”, (“SFAS No. 123”) issued by the Financial

Accounting Standards Board, effective for reporting periods beginning after January 1, 2006. Options granted in 2005 were immediately vested and restricted stock vests three years from the grant date.

Nonqualified stock options may be granted to directors based upon a formula. These and other awards under the Incentive Plan may be granted subject to a vesting requirement and would become fully vested upon a merger or change in control of the Company. There were no stock options granted in the first quarter of 2006.

A summary of activity in the Incentive Plan and options outstanding is included below:

	Quarter-ended March 31, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life	(In thousands)
Beginning outstanding	655,613	$21.71
Granted	—	—
Exercised	(39,002)	15.16
Expired	—	—
Ending outstanding	616,611	$22.13	83 Months	$6,795

All options were exercisable at the end of the period. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $647,000 and $1,476,000, respectively.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in the first quarter of 2005.

Net income as reported	$6,189
Pro forma net income	6,056
Basic earnings per share as reported	0.46
Pro forma basic earnings per share	0.45
Diluted earnings per share as reported	0.46
Pro forma diluted earnings per share	0.45

Restricted stock was granted beginning December 20, 2005 under the Incentive Plan. These shares are subject to forfeiture until certain restrictions have lapsed including employment for a specific period. The fair value of the restricted stock grant was $640,000 on the date of grant. Compensation expense for restricted shares is recognized on a straight-line basis over the vesting period. Included in the determination of net income as reported for the three-month period ending March 31, 2006 is compensation expense for restricted shares of $51,000, with a related tax benefit is $18,000. As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $551,000. The Company expects to recognize this cost over a remaining period of thirty-three months.

The following table is a summary of restricted stock activity.

Weighted
Average
Grant-Date
	Shares	Fair Value
Nonvested shares at December 31, 2004	—	—
Granted	20,406	$31.34
Vested	—	—
Forfeited	—	—
Nonvested shares at December 31, 2005	20,406	$31.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested shares at March 31, 2006	20,406	$31.34

Note 10 — Earnings Per Share

Earnings per share is included below as of March 31, (share data not in thousands):

	2006	2005
Basic earnings per share:
Weighted-average common shares outstanding	13,529,648	13,452,126
Net income available to common stockholders	$6,105	$6,189
Basic earnings per share	$0.45	$0.46

Diluted earnings per share:
Weighted-average common shares outstanding	13,529,648	13,452,126
Dilutive effect of restricted shares	20,406	—
Dilutive effect of stock options	158,594	142,676
Diluted average common shares outstanding	13,708,648	13,594,802
Net income available to common stockholders	$6,105	$6,189
Diluted earnings per share	$0.45	$0.46

Number of antidilutive options excluded from the diluted earnings per share calculation	137,000	137,000
Number of antidilutive restricted shares exclude from the diluted earnings per share calculation	—	—

Note 11 — Other Comprehensive Loss

Other comprehensive loss is included below:

	Three Months Ended
	March 31,
	2006	2005
Change in net holding losses on available
for sale securities arising during the period	$(1,493)	$(5,081)
Related tax benefit	809	2,022
Net unrealized losses	(684)	(3,059)

Less: Reclassification adjustment for the net
gains (losses) realized during the period
Realized gains	227	—
Realized losses	—	(4)
Net realized gains (losses)	227	(4)
Income tax benefit (expense) on net realized gains	(90)	2
Net realized gains (losses) after tax	137	(2)
Total other comprehensive loss	$(821)	$(3,057)

Note 12 — Retirement Plans

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

As of December 31, 2005, the defined benefit and supplemental retirement plans were terminated. Prior to December 31, 2005 all amounts due were paid to participants of the supplemental executive retirement plan (“SERP”). Following receipt of all regulatory approvals, all accrued benefits will be distributed to the participants of the defined benefit plan either in one lump sum payment or by the purchase of an annuity contract. The liabilities are expected to exceed assets at the time of distribution of all benefits by approximately $1,000,000. A contribution of the shortfall amount is required to be made before the defined benefit plan is liquidated, which is anticipated to be in the third quarter of 2006.

	Three Months Ended March 31,
	Pension Benefits		SERP
	2006	2005	2005
Service cost	$—	$425	$19
Interest cost	181	233	23
Expected return on plan assets	(178)	(217)	—
Amortization of transition obligation / (asset)	—	—	—
Amortization of prior service cost	—	(1)	4
Recognized net actuarial (gain) / loss	—	71	15
Net periodic benefit cost	$3	$511	$61

Key Assumptions:
Discount rate	5.25%	5.50%	5.50%
Long-term rate of return on assets	5.00%	7.50%	7.50%
Salary increases	0.00%	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $595,000 and $400,000 in the first quarters of 2006 and 2005, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois. The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois. The Company provides financial services through its three subsidiary banks at its twenty-eight banking locations. Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its three offices. Old Second Financial, Inc. provides insurance products. The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

Net income for the first quarter of 2006 was $6.11 million, or $0.45 diluted earnings per share, compared with $6.19 million, or $0.46 diluted earnings per share in the first quarter of 2005. A $444,000 provision for loan losses and a decline in the net interest margin were the primary factors in the decline. The return on equity decreased from 18.20% in the first three months of 2005, to 15.92% for the same period of 2006.

In comparing the first quarters of 2006 and 2005, there were several nonrecurring items that had an impact on earnings. In the first quarter of 2005, there was a reduction of $250,000 in the estimated accrual for real estate taxes, or one cent per share after income taxes. In the first quarter of 2006, an income tax adjustment of $175,000 and a securities gain of $227,000, added a combined two cents per share after income taxes.

Net Interest Income

Net interest income increased $503,000, or 2.9%, to $18.14 million in the first quarter of 2006, compared with $17.63 million in the first quarter of 2005. The increase resulted from higher average earning assets, partially offset by a lower net interest margin. Average earning assets grew 8.45%, while the net interest margin declined from 3.67% in the first quarter of 2005 to 3.49% in the first quarter of 2006. During the quarter ended March 31, 2006, there was an increased pressure on the Company’s net interest margin because of market-driven pressure to increase the rates paid on deposits and decrease the yield received on loans. Additionally, the change in funding mix from lower-cost deposits to certificates of deposit also negatively impacted the Company’s net interest margin. The average tax-equivalent yield on earning assets increased from 5.57% to 6.34%, or 77 basis points. At the same time, the cost of interest-bearing and noninterest-bearing funds increased from 1.92% to 2.86%, or 94 basis points. A significant increase in certificates of deposit contributed to the increased cost of funds.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2006 and 2005.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Quarters ended March 31, 2006 and 2005

(Dollar amounts in thousands — unaudited)

	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$1,411	$1	0.29%	$890	$—	—%
Federal funds sold	267	3	4.56	—	—	—
Securities:
Taxable	332,004	3,184	3.89	329,272	2,750	3.39
Non-taxable (tax equivalent)	140,375	1,895	5.47	129,053	1,729	5.43
Total securities	472,379	5,079	4.36	458,325	4,479	3.96
Loans and loans held for sale	1,715,854	29,129	6.88	1,560,042	23,234	6.04
Total interest earning assets	2,189,911	34,212	6.34	2,019,257	27,713	5.57
Cash and due from banks	51,619	—	—	54,077	—	—
Allowance for loan losses	(15,617)	—	—	(15,471)	—	—
Other noninterest-bearing assets	119,026	—	—	84,591	—	—
Total assets	$2,344,939			$2,142,454

Liabilities and Stockholders’ Equity
Interest bearing transaction accounts	$654,556	3,541	2.19	$662,322	2,167	1.33
Savings accounts	118,792	137	0.47	124,718	112	0.36
Time deposits	952,228	9,129	3.89	799,521	5,690	2.89
Interest bearing deposits	1,725,576	12,807	3.01	1,586,561	7,969	2.04
Repurchase agreements	51,376	487	3.84	39,639	211	2.16
Other short-term borrowings	113,373	1,402	5.02	85,250	609	2.90
Junior subordinated debentures	31,625	617	7.80	31,625	617	7.80
Note payable	3,200	44	5.58	2,700	23	3.45
Total interest bearing liabilities	1,925,150	15,357	3.24	1,745,775	9,429	2.19
Noninterest bearing deposits	250,135	—	—	244,364	—	—
Accrued interest and other liabilities	14,177	—	—	14,417	—	—
Stockholders’ equity	155,477	—	—	137,898	—	—
Total liabilities and stockholders’ equity	$2,344,939			$2,142,454
Net interest income (tax equivalent)		$18,855			$18,284
Net interest income (tax equivalent)
to total earning assets			3.49%			3.67%
Interest bearing liabilities to earning assets	87.91%			86.46%

Notes: Nonaccrual loans are included in the above stated average balances. Tax equivalent basis is calculated using a marginal tax rate of 35%. Loan fees, included in interest on loans and loans held for sale, were $705,000 and $964,000 in the first quarter of 2005 and 2006, respectively.

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

	Three Months Ended
	March 31,
	2006	2005
Interest income (GAAP)	$33,492	$27,061
Taxable-equivalent adjustment:
Loans	57	47
Investments	663	605
Interest income - FTE	34,212	27,713
Interest expense (GAAP)	15,357	9,429
Net interest income - FTE	$18,855	$18,284
Net interest income - (GAAP)	$18,135	$17,632
Average interest earning assets	$2,189,911	$2,019,257
Net interest margin (GAAP)	3.36%	3.54%
Net interest margin - FTE	3.49%	3.67%

Provision for Loan Losses

After releasing $37,000 from the allowance for loan losses in the first quarter of 2005, the Company provided an additional $444,000 to the allowance for loan losses in 2006. Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio. The provision reflects a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management’s overall view on current credit quality. The increased size of the portfolio, reflecting growth of $34.7 million during the quarter, was a principal factor in evaluating the provision for loan losses. Net charge-offs were $44,000 in the first quarter of 2005 and net recoveries were $118,000 in the first quarter of 2006.

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

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans. The allowance for loan losses as a percentage of total loans was 0.91% as of March 31, 2006, compared to 0.90% as of December 31, 2005 and 0.97% as of March 31, 2005. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

Nonperforming loans were $7.0 million as of March 31, 2006, and $6.5 million as of March 31, 2005. The ratio of the allowance for loan losses to nonperforming loans was 227% as of March 31, 2006, compared with 237% as of March 31, 2005. Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing. Nonaccrual loans remained steady, at $3.8 million as of December 31, 2005 and March 31, 2006.

Past due and nonaccrual loans for the periods ended March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
Nonaccrual loans	$3,802	$3,845
Interest income recorded on nonaccrual loans	8	334
Interest income which would have been accrued on nonaccrual loans	53	636
Loans 90 days or more past due and still accruing interest	3,194	2,752

Noninterest Income

Noninterest income was $7.1 million during the first quarter of 2006 and $6.5 million during the first quarter of 2005, an increase of $603,000, or 9.3%. Mortgage banking income, including gains on sales of mortgage loans, secondary market fees, and servicing income, was $1.2 million, down $356,000 from the first quarter of 2005. This decline was primarily associated with an increase in interest rates, which reduced volume of mortgage loans originated for sale. All other noninterest income categories increased. Securities gains were $227,000 in the first quarter of 2006, compared with a loss of $4,000 in 2005. Service charges on deposits increased $156,000, or 8.7%, to $1,956,000, which is in line with deposit growth. Service charges on deposits generally reach a seasonal low in the first quarter of the year. Bank owned life insurance (“BOLI”) increased from $219,000 to $472,000 as a result of a $20 million BOLI purchase in the fourth quarter of 2005. Other income increased from $1,230,000 to $1,464,000, or 19.0%, including an increase of $134,000 in ATM and debit card fees.

Noninterest Expense

Noninterest expense was $16.1 million during the first quarter of 2006, an increase of $1.1 million, or 7.7%, from $15.0 million in the first quarter of 2005. Salaries and benefits, the largest component of noninterest expense, was $9.5 million during the first quarter of 2006, an increase of $411,000, or 4.5%, from $9.1 million in the first quarter of 2005. The increase in salaries and benefits was primarily related to increased staffing due to branch expansion, and annual merit increases. As of quarter-end, there were 556 full-time equivalent employees in 2006, as compared with 546 one year earlier.

Net occupancy and furniture and equipment expenses increased $497,000 from the first quarter of 2005 to the first quarter of 2006, or 26.5%. This was due, in part, to a reduction of $250,000 in the estimated accrual for real estate taxes in the first quarter of 2005. As the Company has expanded into and developed new markets, related facility expenses have increased. Three new branches have opened since the beginning of 2005, including the most recent addition in Batavia, Illinois.

Other expense increased $157,000, or 4.4%, from $3.5 million in the first quarter of 2005 to $3.7 million in the first quarter of 2006. Increases in loan expenses and marketing costs were partially offset by a reduction in consulting expenses.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $2.5 million and $3.0 million for the first quarters of 2006 and 2005 respectively. The first quarter average effective income tax rate for 2006 and 2005 was 29.2% and 32.3%, respectively. A change in tax advisors during the first quarter of 2006 resulted in the identification of an opportunity to reduce the income tax provision by $175,000.

Financial Condition

Assets

Total assets were $2.36 billion as of March 31, 2006, compared with $2.37 billion as of December 31, 2005. Loans grew $34.7 million during the first quarter of 2006, while cash and due from banks declined $18.9 million and securities available for sale declined $15.7 million.

Loans

Total loans were $1.74 billion as of March 31, 2006, an increase of $34.7 million from $1.70 billion as of December 31, 2005. The largest increase was in commercial real estate, which increased $44.6 million, or 7.6% in the quarter. Construction loans declined $19.1 million, as the result of payoffs received during the quarter. Residential loans increased by $16.1 million. The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 88.8% of the portfolio as of March 31, 2006 and 88.1% of the portfolio as of December 31, 2005.

Securities and Bank Owned Life Insurance

Securities totaled $463.2 million as of March 31, 2006, a decline of $15.6 million from $478.8 million as of December 31,2005. This decline was due, in part, to the sale of securities in order to purchase bank-owned life insurance (“BOLI”). During December 2005, the Company purchased an additional $20 million in BOLI. The net unrealized gains, net of deferred taxes, in the portfolio increased from a net unrealized loss of $4.6 million as of December 31, 2005 to a net unrealized loss of $5.4 million as of March 31, 2006.

Deposits and Borrowings

Total deposits increased $69.2 million during the first quarter of 2006, to $2.00 billion as of March 31, 2006. Demand deposits decreased $14.8 million, to $249.3 million. Savings deposits increased $6.0 million, from $117.8 million to $123.8 million. Time deposits increased $109.2 million, or 12.5%, from $876.1 million to $985.3 million. Money market accounts declined from $432.5 million to $405.8 million in the first quarter.

Generally, depositors shifted somewhat from transaction accounts to certificates of deposits in the first quarter. While this had the effect of moving funds out of interest sensitive deposits into more stable pricing, this deposit shift resulted in a higher cost of funds and a negative impact on the net interest margin. The net interest margin declined from 3.67% in the first quarter of 2005 to 3.49% in the first quarter of 2006. In comparing the first quarter of 2006 to the first quarter of 2005, the average cost of funds increased 95 basis points.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $57.6 million as of December 31, 2005, to $45.2 million as of March 31, 2006. Other short-term borrowings decreased from $171.8 million to $105.4 million due a decline in Federal Funds purchased of $95.0 million. Advances from the Federal Home Loan Bank of Chicago were $30.0 million as of March 31, 2006, while there were no advances as of December 31, 2005. The Company is currently maintaining liquid assets and delivering consistent growth in core deposits to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of March 31, 2006. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of March 31, 2006 and December 31, 2005.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006:
Total capital to risk weighted assets Consolidated	$206,839	11.02%	$150,155	8.00%	$187,694	10.00%
Old Second National Bank	138,977	10.75	103,425	8.00	129,281	10.00
Tier 1 capital to risk weighted assets —
Consolidated	191,048	10.18	75,068	4.00	112,602	6.00
Old Second National Bank	128,453	9.93	51,743	4.00	77,615	6.00
Tier 1 capital to average assets —
Consolidated	191,048	8.16	93,651	4.00	117,064	5.00
Old Second National Bank	128,453	7.94	64,712	4.00	80,890	5.00

December 31, 2005:
Total capital to risk weighted assets —
Consolidated	$200,981	10.91%	$147,374	8.00%	$184,217	10.00%
Old Second National Bank	135,423	10.75	100,780	8.00	125,975	10.00
Tier 1 capital to risk weighted assets —
Consolidated	185,737	10.08	73,705	4.00	110,558	6.00
Old Second National Bank	125,301	9.94	50,423	4.00	75,634	6.00
Tier 1 capital to average assets —
Consolidated	185,737	8.02	92,637	4.00	115,796	5.00
Old Second National Bank	125,301	7.85	63,848	4.00	80,116	5.00

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

Net cash inflows from operating activities were $14.5 million in the first three months of 2006, compared with net cash inflows of $13.9 million in the first three months of 2005. Interest received, net of interest paid, was the principal source use of operating cash inflows in both periods reported. Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $22.9 million in the three months ended March 31, 2006, compared to $115.7 million a year earlier. In the first three months of 2006, securities transactions accounted for a net inflow of $13.5 million, and net principal disbursed on loans accounted for net outflows of $34.5 million. In the first three months of 2005, securities transactions accounted for a net outflow of $32.5 million, and net principal disbursed on loans accounted for net outflows of $81.0 million. Cash outflows for property and equipment were $1.8 million in 2006 compared to $2.3 million in the first quarter of 2005.

Cash outflows from financing activities, in the first three months of 2006, were $10.5 million which included an increase in deposits of $69.2 million against a decline in repurchase agreements of $12.4 million and a decline in other short-term borrowing of $66.4 million. This compares with a net cash inflow of $90.5 million, which included an increase in deposits of $37.7 million and an increase in other short-term borrowings of $60.8 million, offset by a $7.4 million decrease in repurchase agreements.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
March 31, 2006	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$115	$—	$—	$—	$—	$—	$115
Average interest rate	4.69%	0.00%	0.00%	0.00%	0.00%	0.00%	4.69%

Securities	$93,429	$65,659	$53,983	$21,112	$24,872	$204,096	$463,151
Average interest rate	4.26%	3.92%	4.36%	3.91%	4.03%	4.54%	4.32%

Fixed rate loans	$131,345	$88,570	$152,334	$155,569	$213,424	$106,097	$847,339
Average interest rate	6.52%	6.45%	5.98%	5.95%	6.35%	6.22%	6.23%

Adjustable rate loans	$318,340	$95,466	$24,226	$25,769	$8,136	$430,587	$902,524
Average interest rate	8.30%	7.75%	7.61%	7.38%	7.88%	6.22%	7.20%
Total	$543,229	$249,695	$230,543	$202,450	$246,432	$740,780	$2,213,129

Interest-bearing Liabilities
Interest-bearing deposits	$1,173,489	$124,110	$132,060	$30,678	$21,898	$272,920	$1,755,155
Average interest rate	3.32%	3.67%	4.46%	4.47%	4.43%	0.90%	3.09%
Repurchase agreements and short-term borrowing	$150,613	$—	$—	$—	$—	$—	$150,613
Average interest rate	4.21%	0.00%	0.00%	0.00%	0.00%	0.00%	4.21%

Note payable	$3,200	$—	$—	$—	$—	$—	$3,200
Average interest rate	5.75%	0.00%	0.00%	0.00%	0.00%	0.00%	5.75%

Junior subordinated debentures	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,327,302	$124,110	$132,060	$30,678	$21,898	$304,545	$1,940,593

Period gap	$(784,073)	$125,585	$98,483	$171,772	$224,534	$436,235	$272,536
Cumulative gap	(784,073)	(658,488)	(560,005)	(388,233)	(163,699)	272,536

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2005. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 18, 2006. At the meeting, stockholders voted to elect five nominees to the board of directors having staggered terms of service and to transact such other business as may properly be brought before the meeting or any postponements or adjournments of the meeting.

At the meeting, the stockholders elected J. Douglas Cheatham, James Eccher, D. Chet McKee, Gerald Palmer and James Carl Schmitz to serve as directors with their terms expiring in 2009. Marvin Fagel, Barry Finn, William Kane, Kenneth Lindgren and Jesse Maberry will continue as directors with their terms expiring in 2008. Edward Bonifas, William Meyer, William B. Skoglund and Christine Sobek will continue as directors with their terms expiring in 2007. The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

NOMINEE	FOR	WITHHOLD
J. Douglas Cheatham	11,699,643	182,669
James Eccher	11,805,073	77,239
D. Chet McKee	11,781,758	100,554
Gerald Palmer	11,831,566	50,746
James Carl Schmitz	11,779,658	105,654

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

DATE: May 8, 2006