Form 10-Q
period 2006-06-30
OLD SECOND BANCORP INC
filed 2006-08-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 25, 2006, the Registrant had outstanding 13,413,598 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$86,677	$65,010
Interest bearing deposits with banks	108	105
Cash and cash equivalents	86,785	65,115

Securities available for sale	463,363	470,431
Federal Home Loan Bank and Federal Reserve Bank Stock	8,783	8,418
Loans held for sale	11,433	11,397
Loans	1,746,536	1,704,382
Allowance for loan losses	16,093	15,329
Net loans	1,730,443	1,689,053
Premises and equipment, net	43,534	42,485
Other real estate owned	333	251
Mortgage servicing rights	2,721	2,271
Goodwill	2,130	2,130
Core deposit intangible assets, net	178	355
Bank owned life insurance	42,588	41,627
Accrued interest and other assets	30,848	34,297
Total assets	$2,423,139	$2,367,830

Liabilities
Deposits:
Demand	$255,937	$264,124
Savings, NOW, and money market	802,196	795,028
Time	949,888	876,126
Total deposits	2,008,021	1,935,278
Securities sold under repurchase agreements	43,615	57,625
Other short-term borrowings	162,386	171,825
Junior subordinated debentures	31,625	31,625
Note payable	5,075	3,200
Accrued interest and other liabilities	17,089	16,015
Total liabilities	2,267,811	2,215,568

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,629,803 in 2006 and 16,592,301 in 2005; outstanding 13,412,575 in 2006 and 13,520,073 in 2005	16,630	16,592
Additional paid-in capital	14,658	13,746
Retained earnings	185,660	176,824
Accumulated other comprehensive loss	(6,848)	(4,562)
Treasury stock, at cost, 3,217,228 in 2006 and 3,072,228 in 2005	(54,772)	(50,338)
Total stockholders’ equity	155,328	152,262
Total liabilities and stockholders’ equity	$2,423,139	$2,367,830

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data.  Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$30,700	$24,946	$59,677	$47,960
Loans held for sale	131	189	226	362
Securities:
Taxable	3,167	2,842	6,351	5,592
Tax-exempt	1,259	1,207	2,491	2,331
Federal funds sold	—	3	3	3
Interest bearing deposits with banks	1	1	2	1
Total interest and dividend income	35,258	29,188	68,750	56,249
Interest Expense
Savings, NOW, and money market deposits	4,152	2,672	7,830	4,951
Time deposits	9,828	5,942	18,957	11,632
Repurchase agreements	507	296	994	507
Other short-term borrowings	2,011	1,176	3,413	1,785
Junior subordinated debentures	616	597	1,233	1,214
Note payable	54	27	98	50
Total interest expense	17,168	10,710	32,525	20,139
Net interest income	18,090	18,478	36,225	36,110
Provision for loan losses	400	400	844	363
Net interest income after provision for loan losses	17,690	18,078	35,381	35,747
Noninterest Income
Trust income	2,053	1,629	3,787	3,278
Service charges on deposits	2,047	2,109	4,003	3,909
Gain on sale of loans	935	1,450	1,906	2,828
Secondary mortgage fees	159	287	312	471
Mortgage servicing income	117	34	215	50
Securities gains (losses), net	191	(1)	418	(5)
Increase in cash surrender value of bank owned life insurance	489	215	961	434
Other income	1,374	1,382	2,838	2,612
Total noninterest income	7,365	7,105	14,440	13,577
Noninterest Expense
Salaries and employee benefits	8,926	8,980	18,457	18,100
Occupancy expense, net	1,098	983	2,190	1,594
Furniture and equipment expense	1,258	1,183	2,540	2,449
Amortization of core deposit intangible assets	88	89	177	178
Advertising expense	512	459	976	838
Other expense	3,765	3,716	7,455	7,250
Total noninterest expense	15,647	15,410	31,795	30,409
Income before income taxes	9,408	9,773	18,026	18,915
Provision for income taxes	3,042	3,203	5,555	6,156
Net income	$6,366	$6,570	$12,471	$12,759

Share and per share information:
Ending number of shares	13,412,575	13,497,889	13,412,575	13,497,889
Average number of shares	13,524,276	13,496,502	13,526,947	13,474,437
Diluted average number of shares	13,700,186	13,660,414	13,704,869	13,646,301
Basic earnings per share	$0.47	$0.49	$0.92	$0.95
Diluted earnings per share	$0.46	$0.48	$0.91	$0.94

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(In thousands, unaudited)

	2006	2005
Cash flows from operating activities
Net income	$12,471	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,855	1,744
Amortization of mortgage servicing rights	211	57
Provision for loan losses	844	363
Origination of loans held for sale	(139,736)	(192,346)
Proceeds from sale of loans held for sale	140,945	198,302
Gain on sale of loans held for sale	(1,906)	(2,828)
Increase in cash surrender value of bank owned life insurance	(961)	(434)
Change in current income taxes receivable	2,015	(651)
Change in accrued interest receivable and other assets	2,951	(3,997)
Change in accrued interest payable and other liabilities	954	8,272
Net premium amortization on securities	1,441	1,970
Securities losses (gains), net	(418)	5
Amortization of core deposit intangible assets	177	178
Tax benefit from stock options exercised	—	408
Net cash provided by operating activities	20,843	23,802
Cash flows from investing activities
Proceeds from matured or called securities available for sale	39,340	62,525
Proceeds from sales of securities available for sale	339	349
Purchases of securities available for sale	(37,437)	(66,188)
Purchase of FHLB stock	(365)	(1,261)
Net change in loans	(42,234)	(123,160)
Net change in other real estate	(82)	(76)
Net purchases of premises and equipment	(2,904)	(3,622)
Net cash used in investing activities	(43,343)	(131,433)
Cash flows from financing activities
Net change in deposits	72,743	110,671
Net change in repurchase agreements	(14,010)	6,889
Net change in other short-term borrowings	(9,439)	(2,633)
Proceeds from note payable	1,875	—
Proceeds from exercise of stock options	693	917
Tax benefit from stock options exercised	257	—
Dividends paid	(3,515)	(3,230)
Purchase of treasury stock	(4,434)	—
Net cash provided by financing activities	44,170	112,614
Net change in cash and cash equivalents	21,670	4,983
Cash and cash equivalents at beginning of period	65,115	58,662
Cash and cash equivalents at end of period	$86,785	$63,645
Supplemental cash flow information
Income taxes paid	$3,571	$6,807
Interest paid	31,290	19,677

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented.  Results for the periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) 2005 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

In February 2006, the FASB issued Statement 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement event after the beginning of fiscal years beginning after September 15, 2006. Earlier adoption was permitted as of the beginning of 2006, provided an entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company did not elect early adoption, and is evaluating the potential impact in future periods.

In March 2006, the FASB issued Statement (“SFAS 156”), “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement will be effective as of the beginning of fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company did not elect early adoption, and is evaluating the potential impact in future periods.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48,

Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 will be effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty. The Company is evaluating the potential impact in future periods.

Note 2 – Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2006:
U.S. Treasuries	$10,013	$—	$(632)	$9,381
U.S. Government agencies	316,817	5	(7,117)	309,705
States and political subdivisions	147,768	610	(4,231)	144,147
Equity securities	130	—	—	130
	$474,728	$615	$(11,980)	$463,363
December 31, 2005:
U.S. Treasuries	$11,010	$—	$(273)	$10,737
U.S. Government agencies	318,560	51	(4,940)	313,671
States and political subdivisions	148,371	932	(3,332)	145,971
Equity securities	52	—	—	52
	$477,993	$983	$(8,545)	$470,431

Recognition of other than temporary impairment was not necessary in the first six months of 2006. The increase in unrealized losses resulted from an increase in interest rates.

Note 3 – Loans

Major classifications of loans were as follows:

	June 30,	December 31,
	2006	2005
Commercial and industrial	$168,970	$168,314
Real estate - commercial	621,736	590,328
Real estate - construction	356,045	361,859
Real estate - residential	573,504	550,823
Installment	28,401	35,236
	1,748,656	1,706,560
Unearned origination fees, net	(2,120)	(2,178)
	$1,746,536	$1,704,382

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses as of June 30, are summarized as follows:

	2006	2005
Balance, January 1	$15,329	$15,495
Provision for loan losses	844	363
Loans charged-off	(344)	(737)
Recoveries	264	404
Balance, end of period	$16,093	$15,525

Note 5 – Deposits

Major classifications of deposits as of June 30, 2006, and December 31, 2005 were as follows:

	2006	2005
Demand	$255,937	$264,124
Savings	116,619	117,849
NOW accounts	286,306	244,727
Money market accounts	399,271	432,452
Certificates of deposit of less than $100,000	580,998	554,618
Certificates of deposit of $100,000 or more	368,890	321,508
	$2,008,021	$1,935,278

Note 6 – Short-Term Borrowings and Note Payable

The following table is a summary of borrowings as of June 30, 2006 and December 31, 2005:

	2006	2005
Federal funds purchased and other short-term borrowings	$100,588	$169,575
FHLB advances	60,000	—
Treasury tax and loan notes	1,798	2,250
	$162,386	$171,825

The Company enters into sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings. The dollar amounts of securities underlying the agreements remain in the asset accounts. Securities sold under agreements to repurchase consisted of U.S. government agencies at June 30, 2006 and December 31, 2005, and are held in third party pledge accounts.

The Company’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes were collateralized by FHLB stock of $7.3 million at December 31, 2005, and $7.8 million as of June 30, 2006. As of June 30, 2006, a $30 million FHLB advance was scheduled to mature on July 3, 2006, and another $30 million FHLB advance was scheduled to mature on July 26, 2006. New short-term FHLB advances replaced these advances upon maturity.

At June 30, 2006 and December 31, 2005, respectively, the period to date average balance of Federal funds purchased and other short-term borrowings totaled $180.4 million at a weighted average rate of 4.9% and $160.6 million at a weighted average rate of 3.5%.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank (“FRB”), and as such, it accepts TT&L deposits. The Company is allowed to hold these deposits for the FRB until they are called. The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits

The Company had a $20 million line of credit available with Marshall & Ilsley under which there was a $3.2 million outstanding balance as of December 31, 2005 and $5.1 million as of June 30, 2006.  A revolving business note dated April 30, 2005 secures the line of credit and is guaranteed by the Company. The note provides that any outstanding principal will bear interest at the Company’s option, at the rate of either 1.00% over the previous month average (Federal Reserve targeted rate) federal funds rate or 0.90% over the adjusted interbank rate with a minimum interest rate of 2.20%.  This borrowing is for general corporate purposes, including funding loans held for sale at the Old Second Mortgage Company subsidiary.

Note 7 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,000 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock and stock appreciation rights. Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors. The Incentive Plan requires the exercise price of any incentive stock option issued to an employee to be at least equal to the fair market value of Company common stock on the date the option is granted. All stock options were granted for a term of ten years. Vesting of stock options granted in 2004 and prior years was accelerated to immediately vest all options as of December 20, 2005.  The accelerated vesting eliminated the future compensation expense that the Company would otherwise recognize with respect to these options, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share - Based Payment”, (“SFAS No. 123”) issued by the Financial Accounting Standards Board, effective for reporting periods beginning after January 1, 2006. Options granted in 2005 were immediately vested and restricted stock vests three years from the grant date.

Nonqualified stock options may be granted to directors based upon a formula. These and other awards under the Incentive Plan may be granted subject to a vesting requirement and would become fully vested upon a merger or change in control of the Company. There were no stock options granted in the first six months of 2006.

A summary of activity in the Incentive Plan and options outstanding is included below:

	Six Months June 30, 2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(In thousands)
Beginning outstanding	655,613	$21.71
Granted	—	—
Exercised	(39,002)	15.16
Expired	—	—
Ending outstanding	616,611	$22.13	81 Months	$5,909

All options were exercisable at the end of the period. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $647,000 and $1,476,000, respectively. There were no exercises in the second quarter of either 2005 or 2006.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income as reported	$6,570	$12,759
Pro forma net income	6,437	12,492
Basic earnings per share as reported	0.49	0.95
Pro forma basic earnings per share	0.48	0.93
Diluted earnings per share as reported	0.48	0.94
Pro forma diluted earnings per share	0.47	0.92

Restricted stock was granted beginning December 20, 2005 under the Incentive Plan. These shares are subject to forfeiture until certain restrictions have lapsed including employment for a specific period. The fair value of the restricted stock grant was $640,000 on the date of grant. Compensation expense for restricted shares is recognized on a straight-line basis over the vesting period. Included in the determination of net income as reported for the six-month period ended June 30, 2006 is compensation expense for restricted shares of $101,000, with a related tax benefit of $40,000. As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $501,000. The Company expects to recognize this cost over a remaining period of thirty months.

The following table is a summary of restricted stock activity.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested shares at December 31, 2004	—	—
Granted	20,406	$31.34
Vested	—	—
Forfeited	—	—
Nonvested shares at December 31, 2005	20,406	$31.34
Granted	—	—
Vested	—	—
Forfeited	(1,500)	$31.34
Nonvested shares at June 30, 2006	18,906	$31.34

Note 8 – Earnings Per Share

Earnings per share is included below as of June 30, (share data not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted-average common shares outstanding	13,524,276	13,496,502	13,526,947	13,474,437
Net income available to common stockholders	$6,366	$6,570	$12,471	$12,759
Basic earnings per share	$0.47	$0.49	$0.92	$0.95
Diluted earnings per share:
Weighted-average common shares outstanding	13,524,276	13,496,502	13,526,947	13,474,437
Dilutive effect of restricted shares	18,906	—	18,906	—
Dilutive effect of stock options	157,004	163,912	159,016	171,864
Diluted average common shares outstanding	13,700,186	13,660,414	13,704,869	13,646,301
Net income available to common stockholders	$6,366	$6,570	$12,471	$12,759
Diluted earnings per share	$0.46	$0.48	$0.91	$0.94

Number of antidilutive options excluded from the diluted earnings per share calculation	211,000	137,000	211,000	137,000
Number of antidilutive restricted shares excluded from the diluted earnings per share calculation	—	—	—	—

Note 9 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) is included below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Change in net holding gains (losses) on available for sale securities arising during the period	$(1,892)	$3,134	$(3,385)	$(1,947)
Related tax benefit	542	(1,249)	1,351	773
Net unrealized gains / (losses)	(1,350)	1,885	(2,034)	(1,174)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Realized gains	191	5	418	5
Realized losses	—	(6)	—	(10)
Net realized gains (losses)	191	(1)	418	(5)
Income tax benefit (expense) on net realized gains (losses)	(76)	—	(166)	2
Net realized gains (losses) after tax	115	(1)	252	(3)
Total other comprehensive income (loss)	$(1,465)	$1,886	$(2,286)	$(1,171)

Note 10 – Retirement Plans

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

As of December 31, 2005, the defined benefit and supplemental retirement plans were terminated. Prior to December 31, 2005 all amounts due were paid to participants of the supplemental executive retirement plan (“SERP”). Following receipt of all regulatory approvals, all accrued benefits will be distributed to the participants of the defined benefit plan either in one lump sum payment or by the purchase of an annuity contract.  The liabilities are expected to exceed assets at the time of distribution of all benefits by approximately $1.1 million. A contribution of the shortfall amount is required to be made before the defined benefit plan is liquidated, which is anticipated to be in the third quarter of 2006.

	Six Months Ended June,
	Pension Benefits		SERP
	2006	2005	2005
Service cost	$—	$851	$38
Interest cost	181	466	48
Expected return on plan assets	(178)	(435)	—
Amortization of transition obligation	—	—	—
Amortization of prior service (benefit) cost	—	(2)	9
Recognized net actuarial loss	—	142	24
Net periodic benefit cost	$3	$1,022	$119

Key Assumptions:
Discount rate	5.25%	5.50%	5.50%
Long-term rate of return on assets	5.00%	7.50%	7.50%
Salary increases	0.00%	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $1,130,000 and $721,000 in the first six months of 2006 and 2005, respectively.

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

Results of Operations

Net income for the second quarter of 2006 was $6.4 million, or $ 0.46 diluted earnings per share, compared with $6.6 million, or $0.48 diluted earnings per share, in the second quarter of 2005.  Earnings for the first half of 2006 were 91 cents per diluted share, on $12.5 million in net income, compared with 94 cents per diluted share in the first half of 2005, on earnings of $12.8 million. The return on equity decreased from 18.34% in the first half of 2005, to 16.05% in the first half of 2006.

In comparing the first half of 2006 and the first half of 2005, there were several items that had an impact on earnings. In the first half of 2005, there was a reduction of $250,000 in the estimated accrual for real estate taxes. In the first half of 2006, an income tax adjustment of $175,000 and securities gains of $418,000 were recorded. At the same time, the provision for loan losses was $844,000 in the first half of 2006, compared with $363,000 in the first half of 2005.

Net Interest Income

Net interest income increased slightly in the first half of 2006, to $36.2 million in 2006, from $36.1 million in 2005. Second quarter net interest income declined from $18.5 million in 2005, to $18.1 million in 2006. For both the quarter and year to date periods, growth in earning assets was offset by a lower net interest margin. Average earning assets grew $152.0 million, or 7.4% from the first half of 2005 to the first half of 2006. At the same time, the tax-equivalent net interest margin declined from 3.68% in the first half of 2005 to 3.44% in the first half of 2006.

The average tax-equivalent yield on earning assets increased from 5.65% to 6.42%, or 77 basis points, from the first half of 2005 to the first half of 2006. At the same time, the cost of interest-bearing and noninterest-bearing funds increased from 2.29% to 3.39%, or 110 basis points. Changes in funding composition also had a significant impact on the net interest margin. Among lower-cost sources of funds, the average balance of interest-bearing transaction accounts and savings accounts declined from the first half of 2005 to the first half of 2006, and noninterest-bearing deposits increased slightly. At the same time, average balances of higher-cost sources of funds, including time deposits, repurchase agreements, and other short-term borrowings increased $184.0 million, or 19.4%, in the aggregate.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the six months ended June 30, 2006 and 2005.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months Ended June 30, 2006 and 2005

(Dollar amounts in thousands- unaudited)

	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$750	$2	0.54%	$567	$1	0.36%
Federal funds sold	133	3	4.51	215	3	2.79
Securities:
Taxable	326,540	6,351	3.89	329,107	5,592	3.40
Non-taxable (tax equivalent)(1)	140,605	3,832	5.45	134,643	3,586	5.33
Total securities	467,145	10,183	4.36	463,750	9,178	3.96
Loans and loans held for sale(2)(3)	1,738,183	60,016	6.96	1,589,716	48,420	6.14
Total interest earning assets	2,206,211	70,204	6.42	2,054,248	57,602	5.65
Cash and due from banks	50,906	—	—	53,933	—	—
Allowance for loan losses	(15,824)	—	—	(15,517)	—	—
Other noninterest-bearing assets	120,439	—	—	86,532	—	—
Total assets	$2,361,732			$2,179,196

Liabilities and Stockholders’ Equity
Interest bearing transaction accounts	$650,302	7,548	2.34	$668,395	4,698	1.42
Savings accounts	120,466	282	0.47	126,309	253	0.40
Time deposits	950,646	18,957	4.02	792,427	11,632	2.96
Interest bearing deposits	1,721,414	26,787	3.14	1,587,131	16,583	2.11
Repurchase agreements	49,291	994	4.07	42,571	507	2.40
Other short-term borrowings	131,148	3,413	5.25	112,104	1,785	3.21
Junior subordinated debentures	31,625	1,233	7.80	31,625	1,214	7.68
Note payable	3,442	98	5.74	2,700	50	3.73
Total interest bearing liabilities	1,936,920	32,525	3.39	1,776,131	20,139	2.29
Noninterest bearing deposits	253,372	—	—	248,092	—	—
Accrued interest and other liabilities	14,707	—	—	14,648	—	—
Stockholders’ equity	156,733	—	—	140,325	—	—
Total liabilities and stockholders’ equity	$2,361,732			$2,179,196
Net interest income (tax equivalent)		$37,679			$37,463
Net interest income (tax equivalent) to total earning assets			3.44%			3.68%
Interest bearing liabilities to earnings assets	87.79%			86.46%

Notes:

(1)    Tax equivalent basis is calculated using a marginal tax rate of 35%.

(2)    Nonaccrual loans are included in the above stated average balances.

(3)           Loan fees, included in interest on loans and loans held for sale, were $1.9 million and $1.5 million in the first six months of 2006 and 2005, respectively.

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

	Three Months Ended June 30,		Year to Date June 30,
	2006	2005	2006	2005
Net Interest Margin
Interest income (GAAP)	$35,258	$29,188	$68,750	$56,249
Taxable-equivalent adjustment:
Loans	56	52	113	98
Investments	678	648	1,341	1,255
Interest income - FTE	35,992	29,888	70,204	57,602
Interest expense (GAAP)	17,168	10,710	32,525	20,139
Net interest income - FTE	$18,824	$19,178	$37,679	$37,463
Net interest income - (GAAP)	$18,090	$18,478	$36,225	$36,110

Average interest earning assets	$2,222,331	$2,088,855	$2,206,211	$2,054,248
Net interest margin (GAAP)	3.26%	3.55%	3.31%	3.54%
Net interest margin - FTE	3.40%	3.68%	3.44%	3.68%

Provision for Loan Losses

The Company provided an additional $400,000 to the allowance for loan losses in the second quarter of 2006, unchanged from the second quarter of 2005. The Company provided $844,000 in the first half of 2006, compared with $363,000 in the first half of 2005, an increase of $481,000. The quality of the loan portfolio remained strong and charge-offs were low, and, after analyzing the allowance for loan losses, management has determined that the level reported as of June 30, 2006, was appropriate. In making this determination, both quantitative and qualitative factors are considered. Management’s growing concern with the commercial real estate market generally, and the large concentration of commercial real estate loans held by the Company contributed to the increase in the provision for the first half of 2006 compared to 2005, in spite of the decline in nonperforming loans. Management has observed slower real estate building and development activity in the Company’s market areas. Although the Company’s borrowers continue to meet their obligations, management believes that the general risk in this sector has increased. The ratio of the allowance for loan losses to nonperforming loans was 410% as of June 30, 2006, compared with 245% as of June 30, 2005. Nonperforming loans were $3.9 million as of June 30, 2006, and $6.6 million as of June 30, 2005. Net charge-offs were $198,000 in the second quarter of 2006 and $289,000 in the second quarter of 2005. For the year to date, net charge-offs were $80,000 in the first half of 2006 and $333,000 in the first half of 2005.

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of condition.

The allowance for loan losses as a percentage of total loans was 0.92% as of June 30, 2006, compared to 0.90% as of December 31, 2005 and 0.95% as of June 30, 2005. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

Past due and nonaccrual loans for the periods ended June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Nonaccrual loans	$2,857	$3,845
Interest income recorded on nonaccrual loans	68	334
Interest income which would have been accrued on nonaccrual loans	147	636
Loans 90 days or more past due and still accruing interest	1,065	2,752

Noninterest Income

Noninterest income was $7.4 million during the second quarter of 2006 and $7.1 million during the second quarter of 2005, an increase of $260,000, or 3.7%. This increase occurred despite mortgage banking income, including gains on sales of mortgage loans, secondary market fees, and servicing income, declining $560,000, or 31.6%, from the second quarter of 2005 to the second quarter of 2006. For the year to date, mortgage banking income was down $916,000, or 27.4%, from the first half of 2005 to the first half of 2006. The higher cost of borrowing associated with an increase in interest rates has resulted in a decline in demand for mortgages and a decline in mortgage banking income.

Trust income was up $424,000, or 26.0%, from the second quarter of 2005 to the second quarter of 2006, to $2.1 million. Trust income was $3.8 million in the first six months of 2006, an increase of  $509,000, or 15.5%, from the first half of 2005. Increases in trust income for both the quarter and the year to date period were primarily associated with estate fees. Securities gains were $191,000 in the second quarter of 2006 and $418,000 in the first half of 2006, compared with a $1,000 loss in the second quarter of 2005 and a loss of $5,000 in the first half of 2005. Bank owned life insurance (“BOLI”) income increased from $215,000 to $489,000 in the second quarter, and from $434,000 to $961,000 for the first half, when comparing 2006 and 2005, as a result of BOLI purchases.

Noninterest Expense

Noninterest expense was $15.6 million during the second quarter of 2006, an increase of $237,000, or 1.5%, from $15.4 million in the second quarter of 2005. Noninterest expense was $31.8 million during the first half of 2006, an increase of $1.4 million, or 4.6%, from $30.4 million in the first half of 2005. Salaries and benefits expense was $8.9 million during the second quarter of 2006, a decrease of $54,000 from $9.0 million in the second quarter of 2005. In the first half of the year, salaries and benefits were $18.5 million in 2006 and $18.1 million in 2005, an increase of $357,000, or 2.0%.

Pension expense, included in salaries and benefits, was $981,000 in the first half of 2005 and $357,000 in the first half of 2006. The Company is in the process of distributing the assets of its defined benefit pension plan after terminating the plan in December of 2005. The liabilities are expected to exceed assets at the time of distribution of all benefits by approximately $1.1 million. A contribution of the shortfall amount is required to be made before the defined benefit plan is liquidated. Distribution to participants began in July, and management expects the distribution to be substantially completed during the third quarter of 2006.

Net occupancy and furniture and equipment expenses increased $190,000 from the second quarter of 2005 to the second quarter of 2006, or 8.8%. Net occupancy and furniture and equipment expenses increased $687,000 from the first half of 2005 to the first half of 2006, or 17.0%. The increase in the year to date period is due, in part, to a reduction in the estimated accrual for occupancy related expenses in the first half of 2005. As the Company has expanded into and developed new markets, related facility expenses have increased. Three new branches have opened since the beginning of 2005. Other expense increased $49,000, or 1.3%, from the second quarter of 2005, to $3.8 million in the second quarter of 2006. Other expenses increased $205,000, or 2.8% from the first half of 2005 to $7.5 million in the first half of 2006.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $3.0 million and $3.2 million in the second quarters of 2006 and 2005 respectively. Income taxes totaled  $5.6 million and $6.2 million in the first six months of 2006 and 2005, respectively. The average effective income tax rate for the first half of 2006 and 2005 was 30.8% and 32.5%, respectively. A change in tax advisors during the first quarter of 2006 resulted in a management decision to reduce the income tax provision by $175,000.

Financial Condition

Assets

Total assets were $2.42 billion as of June 30, 2006, compared with $2.37 billion as of December 31, 2005. Loans grew $42.2 million during the first half of 2006, while cash and cash equivalents increased $21.7 million and securities available for sale declined $7.1 million.

Loans

The loan category that increased the most in the first half of 2006 was commercial real estate, which increased $31.4 million. Construction loans declined $5.8 million and residential loans increased by $22.7 million. The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. These categories comprised 88.7% of the portfolio as of June 30, 2006 and 88.1% of the portfolio as of December 31, 2005.

Securities and Bank Owned Life insurance

Securities available for sale totaled $463.4 million as of June 30, 2006, a decline of $7.0 million from $470.4 million as of December 31, 2005.  The Company also invests in bank-owned life insurance (“BOLI”). During December 2005, the Company purchased an additional $20 million in BOLI, bringing the total to $41.6 million as of December 31, 2005, and $42.6 million as of June 30, 2006. Net unrealized gains, net of deferred taxes, in the securities available for sale increased from a net unrealized loss of $4.6 million as of December 31, 2005 to a net unrealized loss of $6.8 million as of June 30, 2006.

Deposits and Borrowings

Total deposits increased $72.7 million during the first half of 2006, to $2.01 billion as of June 30, 2006. Demand deposits decreased $8.2 million, to $255.9 million. Savings deposits decreased $1.2 million, to $116.6 million. Time deposits increased $73.8 million, or 8.4%, from $876.1 million to $949.9 million. Money market accounts declined from $432.5 million to $399.3 million in the first half of 2006.

Generally, depositors shifted somewhat from transaction accounts to certificates of deposits in the first half of 2006. While this had the effect of moving funds out of interest sensitive deposits into more stable pricing, this deposit shift resulted in a higher cost of funds and a negative impact on the net interest margin. The tax-equivalent net interest margin declined from 3.68% in the first half of 2005 to 3.44% in the first half of 2006. In comparing the first half of 2006 to the first half of 2005, the average cost of interest-bearing funds increased 110 basis points.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $57.6 million as of December 31, 2005, to $43.6 million as of June 30, 2006. Other short-term borrowings decreased from $171.8 million to $162.4 million. Advances from the Federal Home Loan Bank of Chicago were $60.0 million as of June 30, 2006, while there were no advances as of December 31, 2005.  The Company is currently maintaining liquid assets and delivering consistent growth in core deposits to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of June 30, 2006. The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s lead subsidiary bank, as of June 30, 2006 and December 31, 2005.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006:
Total capital to risk weighted assets
Consolidated	$207,214	10.99%	$150,838	8.00%	$188,548	10.00%
Old Second National Bank	142,235	10.99	103,538	8.00	129,422	10.00
Tier 1 capital to risk weighted assets
Consolidated	191,221	10.14	75,432	4.00	113,149	6.00
Old Second National Bank	131,372	10.15	51,772	4.00	77,658	6.00
Tier 1 capital to average assets
Consolidated	191,221	8.05	95,017	4.00	118,771	5.00
Old Second National Bank	131,372	8.00	65,686	4.00	82,108	5.00

December 31, 2005:
Total capital to risk weighted assets
Consolidated	$200,981	10.91%	$147,374	8.00%	$184,217	10.00%
Old Second National Bank	135,423	10.75	100,780	8.00	125,975	10.00
Tier 1 capital to risk weighted assets
Consolidated	185,737	10.08	73,705	4.00	110,558	6.00
Old Second National Bank	125,301	9.94	50,423	4.00	75,634	6.00
Tier 1 capital to average assets
Consolidated	185,737	8.02	92,637	4.00	115,796	5.00
Old Second National Bank	125,301	7.85	63,848	4.00	79,810	5.00

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

Net cash inflows from operating activities were $20.8 million in the first six months of 2006, compared with net cash inflows of $23.8 million in the first six months of 2005. Interest received, net of interest paid, was the principal source use of operating cash inflows in both periods reported. Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $43.3 million in the six months ended June 30, 2006, compared to $131.4 million a year earlier. In the first half of 2006, securities transactions, including purchases of FHLB stock, accounted for a net inflow of $1.9 million, and net principal disbursed on loans accounted for net outflows of $42.2 million. In the first six months of 2005, securities transactions accounted for a net outflow of $4.6 million, and net principal disbursed on loans accounted for net outflows of $123.2 million. Cash outflows for property and equipment were $2.9 million in 2006 compared to $3.6 million in the first half of 2005.

In the first half of 2006, cash inflows from financing activities were $44.2 million, which included an increase in deposits of $72.7 million against a decline in repurchase agreements of $14.0 million and a decline in other short-term borrowings of $9.4 million. In the first half of 2005, net cash inflows from financing activities were $112.6 million. This included an increase in deposits of $110.7 million and an increase in repurchase agreements of $6.9 million, offset by a decrease in other short-term borrowings of $2.6 million.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
June 30, 2006	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$108	$—	$—	$—	$—	$—	$108
Average interest rate	3.10%	0.00%	0.00%	0.00%	0.00%	0.00%	3.10%

Securities	$115,714	$68,619	$44,443	$39,024	$10,970	$193,376	$472,146
Average interest rate	3.42%	3.95%	4.50%	4.21%	3.44%	4.50%	4.11%

Fixed rate loans	$134,851	$105,127	$142,165	$169,487	$195,961	$121,629	$869,220
Average interest rate	6.89%	6.36%	5.94%	6.04%	6.50%	6.36%	6.34%

Adjustable rate loans	$319,707	$86,736	$25,128	$23,131	$6,403	$427,644	$888,749
Average interest rate	8.70%	8.11%	7.95%	7.96%	8.21%	6.42%	7.50%
Total	$570,380	$260,482	$211,736	$231,642	$213,334	$742,649	$2,230,223

Interest-bearing Liabilities
Interest-bearing deposits	$1,103,992	$138,775	$163,266	$27,518	$17,230	$301,303	$1,752,084
Average interest rate	2.67%	2.16%	2.20%	1.18%	2.44%	1.25%	2.32%

Repurchase agreements and
other short-term borrowings	$206,001	$—	$—	$—	$—	$—	$206,001
Average interest rate	5.13%	0.00%	0.00%	0.00%	0.00%	0.00%	5.13%

Note payable	$5,075	$—	$—	$—	$—	$—	$5,075
Average interest rate	5.58%	0.00%	0.00%	0.00%	0.00%	0.00%	5.58%

Junior subordinate debentures	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,315,068	$138,775	$163,266	$27,518	$17,230	$332,928	$1,994,785

Period gap	$(744,688)	$121,707	$48,470	$204,124	$196,104	$409,721	$235,438
Cumulative gap	(744,688)	(622,981)	(574,511)	(370,387)	(174,283)	235,438

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officers and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and  communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for three months ended June 30, 2006, pursuant to our share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 1 – April 30, 2006	—	—	—
May 1 – May 31, 2006	50,000	$29.90	50,000
June 1 – June 30, 2006	95,000	$30.94	95,000
Total	145,000	$30.58	145,000	355,000

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 18, 2006.  At the meeting, stockholders voted to elect five nominees to the board of directors having staggered terms of service.

At the meeting, the stockholders elected J. Douglas Cheatham, James Eccher, D. Chet McKee, Gerald Palmer and James Carl Schmitz to serve as directors with their terms expiring in 2009.  Marvin Fagel, Barry Finn, William Kane, Kenneth Lindgren and Jesse Maberry will continue as directors with their terms expiring in 2008. Edward Bonifas, William Meyer and William B. Skoglund will continue as directors with their terms expiring in 2007. The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

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

DATE: August 9, 2006