Form 10-Q
period 2006-09-30
OLD SECOND BANCORP INC
filed 2006-11-08
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 3, 2006, the Registrant had outstanding 13,126,798 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.                          Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$58,758	$65,010
Interest bearing deposits with banks	117	105
Cash and cash equivalents	58,875	65,115
Securities available for sale	445,437	470,431
Federal Home Loan Bank and Federal Reserve Bank Stock	8,783	8,418
Loans held for sale	5,509	11,397
Loans	1,785,406	1,704,382
Allowance for loan losses	16,344	15,329
Net loans	1,769,062	1,689,053
Premises and equipment, net	45,736	42,485
Other real estate owned	83	251
Mortgage servicing rights	2,900	2,271
Goodwill	2,130	2,130
Core deposit intangible assets, net	89	355
Bank owned life insurance	43,071	41,627
Accrued interest and other assets	30,989	34,297
Total assets	$2,412,664	$2,367,830

Liabilities
Deposits:
Demand	$258,403	$264,124
Savings, NOW, and money market	813,641	795,028
Time	945,787	876,126
Total deposits	2,017,831	1,935,278
Securities sold under repurchase agreements	42,506	57,625
Other short-term borrowings	133,724	171,825
Junior subordinated debentures	31,625	31,625
Note payable	13,375	3,200
Accrued interest and other liabilities	19,049	16,015
Total liabilities	2,258,110	2,215,568

Stockholders’ Equity
Preferred stock, no par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,634,026 in 2006 and 16,592,301 in 2005; outstanding 13,166,798 in 2006 and 13,520,073 in 2005	16,634	16,592
Additional paid-in capital	14,758	13,746
Retained earnings	188,768	176,824
Accumulated other comprehensive loss	(3,310)	(4,562)
Treasury stock, at cost, 3,467,228 in 2006 and 3,072,228 in 2005	(62,296)	(50,338)
Total stockholders’ equity	154,554	152,262
Total liabilities and stockholders’ equity	$2,412,664	$2,367,830

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data.  Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Loans, including fees	$31,867	$26,413	$91,544	$74,373
Loans held for sale	127	185	353	547
Securities:
Taxable	3,167	3,193	9,518	8,785
Tax-exempt	1,258	1,266	3,749	3,597
Federal funds sold	2	4	5	7
Interest bearing deposits with banks	1	1	3	2
Total interest and dividend income	36,422	31,062	105,172	87,311
Interest Expense
Savings, NOW, and money market deposits	5,031	3,276	12,861	8,227
Time deposits	10,523	6,760	29,480	18,392
Repurchase agreements	517	390	1,511	897
Other short-term borrowings	2,289	1,135	5,702	2,920
Junior subordinated debentures	617	617	1,850	1,831
Note payable	146	35	244	85
Total interest expense	19,123	12,213	51,648	32,352
Net interest income	17,299	18,849	53,524	54,959
Provision for loan losses	400	450	1,244	813
Net interest income after provision for loan losses	16,899	18,399	52,280	54,146
Noninterest Income
Trust income	1,707	1,580	5,494	4,858
Service charges on deposits	2,146	2,194	6,149	6,103
Gain on sale of loans	849	1,531	2,755	4,359
Secondary mortgage fees	201	288	513	759
Mortgage servicing income	133	62	348	112
Securities gains (losses), net	—	—	418	(5)
Increase in cash surrender value of bank owned life insurance	483	218	1,444	652
Other income	1,355	1,501	4,193	4,113
Total noninterest income	6,874	7,374	21,314	20,951
Noninterest Expense
Salaries and employee benefits	9,193	8,780	27,293	26,880
Loss on settlement of benefit obligation	1,001	—	1,358	—
Occupancy expense, net	1,179	1,015	3,369	2,609
Furniture and equipment expense	1,418	1,378	3,958	3,827
Amortization of core deposit intangible assets	89	88	266	266
Advertising expense	485	473	1,461	1,311
Other expense	3,812	3,316	11,267	10,566
Total noninterest expense	17,177	15,050	48,972	45,459
Income before income taxes	6,596	10,723	24,622	29,638
Provision for income taxes	1,648	3,541	7,203	9,697
Net income	$4,948	$7,182	$17,419	$19,941

Share and per share information:
Ending number of shares	13,166,798	13,497,889	13,166,798	13,497,889
Average number of shares	13,279,824	13,497,889	13,443,668	13,482,340
Diluted average number of shares	13,451,345	13,690,895	13,619,125	13,675,603
Basic earnings per share	$0.37	$0.53	$1.30	$1.48
Diluted earnings per share	$0.37	$0.52	$1.28	$1.46
Dividends declared per share	$0.14	$0.13	$0.41	$0.38

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(In thousands, unaudited)

	2006	2005
Cash flows from operating activities
Net income	$17,419	$19,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,881	2,624
Amortization of mortgage servicing rights	357	69
Provision for loan losses	1,244	813
Origination of loans held for sale	(215,989)	(303,917)
Proceeds from sale of loans held for sale	223,646	314,588
Gain on sale of loans	(2,755)	(4,359)
Increase in cash surrender value of bank owned life insurance	(1,444)	(652)
Change in current income taxes payable	211	(654)
Change in accrued interest receivable and other assets	2,279	(6,233)
Change in accrued interest payable and other liabilities	2,949	4,512
Net premium amortization on securities	2,002	2,771
Securities losses (gains), net	(418)	5
Amortization of core deposit intangible assets	266	266
Tax benefit from stock options exercised	—	408
Net cash provided by operating activities	32,648	30,182

Cash flows from investing activities
Proceeds from matured or called securities available for sale	97,554	96,765
Proceeds from sales of securities available for sale	339	349
Purchases of securities available for sale	(72,413)	(176,235)
Purchase of FHLB stock	(365)	(1,397)
Net change in loans	(81,253)	(162,043)
Net change in other real estate	168	(576)
Net purchases of premises and equipment	(6,132)	(6,147)
Net cash used in investing activities	(62,102)	(249,284)

Cash flows from financing activities
Net change in deposits	82,553	148,005
Net change in securities sold under repurchase agreements	(15,119)	10,876
Net change in other short-term borrowings	(38,101)	65,912
Proceeds from note payable	10,175	500
Proceeds from exercise of stock options	768	917
Tax benefit from stock options exercised	286	—
Dividends paid	(5,390)	(4,985)
Purchase of treasury stock	(11,958)	—
Net cash provided by financing activities	23,214	221,225
Net change in cash and cash equivalents	(6,240)	2,123
Cash and cash equivalents at beginning of period	65,115	58,662
Cash and cash equivalents at end of period	$58,875	$60,785

Supplemental cash flow information
Income taxes paid	$7,022	$10,351
Interest paid	49,567	31,610

See accompanying notes to unaudited consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of interim financial statements are consistent with those used in the preparation of annual financial information. The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim periods presented. Results for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) 2005 Form 10-K.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands. Certain items in prior periods have been reclassified to conform to the current presentation.

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

In February 2006, the FASB issued Statement 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of fiscal years beginning after September 15, 2006. Earlier adoption was permitted as of the beginning of 2006, provided an entity had not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company did not elect early adoption, and is evaluating the potential impact in future periods.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all income tax positions subject to Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, (“SFAS 109”), including tax positions considered to be routine and those with a high degree of uncertainty. The Company is evaluating the potential impact in future periods.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is evaluating the potential impact of the standard on future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except for certain circumstances specified in the Statement that require retrospective application. The Company is in the process of assessing the impact of the adoption of this statement on the Company’s financial statements.

Note 2 — Securities

Securities available for sale were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2006:
U.S. Treasuries	$10,013	$—	$(405)	$9,608
U.S. Government agencies	292,956	13	(4,325)	288,644
States and political subdivisions	147,830	873	(1,648)	147,055
Equity securities	130	—	—	130
	$450,929	$886	$(6,378)	$445,437
December 31, 2005:
U.S. Treasuries	$11,010	$—	$(273)	$10,737
U.S. Government agencies	318,560	51	(4,940)	313,671
States and political subdivisions	148,371	932	(3,332)	145,971
Equity securities	52	—	—	52
	$477,993	$983	$(8,545)	$470,431

Recognition of other than temporary impairment was not necessary in the first nine months of 2006. The unrealized loss in the portfolio was attributed to an increase in rates, which has caused the amortized cost to be more than the current fair value. When interest rates decrease, the individual securities typically will increase in value. The change in value is not related to credit quality deterioration and the Company has the ability and intent to hold all securities until recovery.

Note 3 — Loans

Major loan classifications as of September 30, 2006 and December 31, 2005 were as follows:

	2006	2005
Commercial and industrial	$168,468	$168,314
Real estate - commercial	633,554	590,328
Real estate - construction	376,097	361,859
Real estate - residential	581,325	550,823
Installment	27,877	35,236
	1,787,321	1,706,560
Unearned origination fees, net	(1,915)	(2,178)
	$1,785,406	$1,704,382

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses as of September 30 were as follows:

	2006	2005
Balance, January 1	$15,329	$15,495
Provision for loan losses	1,244	813
Loans charged-off	(605)	(893)
Recoveries	376	424
Balance, end of period	$16,344	$15,839

Note 5 — Deposits

Major deposit classifications as of Septmber 30, 2006 and December 31, 2005 were as follows:

	2006	2005
Demand	$258,403	$264,124
Savings	106,402	117,849
NOW accounts	267,247	244,727
Money market accounts	439,992	432,452
Certificates of deposit of less than $100,000	566,864	554,618
Certificates of deposit of $100,000 or more	378,923	321,508

Note 6 — Securities Sold Under Repurchase Agreements, Short-Term Borrowings and Note Payable

 Major borrowing classifications as of September 30, 2006 and December 31, 2005 were as follows:

	2006	2005
Federal funds purchased and other short-term borrowings	$51,289	$169,575
FHLB advances	80,000	—
Treasury tax and loan notes	2,435	2,250
	$133,724	$171,825

The Company enters into sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings. The dollar amounts of securities underlying the agreements remain in the asset accounts. Securities sold under agreements to repurchase consisted of U.S. government agencies at September 30, 2006 and December 31, 2005, and are held in third party pledge accounts.

The Company’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans. In addition, these notes were collateralized by FHLB stock of $7.3 million and loans totaling $61.5 million at December 31, 2005. FHLB stock of $7.7 million and loans totaling $81.5 million were required to be pledged as of September 30, 2006. As of September 30, 2006, FHLB advances of $30 million and $50 million were scheduled to mature on November 6, 2006 and November 28, 2006 respectively.  A new short-term FHLB advance replaced the November 6, 2006 advance that matured.

At September 30, 2006 and December 31, 2005, respectively, the period to date average balance of Federal funds purchased, other short-term borrowings, and securities sold under agreements to repurchase totaled $185.9 million at a weighted average rate of 5.2% and $160.6 million at a weighted average rate of 3.5%.

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

The Company has a $20 million line of credit available with a correspondent bank under which there was a $3.2 million outstanding balance as of December 31, 2005 and $13.4 million as of September 30, 2006. A revolving business note dated April 30, 2006 secures the line of credit and is guaranteed by the Company. The note provides that any outstanding principal will bear interest at the rate of 0.90% over the British Bankers Association (“BBA”) 1-month LIBOR rate and can change monthly. This borrowing is for general corporate purposes, including common stock repurchases.

Note 7 — Long-Term Incentive Plan

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

Nonqualified stock options may be granted to directors based upon a formula. These and other awards under the Incentive Plan may be granted subject to a vesting requirement and would become fully vested upon a merger or change in control of the Company. There were no stock options granted in the first nine months of 2006.

A summary of activity in the Incentive Plan and options outstanding is included below:

	Nine Months September 30, 2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life	(In thousands)
Beginning outstanding	655,613	$21.71
Granted	—	—
Exercised	(42,202)	14.59
Forfeited	(5,000)	32.22
Ending outstanding	608,411	$21.80	75 Months	$5,416

All options were exercisable at the end of the period. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $647,000 and $1,476,000, respectively. There were no exercises in the second quarter of either 2005 or 2006. The total intrinsic value of options exercised during the third quarter of 2006 was $73,000 and there were no options exercised during the third quarter of 2005.

The following pro forma information presents net income and earnings per share had the fair value method of SFAS No. 123 been used to measure compensation cost for stock option plans in 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income as reported	$7,182	$19,941
Pro forma net income	7,049	19,541
Basic earnings per share as reported	0.53	1.48
Pro forma basic earnings per share	0.52	1.45
Diluted earnings per share as reported	0.52	1.46
Pro forma diluted earnings per share	0.51	1.43

Restricted stock was granted beginning December 20, 2005 under the Incentive Plan. These shares are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period. Restricted stock awards are granted at fair market value. Compensation expense for restricted shares is recognized on a straight-line basis over the three-year vesting period. Included in the determination of net income as reported for the nine-month period ended September 30, 2006, is compensation expense for restricted shares of $152,000, with a related tax benefit of $60,000. As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $451,000. The Company expects to recognize this cost over a remaining period of twenty-seven months.

The following table is a summary of restricted stock activity.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested shares at December 31, 2005	20,406	$31.34
Granted	1,023	$30.31
Vested	—	—
Forfeited	(1,500)	$31.34
Nonvested shares at September 30, 2006	19,929	$31.29

Note 8 — Earnings Per Share

Earnings per share is included below as of September 30, (share data not in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Weighted-average common shares outstanding	13,279,824	13,497,889	13,443,668	13,482,340
Net income available to common stockholders	$4,948	$7,182	$17,419	$19,941
Basic earnings per share	$0.37	$0.53	$1.30	$1.48
Diluted earnings per share:
Weighted-average common shares outstanding	13,279,824	13,497,889	13,443,668	13,482,340
Dilutive effect of restricted shares	19,929	—	19,929	—
Dilutive effect of stock options	151,592	193,006	155,528	193,263
Diluted average common shares outstanding	13,451,345	13,690,895	13,619,125	13,675,603
Net income available to common stockholders	$4,948	$7,182	$17,419	$19,941
Diluted earnings per share	$0.37	$0.52	$1.28	$1.46

Number of antidilutive options excluded from the diluted earnings per share calculation	208,000	137,000	208,000	137,000
Number of antidilutive restricted shares excluded from the diluted earnings per share calculation	—	—	—	—

Note 9 — Other Comprehensive Income (Loss)

Other comprehensive income (loss) is included below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Change in net holding gains (losses) on available for sale securities arising during the period	$5,873	$(3,030)	$2,488	$(4,982)
Related tax benefit / (expense)	(2,335)	1,202	(984)	1,977
Net unrealized gains / (losses)	3,538	(1,828)	1,504	(3,005)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Realized gains	—	—	418	5
Realized losses	—	—	—	(10)
Net realized gains (losses)	—	—	418	(5)
Income tax benefit (expense) on net realized gains (losses)	—	—	(166)	2
Net realized gains (losses) after tax	—	—	252	(3)
Total other comprehensive income (loss)	$3,538	$(1,828)	$1,252	$(3,002)

Note 10 — Retirement Plans

The Company had historically maintained a tax-qualified noncontributory defined benefit retirement plan covering substantially all full-time and regular part-time employees. Benefits were generally based on years of service and compensation. Certain participants in the defined benefit plan were also covered by an unfunded supplemental retirement plan. The purpose of the supplemental retirement plan was to extend full retirement benefits to individuals without regard to statutory limitations under tax-qualified plans.

As of December 31, 2005, the defined benefit and supplemental retirement plans were terminated. Prior to December 31, 2005, all amounts due were paid to participants of the supplemental executive retirement plan (“SERP”). The Company received regulatory approval to distribute accrued benefits to the participants of the defined benefit plan. These distributions began in the third quarter of 2006, and approximately 80% of the distribution payments had been made as of September 30, 2006. As of October 31, 2006, the distribution of the remaining benefit obligation was substantially completed and the remaining liabilities exceeded assets by approximately $163,000. A contribution of that shortfall amount was made as part of the defined benefit plan liquidation process.

	Nine Months Ended September,
	Pension Benefits		SERP
	2006	2005	2005
Service cost	$—	$1,277	$58
Interest cost	540	698	74
Expected return on plan assets	(599)	(652)	—
Amortization of transition obligation	—	—	—
Amortization of prior service (benefit) cost	—	(3)	13
Recognized net actuarial loss	67	214	27
Net periodic benefit cost	$8	$1,534	$172

Loss on settlement of benefit obligation	$1,358	$—

Key Assumptions:
Discount rate	4.73%	5.50%	5.50%
Long-term rate of return on assets	5.00%	7.50%	7.50%
Salary increases	0.00%	5.00%	5.00%

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees. The expense of these plans was $1,706,000 and $1,059,000 in the first nine months of 2006 and 2005, respectively.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois. The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois. The Company provides financial services through its three subsidiary banks at its thirty banking locations. Old Second Mortgage, which also conducts business as “Maple Park Mortgage”, provides mortgage-banking services at its three offices.  Old Second Financial, Inc. provides insurance products. The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

Results of Operations

Net income for the third quarter of 2006 was $4.9 million, or $0.37 diluted earnings per share, compared with $7.2 million, or $0.52 diluted earnings per share in the third quarter of 2005. Earnings for the first nine months of 2006 were $1.28 per diluted share, on $17.4 million in net income, compared with $1.46 per diluted share in the first nine months of 2005, on earnings of $19.9 million. The return on equity decreased from 18.67% in the first nine months of 2005, to 15.11% in the first nine months of 2006.

The Company is in the process of distributing the assets of its defined benefit pension plan after terminating the plan in December of 2005. A loss on settlement of the benefit obligations of $1.0 million was recorded in the third quarter of 2006. The loss related to termination of the defined benefit pension plan was $1.4 million for the first nine months of 2006. The liabilities exceeded assets at the time of final distribution of benefits by approximately $163,000. A contribution of that shortfall amount was made in the fourth quarter of 2006 and is discussed in more detail in Note 10.

In comparing the first nine months of 2006 and the first nine months of 2005, several items had an impact on earnings in addition to the termination of the pension plan discussed previously. In the first nine months of 2005, there was a reduction of $340,000 in the estimated accrual for real estate taxes. In the first nine months of 2006, net interest income decreased $1,435,000, and there was a reduction of $1,604,000 in gains on the sale of loans, both of which resulted primarily because of the increase in interest rates. These were offset by an income tax adjustment of $250,000 and securities gains of $418,000 in the first nine months of 2006. At the same time, the provision for loan losses was $1,244,000 in the first nine months of 2006, compared with $813,000 in the first nine months of 2005.

Net Interest Income

Net interest income decreased in the first nine months of 2006, to $53.5 million in 2006, from $55.0 million in 2005. Third quarter net interest income declined from $18.8 million in 2005, to $17.3 million in 2006. For both the quarter and year to date periods, growth in earning assets was offset by a lower net interest margin. Average earning assets grew $128.0 million, or 6.14% from the first nine months of 2005 to the first nine months of 2006. In the same period, however, the net interest margin declined from 3.66% in 2005 to 3.37% in 2006.

On a year to date comparative basis, the average tax-equivalent yield on earning assets increased from 5.73% in 2005 to 6.49% in 2006, which was a 76 basis point increase. During the same nine-month period, however, the cost of funds increased from 2.40% to 3.55%, or 115 basis points. Changes in funding composition had a significant affect on increasing interest costs and lowering the net interest margin. The average balances of lower cost sources of funds such as interest-bearing transaction accounts and savings accounts declined $26.1 million, or 3.2%, from the first nine months of 2005 to the first nine months of 2006. Noninterest-bearing deposits increased by a nominal amount while the aggregate categories of higher-cost sources of funds such as time deposits, repurchase agreements and short-term borrowing increased $170.4 million, or 17.7%.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the nine months ended September 30, 2006 and 2005.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated. The rates are determined by dividing the related interest by the average balance of assets or liabilities. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months Ended September 30, 2006 and 2005

(Dollar amounts in thousands- unaudited)

	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits with banks	$531	$3	0.76%	$443	$2	0.60%
Federal funds sold	143	5	4.67	289	7	3.23
Securities:
Taxable	322,589	9,518	3.93	335,522	8,785	3.49
Non-taxable (tax equivalent)(1)	140,600	5,768	5.47	138,355	5,534	5.33
Total securities	463,189	15,286	4.40	473,877	14,319	4.03
Loans and loans held for sale(2)(3)	1,749,005	92,067	7.04	1,610,212	75,074	6.23
Total interest earning assets	2,212,868	107,361	6.49	2,084,821	89,402	5.73
Cash and due from banks	52,231	—	—	55,330	—	—
Allowance for loan losses	(15,984)	—	—	(15,582)	—	—
Other noninterest-bearing assets	120,950	—	—	88,306	—	—
Total assets	$2,370,065			$2,212,875

Liabilities and Stockholders’ Equity
Interest bearing transaction accounts	$662,286	12,424	2.51	$680,925	7,835	1.54
Savings accounts	117,697	437	0.50	125,188	392	0.42
Time deposits	944,317	29,480	4.17	804,390	18,392	3.06
Interest bearing deposits	1,724,300	42,341	3.28	1,610,503	26,619	2.21
Repurchase agreements	47,500	1,511	4.25	45,919	897	2.61
Other short-term borrowings	138,433	5,702	5.51	112,116	2,920	3.48
Junior subordinated debentures	31,625	1,850	7.80	31,625	1,831	7.72
Note payable	5,427	244	6.01	2,812	85	4.04
Total interest bearing liabilities	1,947,285	51,648	3.55	1,802,975	32,352	2.40
Noninterest bearing deposits	253,570	—	—	251,682	—	—
Accrued interest and other liabilities	15,064	—	—	15,433	—	—
Stockholders’ equity	154,146	—	—	142,785	—	—
Total liabilities and stockholders’ equity	$2,370,065			$2,212,875
Net interest income (tax equivalent)		$55,713			$57,050
Net interest income (tax equivalent) to total earning assets			3.37%			3.66%
Interest bearing liabilities to earnings assets	88.00%			86.48%

Notes:

(1)             Tax equivalent basis is calculated using a marginal tax rate of 35%.

(2)             Nonaccrual loans are included in the above stated average balances.

(3)             Loan fees, included in interest on loans and loans held for sale, were $2.8 million and $2.3 million in the first nine months of 2006 and 2005, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Interest Margin
Interest income (GAAP)	$36,422	$31,062	$105,172	$87,311
Taxable-equivalent adjustment:
Loans	57	57	170	154
Investments	677	681	2,019	1,937
Interest income - FTE	37,156	31,800	107,361	89,402
Interest expense (GAAP)	19,123	12,213	51,648	32,352
Net interest income - FTE	$18,033	$19,587	$55,713	$57,050
Net interest income - (GAAP)	$17,299	$18,849	$53,524	$54,959
Average interest earning assets	$2,225,966	$2,144,970	$2,212,868	$2,084,821
Net interest margin (GAAP)	3.08%	3.49%	3.23%	3.52%
Net interest margin - FTE	3.21%	3.62%	3.37%	3.66%

Provision for Loan Losses

The Company provided an additional $400,000 to the allowance for loan losses in the third quarter of 2006, compared to $450,000 in the third quarter of 2005. The Company provided $1,244,000 in 2006 compared with $813,000 in the first nine months of 2005, an increase of $431,000. Loan portfolio quality remained strong through the third quarter of 2006, and the amount of charge-offs continued at the Company’s historical low level. Management performed quantitative and qualitative analysis of the allowance for loan losses and determined that the amount reported as of September 30, 2006, was appropriate. Despite the general decline in nonperforming assets in 2006, management increased the allowance for loan losses in 2006 to address concerns associated with the commercial real estate market and the large concentration held by the Company. Management has observed slower real estate building and development activity in the Company’s market areas. Although the Company’s borrowers continue to meet their obligations, management believes that the general risk in the sector has increased. The ratio of the allowance for loan losses to nonperforming loans was 363% as of September 30, 2006, compared with 324% as of September 30, 2005. Nonperforming loans were $4.5 million as of September 30, 2006, and $4.9 million as of September 30, 2005. Net charge-offs were $149,000 in the third quarter of 2006 and $136,000 in the third quarter of 2005. On a year to date basis, net charge-offs were $229,000 in the first nine months of 2006 and $469,000 in the first nine months of 2005.

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

The allowance for loan losses as a percentage of total loans was 0.92% as of September 30, 2006, compared to 0.90% as of December 31, 2005 and 0.95% as of September 30, 2005. In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that such losses will not exceed the estimated amounts in the future.

Past due and nonaccrual loans for the periods ended September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Nonaccrual loans	$3,162	$3,845
Interest income recorded on nonaccrual loans	113	334
Interest income which would have been accrued on nonaccrual loans	212	636
Loans 90 days or more past due and still accruing interest	1,343	2,752

Noninterest Income

Noninterest income was $6.9 million during the third quarter of 2006 and $7.4 million during the third quarter of 2005, a decrease of $500,000, or 6.8%. This decrease was primarily due to a reduction in mortgage banking income, including gains on sales of mortgage loans, secondary market fees, and servicing income, which declined $698,000, or 37.1%, from the third quarter of 2005.  For the year to date, mortgage-banking income in 2006 was down $1,614,000, or 30.9%, from the first nine months of 2005. Higher borrowing costs associated with an increased interest rate environment resulted in a decline in mortgage loan demand and related mortgage banking income. Other income decreased $146,000, or 9.7%, from the third quarter of 2005, to $1.4 million in the third quarter of 2006. Other income increased $80,000, or 1.9%, from the first nine months of 2005 to $4.2 million for the first nine months of 2006.

Trust income was up $127,000, or 8.0%, from the third quarter of 2005 to the third quarter of 2006, to $1.7 million. Trust income was $5.5 million in the first nine months of 2006, an increase of $636,000, or 13.1%, from the first nine months of 2005. Increases in trust income for both the quarter and the year to date period were primarily associated with estate fees. There were no security sales in the third quarter of 2006 or 2005, while securities gains totaled $418,000 in the first nine months of 2006, compared with a $5,000 loss in the first nine months of 2005. Bank owned life insurance (“BOLI”) income increased from $218,000 to $483,000 in the third quarter, and increased from $652,000 to $1,444,000 on a year to date basis, when comparing 2006 and 2005, as a result of BOLI purchases in December of 2005.

Noninterest Expense

Noninterest expense was $17.2 million during the third quarter of 2006, an increase of $2,127,000, or 14.1%, from $15.1 million in the third quarter of 2005. Noninterest expense was $49.0 million during the first nine months of 2006, an increase of $3,513,000, or 7.7%, from $45.5 million in the first nine months of 2005. Salaries and benefits expense was $9.2 million during the third quarter of 2006, an increase of $413,000, or 4.7% from $8.8 million in the third quarter of 2005. In the first nine months of the year, salaries and benefits were $27.3 million in 2006 and $26.9 million in 2005, an increase of $413,000 or 1.5%. The increase in salaries and benefits was primarily due to ordinary increases in salary and benefit costs along with the addition of new employees.

The Company is in the process of distributing the assets of its defined benefit pension plan after terminating the plan in December of 2005. The liabilities exceeded assets at the time of distribution of all benefits by approximately $163,000. A contribution of that shortfall amount was made in the fourth quarter of 2006. Additional information related to this plan is in Note 10 of this document.

Net occupancy and furniture and equipment expenses increased $204,000 from the third quarter of 2005 to the third quarter of 2006, or 8.5%. Net occupancy and furniture and equipment expenses increased $891,000 from the first nine months of 2005 to the first nine months of 2006, or 13.8%. The increase in the year to date period was due, in part, to a reduction in the estimated accrual for occupancy related expenses in the first nine months of 2005. As the Company has expanded into and developed new markets, related facility expenses have increased. Two new branches opened in the first quarter of 2005, one branch opened in the first quarter of 2006 and two additional branch locations opened in the third quarter of 2006. Other expense increased $496,000, or 15.0%, from the third quarter of 2005, to $3.8 million in the third quarter of 2006. Other expense increased $701,000, or 6.6% from the first nine months of 2005 to $11.3 million in the first nine months of 2006. Increases in other expense for both the quarter and the year to date, when comparing 2006 and 2005, primarily related to loan expenditures, amortization of mortgage servicing rights, and new employee recruitment fees.

Income Taxes

The Company’s provision for Federal and State of Illinois income taxes was $1.6 million and $3.5 million in the third quarters of 2006 and 2005, respectively. Income taxes totaled $7.2 million and $9.7 million in the first nine months of 2006 and 2005, respectively. The average effective income tax rate for the first nine months of 2006 and 2005 was 29.3% and 32.7%, respectively. The reduction in effective tax rate was primarily due to lower pre-tax income, additional tax-exempt BOLI income and the formation of a real estate investment trust during the third quarter of 2006. The real estate investment trust provides us with an alternative vehicle for raising capital should we so desire. The ownership structure of this real estate investment trust is also expected to provide us with certain income tax benefits, which lowered our effective tax rate.

Financial Condition

Assets

Total assets were $2.41 billion as of September 30, 2006, compared with $2.37 billion as of December 31, 2005. Total loans grew $81.0 million during the first nine months of 2006, while cash and cash equivalents and securities available for sale declined $6.2 and $25.0 million respectively.

Loans

The loan category that increased the most in the first nine months of 2006 was commercial real estate, which increased $43.2 million. Construction loans increased $14.2 million and residential loans increased by $30.5 million. The loan portfolio generally reflects the profile of the communities in which the Company operates. Because the Company is located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio. Real estate lending comprised 89.0% of the portfolio as of September 30, 2006 and 88.1% of the portfolio as of December 31, 2005.

Securities and Bank Owned Life insurance

Securities available for sale totaled $445.4 million as of September 30, 2006, a decline of $25.0 million from $470.4 million as of December 31, 2005. Net unrealized losses, net of deferred taxes, in the securities available for sale portfolio decreased from a net unrealized loss of $4.6 million as of December 31, 2005 to a net unrealized loss of $3.3 million as of September 30, 2006. The Company also invests in bank-owned life insurance (“BOLI”). During December 2005, the Company purchased an additional $20.0 million in BOLI, bringing the total to $41.6 million as of December 31, 2005, and $43.1 million as of September 30, 2006.

Deposits and Borrowings

Total deposits increased $82.6 million during the first nine months of 2006, to $2.02 billion as of September 30, 2006. Demand deposits decreased $5.7 million, or 2.2%, to $258.4 million. Savings deposits decreased $11.4 million, or 9.7%, to $106.4 million, while NOW and money market deposit accounts increased $22.5 million, or 9.2%, and $7.5 million, or 1.7%, respectively. Year to date, time deposits increased $69.7 million, or 8.0%, from $876.1 million to $945.8 million.

Pricing and sales strategies targeted the 2006 growth in NOW and money market accounts. Depositors also continued to migrate into term certificates of deposits to lock in rates. Increases in interest-bearing transaction account pricing and the continued shift into certificates of deposit resulted in a higher cost of funds and had a negative impact on the net interest margin. The net interest margin declined from 3.66% in the first nine months of 2005 to 3.37% in the first nine months of 2006. In the same period, the average cost of interest-bearing funds increased 115 basis points.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased from $57.6 million as of December 31, 2005, to $42.5 million as of September 30, 2006. Other short-term borrowings decreased from $171.8 million to $133.7 million. Advances from the Federal Home Loan Bank of Chicago were $80.0 million as of September 30, 2006, while there were no advances as of December 31, 2005. A note payable to a correspondent bank increased $10.2 million, to $13.4 million at September 30, 2006. The proceeds of the note were primarily used to repurchase common stock. The Company is currently maintaining liquid assets and is consistently delivering growth in core deposits to provide funding for loan growth.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized. The Company and its subsidiary banks were categorized as well capitalized as of September 30, 2006. The accompanying table shows the capital ratios of the Company and The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, as of September 30, 2006 and December 31, 2005.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006:
Total capital to risk weighted assets
Consolidated	$203,219	10.63%	$152,940	8.00%	$191,175	10.00%
Old Second National Bank	145,218	11.09	104,756	8.00	130,945	10.00
Tier 1 capital to risk weighted assets
Consolidated	186,980	9.78	76,474	4.00	114,712	6.00
Old Second National Bank	134,152	10.24	52,403	4.00	78,605	6.00
Tier 1 capital to average assets
Consolidated	186,980	7.84	95,398	4.00	119,247	5.00
Old Second National Bank	134,152	8.20	65,440	4.00	81,800	5.00

December 31, 2005:
Total capital to risk weighted assets
Consolidated	$200,981	10.91%	$147,374	8.00%	$184,217	10.00%
Old Second National Bank	135,423	10.75	100,780	8.00	125,975	10.00
Tier 1 capital to risk weighted assets
Consolidated	185,737	10.08	73,705	4.00	110,558	6.00
Old Second National Bank	125,301	9.94	50,423	4.00	75,634	6.00
Tier 1 capital to average assets
Consolidated	185,737	8.02	92,637	4.00	115,796	5.00
Old Second National Bank	125,301	7.85	63,848	4.00	79,810	5.00

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customer’s credit needs, to withstand fluctuations in deposit levels, and to meet maturing obligations and existing commitments. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash inflows from operating activities were $32.7 million in the first nine months of 2006, compared with net cash inflows of $30.2 million in the first nine months of 2005. Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a significant source of inflow for both 2006 and 2005. Interest received, net of interest paid combined with changes in other assets and liabilities were a source of operating cash inflows in 2006, whereas these items were an outflow in 2005. Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows. Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $62.1 million in the nine months ended September 30, 2006, compared to $249.3 million a year earlier. In the first nine months of 2006, securities transactions, including purchases of FHLB stock, accounted for a net inflow of $25.1 million, and net principal disbursed on loans accounted for net outflows of $81.3 million. In the first nine months of 2005, securities transactions accounted for a net outflow of $80.5 million, and net principal disbursed on loans accounted for net outflows of $162.0 million. Cash outflows for premises and equipment were substantially the same for both years.

In the first nine months of 2006, cash inflows from financing activities were $23.2 million, which included an increase in deposits of $82.6 million against a decline in repurchase agreements of $15.1 million and a decline in other short-term borrowings of $38.1 million. Cash outflows for the 2006 treasury stock repurchases used $12.0 million of funds. In the first nine months of 2005, net cash inflows from financing activities were $221.2 million. This 2005 inflow included increases in deposits, repurchase agreements, and other short-term borrowings of $148.0 million, $10.9 million and 65.9 million, respectively.

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

	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with banks	$117	$—	$—	$—	$—	$—	$117
Average interest rate	5.20%	0.00%	0.00%	0.00%	0.00%	0.00%	5.20%

Securities	$99,424	$68,598	$38,418	$34,695	$11,901	$201,184	$454,220
Average interest rate	4.10%	4.16%	4.37%	4.16%	3.70%	4.64%	4.36%

Fixed rate loans	$135,259	$125,316	$134,096	$195,996	$183,285	$125,935	$899,887
Average interest rate	6.92%	6.13%	6.11%	6.07%	6.84%	6.43%	6.42%

Adjustable rate loans	$341,506	$76,119	$29,278	$14,585	$4,356	$425,184	$891,028
Average interest rate	8.55%	8.12%	8.03%	7.90%	8.21%	6.47%	7.49%
Total	$576,306	$270,033	$201,792	$245,276	$199,542	$752,303	$2,245,252

Interest-bearing Liabilities
Interest-bearing deposits	$1,183,795	$163,062	$93,355	$24,953	$12,329	$281,934	$1,759,428
Average interest rate	3.86%	4.34%	4.71%	4.57%	4.82%	1.25%	3.55%

Repurchase agreements and other short-term borrowings	$176,230	$—	$—	$—	$—	$—	$176,230
Average interest rate	5.69%	0.00%	0.00%	0.00%	0.00%	0.00%	5.69%

Note payable	$13,375	$—	$—	$—	$—	$—	$13,375
Average interest rate	6.22%	0.00%	0.00%	0.00%	0.00%	0.00%	6.22%

Junior subordinate debentures	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,373,400	$163,062	$93,355	$24,953	$12,329	$313,559	$1,980,658

Period gap	$(797,094)	$106,971	$108,437	$220,323	$187,213	$438,744	$264,594
Cumulative gap	(797,094)	(690,123)	(581,686)	(361,363)	(174,150)	264,594

Item 4.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for the three months ended September 30, 2006, pursuant to our share repurchase plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchased Under the Plan
July 1 - July 31, 2006	45,000	$30.42	45,000
August 1 - August 31, 2006	185,000	$30.01	185,000
September 1 - September 30, 2006	20,000	$30.14	20,000
Total	250,000	$30.27	250,000	105,000

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

On September 29 2006, the Company entered into Compensation and Benefits Assurance Agreements (the “Agreements”) with certain executives of the Company, including William Skoglund, J. Douglas Cheatham and James Eccher (collectively the “Executives” and individually, an “Executive”). The Agreements replace the Compensation and Benefits Assurance Agreements that were previously entered into by each Executive and the Company.

The initial term of each of the Agreements is for one year and they are automatically extended for successive one-year periods, unless earlier terminated by either party. If a “change of control” occurs, the term of the Agreements shall automatically renew for a three-year period for Mr. Skoglund and a two-year period for Messrs. Cheatham and Eccher and terminate following that extended period.

In the event of a change in control and a qualifying termination (occurring during the extended period), which includes an involuntary termination without cause, either a voluntary termination with good reason or a constructive termination, the Agreements provide for certain payments to the respective Executive. Under the Agreements, payments include a lump-sum severance benefit in the amount of three times Mr. Skoglund’s base salary and “bonus amount” and two times Messrs. Cheatham’s and Eccher’s base salary and “bonus amount.” Under the Agreements, each Executive is also entitled to an amount equal to the Executive’s salary, accrued vacation pay, unreimbursed business expenses, and all other items earned by and owed to the Executive through the date of termination. Additionally, the Executive is entitled to accelerated vesting of his stock options or other incentive awards, continuation of health insurance coverage, outplacement services for a period of up to one year, and any additional payments necessary to make him whole for any excise taxes that may be imposed.

Item 6.                          Exhibits

Exhibits:

10.1	Compensation and Benefits Assurance Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: November 8, 2006