Form 10-K
period 2006-12-31
OLD SECOND BANCORP INC
filed 2007-03-15
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(630) 892-0202
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $1.00 par value	The Nasdaq Stock Market
Preferred Securities of Old Second Capital Trust I	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $383 million*.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 13,110,423 at March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2006 Annual Report are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

Based on the last reported price of an actual transaction in registrant’s common stock on June 30, 2006 and reports of beneficial ownership filed by directors and executive officers of registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of registrant’s common stock.

OLD SECOND BANCORP, INC.

Form 10-K

PART I

Item 1.  Business

General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60506.

The Company conducts a full service community banking and trust business through its wholly owned subsidiaries, which are together referred to as the “Company”:

•                  The Old Second National Bank of Aurora (“Old Second Bank”).

•                  Old Second Bank-Yorkville.

•                  Old Second Bank-Kane County.

•                  Old Second Financial, Inc., which provides insurance agency services.

•                  Old Second Mortgage Company, which is a wholly owned subsidiary of Old Second Bank. As of January 1, 2007, Old Second Mortgage Company was dissolved as a separate entity and became part of Old Second Bank.

•                  Old Second Capital Trust I, a Delaware business trust, which was formed for the exclusive purpose of issuing trust-preferred securities in a transaction completed in July 2003.

•                  Old Second Affordable Housing Fund, L.L.C. for the purpose of providing down payment assistance for home ownership to qualified individuals.

•                  Old Second Management, LLC (“OSM”), which was formed for the purpose of providing a possible future source of capital as well as providing certain tax advantages.  OSM is a wholly owned subsidiary of Old Second Bank.  Old Second Realty, LLC (“OSR”) is a Delaware real estate investment trust and the common stock is 100% owned by OSM.  As of January 2, 2007, there were various minority holders of preferred stock in OSR.

The banking subsidiaries are referred to herein as the “Banks.” Inter-company transactions and balances are eliminated in consolidation. The Company provides financial services through its thirty-one banking locations, one commercial loan production office, and three mortgage banking offices located in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.

Business of the Company and its Subsidiaries

The Banks’ full service banking businesses include the customary consumer and commercial products and services which banks provide. The following services are included: demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Banks also offer a full complement of electronic banking services such as internet banking and corporate cash management including remote deposit capture. Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.

The Banks originate residential mortgages, offering a wide range of products including conventional, government, jumbo and sub prime loans. Secondary marketing of those mortgages is handled at Old Second Bank. In addition to operating through the Banks’ locations, mortgage origination offices are located in Sycamore, Wheaton and St. Charles, Illinois.

Market Area

Old Second Bank is the lead banking subsidiary of Old Second Bancorp, Inc.  Old Second Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking subsidiaries in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  Based upon 2003 estimates, these counties together represent a market of more than 2.2 million people. The city of Aurora has a current reported population of approximately 175,000 residents.

Lending Activities

General.  The Banks provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. The Banks actively market their services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. The Banks have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower. The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2006, residential mortgages made up approximately 33% of its loan portfolio, commercial real estate loans comprised approximately 34%, construction lending comprised approximately 21%, general commercial loans comprised approximately 10% and consumer and other lending comprised 2%. It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act. The Banks do not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (providing the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Banks strive to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

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

Commercial Real Estate Loans. A large portion of the loan portfolio is comprised of commercial real estate loans.  The primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows, usually derived from rent, and caused by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from systemic downward shifts in the valuations of classes of properties over a given geographic area, and caused by changes in demand and other economic factors. The Banks mitigate these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment. The commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans. The Banks originate loans to finance the construction of residential and commercial properties located in the Company’s market area. The Banks use underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project, and identification of a cash flow source to service the permanent loan, or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Banks disburse loan proceeds in increments as construction progresses and as inspections warrant.

Construction loans afford the Banks the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Construction development loans involve additional risks. Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. This involves more risk than other lending because it is based on future estimates of value and economic circumstances. While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unseen event affecting the value of the project.   Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to the customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Banks are located in an area where a large amount of development activity is taking place, as rural and semi-rural areas are being suburbanized.  This growth is both unprecedented and not likely to occur again once the area has been fully developed, and therefore extends a one-time opportunity as well as some economic risks should a sudden shift occur in the local demand for housing. The Banks have attempted to address these risks by closely monitoring local real estate activity, strong underwriting procedures, construction monitoring, and by limiting the amount of construction development lending.  The Banks did observe a slower rate of real estate building and development activity in the market area in 2006, and it is likely that the slower growth trend will continue into 2007.

Residential Real Estate Loans. Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category. First mortgage loans may include fixed rate loans that are generally sold to investors. Old Second Bank, through the merged operations of Old Second Mortgage Company, is a direct seller to FNMA, and retains servicing rights for those sold mortgages. Management believes that the retention of mortgage servicing provides the Company, on a consolidated basis, with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows the Banks to continue to have regular contact with mortgage customers and solidifies our involvement with the community. Other loans that are not sold to FNMA primarily include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Banks.

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

The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. Management believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers. The Company actively solicits deposit-related clients and competes for deposits by offering personal attention, professional service and competitive interest rates.

The Banks are subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other financial institutions. Within the Old Second Bank-Yorkville market, which includes portions of Kane and LaSalle counties and all of Kendall County, there are approximately 10 other banks or banking facilities and several savings and loan associations. Competition for residential mortgage lending also includes a number of mortgage brokerage operations. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2006, the Company employed 582 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the

Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General.  Old Second Bank-Yorkville and Old Second Bank-Kane County (the “State Banks”) are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”).  The State Banks are also members of the Federal Reserve System (“member banks”).  As Illinois-chartered, FDIC-insured member banks, the State Banks are subject to the examination, supervision, reporting and enforcement requirements of the DFPR, as the chartering authority for Illinois banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

The Old Second National Bank of Aurora (the “National Bank”) is a national bank chartered by the OCC under the National Bank Act. The deposit accounts of the National Bank are insured by the DIF, and the National Bank is a member of the Federal Reserve System. The National Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the National Bank.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Illinois banks and national banks are required to pay supervisory assessments to the DFPR and the OCC, respectively, to fund the operations of those agencies.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2006, the State Banks paid supervisory assessments to the DFPR totaling $96,842 and the National Bank paid supervisory assessments to the OCC totaling $327,514.

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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2006: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.  As of December 31, 2006, approximately $50 million was available to be paid as dividends by the Bank Subsidiaries.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve (in the case of the State Banks) and the OCC (in the case of the National Bank) may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

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

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to substantially the same conditions that apply to national bank investments in financial subsidiaries. None of the Bank Subsidiaries has applied for approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank Subsidiaries are in compliance with the foregoing requirements.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2006 Annual Report incorporated herein by reference (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2006 ,2005 and 2004

	2006			2005			2004
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$968	$38	3.93%	$361	$3	0.83%	$307	$4	1.14%
Federal funds sold	809	42	5.19	216	7	3.24	3,967	58	1.47
Securities:
Taxable	319,992	12,837	4.01	338,167	12,064	3.57	320,185	10,624	3.32
Non-taxable (tax equivalent)	140,864	7,709	5.47	139,137	7,400	5.32	97,221	5,023	5.17
Total securities	460,856	20,546	4.46	477,304	19,464	4.08	417,406	15,647	3.75
Loans and loans held for sale (1)	1,756,360	124,327	7.08	1,629,615	103,551	6.35	1,437,030	83,653	5.82
Total interest earning assets	2,218,993	144,953	6.53	2,107,496	123,025	5.84	1,858,710	99,362	5.35
Cash and due from banks	53,114	—	—	55,063	—	—	52,228	—	—
Allowance for loan losses	(16,085)	—	—	(15,522)	—	—	(18,295)	—	—
Other noninterest-bearing assets	121,749	—	—	92,297	—	—	73,372	—	—
Total assets	$2,377,771			$2,239,334			$1,966,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Now accounts	$259,666	3,944	1.52	$243,908	1,824	0.75	$244,806	1,018	0.42
Money market accounts	415,610	13,980	3.36	442,837	9,633	2.18	393,407	5,104	1.30
Savings accounts	114,787	647	0.56	123,616	531	0.43	122,239	299	0.24
Time deposits	947,577	40,965	4.32	819,341	26,052	3.18	696,013	18,602	2.67
Interest bearing deposits	1,737,640	59,536	3.43	1,629,702	38,040	2.33	1,456,465	25,023	1.72
Securities sold under agreement to repurchase	46,461	2,030	4.37	45,993	1,303	2.83	37,006	450	1.22
Federal funds purchased and other borrowed funds	128,861	6,308	4.90	114,560	4,308	3.76	71,515	1,037	1.45
Junior subordinated debentures	31,625	2,467	7.80	31,625	2,448	7.74	31,625	2,486	7.86
Note payable	7,905	489	6.19	2,910	125	4.30	1,638	43	2.63
Total interest bearing liabilities	1,952,492	70,830	3.63	1,824,790	46,224	2.53	1,598,249	29,039	1.82
Noninterest bearing deposits	254,609	—	—	253,649	—	—	227,912	—	—
Accrued interest and other liabilities	15,980	—	—	16,052	—	—	13,856	—	—
Stockholders’ equity	154,690	—	—	144,843	—	—	125,998	—	—
Total liabilities and stockholders’ equity	$2,377,771			$2,239,334			$1,966,015
Net interest income (tax equivalent)		$74,123			$76,801			$70,323
Net interest income (tax equivalent) to total earning assets			3.34%			3.64%			3.78%
Interest bearing liabilities to earnings assets	87.99%			86.59%			85.99%

(1).       Interest income from loans  is shown tax equivalent as discussed below and includes fees of $3,764,000, $3,127,000 and  $4,116,000 for 2006, 2005 and 2004 respectively.  Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other interest earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2006	2005	2004
Interest income (GAAP)	$142,029	$120,223	$97,398
Taxable equivalent adjustment - loans	226	212	206
Taxable equivalent adjustment - securities	2,698	2,590	1,758
Interest income (TE)	144,953	123,025	99,362
Less: interest expense (GAAP)	70,830	46,224	29,039
Net interest income (TE)	$74,123	$76,801	$70,323
Net interest and income (GAAP)	$71,199	$73,999	$68,359
Net interest income to total interest earning assets	3.21%	3.51%	3.68%
Net interest income to total interest earning assets (TE)	3.34%	3.64%	3.78%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax equivalent basis using a 35% rate as per the note to the analysis of average balance table on page 14.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2006 Compared to 2005			2005 Compared to 2004
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$11	$24	$35	$1	$(2)	$(1)
Federal funds sold	29	6	35	(84)	33	(51)
Securities:
Taxable	(587)	1,360	773	616	824	1,440
Tax-exempt	93	216	309	2,226	151	2,377
Loans and loans held for sale	8,426	12,350	20,776	11,821	8,077	19,898
TOTAL EARNING ASSETS	7,972	13,956	21,928	14,580	9,083	23,663

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
Interest bearing transaction accounts	125	1,995	2,120	(4)	810	806
Money market accounts	(551)	4,898	4,347	709	3,820	4,529
Savings accounts	(34)	150	116	3	229	232
Time deposits	4,522	10,391	14,913	3,598	3,852	7,450
Repurchase agreements	13	714	727	131	722	853
Federal funds purchased and other borrowed funds	585	1,415	2,000	897	2,374	3,271
Junior subordinated debentures	—	19	19	—	(38)	(38)
Note payable	290	74	364	45	37	82
INTEREST BEARING LIABILITIES	4,950	19,656	24,606	5,379	11,806	17,185
NET INTEREST INCOME	$3,022	$(5,700)	$(2,678)	$9,201	$(2,723)	$6,478

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2006		2005		2004
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities	$9,630	2.04%	$10,737	2.28%	$992	0.22%
U.S. government agencies	267,167	56.49%	302,149	64.23%	303,875	68.14%
U.S. government agency mortgage-backed	19,604	4.15%	11,522	2.45%	9,294	2.08%
States and political subdivisions	149,642	31.64%	145,971	31.03%	131,590	29.51%
Collateralized mortgage obligations	26,724	5.65%	—	0.00%	185	0.04%
Other securities	130	0.03%	52	0.01%	52	0.01%
	$472,897	100.00%	$470,431	100.00%	$445,988	100.00%

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2006:

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$—	0.00%	$4,830	3.79%	$4,800	4.01%	$—	0.00%	$9,630	3.90%
U.S. government agencies	65,556	3.66%	126,692	4.21%	62,803	5.54%	12,116	5.70%	267,167	4.45%
States and political subdivisions	5,466	3.00%	21,513	3.68%	64,593	3.57%	58,070	3.49%	149,642	3.53%
	71,022	3.61%	153,035	4.12%	132,196	4.52%	70,186	3.88%	426,439	4.12%
Mortgage-backed securities and collateralized mortgage obligations									46,328	5.42%
Other securities									130	0.12%
	$71,022	3.61%	$153,035	4.12%	$132,196	4.52%	$70,186	3.88%	$472,897	4.25%

As of December 31, 2006, net unrealized losses of $4,208,000, offset by a deferred tax benefit of $1,663,000, resulted in a decrease in equity capital of $2,545,000. As of December 31, 2005, net unrealized gains of $7,562,000, offset by deferred income taxes of $3,000,000, resulted in a decrease in equity capital of $4,562,000. At year-end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2006	2005	2004	2003	2002
Commercial and industrial	$174,964	$168,052	$170,535	$191,390	$208,535
Real estate - commercial	605,098	590,328	512,661	456,391	411,122
Real estate - construction	374,654	361,859	269,537	218,519	120,899
Real estate - residential	585,448	548,651	514,020	408,789	262,304
Installment / others	23,748	35,492	42,323	44,449	59,007
Gross loans	1,763,912	1,704,382	1,509,076	1,319,538	1,061,867
Allowance for loan losses	(16,193)	(15,329)	(15,495)	(18,301)	(15,769)
Loans, net	$1,747,719	$1,689,053	$1,493,581	$1,301,237	$1,046,098

The above loan totals include net unearned and deferred loan fees and costs.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2006:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial and industrial	$100,881	$53,151	$13,641	$6,660	$631	$174,964
Real estate - commercial	107,599	383,723	17,137	61,649	34,990	605,098
Real estate - construction	216,821	74,810	46,599	20,469	15,955	374,654
Real estate - residential	34,452	114,121	18,871	36,729	381,275	585,448
Installment / others	7,043	11,760	4,875	70	—	23,748
Total	$466,796	$637,565	$101,123	$125,577	$432,851	$1,763,912

The above loan totals include net unearned and deferred loan fees and costs; column one includes demand notes.

The Company had no concentration of loans exceeding 10% of total loans at December 31, 2006.
NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2006	2005	2004	2003	2002
Nonaccrual loans	$1,632	$3,845	$5,129	$2,265	$4,803
Loans past due 90 days or more and still accruing interest	583	2,752	116	381	641
Total nonperforming loans	2,215	6,597	5,245	2,646	5,444
Other real estate owned	48	251	—	663	131
Total nonperforming assets	$2,263	$6,848	$5,245	$3,309	$5,575

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $199,000, $334,000 and $229,000 was recorded during 2006, 2005, and 2004, respectively on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2006, 2005, and 2004, had these loans been on an accrual basis throughout the year, was approximately $325,000, $636,000, and $409,000, respectively.  There were no troubled debt restructurings for any of the five years presented in the table above.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2006	2005	2004	2003	2002
Average total loans (exclusive of loans held for sale)	1,748,328	1,617,557	1,421,483	1,183,290	969,982

Allowance at beginning of year	15,329	15,495	18,301	15,769	12,313
Charge-offs:
Commercial and industrial	243	674	402	971	752
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	73	70	18	42	25
Installment and other loans	572	305	337	463	383
Total charge-offs	888	1,049	757	1,476	1,160
Recoveries:
Commercial and industrial	151	468	688	489	462
Real estate - commercial	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	80	—	11	25	128
Installment and other loans	277	62	152	243	221
Total recoveries	508	530	851	757	811
Net charge-offs	380	519	(94)	719	349
Provision for loan losses	1,244	353	(2,900)	3,251	3,805
Allowance at end of period	16,193	15,329	15,495	18,301	15,769

Net charge-offs to average loans	0.02%	0.03%	-0.01%	0.06%	0.04%
Allowance at year end to average loans	0.93%	0.95%	1.09%	1.55%	1.63%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2006		2005		2004		2003		2002
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$2,252	9.9%	$3,332	9.9%	$5,221	11.3%	$3,728	14.5%	$6,016	19.5%
Real estate - commercial	7,403	34.3%	1,379	34.6%	1,349	34.1%	5,766	34.7%	4,500	38.8%
Real estate - construction	3,816	21.2%	8,059	21.2%	6,144	17.8%	6,080	16.5%	1,166	11.5%
Real estate - residential	751	33.2%	332	32.3%	700	34.0%	277	30.9%	500	24.7%
Installment and other loans	506	1.4%	738	2.1%	400	2.8%	1,410	3.4%	945	5.5%
Unallocated	1,465	—	1,489	—	1,681	—	1,040	—	2,642	—
Total	$16,193	100.0%	$15,329	100.0%	$15,495	100.0%	$18,301	100.0%	$15,769	100.0%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
	Amount	Amount	Amount	Amount	Amount

Deposits without a stated maturity	$1,088,579	$—	$—	$—	$1,088,579
Certificates of deposit	729,828	209,511	34,775	—	974,114
Securities sold under repurchase agreements	38,218	—	—	—	38,218
Other short-term borrowings	127,090	—	—	—	127,090
Junior subordinated debentures	—	—	—	31,625	31,625
Note payable	16,425	—	—	—	16,425
Purchase obligations	2,230	1,516	375	839	4,960
Operating leases	714	754	310	385	2,163
Total	$2,003,084	$211,781	$35,460	$32,849	$2,283,174

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2006:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$58,297	$24,637	$4,339	$5,156	$92,429
Revolving open end residential	6,145	454	1,609	124,005	132,213
Other	125,619	3,762	535	491	130,407
Financial standby letters of credit	4,744	1,638	—	—	6,382
Performance standby letters of credit	32,943	4,575	25	—	37,543
Commercial letters of credit	3,165	—	12,000	—	15,165
Total	$230,913	$35,066	$18,508	$129,652	$414,139

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

DEPOSITS

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2006:

3 months or less	$108,629
Over 3 months through 6 months	61,323
Over 6 months through 12 months	122,098
Over 12 months	90,123
$382,173

SELECTED RATIOS

The following table presents selected financial ratios as of December 31, for the years indicated:

	2006	2005	2004
Return on average total assets	0.99%	1.24%	1.34%
Return on average equity	15.29%	19.11%	20.86%
Average equity to average assets	6.51%	6.47%	6.41%
Dividend payout ratio	31.07%	24.88%	23.47%

SHORT-TERM BORROWINGS

The following table presents categories of short-term borrowings having average balances during the year greater than 30% of stockholders’ equity of the Company at the end of the year.  The information presented is as of or for the year ended December 31, for the years indicated:

	2006	2005	2004
Federal Funds Purchased
Average daily balance during the year	$74,583	$109,362	$102,084
Average interest rate during the year	5.09%	3.56%	1.13%
Maximum month-end balance during the year	$155,000	$178,000	$113,499
Balance at year-end	$54,000	$170,000	$95,899
Weighted average interest rate at year-end	5.45%	3.72%	1.28%

FHLB Advances
Average daily balance during the year	$53,808	N/A	N/A
Average interest rate during the year	5.25%	N/A	N/A
Maximum month-end balance during the year	$90,000	N/A	N/A
Balance at year-end	$70,000	N/A	N/A
Weighted average interest rate at year-end	5.38%	N/A	N/A

Repurchase Agreements
Average daily balance during the year	N/A	$45,993	$40,763
Average interest rate during the year	N/A	2.83%	1.00%
Maximum month-end balance during the year	N/A	$57,625	$39,312
Balance at year-end	N/A	$57,625	$35,161
Weighted average interest rate at year-end	N/A	3.24%	0.91%

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

Our loan portfolio generally reflects the profile of the communities in which we operate. Because we are located in growing areas, real estate lending (including commercial, residential, and construction) is a significant portion of our loan portfolio. These categories were $1.6 billion, or approximately 88.8% of our total loan portfolio, as of December 31, 2006. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, if the loans are not repaid according to their terms, the real estate securing the loans, in those cases where real estate serves as the primary collateral, may not have a value equal to the amounts owed under the loan. Declines in the local economies in our market area could have an adverse impact on our financial condition.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $175.6 million, or approximately 10.0% of our total loan portfolio, as of December 31, 2006. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

We establish our allowance for loan losses in consultation with management of our Banks and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 0.92% and as a percentage of total non-performing loans was approximately 731.06%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, the OCC and the DFPR.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

Although our common shares are traded on the Nasdaq Global Select Market, the trading in our common shares has less liquidity than many other companies traded on Nasdaq.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot assure you that volume of trading in our common shares will increase in the future.

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

As of December 31, 2006, we had $31.6 million of junior subordinated debentures that are held by Old Second Capital Trust I business trusts that we control.  Interest payments on the debentures total $2.5 million per year, which must be paid before we pay dividends on our capital stock, including our Common Stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our Common Stock.

If our Real Estate Investment Trust (REIT) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate.

If our Real Estate Investment Trust (REIT) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate.  Old Second National Bank holds certain commercial real estate loans, residential real estate loans and other loans, and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary Old Second Management, LLC which is domiciled in Delaware.  Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests.  If the REIT fails to meet any of the required provisions for REITs, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

Item 1B  Unresolved Staff Comments

None

Item 2.    Properties

The Company’s corporate headquarters and the main office of Old Second National Bank are located at 37 South River Street, Aurora, Illinois. Old Second Bank has full-service branches located in Illinois at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; Route 47 at Cross Street, Sugar Grove; 3101 Ogden Avenue, Lisle; 23 South Fourth Street, Geneva; 801 South Kirk Road, St. Charles; 1230 North Orchard Road, Aurora; 888 North LaFox, South Elgin; 1078 East Wilson Street, Batavia; 2761 Black Road, Joliet; 1015 Brookforest Drive, Shorewood and 1000 South McLean Blvd, Elgin.  Old Second Bank has trust offices at 37 South River Street in Aurora. Old Second Bank has a commercial loan office at 5024 Ace Lane in Naperville.  Old Second Bank also has residential mortgage offices in St. Charles, Sycamore and Wheaton, Illinois.

Old Second Bank-Yorkville is located at 102 East Van Emmon Street, Yorkville, with branches at 26 West Countryside Parkway in Yorkville, 6800 West Route 34 in Plano, 323 East Norris Drive in Ottawa, 410 East Church Street in Sandwich, 4040 Veteran’s Road in Ottawa and 7050 Burroughs Road in Plano. Old Second Bank-Kane County is located at 749 North Main Street in Elburn with branches at 40W422 Route 64 in Wasco, at 194 South Main Street in Burlington, 1100 South County Line Road, Maple Park, 2 S 101 Harter Road, Kaneville, 1810 DeKalb Avenue, Sycamore and 1000A South State Street, Hampshire.

All Banks have onsite 24 hour Automatic Teller Machines (“ATMs”). Old Second National Bank also has thirty-four offsite ATMs, Yorkville has two offsite ATMs, and Kane has one offsite ATM.  Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

The Company or its subsidiaries own the land and buildings for all of the locations listed above except the following; 23 South Fourth Street, Geneva, 888 North LaFox, South Elgin, 2761 Black Road, Joliet, 1015 Brookforest Road, Shorewood, 1000 South McLean Blvd, Elgin, 2S101 Harter Road, Kaneville, 1000A South State Street, Hampshire and 410 East Church Street, Sandwich which are leased offices.  The offices at 6800 West Route 34 in Plano and 4040 Veteran’s Road in Ottawa are leased spaces in Wal-Mart stores.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank – Yorkville, a wholly owned subsidiary of the Company, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois.  As a result, the Company will not record any amount of the judgment as income until all appeals have been exhausted and the matter has been concluded in the Company’s favor.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on page 51 of the 2006 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of January 31, 2007 there were in excess of 1,100 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 43 of the 2006 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note R: Capital.”

The Company paid dividends as set forth in the table incorporated by reference above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Banks, and the Banks are subject to regulatory limitations on the amount of cash dividends it may pay. See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Banks – Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $31.6 million in junior subordinated debentures to Old Second Capital Trust I in connection with its trust preferred offering. Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist. As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends and the Company expects to be able to continue to pay dividends in the future.

The following table shows certain information relating to purchases of common stock for the three months ended December 31, 2006, pursuant to our share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Remaining number of shares authorized for purchase under the plan
Oct. 1 - Oct. 31, 2006	40,000	$30.55	40,000
Nov. 1 - Nov. 30, 2006	—	—	—
Dec. 1 - Dec. 31, 2006	—	—	—
Total	40,000	$30.55	40,000	65,000

Item 6.    Selected Financial Data

The Company incorporates by reference the information contained on page 2 of the 2006 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 3 – 16 of the 2006 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on page 11 of the 2006 Annual Report (attached hereto as Exhibit 13) under the caption “Interest rate risk.”

Item 8.    Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2006 Annual Report (attached hereto as Exhibit 13):

Annual Report Page No.
Consolidated Balance Sheets	17
Consolidated Statements of Income	18
Consolidated Statements of Cash Flows	19
Consolidated Statements of Changes in Stockholders’ Equity	20
Notes to Consolidated Financial Statements	21-48
Independent Registered Public Accounting Firms’ Reports	49-50

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or a reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria specified.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc and Subsidiaries

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Old Second Bancorp, Inc. (a Delaware corporation) and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Old Second Bancorp, Inc and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Old Second Bancorp, Inc and Subsidiaries, maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Old Second Bancorp, Inc and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 14, 2007, expressed an unqualified opinion on those financial statements.

Chicago, Illinois

March 14, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year Became Executive Officer of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 56; 1992	President and CEO of the Company

J. Douglas Cheatham	Senior Vice-President and Chief Financial Officer of the Company since May 1999.
Age 50; 1999	Previously, Mr. Cheatham was Vice-President and Chief Financial Officer of
Merchants Bancorp, Inc.

James L. Eccher	President and Chief Executive Officer of Old Second National Bank since 2003.
Age 41; 2005

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2006, except for Mr. Lindgren, a director, who filed one Form 4 late reporting the distribution of cash from the Old Second Bancorp Directors Deferred Compensation Plan.

Item 11. Executive Compensation

The Company incorporates by reference the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Election of Directors,” and under the caption “Executive Compensation.” The sections in the Proxy Statement marked “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,333,332	$22.60	236,257
Equity compensation plans not approved by security holders	—	—	—
Total	1,333,332	$22.60	236,257

Security holders approved 100,000 shares in 1994 and 250,000 shares in 2002 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Transactions with Management.”

Item 14. Principal Accountant Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “ Independent Registered Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements

 The following consolidated financial statements and related notes are incorporated by reference from the 2006 Annual Report (attached hereto as Exhibit 13).

Annual Report Page No.
Consolidated Balance Sheets	17
Consolidated Statements of Income	18
Consolidated Statements of Cash Flows	19
Consolidated Statements of Changes in Stockholders’ Equity	20
Notes to Consolidated Financial Statements	21-48
Report of Independent Registered Public Accounting Firm	49-50

(2) Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601 Table II. No.

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to the Company’s S-14 filed on January 22, 1982 and incorporated herein by reference).

3.2	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to the Company’s S-14 filed on January 22, 1982 and incorporated herein by reference).

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10 - Q filed on November 9, 2006 and incorporated herein by reference).

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference).

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003 and incorporated herein by reference)

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed herewith)

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002 and incorporated herein by reference)

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference)

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference)

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference)

10.9	Summary of fees for board of directors (filed herewith)

13.1	The Company’s 2006 Annual Report to Stockholders (filed herewith)

21.1	A list of all subsidiaries of the Company (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

DATE: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 15, 2007
William B. Skoglund

Senior Vice-President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 15, 2007
J. Douglas Cheatham

/s/ Walter Alexander	Senior Director	March 15, 2007
Walter Alexander

/s/ Edward Bonifas	Director	March 15, 2007
Edward Bonifas

/s/ Marvin Fagel	Director	March 15, 2007
Marvin Fagel

/s/ Barry Finn	Director	March 15, 2007
Barry Finn

/s/ William Kane	Director	March 15, 2007
William Kane

/s/ Mary Krasner	Director	March 15, 2007
Mary Krasner

/s/ Kenneth Lindgren	Director	March 15, 2007
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 15, 2007
Jesse Maberry

/s/ William Meyer	Director	March 15, 2007
William Meyer

/s/ D. Chet McKee	Director	March 15, 2007
D. Chet McKee

/s/ Gerald Palmer	Director	March 15, 2007
Gerald Palmer

/s/ James Carl Schmitz	Director	March 15, 2007
James Carl Schmitz

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (filed as an exhibit to the Company’s S-14 filed on January 22, 1982).	—

3.2	By-laws of Old Second Bancorp, Inc. (filed as an exhibit to the Company’s S-14 filed on January 22, 1982).	—

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10 - Q filed on November 9, 2006.	—

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).	—

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003).	—

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed herewith).	—

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002)	—

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005)	—

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005)	—

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005)	—

10.9	Summary of fees for board of directors	—

13.1	The Company’s 2006 Annual Report to Stockholders	—

21.1	A list of all subsidiaries of the Company	—

23.1	Consent of Grant Thornton LLP	—

23.2	Consent of Ernst & Young LLP	—

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	—

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	—

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—