Form 10-Q
period 2007-03-31
OLD SECOND BANCORP INC
filed 2007-05-09
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 9, 2007, the Registrant had outstanding 13,110,423 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$50,308	$80,727
Interest bearing deposits with financial institutions	604	5,493
Federal funds sold	1,491	2,305
Cash and cash equivalents	52,403	88,525
Securities available for sale	487,176	472,897
Federal Home Loan Bank and Federal Reserve Bank stock	8,783	8,783
Loans held for sale	8,426	14,378
Loans	1,776,289	1,763,912
Less: allowance for loan losses	16,249	16,193
Net loans	1,760,040	1,747,719
Premises and equipment, net	49,542	48,404
Other real estate owned	—	48
Mortgage servicing rights, net	2,957	2,882
Goodwill, net	2,130	2,130
Bank owned life insurance (BOLI)	46,344	45,861
Accrued interest and other assets	26,230	27,513
Total assets	$2,444,031	$2,459,140

Liabilities
Deposits:
Noninterest bearing demand	$259,349	$280,630
Interest bearing:
Savings, NOW, and money market	828,102	807,949
Time	978,412	974,114
Total deposits	2,065,863	2,062,693
Securities sold under repurchase agreements	51,704	38,218
Other short-term borrowings	101,702	127,090
Junior subordinated debentures	31,625	31,625
Note payable	14,975	16,425
Accrued interest and other liabilities	15,941	24,534
Total liabilities	2,281,810	2,300,585

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,682,651 at March 31, 2007 and 16,634,520 at December 31, 2006; outstanding 13,110,423 at March 31, 2007 and 13,127,292 at December 31, 2006	16,683	16,635
Additional paid-in capital	15,341	14,814
Retained earnings	197,089	193,170
Accumulated other comprehensive loss	(1,498)	(2,545)
Treasury stock, at cost, 3,572,228 shares at March 31, 2007 and 3,507,228 at December 31, 2006	(65,394)	(63,519)
Total stockholders’ equity	162,221	158,555
Total liabilities and stockholders’ equity	$2,444,031	$2,459,140

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$31,307	$28,977
Loans held for sale	129	95
Securities:
Taxable	3,895	3,184
Tax-exempt	1,324	1,232
Federal funds sold	58	3
Interest bearing deposits	16	1
Total interest and dividend income	36,729	33,492
Interest expense
Savings, NOW, and money market deposits	5,734	3,678
Time deposits	11,840	9,129
Securities sold under repurchase agreements	553	487
Other short-term borrowings	1,243	1,402
Junior subordinated debentures	617	617
Note payable	263	44
Total interest expense	20,250	15,357
Net interest and dividend income	16,479	18,135
Provision for loan losses	—	444
Net interest and dividend income after provision for loan losses	16,479	17,691
Noninterest income
Trust income	2,176	1,734
Service charges on deposits	2,050	1,956
Secondary mortgage fees	122	153
Mortgage servicing income	148	98
Net gain on sales of mortgage loans	1,098	971
Securities gains, net	482	227
Increase in cash surrender value of bank owned life insurance	483	498
Debit card interchange income	463	419
Other income	952	1,019
Total noninterest income	7,974	7,075
Noninterest expense
Salaries and employee benefits	9,912	9,531
Occupancy expense, net	1,226	1,092
Furniture and equipment expense	1,494	1,282
Amortization of core deposit intangible assets	—	89
Advertising expense	425	464
Other expense	3,528	3,690
Total noninterest expense	16,585	16,148
Income before income taxes	7,868	8,618
Provision for income taxes	2,120	2,513
Net income	$5,748	$6,105

Share and per share information:
Ending number of shares	13,110,423	13,559,075
Average number of shares	13,134,897	13,529,648
Diluted average number of shares	13,267,077	13,708,648
Basic earnings per share	$0.44	$0.45
Diluted earnings per share	0.43	0.45
Dividends paid per share	0.14	0.13

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$5,748	$6,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,186	880
Amortization of leasehold improvement	43	28
Amortization and recovery of mortgage servicing rights, net	80	98
Provision for loan losses	—	444
Origination of loans held for sale	(47,097)	(65,270)
Proceeds from sale of loans held for sale	53,992	66,536
Gain on sales of loans held for sale	(1,098)	(971)
Change in current income taxes payable	2,120	2,202
Increase in cash surrender value of bank owned life insurance	(483)	(498)
Change in accrued interest receivable and other assets	(1,520)	2,547
Change in accrued interest payable and other liabilities	(8,587)	1,778
Net premium amortization on securities	264	743
Securities gains, net	(482)	(227)
Amortization of core deposit intangible assets	—	89
Stock based compensation	156	51
Net cash provided by operating activities	4,322	14,535

Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available for sale	33,695	23,661
Proceeds from sales of securities available for sale	560	227
Purchases of securities available for sale	(46,586)	(10,090)
Purchases of Federal Home Loan Bank stock	—	(336)
Net change in loans	(12,321)	(34,546)
Net sales of other real estate owned	48	—
Net purchases of premises and equipment	(2,367)	(1,791)
Net cash used in investing activities	(26,971)	(22,875)

Cash flows from financing activities
Net change in deposits	3,170	69,201
Net change in securities sold under repurchase agreements	13,486	(12,445)
Net change in other short-term borrowings	(25,388)	(66,392)
Proceeds from note payable	2,050	—
Repayment of note payable	(3,500)	—
Proceeds from exercise of stock options	277	590
Tax benefit from stock options exercised	142	257
Dividends paid	(1,835)	(1,755)
Purchase of treasury stock	(1,875)	—
Net cash used in financing activities	(13,473)	(10,544)
Net change in cash and cash equivalents	(36,122)	(18,884)
Cash and cash equivalents at beginning of period	88,525	65,115
Cash and cash equivalents at end of period	$52,403	$46,231

Supplemental cash flow information
Income taxes paid	$—	$310
Interest paid for deposits	17,377	11,957
Interest paid for debt	2,689	2,357
Changes in dividends declared not paid	6	8

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2006.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note A to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement provided the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occurred; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which were identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elected to subsequently measure at fair value; and 5) requires a separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  Management continues to use the amortization method as illustrated in Note 5 and the adoption of this statement had no impact on the consolidated financial position or results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized  as  a  benefit only if it is “more likely than not” that the tax  position  would  be  sustained  in  a  tax  examination, with a tax  examination  being  presumed  to  occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois.  The Company is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).  This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The adoption of this issue had no material impact on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The Company has not completed its evaluation of the impact of adopting this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company has not completed its evaluation of the impact of adopting EITF 06-4.

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP.  Statement 159 allows all entities (including not-for-profit organizations, with certain modifications) to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety.  In addition, unrealized gains and losses will be reported in earnings at each reporting date.  The Statement also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option (“FVO”).  Note that the Company will be required to adopt Statement 157, Fair Value Measurements, no later than the adoption of Statement 159.  Statement 159 is effective as of January 1, 2008.  Earlier application is permitted for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007, but requires concurrent adoption of Statement 157.  Early adoption must be made no later than 120 days after the beginning of the entity’s fiscal year of adoption and prior to issuance of any financial statements for an interim period where the FVO will be adopted.  The Company has not completed its evaluation of the impact of adoption of this standard and chose not to early adopt Statement 159.

Note 2 — Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007:
U.S. Treasury	$10,015	$—	$(322)	$9,693
U.S. government agencies	258,814	99	(2,144)	256,769
U.S. government agency mortgage-backed	26,874	84	(158)	26,800
States and political subdivisions	161,578	949	(929)	161,598
Collateralized mortgage obligations	32,321	72	(129)	32,264
Other securities	52	—	—	52
	$489,654	$1,204	$(3,682)	$487,176
December 31, 2006:
U.S. Treasury	$10,014	$—	$(384)	$9,630
U.S. government agencies	270,439	53	(3,325)	267,167
U.S. government agency mortgage-backed	19,775	31	(202)	19,604
States and political subdivisions	149,843	925	(1,126)	149,642
Collateralized mortgage obligations	26,904	2	(182)	26,724
Other securities	130	—	—	130
	$477,105	$1,011	$(5,219)	$472,897

Recognition of other than temporary impairment was not necessary in the first quarter of 2007.  The change in value was related to interest rate fluctuations and was not related to credit quality deterioration.  An increase in rates will generally cause a decrease in the value of individual securities while a decrease in rates typically results in an increase in value.  The Company has the ability and intent to hold all securities until recovery.

Note 3 — Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2007	2006
Commercial and industrial	$169,216	$175,621
Real estate - commercial	613,750	605,098
Real estate - construction	395,764	374,654
Real estate - residential	572,483	586,959
Installmentt	26,569	23,326
	1,777,782	1,765,658
Net deferred loan fees and costs	(1,493)	(1,746)
	$1,776,289	$1,763,912

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses during the quarter ended March 31 were as follows:

	2007	2006
Balance at beginning of period	$16,193	$15,329
Provision for loan losses	—	444
Loans charged-off	(86)	(46)
Recoveries	142	164
Balance at end of period	$16,249	$15,891

Note 5 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights during the quarter ended March 31 were as follows:

	2007	2006
Balance at beginning of period	$3,032	$2,271
Additions	155	285
Amortization	(190)	(98)
Balance at end of period	2,997	2,458

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(150)	—
Recovery credited to expense	110	—
Balance at end of period	(40)	—
Net balance	$2,957	$2,458

Note 6 — Deposits

Major classifications of deposits as of March 31, 2007, and December 31, 2006, were as follows:

	2007	2006
Noninterest bearing	$259,349	$280,630
Savings	108,361	104,229
NOW accounts	245,032	257,505
Money market accounts	474,709	446,215
Certificates of deposit of less than $100,000	589,178	591,941
Certificates of deposit of $100,000 or more	389,234	382,173
	$2,065,863	$2,062,693

Note 7 —Borrowings

The following table is a summary of borrowings as of March 31, 2007, and December 31, 2006:

	2007	2006
Securities sold under repurchase agreements	$51,704	$38,218
Federal funds purchased	31,000	54,000
FHLB advances	70,000	70,000
Treasury tax and loan	702	3,090
Junior subordinated debentures	31,625	31,625
Note payable	14,975	16,425
	$200,006	$213,358

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at March 31, 2007 and December 31, 2006.

The Company borrowings at the Federal Home Loan Bank (“FHLB”) are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these advances were collateralized by FHLB stock of $5.5 million and loans totaling $178.5 million at March 31, 2007.  FHLB stock of $5.5 million and loans totaling $170.4 million were pledged as of December 31, 2006.  As of March 31, 2007, a short-term FHLB advance of $40 million that has a floating rate of six basis points above the FHLB federal funds rate was scheduled to mature on April 30, 2007.  This floating rate advance can also be prepaid without fee with two-business days notice.  A new one-month FHLB advance with the same terms replaced the April 30, 2007 advance that matured.  As of March 31, 2007, a fixed-rate FHLB advance of $30 million was scheduled to mature on March 10, 2008.

At March 31, 2007 and December 31, 2006, respectively, the quarter to date average balance of short-term borrowings totaled $92.7 million at a weighted average rate of 5.4% and $100.5 million at a weighted average rate of 2.36%, which included a $961,000 reduction in the estimated accrual for other short-term borrowings.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits.  The Company is allowed to hold these deposits for the Federal Reserve until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of March 31, 2007, and December 31, 2006, the TT&L deposits were $702,000 and $3.1 million, respectively.

The Company had a $20 million line of credit available with M&I Marshall & Ilsley Bank under which there were outstanding balances of $16.4 million as of December 31, 2006 and $15.0 million as of March 31, 2007.  A revolving business note dated April 30, 2006 secures the line of credit and that note is guaranteed by the Company.  The note provides that any outstanding principal will bear interest at the rate of 0.90 percentage points over the British Bankers Association one month LIBOR rate.  This line matured on April 29, 2007 and was renewed through April 29, 2008.  The line was increased to $30 million at maturity with all other terms substantially unchanged.  This borrowing facility is for general corporate purposes and has primarily been used to repurchase common stock.

Note 8— Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company after a period of five years.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements.  The debentures that were issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures.

Note 9— Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 210,073 at March 31, 2007 and 236,257 at December 31, 2006.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $156,409 in the first quarter of 2007 and $50,629 in the first quarter of 2006.  The total income tax benefit was $54,743 in the first quarter of 2007 and $17,720 in the first quarter of 2006.

No options were issued during the first quarter of 2007.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $492,305 as of March 31, 2007, and is expected to be recognized over a weighted-average period of 2.75 years.  There was no unrecognized compensation cost related to nonvested stock options granted as of March 31, 2006.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
March 31, 2007:
Beginning outstanding	682,411	$22.60
Granted	—	—
Exercised	(21,947)	12.65
Expired	—	—
Ending outstanding	660,464	$22.93	6.43	$2,950,770

Exercisable at end of quarter	586,464	$22.02	5.91	$3,083,970

March 31, 2006:
Beginning outstanding	655,613	$21.71
Granted	—	—
Exercised	(39,002)	15.16
Expired	—	—
Ending outstanding	616,611	$22.13	6.92	$6,794,838

Exercisable at end of quarter	616,611	$21.61	6.68	$6,794,838

A summary of stock option activity as of the first quarter of each year is as follows:

	March 31, 2007	March 31, 2006

Intrinsic value of options exercised	$634,728	$1,238,490
Cash received from option exercises	277,739	591,188
Tax benefit realized from option exercises	141,886	256,797
Weighted average fair value of options granted	—	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  There were 26,184 shares issued during the first quarter of 2007 and none in the first quarter of 2006.  These shares are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.

These shares vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock is as follows:

	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	20,423	$31.27	20,406	$31.34
Granted	26,184	29.20	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at March 31	46,607	$30.11	20,406	$31.34

Total unrecognized compensation cost of restricted shares is $1,014,115 as of March 31, 2007, which is expected to be recognized over a weighted-average period of 2.33 years.  Total unrecognized compensation cost of restricted shares was $550,816 as of March 31, 2006, which was expected to be recognized over a weighted-average period of 2.67 years.  There were no restricted shares vested during the quarters ended March 31, 2007 or 2006.

Note 10 — Earnings Per Share

Earnings per share is included below as of March 31 (share data not in thousands):

	2007	2006
Basic earnings per share:
Weighted-average common shares outstanding	13,134,897	13,529,648
Net income available to common stockholders	$5,748	$6,105
Basic earnings per share	$0.44	$0.45
Diluted earnings per share:
Weighted-average common shares outstanding	13,134,897	13,529,648
Dilutive effect of restricted shares	10,075	20,406
Dilutive effect of stock options	122,105	158,594
Diluted average common shares outstanding	13,267,077	$13,708,648
Net income available to common stockholders	$5,748	$6,105
Diluted earnings per share	$0.43	$0.45

Number of antidilutive options excluded from the diluted earnings per share calculation	280,000	137,000

Note 11 — Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income as of March 31:

	2007	2006

Unrealized holding gains (losses) on available for sale securities arising during the period	$2,212	$(1,493)
Related tax (expense) benefit	(875)	809
Holding gains (losses) after tax	1,337	(684)

Less: Reclassification adjustment for the gains realized during the period
Realized gains	482	227
Income tax expense on net realized gains	(192)	(90)
Net realized gains after tax	290	137
Total other comprehensive income (loss)	$1,047	$(821)

Note 12 — Retirement Plans

The Company had a tax-qualified noncontributory defined benefit retirement plan covering substantially all full-time and regular part-time employees of the Company.  Generally, benefits were based on years of service and compensation.  As of December 31, 2005, the defined benefit plan was terminated.  All amounts due were paid to participants of the defined benefit plan between September and December of 2006.

The below table illustrates plan information as of March 31, 2006.  The key assumptions at that time included a 5.25% discount rate with a 5.0% return on assets:

2006
Service cost	$—
Interest cost	181
Expected return on plan assets	(178)
Amortization of transition obligation / (asset)	—
Amortization of prior service cost	—
Recognized net actuarial (gain) / loss	—
Net periodic benefit cost	$3

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $447,000 and $595,000 in the first quarters of 2007 and 2006, respectively, as the Company lowered its discretionary profit sharing contribution in 2007.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  The Company currently provides financial services through its three subsidiary banks at its thirty—one banking locations.  Old Second Financial, Inc. provides insurance products.  The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, also engages in trust operations.

The Company completed a review of overlap in market areas serviced by its banking locations.  Due in large part to the findings of this analysis, management announced on April 17, 2007 that three leased branch locations would be closed after completion of the appropriate regulatory processes.  The Company also recently announced that it was seeking regulatory approval to combine its two existing state bank charters, Old Second Bank — Kane County and Old Second Bank — Yorkville, into its national bank charter, The Old Second National Bank of Aurora, and rename the combined entity “Old Second National Bank.”  The Company expects to complete this consolidation early in the third quarter of 2007.

The Company additionally announced a tender offer on April 17, 2007 to purchase up to 833,333 shares, or approximately 6.4%, of the outstanding common stock at the price of $30.00 per share.  The tender offer is set to expire on May 15, 2007, although it may be extended by the Company.  If the Company purchases all 833,333 shares that it has offered to purchase, the total purchase price will be approximately $25,000,000.  The Company will finance the tender offer from the aggregate net proceeds of a private placement of $25.0 million of aggregate face value trust preferred securities issued by a trust established by the Company.  The private placement of trust preferred securities closed on April 30, 2007.

Results of Operations

Net income for the first quarter of 2007 was $5.8 million, or $0.43 diluted earnings per share, compared with $6.1 million, or $0.45 diluted earnings per share, in the first quarter of 2006.  Noninterest income increased in the first quarter of 2007, but that increase was offset by a lower net interest margin and increased personnel and facility costs.  The Company made no provision for loan losses in the first quarter of 2007 whereas there was a $444,000 provision made in the first quarter of 2006.  The return on average equity decreased from 15.92% in the first three months of 2006, to 14.52% for the same period of 2007.

In comparing the first quarters of 2007 and 2006, there were securities sold in both years that affected earnings for both periods.  In the first quarter of 2006, an income tax adjustment of $175,000 and a securities gain of $227,000 added a combined two cents per share after income taxes.  In the first quarter of 2007, a securities gain of $482,000 added two cents per share after income taxes.

Net Interest Income

Net interest income decreased from $18.1 million in the first quarter of 2006 to $16.5 million in the first quarter of 2007. Average earning assets grew $67.8 million, or 3.1%, from March 31, 2006 to March 31, 2007.  Despite that growth, the net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, declined from 3.49% in the first quarter of 2006 to 3.10% in the first quarter of 2007.  The average tax-equivalent yield on earning assets increased from 6.32% to 6.72%, or by 40 basis points.  At the same time, the cost of interest-bearing liabilities increased from 3.23% to 4.13%, or by 90 basis points.

Changes in deposit funding composition continued to cause an increase in interest costs and a decline of the net interest margin in the first quarter of 2007.  The aggregate average balances of demand deposits and lower-cost sources of funds such as NOW accounts and savings accounts decreased nominally in the first quarter of 2007 as compared to the first quarter of 2006.  At the same time, deposit growth occurred primarily in higher-cost sources of funds, such as money market and time deposit accounts, which increased on average by $47.5 million, or 11.4%, and $27.3 million, or 2.87%, respectively.  Average non-deposit funding costs also increased $126,000, or 4.9%, in the first quarter of 2007 as compared to the first quarter of 2006 primarily due to a general increase in interest rates and an increase in the average note payable balance outstanding in the first quarter of 2007.  The proceeds from that note were primarily used to repurchase common stock.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components).  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and note below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2007 and 2006.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,
TAX EQUIVALENT INTEREST AND RATES
Quarters ended March 31, 2007 and 2006
(Dollar amounts in thousands - unaudited)

	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$1,427	$16	4.48%	$1,411	$1	0.28%
Federal funds sold	4,488	58	5.17	267	3	4.49
Securities:
Taxable	340,990	3,895	4.57	332,004	3,184	3.84
Non-taxable (tax equivalent)	144,454	2,037	5.64	140,375	1,895	5.40
Total securities	485,444	5,932	4.89	472,379	5,079	4.30
Loans and loans held for sale(1)	1,766,310	31,493	7.23	1,715,854	29,129	6.88
Total interest earning assets	2,257,669	37,499	6.72	2,189,911	34,212	6.32
Cash and due from banks	50,036	—	—	51,619	—	—
Allowance for loan losses	(16,220)	—	—	(15,617)	—	—
Other noninterest-bearing assets	124,827	—	—	119,026	—	—
Total assets	$2,416,312			$2,344,939

Liabilities and Stockholders’ Equity
NOW accounts	$245,485	$1,008	1.67%	$235,874	$599	1.03%
Money market accounts	466,201	4,511	3.92	418,682	2,942	2.85
Savings accounts	105,041	215	0.83	118,792	137	0.47
Time deposits	979,553	11,840	4.90	952,228	9,129	3.89
Interest bearing deposits	1,796,280	17,574	3.97	1,725,576	12,807	3.01
Securities sold under repurchase agreements	49,028	553	4.57	51,376	487	3.84
Federal funds purchased and other borrowed funds	92,684	1,243	5.36	113,373	1,402	4.95
Junior subordinated debentures	31,625	617	7.80	31,625	617	7.80
Note payable	16,896	263	6.23	3,200	44	5.50
Total interest bearing liabilities	1,986,513	20,250	4.13	1,925,150	15,357	3.23
Noninterest bearing deposits	253,838	—	—	250,135	—	—
Accrued interest and other liabilities	15,427	—	—	14,177	—	—
Stockholders’ equity	160,534	—	—	155,477	—	—
Total liabilities and stockholders’ equity	$2,416,312			$2,344,939
Net interest income (tax equivalent)		$17,249			$18,855
Net interest income (tax equivalent) to total earning assets			3.10%			3.49%
Interest bearing liabilities to earning assets	87.99%			87.91%

(1)             Interest income from loans is shown tax equivalent as discussed below and includes fees of $820,000 and $964,000 for the first quarter of 2007 and 2006, respectively.  Nonaccrual loans are included in the above stated average balances.

Note: For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2007	2006
Interest income (GAAP)	$36,729	$33,492
Taxable equivalent adjustment - loans	57	57
Taxable equivalent adjustment - securities	713	663
Interest income (TE)	37,499	34,212
Less: interest expense (GAAP)	20,250	15,357
Net interest income (TE)	$17,249	$18,855
Net interest and income (GAAP)	$16,479	$18,135
Net interest income to total interest earning assets	2.96%	3.36%
Net interest income to total interest earning assets (TE)	3.10%	3.49%

Provision for Loan Losses

The Company recorded no provision for loan losses in the first quarter of 2007 as compared to a $444,000 provision for loan losses in the first quarter of 2006.  Loan portfolio quality remained strong as nonperforming loans decreased to $1.7 million at March 31, 2007 from $7.0 million at March 31, 2006.  The decrease in nonperforming loans was primarily due to three borrowing relationships that paid off in 2006.  The ratio of the allowance for loan losses to nonperforming loans was 932.8% as of March 31, 2007, compared with 227.1% as of March 31, 2006.  Net recoveries were $56,000 and $118,000 in each of the quarters ended 2007 and 2006, respectively.

Management determines the amount to provide for in the allowance for loan losses based upon a number of factors including loan growth, the quality and composition of the loan portfolio and loan loss experience.  While the amount of nonperforming loans decreased in the first quarter of 2007, management detected a general deceleration in real estate building and development activity in 2006 from the high levels of previous years.  While borrowers have generally continued to perform on their commercial real estate obligations, management believes that the slowdown in this sector combined with the Company’s concentration in commercial real estate and construction loans represents increased risk when assessing the adequacy of the allowance for loan losses.  Despite the general softening in the real estate market, management concluded that no additional provision adjustment was necessary in the first quarter of 2007.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset on the consolidated balance sheet.

The allowance for loan losses as a percentage of total loans was 0.91% at both March 31, 2006 and 2007.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans remained at $1.6 million as of December 31, 2006 and March 31, 2007.

Past due and nonaccrual loans for the periods ended March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Nonaccrual loans	$1,598	$1,632
Interest income recorded on nonaccrual loans	1	199
Interest income which would have been accrued on nonaccrual loans	44	325
Loans 90 days or more past due and still accruing interest	144	583

Noninterest Income

Noninterest income was $8.0 million during the first quarter of 2007 and $7.1 million during the first quarter of 2006, an increase of $899,000, or 12.7%.  Trust income increased $442,000, or 25.5%, to $2.2 million in the first quarter of 2007 primarily due to more income from increased volume in estate administration activity.  Mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.4 million, an increase of $146,000, or 12.0%, from the first quarter of 2006.  The largest increase in income from mortgage operations was in net gain on sale, which resulted in part from better secondary market execution.

All of the remaining noninterest income categories increased in 2007 with the exception of the other income category and the increase in cash surrender value of bank owned life insurance.  Other income decreased in the first quarter of 2007 as compared to the first quarter of 2006 due to a nonrecurring gain on sale of property of $157,000 that was recognized in 2006.  Realized gains on sales of securities were $482,000 in the first quarter of 2007, compared with $227,000 in the first quarter of 2006.  Service charges on deposits increased $94,000, or 4.8%, to $2.1 million, which is in line with the Company’s modest deposit growth and current pricing strategies.  Interchange income from debit card usage also increased $44,000, or 10.5%, in the first quarter of 2007 as customers continue to show a preference for this payment method.

Noninterest Expense

Noninterest expense was $16.6 million during the first quarter of 2007, an increase of $437,000, or 2.7%, from $16.1 million in the first quarter of 2006.  Salaries and benefits expense was $9.9 million during the first quarter of 2007, an increase of $381,000, or 4.0%, from $9.5 million in the first quarter of 2006.  The increase in personnel expenses resulted primarily from the combination of normal annual increases in compensation rates and increased staffing levels.  The full time equivalent employee count rose from 556 at March 31, 2006 to 579 at March 31, 2007 due to the opening of five new retail branches over the course of 2006.  Management expects the employee count to decline somewhat during the remainder of 2007 as it announced on April 13, 2007 that the number of available positions within the Company is being reduced by approximately 8.5%.  While the staff reductions are expected to be mostly completed in the second quarter, management anticipates that the full effect of the savings will not be realized until the third quarter of 2007.

Net occupancy and furniture and equipment expenses increased $346,000, or 14.6%, from the first quarter of 2006 to the first quarter of 2007.  This increase was primarily attributable to the Company’s expansion and development into new markets with the five new 2006 retail locations and the related increase in facility expenses.  The Company announced on April 17, 2007 that three overlapping leased branch locations would be closed after completion of the appropriate regulatory processes.  The Company’s decision to seek regulatory approval to combine its two existing state bank charters into its national bank charter, and rename the combined entity “Old Second National Bank” early in the third quarter of 2007 is also expected to streamline administrative processes.  Other expense decreased $162,000, or 4.4%, from $3.7 million in the first quarter of 2006 to $3.5 million in the first quarter of 2007 as the Company emphasized overall cost control and review procedures.

Income Taxes

The provision for income tax as a percentage of pretax income, or effective tax rate, decreased from 29.2% as of the first quarter of 2006 to 26.9% as of the first quarter of 2007.  Increased levels of tax-exempt income from securities, including tax credits from qualified zone academy bonds, helped reduce income tax expense in the first quarter of 2007.  The increased levels of tax-exempt income from securities was due to a 24 basis point increase in tax-equivalent yield combined with a 2.9% increase in average tax-exempt securities held by the Company as of March 31, 2007 compared to March 31, 2006.  The reduction in effective tax rate was primarily attributable, however, to the formation of a real estate investment trust (“REIT”) in the third quarter of 2006 for the purpose of holding certain commercial real estate loans, residential real estate loans and other loans, as well as mortgage-backed investment securities, that were previously held by our main bank subsidiary.  In addition to income tax benefits, which lowered the effective tax rate, the REIT ownership structure also provides the Company with an alternate vehicle for raising future capital as desired.

Financial Condition

Assets

Total assets were $2.44 billion as of March 31, 2007, compared with $2.46 billion as of December 31, 2006.  Loans and securities available for sale grew $12.4 million and $14.3 million, respectively, during the first quarter of 2007, while cash and noninterest bearing due from banks declined $30.4 million.

Loans

Total loans were $1.78 billion as of March 31, 2007, an increase of $12.4 million from $1.76 billion as of December 31, 2006.  The largest changes by loan type included increases in commercial real estate and real estate construction loans of $8.7 million and $21.1 million, respectively, and a decrease of $14.5 million in residential loans.

The loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company is located in growing areas with significant open space, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio.  These categories comprised 89.1% of the portfolio as of March 31, 2007 and 88.8% of the portfolio as of December 31, 2006.

Securities

Securities available for sale totaled $487.2 million as of March 31, 2007, an increase of $14.3 million, or 3.0%, from $472.9 million as of December 31, 2006.  The largest category increase was in bank-qualified state and political subdivision securities, which increased $12.0 million, or 8.0%, in the first quarter of 2007.  The net unrealized losses, net of deferred tax benefit, in the portfolio decreased from a net unrealized loss of $2.5 million as of December 31, 2006 to a net unrealized loss of $1.5 million as of March 31, 2007.

Deposits and Borrowings

Total deposits increased $3.2 million during the first quarter of 2007, to $2.07 billion as of March 31, 2007.  Demand deposits decreased $21.3 million, to $259.3 million.  The largest growth category of deposits at first quarter end 2007 was money market deposit accounts, which increased by $28.5 million, from $446.2 million to $474.7 million.  Time deposits increased $4.3 million from $974.1 million to $978.4 million at March 31, 2007.

Depositors generally shifted out of demand and NOW accounts into money market accounts and certificates of deposit.  The money market account offers the customer the advantage of liquidity while earning a higher rate of interest than a demand or NOW account and certificates of deposit allow the customer to lock in a fixed rate of interest for a period of time.  This deposit shift contributed to a higher cost of funds and had a negative impact on the net interest margin.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, declined from 3.49% in the first quarter of 2006 to 3.10% in the first quarter of 2007.  In comparing the first quarter of 2007 to the first quarter of 2006, the average cost of interest bearing funds increased 90 basis points.

Securities sold under repurchase agreements, which are typically of short-term duration, increased $13.5 million, or 35.3%, to $51.7 million as of March 31, 2007, from $38.2 million as of December 31, 2006.  Other short-term borrowings decreased $25.4 million during the first quarter of 2007 to $101.7 million, primarily due to a decrease in Federal Funds purchased of $23.0 million.  The note payable also decreased to $15.0 million at March 31, 2007 from $16.4 million at December 31, 2006.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and its subsidiary banks were categorized as well capitalized as of March 31, 2007.  The accompanying table shows the capital ratios of the Company and The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, as of March 31, 2007 and December 31, 2006.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007:
Total capital to risk weighted assets Consolidated	$208,307	10.86%	$153,449	8.00%	$191,811	10.00%
Old Second National Bank	152,179	11.37	107,074	8.00	133,843	10.00
Tier 1 capital to risk weighted assets Consolidated	192,067	10.02	76,673	4.00	115,010	6.00
Old Second National Bank	141,091	10.54	53,545	4.00	80,317	6.00
Tier 1 capital to average assets Consolidated	192,067	7.96	96,516	4.00	120,645	5.00
Old Second National Bank	141,091	8.42	67,027	4.00	83,783	5.00

December 31, 2006:
Total capital to risk weighted assets Consolidated	$205,640	10.82%	$152,044	8.00%	$190,055	10.00%
Old Second National Bank	148,894	11.31	105,318	8.00	131,648	10.00
Tier 1 capital to risk weighted assets Consolidated	189,456	9.97	76,010	4.00	114,016	6.00
Old Second National Bank	137,802	10.46	52,697	4.00	79,045	6.00
Tier 1 capital to average assets Consolidated	189,456	7.90	95,927	4.00	119,909	5.00
Old Second National Bank	137,802	8.36	65,934	4.00	82,417	5.00

As discussed in the overview section of Item 2, the Company announced a tender offer on April 17, 2007. The Company will finance that tender offer from the aggregate net proceeds of a private placement of $25.0 million of aggregate face value trust preferred securities issued by a trust established by the Company.  The private placement of trust preferred securities closed on April 30, 2007.  Subject to specific limitations, trust preferred securities are includable as either Tier 1 or Tier 2 capital by the regulatory authorities.  The Company expects to remain well capitalized after the transaction.

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

Net cash inflows from operating activities were $4.3 million in the first three months of 2007, compared with net cash inflows of $14.5 million in the first three months of 2006.  Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a significant source of inflow for 2007.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of operating cash inflow in 2006, whereas these items were an outflow in 2007.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $27.0 million in the three months ended March 31, 2007, compared to $22.9 million a year earlier.  In the first three months of 2007, securities transactions accounted for a net outflow of $12.3 million, and net principal disbursed on loans accounted for net outflows of $12.3 million.  In the first three months of 2006, securities transactions accounted for a net inflow of $13.8 million, and net principal disbursed on loans accounted for net outflows of $34.5 million.  Cash outflows for property and equipment were $2.4 million in 2007 compared to $1.8 million in the first quarter of 2006.

Cash outflows from financing activities in the first three months of 2007, were $13.5 million, which included increases in deposits and repurchase agreements of $3.2 million and 13.5 million respectively.  In the same period of 2007, other short-term borrowings decreased $25.4 million.  This compares with a net cash outflow of $10.5 million a year earlier, which included an increase in deposits of $69.2 million, offset by net decreases in securities sold under agreement to repurchase and other short-term borrowings of $12.4 million and $66.4 million, respectively.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

March 31, 2007	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with financial institutions	$604	$—	$—	$—	$—	$—	$604
Average interest rate	5.13%	0.00%	0.00%	0.00%	0.00%	0.00%	5.13%

Federal funds sold	$1,491	$—	$—	$—	$—	$—	$1,491
Average interest rate	5.10%	0.00%	0.00%	0.00%	0.00%	0.00%	5.10%

Securities (including FHLB/FRB stock)	$93,035	$60,717	$15,337	$36,313	$13,836	$276,721	$495,959
Average interest rate	3.71%	3.83%	4.27%	4.65%	3.97%	4.66%	4.36%

Fixed rate loans (including loans held for sale)	$116,069	$131,960	$145,924	$198,183	$191,054	$119,656	$902,846
Average interest rate	6.68%	6.05%	6.10%	6.38%	6.97%	6.54%	6.47%

Adjustable rate loans	$355,561	$66,205	$23,227	$2,283	$7,507	$427,086	$881,869
Average interest rate	8.77%	8.14%	7.91%	8.31%	7.92%	6.51%	7.60%
Total	$566,760	$258,882	$184,488	$236,779	$212,397	$823,463	$2,282,769

Interest-bearing Liabilities
Interest-bearing deposits	$1,333,765	$159,441	$30,306	$11,542	$7,981	$263,479	$1,806,514
Average interest rate	4.46%	4.76%	4.58%	4.49%	4.96%	1.43%	4.05%

Short-term borrowing	$153,406	$—	$—	$—	$—	$—	$153,406
Average interest rate	5.19%	0.00%	0.00%	0.00%	0.00%	0.00%	5.19%

Note payable	$14,975	$—	$—	$—	$—	$—	$14,975
Average interest rate	6.22%	0.00%	0.00%	0.00%	0.00%	0.00%	6.22%

Junior subordinated debentures(1)	$—	$—	$—	$—	$—	$31,625	$31,625
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.80%	7.80%
Total	$1,502,146	$159,441	$30,306	$11,542	$7,981	$295,104	$2,006,520

Period gap	$(935,386)	$99,441	$154,182	$225,237	$204,416	$528,359	$276,249
Cumulative gap	(935,386)	(835,945)	(681,763)	(456,526)	(252,110)	276,249

(1)                   Refer to Note 8 to the financial statements for additional information on discretionary call date options versus stated maturity.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.   Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2006.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 1 - January 31, 2007	25,000	$28.86	25,000
February 1 - February 28, 2007	35,000	28.98	35,000
March 1 - March 31, 2007	5,000	28.05	5,000
Total	65,000	$28.86	65,000	None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 17, 2007.  At the meeting, stockholders voted to elect four nominees to the board of directors having staggered terms of service and to ratify the selection of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

At the meeting, the stockholders elected Edward Bonifas, Mary Krasner, William Meyer and William Scoglund to serve as directors with their terms expiring in 2010.  J. Douglas Cheatham, James Eccher, D. Chet McKee, Gerald Palmer, and James Schmitz will continue as directors with their terms expiring in 2009.  Marvin Fagel, Barry Finn, William Kane, Kenneth Lindgren and Jesse Mayberry will continue as directors with their terms expiring in 2008.  The stockholders also approved the ratification of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth in the following tables:

1. Election of directors for terms expiring in 2010:

NOMINEE	FOR	WITHHOLD
Edward Bonifas	11,204,577	316,471
Mary Krasner	11,108,631	412,411
William Meyer	11,196,561	324,487
William Skoglund	11,176,550	344,498

2. Ratification of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2007:

FOR	AGAINST	ABSTAIN
11,453,681	22,007	45,360

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibits:
10.1

Indenture between Old Second Bancorp, Inc. as issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2007 (filed as exhibit 99 (b) (2) to Old Second Bancorp, Inc.’s Amendment No. 1 to Schedule TO filed with the Securities and Exchange Commission on May 2, 2007 and incorporated herein by reference).

10.2	Promissory note made to the benefit of M & I Marshall & Ilsley Bank (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: May 9, 2007