Form 10-Q
period 2007-06-30
OLD SECOND BANCORP INC
filed 2007-08-09
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   ☐         No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 1, 2007, the Registrant had outstanding 12,145,838 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$64,453	$80,727
Interest bearing deposits with financial institutions	126	5,493
Federal funds sold	18,561	2,305
Cash and cash equivalents	83,140	88,525
Securities available for sale	504,648	472,897
Federal Home Loan Bank and Federal Reserve Bank stock	8,946	8,783
Loans held for sale	13,649	14,378
Loans	1,832,220	1,763,912
Less: allowance for loan losses	16,749	16,193
Net loans	1,815,471	1,747,719
Premises and equipment, net	49,452	48,404
Other real estate owned	—	48
Mortgage servicing rights, net	2,842	2,882
Goodwill, net	2,130	2,130
Bank owned life insurance (BOLI)	46,968	45,861
Accrued interest and other assets	28,365	27,513
Total assets	$2,555,611	$2,459,140

Liabilities
Deposits:
Noninterest bearing demand	$258,946	$280,630
Interest bearing:
Savings, NOW, and money market	853,263	807,949
Time	984,550	974,114
Total deposits	2,096,759	2,062,693
Securities sold under repurchase agreements	56,123	38,218
Other short-term borrowings	167,692	127,090
Junior subordinated debentures	57,399	31,625
Note payable	16,660	16,425
Accrued interest and other liabilities	26,603	24,534
Total liabilities	2,421,236	2,300,585

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,691,317 at June 30, 2007 and 16,634,520 at December 31, 2006; outstanding 12,145,838 at June 30, 2007 and 13,127,292 at December 31, 2006	16,691	16,635
Additional paid-in capital	15,692	14,814
Retained earnings	201,001	193,170
Accumulated other comprehensive loss	(4,260)	(2,545)
Treasury stock, at cost, 4,545,479 shares at June 30, 2007 and 3,507,228 at December 31, 2006	(94,749)	(63,519)
Total stockholders’ equity	134,375	158,555
Total liabilities and stockholders’ equity	$2,555,611	$2,459,140

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and dividend income
Loans, including fees	$32,873	$30,700	$64,180	$59,677
Loans held for sale	218	131	347	226
Securities:
Taxable	4,028	3,167	7,923	6,351
Tax-exempt	1,425	1,259	2,749	2,491
Federal funds sold	79	—	137	3
Interest bearing deposits	8	1	24	2
Total interest and dividend income	38,631	35,258	75,360	68,750
Interest expense
Savings, NOW, and money market deposits	5,798	4,152	11,532	7,830
Time deposits	12,104	9,828	23,944	18,957
Securities sold under repurchase agreements	665	507	1,218	994
Other short-term borrowings	1,907	2,011	3,150	3,413
Junior subordinated debentures	907	616	1,524	1,233
Note payable	200	54	463	98
Total interest expense	21,581	17,168	41,831	32,525
Net interest and dividend income	17,050	18,090	33,529	36,225
Provision for loan losses	588	400	588	844
Net interest and dividend income after provision for loan losses	16,462	17,690	32,941	35,381
Noninterest income
Trust income	2,233	2,053	4,409	3,787
Service charges on deposits	2,166	2,047	4,216	4,003
Secondary mortgage fees	197	159	319	312
Mortgage servicing income	168	117	316	215
Net gain on sales of mortgage loans	1,219	935	2,317	1,906
Securities gains, net	—	191	482	418
Increase in cash surrender value of bank owned life insurance	570	516	1,053	1,014
Debit card interchange income	519	295	982	714
Other income	1,064	1,052	2,016	2,071
Total noninterest income	8,136	7,365	16,110	14,440
Noninterest expense
Salaries and employee benefits	9,779	8,926	19,691	18,457
Occupancy expense, net	1,255	1,098	2,481	2,190
Furniture and equipment expense	1,582	1,258	3,076	2,540
Amortization of core deposit intangible assets	—	88	—	177
Advertising expense	415	512	840	976
Other expense	3,801	3,765	7,329	7,455
Total noninterest expense	16,832	15,647	33,417	31,795
Income before income taxes	7,766	9,408	15,634	18,026
Provision for income taxes	2,040	3,042	4,160	5,555
Net income	$5,726	$6,366	$11,474	$12,471

Share and per share information:
Ending number of shares	12,145,838	13,412,575	12,145,838	13,412,575
Average number of shares	12,622,032	13,524,276	12,877,048	13,526,947
Diluted average number of shares	12,766,424	13,700,186	13,019,565	13,704,869
Basic earnings per share	$0.45	$0.47	$0.89	$0.92
Diluted earnings per share	0.45	0.46	0.88	0.91
Dividends paid per share	0.15	0.14	0.29	0.27

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$11,474	$12,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,390	1,799
Amortization of leasehold improvement	86	56
Amortization and recovery of mortgage servicing rights, net	240	211
Provision for loan losses	588	844
Origination of loans held for sale	(120,719)	(140,397)
Proceeds from sale of loans held for sale	123,565	141,606
Gain on sales of mortgage loans	(2,317)	(1,906)
Change in current income taxes payable	656	2,015
Increase in cash surrender value of bank owned life insurance	(1,053)	(1,580)
Change in accrued interest receivable and other assets	384	3,570
Change in accrued interest payable and other liabilities	2,090	954
Net premium amortization on securities	506	1,441
Securities gains, net	(482)	(418)
Amortization of core deposit intangible assets	—	177
Stock based compensation	329	101
Net cash provided by operating activities	17,737	20,944

Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available for sale	83,974	39,340
Proceeds from sales of securities available for sale	560	339
Purchases of securities available for sale	(119,142)	(37,437)
Purchases of Federal Home Loan Bank stock	(163)	(365)
Net change in loans	(68,340)	(42,316)
Investment in unconsolidated subsidiary	(774)	—
Purchase of bank owned life insurance	(54)	—
Net sales of other real estate owned	48	—
Net purchases of premises and equipment	(3,524)	(2,904)
Net cash used in investing activities	(107,415)	(43,343)

Cash flows from financing activities
Net change in deposits	34,066	72,743
Net change in securities sold under repurchase agreements	17,905	(14,010)
Net change in other short-term borrowings	40,602	(9,439)
Proceeds from the issuance of junior subordinated debentures	25,774	—
Proceeds from note payable	21,410	1,875
Repayment of note payable	(21,175)	—
Proceeds from exercise of stock options	420	592
Tax benefit from stock options exercised	185	257
Dividends paid	(3,664)	(3,515)
Purchase of treasury stock	(31,230)	(4,434)
Net cash provided by financing activities	84,293	44,069
Net change in cash and cash equivalents	(5,385)	21,670
Cash and cash equivalents at beginning of period	88,525	65,115
Cash and cash equivalents at end of period	$83,140	$86,785

Supplemental cash flow information
Income taxes paid	$3,513	$3,571
Interest paid for deposits	35,214	26,027
Interest paid for debt	6,344	5,263
Non-cash transfer of loans to other real estate	—	82
Changes in dividends declared not paid	(21)	120

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2006.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2007, the Financial Accounting Standards Board (FASB) issued FSP No.  FIN 39-1, Amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”  FIN 39-1 permits a reporting entity that is party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against the fair value amounts recognized against derivative instruments that had been offset under the same master netting arrangement.  This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the broader term “derivative instruments.”  FIN 39-1 applies to fiscal years beginning after November 15, 2007.  A reporting entity also must recognize the effects of initial adoption as a change in accounting principle through retrospective application for all periods presented, unless it is impracticable to do so.  The Company is in the process of assessing the impact of the adoption of this statement on the Company’s financial statements.

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

Note 2 — Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2007:
U.S. Treasury	$10,016	$—	$(477)	$9,539
U.S. government agencies	253,971	43	(2,955)	251,059
U.S. government agency mortgage-backed	58,853	2	(648)	58,207
States and political subdivisions	154,113	416	(3,046)	151,483
Collateralized mortgage obligations	34,684	6	(382)	34,308
Other securities	52	—	—	52
	$511,689	$467	$(7,508)	$504,648
December 31, 2006:
U.S. Treasury	$10,014	$—	$(384)	$9,630
U.S. government agencies	270,439	53	(3,325)	267,167
U.S. government agency mortgage-backed	19,775	31	(202)	19,604
States and political subdivisions	149,843	925	(1,126)	149,642
Collateralized mortgage obligations	26,904	2	(182)	26,724
Other securities	130	—	—	130
	$477,105	$1,011	$(5,219)	$472,897

Recognition of other than temporary impairment was not necessary in the first six months of 2007.  The change in value was related to interest rate fluctuations and was not related to credit quality deterioration.  An increase in market interest rates will generally cause a decrease in the value of individual securities while a decrease in market interest rates typically results in an increase in value.  The Company has the ability and intent to hold all securities until forecasted recovery.

Note 3 — Loans

Major classifications of loans were as follows:

	June 30, 2007	December 31, 2006
Commercial and industrial	$173,372	$175,621
Real estate - commercial	606,909	605,098
Real estate - construction	436,801	374,654
Real estate - residential	589,730	586,959
Installment	27,224	23,326
	1,834,036	1,765,658
Net deferred loan fees and costs	(1,816)	(1,746)
	$1,832,220	$1,763,912

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses as of June 30, are summarized as follows:

	2007	2006
Balance at beginning of period	$16,193	$15,329
Provision for loan losses	588	844
Loans charged-off	(225)	(344)
Recoveries	193	264
Balance at end of period	$16,749	$16,093

Note 5 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of June 30, are summarized as follows:

	2007	2006
Balance at beginning of period	$3,032	$2,271
Additions	200	661
Amortization	(390)	(211)
Balance at end of period	2,842	2,721

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(150)	—
Recovery credited to expense	150	—
Balance at end of period	—	—
Net balance	$2,842	$2,721

Note 6 — Deposits

Major classifications of deposits as of June 30, 2007 and December 31, 2006, were as follows:

	2007	2006
Noninterest bearing	$258,946	$280,630
Savings	107,645	104,229
NOW accounts	227,267	257,505
Money market accounts	518,351	446,215
Certificates of deposit of less than $100,000	606,938	591,941
Certificates of deposit of $100,000 or more	377,612	382,173
	$2,096,759	$2,062,693

Note 7 —Borrowings

The following table is a summary of borrowings as of June 30, 2007 and December 31, 2006:

	2007	2006
Securities sold under repurchase agreements	$56,123	$38,218
Federal funds purchased	84,500	54,000
FHLB advances	80,000	70,000
Treasury tax and loan	3,192	3,090
Junior subordinated debentures	57,399	31,625
Note payable	16,660	16,425
	$297,874	$213,358

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at June 30, 2007 and December 31, 2006.

The Company borrowings at the Federal Home Loan Bank (“FHLB”) are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these advances were collateralized by FHLB stock of $5.5 million and loans totaling $172.6 million at June 30, 2007.  FHLB stock of $5.5 million and loans totaling $170.4 million were pledged as of December 31, 2006.  As of June 30, 2007, a short-term FHLB advance of $50 million that has a floating rate of four basis points above the FHLB federal funds rate was scheduled to mature on July 2, 2007.  This floating rate advance can also be prepaid without fee with two-business days notice.  A new one-month FHLB advance with substantially the same terms replaced the July 2, 2007 advance that matured.  As of June 30, 2007, a 4.98% fixed-rate FHLB advance of $30 million was scheduled to mature on March 10, 2008.

At June 30, 2007 and December 31, 2006, respectively, the year to date average balance of other short-term borrowings totaled $117.2 million at a weighted average rate of 5.34% and $128.9 million at a weighted average rate of 4.90%.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits.  The Company is allowed to hold these deposits for the Federal Reserve until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of June 30, 2007, and December 31, 2006, the TT&L deposits were $3.2 million and $3.1 million, respectively.

The Company has a $30 million line of credit available with M&I Marshall & Ilsley Bank under which there were outstanding balances of $16.4 million as of December 31, 2006 and $16.7 million as of June 30, 2007.  A revolving business note dated April 30, 2007 secures the line of credit and the Company guarantees that note.  The note provides that any outstanding principal will bear interest at the rate of 0.90 percentage points over the British Bankers Association one month LIBOR rate and matures on April 29, 2008.  This borrowing facility is for general corporate purposes and has primarily been used to repurchase common stock.

Note 8— Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, they can be called in whole or in part by the Company beginning on June 30, 2008 and from time to time thereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80% and are included as interest expense in the Consolidated Statements of Income.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by its new unconsolidated subsidiary, Old Second Capital Trust II (“the Trust”) in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.766% through June 15, 2017 and float at 150 basis points over the British Bankers Association three-month LIBOR rate thereafter.  The Company issued a new $25.8 subordinated debenture to the Trust in return for the aggregate net proceeds of this trust preferred offering and to provide the primary source of financing for the common stock tender offer that was completed in May 2007.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 9— Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 210,073 at June 30, 2007 and 236,257 at December 31, 2006.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years, and new shares are generally issued upon exercise of such options.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $172,581 in the second quarter of 2007 and $328,990 in the first half of 2007.  Related income tax benefit recorded was $60,403 in the second quarter of 2007 and $115,146 in the first half of 2007.  Total compensation cost that charged against income for those plans was $50,629 in the second quarter of 2006 and $101,258 in the first half of 2006.  The related income tax benefit recorded was $17,720 in the second quarter of 2006, and $35,440 in the first half of 2006.

No options were issued during the first quarter of 2007.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $447,054 as of June 30, 2007, and is expected to be recognized over a weighted-average period of 2.5 years.  There was no unrecognized compensation cost related to nonvested stock options granted as of June 30, 2006.

A summary of stock option activity in the Incentive Plan as of June 30 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding January 1, 2007	682,411	$22.60
Granted	—	—
Exercised	(30,613)	13.75
Expired	—	—
Ending outstanding	651,798	$23.02	6.21	$4,003,605

Exercisable at end of period	577,798	$22.23	5.79	$4,006,565

Beginning outstanding January 1, 2006	655,613	$21.41
Granted	—	—
Exercised	(39,002)	15.16
Expired	—	—
Ending outstanding	616,611	$21.81	6.62	$5,666,440

Exercisable at end of period	616,611	$21.81	6.62	$5,666,440

A summary of stock option activity as of June 30 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Intrinsic value of options exercised	$108,915	$—	$465,905	$647,302
Cash received from option exercises	143,119	—	420,858	591,188
Tax benefit realized from option exercises	43,288	—	185,174	256,797
Weighted average fair value of options granted	—	—	—	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  No shares were issued during either the second quarter of 2007 or in the second quarter of 2006.  These shares are subject to forfeiture until certain restrictions have lapsed which includes, but is not limited to employment for a specific period.  These shares vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock as of June 30, 2007 and June 30, 2006 is as follows:

	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1	20,423	$31.27	20,406	$31.34
Granted	26,184	29.20	—	—
Vested	—	—	—	—
Forfeited	—	—	(1,500)	31.34
Nonvested at June 30	46,607	$30.11	18,906	$31.34

Total unrecognized compensation cost of restricted shares is $886,785 as of June 30, 2007, which is expected to be recognized over a weighted-average period of 2.17 years.  Total unrecognized compensation cost of restricted shares was $500,200 as of June 30, 2006, which was expected to be recognized over a weighted-average period of 2.50 years.  There were no restricted shares vested during the six months ended June 30, 2007 or 2006.

Note 10 — Earnings Per Share

Earnings per share is included below as of June 30 (share data not in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic earnings per share:
Weighted-average common shares outstanding	12,622,032	13,524,276	12,877,048	13,526,947
Net income available to common stockholders	$5,726	$6,366	$11,474	$12,471
Basic earnings per share	$0.45	$0.47	$0.89	$0.92
Diluted earnings per share:
Weighted-average common shares outstanding	12,622,032	13,524,276	12,877,048	13,526,947
Dilutive effect of restricted shares	10,473	18,906	10,280	18,906
Dilutive effect of stock options	133,919	157,004	132,237	159,016
Diluted average common shares outstanding	12,766,424	13,700,186	13,019,565	13,704,869
Net income available to common stockholders	$5,726	$6,366	$11,474	$12,471
Diluted earnings per share	$0.45	$0.46	$0.88	$0.91

Number of antidilutive options excluded from the diluted earnings per share calculation	280,000	211,000	280,000	211,000

Note 11 — Other Comprehensive Loss

The following table summarizes the related income tax effect for the components of Other Comprehensive Loss as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Unrealized holding (losses) on available for sale securities arising during the period	$(4,564)	$(1,892)	$(2,351)	$(3,385)
Related tax benefit	1,802	542	926	1,351
Holding (losses) after tax	(2,762)	(1,350)	(1,425)	(2,034)

Less: Reclassification adjustment for the gains realized during the period
Realized gains	—	191	482	418
Income tax expense on net realized gains	—	(76)	(192)	(166)
Net realized gains after tax	—	115	290	252
Total other comprehensive loss	$(2,762)	$(1,465)	$(1,715)	$(2,286)

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

The below table illustrates plan information as of June 30, 2006.  The key assumptions at that time included a 5.25% discount rate with a 5.0% return on assets:

2006
Service cost	$—
Interest cost	181
Expected return on plan assets	(178)
Amortization of transition obligation / (asset)	—
Amortization of prior service cost	—
Recognized net actuarial (gain) / loss	—
Net periodic benefit cost	$3

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was approximately $938,000 and $1,130,000 in the first six months of 2007 and 2006, respectively, as the Company lowered its discretionary profit sharing contribution in 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  As of June 30, 2007, the Company provided financial services through three subsidiary banks and thirty—two banking locations.  On July 1, 2007, the Company merged its two state bank charters—Old Second Bank — Kane County and Old Second Bank — Yorkville—into its national bank charter, The Old Second National Bank of Aurora, and renamed the combined entity “Old Second National Bank”.  The merger qualified as a tax-free reorganization and was accounted for as an internal reorganization.  Old Second National Bank also engages in trust operations.  Old Second Financial, Inc., a subsidiary of the Company, provides insurance products.

Results of Operations

Net income for the second quarter of 2007 was $5.7 million, or $0.45 diluted earnings per share, compared with $6.4 million, or $0.46 diluted earnings per share, in the second quarter of 2006.  Earnings for the first half of 2007 were $.88 per diluted share, on $11.5 million in net income, compared with $.91 per diluted share in the first half of 2006, on earnings of $12.5 million.  The return on average equity decreased from 16.05% in the first six months of 2006, to 14.91% for the same period of 2007.

In comparing the first half of 2007 and 2006, there were securities sold in both years that affected earnings for both periods.  The realized gains on sales of securities recorded were $482,000 and $418,000 for the first half of 2007 and 2006 respectively.  At the same time, the Company made a $588,000 provision for loan losses in the first half of 2007 whereas there was an $844,000 provision made in the first half of 2006.

Net Interest Income

Net interest income decreased from $36.2 million in the first half of 2006 to $33.5 million in the first half of 2007.  Net interest income decreased from $18.1 million in the second quarter of 2006 to $17.1 million in the second quarter of 2007.  Average earning assets grew $85.7 million or 3.9% from June 30, 2006 to June 30, 2007.  Despite that growth, the net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, declined from 3.44% in the first half of 2006 to 3.09% in the first half of 2007.  The average tax-equivalent yield on earning assets increased from 6.41% to 6.76%, or 35 basis points.  At the same time, the cost of interest-bearing liabilities increased from 3.38% to 4.16%, or 78 basis points.

Changes in deposit funding composition continued to contribute to an increase in interest costs and a decline of the net interest margin in the first half of 2007.  The average balances of demand deposits increased nominally while lower-cost sources of funds such as NOW accounts and savings accounts decreased on average by $16.2 million, or 4.5% in the first half of 2007 as compared to the first half of 2006.  At the same time, deposit growth occurred primarily in higher-cost sources of funds, such as money market and time deposit accounts, which increased on average by $65.8 million, or 16.2%, and $27.5 million, or 2.9%, respectively.

Non-deposit funding costs also increased $617,000, or 10.8%, in the first half of 2007 as compared to the first half of 2006 primarily due to a general increase in interest rates and increases in the average junior subordinated debentures and note payable balances outstanding.  The proceeds from the note payable were primarily used to repurchase common stock.  The Company issued a $25,774,000 subordinated debenture on April 30, 2007 to a new trust subsidiary.  The trust issued $25,000,000 in trust preferred securities that were part of a private placement of such securities.  The debenture, like the trust preferred securities, matures in 30 years and the securities are callable on a quarterly basis commencing June 15, 2017.  The debenture also has an interest rate equivalent to the distribution rate on the trust preferred securities, which is fixed at 6.766% through June 15, 2017 and floats at 150 basis points over the British Bankers Association three-month LIBOR rate thereafter.  The Company issued the subordinated debentures to the trust in return for the aggregate net proceeds of the trust preferred offering and to finance the tender offer that was completed in May 2007.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  These include taxable-equivalent net interest income (including its individual components) and taxable-equivalent net interest income (including its individual components) to total earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and note below for supplemental data and the corresponding reconciliation to GAAP financial measures for the six months ended June 30, 2007 and 2006.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six months ended June 30, 2007 and 2006

(Dollar amounts in thousands - unaudited)

	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest bearing deposits	$1,358	$24	3.52%	$750	$2	0.53%
Federal funds sold	5,261	137	5.18	133	3	4.49
Securities:
Taxable	343,099	7,923	4.62	326,540	6,351	3.89
Non-taxable (tax equivalent)	147,646	4,229	5.73	140,605	3,832	5.45
Total securities	490,745	12,152	4.95	467,145	10,183	4.36
Loans and loans held for sale(1)	1,794,568	64,633	7.26	1,738,183	60,016	6.96
Total interest earning assets	2,291,932	76,946	6.76	2,206,211	70,204	6.41
Cash and due from banks	49,423	—	—	50,906	—	—
Allowance for loan losses	(16,262)	—	—	(15,824)	—	—
Other noninterest-bearing assets	126,219	—	—	120,439	—	—
Total assets	$2,451,312			$2,361,732

Liabilities and Stockholders’ Equity
NOW accounts	$242,059	$1,915	1.60%	$244,296	$1,480	1.22%
Money market accounts	471,763	9,175	3.92	406,006	6,068	3.01
Savings accounts	106,465	442	0.84	120,466	282	0.47
Time deposits	978,187	23,944	4.94	950,646	18,957	4.02
Interest bearing deposits	1,798,474	35,476	3.98	1,721,414	26,787	3.14
Securities sold under repurchase agreements	54,220	1,218	4.53	49,291	994	4.07
Federal funds purchased and other borrowed funds	117,221	3,150	5.34	131,148	3,413	5.18
Junior subordinated debentures	40,454	1,524	7.53	31,625	1,233	7.80
Note payable	14,729	463	6.25	3,442	98	5.66
Total interest bearing liabilities	2,025,098	41,831	4.16	1,936,920	32,525	3.38
Noninterest bearing deposits	253,847	—	—	253,372	—	—
Accrued interest and other liabilities	17,184	—	—	14,707	—	—
Stockholders’ equity	155,183	—	—	156,733	—	—
Total liabilities and stockholders’ equity	$2,451,312			$2,361,732
Net interest income (tax equivalent)		$35,115			$37,679
Net interest income (tax equivalent) to total earning assets			3.09%			3.44%
Interest bearing liabilities to earning assets	88.36%			87.79%

(1)                                 Interest income from loans is shown tax equivalent as discussed below and includes fees of $1.7 million and $1.9 million for the first half of 2007 and 2006, respectively.  Nonaccrual loans are included in the above stated average balances.

Note: For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income (GAAP)	$38,631	$35,258	$75,360	$68,750
Taxable equivalent adjustment - loans	48	56	106	113
Taxable equivalent adjustment - securities	767	678	1,480	1,341
Interest income (TE)	39,446	35,992	76,946	70,204
Less: interest expense (GAAP)	21,581	17,168	41,831	32,525
Net interest income (TE)	$17,865	$18,824	$35,115	$37,679
Net interest income (GAAP)	$17,050	$18,090	$33,529	$36,225
Net interest income to total interest earning assets	2.94%	3.26%	2.95%	3.31%
Net interest income to total interest earning assets (TE)	3.08%	3.40%	3.09%	3.44%

Provision for Loan Losses

The Company recorded a $588,000 provision for loan losses in the first half of 2007 as compared to an $844,000 provision for loan losses in the first half of 2006.  Nonperforming loans increased to $5.2 million at June 30, 2007 from $2.2 million at December 31, 2006.  Nonperforming loans were $3.9 million at June 30, 2006.  This increase in nonperforming loans was primarily due to two borrowing relationships that were placed on nonaccrual status in the second quarter of 2007, each of which is secured by real estate.  The advance ratio of estimated collateral value to the balances outstanding on these two loans is generally considered conservative by the Company’s established loan policies.  There was no sub-prime mortgage component in the nonperforming loan category, as the Company does not originate any portfolio loans in this market sector.  The ratio of the allowance for loan losses to nonperforming loans was 320.3% as of June 30, 2007, compared with 731.06% as of December 31, 2006 and 410.33% as of June 30, 2006.  Net charge-offs were $88,000 in the second quarter of 2007 and $198,000 in the second quarter of 2006.  Net charge-offs were $32,000 and $80,000 in the first half of 2007 and 2006, respectively.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset on the Consolidated Balance Sheets.

Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Management determines the amount to provide for in the allowance for loan losses based upon a number of factors including loan growth, the quality and composition of the loan portfolio and loan loss experience.  The allowance for loan losses, as a percentage of loans outstanding, was .91% at June 30, 2007, compared to .92% at both December 31, 2006 and June 30, 2006.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans were $4.8 million at June 30, 2007 as compared to $1.6 million as of December 31, 2006, and $2.9 million at June 30, 2006.

Past due and nonaccrual loans for the periods ended June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Nonaccrual loans	$4,778	$1,632
Interest income recorded on nonaccrual loans	1	199
Interest income which would have been accrued on nonaccrual loans	297	325
Loans 90 days or more past due and still accruing interest	451	583

Noninterest Income

Noninterest income was $8.1 million during the second quarter of 2007 and $7.4 million during the second quarter of 2006, an increase of $771,000, or 10.5%.  Noninterest income was $16.1 million during the first half of 2007 and $14.4 million during the first half of 2006, an increase of $1.7 million, or 11.6%.  Trust income increased $180,000, or 8.8%, to $2.2 million in the second quarter of 2007 primarily due to increased levels of assets under management.  Trust income was $4.4 million in the first half of 2007, an increase of $622,000, or 16.4%, from the first half of 2006 due principally to increased volume in estate administration activity coupled with the increase in assets under management as reported above.  Mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.6 million, an increase of $373,000, or 30.8%, from the second quarter of 2006.  For the first half of 2007, mortgage-banking income increased $519,000, or 21.3%.  The largest increase in income from mortgage operations for both the quarter and year to date period was in net gains on sale, which resulted largely from revision to secondary market execution processes.

All of the remaining noninterest income categories increased in the second quarter 2007 with the exception of realized gains on sale of securities.  For the first half of 2007, as compared to the first half of 2006, all noninterest income categories increased with exception of the other income component.  That category decreased due to a nonrecurring gain on sale of property of $157,000 that occurred in first quarter 2006.  There were no realized gains on sales of securities in the second quarter of 2007 although $482,000 was recorded in the first half of 2007, compared with $191,000 in the second quarter of 2006, and $418,000 in the first half of 2006.  On a quarterly comparative basis, service charges on deposits increased $119,000, or 5.8% in 2007.  This same category increased $213,000, or 5.3% in the first half of 2007 in accordance with the Company’s moderate deposit growth and incremental changes to pricing strategies.  Interchange income from debit card usage also increased $268,000, or 37.5%, in the first half of 2007, as compared to the first half of 2006, as the Company increased the number of cards outstanding and customers continued to show a preference for this payment delivery channel.

Noninterest Expense

Noninterest expense was $16.8 million during the second quarter of 2007, an increase of $1.2 million, or 7.6%, from $15.6 million in the second quarter of 2006.  Noninterest expense was $33.4 million during the first half of 2007, an increase of $1.6 million, or 5.1%, from $31.8 million in the second half of 2006.

Salaries and benefits expense was $9.8 million during the second quarter of 2007, an increase of $853,000, or 9.6%, from $8.9 million in the second quarter of 2006.  In the first half of the year, salaries and benefits expense was $19.7 million in 2007 and $18.5 million in 2006, an increase of $1.2 million or 6.7%.  The Company generally experiences increases in this category due to annual increases in salary and other compensation coupled with rising health care costs, but an evaluation of 2007 events is also required to understand this component.  The full time equivalent employee (“FTE”) figure rose from 569 at June 30, 2006 to 582 at December 31, 2006.  The FTE count then declined to 546 at June 30, 2007, primarily because of the 8.5% reduction in available positions that was announced April 13, 2007.  While some of this decline resulted from a decision not to fill open positions, the largest portion resulted from employee layoffs.  All employees in the latter category received salary continuation payments based principally on length of service, and many of these payment commitments continued late into the second quarter.  Additionally, eight of the agreements governing continuation payments extended beyond June 30, 2007 and recognition of the related salary expense was accelerated into the current period since there was no ongoing service requirement.  Approximately $229,000 in second quarter salary expense was incurred as a result of the continuation payments associated with the April restructuring.

Net occupancy and furniture and equipment expenses increased $481,000, or 20.4%, from the second quarter of 2006 to the second quarter of 2007.  Net occupancy and furniture and equipment expenses increased $827,000, or 17.5%, from the first half of 2006 to the first half of 2007.  The increases for both periods are primarily attributable to the Company’s expansion and development into new markets with the five new 2006 retail locations and the resultant increase in the related facility expenses.  One new location was also opened on the western edge of Elgin in May 2007.  On April 17, 2007, the Company announced that three leased branch facilities would be closed mainly due to market overlap in locations.  These facilities will continue to provide full service through July 31, 2007 and will maintain automated teller machine access thereafter to provide continued customer convenience.  In the short term, and absent a conversion to a sublease strategy, the bulk of future savings from these closures will occur as the leases expire.  The expiration dates range from December 31, 2007, to February 23, 2008 and April 1, 2009.

On July 1, 2007, the Company merged its two state bank charters—Old Second Bank — Kane County and Old Second Bank — Yorkville—into its national bank charter, The Old Second National Bank of Aurora, and renamed the combined entity “Old Second National Bank”.  Internal reorganizations and processing consolidations from this change will occur throughout the third quarter of 2007 and management expects that the consolidation will serve to position the Company favorably to achieve additional future efficiencies.  Since the amortization of core deposit intangible assets was completed December 31, 2006, there will be favorable expense comparisons throughout 2007 for this line item.  Decreases in advertising expense were also realized for both the second quarter and the first half of 2007 in comparison to the same period in 2006.  Other expense increased less than one percent in the second quarter of 2007 as compared to second quarter of 2006, but this category decreased $126,000, or 1.7%, from $7.5 million in the first half of 2006 to $7.3 million in the first half of 2007 as the Company emphasized cost control and review procedures.

Income Taxes

The provision for income tax as a percentage of pretax income, or effective tax rate, decreased from 32.3% as of the second quarter of 2006 to 26.3% as of the second quarter of 2007.  The provision for income tax as a percentage of pretax income decreased from 30.8% as of the first half of 2006 to 26.6% as of the first half of 2007.  Increased levels of tax-exempt income from securities and bank owned life insurance helped to reduce income tax expense when comparing both the second quarter and first half of 2007 to the same period in 2006.  In addition to the increased volume of tax-exempt assets, the average tax-equivalent yield on tax-exempt securities held by the Company increased from 5.45% as of June 30, 2006 to 5.73% or 28 basis points as of June 30, 2007.  The reduction in effective tax rate was primarily attributable, however, to the formation of a real estate investment trust (“REIT”) in the third quarter of 2006 for the purpose of holding certain commercial real estate loans, residential real estate loans and other loans, as well as mortgage-backed investment securities, that were previously held by our main bank subsidiary.  In addition to income tax benefits, which lowered the effective tax rate, the REIT ownership structure also provides the Company with an alternate vehicle for raising future capital as desired.  A recent change to Illinois tax law related to the deductibility of REIT dividends is expected to eliminate the recognition of tax benefits related to this ownership structure beginning January 1, 2009.

Financial Condition

Assets

Total assets were $2.56 billion as of June 30, 2007, compared with $2.46 billion as of December 31, 2006.  Loans and securities available for sale grew $68.3 million and $31.8 million, respectively, during the first half of 2007, while cash and noninterest bearing due from banks declined $16.3 million.

Loans

Total loans were $1.83 billion as of June 30, 2007, an increase of $68.3 million from $1.76 billion as of December 31, 2006.  The largest changes by loan type included increases in commercial real estate construction loans of $62.1 million and residential real estate loans of $2.8 million, respectively.

The loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company is located in growing areas with significant open space, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio.  These categories comprised 89.2% of the portfolio as of June 30, 2007 and 88.8% of the portfolio as of December 31, 2006.

Securities

Securities available for sale totaled $504.6 million as of June 30, 2007, an increase of $31.8 million, or 6.7%, from $472.9 million as of December 31, 2006.  The largest category increase was in U.S. Government agency mortgage-backed securities, which increased $38.6 million, or 196.9%, in the first half of 2007.  U.S. Government agency bonds decreased $16.1 million in the same period in 2007, as this market sector provided a lower yield than the mortgage back alternative.  The net unrealized losses, net of deferred tax benefit, in the portfolio increased from a net unrealized loss of $2.5 million as of December 31, 2006 to a net unrealized loss of $4.3 million as of June 30, 2007.

Deposits and Borrowings

Total deposits increased $34.1 million during the first half of 2007, to $2.1 billion as of June 30, 2007.  During the same period, demand deposit and NOW accounts decreased $21.7 million, to $258.9 million, and $30.2 million, to $227.3 million, respectively.  The largest growth category of deposits during the first half of 2007 was money market deposit accounts, which increased by $72.1 million, from $446.2 million to $518.4 million.  Time deposits increased $10.4 million from $974.1 million to $984.6 million at June 30, 2007.

As observed in the first quarter of 2007, depositors generally continued to shift out of demand and NOW accounts into money market accounts and certificates of deposit.  The money market account offers the customer the advantage of liquidity while earning a higher rate of interest than a demand or NOW account and certificates of deposit allow the customer to lock in a fixed rate of interest for a period of time.  This change in deposit mix contributed to a higher cost of funds and had a negative impact on the net interest margin.  The net interest margin (tax equivalent basis) declined from 3.44% in the first half of 2006 to 3.09% in the first half of 2007.  In comparing the first half of 2007 to the first half of 2006, the average cost of interest bearing funds increased 78 basis points.

Securities sold under repurchase agreements, which are typically of short-term duration, increased $17.9 million, or 46.9%, to $56.1 million as of June 30, 2007, from $38.2 million as of December 31, 2006.  Other short-term borrowings increased $40.6 million during the first half of 2007 to $167.7 million, primarily due to an increase in Federal Funds purchased of $30.5 million.  The junior subordinated debenture category increased $25.8 million, or 81.5%, to $57.4 million in the first half of 2007.  A detailed description of the purpose, terms and use of the subordinated debenture proceeds can be found in Note 8 to the financial statements.

Capital

The Company and its three subsidiary banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and its subsidiary banks were categorized as well capitalized as of June 30, 2007.  The accompanying table shows the capital ratios of the Company and The Old Second National Bank of Aurora, the Company’s lead subsidiary bank, as of June 30, 2007 and December 31, 2006.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007:
Total capital to risk weighted assets
Consolidated	$208,741	10.56%	$158,137	8.00%	$197,671	10.00%
Old Second National Bank	155,362	11.14	111,571	8.00	139,463	10.00
Tier 1 capital to risk weighted assets
Consolidated	182,433	9.23	79,061	4.00	118,591	6.00
Old Second National Bank	143,796	10.31	55,789	4.00	83,683	6.00
Tier 1 capital to average assets
Consolidated	182,433	7.35	99,283	4.00	124,104	5.00
Old Second National Bank	143,796	8.26	69,635	4.00	87,044	5.00

December 31, 2006:
Total capital to risk weighted assets
Consolidated	$205,640	10.82%	$152,044	8.00%	$190,055	10.00%
Old Second National Bank	148,894	11.31	105,318	8.00	131,648	10.00
Tier 1 capital to risk weighted assets
Consolidated	189,456	9.97	76,010	4.00	114,016	6.00
Old Second National Bank	137,802	10.46	52,697	4.00	79,045	6.00
Tier 1 capital to average assets
Consolidated	189,456	7.90	95,927	4.00	119,909	5.00
Old Second National Bank	137,802	8.36	65,934	4.00	82,417	5.00

The Company culminated the April 17, 2007 tender offer with a purchase of 973,251 shares of common stock at the price of $30.00 per share, or $29.2 million on May 24, 2007.  The additional cost associated with the acquired treasury stock was approximately $157,000 as of June 30, 2007.  The Company financed the tender offer, in part, from the aggregate net proceeds of the private placement of $25,000,000 of aggregate face value trust preferred securities that was discussed previously in Item 2 above.  Trust preferred securities qualify as Tier 1 regulatory capital and the Company treats the maximum allowable under regulatory guidelines as Tier 1 capital and the remaining as Tier 2 regulatory capital.

The Company repurchased common shares because management believed that, given the nature of the business, assets and prospects and the market price of the common shares, coupled with the expected lower cost of capital offered by the trust preferred securities that substantially funded the repurchase of shares, the Company would be able to reduce the number of shares outstanding, which should increase earnings per share and return on equity.

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

Net cash inflows from operating activities were $17.7 million in the first six months of 2007, compared with net cash inflows of $20.9 million in the first six months of 2006.  Interest received, net of interest paid, combined with changes in other assets and liabilities provided $2.5 million of net operating cash in the first half of 2007.  These same categories provided a net inflow of $4.5 million in the first half of 2006.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $107.4 million in the six months ended June 30, 2007, compared to $43.3 million a year earlier.  In the first six months of 2007, securities transactions, including stock, accounted for a net outflow of $34.8 million, and net principal disbursed on loans accounted for net outflows of $68.3 million.  In the first six months of 2006, securities and stock transactions accounted for a net inflow of $1.9 million, and net principal disbursed on loans accounted for net outflows of $42.3 million.  Cash outflows for property and equipment were $3.5 million in 2007 compared to $2.9 million in the first half of 2006.

Cash inflows from financing activities in the first six months of 2007, were $84.3 million, which included increases in deposits and repurchase agreements of $34.1 million and $17.9 million respectively.  In the same period of 2007, other short-term borrowings increased $40.6 million.  The 2007 inflow from the issuance of subordinated debentures was more than offset by the same period purchase of treasury stock, which included but was not limited to, the repurchase of the common shares completed as a result of the previously discussed tender offer.  On a comparative basis, the cash inflows from financing activities in 2006 totaled $44.1 million.  The major movements in 2006 included an increase in deposits of $72.7 million, which was partially offset by net decreases in securities sold under agreement to repurchase and other short-term borrowings of $14.0 million and $9.4 million, respectively.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

June 30, 2007	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with financial institutions	$126	$—	$—	$—	$—	$—	$126
Average interest rate	5.17%	0.00%	0.00%	0.00%	0.00%	0.00%	5.17%

Federal funds sold	$18,561	$—	$—	$—	$—	$—	$18,561
Average interest rate	5.44%	0.00%	0.00%	0.00%	0.00%	0.00%	5.44%

Securities (including FHLB/FRB stock)	$87,267	$45,979	$41,402	$17,045	$19,309	$302,592	$513,594
Average interest rate	3.67%	3.77%	4.69%	4.53%	4.62%	4.88%	4.56%

Fixed rate loans (including loans held for sale)	$69,900	$141,584	$115,496	$215,291	$161,176	$256,284	$959,731
Average interest rate	8.75%	6.38%	6.15%	6.28%	7.00%	6.69%	6.69%

Adjustable rate loans	$225,156	$158,905	$58,529	$13,422	$6,324	$423,802	$886,138
Average interest rate	8.98%	8.25%	8.10%	8.07%	7.93%	6.55%	7.61%
Total	$401,010	$346,468	$215,427	$245,758	$186,809	$982,678	$2,378,150

Interest-bearing Liabilities
Interest-bearing deposits	$1,405,627	$140,752	$27,321	$11,023	$5,611	$247,479	$1,837,813
Average interest rate	4.38%	4.83%	4.60%	4.74%	4.95%	1.33%	4.01%

Short-term borrowing	$223,815	$—	$—	$—	$—	$—	$223,815
Average interest rate	5.23%	0.00%	0.00%	0.00%	0.00%	0.00%	5.23%

Note payable	$16,660	$—	$—	$—	$—	$—	$16,660
Average interest rate	6.22%	0.00%	0.00%	0.00%	0.00%	0.00%	6.22%

Junior subordinated debentures(1)	$—	$—	$—	$—	$—	$57,399	$57,399
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.53%	7.53%
Total	$1,646,102	$140,752	$27,321	$11,023	$5,611	$304,878	$2,135,687

Period gap	$(1,245,092)	$205,716	$188,106	$234,735	$181,198	$677,800	$242,463
Cumulative gap	(1,245,092)	(1,039,376)	(851,270)	(616,535)	(435,337)	242,463

(1)  Refer to Note 8 to the financial statements for additional information on discretionary call date options versus stated maturity.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Tender Offer Date(1)	Tender Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 17, 2007	$30.00	973,251	None

(1)  This transaction was pursuant to the publicly announced tender offer that was consummated May 24, 2007 where stockholders were paid $29,197,530.

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

At the meeting, the stockholders elected Edward Bonifas, Mary Krasner, William Meyer and William Skoglund to serve as directors with their terms expiring in 2010.  J. Douglas Cheatham, James Eccher, D. Chet McKee, Gerald Palmer, and James Schmitz will continue as directors with their terms expiring in 2009.  Marvin Fagel, Barry Finn, William Kane, Kenneth Lindgren and Jesse Mayberry will continue as directors with their terms expiring in 2008.  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth in the following table:

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

10.2

Promissory note made to the benefit of M & I Marshall & Ilsley Bank filed as exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2007 and incorporated herein by reference.

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
J. Douglas Cheatham

Executive Vice-President and
Chief Financial Officer, Director
(principal financial officer)

DATE: August 9, 2007