Form 10-Q
period 2007-09-30
OLD SECOND BANCORP INC
filed 2007-11-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
                                                                                Yes  ☐                   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 1, 2007, the Registrant had outstanding 12,145,296 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$81,562	$80,727
Interest bearing deposits with financial institutions	649	5,493
Federal funds sold	11,963	2,305
Cash and cash equivalents	94,174	88,525
Securities available for sale	518,056	472,897
Federal Home Loan Bank and Federal Reserve Bank stock	8,947	8,783
Loans held for sale	9,087	14,378
Loans	1,889,471	1,763,912
Less: allowance for loan losses	17,304	16,193
Net loans	1,872,167	1,747,719
Premises and equipment, net	49,051	48,404
Other real estate owned	—	48
Mortgage servicing rights, net	2,724	2,882
Goodwill, net	2,130	2,130
Bank owned life insurance (BOLI)	47,514	45,861
Accrued interest and other assets	27,706	27,513
Total assets	$2,631,556	$2,459,140

Liabilities
Deposits:
Noninterest bearing demand	$281,085	$280,630
Interest bearing:
Savings, NOW, and money market	912,141	807,949
Time	1,003,001	974,114
Total deposits	2,196,227	2,062,693
Securities sold under repurchase agreements	53,970	38,218
Other short-term borrowings	139,365	127,090
Junior subordinated debentures	57,399	31,625
Note payable	18,410	16,425
Accrued interest and other liabilities	23,606	24,534
Total liabilities	2,488,977	2,300,585

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 16,690,775 at September 30, 2007 and 16,634,520 at December 31, 2006; outstanding 12,145,296 at September 30, 2007 and 13,127,292 at December 31, 2006	16,691	16,635
Additional paid-in capital	15,867	14,814
Retained earnings	205,262	193,170
Accumulated other comprehensive loss	(483)	(2,545)
Treasury stock, at cost, 4,545,479 shares at September 30, 2007 and 3,507,228 at December 31, 2006	(94,758)	(63,519)
Total stockholders’ equity	142,579	158,555
Total liabilities and stockholders’ equity	$2,631,556	$2,459,140

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$33,784	$31,867	$97,964	$91,544
Loans held for sale	161	127	508	353
Securities:
Taxable	4,605	3,167	12,528	9,518
Tax-exempt	1,494	1,258	4,243	3,749
Federal funds sold	138	2	275	5
Interest bearing deposits	4	1	28	3
Total interest and dividend income	40,186	36,422	115,546	105,172
Interest expense
Savings, NOW, and money market deposits	6,603	5,031	18,135	12,861
Time deposits	12,377	10,523	36,321	29,480
Securities sold under repurchase agreements	612	517	1,830	1,511
Other short-term borrowings	1,951	2,289	5,101	5,702
Junior subordinated debentures	1,053	617	2,577	1,850
Note payable	282	146	745	244
Total interest expense	22,878	19,123	64,709	51,648
Net interest and dividend income	17,308	17,299	50,837	53,524
Provision for loan losses	600	400	1,188	1,244
Net interest and dividend income after provision for loan losses	16,708	16,899	49,649	52,280
Noninterest income
Trust income	1,863	1,707	6,272	5,494
Service charges on deposits	2,190	2,146	6,406	6,149
Secondary mortgage fees	133	201	452	513
Mortgage servicing income	156	133	472	348
Net gain on sales of mortgage loans	1,011	849	3,328	2,755
Securities gains, net	11	—	493	418
Increase in cash surrender value of bank owned life insurance	546	415	1,599	1,429
Debit card interchange income	524	464	1,506	1,341
Other income	1,166	959	3,182	2,867
Total noninterest income	7,600	6,874	23,710	21,314
Noninterest expense
Salaries and employee benefits	8,898	9,193	28,589	27,293
Loss on settlement of pension obligation	—	1,001	—	1,358
Occupancy expense, net	1,442	1,179	3,923	3,369
Furniture and equipment expense	1,647	1,418	4,723	3,958
Amortization of core deposit intangible assets	—	89	—	266
Advertising expense	399	485	1,239	1,461
Other expense	3,731	3,812	11,060	11,267
Total noninterest expense	16,117	17,177	49,534	48,972
Income before income taxes	8,191	6,596	23,825	24,622
Provision for income taxes	2,114	1,648	6,274	7,203
Net income	$6,077	$4,948	$17,551	$17,419

Share and per share information:
Ending number of shares	12,145,296	13,166,798	12,145,296	13,166,798
Average number of shares	12,145,479	13,279,824	12,630,512	13,443,668
Diluted average number of shares	12,295,282	13,451,345	12,776,660	13,619,125
Basic earnings per share	$0.50	$0.37	$1.39	$1.30
Diluted earnings per share	0.49	0.37	1.37	1.28
Dividends paid per share	0.15	0.14	0.44	0.41

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$17,551	$17,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,602	2,798
Amortization of leasehold improvement	303	83
Amortization and recovery of mortgage servicing rights, net	379	357
Provision for loan losses	1,188	1,244
Origination of loans held for sale	(169,091)	(216,975)
Proceeds from sale of loans held for sale	177,489	224,632
Gain on sales of mortgage loans	(3,328)	(2,755)
Change in current income taxes payable	196	211
Increase in cash surrender value of bank owned life insurance	(1,599)	(1,429)
Change in accrued interest receivable and other assets	(967)	2,830
Change in accrued interest payable and other liabilities	(908)	2,949
Net premium amortization on securities	635	2,002
Securities gains, net	(493)	(418)
Amortization of core deposit intangible assets	—	266
Stock based compensation	503	152
Net cash provided by operating activities	25,460	33,366

Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available for sale	122,438	97,554
Proceeds from sales of securities available for sale	560	339
Purchases of securities available for sale	(164,885)	(72,413)
Purchases of Federal Home Loan Bank stock	(164)	(365)
Net change in loans	(125,636)	(81,253)
Investment in unconsolidated subsidiary	(774)	—
Purchase of bank owned life insurance	(54)	(566)
Net sales of other real estate owned	48	168
Net purchases of premises and equipment	(4,552)	(6,132)
Net cash used in investing activities	(173,019)	(62,668)
Cash flows from financing activities
Net change in deposits	133,534	82,553
Net change in securities sold under repurchase agreements	15,752	(15,119)
Net change in other short-term borrowings	12,275	(38,101)
Proceeds from the issuance of junior subordinated debentures	25,774	—
Proceeds from note payable	23,160	10,175
Repayment of note payable	(21,175)	—
Proceeds from exercise of stock options	421	616
Tax benefit from stock options exercised	185	286
Dividends paid	(5,479)	(5,390)
Purchase of treasury stock	(31,239)	(11,958)
Net cash provided by financing activities	153,208	23,062
Net change in cash and cash equivalents	5,649	(6,240)
Cash and cash equivalents at beginning of period	88,525	65,115
Cash and cash equivalents at end of period	$94,174	$58,875
Supplemental cash flow information
Income taxes paid	$6,091	$7,022
Interest paid for deposits	54,112	40,910
Interest paid for debt	10,247	8,657
Changes in dividends declared not paid	(20)	85

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2006.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In May 2007, the Financial Accounting Standards Board (FASB) issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2007, the FASB issued FSP No.  FIN 39-1, Amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”  FIN 39-1 permits a reporting entity that is party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against the fair value amounts recognized against derivative instruments that had been offset under the same master netting arrangement.  This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the broader term “derivative instruments.”  FIN 39-1 applies to fiscal years beginning after November 15, 2007.  A reporting entity also must recognize the effects of initial adoption as a change in accounting principle through retrospective application for all periods presented, unless it is impracticable to do so.  The Company is in the process of assessing the impact of the adoption of this statement on the Company’s financial statements.

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

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115, to reduce earnings volatility caused by related assets and liabilities measured differently under GAAP.  Statement 159 allows all entities (including not-for-profit organizations, with certain modifications) to make an irrevocable instrument-by-instrument election to measure eligible items at fair value in their entirety.  In addition, unrealized gains and losses will be reported in earnings at each reporting date.  The Statement also establishes presentation and disclosure requirements that focus on providing information about the impact of electing the fair value option (“FVO”).  Statement 159 is effective as of January 1, 2008.  Earlier application is permitted for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007, but requires concurrent adoption of Statement 157.  The Company has not completed its evaluation of the impact of adoption of this standard.

Note 2 — Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2007:
U.S. Treasury	$10,017	$—	$(168)	$9,849
U.S. government agencies	251,866	398	(1,104)	251,160
U.S. government agency mortgage-backed	59,776	380	(202)	59,954
States and political subdivisions	158,557	923	(1,007)	158,473
Collateralized mortgage obligations	38,583	103	(118)	38,568
Other securities	52	—	—	52
	$518,851	$1,804	$(2,599)	$518,056
December 31, 2006:
U.S. Treasury	$10,014	$—	$(384)	$9,630
U.S. government agencies	270,439	53	(3,325)	267,167
U.S. government agency mortgage-backed	19,775	31	(202)	19,604
States and political subdivisions	149,843	925	(1,126)	149,642
Collateralized mortgage obligations	26,904	2	(182)	26,724
Other securities	130	—	—	130
	$477,105	$1,011	$(5,219)	$472,897

Recognition of other than temporary impairment was not necessary in the first nine months of 2007.  The change in value was related to interest rate fluctuations and was not related to credit quality deterioration.  An increase in market interest rates will generally cause a decrease in the value of individual securities while a decrease in market interest rates typically results in an increase in value.  The Company has the ability and intent to hold all securities until forecasted recovery.

Note 3 — Loans

Major classifications of loans were as follows:

	September 30,	December 31,
	2007	2006
Commercial and industrial	$188,416	$175,621
Real estate - commercial	671,986	605,098
Real estate - construction	400,446	374,654
Real estate - residential	605,175	586,959
Installment	25,124	23,326
	1,891,147	1,765,658
Net deferred loan fees and costs	(1,676)	(1,746)
	$1,889,471	$1,763,912

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses as of September 30, are summarized as follows:

	2007	2006
Balance at beginning of period	$16,193	$15,329
Provision for loan losses	1,188	1,244
Loans charged-off	(521)	(605)
Recoveries	444	376
Balance at end of period	$17,304	$16,344

Note 5 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of September 30, are summarized as follows:

	2007	2006
Balance at beginning of period	$3,032	$2,271
Additions	221	986
Amortization	(529)	(357)
Balance at end of period	2,724	2,900

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(150)	—
Recovery credited to expense	150	—
Balance at end of period	—	—
Net balance	$2,724	$2,900

Note 6 — Deposits

Major classifications of deposits as of September 30, 2007 and December 31, 2006, were as follows:

	2007	2006
Noninterest bearing	$281,085	$280,630
Savings	95,054	104,229
NOW accounts	271,170	257,505
Money market accounts	545,917	446,215
Certificates of deposit of less than $100,000	591,957	591,941
Certificates of deposit of $100,000 or more	411,044	382,173
	$2,196,227	$2,062,693

Note 7 — Borrowings

The following table is a summary of borrowings as of September 30, 2007 and December 31, 2006:

	2007	2006
Securities sold under repurchase agreements	$53,970	$38,218
Federal funds purchased	57,000	54,000
FHLB advances	80,000	70,000
Treasury tax and loan	2,365	3,090
Junior subordinated debentures	57,399	31,625
Note payable	18,410	16,425
	$269,144	$213,358

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at September 30, 2007 and December 31, 2006.

The Company borrowings at the Federal Home Loan Bank (“FHLB”) are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these advances were collateralized by FHLB stock of $7.8 million and loans totaling $279.2 million at September 30, 2007.  FHLB stock of $5.5 million and loans totaling $170.4 million were pledged as of December 31, 2006. The increase in loans and FHLB stock pledged as collateral was primarily due to the consolidation of collateral accounts that resulted from the merger of bank charters on July 1, 2007.  As of September 30, 2007, a short-term FHLB advance of $50 million that has a floating rate of four basis points above the FHLB federal funds effective rate was scheduled to mature on October 4, 2007.  That advance was  replaced with a 4.58% fixed-rate FHLB advance that matures on November 30, 2007.  As of September 30, 2007, a 4.98% fixed-rate FHLB advance of $30 million was scheduled to mature on March 10, 2008.

At September 30, 2007 and December 31, 2006, respectively, the year to date average balance of other short-term borrowings totaled $126.6 million at a weighted average rate of 5.31% and $128.9 million at a weighted average rate of 4.90%.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits.  The Company is allowed to hold these deposits for the Federal Reserve until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of September 30, 2007, and December 31, 2006, the TT&L deposits were $2.4 million and $3.1 million, respectively.

The Company has a $30 million line of credit available with M&I Marshall & Ilsley Bank under which there were outstanding balances of $16.4 million as of December 31, 2006 and $18.4 million as of September 30, 2007.  A revolving business note dated April 30, 2007 secures the line of credit and the Company guarantees that note.  The note provides that any outstanding principal will bear interest at the rate of 0.90 percentage points over the British Bankers Association one month LIBOR rate and matures on April 29, 2008.  This borrowing facility is for general corporate purposes and has primarily been used to repurchase common stock.

Note 8 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, they can be called in whole or in part by the Company beginning on June 30, 2008 and from time to time thereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II (“the Trust”) in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.766% through June 15, 2017 and float at 150 basis points over the British Bankers Association three-month LIBOR rate thereafter.  The Company issued a new $25.8 subordinated debenture to the Trust in return for the aggregate net proceeds of this trust preferred offering and to provide the primary source of financing for the common stock tender offer that was completed in May 2007.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 9 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 210,073 at September 30, 2007 and 236,257 at December 31, 2006.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years, and new shares are generally issued upon exercise of such options.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $174,421 in the third quarter of 2007 and $503,411 in the first nine months of 2007.  Related income tax benefit recorded was $61,047 in the third quarter of 2007 and $176,194 in the first nine months of 2007.  Total compensation cost that charged against income for those plans was $50,629 in the third quarter of 2006 and $151,887 in the first nine months of 2006.  The related income tax benefit recorded was $17,720 in the third quarter of 2006, and $53,160 in the first nine months of 2006.

No options were issued during the third quarter of 2007.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $401,803 as of September 30, 2007, and is expected to be recognized over a weighted-average period of 2.25 years.  There was no unrecognized compensation cost related to nonvested stock options granted as of September 30, 2006.

A summary of stock option activity in the Incentive Plan as of September 30 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding January 1, 2007	682,411	$22.60
Granted	—	—
Exercised	(30,613)	13.75
Expired	—	—
Ending outstanding	651,798	$23.02	5.96	$4,377,134
Exercisable at end of period	577,798	$22.23	5.54	$4,377,134

Beginning outstanding January 1, 2006	655,613	$21.41
Granted	—	—
Exercised	(42,202)	14.59
Expired	(5,000)	32.22
Ending outstanding	608,411	$21.80	6.39	$5,416,267
Exercisable at end of period	608,411	$21.80	6.39	$5,416,267

A summary of additional information related to stock option activity as of September 30 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Intrinsic value of options exercised	$—	$72,736	$465,905	$720,038
Cash received from option exercises	—	24,544	420,858	615,732
Tax benefit realized from option exercises	—	28,909	185,174	285,706
Weighted average fair value of options granted	—	—	—	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  No shares were issued during the third quarter of 2007 whereas 1,023 shares were issued in the third quarter of 2006.  These shares are subject to forfeiture until certain restrictions have lapsed which includes, but is not limited to employment for a specific period.  These shares vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock as of September 30, 2007 and September 30, 2006 is as follows:

	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1	20,423	$31.27	20,406	$31.34
Granted	26,184	29.20	1,023	30.31
Vested	—	—	—	—
Forfeited	(542)	31.34	(1,500)	31.34
Nonvested at September 30	46,065	$30.09	19,929	$31.29

Total unrecognized compensation cost of restricted shares is $757,615 as of September 30, 2007, which is expected to be recognized over a weighted-average period of 1.94 years.  Total unrecognized compensation cost of restricted shares was $449,558 as of September 30, 2006, which was expected to be recognized over a weighted-average period of 2.25 years.  There were no restricted shares vested during the nine months ended September 30, 2007 or 2006.

Note 10 — Earnings Per Share

Earnings per share is included below as of September 30 (share data not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Weighted-average common shares outstanding	12,145,479	13,279,824	12,630,512	13,443,668
Net income available to common stockholders	$6,077	$4,948	$17,551	$17,419
Basic earnings per share	$0.50	$0.37	$1.39	$1.30
Diluted earnings per share:
Weighted-average common shares outstanding	12,145,479	13,279,824	12,630,512	13,443,668
Dilutive effect of restricted shares	18,238	19,929	14,138	19,929
Dilutive effect of stock options	131,565	151,592	132,010	155,528
Diluted average common shares outstanding	12,295,282	13,451,345	12,776,660	13,619,125
Net income available to common stockholders	$6,077	$4,948	$17,551	$17,419
Diluted earnings per share	$0.49	$0.37	$1.37	$1.28

Number of antidilutive options excluded from the diluted earnings per share calculation	280,000	208,000	280,000	208,000

Note 11 — Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized holding gains on available for sale securities arising during the period	$6,257	$5,873	$3,906	$2,488
Related tax expense	(2,473)	(2,335)	(1,547)	(984)
Holding gains after tax	3,784	3,538	2,359	1,504

Less: Reclassification adjustment for the gains realized during the period
Realized gains	11	—	493	418
Income tax expense on net realized gains	(4)	—	(196)	(166)
Net realized gains after tax	7	—	297	252
Total other comprehensive income	$3,777	$3,538	$2,062	$1,252

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

The below table illustrates plan information as of September 30, 2006.  The expense for the loss on settlement of pension obligation was $1,001,000 and $1,358,000 for the third quarter and first nine months of 2006, respectively.  The key assumptions at that time included a 4.73% discount rate with a 5.0% return on assets:

2006
Service cost	$—
Interest cost	540
Expected return on plan assets	(599)
Amortization of transition obligation / (asset)	—
Amortization of prior service cost	—
Recognized net actuarial (gain) / loss	67
Net periodic benefit cost	$8

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was approximately $1,422,000 and $1,706,000 in the first nine months of 2007 and 2006, respectively, as the Company lowered its discretionary profit sharing contribution in 2007.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company has offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  As of September 30, 2007, the Company provided financial services through twenty-nine banking locations positioned throughout the six county Chicago suburban areas.  This was the first quarter of operations performed exclusively under the Old Second National Bank trade name.  As of July 1, 2007, the Company merged its two state bank charters, Old Second Bank — Kane County and Old Second Bank — Yorkville, into its renamed national bank charter.  The merger qualified as a tax-free reorganization and was accounted for as an internal reorganization.  Old Second National Bank also engages in trust operations.  Old Second Financial, Inc., a subsidiary of the Company, provides insurance products.

Recent Events

On November 5, 2007, the Company entered into an Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of Old Second, and HeritageBanc, Inc. (“Heritage”) (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, Old Second Acquisition, Inc. will be merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Following the consummation of the merger, the parties intend to merge Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank.  Under the terms of the Merger Agreement, the Company will pay an aggregate purchase price of $86.0 million to Heritage shareholders.  The purchase price will be paid 50% in cash and 50% in common shares of Old Second.  The Company will register under the Securities Act of 1933, as amended, the shares to be issued in connection with the merger.

The Company and Heritage have made customary representations and warranties about their business and covenants pending the closing of the merger, including covenants by each of the Company and Heritage to conduct its business in the ordinary course and to cause a shareholder meeting to be held to vote upon the Merger Agreement.  The transaction is expected to close either late in the first quarter or early in the second quarter of 2008, pending approval by applicable regulatory agencies and the Heritage shareholders.

Results of Operations

Net income for the third quarter of 2007 increased to $6.1 million, or $0.49 diluted earnings per share, compared with $4.9 million, or $0.37 diluted earnings per share, in the third quarter of 2006.  Earnings for the first nine months of 2007 also increased to $1.37 per diluted share, on $17.6 million in net income, compared with $1.28 per diluted share in the first nine months of 2006, on earnings of $17.4 million.  The return on average equity increased from 15.11% in the first nine months of 2006, to 15.70% for the same period of 2007.

In comparing both the third quarters and first nine months of 2007 and 2006, current year earnings were improved due to reduced expenses from nonrecurring 2006 categories such as loss on settlement of pension obligation and amortization of core deposit intangible assets expense.  There were nominal realized gains on sales of securities in the third quarter of 2007, whereas year to date net gains were $493,000, or an increase of 17.9%, as compared with $418,000 for the first nine months of 2006.  The Company made third quarter provisions for loan losses of $600,000 and $400,000 respectively for 2007 and 2006, whereas the loan loss provision expense in the first nine months of both years was substantially equal at $1.2 million.  The purchase of 973,251 shares of common stock on May 24, 2007 reduced the shares outstanding, which also increased the reported earnings per share for both the third quarter and year to date periods.

Net Interest Income

Net interest income decreased from $53.5 million in the first nine months of 2006 to $50.8 million in the first nine months of 2007.  Average earning assets grew $113.1 million, or 5.1%, from September 30, 2006 to September 30, 2007.  Despite that growth, the net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, declined from 3.37% in the first nine months of 2006 to 3.06% in the first nine months of 2007.  The average tax-equivalent yield on year to date earning assets increased from 6.41% in 2006, to 6.70% in 2007, or by 29 basis points.  At the same time, the average cost of interest-bearing liabilities increased from 3.54% to 4.18%, or by 64 basis points.

Net interest income for the third quarter of 2007 was substantially equal to the third quarter of 2006 at $17.3 million even though the net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, declined to 3.01% in 2007 from 3.21% in 2006.  The third quarter 2007 net interest income was improved by growth in average earning assets of $167.0 million, or 7.5%, which included growth in loans, including loans held for sale, of $86.3 million, or 4.9%, and an increase in available for sale securities of $69.3 million, or 15.2%.  The average respective tax-equivalent yield on these two categories also increased to 7.16% and 5.26% for the third quarter of 2007 from 7.08% and 4.48% for the same period in 2006.  Net interest income also incorporates certain fees on loans and the current quarter included an increase of $301,000, or 32.1%, primarily due to prepayment fees.  The average tax-equivalent yield on earning assets increased from 6.55% in the third quarter of 2006 to 6.73% in the third quarter of 2007, or by 18 basis points.  The cost of interest-bearing liabilities increased from 3.85% to 4.23%, or by 38 basis points, in the same period.

Changes in deposit funding composition continued to contribute to an increase in interest costs and a decline in the net interest margin percentage for both the first nine months and third quarter of 2007.  The average balances of demand deposits increased nominally while lower-cost sources of funds such as NOW and savings accounts decreased by $11.4 million, or 4.4%, and $12.9 million, or 10.9%, respectively, in the first nine months of 2007 as compared to the first nine months of 2006.  At the same time, deposit growth occurred primarily in higher-cost sources of funds, such as money market and time deposit accounts, which increased on average by $83.8 million, or 20.7%, and $38.5 million, or 4.1%, respectively.  The same trends in average deposit categories cited above were also present in a comparison of third quarter balances.  Demand deposits in the third quarter of 2007 increased $4.6 million, or 1.8%, while NOW and savings decreased $29.5 million, or 10.4%, and $10.6 million, or 9.5%, respectively.  Average money market and time deposit account balances increased $119.3 million, or 29.7%, and $60.0 million, or 6.4%, in the same period.

Non-deposit funding costs also increased $946,000, or 10.2%, in the first nine months of 2007 as compared to the first nine months of 2006, primarily due to increases in average balances outstanding of securities sold under repurchase agreements, junior subordinated debentures and note payable.  The proceeds from the note payable were largely used to repurchase common stock.  Similarly, the increase in the subordinated debentures facilitated the financing of the tender offer and resultant purchase of common stock that was completed in the second quarter of 2007.  Non-deposit funding costs also increased $329,000, or 9.2%, in the third quarter of 2007 as compared to the same period in 2006.  Increases in the same nondeposit funding sources cited above exceeded the benefit of lower rates on all categories with the exception of the note payable.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  These include taxable-equivalent net interest income (including its individual components) and taxable-equivalent net interest income (including its individual components) to total earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliation to GAAP financial measures for both the third quarter and nine months periods ended September 30, 2007 and 2006.

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following two tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table on page 18 provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for each of the periods illustrated.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three months ended  September 30, 2007 and 2006

(Dollar amounts in thousands - unaudited)

	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$643	$4	2.43%	$102	$1	3.84%
Federal funds sold	11,114	138	4.86	163	2	4.80
Securities:
Taxable	378,666	4,605	4.86	314,818	3,167	4.02
Non-taxable (tax equivalent)	145,993	2,298	6.30	140,588	1,935	5.51
Total securities	524,659	6,903	5.26	455,406	5,102	4.48
Loans and loans held for sale (1)	1,856,568	33,989	7.16	1,770,295	32,051	7.08
Total interest earning assets	2,392,984	41,034	6.73	2,225,966	37,156	6.55
Cash and due from banks	53,054	—	—	54,836	—	—
Allowance for loan losses	(16,906)	—	—	(16,298)	—	—
Other noninterest-bearing assets	128,468	—	—	121,955	—	—
Total assets	$2,557,600			$2,386,459

Liabilities and Stockholders’ Equity
NOW accounts	$255,402	$1,207	1.87%	$284,887	$1,311	1.83%
Money market accounts	520,238	5,168	3.94	400,973	3,565	3.53
Savings accounts	101,626	228	0.89	112,251	155	0.55
Time deposits	991,867	12,377	4.95	931,867	10,523	4.48
Interest bearing deposits	1,869,133	18,980	4.03	1,729,978	15,554	3.57
Securities sold under repurchase agreements	55,565	612	4.37	43,976	517	4.66
Federal funds purchased and other borrowed funds	145,037	1,951	5.26	152,766	2,289	5.86
Junior subordinated debentures	57,399	1,053	7.34	31,625	617	7.80
Note payable	17,359	282	6.36	9,332	146	6.12
Total interest bearing liabilities	2,144,493	22,878	4.23	1,967,677	19,123	3.85
Noninterest bearing deposits	258,546	—	—	253,959	—	—
Accrued interest and other liabilities	16,455	—	—	15,766	—	—
Stockholders’ equity	138,106	—	—	149,057	—	—
Total liabilities and stockholders’ equity	$2,557,600			$2,386,459
Net interest income (tax equivalent)		$18,156			$18,033
Net interest income (tax equivalent) to total earning assets			3.01%			3.21%
Interest bearing liabilities to earning assets	89.62%			88.40%

(1)

Interest income from loans is shown tax equivalent as discussed in the effect of tax-equivalent adjustment reconcilement table displayed on page 18 and includes fees of $1.2 million and $939,000 for the third quarters of 2007 and 2006, respectively. Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine months ended  September 30, 2007 and 2006

(Dollar amounts in thousands - unaudited)

	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest bearing deposits	$1,117	$28	3.31%	$531	$3	0.75%
Federal funds sold	7,233	275	5.01	143	5	4.61
Securities:
Taxable	355,085	12,528	4.70	322,589	9,518	3.93
Non-taxable (tax equivalent)	147,089	6,528	5.92	140,600	5,768	5.47
Total securities	502,174	19,056	5.06	463,189	15,286	4.40
Loans and loans held for sale (1)	1,815,462	98,622	7.16	1,749,005	92,067	6.94
Total interest earning assets	2,325,986	117,981	6.70	2,212,868	107,361	6.41
Cash and due from banks	50,647	—	—	52,231	—	—
Allowance for loan losses	(16,479)	—	—	(15,984)	—	—
Other noninterest-bearing assets	126,976	—	—	120,950	—	—
Total assets	$2,487,130			$2,370,065

Liabilities and Stockholders’ Equity
NOW accounts	$246,555	$3,122	1.69%	$257,976	$2,791	1.45%
Money market accounts	488,099	14,343	3.93	404,310	9,633	3.19
Savings accounts	104,834	670	0.85	117,697	437	0.50
Time deposits	982,797	36,321	4.94	944,317	29,480	4.17
Interest bearing deposits	1,822,285	54,456	4.00	1,724,300	42,341	3.28
Securities sold under repurchase agreements	54,673	1,830	4.48	47,500	1,511	4.25
Federal funds purchased and other borrowed funds	126,595	5,101	5.31	138,433	5,702	5.43
Junior subordinated debentures	46,164	2,577	7.44	31,625	1,850	7.80
Note payable	15,615	745	6.29	5,427	244	5.93
Total interest bearing liabilities	2,065,332	64,709	4.18	1,947,285	51,648	3.54
Noninterest bearing deposits	255,431	—	—	253,570	—	—
Accrued interest and other liabilities	16,939	—	—	15,064	—	—
Stockholders’ equity	149,428	—	—	154,146	—	—
Total liabilities and stockholders’ equity	$2,487,130			$2,370,065
Net interest income (tax equivalent)		$53,272			$55,713
Net interest income (tax equivalent) to total earning assets			3.06%			3.37%
Interest bearing liabilities to earning assets	88.79%			88.00%

(1)

Interest income from loans is shown tax equivalent as discussed in the effect of tax-equivalent reconcilement table displayed on page 18 and includes fees of $2.9 million and $2.8 million for the first nine months of 2007 and 2006, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income (GAAP)	$40,186	$36,422	$115,546	$105,172
Taxable equivalent adjustment — loans	44	57	150	170
Taxable equivalent adjustment — securities	804	677	2,285	2,019
Interest income (TE)	41,034	37,156	117,981	107,361
Less: interest expense (GAAP)	22,878	19,123	64,709	51,648
Net interest income (TE)	$18,156	$18,033	$53,272	$55,713
Net interest income (GAAP)	$17,308	$17,299	$50,837	$53,524
Net interest income to total interest earning assets	2.87%	3.08%	2.92%	3.23%
Net interest income to total interest earning assets (TE)	3.01%	3.21%	3.06%	3.37%

Provision for Loan Losses

                The Company recorded a $1.2 million provision for loan losses in the first nine months of both 2007 and 2006.  The provision for loan losses made by the Company for the third quarter of 2007 was $600,000, as compared to $400,000 in the third quarter of 2006.  Nonperforming loans increased to $5.6 million at September 30, 2007 from $2.2 million at December 31, 2006.  Nonperforming loans were $4.5 million at September 30, 2006.  The increase in nonperforming loans in 2007 was primarily due to the addition of two commercial real estate borrowing relationships that were added in the second quarter and a residential home equity loan that was added in the third quarter.  Management believes the advance ratios of balances outstanding to the estimated collateral value for the commercial real estate loans are generally considered conservative by the Company’s established loan policies.  The Company is in a first lien position on the home equity loan.  All three of the nonperforming loans were placed on nonaccrual status.  The ratio of the allowance for loan losses to nonperforming loans was 308.61% as of September 30, 2007, compared with 731.06% as of December 31, 2006 and 362.80% as of September 30, 2006.  Net charge-offs were $45,000 in the third quarter of 2007 and $149,000 in the third quarter of 2006.  Net charge-offs were $77,000 and $229,000 in the first nine months of 2007 and 2006, respectively.

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

Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Management determines the amount to provide for in the allowance for loan losses based upon a number of factors including loan growth, the quality and composition of the loan portfolio and loan loss experience.  The allowance for loan losses, as a percentage of loans outstanding was ..92% as of September 30, 2007, unchanged from both December 31, 2006 and September 30, 2006.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Nonperforming loans include loans in nonaccrual status, renegotiated loans, and loans past due ninety days or more and still accruing.  Nonaccrual loans were $5.2 million at September 30, 2007 as compared to $1.6 million as of December 31, 2006, and $3.2 million at September 30, 2006.

Past due and nonaccrual loans for the periods ended September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Nonaccrual loans	$5,221	$1,632
Interest income recorded on nonaccrual loans	6	199
Interest income which would have been accrued on nonaccrual loans	515	325
Loans 90 days or more past due and still accruing interest	386	583

Noninterest Income

Noninterest income was $7.6 million during the third quarter of 2007 and $6.9 million during the third quarter of 2006, an increase of $726,000, or 10.6%.  Noninterest income was $23.7 million during the first nine months of 2007 and $21.3 million during the first nine months of 2006, an increase of $2.4 million, or 11.2%.  Trust income increased $156,000, or 9.2%, to $1.9 million in the third quarter of 2007 due to increased levels of assets under management and increased fees from land trust administration.  Trust income was $6.3 million in the first nine months of 2007, an increase of $778,000, or 14.2%, from the first nine months of 2006 due principally to increased volume in estate administration activity coupled with the increase in assets under management as reported above.  Mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.3 million, an increase of $117,000, or 9.9%, from the third quarter of 2006.  For the first nine months of 2007, mortgage-banking income increased $636,000, or 17.6%.  The largest increase in income from mortgage operations for both the quarter and year to date period was in net gain on sales of mortgage loans, which resulted largely from improvements to secondary market execution processes.

Realized gains on sales of securities in the third quarter of 2007 were $11,000, whereas year to date net gains were $493,000, or an increase of 17.9%, from $418,000 for the first nine months of 2006.  On a quarterly comparative basis, service charges on deposits increased $44,000, or 2.1%, in 2007.  This same category increased $257,000, or 4.2%, in the first nine months of 2007 in accordance with the Company’s deposit growth rate and incremental changes to pricing strategies.  Interchange income from debit card usage increased $60,000, or 12.9%, and $165,000, or 12.3%, respectively when comparing the third quarter and first nine months of 2007 to the same periods in the previous year.  The Company continued to increase the number of cards outstanding in 2007, and customers continued to show a preference for this form of payment.  Other income increased $207,000, or 21.6%, and $315,000, or 11.0%, for the third quarter and first nine months of 2007, respectively.  The comparative third quarter and year to date 2007 performance increased over the same periods in 2006 primarily due to increased levels of fee income from processing of merchant credit card sales combined with mutual fund and other brokerage service and letter of credit fees.

Noninterest Expense

Noninterest expense was $16.1 million during the third quarter of 2007, a decrease of $1.1 million, or 6.2%, from $17.2 million in the third quarter of 2006.  Noninterest expense was $49.5 million during the first nine months of 2007, an increase of $562,000, or 1.2%, from $49.0 million in the first nine months of 2006.  Salaries and benefits expense was $8.9 million during the third quarter of 2007, a decrease of $295,000, or 3.2%, from $9.2 million in the third quarter of 2006.

In the first nine months of the year, salaries and benefits were $28.6 million in 2007 and $27.3 million in 2006, an increase of $1.3 million, or 4.8%.  The Company generally experiences increases in this category due to annual increases in salary and other compensation coupled with rising health care costs, but an evaluation of 2007 events is also required to understand these fluctuations.  The full time equivalent employee (“FTE”) figure rose from 568 at September 30, 2006 to 582 at December 31, 2006.  The FTE count then declined to 527 at September 30, 2007.  The FTE tally was smaller at September 30, 2007 primarily because of the 8.5% reduction in available positions that was announced April 13, 2007.  On a linked quarter comparative basis, third quarter 2007 salary expense was approximately $420,000 lower than the preceding quarter, which included continuation payment expense related to the reduction in force.

Net occupancy and furniture and equipment expenses increased $492,000, or 18.9%, from the third quarter of 2006 to the third quarter of 2007.  Net occupancy and furniture and equipment expenses increased $1.3 million, or 18.0%, from the first nine months of 2006 to the first nine months of 2007.  The increases for both the quarter and year to date periods were primarily attributable to the combined effect of the Company’s expansion and development into new markets coupled with the third quarter 2007 recognition of accelerated leasehold depreciation and other associated impaired asset expense.  The latter items resulted primarily from the July 2007 closing of three leased branches that had market overlap with existing locations, although automated teller machine access remains at those sites.  In the short term, and absent a conversion to a sublease strategy, the bulk of future savings from these closures will occur as the leases expire.  The expiration dates range from December 31, 2007, to February 23, 2008 and April 1, 2009.  The Company opened five new retail locations in 2006, and one new location on the western edge of Elgin in May 2007.

Internal reorganizations related to the July merger of bank charters included information system conversions that continued late into the third quarter of 2007 and management believes will position the Company favorably to strive to achieve future efficiencies.  Decreases in advertising expense were also realized for both the third quarter and the first nine months of 2007 in comparison to the same periods in 2006.  Other expense decreased $81,000, or 2.1%, in the third quarter of 2007 as compared to the third quarter of 2006.  This category decreased $207,000, or 1.8%, from $11.3 million in the first nine months of 2006 to $11.1 million in the first nine months of 2007, as the Company continued to emphasize cost control and review procedures.

Income Taxes

The provision for income tax as a percentage of pretax income, or effective tax rate, remained relatively unchanged at 25.0% for the third quarter of 2006 as compared to 25.8% for the third quarter of 2007.  The provision for income tax as a percentage of pretax income decreased from 29.3% for the first nine months of 2006 to 26.3% for the first nine months of 2007.  Increased levels of tax-exempt income from securities and bank owned life insurance helped to reduce income tax expense when comparing 2007 to 2006, although the proportion of income before taxes not subject to tax was greater in the third quarter of 2006 due to significantly lower earnings in that quarter.  In addition to the increased volume of tax-exempt assets, the average quarterly tax-equivalent yield on tax-exempt securities held by the Company increased from 5.51% as of September 30, 2006 to 6.30% or 79 basis points as of September 30, 2007.  The reduction in effective tax rate was primarily attributable, however, to the formation of a real estate investment trust (REIT) in the third quarter of 2006 for the purpose of holding certain commercial real estate loans, residential real estate loans and other loans, as well as mortgage-backed investment securities, that were previously held by our main bank subsidiary.  In addition to income tax benefits, which lowered the effective tax rate, the REIT ownership structure also provides the Company with an alternate vehicle for raising future capital as desired.  A recent change to Illinois tax law related to the deductibility of REIT dividends will eliminate the recognition of tax benefits related to this ownership structure beginning January 1, 2009.

Financial Condition

Assets

Total assets were $2.63 billion as of September 30, 2007, compared with $2.46 billion as of December 31, 2006.  Loans and securities available for sale grew $125.6 million, or 7.1%, and $45.2 million, or 9.5%, respectively, during the first nine months of 2007.

Loans

Total loans were $1.89 billion as of September 30, 2007, an increase of $125.6 million from $1.76 billion as of December 31, 2006.  The largest changes by loan type included increases in commercial real estate and commercial real estate construction loans of $66.9 million and $25.8 million, respectively.  Residential real estate loans increased $18.2 million in 2007.

The loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company is located in growing areas with significant open space, real estate lending (including commercial, residential, and construction) is a significant portion of the portfolio.  These categories comprised 88.7% of the portfolio as of September 30, 2007 and 88.8% of the portfolio as of December 31, 2006.

Securities

Securities available for sale totaled $518.1 million as of September 30, 2007, an increase of $45.2 million, or 9.5%, from $472.9 million as of December 31, 2006.  The largest category increase was in U.S. Government agency mortgage-backed securities, which increased $40.4 million, or 205.8%, in the first nine months of 2007.  Collateralized mortgage obligations also increased $11.8 million in the same period in 2007.  The net unrealized losses, net of deferred tax benefit, in the portfolio decreased from a net unrealized loss of $2.5 million as of December 31, 2006 to a net unrealized loss of $483,000 as of September 30, 2007.

Deposits and Borrowings

Total deposits increased $133.5 million during the first nine months of 2007, to $2.2 billion as of September 30, 2007.  During the same period, demand deposit and NOW accounts increased $500,000, to $281.1 million, and $13.7 million, to $271.2 million, respectively.  Savings account balances in 2007 decreased $9.2 million.  The largest growth category of deposits during the first nine months of 2007 was money market deposit accounts, which increased by $99.7 million, from $446.2 million to $545.9 million.  Time deposits increased $28.9 million from $974.1 million to $1.003 billion at September 30, 2007.

As observed above, depositors generally continued to prefer money market accounts and certificates of deposit.  The money market account offers the customer the advantage of liquidity while earning a higher rate of interest than a demand or NOW account and certificates of deposit allow the customer to lock in a fixed rate of interest for a fixed period of time.  This deposit shift, combined with generally higher rates of interest in 2007, contributed to a higher cost of funds and had a negative impact on the net interest margin.  The net interest margin (tax equivalent basis) declined from 3.37% in the first nine months of 2006 to 3.06% in the first nine months of 2007.  In comparing year to date 2007 to the same period in 2006, the average cost of interest bearing funds increased 64 basis points.

The largest increase in nondeposit funding sources for the first nine months of 2007 was in securities sold under repurchase agreements and junior subordinated debentures, which increased $15.8 million, or 41.2%, and $25.8 million, or 81.5%, respectively, as of September 30, 2007.  Securities sold under repurchase agreements are typically of short-term duration.  A detailed description of the purpose, terms and use of the junior subordinated debenture proceeds can be found in Note 8 to the financial statements.  Other short-term borrowings increased $12.3 million during the first nine months of 2007 to $139.4 million, primarily due to an increase in Federal Home Loan Bank advances of $10.0 million.

Capital

The Company and its subsidiary bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and its subsidiary bank were categorized as well capitalized as of both September 30, 2007 and December 31, 2006.  The accompanying table shows the capital ratios of the Company and Old Second National Bank as of September 30, 2007 and December 31, 2006.  Since the merger of the two state bank charters into the renamed Old Second National Bank occurred in the third quarter of 2007, the December 31, 2006 bank capital ratios are of the lead subsidiary bank prior to that internal reorganization.

Capital levels and minimum required levels:

			Minimum Required for Capital		Minimum Required to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007:
Total capital to risk weighted assets
Consolidated	$213,729	10.52%	$162,532	8.00%	$203,164	10.00%
Old Second National Bank	231,170	11.01	167,971	8.00	209,964	10.00
Tier 1 capital to risk weighted assets
Consolidated	188,347	9.27	81,272	4.00	121,907	6.00
Old Second National Bank	213,875	10.19	83,955	4.00	125,932	6.00
Tier 1 capital to average assets
Consolidated	188,347	7.37	102,224	4.00	127,780	5.00
Old Second National Bank	213,875	8.38	102,088	4.00	127,610	5.00

December 31, 2006:
Total capital to risk weighted assets
Consolidated	$205,640	10.82%	$152,044	8.00%	$190,055	10.00%
Old Second National Bank	148,894	11.31	105,318	8.00	131,648	10.00
Tier 1 capital to risk weighted assets
Consolidated	189,456	9.97	76,010	4.00	114,016	6.00
Old Second National Bank	137,802	10.46	52,697	4.00	79,045	6.00
Tier 1 capital to average assets
Consolidated	189,456	7.90	95,927	4.00	119,909	5.00
Old Second National Bank	137,802	8.36	65,934	4.00	82,417	5.00

The Company purchased 973,251 common shares on May 24, 2007.  The Company financed that repurchase from the aggregate net proceeds of a private placement of $25.0 million of aggregate face value trust preferred securities issued by a trust established by the Company.  Trust preferred securities qualify as Tier 1 regulatory capital and the Company continues to treat the maximum allowable under regulatory guidelines as Tier 1 capital and the remaining as Tier 2 regulatory capital.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund its operations, to meet depositor withdrawals, to provide for customers credit needs, to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Net cash inflows from operating activities were $25.5 million in the first nine months of 2007, compared with net cash inflows of $33.4 million in the first nine months of 2006.  Interest received, net of interest paid, combined with changes in other assets and liabilities accounted for a net cash outflow of $1.9 million in the first nine months of 2007.  These same categories provided a net inflow of $5.8 million in the first nine months of 2006.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash outflows from investing activities were $173.0 million in the nine months ended September 30, 2007, compared to $62.7 million a year earlier.  In the first nine months of 2007, securities transactions, including stock, accounted for a net outflow of $42.1 million, and net principal disbursed on loans accounted for net outflows of $125.6 million.  In the first nine months of 2006, securities and stock transactions accounted for a net inflow of $25.1 million, and net principal disbursed on loans accounted for net outflows of $81.3 million.  Cash outflows for property and equipment were $4.6 million in 2007 compared to $6.1 million in the first nine months of 2006.

Cash inflows from financing activities in the first nine months of 2007, were $153.2 million, which included increases in deposits and repurchase agreements of $133.5 million and $15.8 million, respectively.  In the same period of 2007, other short-term borrowings increased $12.3 million.  The 2007 inflow from the issuance of subordinated debentures was more than offset by the same period purchase of treasury stock, which included but was not limited to, the repurchase of the common shares completed as a result of the previously discussed tender offer.  On a comparative basis, the cash inflows from financing activities in 2006 totaled $23.1 million.  The major movements in 2006 included an increase in deposits of $82.6 million, which was partially offset by net decreases in securities sold under agreement to repurchase and other short-term borrowings of $15.1 million and $38.1 million, respectively.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

September 30, 2007	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with financial institutions	$649	$—	$—	$—	$—	$—	$649
Average interest rate	4.88%	0.00%	0.00%	0.00%	0.00%	0.00%	4.88%

Federal funds sold	$11,963	$—	$—	$—	$—	$—	$11,963
Average interest rate	4.81%	0.00%	0.00%	0.00%	0.00%	0.00%	4.81%

Securities (including FHLB/FRB stock)	$85,146	$39,552	$37,345	$16,414	$30,055	$318,491	$527,003
Average interest rate	3.75%	3.96%	4.77%	4.64%	4.95%	5.04%	4.73%

Fixed rate loans (including loans held for sale)	$46,466	$148,418	$109,215	$210,381	$161,059	$336,637	$1,012,176
Average interest rate	7.74%	6.49%	6.12%	6.30%	6.99%	6.81%	6.67%

Adjustable rate loans	$138,587	$231,289	$73,375	$15,005	$4,557	$423,569	$886,382
Average interest rate	9.00%	7.82%	7.75%	7.79%	7.67%	6.55%	7.39%
Total	$282,811	$419,259	$219,935	$241,800	$195,671	$1,078,697	$2,438,173

Interest-bearing Liabilities
Interest-bearing deposits	$1,506,729	$94,005	$24,905	$11,284	$6,567	$271,652	$1,915,142
Average interest rate	4.38%	4.79%	4.61%	4.87%	4.80%	1.78%	4.04%

Short-term borrowing	$193,335	$—	$—	$—	$—	$—	$193,335
Average interest rate	4.94%	0.00%	0.00%	0.00%	0.00%	0.00%	4.94%

Note payable	$18,410	$—	$—	$—	$—	$—	$18,410
Average interest rate	6.62%	0.00%	0.00%	0.00%	0.00%	0.00%	6.62%

Junior subordinated debentures (1)	$—	$—	$—	$—	$—	$57,399	$57,399
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.34%	7.34%
Total	$1,718,474	$94,005	$24,905	$11,284	$6,567	$329,051	$2,184,286

Period gap	$(1,435,663)	$325,254	$195,030	$230,516	$189,104	$749,646	$253,887
Cumulative gap	(1,435,663)	(1,110,409)	(915,379)	(684,863)	(495,759)	253,887

(1) Refer to Note 8 to the financial statements for additional information on discretionary call date options versus stated maturity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A.  of Part I of the Company’s Form 10-K.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank - Yorkville, now a part of Old Second National Bank, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois. The issues on appeal have been fully briefed and oral argument is anticipated to take place in January of 2008.  As a result, the Company will not record any amount of the judgment as income until all appeals have been exhausted and the matter has been concluded in the Company’s favor.

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

DATE: November 9, 2007