Form 10-K
period 2007-12-31
OLD SECOND BANCORP INC
filed 2008-03-17
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Preferred Share Purchase Rights

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

Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting  company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $343 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 13,740,186 at March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report the fiscal year ended December 31, 2007 are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

OLD SECOND BANCORP, INC.

Form 10-K

PART I

Item 1.  Business

General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981. It is a registered financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”). The Company’s office is located at 37 South River Street, Aurora, Illinois 60507.

The Company conducts a full service community banking and trust business through its wholly owned subsidiaries, which are together referred to as the “Company”:

•                  Old Second National Bank (“the Bank”).

•                  Old Second Financial, Inc., which provides insurance agency services.

•                  Old Second Capital Trust I, which was formed for the exclusive purpose of issuing trust preferred securities in an offering that was completed in July 2003.

•                  Old Second Capital Trust II, which was formed for the exclusive purpose of issuing trust preferred securities in an offering that was completed in April 2007.

•                  Old Second Affordable Housing Fund, L.L.C., which was formed for the purpose of providing down payment assistance for home ownership to qualified individuals.

•                  Old Second Management, LLC (“OSM”), which was formed for the purpose of providing a possible future source of capital as well as providing certain tax advantages.  Old Second Bank owns 100% of the common stock of OSM.  Old Second Realty, LLC (“OSR”) is a Delaware real estate investment trust and 100% of the common stock of OSR is owned by OSM.  As of January 2, 2007, there were various minority holders of preferred stock in OSR.

•                  Old Second Acquisition, Inc., which was formed in connection with the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, and HeritageBanc, Inc. (“Heritage”) (the “Merger Agreement”).  The parties consummated the merger on February 8, 2008, at which time, Old Second Acquisition, was merged with and into Heritage with Heritage as the surviving corporation. Immediately upon completion of the merger transaction, Heritage was dissolved and is no longer an existing subsidiary.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank.

Inter-company transactions and balances are eliminated in consolidation. The Company provided financial services through its twenty-nine banking locations and one commercial loan production office located in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois as of December 31, 2007.  As of February 8, 2008 the Company expanded its franchise into Cook County and the desirable, higher growth markets of the south Chicago suburbs by adding six additional locations.  This allowed the Company to fill in its footprint surrounding the Chicago metropolitan area.  With the application of relationship focused banking strategies, the Company will provide the new client base with wealth management and expanded mortgage, treasury and retail services that the Bank is able to offer in addition to traditional loan and deposit products.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of Company common stock to consummate the acquisition on February 8, 2008.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses includes the customary consumer and commercial products and services which banks provide. The following services are included: demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as Internet banking and corporate cash management including remote deposit capture. Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.

The Bank originates residential mortgages, offering a wide range of products including conventional, government, and jumbo loans. Secondary marketing of those mortgages is handled at the Bank.

Market Area

The Bank is the principal operating subsidiary of Old Second Bancorp, Inc.  The Bank’s primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking offices in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  Based upon 2006 estimates, these counties together represent a market of more than 2.4 million people.  With the acquisition of Heritage in February, the Company expanded its footprint in the  Chicago metropolitan area by adding its first full service location in Cook County as well as four additional locations in Will County.  The city of Aurora has a current reported population of approximately 175,000 residents according to the most recent 2003 census update.

Lending Activities

General.  The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. The Bank actively markets its services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community. The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower. The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending. As of December 31, 2007, residential mortgages made up approximately 34% of its loan portfolio, commercial real estate loans comprised approximately 34%, construction lending comprised approximately 21%, general commercial loans comprised approximately 10% and consumer and other lending comprised 1%. It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act. The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Commercial Loans. As noted above, the Bank is an active commercial lender. The areas of emphasis include: loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the Bank may take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Commercial lines of credit are generally for 1 year and have floating rates. Commercial term loans range from 1 to 7 years with the majority falling in the 3 to 5 year range with rates fixed for the duration of the loan. A recent trend has seen a decrease in the percentage of the portfolio attributed to commercial loans. This trend reflects decreased demand for working capital and equipment financing over the course of the last few years. Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise. The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources. Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans. A large portion of the loan portfolio is comprised of commercial real estate loans.  The primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows, usually derived from rent, and could be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from systemic downward shifts in the valuations of classes of properties over a given geographic area, and could be affected by  changes in demand and other economic factors which could influence cash flows associated with the borrower and/or the property. The Bank mitigates these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property and secondarily on the underlying real estate acting as collateral.  Credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans. The Bank originates loans to finance the construction of residential and commercial properties located in the Company’s market area. The Bank uses underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project, and identification of a cash flow source to service the permanent loan, or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Construction development loans involve additional risks. Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. This involves more risk than other lending because it is based on future estimates of value and economic circumstances. While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity is taking place, as rural and semi-rural areas are being suburbanized.  This growth is both unprecedented and not likely to occur again once the area has been fully developed, and therefore extends a one-time opportunity and presents some economic risks should a sudden shift occur in the local demand for housing.  The Bank has attempted to address these risks by closely monitoring local real estate activity, developing strong underwriting procedures, closely monitoring construction projects, and by limiting the amount of construction development lending.  The Bank did observe a slower rate of real estate building and development activity in the market area starting in 2006, and it is likely that the slower growth trend will continue into 2008.

Residential Real Estate Loans. Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category. First mortgage loans may include fixed rate loans that are generally sold to investors. The Bank is a direct seller to FNMA and, to a lesser degree, to other investors and periodically retains servicing rights for sold mortgages. Management believes that the retention of mortgage servicing can provide the Company with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows the Bank to continue to have regular contact with mortgage customers and solidifies our involvement with the community. Other loans that are not sold to FNMA primarily include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.

Consumer Loans. The Bank also provides many types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields growth in as compared to our other loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Home equity lending has slowed in the past year but is still a significant portion of the Bank’s business and the largest share of consumer loans, having replaced indirect automobile financing over the course of the last few years.

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

The Bank is subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area. Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there are in excess of 20 other financial institutions.  The Bank operated 29 offices located in the six counties of Kane, Kendall, LaSalle, Will, DeKalb and DuPage as of December 31, 2007.  The February 8, 2008 acquisition of Heritage added 6 offices and extended the market area into southwestern Cook County.  The Bank is the deposit market leader in Kane and Kendall counties where it has a concentrated number of branches, facing competition with over 50 different financial institutions representing in excess of 225 facilities. The Bank’s branches in the remaining counties face many of these same competitors as well as competition from additional local institutions.  Competition for residential mortgage lending also includes a number of mortgage brokerage operations. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2007, the Company employed 541 full-time equivalent employees. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company’s employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

Internet

The Company maintains a corporate web site at http://www.oldsecond.com.  The Company makes available free of charge on or through its web site the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the web site.  The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Executive Vice President and Chief Financial Officer, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

SUPERVISION AND REGULATION

General

                                                Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

                                                Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders.

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

The Company

                                                General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

                                                Dividend Payments.  The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

The Bank

                                                General.  The Bank is a national bank chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System. The Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

                                                Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

                                                FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

                                                Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the agency.  The amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2007, the Bank paid supervisory assessments to the OCC totaling $355,302.

                                                On July 2, 2007, the Company’s former Illinois state-chartered bank subsidiaries, Old Second Bank — Kane County and Old Second Bank — Yorkville (the “Former Illinois Banks”), were merged into the Bank.  Prior to the merger, the Former Illinois Banks paid supervisory assessments to the Illinois Department of Financial and Professional Regulation totaling $100,533.

                                                Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

                                                The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, OCC regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

                                                Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under OCC regulations in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

                                                As of December 31, 2007, the Bank: (i) was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) was “well-capitalized,” as defined by applicable regulations.

                                                Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the National Bank Act, the Bank may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent.  Without prior OCC approval, however, the Bank may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.

                                                The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  As of December 31, 2007, approximately $46.9 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

                                                Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

                                                Branching Authority.  National banks headquartered in Illinois, such as the Bank, have the authority to establish branches anywhere in the State of Illinois, subject to OCC approval.

                                                Federal law permits national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

                                                Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The Bank has not applied for approval to establish any financial subsidiaries.

                                                Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million.  The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

GUIDE 3 STATISTICAL DATA REQUIREMENTS

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2007 Annual Report incorporated herein by reference (attached hereto as Exhibit 13.1). All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated. Dividing the related interest by the average balance of assets or liabilities derives rates. Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2007 ,2006 and 2005

	2007			2006			2005
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$1,438	$51	3.50%	$968	$38	3.87%	$361	$3	0.82%
Federal funds sold	6,248	317	5.00	809	42	5.12	216	7	3.20
Securities:
Taxable	364,942	17,334	4.75	319,992	12,837	4.01	338,167	12,064	3.57
Non-taxable (tax equivalent)	147,875	8,842	5.98	140,864	7,709	5.47	139,137	7,400	5.32
Total securities	512,817	26,176	5.10	460,856	20,546	4.46	477,304	19,464	4.08
Loans and loans held for sale (1)	1,835,121	132,486	7.12	1,756,360	124,327	6.98	1,629,615	103,551	6.27
Total interest earning assets	2,355,624	159,030	6.67	2,218,993	144,953	6.45	2,107,496	123,025	5.77
Cash and due from banks	49,775	—	—	53,114	—	—	55,063	—	—
Allowance for loan losses	(16,648)	—	—	(16,085)	—	—	(15,522)	—	—
Other noninterest-bearing assets	126,989	—	—	121,749	—	—	92,297	—	—
Total assets	$2,515,740			$2,377,771			$2,239,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$250,984	4,345	1.73	$259,666	3,944	1.52	$243,908	1,824	0.75
Money market accounts	499,647	19,264	3.86	415,610	13,980	3.36	442,837	9,633	2.18
Savings accounts	102,659	882	0.86	114,787	647	0.56	123,616	531	0.43
Time deposits	985,861	48,525	4.92	947,577	40,965	4.32	819,341	26,052	3.18
Interest bearing deposits	1,839,151	73,016	3.97	1,737,640	59,536	3.43	1,629,702	38,040	2.33
Securities sold under repurchase agreements	53,323	2,391	4.48	46,461	2,030	4.37	45,993	1,303	2.83
Federal funds purchased	58,777	3,115	5.23	74,583	3,852	5.09	109,362	3,942	3.56
Other short-term borrowings	76,600	3,967	5.11	54,278	2,456	4.46	5,198	366	6.94
Junior subordinated debentures	48,996	3,629	7.41	31,625	2,467	7.80	31,625	2,448	7.74
Note payable	16,338	1,025	6.19	7,905	489	6.10	2,910	125	4.24
Total interest bearing liabilities	2,093,185	87,143	4.16	1,952,492	70,830	3.62	1,824,790	46,224	2.53
Noninterest bearing deposits	257,090	—	—	254,609	—	—	253,649	—	—
Accrued interest and other liabilities	16,813	—	—	15,980	—	—	16,052	—	—
Stockholders’ equity	148,652	—	—	154,690	—	—	144,843	—	—
Total liabilities and stockholders’ equity	$2,515,740			$2,377,771			$2,239,334
Net interest income (tax equivalent)		$71,887			$74,123			$76,801
Net interest income (tax equivalent) to total earning assets			3.05%			3.34%			3.64%
Interest bearing liabilities to earnings assets	88.86%			87.99%			86.59%

(1)   Interest income from loans  is shown tax equivalent as discussed below and includes fees of $3,725,000, $3,764,000 and $3,127,000 for 2007, 2006 and 2005 respectively. Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2007	2006	2005
Interest income (GAAP)	$155,741	$142,029	$120,223
Taxable equivalent adjustment - loans	194	226	212
Taxable equivalent adjustment - securities	3,095	2,698	2,590
Interest income (TE)	159,030	144,953	123,025
Less: interest expense (GAAP)	87,143	70,830	46,224
Net interest income (TE)	$71,887	$74,123	$76,801
Net interest and income (GAAP)	$68,598	$71,199	$73,999
Net interest income to total interest earning assets	2.91%	3.21%	3.51%
Net interest income to total interest earning assets (TE)	3.05%	3.34%	3.64%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities. The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax equivalent basis using a 35% rate as per the note to the analysis of averages balance table on page 13.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$16	$(3)	$13	$11	$24	$35
Federal funds sold	276	(1)	275	29	6	35
Securities:
Taxable	1,947	2,550	4,497	(587)	1,360	773
Tax-exempt	396	737	1,133	93	216	309
Loans and loans held for sale	5,652	2,507	8,159	8,426	12,350	20,776
TOTAL EARNING ASSETS	8,287	5,790	14,077	7,972	13,956	21,928

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	(126)	527	401	125	1,995	2,120
Money market accounts	3,067	2,217	5,284	(551)	4,898	4,347
Savings accounts	(59)	294	235	(34)	150	116
Time deposits	1,707	5,853	7,560	4,522	10,391	14,913
Securities sold under repurchase agreements	307	54	361	13	714	727
Federal funds purchased	(841)	104	(737)	249	(339)	(90)
Other short-term borrowings	1,118	393	1,511	2,172	(82)	2,090
Junior subordinated debentures	1,280	(118)	1,162	—	19	19
Note payable	529	7	536	290	74	364
INTEREST BEARING LIABILITIES	6,982	9,331	16,313	6,786	17,820	24,606
NET INTEREST INCOME	$1,305	$(3,541)	$(2,236)	$1,186	$(3,864)	$(2,678)

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2007		2006		2005
		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
SECURITIES AVAILABLE FOR SALE
U.S. Treasury	$10,150	1.81%	$9,630	2.04%	$10,737	2.28%
U.S. government agencies	210,551	37.54%	267,167	56.49%	302,149	64.23%
U.S. government agency mortgage-backed	96,875	17.27%	19,604	4.15%	11,522	2.45%
States and political subdivisions	159,758	28.49%	149,642	31.64%	145,971	31.03%
Collateralized mortgage obligations	73,941	13.18%	26,724	5.65%	—	0.00%
Asset-backed and equity securities	9,584	1.71%	130	0.03%	52	0.01%
	$560,859	100.00%	$472,897	100.00%	$470,431	100.00%

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

SECURITIES AVAILABLE FOR SALE-MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2007:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Year		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$—	—	$5,061	3.79%	$5,089	4.01%	$—	—	$10,150	3.90%
U.S. government agencies	69,600	3.58%	61,700	5.11%	64,296	5.51%	14,955	5.72%	210,551	4.77%
States and political subdivisions	3,954	3.92%	30,914	3.90%	69,495	4.12%	55,395	4.15%	159,758	4.08%
	73,554	3.60%	97,675	4.66%	138,880	4.76%	70,350	4.48%	380,459	4.46%
Mortgage-backed securities and collateralized mortgage obligations									170,816	5.29%
Asset-backed and equity securities									9,584	6.05%
	$73,554	3.60%	$97,675	4.66%	$138,880	4.76%	$70,350	4.48%	$560,859	4.74%

As of December 31, 2007, net unrealized gains of $3,264,000, offset by deferred income taxes of $1,293,000, resulted in an increase in equity capital of $1,971,000. As of December 31, 2006, net unrealized losses of $4,208,000, offset by deferred income taxes of $1,663,000, resulted in a decrease in equity capital of $2,545,000. At year-end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

Commercial and industrial	$196,392	$174,964	$168,052	$170,535	$191,390
Real estate – commercial	633,909	605,098	590,328	512,661	456,391
Real estate – construction	399,087	374,654	361,859	269,537	218,519
Real estate – residential	632,730	585,448	548,651	514,020	408,789
Installment / others	28,992	23,748	35,492	42,323	44,449
Gross loans	1,891,110	1,763,912	1,704,382	1,509,076	1,319,538
Allowance for loan losses	(16,835)	(16,193)	(15,329)	(15,495)	(18,301)
Loans, net	$1,874,275	$1,747,719	$1,689,053	$1,493,581	$1,301,237

The above loan total includes net unearned and deferred loan fees and costs.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2007:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial and industrial	$106,659	$41,282	$7,368	$37,701	$3,382	$196,392
Real estate – commercial	116,125	407,761	23,863	67,540	18,620	633,909
Real estate – nstruction	232,409	67,231	74,242	12,038	13,167	399,087
Real estate – residential	17,540	157,709	31,628	60,685	365,168	632,730
Installment / others	11,205	13,697	3,852	238	—	28,992
Total	$483,938	$687,680	$140,953	$178,202	$400,337	$1,891,110

The above loan total includes net unearned and deferred loan fees and costs; column one includes demand notes.

The Company had no concentration of loans exceeding 10% of total loans at December 31, 2007.

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2007	2006	2005	2004	2003
Nonaccrual loans	$5,346	$1,632	$3,845	$5,129	$2,265
Loans past due 90 days or more and still accruing interest	625	583	2,752	116	381
Total nonperforming loans	5,971	2,215	6,597	5,245	2,646
Other real estate owned	—	48	251	—	663
Total nonperforming assets	$5,971	$2,263	$6,848	$5,245	$3,309

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $179,000, $199,000 and $334,000 was recorded during 2007, 2006, and 2005, respectively on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2007, 2006, and 2005, had these loans been on an accrual basis throughout the year, was approximately $480,000, $325,000, and $636,000, respectively.  There were no troubled debt restructurings for the five-year period ending December 31, 2007.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2007	2006	2005	2004	2003
Average total loans (exclusive of loans held for sale)	1,825,176	1,748,328	1,617,557	1,421,483	1,183,290

Allowance at beginning of year	16,193	15,329	15,495	18,301	15,769
Charge-offs:
Commercial and industrial	185	243	674	402	971
Real estate – commercial	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – residential	67	73	70	18	42
Installment and other loans	817	572	305	337	463
Total charge-offs	1,069	888	1,049	757	1,476
Recoveries:
Commercial and industrial	286	151	468	688	489
Real estate – commercial	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – residential	15	80	—	11	25
Installment and other loans	222	277	62	152	243
Total recoveries	523	508	530	851	757
Net charge-offs	546	380	519	(94)	719
Provision for loan losses	1,188	1,244	353	(2,900)	3,251
Allowance at end of year	16,835	16,193	15,329	15,495	18,301

Net charge-offs to average loans	0.03%	0.02%	0.03%	-0.01%	0.06%
Allowance at year end to average loans	0.92%	0.93%	0.95%	1.09%	1.55%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2007		2006		2005		2004		2003
	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans	Amount	Loan Type to Total Loans

Commercial and industrial	$2,606	10.4%	$2,252	9.9%	$3,332	9.9%	$5,221	11.3%	$3,728	14.5%
Real estate – commercial	5,642	33.5%	7,403	34.3%	1,379	34.6%	1,349	34.1%	5,766	34.7%
Real estate – construction	5,971	21.1%	3,816	21.2%	8,059	21.2%	6,144	17.8%	6,080	16.5%
Real estate – residential	358	33.5%	751	33.2%	332	32.3%	700	34.0%	277	30.9%
Installment and other loans	1,066	1.5%	506	1.4%	738	2.1%	400	2.8%	1,410	3.4%
Unallocated	1,192	—	1,465	—	1,489	—	1,681	—	1,040	—
Total	$16,835	100.0%	$16,193	100.0%	$15,329	100.0%	$15,495	100.0%	$18,301	100.0%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,120,914	$—	$—	$—	$1,120,914
Certificates of deposit	909,810	65,435	17,459	—	992,704
Securities sold under repurchase agreements	53,222	—	—	—	53,222
Federal Funds purchased	165,100	—	—	—	165,100
Other short-term borrowings	82,873	—	—	—	82,873
Junior subordinated debentures	—	—	—	57,399	57,399
Note payable	18,610	—	—	—	18,610
Purchase obligations	2,518	1,553	19	1	4,091
Operating leases	584	355	114	—	1,053
Nonqualified voluntary deferred compensation plan	123	862	556	681	2,222
Total	$2,353,754	$68,205	$18,148	$58,081	$2,498,188

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2007:

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$71,416	$20,218	$14,242	$4,608	$110,484
Revolving open end residential	2,127	1,992	17,097	109,043	130,259
Other	108,905	4,308	379	1,199	114,791
Financial standby letters of credit	18,012	1,267	—	—	19,279
Performance standby letters of credit	24,917	3,539	710	—	29,166
Commercial letters of credit	1,236	—	11,307	—	12,543
Total	$226,613	$31,324	$43,735	$114,850	$416,522

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

DEPOSITS

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2007:

3 months or less	$146,686
Over 3 months through 6 months	109,635
Over 6 months through 12 months	95,488
Over 12 months	41,861
$393,670

SELECTED RATIOS

The following table presents selected financial ratios as of December 31, for the years indicated:

	2007	2006	2005
Return on average total assets	0.95%	0.99%	1.24%
Return on average equity	16.13%	15.29%	19.11%
Average equity to average assets	5.91%	6.51%	6.47%
Dividend payout ratio	30.73%	31.07%	24.88%

SHORT-TERM BORROWINGS

The following table presents categories of short-term borrowings having average balances during the year greater than 30% of stockholders’ equity of the Company at the end of the year.  The information presented is as of or for the year ended December 31, for the years indicated:

	2007	2006	2005
Federal funds purchased
Average daily balance during the year	$58,777	$74,583	$109,362
Average interest rate during the year	5.23%	5.09%	3.56%
Maximum month-end balance during the year	$165,100	$155,000	$178,000
Balance at year-end	$165,100	$54,000	$170,000
Weighted average interest rate at year-end	4.09%	5.45%	3.72%
FHLB advances
Average daily balance during the year	$76,329	$53,808	N/A
Average interest rate during the year	5.13%	5.25%	N/A
Maximum month-end balance during the year	$80,000	$90,000	N/A
Balance at year-end	$80,000	$70,000	N/A
Weighted average interest rate at year-end	4.21%	5.38%	N/A
Securities sold under repurchase agreements
Average daily balance during the year	$53,323	N/A	$45,993
Average interest rate during the year	4.48%	N/A	2.83%
Maximum month-end balance during the year	$58,509	N/A	$57,625
Balance at year-end	$53,222	N/A	$57,625
Weighted average interest rate at year-end	4.03%	N/A	3.24%

Item 1.A.   Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, including construction loans, which involve risks specific to real estate values and the real estate and mortgage markets in general, all of which have been experiencing significant weakness.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we are located in growing areas, real estate lending (including commercial, construction and residential) is a significant portion of our loan portfolio, with these three categories constituting $1.7 billion, or approximately 88.1% of our total loan portfolio, as of December 31, 2007.  Specifically, as of December 31, 2007, commercial real estate loans comprised approximately 33.5% of our total loan portfolio, real estate construction loans comprised approximately 21.1% and residential real estate loans comprised approximately 33.5%.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.  Additionally, if the loans are not repaid according to their terms, we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.  First, as noted above, approximately 21.1% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers.  A decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.  Second, the current market environment has led to a slowdown in the demand for residential real estate loans, which constitute a significant part of our overall portfolio.  A slowdown in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

Finally, if the problems that have occurred in the residential real estate and mortgage markets were to spread to the commercial real estate market, particularly within our market area, the value of collateral securing our real estate loans could decline and the demand for our commercial real estate loans could decrease.  In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Our business is concentrated in and dependent upon the continued growth and welfare of several counties in Illinois.

Our primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle and Will Counties in Illinois, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois and surrounding communities. Based on 2006 estimates, these counties together represent a market of more than 2.4 million people.  The 2008 addition of southwestern Cook County office adds a market presence in a county which in total is estimated to contain 5.3 million people. The most recent 2003 census of the city of Aurora estimated a population of approximately 175,000 residents. The Bank offers banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, Geneva, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Sandwich, Wasco, DeKalb and Ottawa communities and surrounding areas.  Subsequent to the February 2008 Heritage acquisition additional Illinois areas include New Lenox, Mokena, Frankfort, and Chicago Heights, The Bank also offers complete trust investment management and other fiduciary services and, through a registered broker/dealer and member of NASD and SIPC, provides stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

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

Commercial and industrial loans were $197.1 million, or approximately 10.4% of our total loan portfolio, as of December 31, 2007. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.  Should the economic climate worsen, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses in consultation with management of our Bank and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2007, our allowance for loan losses as a percentage of total loans was 0.89% and as a percentage of total non-performing loans was approximately 281.95%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area.  Our ability to retain executive officers, the current management teams, branch managers and loan officers of the Bank will continue to be important to the successful implementation of our “right size” strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

In addition, there have been a number of legislative and regulatory proposals that have arisen in the wake of the recent troubles in the credit markets in the United States that would have an impact on the operation of bank holding companies and their bank and non-bank subsidiaries.  It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

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

As of December 31, 2007, we had $31.6 million of junior subordinated debentures that are held by Old Second Capital Trust I and $25.8 million of junior subordinated debentures that are held by Old Second Capital Trust II, which are business trusts that we control.  Beginning in 2008, interest payments on the debentures will total $4.2 million per year, which must be paid before we pay dividends on our capital stock, including our Common Stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our common stock.

Our strategy to minimize Illinois state taxes on our loan and investment portfolio may be subject to challenge, which may result in a higher consolidated effective tax rate.

Since 2007, our Illinois franchise income tax has been reduced by our use of a Nevada-domiciled subsidiary and a subsidiary structured to qualify as a real estate investment trust, or REIT, to hold certain commercial real estate loans, residential real estate loans and other loans, as well as mortgage-backed investment securities.  The Nevada-domiciled subsidiary owns 100% of the common units and 82% of the Series A units in the REIT.  The REIT, because of its status as such, is not subject to federal or state-income tax.  Nevada has no state or local income tax, so the dividends it receives from the REIT are not taxed at the state level.  We take the position that none of the dividends received by the Nevada-domiciled subsidiary from the REIT is subject to Illinois state income tax under current law, and we have not been challenged on such position.   The Illinois legislature, however, recently enacted a law that is contrary to our position, and such law is scheduled to become effective January 1, 2009.  Thus, beginning in our 2009 fiscal year, we will no longer be able to minimize our Illinois state taxes through the use of the REIT and the Nevada-domiciled subsidiary.  The Illinois Department of Revenue recently has indicated that, even though the new law is not effective until January 1, 2009, it may attempt to apply the new law retroactively.  If the Illinois Department of Revenue were to successfully challenge our 2007 state income tax return, we could owe additional taxes, interest, and penalties for such year, which could result in us taking a special charge to our earnings in the amount of any such assessment.

In addition to the foregoing risk, our strategy to minimize Illinois state taxes is dependent on our REIT subsidiary continuing to qualify as a REIT.  Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various technical asset and income tests.  If the subsidiary fails to satisfy any such provisions, or if there are changes in tax laws or interpretations thereof, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate.

The integration of the operations of Heritage with our operations may be more difficult than anticipated.

On February 8, 2008, we completed the acquisition of Heritage and merged its subsidiary bank, Heritage Bank, with the Bank.  Despite our diligent efforts to integrate Heritage’s operations with our own, we may not be able to fully achieve the strategic objectives and operating efficiencies we hope to achieve as a result of the acquisition.  The success of the acquisition will depend on a number of factors, including, but not limited to, our ability to timely and successfully integrate Heritage’s operations with our own, maintain existing relationships with depositors of Heritage Bank to minimize withdrawals of deposits during the integration process and maintain and enhance existing relationships with borrowers to limit unanticipated losses of customer relations and credit losses from loans of Heritage Bank.

The Company and its subsidiaries are subject to examinations and challenges by taxing authorities, and tax laws or interpretations of existing laws may change.

In the normal course of business, the Company and its subsidiaries are routinely subject to examinations and challenges from federal and state taxing authorities regarding the amount of taxes due in connection with investments made and the businesses in which it has engaged.  Federal and state taxing authorities have recently become increasingly aggressive in challenging tax positions taken by financial institutions, including positions that have been taken by the Company.  These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property, or income tax issues, including tax base, apportionment, and tax credit planning.  The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions.  If any such challenges are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.  In addition, changes in federal and state tax laws or interpretations, including changes affecting tax rates, income not subject to tax under existing laws or interpretations, income sourcing, or consolidation and combination rules may also have an adverse impact upon the Company’s financial condition, results of operations, or liquidity.

The Company and its subsidiaries are subject to new state tax laws.

                In August 2007, the State of Illinois enacted new legislation affecting the taxation of banks operating in the state.  The new law changes the rules related to the sourcing and apportionment of items of income and expense to Illinois.  The provisions were further modified by legislation enacted in January 2008.  The legislative provisions have various effective dates, the earliest beginning January 1, 2008.  The legislation is not expected to have a material impact on the Company’s 2008 state tax expense.  The Company continues to evaluate this legislation, and while the impact on subsequent years is currently unknown, no assurance can be given that it will not adversely impact the Company’s profitability.

The widespread effect of falling housing prices on financial markets could adversely affect the Company’s profitability, liquidity, and financial condition.

                In addition to the risks faced in our real estate lending portfolio turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company.  The Company relies on its investment portfolio as a source of net interest income and as a means to manage its funding and liquidity needs.  If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, the Company’s net interest income, cash flows, and capital will be reduced.

Turmoil in the financial markets could impair the market value of fixed income securities.

Major disruptions in the capital markets, similar to the recent turmoil experienced in response to the decline of the sub-prime mortgage market could adversely affect the market values of fixed income securities that we may hold in our securities portfolio from time to time.  Significant reduced investor demand for a fixed income security could materially impact liquidity, and as a result, the market value of such security.  Such circumstances could negatively impact our financial statements.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for the Company’s state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

The Company invests in tax-exempt state and local municipal securities.  A majority are insured by monoline insurers.  Recently, several of these insurers have come under scrutiny by rating agencies.  One insurer has been downgraded and two others have been placed on rating review.  The reduction in the credit rating of an insurer may negatively impact the market for and valuation of the Company’s securities.  This could adversely affect the Company’s net interest income, liquidity, and capital.

Item 1B. Unresolved Staff Comments

None

Item 2.    Properties

The Company’s corporate headquarters and the main office of Old Second National Bank are located at 37 South River Street, Aurora, Illinois. Old Second Bank has full-service branches located in Illinois at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; Route 47 at Cross Street, Sugar Grove; 3101 Ogden Avenue, Lisle; 23 South Fourth Street, Geneva; 801 South Kirk Road, St. Charles; 1230 North Orchard Road, Aurora; 1078 East Wilson Street, Batavia; 2761 Black Road; Joliet; 1015 Brook Forest Drive, Shorewood; 1000 South McLean Blvd, Elgin; Rt 20, Elgin at Nessler Road; 102 East Van Emmon Street, Yorkville; 26 West Countryside Parkway, Yorkville; 6800 West Route 34, Plano; 323 East Norris Drive, Ottawa; 4040 Veteran’s Road, Ottawa; 7050 Burroughs Road, Plano; 749 North Main Street, Elburn; 40W422 Route 64, Wasco; 194 South Main Street, Burlington; 1100 South County Line Road, Maple Park; 2 S 101 Harter Road, Kaneville; and 1810 DeKalb Avenue, Sycamore.  The Bank has trust offices at 37 South River Street in Aurora. The Bank has a commercial loan office at 1964 Springbrook Square, in Naperville and as of February 8, 2008.

Subsequent to the February 2008 acquisition additional Illinois locations are located at 195 West Joe Orr Road, Chicago Heights; 20201 South La Grange Road, Frankfort; 20005 Wolf Road, Mokena; 951 East Lincoln Highway, New Lenox; 2141 Calistoga Drive, New Lenox, and a mobile depository branch at 3633 Breakers Drive, Olympia Fields.

Each full-service bank branch has an onsite 24 hour Automatic Teller Machines (“ATMs”).  The Bank also has thirty-seven offsite ATMs two of which were added with the February 2008 acquisition.  Their customers can use certain other financial institutions’ offsite ATMs to complete deposit, withdrawal, transfer, and other banking transactions.

The Company or its subsidiaries own the land and buildings for all of the locations listed above except the following; 23 South Fourth Street, Geneva, 2761 Black Road, Joliet, 1015 Brookforest Road, Shorewood, 1000 South McLean Blvd, Elgin, and 2S101 Harter Road, Kaneville, which are leased offices.  The offices at 6800 West Route 34 in Plano and 4040 Veteran’s Road in Ottawa are leased spaces in Wal-Mart stores and the offices at 20005 Wolf Rd. in Mokena and 2141 Calistoga Dr. in New Lenox which were acquired in the February 2008 merger with Heritage, are located inside leased spaces in Berkots grocery stores.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank — Yorkville, a wholly owned subsidiary of the Company, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois and oral argument took place in January of 2008.  As a result, the Company will not record any amount of the judgment as income until all appeals have been exhausted and the matter has been concluded in the Company’s favor.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on page 53 of the 2007 Annual Report (attached hereto as Exhibit 13) under the caption “Corporate Information.” As of February 15, 2008 there were in excess of 1,100 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 46 and 50 of the 2007 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note R: Capital, and Note X Acquisition.”

The Company paid dividends as set forth in the table incorporated by reference above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business - Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $57.4 million in junior subordinated debentures to Old Second Capital Trust I and Old Second Capital Trust II in connection with its trust preferred offerings.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.  In February 2008, the Company entered into a subordinated debenture purchase agreement which has terms under which the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends and the Company expects to be able to continue to pay dividends in the future.

Item 6.    Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2007 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 6 — 17 of the 2007 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 13 and 14 of the 2007 Annual Report (attached hereto as Exhibit 13) under the caption “Interest rate risk.”

Item 8.    Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2007 Annual Report (attached hereto as Exhibit 13):

Annual Report
Page No.

Consolidated Balance Sheets	19
Consolidated Statements of Income	20
Consolidated Statements of Cash Flows	21

Consolidated Statements of Changes in Stockholders’ Equity	22
Notes to Consolidated Financial Statements	23-50
Independent Registered Public Accounting Firms’ Reports	51-52

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                                                The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or a reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

                                                The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

                                                As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria specified.

                                                Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

We have audited Old Second Bancorp, Inc. (a Delaware Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Old Second Bancorp, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years in the period ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 14, 2008

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year

Became Executive Officer

of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 57; 1992	President and CEO of the Company

J. Douglas Cheatham	Chief Financial Officer of the Company since May 1999.
Age 51; 1999	Executive Vice President

James L. Eccher	President and Chief Executive Officer of Old Second National Bank since 2003.
Age 42; 2005

Rodney L. Sloan	Executive Vice President and Chief Risk Officer
Age 48; 2007	Senior Lending Officer of Old Second National Bank since 2003.

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2007.

Item 11. Executive Compensation

The Company incorporates by reference the information contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Election of Directors,” and under the caption “Executive Compensation.” The sections in the Proxy Statement marked “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2007 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,333,332	$23.67	116,531
Equity compensation plans not approved by security holders	—	—	—
Total	1,333,332	$23.67	116,531

Security holders approved 100,000 shares in 1994 and 250,000 shares in 2002 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Transactions with Management.”

Item 14. Principal Accountant Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “ Independent Registered Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

        (1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2007 Annual Report (attached hereto as Exhibit 13).

Annual Report
Page No.

Consolidated Balance Sheets	19
Consolidated Statements of Income	20
Consolidated Statements of Cash Flows	21
Consolidated Statements of Changes in Stockholders’ Equity	22
Notes to Consolidated Financial Statements	23-50
Report of Independent Registered Public Accounting Firm	51-52

        (2) Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

        (3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601
Table II. No.
2.1

Agreement and Plan of Merger between Old Second Bancorp, Inc., Old Second Acquisition Inc., and Heritage Banc, Inc. dated November 5, 2007 (incorporated herein by reference to Exhibit 2.1 Of the Form 8-K filed by Old Second Bancorp, Inc. on November 6, 2007)

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)

4.1

Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002, incorporated herein by reference to Exhibit 99.1 of the form 8-K filed by Old Second Bancorp, Inc., September 20, 2002

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10 - Q filed on November 9, 2006 and incorporated herein by reference)

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference)

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003 and incorporated herein by reference)

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed as an exhibit to the Company’s 10-Q filed on May 9, 2007)

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002 and incorporated herein by reference)

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference)

10.8	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference)

10.9	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference)

10.10	Summary of fees for board of directors (filed herewith)

10.11	Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association and Old Second Bancorp, Inc.

10.12	Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association and Old Second Bancorp, Inc.

13.1	The Company’s 2007 Annual Report to Stockholders (filed herewith)

21.1	A list of all subsidiaries of the Company (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

DATE:    March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 17, 2008
William B. Skoglund

	President and Chief Executive Officer	March 17, 2008
/s/ James Eccher	Old Second Bank
James Eccher

Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 17, 2008
J. Douglas Cheatham

/s/ Walter Alexander	Senior Director	March 17, 2008
Walter Alexander

/s/ Edward Bonifas	Director	March 17, 2008
Edward Bonifas

/s/ Marvin Fagel	Director	March 17, 2008
Marvin Fagel

/s/ Barry Finn	Director	March 17, 2008
Barry Finn

/s/ William Kane	Director	March 17, 2008
William Kane

/s/ Mary Krasner	Director	March 17, 2008
Mary Krasner

/s/ John Ladowicz	Director	March 17, 2008
John Ladowicz

/s/ Kenneth Lindgren	Director	March 17, 2008
Kenneth Lindgren

/s/ Jesse Maberry	Director	March 17, 2008
Jesse Maberry

/s/ William Meyer	Director	March 17, 2008
William Meyer

/s/ D. Chet McKee	Director	March 17, 2008
D. Chet McKee

/s/ Gerald Palmer	Director	March 17, 2008
Gerald Palmer

/s/ James Carl Schmitz	Director	March 17, 2008
James Carl Schmitz

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.
2.1	Agreement and Plan of Merger between Old Second Bancorp, Inc., Old Second Acquisition Inc., and Heritage Banc, Inc. dated November 5, 2007 (incorporated herein by reference to Exhibit 2.1 Of the Form 8-K filed by Old Second Bancorp, Inc. on November 6,2007)	—

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)	—

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)	—

4.1	Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002, incorporated herein by reference to Exhibit 99.1 of the form 8-K filed by Old Second Bancorp, Inc., September 20,2002	—

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10 - Q filed on November 9, 2006	—

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000)	—

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003)	—

10.4	Promissory note to the benefit of Marshall & Ilsley Bank (filed as an exhibit to the Company’s 10-Q filed on May 9, 2007)	—

10.5	Old Second Bancorp, Inc. 2002 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 12, 2002)	—

10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)	—

10.7	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005)	—

10.8	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005)	—

10.9	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005)	—

10.10	Summary of fees for board of directors	39

10.11	Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association and Old Second Bancorp, Inc.	—

10.12	Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association and Old Second Bancorp, Inc.	—

13.1	The Company’s 2007 Annual Report to Stockholders	40-91

21.1	A list of all subsidiaries of the Company	92

23.1	Consent of Grant Thornton LLP	93

23.2	Consent of Ernst & Young LLP	94

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	95

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	96

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	97

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	98