Form 10-Q
period 2008-03-31
OLD SECOND BANCORP INC
filed 2008-05-12
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐               No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 5, 2008, the Registrant had outstanding 13,741,686 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$67,912	$60,804
Interest bearing deposits with financial institutions	1,723	403
Federal funds sold	2,800	2,370
Short-term securities available for sale	820	1,162
Cash and cash equivalents	73,255	64,739
Securities available for sale	543,681	559,697
Federal Home Loan Bank and Federal Reserve Bank stock	10,417	8,947
Loans held for sale	10,709	16,677
Loans	2,179,656	1,891,110
Less: allowance for loan losses	20,147	16,835
Net loans	2,159,509	1,874,275
Premises and equipment, net	61,200	49,698
Mortgage servicing rights, net	2,108	2,482
Goodwill	59,078	2,130
Core deposit and other intangible assets, net	8,718	—
Bank owned life insurance (BOLI)	48,223	47,936
Accrued interest and other assets	23,747	31,995
Total assets	$3,000,645	$2,658,576

Liabilities
Deposits:
Noninterest bearing demand	$312,813	$271,549
Interest bearing:
Savings, NOW, and money market	969,912	849,365
Time	1,136,885	992,704
Total deposits	2,419,610	2,113,618
Securities sold under repurchase agreements	38,919	53,222
Federal funds purchased	88,000	165,100
Other short-term borrowings	103,497	82,873
Junior subordinated debentures	58,378	57,399
Subordinated debt	45,000	—
Notes payable and other borrowings	25,590	18,610
Accrued interest and other liabilities	22,880	17,865
Total liabilities	2,801,874	2,508,687

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 18,285,665 at March 31, 2008 and 16,694,775 at December 31, 2007; outstanding 13,740,186 at March 31, 2008 and 12,149,296 at December 31, 2007	18,286	16,695
Additional paid-in capital	57,776	16,114
Retained earnings	213,381	209,867
Accumulated other comprehensive income	4,086	1,971
Treasury stock, at cost, 4,545,479 shares at March 31, 2008 and December 31, 2007	(94,758)	(94,758)
Total stockholders’ equity	198,771	149,889
Total liabilities and stockholders’ equity	$3,000,645	$2,658,576

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$34,305	$31,307
Loans held for sale	224	129
Securities:
Taxable	4,746	3,895
Tax-exempt	1,484	1,324
Federal funds sold	29	58
Interest bearing deposits	4	16
Total interest and dividend income	40,792	36,729
Interest expense
Savings, NOW, and money market deposits	4,810	5,734
Time deposits	12,324	11,840
Securities sold under repurchase agreements	336	553
Federal funds purchased	970	307
Other short-term borrowings	789	936
Junior subordinated debentures	1,065	617
Subordinated debt	315	—
Notes payable and other borrowings	243	263
Total interest expense	20,852	20,250
Net interest and dividend income	19,940	16,479
Provision for loan losses	900	—
Net interest and dividend income after provision for loan losses	19,040	16,479
Noninterest income
Trust income	2,182	2,176
Service charges on deposits	2,055	2,050
Secondary mortgage fees	283	122
Mortgage servicing income	152	148
Net gain on sales of mortgage loans	1,945	1,098
Securities gains, net	308	482
Increase in cash surrender value of bank owned life insurance	287	483
Debit card interchange income	551	463
Other income	1,097	952
Total noninterest income	8,860	7,974
Noninterest expense
Salaries and employee benefits	11,623	9,912
Occupancy expense, net	1,438	1,226
Furniture and equipment expense	1,786	1,494
Amortization of core deposit and other intangible assets	200	—
Advertising expense	372	425
Other expense	4,742	3,528
Total noninterest expense	20,161	16,585
Income before income taxes	7,739	7,868
Provision for income taxes	2,175	2,120
Net income	$5,564	$5,748

Share and per share information:
Ending number of shares	13,740,186	13,110,423
Average number of shares	13,070,056	13,134,897
Diluted average number of shares	13,216,375	13,267,077
Basic earnings per share	$0.43	$0.44
Diluted earnings per share	0.42	0.43
Dividends paid per share	0.15	0.14

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$5,564	$5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,109	1,186
Amortization of leasehold improvement	41	43
Amortization and recovery of mortgage servicing rights, net	410	80
Provision for loan losses	900	—
Origination of loans held for sale	(105,509)	(47,097)
Proceeds from sale of loans held for sale	113,386	53,992
Gain on sales of mortgage loans	(1,945)	(1,098)
Change in current income taxes payable	—	2,120
Increase in cash surrender value of bank owned life insurance	(287)	(483)
Change in accrued interest receivable and other assets	8,277	(1,520)
Change in accrued interest payable and other liabilities	(463)	(8,587)
Net premium amortization on securities	153	264
Securities (gains), net	(308)	(482)
Amortization of core deposit and other intangible assets	200	—
Stock-based compensation	253	156
Net cash provided by operating activities	21,781	4,322
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available for sale	100,243	33,695
Proceeds from sales of securities available for sale	3,581	560
Purchases of securities available for sale	(40,193)	(46,586)
Net change in loans	(2,582)	(12,321)
Net sales of other real estate owned	—	48
Cash paid for acquisition, net of cash and cash equivalents retained	(38,504)	—
Net purchases of premises and equipment	(1,085)	(2,367)
Net cash provided by (used in) investing activities	21,460	(26,971)
Cash flows from financing activities
Net change in deposits	11,341	3,170
Net change in securities sold under repurchase agreements	(14,303)	13,486
Net change in federal funds purchased	(94,200)	(23,000)
Net change in other short-term borrowings	18,590	(2,388)
Proceeds from the issuance of subordinated debt	45,000	—
Proceeds from to junior subordinated debentures	979	—
Proceeds from notes payable and other borrowings	2,683	2,050
Repayment of note payable	(3,000)	(3,500)
Proceeds from exercise of stock options	—	277
Tax benefit from stock options exercised	—	142
Dividends paid	(1,815)	(1,835)
Purchase of treasury stock	—	(1,875)
Net cash used in financing activities	(34,725)	(13,473)
Net change in cash and cash equivalents	8,516	(36,122)
Cash and cash equivalents at beginning of period	64,739	88,525
Cash and cash equivalents at end of period	$73,255	$52,403

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  - Continued

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Supplemental cash flow information
Income taxes paid	$762	$—
Interest paid for deposits	16,188	17,377
Interest paid for borrowings	3,749	2,689
Change in dividends declared not paid	235	6

Acquisition of HeritageBank, Inc.
Noncash assets acquired:
Securities available for sale	$43,971	$—
Federal Home Loan Bank and Federal Reserve Bank Stock	1,470	—
Loans, net	283,552	—
Premises and equipment	11,567	—
Goodwill	56,948	—
Core deposit and other intangible asset	8,918	—
Other assets	1,403	—
Total noncash assets acquired	$407,829	$—

Liabilities assumed:
Deposits	294,651	—
Federal funds purchased	17,100	—
Advances from the Federal Home Loan Bank	9,331	—
Other liabilities	5,243	—
Total liabilities assumed	326,325	—
Net noncash assets acquired	$81,504	$—
Cash and cash equivalents acquired	$5,718	$—
Stock issuance in lieu of cash paid in acquisition	$43,000	$—

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2007.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note A to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company adopted the provisions of SAB 109 on January 1, 2008.  The impact of adoption on January 1, 2008 was not material.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement 141 (revised 2007), Business Combinations (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business.  When effective, this Statement will replace existing SFAS No. 141 in its entirety.  This Statement carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method).  In general, this Statement will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree.  This Statement will eliminate the current cost–based purchase method under SFAS No. 141.  The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests.  The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree.  Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting.  As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles.  This Statement will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs.  In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under this Statement.

This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company intends to adopt this Statement effective January 1, 2009 and apply its provisions prospectively.  The Company currently does not believe that the adoption of this Statement will have a significant effect on its financial statements; however, the effect is dependent upon whether the Company makes any future acquisitions and the specifics of those acquisitions.  This Statement amends the goodwill impairment test requirements in SFAS No. 142.  For a goodwill impairment test as of a date after the effective date of this Statement, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under this Statement.  This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of this Statement.  This accounting will be required when this Statement becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under this Statement.  The Company had $2.1 million of goodwill at December 31, 2007 related to previous business combinations. With the acquisition of Heritage on February 8, 2008 goodwill increased $56.9 million to $59.1 million.  The Company has not determined what effect, if any, this Statement will have on the results of its impairment testing subsequent to December 31, 2008.

In December 2007, the FASB issued Statement 160, Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51.  The new Statement changes the accounting for, and the financial statement presentation of, noncontrolling equity interests in a consolidated subsidiary.  This Statement replaces the existing minority-interest provisions of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, by defining a new term—noncontrolling interests—to replace what were previously called minority interests.  The new standard establishes noncontrolling interests as a component of the equity of a consolidated entity.  The underlying principle of the new standard is that both the controlling interest and the noncontrolling interests are part of the equity of a single economic entity: the consolidated reporting entity.  Classifying noncontrolling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability.  The change affects both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary.  This Statement includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the noncontrolling owners.  The reporting requirements are required to be applied retrospectively.  This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company intends to adopt this Statement effective January 1, 2009 and apply its provisions prospectively.  The Company will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of this Statement.  The Company is evaluating the impact that the adoption of this Statement will have on its financial statements.

In December 2007, the SEC staff issued SAB No. 110, Share-Based Payment (“SAB 110”), which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007.  Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate.  SAB 110 is effective for employee options granted after December 31, 2007.  The Company adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.  Thus, the impact of adoption on January 1, 2008 was not material.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).”  This FSP delays the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company is evaluating the impact, if any, that the implementation of FSP FAS 157-2 will have on its financial statements.  Details related to the adoption of SFAS No. 157 fair value measurements and the impact on our financial statements are discussed in Note 15.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Although the Company does not expect the provisions of SFAS No. 161 to have a material impact on our financial statements, the Company is assessing the potential disclosure effects.

Note 2 – Business Combination

Old Second Acquisition, Inc., was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of Old Second Bancorp, Inc., and HeritageBanc, Inc. (“Heritage”), located in Chicago Heights.  The parties consummated the merger on February 8, 2008, at which time, Old Second Acquisition, Inc. was merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank.  After the completion of the merger transaction on February 8, 2008, Heritage was dissolved and is no longer an existing subsidiary.  The purchase price was paid through a combination of cash and approximately 1.6 million shares of the Company’s common stock totaling $86.0 million excluding transaction costs.  The transaction generated approximately $56.9 million in goodwill and $8.9 million in intangible assets subject to amortization.

The business combination was accounted for under the purchase method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.

Purchase Price of Heritage (in thousands):

Market value (market value per share of $27.50) of the Company’s common stock issued	$43,000
Cash paid	43,000
Transaction costs	1,222
Total Purchase price	$87,222

Allocation of the purchase price

Historical net assets of Heritage as of February 8, 2008	$22,850
Fair market value adjustments as of February 8, 2008
Real estate	$529
Equipment	(134)
Artwork	(30)
Loans	(123)
Goodwill	56,948
Core deposit intangible and other intangible assets	8,918
Time deposits	(1,405)
FHLB advances	(331)
Total Purchase price	$87,222

The purchase accounting for the transaction is preliminary and may be subject to subsequent adjustments.  Under purchase accounting rules, goodwill may fluctuate based on finalizing asset and liability fair value calculations and merger expense estimates.

The following is the unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2008 as though Heritage had been acquired as of January 1, 2007.

	Three months ended March 31,
	2008	2007
Net interest income after provision	$20,254	$19,364
Noninterest income	9,078	8,515
Noninterest expense	25,781	19,237
Income before income taxes	3,551	8,642
Income taxes	2,179	2,130
Net income	$1,372	$6,512

Per common share information
Earnings	$0.10	$0.44
Diluted earnings	$0.10	$0.44

Average common shares issued and outstanding	13,740,186	14,698,533
Average diluted common shares outstanding	13,886,505	14,842,925

Included in the pro forma results of operations for the three months ended March 31, 2008 was one-time pretax merger costs  of $3.9 million.

Note 3 – Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2008:
U.S. Treasury	$6,531	$443	$—	$6,974
U.S. government agencies	168,729	1,977	—	170,706
U.S. government agency mortgage-backed	96,851	2,070	(60)	98,861
States and political subdivisions	157,956	2,652	(863)	159,745
Collateralized mortgage obligations	98,051	1,148	(117)	99,082
Asset-backed and equity securities	9,630	—	(497)	9,133
	$537,748	$8,290	$(1,537)	$544,501
December 31, 2007:
U.S. Treasury	$10,018	$132	$—	$10,150
U.S. government agencies	209,799	955	(203)	210,551
U.S. government agency mortgage-backed	95,839	1,128	(92)	96,875
States and political subdivisions	158,862	1,440	(544)	159,758
Collateralized mortgage obligations	73,518	463	(40)	73,941
Asset-backed and equity securities	9,559	25	—	9,584
	$557,595	$4,143	$(879)	$560,859

Recognition of other than temporary impairment was not necessary in the first quarter of 2008.  The change in value was related to interest rate fluctuations and was not related to credit quality deterioration.  An increase in rates will generally cause a decrease in the value of individual securities while a decrease in rates typically results in an increase in value.  The Company has the ability and intent to hold all securities until recovery.

Note 4 – Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2008	2007
Commercial and industrial	$240,007	$197,124
Real estate - commercial	722,525	633,909
Real estate - construction	500,040	399,087
Real estate - residential	673,575	634,266
Installment	38,098	20,428
Lease financing receivables	6,886	7,922
	2,181,131	1,892,736
Net deferred loan fees and costs	(1,475)	(1,626)
	$2,179,656	$1,891,110

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses during the quarter ended March 31 were as follows:

	2008	2007
Balance at beginning of period	$16,835	$16,193
Addition resulting from acquisition	3,039	—
Provision for loan losses	900	—
Loans charged-off	(707)	(86)
Recoveries	80	142
Balance at end of period	$20,147	$16,249

Note 6 – Goodwill and Intangibles

The Company added $56.9 million in goodwill and recorded $8.9 million in core deposits and other intangibles as of February 8, 2008 due to the Heritage acquisition.  The amortization of intangible assets was $200,000 for the three months ended March 31, 2008.  At March 31, 2008, the expected amortization of intangible assets is $1.10 million for the year ending December 31, 2008, $1.17 million for the year ending December 31, 2009 and $1.13 million for the year ending December 31, 2010, $847,000 for the year ending December 31, 2011 and $780,000 for the year ending December 31, 2012.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2008 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance, January 1	$2,130	$—
Addition resulting from acquisition	56,948	8,918
Amortization	—	(200)
Balance, March 31	$59,078	$8,718

Note 7 – Mortgage Servicing Rights

      Changes in capitalized mortgage servicing rights during the quarter ended March 31 were as follows:

	2008	2007
Balance at beginning of period	$2,569	$3,032
Additions	36	155
Amortization	(266)	(190)
Balance at end of period	2,339	2,997
Changes in the valuation allowance for servicing assets were as follows:
Balance at beginning of period	(87)	(150)
Provisions for impairment	(475)	—
Recovery credited to expense	331	110
Balance at end of period	(231)	(40)
Net balance	$2,108	$2,957

Note 8 – Deposits

Major classifications of deposits as of March 31, 2008, and December 31, 2007, were as follows:

	2008	2007
Noninterest bearing	$312,813	$271,549
Savings	117,915	96,425
NOW accounts	289,223	247,262
Money market accounts	562,774	505,678
Certificates of deposit of less than $100,000	659,426	599,034
Certificates of deposit of $100,000 or more	477,459	393,670
	$2,419,610	$2,113,618

Note 9 –Borrowings

The following table is a summary of borrowings as of March 31, 2008, and December 31, 2007:

	2008	2007
Securities sold under repurchase agreements	$38,919	$53,222
Federal funds purchased	88,000	165,100
FHLB advances	102,027	80,000
Treasury tax and loan	1,470	2,873
Junior subordinated debentures	58,378	57,399
Subordinated debt	45,000	—
Notes payable and other borrowings	25,590	18,610
	$359,384	$377,204

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at March 31, 2008 and December 31, 2007.

The Company borrowings at the Federal Home Loan Bank of Chicago (“FHLBC”) are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these advances were collateralized by FHLBC stock of $9.3 million and loans totaling $303.3 million at March 31, 2008.  FHLBC stock of $7.8 million and loans totaling $278.6 million were pledged as of December 31, 2007.  On March 10, 2008 a 4.98%, fixed-rate FHLBC advance of $30 million matured and was replaced with a short-term FHLBC advance of $50 million that had a floating rate of four basis points above the FHLBC federal funds equivalent rate.  That advance matured on April 10, 2008 and a new one-month FHLBC advance with the same floating rate terms was obtained and is scheduled to mature on May 12, 2008.  As of March 31, 2008, a second floating rate FHLBC advance of $50 million was scheduled to mature on May 1, 2008 and was renewed with the same terms and a June 2, 2008 maturity.  Both of the floating rate advances are priced with the same index and spread and these obligations can also be prepaid without incurring a fee after providing a two-business day notice to the issuer.  As of March 31, 2008, the Company also had $9.0 million in FHLBC advances that were assumed through the Heritage merger.  These advances have fixed rates and $7.0 million of this amount is presented in the notes payable and other borrowings section of the Consolidated Balance Sheets.  The amount and terms of these advances are $2.0 million maturing November 10, 2008 at a rate of 5.08%, $2.0 million maturing May 11, 2009 at a rate of 5.0%, and $5.0 million maturing February 16, 2010 at a rate of 5.09%.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits.  The Company is allowed to hold these deposits for the Federal Reserve until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of March 31, 2008, and December 31, 2007, the TT&L deposits were $1.5 million and $2.9 million, respectively.

The Company had a $30 million revolving line of credit available with Marshall & Ilsley Bank (“M&I”) which had an outstanding balance of $18.6 million as of December 31, 2007.  On January 31, 2008, the Company entered into a $75.5 million credit facility with LaSalle Bank National Association, (now Bank of America) which was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The senior debt facility included a $500,000 term loan with a maturity of March 31, 2018, and a revolving loan with a maturity of March 31, 2010.  The revolving loan replaced the $30.0 million revolving line of credit facility previously held with M&I.  At March 31, 2008, $17.8 million was outstanding on that line.  Management expects to renew the revolving loan on an annual basis.  The subordinated debt matures on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either LaSalle’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The senior debt is secured with all of the issued and outstanding shares of Old Second National Bank.

The above credit facility Agreement contains usual and customary provisions regarding acceleration upon the occurrence of an event of default by the Company under the Agreement, as described therein.  The Agreement also contains certain customary representations and warranties and financial and negative covenants.  The proceeds of the $45.0 million of subordinated debt were primarily used to finance the acquisition of Heritage including transaction costs.  This $30.0 million borrowing facility is for general corporate purposes and was primarily used in the past to repurchase common stock.

Note 10 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $5.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, they can be called in whole or in part by the Company beginning on June 30, 2008 and from time to time thereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II (the “Trust”) in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.766% through June 15, 2017 and float at 150 basis points over the British Bankers Association three-month LIBOR rate thereafter.  The Company issued a new $25.8 million subordinated debenture to the Trust in return for the aggregate net proceeds of this trust preferred offering and to provide the primary source of financing for the common stock tender offer that was completed in May 2007.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 11 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,333,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 89,277 at March 31, 2008 and 116,531 at December 31, 2007.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $252,516 in the first quarter of 2008 and $156,409 in the first quarter of 2007.  The total income tax benefit was $88,381 in the first quarter of 2008 and $54,743 in the first quarter of 2007.

No options were issued during the first quarter of 2008.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $798,679 as of March 31, 2008, and is expected to be recognized over a weighted-average period of 2.36 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $492,305 as of March 31, 2007, and is expected to be recognized over a weighted-average period of 2.75 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
March 31, 2008:
Beginning outstanding	740,798	$23.67
Granted	—	—
Exercised	—	—
Expired	—	—
Ending outstanding	740,798	$23.67	6.0	$3,595,006
Exercisable at end of quarter	598,466	$22.59	5.2	$3,595,006

March 31, 2007:
Beginning outstanding	682,411	$22.60
Granted	—	—
Exercised	(21,947)	12.66
Expired	—	—
Ending outstanding	660,464	$22.93	6.4	$4,062,485
Exercisable at end of quarter	586,464	$22.14	6.0	$4,062,485

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	March 31, 2008
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	142,332	$6.53
Granted	—	—
Vested	—	—
Nonvested at March 31, 2008	142,332	$6.53

A summary of stock option activity as of the first quarter of each year is as follows:

	March 31, 2008	March 31, 2007

Intrinsic value of options exercised	$—	$356,990
Cash received from option exercises	—	277,739
Tax benefit realized from option exercises	—	141,886
Weighted average fair value of options granted	—	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  There were 27,254 shares issued during the first quarter of 2008 and 26,184 in the first quarter of 2007.  These shares are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These shares vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock is as follows:

	March 31, 2008		March 31, 2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	46,065	$30.09	20,423	$31.27
Granted	27,254	27.75	26,184	29.20
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at March 31	73,319	$29.22	46,607	$30.11

Total unrecognized compensation cost of restricted shares is $1,183,856 as of March 31, 2008, which is expected to be recognized over a weighted-average period of 2.19 years.  Total unrecognized compensation cost of restricted shares was $1,014,115 as of March 31, 2007, which was expected to be recognized over a weighted-average period of 2.33 years.  There were no restricted shares vested at March 31, 2008 or 2007.

Note 12 – Earnings Per Share

Earnings per share is included below as of March 31 (share data not in thousands):

	2008	2007
Basic earnings per share:
Weighted-average common shares outstanding	13,070,056	13,134,897
Net income available to common stockholders	$5,564	$5,748
Basic earnings per share	$0.43	$0.44
Diluted earnings per share:
Weighted-average common shares outstanding	13,070,056	13,134,897
Dilutive effect of restricted shares	28,388	10,075
Dilutive effect of stock options	117,931	122,105
Diluted average common shares outstanding	13,216,375	13,267,077
Net income available to common stockholders	$5,564	$5,748
Diluted earnings per share	$0.42	$0.43
Core diluted earnings per share (non-GAAP)(1)	$0.45	$0.43

Number of antidilutive options excluded from the diluted earnings per share calculation	373,000	280,000

(1) As per the management discussion on page 19, core net income from continuing operations is the numerator of this measure and is defined by management as net income available to common stockholders plus $434,000 of acquisition transaction costs in 2008, net of a tax rate adjustment of 35%.

Note 13 – Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income during the quarters ended March 31:

	2008	2007
Unrealized holding gains on available for sale securities arising during the period	$3,797	$2,212
Related tax expense	(1,496)	(875)
Holding gains after tax	2,301	1,337

Less: Reclassification adjustment for the gains realized during the period
Realized gains	308	482
Income tax expense on net realized gains	(122)	(192)
Net realized gains after tax	186	290
Total other comprehensive income	$2,115	$1,047

Note 14 – Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $677,000 and $447,000 in the first quarters of 2008 and 2007, respectively, as the Company had lowered its discretionary profit sharing contribution in 2007.  Management increased the discretionary plan expense in 2008, in part to accommodate the additional permanent employees from Heritage.

Note 15 – Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB

Statement No. 157.”  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As disclosed in the Company’s 2007 Annual Report the impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  As previously disclosed, the Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Fair Value Measurement

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.

Level 2:  Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company uses the following methods and significant assumptions to estimate fair value:

•                  Investment securities available for sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

•                  U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

•                  Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•                  Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs, are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

•                  Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

•                  State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems.  Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.

•                  Asset-backed securities held by the Company are triple AAA rated collateralized debt obligations (“CDO”) collateralized by trust preferred security issuances of other financial institutions.  These securities are not traded daily and are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities,  knowledge of credit events in underlying collateral, and standard fixed income techniques.

•                  Marketable equity securities are priced using available market information.

•                  Residential mortgage loans eligible for sale in the secondary market are carried at the lower of cost or fair value.  The fair value of loans held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

•                  Lending related commitments to fund certain residential mortgage loans (interest rate locks) to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates from the date of the commitment and do not typically involve significant judgments by management.

•                  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value.  The Company is able to compare the valuation model inputs, such as the discount note, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates  to widely available published industry data for reasonableness.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The table below presents the balance of assets and liabilities at March 31, 2008 measured at fair value on a recurring basis:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$6,974	$537,475	$52	$544,501
Other assets (Forward loan commitments to investors)	—	(537)	—	(537)
Total	$6,974	$536,938	$52	$543,964

Liabilities:
Other liabilities (Interest rate lock commitments to borrowers)	$—	$(537)	$—	$(537)
Total	$—	$(537)	$—	$(537)

In the first quarter of 2008, there were no material changes or amounts in Level 3 assets or liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and loans held for sale (“LHFS”).  Adjustments to fair value on LHFS primarily result from application of lower-of-cost-or-fair value accounting.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights(1)	$—	$—	$2,108	$2,108
Loans(2)	—	—	7,857	7,857
Total	$—	$—	$9,965	$9,965

(1) Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $2.1 million resulting in a valuation allowance of $231,000.  A charge of $144,000 was included in earnings for the period.

(2) Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral.  The carrying value of loans fully charged off is zero.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as trust services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  On February 8, 2008, the Company completed its acquisition of HeritageBanc, Inc. (“Heritage”) and merged Heritage Bank with and into Old Second National Bank.  As a result of the merger, the Company expanded its franchise into southwestern Cook County and the higher growth markets of the south Chicago suburbs by adding five retail banking locations and one mobile banking operation.  This acquisition provided additional market penetration and allowed the Company to fill in its footprint surrounding the Chicago metropolitan area.  The Company also offers insurance products through Old Second Financial, Inc.

The acquisition of Heritage was announced in November 2007, closed on February 8, 2008, and the systems conversions were completed by the middle of March.  The transaction closing in the first quarter and the expedient integration of the organizations following the merger, positions the Company to begin to realize the economic benefits of the transaction in the second quarter of 2008.  In addition to the expected cost savings, the Company obtained the opportunity for revenue enhancement by applying its relationship focused banking strategies to a larger market area and additional new client base.  This approach includes the delivery of wealth management services, as well as expanded mortgage, treasury and retail services to supplement the traditional loan and deposit products that were previously offered by Heritage.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of the Company’s stock valued at $27.50 per share to consummate the Heritage acquisition.  Details related to the allocation of the purchase price for this business combination are discussed in Note 2.  The final terms of the credit facilities established to complete the acquisition are detailed in Note 9.

Results of Operations

First quarter 2008 earnings included the contribution of the Heritage acquisition from the February 8, 2008 closing date.  Net income for the current period was $5.56 million, $0.42 diluted earnings per share, as compared with $5.75 million, or $0.43 diluted earnings per share, in the first quarter of 2007.  In comparing the first quarters of 2008 and 2007, there were realized securities gains of $308,000 and $482,000, respectively.  The Company recorded a $900,000 provision for loan losses in the first quarter of 2008 whereas there was no loan loss provision made in the first quarter of 2007.  The return on average equity decreased from 14.52% in the first quarter of 2007, to 12.46% for the same period in 2008.

The transaction charges related to Heritage, net of taxes calculated at a 35% statutory rate, totaled $434,000, or $.03 per diluted share.  Core net income, which is calculated by excluding these transaction costs, in the first quarter of 2008 was $6.0 million, which equates to core diluted earnings per share of $0.45 and a core return on average equity of 13.43%.  Management believes that the exclusion of the transaction charges more accurately reflects income from continuing operations, and references to core net income, core diluted earnings per share, and ratios identified as “core” are all non-GAAP measurements.

Net Interest Income

Net interest income increased from $16.5 million in the first quarter of 2007 to $19.9 million in the first quarter of 2008.  Average earning assets grew $369.4 million, or 16.4%, from March 31, 2007 to March 31, 2008 with Heritage contributing approximately $192.7 million of that growth with the remaining growth occurring in 2007.  Average interest bearing liabilities increased $314.8 million, or

15.9%, during the same period.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, increased from 3.10% in the first quarter of 2007 to 3.18% in the first quarter of 2008.  The average tax-equivalent yield on earning assets decreased from 6.64% in the first quarter of 2007 to 6.28%, or 36 basis points, in the first quarter of 2008.  At the same time, however, the cost of funds on interest-bearing liabilities decreased from 4.13% to 3.64%, or 49 basis points.  The interest income produced from the growth in earning assets more than offset the cost of funding that growth in balances.  Additionally, the general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  In addition to the “core” earnings discussion related to the Heritage acquisition transaction costs found in the results of operation section of the preceding page, management has traditionally disclosed other certain non-GAAP ratios to evaluate and measure the Company’s performance.  This includes taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and note below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2008 and 2007.

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Quarters ended March 31, 2008 and 2007

(Dollar amounts in thousands - unaudited)

	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$801	$4	1.98%	$1,427	$16	4.48%
Federal funds sold	3,901	29	2.94	4,488	58	5.17
Securities:
Taxable	404,121	4,746	4.70	340,990	3,895	4.57
Non-taxable (tax equivalent)	154,101	2,283	5.93	144,454	2,037	5.64
Total securities	558,222	7,029	5.04	485,444	5,932	4.89
Loans and loans held for sale (1)	2,064,136	34,574	6.63	1,766,310	31,493	7.13
Total interest earning assets	2,627,060	41,636	6.28	2,257,669	37,499	6.64
Cash and due from banks	47,940	—	—	50,036	—	—
Allowance for loan losses	(18,960)	—	—	(16,220)	—	—
Other noninterest-bearing assets	170,562	—	—	124,827	—	—
Total assets	$2,826,602			$2,416,312
Liabilities and Stockholders’ Equity
NOW accounts	$255,415	$802	1.26%	$245,485	$1,008	1.67%
Money market accounts	523,664	3,822	2.94	466,201	4,511	3.92
Savings accounts	102,952	186	0.73	105,041	215	0.83
Time deposits	1,071,852	12,324	4.62	979,553	11,840	4.90
Interest bearing deposits	1,953,883	17,134	3.53	1,796,280	17,574	3.97
Securities sold under repurchase agreements	43,763	336	3.09	49,028	553	4.57
Federal funds purchased	110,435	970	3.47	22,588	307	5.44
Other short-term borrowings	86,266	789	3.62	70,096	936	5.34
Junior subordinated debentures	58,044	1,065	7.34	31,625	617	7.80
Subordinated debt	26,703	315	4.67	—	—	—
Notes payable and other borrowings	22,219	243	4.33	16,896	263	6.23
Total interest bearing liabilities	2,301,313	20,852	3.64	1,986,513	20,250	4.13
Noninterest bearing deposits	327,167	—	—	253,838	—	—
Accrued interest and other liabilities	18,523	—	—	15,427	—	—
Stockholders’ equity	179,599	—	—	160,534	—	—
Total liabilities and stockholders’ equity	$2,826,602			$2,416,312
Net interest income (tax equivalent)		$20,784			$17,249
Net interest income (tax equivalent) to total earning assets			3.18%			3.10%
Interest bearing liabilities to earning assets	87.60%			87.99%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $956,000 and $820,000 for the first quarter of 2008 and 2007, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2008	2007
Interest income (GAAP)	$40,792	$36,729
Taxable equivalent adjustment - loans	45	57
Taxable equivalent adjustment - securities	799	713
Interest income (TE)	41,636	37,499
Less: interest expense (GAAP)	20,852	20,250
Net interest income (TE)	$20,784	$17,249
Net interest and income (GAAP)	$19,940	$16,479
Net interest income to total interest earning assets	3.05%	2.96%
Net interest income to total interest earning assets (TE)	3.18%	3.10%

Provision for Loan Losses

The Company recorded a $900,000 provision for loan losses in the first quarter of 2008, while there was no provision in the first or fourth quarters of 2007, and a $1.2 million provision for the full year of 2007.  Nonperforming loans increased to $13.3 million at March 31, 2008 from $6.0 million at December 31, 2007, and $1.7 million at March 31, 2007.  In the first quarter of 2008 and the fourth quarter of 2007, the Company recorded net loan charge-offs of $627,000 and $469,000, respectively.  None of the recorded charge-offs related to the Heritage loan portfolio.  In the first quarter of 2007, the Company had a small net recovery of $56,000.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.

The $7.3 million increase in nonperforming loans from December 31, 2007 included the addition of $8.3 million in loans, offset by $881,000 in reductions that included the full repayment of two previously reported nonperforming loans.  The $8.3 million in additional loans were spread across different sectors of the real estate market, which included seven commercial real estate loans totaling $4.9 million (including one Heritage loan of $215,000), ten residential real estate properties totaling $2.7 million, and $709,000 in residential real estate construction loans to one borrower on homes that have recently been completed.  The three largest real estate commercial loan additions included the following:

•                  A $2.1 million loan on a multi-tenant commercial building that recently experienced a high vacancy rate. The loan was originally structured with a guarantor, which management believes has the capacity to provide some repayment support, although, a final workout plan has not been established.

•                  A $1.2 million apartment building loan that has a sales contract under negotiation. The Company has made a specific loan loss allocation for the estimated shortfall on any sale.

•                  An $883,000 commercial loan collateralized by an industrial building where the Company has a first lien position with an original loan to collateral advance rate of 50% based upon the initial appraised value. That property is in foreclosure with another lender holding a junior mortgage position, which generally strengthens the Company’s workout position, but could also prolong the liquidation process.

There were ten nonperforming residential real estate loans in various stages of foreclosure, one of which was attributed to Heritage.  Most of the residential real estate loans were underwritten with an original loan to collateral advance rate of no more than 80%, and those underwritten at a higher advance rate have added credit support in the form of mortgage insurance.  The Company evaluated the loss exposure of all of the above loans individually, and designated specific portions of the allowance for loan losses based upon respective estimates of the revised collateral value under the currently weakened real estate market conditions.

The ratio of the allowance for loan losses to nonperforming loans was 151.5% as of March 31, 2008 as compared to 282.0% at year end 2007 and 932.8% at March 31, 2007.  Management determines the amount to provide for in the allowance for loan losses based upon a number of factors including loan growth, the quality and composition of the loan portfolio and loan loss experience.  While the amount of nonperforming loans decreased in the first part of 2007, management detected a general deceleration in real estate building and development activity as compared to prior years.  While borrowers generally continued to perform on their commercial real estate obligations, management believed that the slowdown in the development and construction sector combined with the Company’s concentration in these types of loans represented increased risk.  These environmental factors were included in the assessment of the adequacy of the allowance for loan losses.  Additionally, management believed that the allowance for loan losses brought over in the Heritage transaction was adequate to address the risks specific to the loan portfolio purchased.

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

When measured as a percentage of loans outstanding, the allowance for loan losses was 0.92% at March 31, 2008, 0.89% at December 31, 2007 and 0.91% as of March 31, 2007.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  Nonperforming loans and related disclosures for the quarter ended March 31, 2008 and year ended December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Nonaccrual loans	$12,354	$5,346
Restructured loans	—	—
Loans 90 days or more past due and still accruing interest	943	625
Nonperforming loans	13,297	5,971
Other real estate	—	—
Nonperforming assets	$13,297	$5,971

Interest income recorded on nonaccrual loans	16	179
Interest income which would have been accrued on nonaccrual loans	266	480

Noninterest Income

Noninterest income was $8.9 million during the first quarter of 2008 and $8.0 million during the first quarter of 2007, an increase of $886,000, or 11.1%, $301,000 of which was attributable to Heritage.  Mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $2.4 million, an increase of $1.0 million, or 74.0%, from the first quarter of 2007.  Heritage contributed $107,000 of the mortgage banking increase.  The largest increase in income from mortgage operations was in net gain on sales, which resulted from increased volume despite market turbulence.  In early 2007, the Company reengineered its secondary mortgage lending operations and systems including its approach to pricing, compensation and geographic distribution of lenders.  As the year progressed and the secondary market became increasingly complex in product offering and began to experience pricing volatility, the Company was better positioned as a result of the changes to efficiently close loans and provide a consistent customer relationship experience.

Realized gains on securities totaled $308,000 in the first quarter of 2008, which consisted of $95,000 from sold securities and $213,000 from called securities.  In the first quarter of 2007, there was $482,000 in realized gains from sold securities.  Bank owned life insurance (“BOLI”) income decreased $196,000, or 40.6%, from $483,000 to $287,000 in 2008, due to the decreasing interest rates available on the underlying insurance investments.  Interchange income from debit card usage increased $88,000, or 19.0%, in the first quarter of 2008 as customers continued to show a preference for this payment method.  Other noninterest income increased $145,000, or 15.2%, with the former Heritage operations contributing $55,000 of that increase.  The primary sources for the increase in the other income category were letter of credit and credit card processing fees.

Noninterest Expense

Noninterest expense was $20.2 million during the first quarter of 2008, an increase of $3.6 million, or 21.6%, from $16.6 million in the first quarter of 2007.  Approximately $667,000 of this amount was related to one-time merger costs.  The efficiency ratio was 68.0% for the three months ended March 31, 2008, compared to 65.8% for the same period in 2007.  The efficiency ratio measures noninterest expense as a percentage of the sum of net tax-equivalent interest income plus noninterest income.  Excluding the one-time merger costs, net of taxes calculated at a 35% statutory tax rate, the core efficiency ratio at March 31, 2008 was 66.6%.  Management believes that the non-GAAP core efficiency ratio calculation provides insight into comparison between the periods by eliminating the impact of nonrecurring items related to the Heritage acquisition.

Salaries and benefits expense was $11.6 million during the first quarter of 2008, an increase of $1.7 million, or 17.3%, from $9.9 million in the first quarter of 2007.  The increase in personnel expenses related to normal annual increases in compensation rates and increased staffing levels that included the addition of permanent and transitional employees from Heritage.  The full time equivalent count rose from 579 in the first quarter of 2007 to 630 in the first quarter of 2008, which included 81 full time equivalent Heritage employees.  Salary and basic benefit costs related to Heritage are expected to decrease by approximately $134,000 in the second quarter and $311,000 in the third quarter as the Company expects to eliminate 35 full and part-time positions during the second quarter.  The 2008 expense for the discretionary profit sharing and management bonus plans also increased as compared to first quarter 2007, as did the commission expense related to mortgage loan sales activity.

Occupancy expense increased $212,000, or 17.3%, from the first quarter of 2007 to the first quarter of 2008.  On a comparative basis, facility expense in 2008 incorporated one new retail branch that opened in May 2007 as well as the five new Heritage retail locations and one mobile banking facility.  Approximately $83,000 in first quarter 2008 net occupancy expense was attributable to Heritage whereas an additional $55,000 was due to a one-time settlement charge to close a leased mortgage origination office.  With the prolonged winter weather conditions in 2008, the Company also recorded a general increase in utility and maintenance costs.  Furniture and equipment expense increased $292,000, or 19.6%, from the first quarter of 2007 to the first quarter of 2008, and substantially all of this increase was attributable to one-time conversion costs.  Advertising expense in 2008 decreased by $53,000, or 12.5%, when compared to the same period in 2007.  Included in the 2008 advertising expense was $29,000 in one-time costs related to the distribution of Heritage marketing and disclosure related materials.  Other expense increased $1.2 million, or 34.4%, primarily due to the resumption of FDIC insurance premiums as prior credits expired, mortgage servicing rights impairment recognition and, to a lesser degree, increased amortization charges related to those rights, recruitment fees and increased sales incentive program costs.  Approximately $46,000 of the increase in other expense was directly attributable to the Heritage acquisition.

Income Taxes

The provision for income tax as a percentage of pretax income, or effective tax rate, increased from 26.9% in of the first quarter of 2007 to 28.1% in the first quarter of 2008 versus 28.4% in the fourth quarter of 2007.  Increased levels of tax-exempt income from securities helped to reduce federal income tax expense in the first quarter of 2008, but this benefit was more than offset by a reduction in BOLI income in the same period.  The effective tax rate also increased in 2008 due to a change in Illinois tax law.  Under the revised law, the receipts of Old Second Management, LLC (“OSM”), an investment subsidiary of the bank, no longer qualified as an excluded company and now requires inclusion in the unitary tax return.  The Illinois tax law revision is also expected to change the deductibility of REIT dividends beginning January 1, 2009, which will eliminate the recognition of a substantial portion of the tax benefits related to this ownership structure.  OSM owns 100% of the common stock of a real estate investment trust (REIT) which holds fixed and variable rate real estate loans that were previously held by our main bank subsidiary.  In addition to providing income tax benefits, which lower the effective tax rate, the REIT ownership structure also provides the Company with a vehicle for raising future capital as desired.  The general decrease in market and loan portfolio interest rates lowered the amount of interest income generated by the REIT in the first quarter of 2008, as did a decrease in the loan balances held by that subsidiary.

Financial Condition

Assets

Total assets were $3.00 billion as of March 31, 2008, compared with $2.66 billion as of December 31, 2007.  Loans grew $288.6 million at quarter end 2008, with Heritage contributing virtually all of that increase with $288.3 million in loans.  Securities available for sale decreased $16.4 million during the first quarter of 2008.  Preliminary estimates of goodwill and core deposit and other intangible assets related to the Heritage acquisition were $57.0 million and $8.9 million, respectively and additional information related to the carrying amount of goodwill and core deposit and other intangible assts are discussed in Note 6 of the financial statements included in this quarterly report.

 Loans

Total loans were $2.18 billion as of March 31, 2008, an increase of $288.6 million from $1.89 billion as of December 31, 2007.  The increase was primarily attributable to the Heritage acquisition.  Heritage had a similar loan portfolio breakdown as the Company and the largest changes by loan type included increases in commercial real estate and real estate construction loans of $88.6 million and $101.0 million, respectively.  Commercial and industrial loans grew $42.9 million whereas residential real estate loans increased $39.3 million in the same first quarter comparison.

The loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company is located in growing areas with significant open space, real estate lending (including commercial, residential, and construction) is a sizeable portion of the portfolio.  Heritage contributed $288.3 million in loan growth at March 31, 2008 and that loan portfolio mix also had a substantial real estate component.  In the aggregate, real estate loans represented 87.0% of the portfolio as of March 31, 2008 and 88.2% of the portfolio as of December 31, 2007.

Securities

Securities available for sale totaled $544.5 million as of March 31, 2008, a decrease of $16.4 million, or 2.9%, from $560.9 million as of December 31, 2007.  The largest category decrease was in United States government agency securities, which decreased $39.9 million, or 18.9%, in the first quarter of 2008 primarily due to the increased volume of called securities in a declining rate environment.  The largest category increase was in collateralized mortgage-backed securities, which increased $25.1 million, or 34.0% in the first quarter.  This increase was primarily due to securities acquired through the Heritage transaction.  The net unrealized gains, net of deferred tax, in the portfolio increased from $2.0 million as of December 31, 2007 to a net unrealized gain of $4.1 million as of March 31, 2008.

Deposits and Borrowings

Total deposits increased $306.0 million during the first quarter of 2008, to $2.42 billion as of March 31, 2008, with Heritage contributing approximately $295.0 million as of the current quarter end.  The category of deposits that grew the most in the first quarter of 2008 was time certificates of deposit accounts, which increased $144.2 million, with Heritage contributing approximately $112.5 million of that increase.  In general, customers also moved to lock in rates in a declining interest rate environment.  At quarter end 2008, the new Heritage bank branches provided the growth in lower cost sources of funds categories, which included a demand deposit increase of $41.3 million and an aggregate increase in the savings, NOW, and money market deposit total of $120.5 million.  The net interest margin (tax equivalent basis) increased from 3.10% in the first quarter of 2007 to 3.18% in the first quarter of 2008.  In comparing the first quarter of 2007 to the first quarter of 2008, the average cost of interest bearing funds decreased 49 basis points.

Securities sold under repurchase agreements, which are typically of short-term duration, decreased $14.3 million, or 26.9%, to $38.9 million as of March 31, 2008, from $53.2 million as of December 31, 2007.  Other short-term borrowings increased $20.6 million during the first quarter of 2008 to $103.5 million, whereas Federal Funds purchased decreased $77.1 million, or 46.7%.  The largest increase in borrowed funds was $45.0 million in subordinated debt.  The proceeds from that obligation were used to finance the acquisition of Heritage as discussed in Note 9 in the financial statements included in this quarterly report.

Capital

The Company and the bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and its subsidiary bank were categorized as well capitalized as of March 31, 2008.  The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s subsidiary bank, as of March 31, 2008 and December 31, 2007.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008:
Total capital to risk weighted assets
Consolidated	$248,441	10.36%	$191,846	8.00%	N/A	N/A
Old Second National Bank	265,084	11.07	191,569	8.00	239,462	10.00
Tier 1 capital to risk weighted assets
Consolidated	183,303	7.65	95,845	4.00	N/A	N/A
Old Second National Bank	244,946	10.23	95,776	4.00	143,663	6.00
Tier 1 capital to average assets
Consolidated	183,303	6.64	110,423	4.00	N/A	N/A
Old Second National Bank	244,946	8.89	110,212	4.00	137,765	5.00

December 31, 2007:
Total capital to risk weighted assets
Consolidated	$218,140	10.58%	$164,945	8.00%	N/A	N/A
Old Second National Bank	235,867	11.45	164,798	8.00	205,997	10.00
Tier 1 capital to risk weighted assets
Consolidated	194,846	9.45	82,474	4.00	N/A	N/A
Old Second National Bank	219,041	10.63	82,424	4.00	123,636	6.00
Tier 1 capital to average assets
Consolidated	194,846	7.50	103,918	4.00	N/A	N/A
Old Second National Bank	219,041	8.44	103,811	4.00	129,764	5.00

The Company paid consideration of $43.0 million in cash and issued 1,563,636 shares of Company stock valued at $27.50 per share to consummate the acquisition of Heritage on February 8, 2008.  As detailed in Note 9, the Company also established credit facilities with LaSalle Bank to finance the acquisition that included $45.0 million in subordinated debt.  That debt obligation qualifies as Tier 2 regulatory capital.  In addition, trust preferred securities qualify as Tier 1 regulatory capital, and the Company continues to treat the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.

Net cash inflows from operating activities were $21.8 million in the first three months of 2008, compared with $4.3 million in the first three months of 2007.  Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for both periods.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of operating cash inflow in 2008, whereas the change in these items were an outflow in 2007.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash inflows from investing activities, which included cash paid for the net assets acquired from Heritage as detailed in the supplemental cash flow information, were $21.5 million in the three months ended March 31, 2008, compared to net cash outflows of $27.0 million a year earlier.  The cash paid for the acquisition, net of cash and cash equivalents retained, was $38.5 million.  In the first three months of 2008, securities transactions accounted for a net inflow of $63.6 million, and net principal disbursed on loans accounted for net outflows of $2.6 million.  In the first three months of 2007, securities transactions accounted for a net outflow of $12.3 million, and net principal disbursed on loans accounted for net outflows of $12.3 million.  Cash outflows for property and equipment were $1.1 million in 2008 compared to $2.4 million in the first quarter of 2007.

Net cash outflows from financing activities in the first three months of 2008, were $34.7 million, and the deposit, borrowing and other liabilities that were assumed in the Heritage acquisition are enumerated in the supplemental cash flow information provided.  Significant cash outflows from financing activities in 2008 included reductions of $14.3 million in securities sold under repurchase agreement and $94.2 million in federal funds purchased.  Excluding the net change in deposits, the largest financing cash inflows in 2008 were $18.6 million in other-short term borrowings, which consists primarily of Federal Home Loan Bank advances, and $45.0 million in subordinated debt proceeds that were used to finance the Heritage acquisition.  Details related to the financing of the Heritage transaction and other borrowings are provided in Note 9.  Cash outflows from financing activities in the first three months of 2007, were $13.5 million, which included net increases in deposits and repurchase agreements of $3.2 million and 13.5 million, respectively.  In the same period of 2007, other short-term borrowings and federal funds purchased decreased $2.4 million and $23.0 million, respectively.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

March 31, 2008

	Expected Maturity Dates
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with financial institutions	$1,723	$—	$—	$—	$—	$—	$1,723
Average interest rate	2.50%	0.00%	0.00%	0.00%	0.00%	0.00%	2.50%

Federal funds sold	$2,800	$—	$—	$—	$—	$—	$2,800
Average interest rate	2.21%	0.00%	0.00%	0.00%	0.00%	0.00%	2.21%

Securities (including FHLB/FRB stock)	$60,193	$15,358	$17,633	$23,442	$23,922	$414,370	$554,918
Average interest rate	3.52%	3.31%	4.26%	4.54%	4.27%	4.74%	4.52%

Fixed rate loans (including loans held for sale)	$193,777	$160,804	$215,556	$209,323	$241,352	$179,005	$1,199,817
Average interest rate	6.38%	6.17%	6.47%	6.94%	6.93%	6.65%	6.66%

Adjustable rate loans	$410,561	$93,410	$17,182	$12,697	$48,000	$408,698	$990,548
Average interest rate	5.92%	5.55%	5.38%	5.61%	5.61%	5.97%	5.88%
Total	$669,054	$269,572	$250,371	$245,462	$313,274	$1,002,073	$2,749,806

Interest-bearing Liabilities
Interest-bearing deposits	$1,708,150	$44,985	$21,058	$9,392	$10,080	$313,132	$2,106,797
Average interest rate	3.50%	4.22%	4.01%	4.88%	4.25%	0.91%	3.14%

Federal funds purchased	$88,000	$—	$—	$—	$—	$—	$88,000
Average interest rate	2.68%	0.00%	0.00%	0.00%	0.00%	0.00%	2.68%

Short-term borrowing	$142,416	$—	$—	$—	$—	$—	$142,416
Average interest rate	2.26%	0.00%	0.00%	0.00%	0.00%	0.00%	2.26%

Junior subordinated debentures (1)	$—	$—	$—	$—	$—	$58,378	$58,378
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.34%	7.34%

Subordinated debt	$—	$—	$—	$—	$—	$45,000	$45,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.66%	4.66%

Notes payable and other borrowings	$158	$24,932	$—	$—	$—	$500	$25,590
Average interest rate	2.69%	3.78%	0.00%	0.00%	0.00%	4.06%	3.76%
Total	$1,938,724	$69,917	$21,058	$9,392	$10,080	$417,010	$2,466,181

Period gap	$(1,269,670)	$199,655	$229,313	$236,070	$303,194	$585,063	$283,625
Cumulative gap	(1,269,670)	(1,070,015)	(840,702)	(604,632)	(301,438)	283,625

(1)  Refer to Note 10 to the financial statements for additional information on discretionary call date options versus stated maturity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2007.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 15, 2008.  At the meeting, stockholders voted to elect five nominees to the board of directors with terms of service expiring in 2011, the approval of a new stock incentive plan, and to ratify the selection of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

At the meeting, the stockholders elected Marvin Fagel, Barry Finn, William Kane, John Ladowicz, and Kenneth Lindgren to serve as directors with their terms expiring in 2011.  Edward Bonifas, Mary Krasner, William Meyer and William Skoglund will continue to serve as directors with their terms expiring in 2010.  J. Douglas Cheatham, James Eccher, D. Chet McKee, Gerald Palmer, and James Schmitz will continue as directors with their terms expiring in 2009.  The stockholders also approved the ratification of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth in the following tables:

1. Election of directors for terms expiring in 2011:

NOMINEE	FOR	WITHHOLD
Marvin Fagel	12,792,965	185,068
Barry Finn	12,842,052	135,981
William Kane	12,803,387	174,646
John Ladowicz	12,832,300	145,733
Kenneth Lindgren	12,830,040	147,993

2. The adoption of the Old Second Bancorp, Inc. 2008 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN
10,792,372	514,274	235,369

3. Ratification of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

FOR	AGAINST	ABSTAIN
12,830,446	73,946	73,641

Item 5.    Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1         Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle    Bank National Association and Old Second Bancorp, Inc. (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference)

10.2         Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association and Old Second Bancorp, Inc. (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference)

10.3         Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008 and incorporated herein by reference)

31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

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

DATE: May 12, 2008