Form 10-Q
period 2008-06-30
OLD SECOND BANCORP INC
filed 2008-08-11
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2008, the Registrant had outstanding 13,745,686 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$67,293	$60,804
Interest bearing deposits with financial institutions	237	403
Federal funds sold	3,399	2,370
Short-term securities available for sale	1,096	1,162
Cash and cash equivalents	72,025	64,739
Securities available for sale	461,212	559,697
Federal Home Loan Bank and Federal Reserve Bank stock	10,417	8,947
Loans held for sale	7,053	16,677
Loans	2,215,927	1,891,110
Less: allowance for loan losses	21,583	16,835
Net loans	2,194,344	1,874,275
Premises and equipment, net	61,992	49,698
Other real estate owned	608	—
Mortgage servicing rights, net	2,200	2,482
Goodwill	59,014	2,130
Core deposit and other intangible assets, net	8,421	—
Bank owned life insurance (BOLI)	48,556	47,936
Accrued interest and other assets	30,125	31,995
Total assets	$2,955,967	$2,658,576

Liabilities
Deposits:
Noninterest bearing demand	$316,559	$271,549
Interest bearing:
Savings, NOW, and money market	1,015,157	849,365
Time	1,087,138	992,704
Total deposits	2,418,854	2,113,618
Securities sold under repurchase agreements	44,767	53,222
Federal funds purchased	38,300	165,100
Other short-term borrowings	108,006	82,873
Junior subordinated debentures	58,378	57,399
Subordinated debt	45,000	—
Notes payable and other borrowings	24,742	18,610
Accrued interest and other liabilities	17,795	17,865
Total liabilities	2,755,842	2,508,687

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 18,291,165 at June 30, 2008 and 16,694,775 at December 31, 2007; outstanding 13,745,686 at June 30, 2008 and 12,149,296 at December 31, 2007	18,291	16,695
Additional paid-in capital	58,102	16,114
Retained earnings	218,516	209,867
Accumulated other comprehensive (loss) income	(26)	1,971
Treasury stock, at cost, 4,545,479 shares at June 30, 2008 and December 31, 2007	(94,758)	(94,758)
Total stockholders’ equity	200,125	149,889
Total liabilities and stockholders’ equity	$2,955,967	$2,658,576

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$34,257	$32,873	$68,562	$64,180
Loans held for sale	184	218	408	347
Securities:
Taxable	4,214	4,028	8,960	7,923
Tax-exempt	1,513	1,425	2,997	2,749
Federal funds sold	55	79	84	137
Interest bearing deposits	7	8	11	24
Total interest and dividend income	40,230	38,631	81,022	75,360
Interest expense
Savings, NOW, and money market deposits	3,504	5,798	8,314	11,532
Time deposits	11,431	12,104	23,755	23,944
Securities sold under repurchase agreements	202	665	538	1,218
Federal funds purchased	193	933	1,163	1,240
Other short-term borrowings	612	974	1,401	1,910
Junior subordinated debentures	1,072	907	2,137	1,524
Subordinated debt	477	—	792	—
Notes payable and other borrowings	211	200	454	463
Total interest expense	17,702	21,581	38,554	41,831
Net interest and dividend income	22,528	17,050	42,468	33,529
Provision for loan losses	1,900	588	2,800	588
Net interest and dividend income after provision for loan losses	20,628	16,462	39,668	32,941
Noninterest income
Trust income	2,190	2,233	4,372	4,409
Service charges on deposits	2,313	2,166	4,368	4,216
Secondary mortgage fees	232	197	515	319
Mortgage servicing income	143	168	295	316
Net gain on sales of mortgage loans	1,768	1,219	3,713	2,317
Securities gains, net	1,075	—	1,383	482
Increase in cash surrender value of bank owned life insurance	333	570	620	1,053
Debit card interchange income	618	519	1,169	982
Other income	1,431	1,064	2,528	2,016
Total noninterest income	10,103	8,136	18,963	16,110
Noninterest expense
Salaries and employee benefits	11,572	9,779	23,195	19,691
Occupancy expense, net	1,559	1,255	2,997	2,481
Furniture and equipment expense	1,585	1,582	3,371	3,076
Amortization of core deposit and other intangible assets	296	—	496	—
Advertising expense	636	415	1,008	840
Other expense	4,443	3,801	9,185	7,329
Total noninterest expense	20,091	16,832	40,252	33,417
Income before income taxes	10,640	7,766	18,379	15,634
Provision for income taxes	3,318	2,040	5,493	4,160
Net income	$7,322	$5,726	$12,886	$11,474

Share and per share information:
Ending number of shares	13,745,686	12,145,838	13,745,686	12,145,838
Average number of shares	13,742,576	12,622,032	13,406,316	12,877,048
Diluted average number of shares	13,856,956	12,766,424	13,535,392	13,019,565
Basic earnings per share	$0.53	$0.45	$0.96	$0.89
Diluted earnings per share	0.53	0.45	0.95	0.88
Dividends paid per share	0.16	0.15	0.31	0.29

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$12,886	$11,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,243	2,390
Amortization of leasehold improvement	86	86
Amortization and recovery of mortgage servicing rights, net	368	240
Provision for loan losses	2,800	588
Origination of loans held for sale	(193,457)	(120,719)
Proceeds from sale of loans held for sale	206,708	123,565
Gain on sales of mortgage loans	(3,713)	(2,317)
Change in current income taxes payable	474	656
Increase in cash surrender value of bank owned life insurance	(620)	(1,053)
Change in accrued interest receivable and other assets	4,623	384
Change in accrued interest payable and other liabilities	(6,195)	2,090
Net premium amortization on securities	327	506
Securities (gains), net	(1,383)	(482)
Amortization of core deposit and other intangible assets	496	—
Stock-based compensation	505	329
Net cash provided by operating activities	26,148	17,737

Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available for sale	159,258	83,974
Proceeds from sales of securities available for sale	61,819	560
Purchases of securities available for sale	(80,876)	(119,142)
Purchases of Federal Home Loan Bank stock	—	(163)
Net change in loans	(39,925)	(68,340)
Investment in unconsolidated subsidiary	—	(774)
Net sales of other real estate owned	—	48
Purchase of bank owned life insurance	—	(54)
Cash paid for acquisition, net of cash and cash equivalents retained	(38,735)	—
Net purchases of premises and equipment	(3,056)	(3,524)
Net cash provided by (used in) investing activities	58,485	(107,415)

Cash flows from financing activities
Net change in deposits	10,881	34,066
Net change in securities sold under repurchase agreements	(8,455)	17,905
Net change in federal funds purchased	(143,900)	30,500
Net change in other short-term borrowings	21,052	10,102
Proceeds from the issuance of subordinated debt	45,000	—
Proceeds from junior subordinated debentures	979	25,774
Proceeds from notes payable and other borrowings	3,882	21,410
Repayment of note payable	(3,000)	(21,175)
Proceeds from exercise of stock options	54	420
Tax benefit from stock options exercised	25	185
Dividends paid	(3,865)	(3,664)
Purchase of treasury stock	—	(31,230)
Net cash (used in) provided by financing activities	(77,347)	84,293
Net change in cash and cash equivalents	7,286	(5,385)
Cash and cash equivalents at beginning of period	64,739	88,525
Cash and cash equivalents at end of period	$72,025	$83,140

	(Unaudited)
	Six Months Ended
	June 30,
Supplemental cash flow information	2008	2007
Income taxes paid	$7,282	$3,513
Interest paid for deposits	32,165	35,214
Interest paid for borrowings	6,564	6,344
Non-cash transfer of loans to other real estate	608	—
Change in dividends declared not paid	372	(21)

Acquisition of HeritageBanc, Inc.
Noncash assets acquired:
Securities available for sale	$43,971	$—
Federal Home Loan Bank and Federal Reserve Bank Stock	1,470	—
Loans, net	283,552	—
Premises and equipment	11,567	—
Goodwill	56,884	—
Core deposit and other intangible asset	8,917	—
Other assets	1,403	—
Total noncash assets acquired	$407,764	$—

Liabilities assumed:
Deposits	294,355	—
Federal funds purchased	17,100	—
Advances from the Federal Home Loan Bank	9,331	—
Other liabilities	5,243	—
Total liabilities assumed	326,029	—
Net noncash assets acquired	$81,735	$—

Cash and cash equivalents acquired	$5,718	$—

Stock issuance in lieu of cash paid in acquisition	$43,000	$—

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2007.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 06-11 - Accounting for Income Tax Benefits of Dividends on Share - Based Payment Awards (“EITF 06-11”).  EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for our fiscal year beginning January 1, 2008.  Adoption of EITF 06-11 did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement 141 (revised 2007), Business Combinations (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business.  When effective, this Statement will replace existing SFAS No. 141 in its entirety.  This Statement carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method).  In general, this Statement will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree.  This Statement will eliminate the current cost—based purchase method under SFAS No. 141.  The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests.  The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree.  Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting.  As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles.  This Statement will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs.  In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under this Statement.

This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company intends to adopt this Statement effective January 1, 2009 and apply its provisions prospectively.  The Company currently does not believe that the adoption of this Statement will have a significant effect on its financial statements; however, the effect is dependent upon whether the Company makes any future acquisitions and the specifics of those acquisitions.  This Statement amends the goodwill impairment test requirements in SFAS No. 142.  For a goodwill impairment test as of a date after the effective date of this Statement, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under this Statement.  This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of this Statement.  This accounting will be required when this Statement becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under this Statement.  The Company had $2.1 million of goodwill at December 31, 2007 related to previous business combinations. With the acquisition of Heritage on February 8, 2008 goodwill increased $56.9 million to $59.0 million.  The Company has not determined what effect, if any, this Statement will have on the results of its impairment testing subsequent to December 31, 2008.

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

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities.  An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements.  The Company has periodically issued share-based payment awards that contain nonforfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its financial statements.

Note 2 – Business Combination

Old Second Acquisition, Inc., was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of the Company, and HeritageBanc, Inc. (“Heritage”), located in Chicago Heights.  The parties consummated the merger on February 8, 2008, at which time, Old Second Acquisition, Inc. was merged with and into

Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank.  After the completion of the merger transaction on February 8, 2008, Heritage was dissolved and is no longer an existing subsidiary.  The purchase price was paid through a combination of cash and approximately 1.6 million shares of the Company’s common stock totaling $86.0 million excluding transaction costs.  The transaction generated approximately $56.9 million in goodwill and $8.9 million in intangible assets subject to amortization.

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

Purchase Price of Heritage (in thousands):
Market value (market value per share of $27.50) of the Company’s common stock issued	$43,000
Cash paid	43,000
Transaction costs	1,453
Total purchase price	$87,453

Allocation of the purchase price
Historical net assets of Heritage as of February 8, 2008	$22,850
Fair market value adjustments as of February 8, 2008
Real estate	529
Equipment	(134)
Artwork	(30)
Loans	(122)
Goodwill	56,884
Core deposit intangible and other intangible assets	8,917
Time deposits	(1,110)
FHLB advances	(331)
Total purchase price	$87,453

The purchase accounting for the transaction is preliminary and may be subject to subsequent adjustments.  Under purchase accounting rules, goodwill may fluctuate based on receipt of finalized merger expense amounts as compared to prior estimates.

The following is the unaudited pro forma consolidated results of operations of the Company as though Heritage had been acquired as of the beginning of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income after provision	$20,554	$19,480	$40,795	$38,850
Noninterest income	10,103	8,658	19,181	17,173
Noninterest expense	20,068	19,421	45,849	38,660
Income before income taxes	10,589	8,717	14,127	17,363
Income taxes	3,508	2,636	4,249	5,306
Net income	$7,081	$6,081	$9,878	$12,057

Per common share information
Earnings	$0.52	$0.43	$0.72	$0.83
Diluted earnings	$0.51	$0.42	$0.71	$0.83

Average common shares issued and outstanding	13,742,576	14,185,668	13,741,381	14,440,684
Average diluted common shares outstanding	13,856,956	14,330,060	13,870,457	14,583,201

Included in the pro forma results of operations for the six months ended June 30, 2008 was one-time pretax merger costs of $3.9 million.

Note 3 – Securities

Securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2008:
U.S. Treasury	$6,530	$167	$—	$6,697
U.S. government agencies	149,019	776	(377)	149,418
U.S. government agency mortgage-backed	70,617	589	(346)	70,860
States and political subdivisions	156,530	1,076	(1,551)	156,055
Collateralized mortgage obligations	61,708	185	(391)	61,502
Asset-backed and equity securities	17,951	1,418	(1,593)	17,776
	$462,355	$4,211	$(4,258)	$462,308
December 31, 2007:
U.S. Treasury	$10,018	$132	$—	$10,150
U.S. government agencies	209,799	955	(203)	210,551
U.S. government agency mortgage-backed	95,839	1,128	(92)	96,875
States and political subdivisions	158,862	1,440	(544)	159,758
Collateralized mortgage obligations	73,518	463	(40)	73,941
Asset-backed and equity securities	9,559	25	—	9,584
	$557,595	$4,143	$(879)	$560,859

Recognition of other than temporary impairment was not necessary in the first half of 2008.  The change in value was related to interest rate fluctuations and was not related to credit quality deterioration.  An increase in rates will generally cause a decrease in the value of individual securities while a decrease in rates typically results in an increase in value.  The Company has the ability and intent to hold all securities until recovery.

Note 4 – Loans

Major classifications of loans were as follows:

	June 30,	December 31,
	2008	2007
Commercial and industrial	$256,765	$197,124
Real estate - commercial	745,132	633,909
Real estate - construction	482,009	399,087
Real estate - residential	687,912	634,266
Installment	39,291	20,428
Lease financing receivables	6,274	7,922
	2,217,383	1,892,736
Net deferred loan fees and costs	(1,456)	(1,626)
	$2,215,927	$1,891,110

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses as of June 30 are summarized as follows:

	2008	2007
Balance at beginning of period	$16,835	$16,193
Addition resulting from acquisition	3,039	—
Provision for loan losses	2,800	588
Loans charged-off	(1,267)	(225)
Recoveries	176	193
Balance at end of period	$21,583	$16,749

Note 6 – Goodwill and Intangibles

The Company added $56.9 million in goodwill and recorded $8.9 million in core deposits and other intangibles due to the Heritage acquisition on February 8, 2008.  As a result of adjustments to asset valuation and acquisition related expenses, goodwill related to the purchase of Heritage decreased by $64,000 during the second quarter of 2008.  The amortization of intangible assets was $496,000 for the six months ended June 30, 2008.  At June 30, 2008, the expected amortization of intangible assets is $1.1 million for the year ending December 31, 2008, $1.2 million for the year ending December 31, 2009 and $1.1 million for the year ending December 31, 2010, $847,000 for the year ending December 31, 2011 and $780,000 for the year ending December 31, 2012.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the six months ended June 30, 2008 (in thousands):

		Core Deposit
		and Other
	Goodwill	Intangibles
Balance, January 1	$2,130	$—
Addition resulting from acquisition	56,884	8,917
Amortization	—	(496)
Balance, June 30	$59,014	$8,421

Note 7 – Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of June 30, summarized as follows:

	2008	2007
Balance at beginning of period	$2,569	$3,032
Additions	86	200
Amortization	(449)	(390)
Balance at end of period	2,206	2,842

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(87)	(150)
Provisions for impairment	(475)	—
Recovery credited to expense	556	150
Balance at end of period	(6)	—
Net balance	$2,200	$2,842

Note 8 – Deposits

Major classifications of deposits as of June 30, 2008, and December 31, 2007, were as follows:

	2008	2007
Noninterest bearing	$316,559	$271,549
Savings	116,115	96,425
NOW accounts	317,692	247,262
Money market accounts	581,350	505,678
Certificates of deposit of less than $100,000	649,851	599,034
Certificates of deposit of $100,000 or more	437,287	393,670
	$2,418,854	$2,113,618

Note 9 –Borrowings

The following table is a summary of borrowings as of June 30, 2008, and December 31, 2007:

	2008	2007
Securities sold under repurchase agreements	$44,767	$53,222
Federal funds purchased	38,300	165,100
FHLB advances	104,057	80,000
Treasury tax and loan	3,949	2,873
Junior subordinated debentures	58,378	57,399
Subordinated debt	45,000	—
Notes payable and other borrowings	24,742	18,610
	$319,193	$377,204

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under  agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at June 30, 2008 and December 31, 2007.

The Company’s borrowings at the Federal Home Loan Bank of Chicago (“FHLBC”) are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these advances were collateralized by FHLBC stock of $9.3 million and loans totaling $291.3 million at June 30, 2008.  FHLBC stock of $7.8 million and loans totaling $278.6 million were pledged as of December 31, 2007.  On June 23, 2008 a 2.52%, daily floating rate FHLBC advance of $100 million was obtained that had a rate of four basis points above the FHLBC federal funds equivalent rate and was scheduled to mature on July 23, 2008.  At maturity that advance was increased to $150 million and the new advance was obtained with substantially the same terms and an August 25, 2008 maturity.  The $150 million FHLBC advance can be prepaid without incurring a fee after providing a two-business day notice to the issuer.  As of June 30, 2008, the Company also had $9.0 million in FHLBC advances that were assumed through the Heritage merger.  The amount and terms of these fixed rate advances are $2.0 million maturing November 10, 2008 at a rate of 5.08%, $2.0 million maturing May 11, 2009 at a rate of 5.0%, and a $5.0 million advance maturing February 16, 2010 at a rate of 5.09%, which is presented in the notes payable and other borrowings section of the Consolidated Balance Sheets.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits.  The Company is allowed to hold these deposits for the Federal Reserve until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of June 30, 2008, and December 31, 2007, the TT&L deposits were $3.9 million and $2.9 million, respectively.

The Company had a $30 million revolving line of credit available with Marshall & Ilsley Bank (“M&I”) which had an outstanding balance of $18.6 million as of December 31, 2007.  On January 31, 2008, the Company entered into a $75.5 million credit facility with LaSalle Bank National Association, (now Bank of America NA), which was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The senior debt facility included a $500,000 term loan with a maturity of March 31, 2018, and a revolving loan with a maturity of March 31, 2010.  The revolving loan replaced the $30.0 million revolving line of credit facility previously held with M&I.  At June 30, 2008, $19.0 million was outstanding on that line.  Pending approval and negotiations with Bank of America NA, management expects to renew the revolving loan on an annual basis after it matures in 2010.  The subordinated debt matures on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Bank of America NA prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The senior debt is secured with all of the issued and outstanding shares of Old Second National Bank.

The above credit facility agreement contains usual and customary provisions regarding acceleration upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  The proceeds of the $45.0 million of subordinated debt were primarily used to finance the acquisition of Heritage including transaction costs.  The $30.5 million borrowing facility is for general corporate purposes and was primarily used in the past to repurchase common stock.

Note 10 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $5.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offer of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, they can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time hereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II (the “Trust”) in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over the three-month LIBOR rate thereafter.  The Company issued a new $25.8 million subordinated debenture to the Trust in return for the aggregate net proceeds of this trust preferred offering and to provide the primary source of financing for the common stock tender offer that was completed in May 2007.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 11 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 664,277 at June 30, 2008 and 116,531 at December 31, 2007.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $252,516 in the second quarter of 2008 and $505,032 in the first half of 2008.  The total income tax benefit was $88,381 in the second quarter of 2008 and $176,762 in the first half of 2008.  Total compensation cost that has been charged against income for those plans was $172,581 in the second quarter of 2007 and $328,990 in the first half of 2007.  The total income tax benefit was $60,403 in the second quarter of 2007 and $115,146 in the first half of 2007.

There were 5,500 stock options exercised during the second quarter of 2008.  There were no stock options granted during the second quarter of 2008.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $708,315 as of June 30, 2008, and is expected to be recognized over a weighted-average period of 2.12 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $447,054 as of June 30, 2007, and is expected to be recognized over a weighted-average period of 2.5 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
June 30, 2008:
Beginning outstanding	740,798	$23.67
Granted	—	—
Exercised	(5,500)	9.85
Expired	—	—
Ending outstanding	735,298	$23.78	5.81	$231,354

Exercisable at end of quarter	592,966	$22.70	5.02	$231,354

June 30, 2007:
Beginning outstanding	682,411	$22.60
Granted	—	—
Exercised	(30,613)	13.75
Expired	—	—
Ending outstanding	651,798	$23.02	6.13	$4,622,520

Exercisable at end of quarter	577,798	$22.23	5.71	$4,622,520

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	June 30, 2008
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	142,332	$6.53
Granted	—	—
Vested	—	—
Nonvested at June 30, 2008	142,332	$6.53

A summary of stock option activity as of June 30 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Intrinsic value of options exercised	$63,560	$108,915	$63,560	$465,905
Cash received from option exercises	54,195	143,119	54,195	420,858
Tax benefit realized from option exercises	25,262	43,288	25,262	185,174
Weighted average fair value of options granted	—	—	—	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  No shares were issued during either the second quarter of 2008 or in the second quarter of 2007.  These shares are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These shares vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock is as follows:

	June 30, 2008		June 30, 2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	46,065	$30.09	20,423	$31.27
Granted	27,254	27.75	26,184	29.20
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at June 30	73,319	$29.22	46,607	$30.11

Total unrecognized compensation cost of restricted shares is $1,021,704 as of June 30, 2008, which is expected to be recognized over a weighted-average period of 2.00 years.  Total unrecognized compensation cost of restricted shares was $886,785 as of June 30, 2007, which was expected to be recognized over a weighted-average period of 2.17 years.  There were no restricted shares vested at June 30, 2008 or 2007.

Note 12 – Earnings Per Share

Earnings per share is included below as of June 30 (share data not in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share:
Weighted-average common shares outstanding	13,742,576	12,622,032	13,406,316	12,877,048
Net income available to common stockholders	$7,322	$5,726	$12,886	$11,474
Basic earnings per share	$0.53	$0.45	$0.96	$0.89
Diluted earnings per share:
Weighted-average common shares outstanding	13,742,576	12,622,032	13,406,316	12,877,048
Dilutive effect of restricted shares	31,078	10,473	29,532	10,280
Dilutive effect of stock options	83,302	133,919	99,544	132,237
Diluted average common shares outstanding	13,856,956	12,766,424	13,535,392	13,019,565
Net income available to common stockholders	$7,322	$5,726	$12,886	$11,474
Diluted earnings per share	$0.53	$0.45	$0.95	$0.88
Core diluted earnings per share (non-GAAP)[1]	$0.54	$0.45	$0.99	$0.88

Number of antidilutive options excluded from the diluted earnings per share calculation	475,000	280,000	475,000	280,000

(1) As per the management discussion on page 21, core net income from continuing operations is the numerator of this measure and is defined by management as net income available to common stockholders plus $596,000 of acquisition transaction costs in 2008, net of a tax rate adjustment of 35%.

Note 13 – Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Unrealized holding losses on available for sale securities arising during the period	$(5,725)	$(4,564)	$(1,928)	$(2,351)
Related tax benefit	2,262	1,802	766	926
Holding losses after tax	(3,463)	(2,762)	(1,162)	(1,425)

Less: Reclassification adjustment for the gains realized during the period
Realized gains	1,075	—	1,383	482
Income tax expense on net realized gains	(426)	—	(548)	(192)
Net realized gains after tax	649	—	835	290
Total other comprehensive loss	$(4,112)	$(2,762)	$(1,997)	$(1,715)

Note 14 – Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $1.3 million and $938,000 in the first half of 2008 and 2007, respectively, as the Company had lowered its discretionary profit sharing contribution in 2007.  Management increased the discretionary plan expense in 2008, in part to accommodate the additional permanent employees from Heritage.

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

•                  State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems.  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.

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

•                  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value.  The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates  to widely available published industry data for reasonableness.

•                  Interest rate swap positions, both assets and liabilities, are valued by means of Bloomberg pricing models using an income approach based upon readily observable market parameters such as interest rate yield curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The table below presents the balance of assets and liabilities at June 30, 2008 measured at fair value on a recurring basis:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$8,401	$453,855	$52	$462,308
Other assets (Interest rate swap agreements)	—	115	—	115
Other assets (Forward loan commitments to investors)	—	(14)	—	(14)
Total	$8,401	$453,956	$52	$462,409

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$115	$—	$115
Other liabilities (Interest rate lock commitments to borrowers)	—	(14)	—	(14)
Total	$—	$101	$—	$101

In the first half of 2008, there were no material changes or amounts in Level 3 assets or liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and loans held for sale (“LHFS”).  Adjustments to fair value on LHFS primarily result from application of lower-of-cost-or-fair value accounting.  For assets measured at fair value on a nonrecurring basis on hand at June 30, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights (1)	$—	$—	$2,200	$2,200
Loans (2)	—	—	21,878	21,878
Total	$—	$—	$24,078	$24,078

(1)   Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $2.2 million resulting in a valuation allowance of $6,000.  A net recovery of $81,000 was included in earnings for the first half of the year.

(2)   Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $25.0 million, with a valuation allowance of $2.9 million, resulting in an additional provision for loan losses of $1.1 million  for the first half of the year.  The carrying value of loans fully charged off is zero.

Note 16 – Interest Rate Swap Derivatives

The Company may occasionally enter into derivative financial instruments as part of our interest rate risk management strategies.  These derivative instruments consist entirely of interest rate swaps and are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates on the balance sheet date.  Since these derivative instruments are not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  As of June 30, 2008, the notional amount of non-hedging interest rate swaps was $19.9 million whereas there were no interest rate swaps at December 31, 2007.

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

Since the acquisition of Heritage, all major integration initiatives have been completed.  This progress allowed the Company to begin to realize economic benefits of the transaction in the second quarter of 2008.  The acquired client base provided revenue opportunities for both the corporate and retail business units as the Company’s retail and mortgage services, wealth management and employee benefit services offerings were more expansive than the previous product and services offered to Heritage clientele.  Additionally, access to remote capture services and other treasury management products also became available to complement the traditional commercial deposit and loan products previously offered.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of the Company’s stock valued at $27.50 per share to consummate the Heritage acquisition.  Details related to the allocation of the purchase price for this business combination are discussed in Note 2.  The terms of the credit facilities that were established to complete the acquisition are detailed in Note 9.

Results of Operations

Net income for the second quarter of 2008 increased to $7.3 million, or $0.53 diluted earnings per share, compared with $5.7 million, or $0.45 diluted earnings per share, in the second quarter of 2007.  Earnings for the first half of 2008 also increased to $.95 per diluted share, on $12.9 million in net income.  This represented an increase of $.07 per diluted share over first half 2007 earnings in which the Company earned $.88 per diluted share on earnings of $11.5 million.  Earnings in the first half of 2008 were primarily affected by the Heritage acquisition, gains on sales of securities as well as an increased provision for loan losses.  The Company’s earnings in 2008 included the contribution of Heritage since its acquisition on February 8, 2008.  Gains on sales of securities of $1.1 million were realized in the second quarter of 2008, which increased this category to $1.4 million for the year.  In the first half of 2007, gains on sales of securities totaled $482,000, all of which were realized in the first quarter of that year.  The Company recorded a $2.8 million provision for loan losses in the first half of 2008, which included an addition of $1.9 million in the second quarter.  The provision for loan losses in the second quarter of 2007 was $588,000, which represented the total addition for the first half of that year.  The return on average equity decreased from 14.91% in the first six months of 2007, to 13.59% for the same period in 2008.

The transaction charges related to Heritage, net of taxes calculated at a 35% statutory rate, totaled $162,000, or $.01 per diluted share in the second quarter of 2008 and $596,000, or $.04 per diluted share in the first half of 2008.  Core net income, which is calculated by excluding these transaction costs, was $7.5 million in the second quarter of 2008, which equates to core diluted earnings per share of $0.54 and a core return on average equity of 14.92%.  Likewise, core net income in the first half of 2008, was $13.5 million, which equates to core diluted earnings per share of $0.99 and a core return on average equity of 14.22%.  Management believes that the exclusion of the transaction charges more accurately reflects income from continuing operations, and references to core net income, core diluted earnings per share, and ratios identified as “core” are all non-GAAP measurements.

Net Interest Income

Net interest and dividend income increased from $33.5 million in the first half of 2007 to $42.5 million in the first half of 2008.  Average earning assets grew $387.6 million, or 16.9%, from June 30, 2007 to June 30, 2008 due to organic growth and the Heritage acquisition.  The Company acquired $329.0 million in earning assets through the acquisition, which included $283.6 million in loans and $45.0 million in investments.  Average interest bearing liabilities increased $344.1 million, or 17.0%, during the same period.  The growth in average interest bearing liabilities was influenced primarily by the acquisition, but also through organic growth.  Additionally, the Company’s borrowings increased $43.0 million as a result of financing the cash portion of the consideration paid to Heritage shareholders for the acquisition.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, increased from 3.09% in the first half of 2007 to 3.32% in the first half of 2008.  The average tax-equivalent yield on earning assets decreased from 6.68% in the first half of 2007 to 6.12%, or 56 basis points, in the first half of 2008.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 4.16% to 3.27%, or 89 basis points.  The interest income produced from the 2008 growth in earning assets combined with the general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income and thereby improved the net interest margin.

Net interest and dividend income increased from $17.1 million in the second quarter of 2007 to $22.5 million in the second quarter of 2008.  During the same period, the net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.08% in 2007 to 3.44% in 2008.  The second quarter 2008 net interest income was improved by growth in average earning assets of $406.2 million, or 17.5%, which included organic growth and the Heritage acquisition.  The average tax-equivalent yield on earning assets decreased from 6.72% in the second quarter of 2007 to 5.96% in the second quarter of 2008, or 76 basis points.  The cost of interest-bearing liabilities also decreased from 4.19% to 2.92%, or 127 basis points, in the same period.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  In addition to the “core” earnings discussion related to the Heritage acquisition transaction costs found in the results of operation section of the preceding page, management has traditionally disclosed other certain non-GAAP ratios to evaluate and measure the Company’s performance.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month and six month periods ended June 30, 2008 and 2007.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June 30, 2008 and 2007

(Dollar amounts in thousands - unaudited)

	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$1,218	$7	2.27%	$1,291	$8	2.45%
Federal funds sold	11,362	55	1.92	6,025	79	5.19
Securities:
Taxable	365,488	4,214	4.61	345,184	4,028	4.67
Non-taxable (tax equivalent)	155,918	2,328	5.97	150,803	2,192	5.81
Total securities	521,406	6,542	5.02	495,987	6,220	5.02
Loans and loans held for sale (1)	2,198,032	34,492	6.21	1,822,516	33,139	7.19
Total interest earning assets	2,732,018	41,096	5.96	2,325,819	39,446	6.72
Cash and due from banks	50,625	—	—	48,816	—	—
Allowance for loan losses	(20,641)	—	—	(16,302)	—	—
Other noninterest-bearing assets	204,620	—	—	127,594	—	—
Total assets	$2,966,622			$2,485,927

Liabilities and Stockholders’ Equity
NOW accounts	$299,556	$655	0.88%	$238,671	$907	1.52%
Money market accounts	560,212	2,693	1.93	477,264	4,664	3.92
Savings accounts	118,547	156	0.53	107,873	227	0.84
Time deposits	1,137,788	11,431	4.04	976,837	12,104	4.97
Interest bearing deposits	2,116,103	14,935	2.84	1,800,645	17,902	3.99
Securities sold under repurchase agreements	47,818	202	1.70	59,355	665	4.49
Federal funds purchased	32,711	193	2.33	67,585	933	5.46
Other short-term borrowings	112,289	612	2.16	73,827	974	5.22
Junior subordinated debentures	58,378	1,072	7.35	49,185	907	7.38
Subordinated debt	45,000	477	4.19	—	—	—
Notes payable and other borrowings	24,723	211	3.38	12,586	200	6.29
Total interest bearing liabilities	2,437,022	17,702	2.92	2,063,183	21,581	4.19
Noninterest bearing deposits	309,022	—	—	253,855	—	—
Accrued interest and other liabilities	18,815	—	—	18,998	—	—
Stockholders’ equity	201,763	—	—	149,891	—	—
Total liabilities and stockholders’ equity	$2,966,622			$2,485,927
Net interest income (tax equivalent)		$23,394			$17,865
Net interest income (tax equivalent) to total earning assets			3.44%			3.08%
Interest bearing liabilities to earning assets	89.20%			88.71%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.1 million and $886,000 for the second quarter of 2008 and 2007, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June 30, 2008 and 2007

(Dollar amounts in thousands - unaudited)

	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$1,010	$11	2.15%	$1,358	$24	3.52%
Federal funds sold	7,631	84	2.18	5,261	137	5.18
Securities:
Taxable	384,804	8,960	4.66	343,099	7,923	4.62
Non-taxable (tax equivalent)	155,010	4,611	5.95	147,646	4,229	5.73
Total securities	539,814	13,571	5.03	490,745	12,152	4.95
Loans and loans held for sale (1)	2,131,084	69,066	6.41	1,794,568	64,633	7.16
Total interest earning assets	2,679,539	82,732	6.12	2,291,932	76,946	6.68
Cash and due from banks	49,282	—	—	49,423	—	—
Allowance for loan losses	(19,801)	—	—	(16,262)	—	—
Other noninterest-bearing assets	187,592	—	—	126,219	—	—
Total assets	$2,896,612			$2,451,312

Liabilities and Stockholders’ Equity
NOW accounts	$277,485	$1,457	1.06%	$242,059	$1,915	1.60%
Money market accounts	541,938	6,515	2.42	471,763	9,175	3.92
Savings accounts	110,750	342	0.62	106,465	442	0.84
Time deposits	1,104,820	23,755	4.32	978,187	23,944	4.94
Interest bearing deposits	2,034,993	32,069	3.17	1,798,474	35,476	3.98
Securities sold under repurchase agreements	45,790	538	2.36	54,220	1,218	4.53
Federal funds purchased	71,573	1,163	3.21	45,210	1,240	5.46
Other short-term borrowings	99,277	1,401	2.79	72,011	1,910	5.28
Junior subordinated debentures	58,211	2,137	7.34	40,454	1,524	7.53
Subordinated debt	35,852	792	4.37	—	—	—
Notes payable and other borrowings	23,471	454	3.83	14,729	463	6.25
Total interest bearing liabilities	2,369,167	38,554	3.27	2,025,098	41,831	4.16
Noninterest bearing deposits	318,094	—	—	253,847	—	—
Accrued interest and other liabilities	18,669	—	—	17,184	—	—
Stockholders’ equity	190,682	—	—	155,183	—	—
Total liabilities and stockholders’ equity	$2,896,612			$2,451,312
Net interest income (tax equivalent)		$44,178			$35,115
Net interest income (tax equivalent) to total earning assets			3.32%			3.09%
Interest bearing liabilities to earning assets	88.42%			88.36%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $2.1 million and $1.7 million for the first six month of 2008 and 2007, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest income (GAAP)	$40,230	$38,631	$81,022	$75,360
Taxable equivalent adjustment - loans	51	48	96	106
Taxable equivalent adjustment - securities	815	767	1,614	1,480
Interest income (TE)	41,096	39,446	82,732	76,946
Less: interest expense (GAAP)	17,702	21,581	38,554	41,831
Net interest income (TE)	$23,394	$17,865	$44,178	$35,115
Net interest and income (GAAP)	$22,528	$17,050	$42,468	$33,529
Net interest income to total interest earning assets	3.32%	2.94%	3.19%	2.95%
Net interest income to total interest earning assets (TE)	3.44%	3.08%	3.32%	3.09%

Provision for Loan Losses

In the first half of 2008, the Company recorded a $2.8 million provision for loan losses, which included an addition of $1.9 million in the second quarter.  Additionally, management believed that the $3.0 million allowance for loan losses brought over in the Heritage transaction in the first quarter of 2008 was adequate to address the risks specific to the loan portfolio purchased.  In the first half of 2007, the provision for loan losses was $588,000, all of which was added in the second quarter.  Nonperforming loans increased to $30.7 million at June 30, 2008 from $6.0 million at December 31, 2007, and $5.2 million at June 30, 2007.  Charge-offs, net of recoveries, totaled $1.1 million and $32,000 in the first six months of 2008 and 2007, respectively.  Net charge-offs totaled $464,000 in the second quarter of 2008 and $88,000 in the second quarter of 2007.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.

Nonperforming loans increased $24.8 million from December 31, 2007 to $30.7 million at June 30, 2008.  Approximately $19.2 million, or 62.5%, of the nonperforming total was attributable to six residential homebuilder relationships a majority of which is concentrated in one borrowing relationship.  Completed, available-for-sale lots support a majority of the principal outstanding under these loans, although there is some component of completed and partially completed homes, and vacant land within the total.  These homebuilders have been unable, or management has forecasted that they will be unable, to sustain their inventory positions in these assets due to the general slowdown in residential home sales.  The Company is currently employing a variety of workout strategies with these borrowers to convert the inventory to cash and reduce the loan balances. Management has allocated $1.7 million of the allowance for loan losses to these borrowers and believes that estimate to be sufficient to cover the probable loss exposure at June 30, 2008.  The probable loss exposure level is re-evaluated on an ongoing basis.

An additional $2.9 million, or 9.4%, of the Company’s non-performing loan portfolio was attributable to two commercial real estate loans where vacancy rates increased in the projects and rental income was no longer sufficient to service the debt.  The Bank is pursuing foreclosure in one of these instances where there is an estimated loan-to-value ratio of 60% and management currently does not expect a loss on that credit.  The other loan has a higher estimated loan-to-value ratio and the borrower is attempting to sell the building.  Management has provided a specific allocation of $376,000 for that loan.

The majority of the remaining nonperforming loans are residential mortgages in various stages of foreclosure although there are a variety of other small commercial real estate, builder and small business credits that are also nonperforming.  Management has provided specific allocations of approximately $828,000 in loan loss reserves relative to this grouping of 39 relationships.  Most of the residential real estate loans were underwritten with an original loan to collateral advance rate of no more than 80%, and those underwritten at a higher advance rate have added credit support in the form of mortgage insurance.  The Company evaluated the loss exposure of all of the above loans individually and designated specific portions of the allowance for loan losses primarily based upon respective estimates of the revised collateral value under the currently weakened real estate market conditions.  Due to the time it takes to complete the foreclosure process and market the properties, the Company expects that this could cause an increased level of nonperforming assets to be maintained for a period of time, but does not at this time anticipate significant losses to be incurred on these loans.

The Company does not have any material direct exposure to sub prime loan products, as it has focused real estate lending activities on commercial real estate and construction and development loans, as well as on traditional loan products to residential borrowers.  A linked quarter comparison of loans that are classified as performing, but past due thirty to eighty-nine days and still accruing interest, shows that this category decreased from $47.9 million at March 31, 2008 to $15.7 million at June 30, 2008.  More than 69% of that decrease was attributable to two loan relationships that returned to a current status at June 30, 2008.  The volume of loans in this category varies and was $18.8 million at June 30, 2007 and $8.8 million at December 31, 2007.

The ratio of the allowance for loan losses to nonperforming loans was 70.2% as of June 30, 2008 as compared to 282.0% at year end 2007 and 320.3% at June 30, 2007.  Management determines the amount to provide for in the allowance for loan losses based upon a number of factors including loan growth, the quality and composition of the loan portfolio and loan loss experience.  While the amount of nonperforming loans had decreased in the first part of 2007, management detected a general deceleration in real estate building and development activity as compared to prior years.  While borrowers generally continued to perform on their commercial real estate obligations, management believed that the slowdown in the development and construction sector combined with the Company’s concentration in these types of loans represented increased risk.  These environmental factors are also evaluated on an ongoing basis and were included in the assessment of the adequacy of the allowance for loan losses.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset on the consolidated balance sheet.   When measured as a percentage of loans outstanding, the allowance for loan losses increased to 0.97% at June 30, 2008, as compared to 0.89% at December 31, 2007 and 0.91% as of June 30, 2007.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  Nonperforming loans and related disclosures for the period ended June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$30,158	$5,346
Restructured loans	—	—
Loans 90 days or more past due and still accruing interest	583	625
Nonperforming loans	30,741	5,971
Other real estate	608	—
Nonperforming assets	$31,349	$5,971

Interest income recorded on nonaccrual loans	96	179
Interest income which would have been accrued on nonaccrual loans	702	480

Noninterest Income

Noninterest income increased $2.0 million, or 24.2%, to $10.1 million during the second quarter of 2008 as compared to $8.1 million during the same period in 2007. Noninterest income increased $2.9 million, or 17.7%, to $19.0 million during the first half of 2008 from $16.1 million during the first half of 2007.  Service charge income increased $147,000, or 6.8%, in the second quarter of 2008, and $152,000, or 3.6%, for the year to date period.  The primary source of that increase was in commercial account service charges and was due in large part to reduced earnings credits from the declining interest rate environment.  The volume of commercial overdraft fees incurred in both the quarter and year to date periods also increased in 2008.  Second quarter 2008 mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was  $2.1 million, an increase of $559,000, or 35.3%, from the second quarter of 2007.  Consistent with the first quarter of 2008, the largest increase in income from mortgage operations was in net gain on sales, which resulted from increased volume in mortgage originations despite market turbulence.  In second quarter 2007, the Company reengineered its secondary mortgage lending operations and systems including its approach to pricing, compensation and geographic distribution of lenders and this positioned the Company to compete efficiently and effectively.  In part because of this reorganization, mortgage banking income in the first half of 2008 increased $1.6 million, or 53.2%, from $3.0 million in the first half of 2007 to $4.5 million in the same period of 2008.

Realized gains on securities totaled $1.1 million in the second quarter of 2008 and $1.4 million for the first half of 2008 and the proceeds from the sales of the securities also provided funding for loan growth.  In the first quarter of 2007, there was $482,000 in realized gains from sold securities whereas there were no realized gains in the second quarter of that year.  Bank owned life insurance (“BOLI”) income continued to decrease in the second quarter of 2008 and was $237,000, or 41.6%, lower than the same period in 2007, due to the continued decrease in interest rates available on the underlying insurance investments.  In the first half of 2008, BOLI income decreased $433,000, or 41.1%, from 2007 levels.  Interchange income from debit card usage had a consistent rate of growth for both the quarter and the year.  The revenue stream from this source increased $99,000, or 19.1%, in the second quarter of 2008 as customers continued to show a preference for this payment method.  Other noninterest income increased $367,000, or 34.5%, in the second quarter of 2008 and was up $512,000 for the year.  Two of the larger sources of the increase in the other income category for both periods were letter of credit and credit card processing fees although increases in automatic teller machine surcharge and interchange fees also added to the growth in income.

Noninterest Expense

Noninterest expense was $20.1 million during the second quarter of 2008, an increase of $3.3 million, or 19.4%, from $16.8 million in the second quarter of 2007.  Noninterest expense was $40.3 million during the first half of 2008, an increase of $6.8 million, or 20.5%, from $33.4 million in the second half of 2007.  Approximately $917,000 of the year to date increase was related to one-time merger costs and $250,000 of this amount was incurred in the second quarter of 2008.  The efficiency ratio was 63.75% for the six months ended June 30, 2008, compared to 65.24% for the same period in 2007.  This ratio improved to 59.98% for the second quarter of 2008, compared to 64.74% for the same period in 2007.  This improvement was reflective of lower levels of noninterest expense relative to the combined increased volume of noninterest and net interest income.  The efficiency ratio measures noninterest expense as a percentage of the sum of net tax-equivalent interest income plus noninterest income.  Excluding the one-time merger costs, net of taxes calculated at a 35% statutory tax rate, the core efficiency ratio for the three and six month periods ending June 30, 2008 was 59.49% and 62.81% respectively.  Management believes that the non-GAAP core efficiency ratio calculation provides insight into comparison between the periods by eliminating the impact of nonrecurring items related to the Heritage acquisition.

Salaries and benefits expense was $11.6 million during the second quarter of 2008, an increase of $1.8 million, or 18.3%, from $9.8 million in the second quarter of 2007.  Salaries and benefits expense was $23.2 million during the first half of 2008, an increase of $3.5 million, or 17.8%, from $19.7 million in the first half of 2007.  The increase in personnel expenses related to normal annual increases in compensation rates and increased staffing levels that included the addition of permanent and transitional employees from Heritage.  Approximately $528,000 of the year to date increase was related to personnel costs from transitional employees and $217,000 of this amount was incurred in the second quarter of 2008.  The full time equivalent count rose from 546 in the second quarter of 2007 to 620 in the second quarter of 2008, which included the full time equivalent employees from Heritage.  Salary, including retention payments, and basic benefit costs related to former Heritage employees are expected to decrease by approximately $196,000 in the third quarter as most transitional positions were eliminated during the second quarter.  The 2008 expense for the discretionary profit sharing and management bonus plans also increased as compared to 2007, as did the commission expense related to mortgage loan sales activity.

Occupancy expense increased $303,000, or 24.1%, from the second quarter of 2007 to the second quarter of 2008.  Occupancy expense increased $515,000, or 20.8%, from the first half of 2007 to the first half of 2008.  On a comparative basis, facility expense in 2008 incorporated one new retail branch that opened in May 2007 as well as the five Heritage retail locations and one mobile banking facility.  An additional $55,000 was due to a one-time settlement charge to close a leased mortgage origination office that was vacated in first quarter of 2008.  The largest category increases in occupancy expense for both the quarter and year to date periods were for real estate taxes and maintenance expenses.  On a quarterly comparative basis, furniture and equipment expense were substantially unchanged.  In the first half of 2008, furniture and equipment expense increased $295,000, or 9.6%, from the first half of 2007 and essentially all of this increase was attributable to one-time conversion costs.  Second quarter 2008 advertising expense increased by $221,000, or 53.3%, when compared to the same period in 2007, primarily due to increased marketing initiatives and direct mail costs.  Similarly, advertising expense in the first half of 2008 increased $168,000, or 20.0%, as compared to the first half of 2007.  Included in the 2008 advertising expense was $29,000 in one-time costs related to the distribution of Heritage marketing and disclosure related materials.  Other expense increased $642,000 in the second quarter and $1.9 million in the first half of 2008.  The increase for the year to date period was primarily due to the resumption of FDIC insurance premiums as prior credits expired, mortgage servicing rights impairment recognition and, to a lesser degree, increased amortization charges related to those rights, increased processing costs on debit card transactions, and increased sales incentive program costs.

Income Taxes

The provision for income tax as a percentage of pretax income, or effective tax rate, increased from 26.3% in the second quarter of 2007 to 31.2% in the second quarter of 2008 versus 28.4% in the fourth quarter of 2007.  The provision for income tax as a percentage of pretax income increased from 26.6% as of the first half of 2007 to 29.9% as of the first half of 2008.  Increased levels of tax-exempt income from securities helped to reduce federal income tax expense in both the second quarter and first half of 2008, but this benefit was more than offset by a reduction in BOLI income in the same periods.

Additionally, the assets acquired in the Heritage transaction generally produced taxable income due largely to their prior subchapter S corporation status.  The effective tax rate also increased in 2008 due to a change in Illinois tax law.  Under the revised tax law, Old Second Management, LLC (“OSM”), an investment subsidiary of the bank, no longer qualifies as an excluded company and its receipts now require inclusion in the unitary tax return.  The Illinois tax law revision is also expected to change the deductibility of REIT dividends beginning January 1, 2009, which will eliminate the recognition of a substantial portion of the tax benefits related to this ownership structure.  OSM owns 100% of the common stock of a real estate investment trust (REIT) which holds fixed and variable rate real estate loans that were previously held by our main bank subsidiary.  In addition to providing income tax benefits, which lower the effective tax rate, the REIT ownership structure also provides the Company with a vehicle for raising future capital as desired.  The general decrease in market and loan portfolio interest rates lowered the amount of interest income generated by the REIT in the second quarter of 2008, as did a decrease in the loan balances held by that subsidiary.

Financial Condition

Assets

Total assets as of June 30, 2008 increased $297.4 million, to $2.96 billion, from $2.66 billion as of December 31, 2007.  Loans grew $324.8 million at midyear 2008, with Heritage contributing $283.6 million of that increase at the acquisition date.  Securities available for sale decreased $98.6 million during the first half of 2008 and served to provide funding for loan growth.  Preliminary estimates of goodwill and core deposit and other intangible assets related to the Heritage acquisition were $56.9 million and $8.9 million, respectively and additional information related to the carrying amount of goodwill and core deposit and other intangible assets are discussed in Note 6 of the financial statements included in this quarterly report.

 Loans

Total loans were $2.22 billion as of June 30, 2008, an increase of $324.8 million from $1.89 billion as of December 31, 2007.  As noted above, the increase was due in large part to the Heritage acquisition although organic loan growth was stronger in the second quarter of 2008.  Heritage had a similar loan portfolio distribution as the Company and the largest changes by loan type included increases in commercial real estate and real estate construction loans of $111.2 million and $82.9 million, respectively.  Commercial and industrial loans grew $59.6 million whereas residential real estate loans increased $53.6 million.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has held up well as compared to other parts of the country experiencing dramatic price adjustments.  Because the Company is located in growing areas with significant open space, real estate lending (including commercial, residential, and construction) is a sizeable portion of the portfolio.  As noted previously, a substantial portion of the loan growth in 2008 was acquired and the Heritage loan portfolio mix also had a substantial real estate component.  In the aggregate, real estate loans represented 86.4% of the portfolio as of June 30, 2008 and 88.2% of the portfolio as of December 31, 2007.

Securities

Securities available for sale totaled $462.3 million as of June 30, 2008, a decrease of $98.6 million, or 17.6%, from $560.9 million as of December 31, 2007.  The largest category decreases were in United States government agency and United States government agency mortgage-backed securities, which decreased $61.1 million, or 29.0%, and $26.0 million, or 26.9% respectively in the first half of 2008.  This was largely due to the increased volume of called securities and mortgage pass-through payments received in a declining rate environment.  The cash flows from the security calls, prepayments, maturities and sales were generally used to fund loan growth and to pay down federal funds purchased.

The portfolio shifted to a slight net unrealized loss, net of deferred tax of $26,000 at June 30, 2008, from a $2.0 million net unrealized gain position as of December 31, 2007.

Deposits and Borrowings

Total deposits increased $305.2 million during the first six months of 2008, to $2.42 billion as of June 30, 2008, due in large part to the Heritage acquisition.  The category of deposits that grew the most in the first half of 2008 was certificates of deposits, which increased $94.4 million in part from the certificates of deposits acquired in the Heritage transaction, as well customers moving to lock in rates in a declining interest rate environment.  Money market deposit accounts also increased by $75.7 million, from $505.7 million to $581.4 million during the same period.  Lower cost sources of funds categories included a demand deposit increase of $45.0 million and an aggregate increase in the savings and NOW categories of $90.1 million.  The average cost of interest bearing funds decreased from 4.19% in the second quarter of 2007 to 2.92%, or 127 basis points in the second quarter of 2008.  In comparing the first half of 2007 to the same period in 2008, the average cost of interest bearing funds decreased 89 basis points.

The most significant borrowing in the first half of 2008 occurred on January 31, 2008, when the Company entered into a $75.5 million credit facility with LaSalle Bank National Association (now Bank of America).  Part of this new credit facility replaced $30.0 million of the revolving line of credit facility obligation previously held between the Company and Marshall & Ilsley Bank.  The new $75.5 million credit facility was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The proceeds of the $45.0 million of subordinated debt were used to finance the acquisition of Heritage including transaction costs and are discussed in Note 9 in the financial statements in this quarterly report.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of Company stock valued at $27.50 per share, for a total transaction value of $86.0 million, to consummate the acquisition of 100% of the outstanding stock of Heritage.  Other major first half 2008 borrowing category changes from December 31, 2007 included a decrease of $126.8 million, or 76.8%, in overnight federal funds purchased and a $24.0 million increase in Federal Home Loan Bank of Chicago (“FHLBC”) advances which is included in other short-term borrowings.  That latter increase in source of funds was also primarily floating rate as $20 million is indexed at a four basis point spread above the daily effective FHLBC federal funds rate.

Capital

The Company and the bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and its subsidiary bank were categorized as well capitalized as of June 30, 2008.  The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s subsidiary bank, as of June 30, 2008 and December 31, 2007.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008:
Total capital to risk weighted assets Consolidated	$255,696	10.54%	$194,077	8.00%	N/A	N/A
Old Second National Bank	273,147	11.27	193,893	8.00	242,366	10.00
Tier 1 capital to risk weighted assets Consolidated	189,121	7.80	96,985	4.00	N/A	N/A
Old Second National Bank	251,572	10.38	96,945	4.00	145,417	6.00
Tier 1 capital to average assets Consolidated	189,121	6.52	116,025	4.00	N/A	N/A
Old Second National Bank	251,572	8.69	115,798	4.00	144,748	5.00

December 31, 2007:
Total capital to risk weighted assets Consolidated	$218,140	10.58%	$164,945	8.00%	N/A	N/A
Old Second National Bank	235,867	11.45	164,798	8.00	205,997	10.00
Tier 1 capital to risk weighted assets Consolidated	194,846	9.45	82,474	4.00	N/A	N/A
Old Second National Bank	219,041	10.63	82,424	4.00	123,636	6.00
Tier 1 capital to average assets Consolidated	194,846	7.50	103,918	4.00	N/A	N/A
Old Second National Bank	219,041	8.44	103,811	4.00	129,764	5.00

The Company paid consideration of $43.0 million in cash and issued 1,563,636 shares of Company stock valued at $27.50 per share to consummate the acquisition of Heritage on February 8, 2008.  As detailed in Note 9, the Company also established credit facilities with LaSalle Bank (now Bank of America) to finance the acquisition that included $45.0 million in subordinated debt.  That debt obligation qualifies as Tier 2 regulatory capital.  In addition, trust preferred securities qualify as Tier 1 regulatory capital, and the Company continues to treat the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for its customers’ credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.

Net cash inflows from operating activities were $26.1 million in the first six months of 2008, compared with $17.7 million in the first six months of 2007.  Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for both periods.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of operating cash outflow in 2008, whereas the change in these items were an inflow in 2007.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash inflows from investing activities, which included cash paid for the net assets acquired from Heritage as detailed in the supplemental cash flow information, were $58.5 million in the six months ended June 30, 2008, compared to net cash outflows of $107.4 million a year earlier.  The cash paid for the acquisition, net of cash and cash equivalents retained, was $38.7 million.  In the first six months of 2008, securities transactions accounted for a net inflow of $140.2 million, and net principal disbursed on loans accounted for net outflows of $39.9 million.  In the first six months of 2007, securities transactions accounted for a net outflow of $34.6 million, and net principal disbursed on loans accounted for net outflows of $68.3 million.  Cash outflows for property and equipment were $3.1 million in 2008 compared to $3.5 million in the first half of 2007.

Net cash outflows from financing activities in the first six months of 2008, were $77.3 million, and the deposit, borrowing and other liabilities that were assumed in the Heritage acquisition are enumerated in the supplemental cash flow information provided.  Significant cash outflows from financing activities in 2008 included reductions of $143.9 million in federal funds purchased.  The largest financing cash inflows in 2008 were $21.0 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances, and $45.0 million in subordinated debt proceeds that were used to finance the Heritage acquisition.  Details related to the financing of the Heritage transaction and other borrowings are provided in Note 9 to the financial statements.  Cash inflows from financing activities in the first six months of 2007 were $84.3 million, which included net increases in customer deposits and repurchase agreements of $34.1 million and $17.9 million, respectively.  In the same period of 2007, federal funds purchased and proceeds from the issuance of junior subordinated debentures increased $30.5 million and $25.8 million, respectively.  The largest financing outflow in 2007 was the $31.2 million paid to purchase treasury stock.

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

Expected Maturity of Interest-Earning Assets and Interest-Bearing Liabilities

	Expected Maturity Dates
June 30, 2008	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total
Interest-earning Assets
Deposit with financial institutions	$237	$—	$—	$—	$—	$—	$237
Average interest rate	2.38%	0.00%	0.00%	0.00%	0.00%	0.00%	2.38%

Federal funds sold	$3,399	$—	$—	$—	$—	$—	$3,399
Average interest rate	2.00%	0.00%	0.00%	0.00%	0.00%	0.00%	2.00%

Securities (including FHLB/FRB stock)	$80,406	$12,171	$12,798	$38,049	$34,443	$294,858	$472,725
Average interest rate	3.80%	3.35%	3.68%	4.68%	4.51%	4.62%	4.42%

Fixed rate loans (including loans held for sale)	$195,479	$186,238	$168,243	$223,328	$276,044	$174,688	$1,224,020
Average interest rate	6.13%	6.12%	6.62%	6.92%	6.61%	6.51%	6.55%

Adjustable rate loans	$784,302	$57,659	$52,245	$50,019	$53,949	$786	$998,960
Average interest rate	5.32%	5.65%	6.19%	6.71%	6.68%	6.33%	5.53%
Total	$1,063,823	$256,068	$233,286	$311,396	$364,436	$470,332	$2,699,341

Interest-bearing Liabilities
Interest-bearing deposits	$1,578,621	$136,837	$33,335	$6,895	$15,594	$331,013	$2,102,295
Average interest rate	2.96%	3.37%	3.89%	4.81%	3.95%	0.82%	2.68%

Federal funds purchased	$38,300	$—	$—	$—	$—	$—	$38,300
Average interest rate	2.62%	0.00%	0.00%	0.00%	0.00%	0.00%	2.62%

Short-term borrowing	$152,773	$—	$—	$—	$—	$—	$152,773
Average interest rate	2.20%	0.00%	0.00%	0.00%	0.00%	0.00%	2.20%

Junior subordinated debentures (1)	$—	$—	$—	$—	$—	$58,378	$58,378
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.34%	7.34%

Subordinated debt	$—	$—	$—	$—	$—	$45,000	$45,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.20%	4.20%

Notes payable and other borrowings	$115	$24,127	$—	$—	$—	$500	$24,742
Average interest rate	2.69%	3.90%	0.00%	0.00%	0.00%	3.60%	3.88%
Total	$1,769,809	$160,964	$33,335	$6,895	$15,594	$434,891	$2,421,488

Period gap	$(705,986)	$95,104	$199,951	$304,501	$348,842	$35,441	$277,853
Cumulative gap	(705,986)	(610,882)	(410,931)	(106,430)	242,412	277,853

(1) Refer to Note 10 to the financial statements for additional information on discretionary call date options versus stated maturity.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank – Yorkville, a previously wholly owned subsidiary of the Company that was merged into Old Second National Bank, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois and oral argument took place in January of 2008.  As a result, the Company will not record any amount of the judgment as income until all appeals have been exhausted and the matter has been concluded in the Company’s favor.

Item 1.A.  Risk Factors

Due to market conditions, we are amending the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2007.  In addition to the below, please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business

Our pace of growth may be limited due to current conditions in the capital markets in general and the financial services industry specifically.

As discussed in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, although we anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future, our ability to support continued growth in the future, both internally and through acquisitions, may be dependent on our ability to raise additional capital.  Due to current conditions in the capital markets in general, and the financial services industry specifically, it is unlikely that we will be able to raise inexpensive capital in the near future.  Accordingly, until conditions in the capital markets, particularly for financial services companies, improve significantly, our ability to further expand our operations through internal growth and acquisitions will be limited.

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

DATE: August 11, 2008