Form 10-Q
period 2008-09-30
OLD SECOND BANCORP INC
filed 2008-11-10
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐  (do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November  5, 2008, the Registrant had outstanding 13,756,186 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$52,512	$60,804
Interest bearing deposits with financial institutions	417	403
Federal funds sold	2,192	2,370
Short-term securities available for sale	1,170	1,162
Cash and cash equivalents	56,291	64,739
Securities available for sale	426,039	559,697
Federal Home Loan Bank and Federal Reserve Bank stock	12,334	8,947
Loans held for sale	11,589	16,677
Loans	2,251,425	1,891,110
Less: allowance for loan losses	24,175	16,835
Net loans	2,227,250	1,874,275
Premises and equipment, net	63,216	49,698
Other real estate owned	925	—
Mortgage servicing rights, net	2,104	2,482
Goodwill	59,053	2,130
Core deposit and other intangible assets, net	8,120	—
Bank owned life insurance (BOLI)	48,823	47,936
Accrued interest and other assets	34,430	31,995
Total assets	$2,950,174	$2,658,576

Liabilities
Deposits:
Noninterest bearing demand	$312,988	$271,549
Interest bearing:
Savings, NOW, and money market	981,502	849,365
Time	1,034,702	992,704
Total deposits	2,329,192	2,113,618
Securities sold under repurchase agreements	38,765	53,222
Federal funds purchased	17,900	165,100
Other short-term borrowings	222,756	82,873
Junior subordinated debentures	58,378	57,399
Subordinated debt	45,000	—
Notes payable and other borrowings	22,538	18,610
Accrued interest and other liabilities	17,477	17,865
Total liabilities	2,752,006	2,508,687

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares; none issued	—	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 18,301,665 at September 30, 2008 and 16,694,775 at December 31, 2007; outstanding 13,756,186 at September 30, 2008 and 12,149,296 at December 31, 2007	18,302	16,695
Additional paid-in capital	58,504	16,114
Retained earnings	220,447	209,867
Accumulated other comprehensive (loss) income	(4,327)	1,971
Treasury stock, at cost, 4,545,479 shares at September 30, 2008 and December 31, 2007	(94,758)	(94,758)
Total stockholders’ equity	198,168	149,889
Total liabilities and stockholders’ equity	$2,950,174	$2,658,576

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$33,961	$33,784	$102,523	$97,964
Loans held for sale	89	161	497	508
Securities:
Taxable	3,591	4,605	12,551	12,528
Tax-exempt	1,484	1,494	4,481	4,243
Federal funds sold	40	138	124	275
Interest bearing deposits	30	4	41	28
Total interest and dividend income	39,195	40,186	120,217	115,546
Interest expense
Savings, NOW, and money market deposits	3,563	6,603	11,877	18,135
Time deposits	8,987	12,377	32,742	36,321
Securities sold under repurchase agreements	182	612	720	1,830
Federal funds purchased	196	893	1,359	2,133
Other short-term borrowings	848	1,058	2,249	2,968
Junior subordinated debentures	1,072	1,053	3,209	2,577
Subordinated debt	495	—	1,287	—
Notes payable and other borrowings	219	282	673	745
Total interest expense	15,562	22,878	54,116	64,709
Net interest and dividend income	23,633	17,308	66,101	50,837
Provision for loan losses	6,300	600	9,100	1,188
Net interest and dividend income after provision for loan losses	17,333	16,708	57,001	49,649
Noninterest income
Trust income	1,952	1,863	6,324	6,272
Service charges on deposits	2,543	2,190	6,911	6,406
Secondary mortgage fees	157	133	672	452
Mortgage servicing income	137	156	432	472
Net gain on sales of mortgage loans	938	1,011	4,651	3,328
Securities (losses) gains, net	(20)	11	1,363	493
Increase in cash surrender value of bank owned life insurance	65	546	685	1,599
Debit card interchange income	623	524	1,792	1,506
Other income	1,405	1,166	3,933	3,182
Total noninterest income	7,800	7,600	26,763	23,710
Noninterest expense
Salaries and employee benefits	10,630	8,898	33,825	28,589
Occupancy expense, net	1,478	1,442	4,475	3,923
Furniture and equipment expense	1,713	1,647	5,084	4,723
Amortization of core deposit and other intangible assets	301	—	797	—
Advertising expense	592	399	1,600	1,239
Other expense	4,949	3,731	14,134	11,060
Total noninterest expense	19,663	16,117	59,915	49,534
Income before income taxes	5,470	8,191	23,849	23,825
Provision for income taxes	1,349	2,114	6,842	6,274
Net income	$4,121	$6,077	$17,007	$17,551

Share and per share information:
Ending number of shares	13,756,186	12,145,296	13,756,186	12,145,296
Average number of shares	13,747,723	12,145,479	13,520,949	12,630,512
Diluted average number of shares	13,832,875	12,295,282	13,636,166	12,776,660
Basic earnings per share	$0.30	$0.50	$1.26	$1.39
Diluted earnings per share	0.30	0.49	1.25	1.37
Dividends paid per share	0.16	0.15	0.47	0.44

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited) Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$17,007	$17,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,419	3,602
Amortization of leasehold improvement	150	303
Amortization and recovery of mortgage servicing rights, net	477	379
Provision for loan losses	9,100	1,188
Origination of loans held for sale	(244,411)	(169,091)
Proceeds from sale of loans held for sale	254,051	177,489
Gain on sales of mortgage loans	(4,651)	(3,328)
Change in current income taxes payable	(2,373)	196
Increase in cash surrender value of bank owned life insurance	(685)	(1,599)
Change in accrued interest receivable and other assets	5,720	(967)
Change in accrued interest payable and other liabilities	(6,153)	(908)
Net premium amortization on securities	504	635
Securities (gains), net	(1,363)	(493)
Amortization of core deposit and other intangible assets	797	—
Stock-based compensation	760	503
Loss on sale of other real estate owned	13	15
Net cash provided by operating activities	32,362	25,475
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available for sale	188,000	122,438
Proceeds from sales of securities available for sale	61,819	560
Purchases of securities available for sale	(81,781)	(164,885)
Purchases of Federal Home Loan Bank stock	(1,917)	(164)
Net change in loans	(80,056)	(125,636)
Investment in unconsolidated subsidiary	—	(774)
Proceeds from sales of other real estate owned	595	33
Purchase of bank owned life insurance	(202)	(54)
Cash paid for acquisition, net of cash and cash equivalents retained	(38,852)	—
Net purchases of premises and equipment	(5,520)	(4,552)
Net cash provided by (used in) investing activities	42,086	(173,034)
Cash flows from financing activities
Net change in deposits	(78,782)	133,534
Net change in securities sold under repurchase agreements	(14,457)	15,752
Net change in federal funds purchased	(164,300)	3,000
Net change in other short-term borrowings	135,802	9,275
Proceeds from the issuance of subordinated debt	45,000	—
Proceeds from junior subordinated debentures	979	25,774
Proceeds from notes payable and other borrowings	4,503	23,160
Repayment of note payable	(5,825)	(21,175)
Proceeds from exercise of stock options	161	421
Tax benefit from stock options exercised	64	185
Tax benefit from dividend equivalent payment	12	—
Dividends paid	(6,053)	(5,479)
Purchase of treasury stock	—	(31,239)
Net cash (used in) provided by financing activities	(82,896)	153,208
Net change in cash and cash equivalents	(8,448)	5,649
Cash and cash equivalents at beginning of period	64,739	88,525
Cash and cash equivalents at end of period	$56,291	$94,174

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  – Continued

(In thousands)

	(Unaudited) Nine Months Ended Septembrt 30,
	2008	2007
Supplemental cash flow information
Income taxes paid	$11,467	$6,091
Interest paid for deposits	45,991	54,112
Interest paid for borrowings	9,464	10,247
Non-cash transfer of loans to other real estate	1,533	—
Change in dividends declared not paid	374	(20)

Acquisition of HeritageBanc, Inc.
Noncash assets acquired:
Securities available for sale	$43,971	$—
Federal Home Loan Bank and Federal Reserve Bank Stock	1,470	—
Loans, net	283,552	—
Premises and equipment	11,567	—
Goodwill	56,923	—
Core deposit and other intangible asset	8,917	—
Other assets	1,482	—
Total noncash assets acquired	$407,882	$—

Liabilities assumed:
Deposits	294,356	—
Federal funds purchased	17,100	—
Advances from the Federal Home Loan Bank	9,331	—
Other liabilities	5,243	—
Total liabilities assumed	326,030	—
Net noncash assets acquired	$81,852	$—

Cash and cash equivalents acquired	$5,718	$—
Stock issuance in lieu of cash paid in acquisition	$43,000	$—

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2007.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company intends to adopt this Statement effective January 1, 2009 and apply its provisions prospectively.  The Company currently does not believe that the adoption of this Statement will have a significant effect on its financial statements; however, the effect is dependent upon whether the Company makes any future acquisitions and the specifics of those acquisitions.  This Statement amends the goodwill impairment test requirements in SFAS No. 142.  For a goodwill impairment test as of a date after the effective date of this Statement, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under this Statement.  This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of this Statement.  This accounting will be required when this Statement becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under this Statement.  The Company had $2.1 million of goodwill at December 31, 2007 related to previous business combinations.  With the acquisition of Heritage on February 8, 2008, goodwill increased $56.9 million to $59.0 million.  The Company has not determined what effect, if any, this Statement will have on the results of its impairment testing subsequent to December 31, 2008.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Although the Company does not expect the provisions of SFAS No. 161 to have a material impact on our financial statements, the Company is assessing the potential disclosure effects.

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

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP FAS 157-3 did not have an impact on our financial condition or results of operations.

Note 2 – Business Combination

Old Second Acquisition, Inc., was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of the Company, and HeritageBanc, Inc. (“Heritage”), located in Chicago Heights.  The parties consummated the merger on February 8, 2008, at which time, Old Second Acquisition, Inc. was merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank.  After the completion of the merger transaction, Heritage was dissolved and is no longer an existing subsidiary.  The purchase price was paid through a combination of cash and approximately 1.6 million shares of the Company’s common stock totaling $86.0 million excluding transaction costs.  The transaction generated approximately $56.9 million in goodwill and $8.9 million in intangible assets subject to amortization.

The business combination was accounted for under the purchase method of accounting.  Accordingly, the results of operations of Heritage have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.

Purchase Price of Heritage (in thousands):
Market value (market value per share of $27.50) of the Company’s common stock issued	$43,000
Cash paid	43,000
Transaction costs	1,570
Total purchase price	$87,570

Allocation of the purchase price
Historical net assets of Heritage as of February 8, 2008	$22,929
Fair market value adjustments as of February 8, 2008
Real estate	529
Equipment	(134)
Artwork	(30)
Loans	(122)
Goodwill	56,923
Core deposit intangible and other intangible assets	8,917
Time deposits	(1,111)
FHLB advances	(331)
Total purchase price	$87,570

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income after provision	$17,262	$19,851	$58,057	$58,700
Noninterest income	7,800	8,185	26,981	25,358
Noninterest expense	19,636	18,772	65,485	57,431
Income before income taxes	5,426	9,264	19,553	26,627
Income taxes	1,544	2,850	5,794	8,229
Net income	$3,882	$6,414	$13,759	$18,398

Per common share information
Earnings	$0.28	$0.47	$1.00	$1.30
Diluted earnings	$0.28	$0.46	$0.99	$1.29

Average common shares issued and outstanding	13,747,723	13,709,115	13,743,510	14,194,148
Average diluted common shares outstanding	13,832,869	13,858,918	13,858,729	14,288,979

Included in the pro forma results of operations for the nine months ended September 30, 2008 was one-time pretax merger costs of $3.9 million.

Note 3 – Securities

Securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008:
U.S. Treasury	$6,530	$304	$—	$6,834
U.S. government agencies	129,716	320	(919)	129,117
U.S. government agency mortgage-backed	67,836	366	(246)	67,956
States and political subdivisions	154,391	1,578	(2,379)	153,590
Collateralized mortgage obligations	57,970	198	(372)	57,796
Asset-backed and equity securities	17,952	7	(6,043)	11,916
	$434,395	$2,773	$(9,959)	$427,209
December 31, 2007:
U.S. Treasury	$10,018	$132	$—	$10,150
U.S. government agencies	209,799	955	(203)	210,551
U.S. government agency mortgage-backed	95,839	1,128	(92)	96,875
States and political subdivisions	158,862	1,440	(544)	159,758
Collateralized mortgage obligations	73,518	463	(40)	73,941
Asset-backed and equity securities	9,559	25	—	9,584
	$557,595	$4,143	$(879)	$560,859

Recognition of other than temporary impairment was not necessary in the first nine months of 2008.  The change in value was related primarily to interest rate fluctuations.  An increase in rates will generally cause a decrease in the value of individual securities while a decrease in rates typically results in an increase in value.  Accordingly, based on the Company’s evaluation, management does not believe any individual unrealized loss at September 30, 2008 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration.

The Company has the ability and intent to hold all securities until recovery.

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2008	December 31, 2007
Commercial and industrial	$255,161	$197,124
Real estate - commercial	792,114	633,909
Real estate - construction	476,847	399,087
Real estate - residential	694,556	634,266
Installment	28,922	20,428
Lease financing receivables	5,317	7,922
	2,252,917	1,892,736
Net deferred loan fees and costs	(1,492)	(1,626)
	$2,251,425	$1,891,110

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses as of September 30 are summarized as follows:

	2008	2007
Balance at beginning of period	$16,835	$16,193
Addition resulting from acquisition	3,039	—
Provision for loan losses	9,100	1,188
Loans charged-off	(5,079)	(521)
Recoveries	280	444
Balance at end of period	$24,175	$17,304

Note 6 – Goodwill and Intangibles

The Company added $56.9 million in goodwill and recorded $8.9 million in core deposits and other intangibles due to the Heritage acquisition on February 8, 2008.  Due to adjustments to asset valuation and expected acquisition related expenses, goodwill related to the purchase of Heritage decreased by $25,000 as of September 30, 2008.  The amortization of intangible assets was $797,000 for the first nine months ended September 30, 2008.  At September 30, 2008, the expected amortization of intangible assets is $1.1 million for the year ending December 31, 2008, $1.2 million for the year ending December 31, 2009 and $1.1 million for the year ending December 31, 2010, $847,000 for the year ending December 31, 2011 and $780,000 for the year ending December 31, 2012.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first nine months ended September 30, 2008 (in thousands):

	Goodwill	Core Deposit and Other Intangibles
Balance, January 1	$2,130	$—
Addition resulting from acquisition	56,923	8,917
Amortization	—	(797)
Balance, September 30	$59,053	$8,120

Note 7 – Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of September 30, summarized as follows:

	2008	2007
Balance at beginning of period	$2,569	$3,032
Additions	99	221
Amortization	(562)	(529)
Balance at end of period	2,106	2,724
Changes in the valuation allowance for servicing assets were as follows:
Balance at beginning of period	(87)	(150)
Provisions for impairment	(475)	—
Recovery credited to expense	560	150
Balance at end of period	(2)	—
Net balance	$2,104	$2,724

Note 8 – Deposits

Major classifications of deposits as of September 30, 2008, and December 31, 2007, were as follows:

	2008	2007
Noninterest bearing	$312,988	$271,549
Savings	108,121	96,425
NOW accounts	289,787	247,262
Money market accounts	583,594	505,678
Certificates of deposit of less than $100,000	622,369	599,034
Certificates of deposit of $100,000 or more	412,333	393,670
	$2,329,192	$2,113,618

Note 9 – Borrowings

The following table is a summary of borrowings as of September 30, 2008, and December 31, 2007:

	2008	2007
Securities sold under repurchase agreements	$38,765	$53,222
Federal funds purchased	17,900	165,100
FHLB advances	219,035	80,000
Treasury tax and loan	3,721	2,873
Junior subordinated debentures	58,378	57,399
Subordinated debt	45,000	—
Notes payable and other borrowings	22,538	18,610
	$405,337	$377,204

The Company enters into sales of securities under agreements to repurchase (repurchase agreements).  These repurchase agreements are treated as financings.  The dollar amounts of securities underlying the agreements remain in the asset accounts.  Securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at September 30, 2008 and December 31, 2007.

The Company’s borrowings and letters of credit at the Federal Home Loan Bank of Chicago (“FHLBC”) are limited to the lesser of 35% of total assets or a percentage of the book value of certain mortgage loans as well as a multiple of the amount of FHLBC capital stock owned.  In addition, the advances and letters of credit outstanding, which totaled $31.9 million, were collateralized by FHLBC stock of $11.2 million and loans totaling $324.3 million at September 30, 2008.  FHLBC stock of $7.8 million and loans totaling $278.6 million were pledged as of December 31, 2007.  On September 12, 2008 a 2.20%, daily floating rate FHLBC advance of $175 million was obtained that had a rate of one basis point below the FHLBC federal funds equivalent rate, and on September 26, 2008 a 2.36% rate FHLBC advance of $40.0 million was obtained that had a floating rate of fifteen basis points above the same index.  The $175.0 million advanced matured on October 14, 2008 and was renewed with a November 14, 2008 maturity at a spread of fifteen basis points above the FHLBC federal funds equivalent rate.  Both of these advances can be prepaid without incurring a fee after providing a two-business day notice to the issuer.  As of September 30, 2008, the Company also had $9.0 million in FHLBC advances that were assumed through the Heritage merger.  These advances have fixed rates and $5.0 million of this amount is presented in the notes payable and other borrowings section of the Consolidated Balance Sheets.  The amount and terms of these advances are $2.0 million maturing November 10, 2008 at a rate of 5.08%, $2.0 million maturing May 11, 2009 at a rate of 5.0%, and $5.0 million maturing February 16, 2010 at a rate of 5.09%.

The Company is a Treasury Tax & Loan (“TT&L”) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits.  The Company is allowed to hold these deposits for the Federal Reserve until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of September 30, 2008, and December 31, 2007, the TT&L deposits were $3.7 million and $2.9 million, respectively.

The Company had a $30 million revolving line of credit available with Marshall & Ilsley Bank (“M&I”) which had an outstanding balance of $18.6 million as of December 31, 2007.  On January 31, 2008, the Company entered into a $75.5 million credit facility with LaSalle Bank National Association, (now Bank of America NA), which was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The senior debt facility included a $500,000 term loan with a maturity of

March 31, 2018, and a revolving loan with a maturity of March 31, 2010.  The revolving loan replaced the $30.0 million revolving line of credit facility previously held with M&I.  At September 30, 2008, $16.9 million was outstanding on that line.  Pending approval and negotiations with Bank of America NA, management expects to renew the revolving loan on an annual basis after it matures in 2010.  The subordinated debt matures on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Bank of America NA prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The senior debt is secured with all of the issued and outstanding shares of Old Second National Bank.

The above credit facility agreement contains usual and customary provisions regarding acceleration upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2008, the Company did not comply with one of the financial covenants contained within that credit agreement.  The lender subsequently granted the Company a waiver with no additional consideration or change in terms.  The proceeds of the $45.0 million of subordinated debt were primarily used to finance the acquisition of Heritage including transaction costs.  The $30.5 million borrowing facility is for general corporate purposes and was primarily used in the past to repurchase common stock.

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

Note 11 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 664,277 at September 30, 2008 and 116,531 at December 31, 2007.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $255,083 in the third quarter of 2008 and $760,115 in the first nine months of 2008.  The total income tax benefit was $89,279 in the third quarter of 2008 and $266,040 in the first nine months of 2008.  Total compensation cost that has been charged against income for those plans was $174,421 in the third quarter of 2007 and $503,411 in the first nine months of 2007.  The total income tax benefit was $61,047 in the third quarter of 2007 and $176,194 in the first nine months of 2007.

There were 10,500 stock options exercised during the third quarter of 2008.  There were no stock options granted during the third quarter of 2008.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $617,951 as of September 30, 2008, and is expected to be recognized over a weighted-average period of 1.98 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $401,803 as of September 30, 2007, and is expected to be recognized over a weighted-average period of 2.25 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
September 30, 2008:
Beginning outstanding	740,798	$23.67
Granted	—	—
Exercised	(16,000)	10.02
Expired	—	—
Ending outstanding	724,798	$23.98	5.63	$1,192,719

Exercisable at end of quarter	582,466	$22.93	4.84	$1,192,719

September 30, 2007:
Beginning outstanding	682,411	$22.60
Granted	—	—
Exercised	(30,613)	13.75
Expired	—	—
Ending outstanding	651,798	$23.02	5.96	$4,377,134

Exercisable at end of quarter	577,798	$22.23	5.54	$4,377,134

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	September 30, 2008
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	142,332	$6.53
Granted	—	—
Vested	—	—
Nonvested at September 30, 2008	142,332	$6.53

A summary of stock option activity as of September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Intrinsic value of options exercised	$97,258	$—	$160,818	$465,905
Cash received from option exercises	106,064	—	160,259	420,858
Tax benefit realized from option exercises	38,655	—	63,917	185,174
Weighted average fair value of options granted	—	—	—	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  No shares were issued during either the third quarter of 2008 or in the third quarter of 2007.  These shares are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These shares vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock is as follows:

	September 30, 2008		September 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1	46,065	$30.09	20,423	$31.27
Granted	27,254	27.75	26,184	29.20
Vested	(702)	31.34	—	—
Forfeited	—	—	(542)	31.34
Nonvested at September 30	72,617	$29.20	46,065	$30.09

Total unrecognized compensation cost of restricted shares is $856,985 as of September 30, 2008, which is expected to be recognized over a weighted-average period of 1.92 years.  Total unrecognized compensation cost of restricted shares was $757,615 as of September 30, 2007, which was expected to be recognized over a weighted-average period of 1.94 years.  There were 702 restricted shares vested at September 30, 2008 and none vested at September 30, 2007.

Note 12 – Earnings Per Share

Earnings per share is included below as of September 30 (share data not in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Weighted-average common shares outstanding	13,747,723	12,145,479	13,520,949	12,630,512
Net income available to common stockholders	$4,121	$6,077	$17,007	$17,551
Basic earnings per share	$0.30	$0.50	$1.26	$1.39
Diluted earnings per share:
Weighted-average common shares outstanding	13,747,723	12,145,479	13,520,949	12,630,512
Dilutive effect of restricted shares	36,103	18,238	31,217	14,138
Dilutive effect of stock options	49,049	131,565	84,000	132,010
Diluted average common shares outstanding	13,832,875	12,295,282	13,636,166	12,776,660
Net income available to common stockholders	$4,121	$6,077	$17,007	$17,551
Diluted earnings per share	$0.30	$0.49	$1.25	$1.37

Number of antidilutive options excluded from the diluted earnings per share calculation	550,000	280,000	475,000	280,000

Note 13 – Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized holding gains (losses) on available for sale securities arising during the period	$(7,159)	$6,257	$(9,087)	$3,906
Related tax benefit (expense)	2,846	(2,473)	3,612	(1,547)
Holding gains (losses) after tax	(4,313)	3,784	(5,475)	2,359

Less: Reclassification adjustment for the gains realized during the period
Realized gains (losses)	(20)	11	1,363	493
Income tax benefit (expense) on net realized gains	8	(4)	(540)	(196)
Net realized gains (losses) after tax	(12)	7	823	297
Total other comprehensive gain (loss)	$(4,301)	$3,777	$(6,298)	$2,062

Note 14 – Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $1.8 million and $1.4 million in the first nine months of 2008 and 2007, respectively, as the Company had lowered its discretionary profit sharing contribution in 2007.  Management increased the discretionary plan expense in 2008, in part to accommodate the additional permanent employees from Heritage.

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

•                  Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The table below presents the balance of assets and liabilities at September 30, 2008 measured at fair value on a recurring basis:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$7,286	$419,871	$52	$427,209
Other assets (Interest rate swap agreements)	—	624	—	624
Other assets (Forward loan commitments to investors)	—	(56)	—	(56)
Total	$7,286	$420,439	$52	$427,777

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$624	$—	$624
Other liabilities (Interest rate lock commitments to borrowers)	—	(56)	—	(56)
Total	$—	$568	$—	$568

In the first nine months of 2008, there were no material changes or amounts in Level 3 assets or liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and loans held for sale (“LHFS”).  Adjustments to fair value on LHFS primarily result from application of lower-of-cost-or-fair value accounting.  For assets measured at fair value on a nonrecurring basis on hand at September 30, 2008, the following table provides the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights(1)	$—	$—	$2,104	$2,104
Loans(2)	—	—	32,178	32,178
Total	$—	$—	$34,282	$34,282

(1)   Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $2.1 million resulting in a valuation allowance of $1,700.  A net recovery of $85,000 was included in earnings for the first nine months of the year.

(2)   Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $37.5  million, with a valuation allowance of $4.1 million, resulting in an additional provision for loan losses of $2.3 million for the first nine months of the year.  The carrying value of loans fully charged off is zero.

Note 16 – Interest Rate Swap Derivatives

The Company may occasionally enter into derivative financial instruments as part of our interest rate risk management strategies.  These derivative instruments consist entirely of interest rate swaps and are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates on the balance sheet date.  Since these derivative instruments are not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  As of September 30, 2008, the notional amount of non-hedging interest rate swaps was $35.6 million whereas there were no interest rate swaps at December 31, 2007.

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

Since the acquisition of Heritage, all major integration initiatives have been completed, and the Company began to realize economic benefits of the transaction in the second quarter of 2008.  The acquired client base provided revenue opportunities for both the corporate and retail business units as the Company’s retail and mortgage services, wealth management and employee benefit services offerings were more expansive than the previous product and services offered to Heritage clientele.  Additionally, access to remote capture services and other treasury management products also became available to complement the traditional commercial deposit and loan products previously offered.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of the Company’s stock valued at $27.50 per share to consummate the Heritage acquisition.  Details related to the allocation of the purchase price for this business combination are discussed in Note 2.  The terms of the credit facilities that were established to complete the acquisition are detailed in Note 9.

Recent Developments

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Company.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”).  The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate.  This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program.  Many financial institutions have already announced that they will participate in the Capital Purchase Program.  While the Company’s management is confident that the Company has sufficient capital to support continued growth, the Company has applied to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions.  Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days.  Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits.  After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program.  The Company is assessing its participation in the Temporary Liquidity Guarantee Program and anticipates that it will participate in the insurance program covering the non-interest bearing deposits but not participate in the program to guarantee unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format.  Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability.  The U.S. Treasury has not issued any definitive guidance regarding this program and the Company’s management has not determined whether or not it will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities.  The program may take any form and may vary by asset class, but it must be voluntary and self-funding.  The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets.  The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date.  The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including Old Second National Bank, from $100,000 to $250,000.  The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in ITEM 1: BUSINESS of the Company’s 2007 Form 10-K.

Results of Operations

Net income for the third quarter of 2008 decreased to $4.1 million, $0.30 diluted earnings per share, compared with $6.1 million, or $0.49 diluted earnings per share, in the third quarter of 2007.  Earnings for the first nine months of 2008 also decreased to $1.25 per diluted share, on $17.0 million in net income, compared with $1.37 per diluted share in the first nine months of 2007, on earnings of $17.6 million.  Earnings in the first nine months of 2008 were primarily affected by the Heritage acquisition, gains on sales of securities as well as an increased provision for loan losses.  The Company’s earnings in 2008 included the contribution of Heritage since its acquisition on February 8, 2008.  Realized losses on securities totaled $20,000 in the third quarter of 2008, which brought the net realized gains total to $1.4 million for the year.  In the third quarter of 2007, there was $11,000 in realized gains from sold securities, which brought the net realized gains total to $493,000 for that year.  The Company recorded a $9.1 million provision for loan losses in the nine months ended September 30, 2008, which included an addition of $6.3 million in the third quarter.  In the same period in 2007, the provision for loan losses was $1.2 million, $600,000 of which was added in the third quarter.  The return on average equity decreased from 15.70% in the first nine months of 2007, to 11.65% for the same period in 2008.

The transaction charges related to Heritage, net of taxes calculated at a 35% statutory rate, totaled $16,000 in the third quarter of 2008 and $612,000, or $.04 per diluted share in the first nine months of 2008.  Core net income, which is calculated by excluding these transaction costs, was $17.6 million in the first nine months of 2008, which equates to core diluted earnings per share of $1.29 and a core return on average equity of 12.07%.  Management believes that the exclusion of the transaction charges more accurately reflects income from continuing operations, and references to core net income, core diluted earnings per share, and ratios identified as “core” are all non-GAAP measurements.

Net Interest Income

Net interest income increased from $50.8 million in the first nine months of 2007 to $66.1 million in the first nine months of 2008.  Average earning assets grew $360.2 million, or 15.5%, from September 30, 2007 to September 30, 2008, primarily due to organic growth and the Heritage acquisition.  The Company acquired $329.0 million in earning assets through the acquisition, which included $283.6 million in loans and $45.0 million in investments.  Average interest bearing liabilities increased $317.1 million, or 15.4%, from September 30, 2007 and such increase was influenced by these same factors as the asset growth.  Additionally, the Company’s borrowings increased $43.0 million as a result of financing the cash portion of the consideration paid to Heritage shareholders for the acquisition.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, increased from 3.06% in the first nine months of 2007 to 3.41% in the first nine months of 2008.  The average tax-equivalent yield on earning assets decreased from 6.70% in the first nine months of 2007 to 6.02%, or 68 basis points, in the first nine months of 2008.  At the same time, the cost of funds on interest bearing liabilities decreased from 4.18% to 3.03%, or 115 basis points.

Net interest income increased from $17.3 million in the third quarter of 2007 to $23.6 million in the third quarter of 2008.  During the same period, the net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.01% in 2007 to 3.61% in 2008.  The third quarter 2008 net interest income was enhanced by growth in average earning assets of $306.3 million, or 12.8%, which included the acquisition and organic growth factors discussed above.  The average tax-equivalent yield on earning assets decreased from 6.74% in the third quarter of 2007 to 5.83% in the third quarter of 2008, or 91 basis points.  The cost of interest-bearing liabilities also decreased from 4.23% to 2.57%, or 166 basis points, in the same period.  The general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income, and thereby improved the net interest margin.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  In addition to the “core” earnings discussion related to the Heritage acquisition transaction costs found in the results of operation section of the preceding page, management has traditionally disclosed other certain non-GAAP ratios to evaluate and measure the Company’s performance.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month and nine month periods ended September 30, 2008 and 2007.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended September 30, 2008 and 2007

(Dollar amounts in thousands - unaudited)

	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$2,277	$30	5.16%	$643	$4	2.43%
Federal funds sold	8,217	40	1.90	11,114	138	4.86
Securities:
Taxable	309,470	3,591	4.64	378,666	4,605	4.86
Non-taxable (tax equivalent)	150,496	2,283	6.07	145,993	2,298	6.30
Total securities	459,966	5,874	5.11	524,659	6,903	5.26
Loans and loans held for sale (1)	2,228,863	34,110	5.99	1,856,568	33,989	7.16
Total interest earning assets	2,699,323	40,054	5.83	2,392,984	41,034	6.74
Cash and due from banks	51,600	—	—	53,054	—	—
Allowance for loan losses	(22,114)	—	—	(16,906)	—	—
Other noninterest-bearing assets	208,456	—	—	128,468	—	—
Total assets	$2,937,265			$2,557,600

Liabilities and Stockholders’ Equity
NOW accounts	$322,074	$760	0.94%	$255,402	$1,207	1.87%
Money market accounts	577,267	2,658	1.83	520,238	5,168	3.94
Savings accounts	112,364	145	0.51	101,626	228	0.89
Time deposits	1,029,253	8,987	3.47	991,867	12,377	4.95
Interest bearing deposits	2,040,958	12,550	2.45	1,869,133	18,980	4.03
Securities sold under repurchase agreements	45,285	182	1.60	55,565	612	4.37
Federal funds purchased	34,350	196	2.23	64,625	893	5.41
Other short-term borrowings	160,301	848	2.07	80,412	1,058	5.15
Junior subordinated debentures	58,378	1,072	7.35	57,399	1,053	7.34
Subordinated debt	45,000	495	4.30	—	—	—
Notes payable and other borrowings	24,484	219	3.50	17,359	282	6.36
Total interest bearing liabilities	2,408,756	15,562	2.57	2,144,493	22,878	4.23
Noninterest bearing deposits	307,664	—	—	258,546	—	—
Accrued interest and other liabilities	17,423	—	—	16,455	—	—
Stockholders’ equity	203,422	—	—	138,106	—	—
Total liabilities and stockholders’ equity	$2,937,265			$2,557,600
Net interest income (tax equivalent)		$24,492			$18,156
Net interest income (tax equivalent) to total earning assets			3.61%			3.01%
Interest bearing liabilities to earning assets	89.24%			89.62%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $994,000 and $1.2 million for the third quarter of 2008 and 2007, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months ended September 30, 2008 and 2007

(Dollar amounts in thousands - unaudited)

	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$1,435	$41	3.75%	$1,117	$28	3.31%
Federal funds sold	7,828	124	2.08	7,233	275	5.01
Securities:
Taxable	359,510	12,551	4.65	355,085	12,528	4.70
Non-taxable (tax equivalent)	153,494	6,894	5.99	147,089	6,528	5.92
Total securities	513,004	19,445	5.05	502,174	19,056	5.06
Loans and loans held for sale (1)	2,163,915	103,176	6.26	1,815,462	98,622	7.16
Total interest earning assets	2,686,182	122,786	6.02	2,325,986	117,981	6.70
Cash and due from banks	50,061	—	—	50,647	—	—
Allowance for loan losses	(20,578)	—	—	(16,479)	—	—
Other noninterest-bearing assets	194,597	—	—	126,976	—	—
Total assets	$2,910,262			$2,487,130

Liabilities and Stockholders’ Equity
NOW accounts	$292,457	$2,217	1.01%	$246,555	$3,122	1.69%
Money market accounts	553,800	9,173	2.21	488,099	14,343	3.93
Savings accounts	111,292	487	0.58	104,834	670	0.85
Time deposits	1,079,447	32,742	4.05	982,797	36,321	4.94
Interest bearing deposits	2,036,996	44,619	2.93	1,822,285	54,456	4.00
Securities sold under repurchase agreements	45,621	720	2.11	54,673	1,830	4.48
Federal funds purchased	59,075	1,359	3.02	51,753	2,133	5.43
Other short-term borrowings	119,767	2,249	2.47	74,842	2,968	5.23
Junior subordinated debentures	58,267	3,209	7.34	46,164	2,577	7.44
Subordinated debt	38,923	1,287	4.34	—	—	—
Notes payable and other borrowings	23,811	673	3.71	15,615	745	6.29
Total interest bearing liabilities	2,382,460	54,116	3.03	2,065,332	64,709	4.18
Noninterest bearing deposits	314,592	—	—	255,431	—	—
Accrued interest and other liabilities	18,250	—	—	16,939	—	—
Stockholders’ equity	194,960	—	—	149,428	—	—
Total liabilities and stockholders’ equity	$2,910,262			$2,487,130
Net interest income (tax equivalent)		$68,670			$53,272
Net interest income (tax equivalent) to total earning assets			3.41%			3.06%
Interest bearing liabilities to earning assets	88.69%			88.79%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $3.1 million and $2.9 million for the first nine months of 2008 and 2007, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income (GAAP)	$39,195	$40,186	$120,217	$115,546
Taxable equivalent adjustment - loans	60	44	156	150
Taxable equivalent adjustment - securities	799	804	2,413	2,285
Interest income (TE)	40,054	41,034	122,786	117,981
Less: interest expense (GAAP)	15,562	22,878	54,116	64,709
Net interest income (TE)	$24,492	$18,156	$68,670	$53,272
Net interest and income (GAAP)	$23,633	$17,308	$66,101	$50,837
Net interest income to total interest earning assets	3.48%	2.87%	3.29%	2.92%
Net interest income to total interest earning assets (TE)	3.61%	3.01%	3.41%	3.06%

Provision for Loan Losses

In the first nine months of 2008, the Company recorded a $9.1 million provision for loan losses, which included an addition of $6.3 million in the third quarter.  Additionally, management continues to believe that the $3.0 million allowance for loan losses assumed in the Heritage transaction in the first quarter was adequate to address the risks specific to the loan portfolio purchased.  Approximately $2.4 million of the September 30, 2008 problem loan total was acquired through the Heritage Bank acquisition and these loans have a total specific allocation estimate of $711,000 at September 30, 2008.  In the first nine months of 2007, the provision for loan losses was $1.2 million, $600,000 of which was added in the third quarter.  Nonperforming loans increased to $65.7 million at September 30, 2008 from $6.0 million at December 31, 2007, and $5.6 million at September 30, 2007.  Charge-offs, net of recoveries, totaled $4.8 million and $77,000 in the first nine months of 2008 and 2007, respectively.  Net charge-offs totaled $3.7 million in the third quarter of 2008 and $45,000 in the third quarter of 2007.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.

Nonperforming loans increased $59.7 million from $6.0 million at December 31, 2007 to $65.7 million at September 30, 2008.  Nonperforming loans also increased on a linked quarter basis from $30.7 million at June 30, 2008.  The nonperforming loans at September 30, 2008 were heavily concentrated in a handful of credit relationships.  Four relationships made up 58.1% of the total, and ten relationships made up 75.6% of the total nonperforming loans.  The following narrative provides detail relative to each of the largest four nonperforming relationships.

•                  The first nonperforming commercial and residential land developer relationship has a total exposure outstanding of $14.0 million.  $5.7 million of this amount was past due more than ninety days and still accruing interest.  $4.1 million of this relationship was current at September 30, still accruing interest, and was not included in the nonperforming loan total.  A combination of occupied retail centers that are fully leased and retail zoned land collateralizes these two credits and management believes that the credits are supported by adequate lease income and/or interest reserves.  However, a low six-figure mechanics lien was filed on the project, which management believes is a result of the developer’s difficulties on other projects.  As such, the Company has decided to withhold a renewal of this credit pending the receipt of more details on the lien.  Management believes the Company is well secured on this credit and has made no specific allocation since it expects to resolve the lien issues and be able to bring the loan current through either a renewal or extension.  There is also a related $4.2 million loan that is on nonaccrual that is secured by a parcel of commercially zoned and annexed land in a desirable location.  The borrower has been negotiating sale contracts and shortly after quarter-end entered into a contract that, if fulfilled, will produce proceeds more than sufficient to satisfy the Company’s exposure.  Management estimates that a sale of this property could culminate in late 2008 or early 2009, but is proceeding with foreclosure efforts until management believes that the closing under this contract is reasonably certain.  No specific allocation has been assigned by management to this credit.

•                  The second largest nonperforming loan relationship is to a residential builder and developer that has a total exposure of $13.7 million, with a specific allocation of $790,000.  The credits are comprised of loans against residential-zoned farmland and a development in progress both of which are located in the Company’s market area.  The latter development comprises about 75% of the borrower’s exposure and consists of a townhome component that is approximately 66.7% sold out.  Management believes the project will be completely sold out within approximately 30 months.  Additional lots within the same project are zoned for condominiums or apartments on which no vertical construction has started, and a retail-zoned portion of land is located near the entrance of the project.  The project has been proceeding satisfactorily, but the borrower has other development projects with other lenders that are not performing as well, and management understands that the borrower is negotiating settlement arrangements with its various lenders in lieu of filing for bankruptcy.  Management is negotiating a possible deed-in-lieu agreement, and management expects such negotiation will result in acquisition of title within a short time period.  Recently obtained appraisals on the properties indicate liquidation basis values that would cover most of the credit exposure and substantively formed the basis for the specific allocation assigned.  Further, ongoing sales of the townhomes and several submitted letters of intent from buyers on the condominium/apartment portions support the current valuations.

•                  The third largest nonperforming relationship is to a residential builder and developer with a total exposure of $7.5 million.  This credit is on nonaccrual and has a specific allocation of $500,000.  The relationship is comprised of debts that are secured by residential-zoned farmland, and a combination of completed residential lots and phased land slated for development in two other projects.  One project started about three years ago and experienced good sales until late 2007.  Recent sales have been slow and management’s review of values obtained in recent appraisals indicated that the likely liquidation value required the specific allocation amount cited above.  A second project opened in 2007 and sales activity has been stagnant.  Management continues to pursue a variety of workout remedies with the borrower who has remained cooperative.

•                  The fourth largest nonperforming loan relationship is to a residential developer with a total exposure of $7.0 million.  This loan is on nonaccrual and the amount outstanding is net of a $2.8 million charge-off that was taken in September 2008.  Management determined that no additional specific allocation amount was required.  This loan is secured by a parcel of residential-zoned farmland.  The developer has ceased supporting the credit relationship and management continues to take action towards collection.  The charged-off amount is comprised of funds that were advanced for development costs associated with zoning and engineering plus 15% of the land cost, which additional amount the bank typically would advance on the in-progress developments.  Now that the project has stalled and the borrower has failed to perform on the loan obligation, management has estimated that the amount charged off reduces the exposure to approximately 65% of original land-only costs as supported by a current appraisal.

The next six largest nonperforming credits range in size from $1.7 million to $2.3 million, and are comprised of one credit on income-producing residential real estate, three credits on income-producing commercial real estate, and two credits to small builders and developers.  All of the properties are located in the greater Chicago-land area.  All of these credits are on non-accrual, and the total specific allocation is approximately $883,000, with $473,000 of that amount allocated to the builder/developer credits with the remainder allocated to a commercial real estate credit.  These amounts have been determined based on updated appraisals and/or management evaluations of the properties, and are believed to be adequate to cover the probable losses.

The bulk of the remaining nonperforming loans consist of various small commercial real estate, small commercial and industries credits, and residential mortgages in foreclosure.  A total of $2.0 million of specific allocation has been recorded as the probable loss amount on these credits.  Most of the allocations represent small percentages of the individual credit relationships.

A linked quarter comparison of loans that are classified as performing, but past due thirty to eighty-nine days and still accruing interest, shows that this category increased from $15.7 million at June 30 to $23.1 million at September 30, 2008.  Of the September past due amount, $6.5 million, or 27.9% was to various past due commercial land development and construction credits and $9.2 million, or 39.8% were secured by nonfarm nonresidential properties.  The volume of loans in the past due thirty to eight-nine days and still accruing category varies and was $26.7 million at June 30, 2007, $10.5 million at September 30, 2007, and $8.8 million at December 31, 2007, respectively.

The Company’s market areas have tended to be demographically strong.  These market areas have not experienced some of the more dramatic downturns in housing prices as reported in other areas of the country.  While the Company has a higher than peer exposure to real estate construction loans at 21.2% of the total loan portfolio at September 30, 2008, the Company generally lends within its markets and its construction lending is typically based upon cost versus appraisal values.  Additionally, the Company does not have any material direct exposure to sub prime loan products as it has focused its real estate lending activities on commercial real estate and construction and development loans within local markets, as well as on traditional loan products to residential borrowers.

The ratio of the allowance for loan losses to nonperforming loans was 36.8% as of September 30, 2008 as compared to 282.0% at December 31, 2007 and 308.6% at September 30, 2007.  While this ratio has decreased at September 30, 2008, management believes the allowance coverage is sufficient due to the estimated loss potential.  Management determines the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth, the quality and composition of the loan portfolio, and loan loss experience.  While the amount of nonperforming loans decreased in the first part of 2007, management detected a general deceleration in real estate building and development activity as compared to prior years.  While borrowers generally continued to perform on their commercial real estate obligations during this time, management believed that the slowdown in the development and construction sector combined with the Company’s concentration in these types of loans represented increased risk.  These environmental factors are also evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset on the consolidated balance sheet.  When measured as a percentage of loans outstanding, the allowance for loan losses increased to 1.07% at September 30, 2008, as compared to 0.89% at December 31, 2007 and 0.92% as of September 30, 2007.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  Nonperforming loans and related disclosures for the period ended September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$57,853	$5,346
Restructured loans	—	—
Loans 90 days or more past due and still accruing interest	7,853	625
Nonperforming loans	65,706	5,971
Other real estate	925	—
Nonperforming assets	$66,631	$5,971

Interest income recorded on nonaccrual loans	$1,520	$179
Interest income which would have been accrued on nonaccrual loans	$2,666	$480

Noninterest Income

Noninterest income increased $200,000, or 2.6%, to $7.8 million during the third quarter of 2008 as compared to $7.6 million during the same period in 2007.  Noninterest income was $26.8 million during the first nine months of 2008 and $23.7 million during the first nine months of 2007, an increase of $3.1 million, or 12.9%.  Service charge income increased $353,000, or 16.1%, in the third quarter of 2008, and $505,000, or 7.9%, for the year to date period.  For the third quarter comparison, the primary sources of the increases were from consumer bounce protection fees, commercial checking overdraft fees and the commercial checking service charge account categories.  For the year to date period, commercial overdraft and account service charges had the largest increases.  The latter item increased in large part from the reduced commercial earnings credits that resulted from a lower interest rate environment.  Despite market turbulence, third quarter 2008 mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, totaled $1.2 million, a decrease of $68,000, or 5.2%, from the third quarter of 2007.  The Company reengineered its secondary mortgage lending operations and system tools in the second quarter 2007 including its approach to pricing, compensation and geographic distribution of lenders.  In part because of this reorganization, year to date mortgage-banking income in 2008 increased $1.5 million, or 35.3%, from $4.3 million in the first nine months of 2007 to $5.8 million in the same period of 2008.

Realized losses on securities totaled $20,000 in the third quarter of 2008, which brought the net realized gains total to $1.4 million for the year.  In the third quarter of 2007, there was $11,000 in realized gains from sold securities, which brought the net realized gains total to $493,000 for that year.  Bank owned life insurance (“BOLI”) income continued to decrease in the third quarter of 2008 and was $481,000, or 88.1%, lower than the same period in 2007.  This was due in large part to the continued decrease in interest rates available on the underlying insurance investments, although there was also a $169,000 impairment loss included in the net BOLI income in third quarter 2008.  In the first nine months of 2008, BOLI income decreased $914,000, or 57.2%, from 2007 levels.  Interchange income from debit card usage had a consistent rate of growth for both the quarter and the year.  The revenue stream from this source increased $99,000, or 18.9%, in the third quarter of 2008 as customers continued to show a preference for this payment method.  Other noninterest income increased $239,000, or 20.5%, in the third quarter of 2008 and was up $751,000, or 23.6% for the year.  The largest sources of increase in the other income category for both periods were letter of credit and credit card processing fees, automatic teller machine surcharge and interchange fees, and fees collected from interest rate swap transactions.

Noninterest Expense

Noninterest expense was $19.7 million during the third quarter of 2008, an increase of $3.5 million, or 22.0%, from $16.1 million in the third quarter of 2007.  Noninterest expense was $59.9 million during the first nine months of 2008, an increase of $10.4 million, or 21.0%, from $49.5 million in the first nine months of 2007.  Approximately $942,000 of the aggregate noninterest expense increase was related to one-time merger costs.  The tax-equivalent efficiency ratio was 62.78% for the nine months ended September 30, 2008, compared to 64.34% for the same period in 2007.  This ratio improved to 60.89% for the third quarter of 2008, compared to 62.58% for the same period in 2007.  This improvement was reflective of lower levels of noninterest expense relative to the combined increased volume of noninterest and net interest income.  The efficiency ratio measures noninterest expense as a percentage of the sum of net tax-equivalent interest income plus noninterest income.  Excluding the one-time merger costs, net of taxes calculated at a 35% statutory tax rate, the core efficiency ratio for the three and nine month periods ending September 30, 2008 was 60.84% and 62.14% respectively.  Management believes that the non-GAAP core efficiency ratio calculation provides insight into comparison between the periods by eliminating the impact of nonrecurring items related to the Heritage acquisition.

Salaries and benefits expense was $10.6 million during the third quarter of 2008, an increase of $1.7 million, or 19.5%, from $8.9 million in the third quarter of 2007.  Salaries and benefits expense was $33.8 million during the first nine months of 2008, an increase of $5.2 million, or 18.3%, from $28.6 million in the first nine months of 2007.  The increase in personnel expenses related primarily to normal annual increases in compensation rates and increased staffing levels that included the addition of 61 full time equivalent employees from Heritage.  Also included in the 2008 expense amount was $553,000 of nonrecurring personnel costs related to former Heritage employees.  The full time equivalent count rose from 527 in the third quarter of 2007 to 619 in the third quarter of 2008.  The 2008 expense for the discretionary profit sharing and management bonus plans also increased as compared to 2007, as did the commission expense related to mortgage loan sales activity.

Occupancy expense increased slightly by $36,000, or 2.5%, from the third quarter of 2007 to the third quarter of 2008.  Occupancy expense increased $552,000, or 14.1%, from the first nine months of 2007 to the first nine months of 2008.  On a comparative basis, facility expense in 2008 incorporated one new retail branch that opened in May 2007, the relocation of a leasehold facility to a Company owned location in August 2008, as well as the addition of five Heritage retail locations and one mobile banking facility.  An additional $55,000 was due to a one-time settlement charge to close a leased mortgage origination office that was vacated in the first quarter of 2008.  The largest category increases in occupancy expense for both the quarter and year to date periods, however, were for real estate taxes and maintenance expenses.  On a quarterly comparative basis, furniture and equipment expense increased $66,000, or 4.0%, in the third quarter 2008.  In the first nine months of 2008, furniture and equipment expense increased $361,000, or 7.6%, from the first nine months of 2007.  $294,000 of this increase was attributable to one-time conversion costs, with the remainder attributable to systems enhancements, including expanded off site systems recovery infrastructure.  Third quarter 2008 advertising expense increased by $193,000, or 48.4%, when compared to the same period in 2007, primarily due to an increased volume of marketing initiatives as well as increased sponsorship of local community events.  Advertising expense increased in the same categories in the first nine months of 2008 by a total of $361,000, or 29.1%, as compared to the first nine months of 2007.  Other expense increased $1.2 million in the third quarter and $3.1 million in the first nine months of 2008.  The increase for the year to date period was primarily due to the resumption of FDIC insurance premiums as prior credits expired, telephone, collection related expenses, debit card processing costs, and correspondent bank fees, which increased as earnings credits declined with the general decline in market interest rates.  The Company expects that FDIC expenses may increase in the future due to its participation in the temporary liquidity guarantee program discussed previously.

Income Taxes

With the lower level of third quarter 2008 earnings, the portion that was taxable was reduced in comparison to the same period in 2007.  Accordingly, the provision for income tax as a percentage of pretax income, or effective tax rate, decreased from 25.8% in the third quarter of 2007 to 24.7% in the third quarter of 2008.  The provision for income tax as a percentage of pretax income increased from 26.3% in the first nine months of 2007 to 28.7% in the first nine months of 2008.  Increased levels of tax-exempt income from securities helped to reduce federal income tax expense in the first nine months of 2008, but this benefit was more than offset by a reduction in BOLI income.  The effective tax rate also increased in 2008 due to a change in Illinois tax law.  Under the revised tax law, Old Second Management, LLC (“OSM”), an investment subsidiary of the bank, no longer qualifies as an excluded company and its receipts now require inclusion in the unitary tax return.  The Illinois tax law revision also changed the deductibility of real estate investment trust (“REIT”) dividends beginning January 1, 2009, which will eliminate the recognition of a substantial portion of the tax benefits related to this ownership structure.  OSM owns 100% of the common stock of a REIT, which holds fixed and variable rate real estate loans that were previously held by our bank subsidiary.  In addition to providing income tax benefits, which lower the effective tax rate, the REIT ownership structure also provides the Company with a vehicle for raising future capital as desired.  The general decrease in market and loan portfolio interest rates lowered the amount of interest income generated by the REIT in 2008, as did a decrease in the loan balances held by that subsidiary.

Financial Condition

Assets

Total assets as of September 30, 2008 increased $291.6 million, to $2.95 billion, from $2.66 billion as of December 31, 2007.  Loans grew $360.3 million during the same period, with Heritage contributing $283.6 million of that increase at the acquisition date.  Securities available for sale decreased $133.7 million during the first nine months of 2008 and served to provide funding for loan growth. Preliminary estimates of goodwill and core deposit and other intangible assets related to the Heritage acquisition were $56.9 million and $8.9 million, respectively and additional information related to the carrying amount of goodwill and core deposit and other intangible assets are discussed in Note 6 of the financial statements included in this quarterly report.

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  The Company calculates the fair value using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach.  Management performed its annual review of goodwill at September 30, 2008 and determined there was no impairment of goodwill.  No assurance can be given that future impairment tests will not result in a charge to earnings.  Although not expected to change substantively, goodwill is considered preliminary until the acquisition related expenses are finalized, which management expects to occur in the fourth quarter of 2008.

Loans

Total loans were $2.25 billion as of September 30, 2008, an increase of $360.3 million from $1.89 billion as of December 31, 2007.  As noted above, the increase was due in large part to the Heritage acquisition although organic loan growth continued to be strong through the third quarter of 2008.  Heritage had a similar loan portfolio distribution as the Company and the largest changes by loan type included increases in commercial real estate and real estate construction loans of $158.2 million and $77.8 million, respectively.  Commercial and industrial loans grew $58.0 million whereas residential real estate loans increased $60.3 million in the same nine-month comparison.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has held up well as compared to other parts of the country experiencing more dramatic price adjustments.  Because the Company is located in growing areas with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  As noted previously, a substantial portion of the loan growth in

2008 was acquired and the Heritage loan portfolio mix also had a substantial real estate component.  In the aggregate, real estate loans represented 87.2% of the portfolio as of September 30, 2008 and 88.2% of the portfolio as of December 31, 2007.

Securities

Securities available for sale totaled $427.2 million as of September 30, 2008, a decrease of $133.7 million, or 23.83%, from $560.9 million as of December 31, 2007.  The largest category decreases were in United States government agency and United States government agency mortgage-backed securities, which decreased $81.4 million, or 38.7%, and $28.9 million, or 29.9% respectively in the first nine months of 2008.  This was largely due to the increased volume of called securities and mortgage pass-through payments received in a declining rate environment.  The cash flows from the security calls, prepayments, maturities and sales were generally used to fund loan growth.  The portfolio shifted to a net unrealized loss, net of deferred tax of $4.3 million at September 30, 2008, from a $2.0 million net unrealized gain position as of December 31, 2007.

Deposits and Borrowings

Total deposits increased $215.6 million during the first nine months of 2008, to $2.33 billion as of September 30, 2008, due in large part to the Heritage acquisition.  The deposit categories that grew the most in the first nine months of 2008 were money market and NOW deposit accounts, which increased $77.9 million and $42.5 million respectively.  Certificates of deposits also increased $42.0 million, in part from the certificates of deposits acquired in the Heritage transaction, as well as customers moving to lock in interest rates in a declining interest rate environment.  Lower cost sources of funds categories included a demand deposit increase of $41.4 million and a savings account increase of $11.7 million.  The average cost of interest bearing funds decreased from 4.23% in the third quarter of 2007 to 2.57%, or 166 basis points, in the third quarter of 2008.  In comparing the first nine months of 2007 to the same period in 2008, the average cost of interest bearing funds decreased 115 basis points.

The most significant borrowing in 2008 occurred on January 31, 2008, when the Company entered into a $75.5 million credit facility with LaSalle Bank National Association (now Bank of America).  Part of this new credit facility replaced a $30.0 million revolving line of credit facility previously held between the Company and Marshall & Ilsley Bank.  The new $75.5 million credit facility was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The proceeds of the $45.0 million of subordinated debt were used to finance the acquisition of Heritage, including transaction costs.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of Company stock valued at $27.50 per share, for a total transaction value of $86.0 million, to consummate the acquisition of 100% of the outstanding stock of Heritage.  Other major borrowing category changes from December 31, 2007 included a decrease of $147.2 million, or 89.2%, in overnight federal funds purchased and a $139.0 million increase in short term Federal Home Loan Bank of Chicago (“FHLBC”) advances, which is included in other short-term borrowings.  The latter source of funds is also primarily floating rate, and $175.0 million of this amount was indexed at a one basis point spread below the daily effective FHLBC federal funds rate, and $40.0 million was priced at a fifteen basis point spread over the same index.

Capital

The Company and the bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and its subsidiary bank were categorized as well capitalized as of September 30, 2008.  The accompanying table shows the capital ratios of the Company and Old Second National Bank, the Company’s subsidiary bank, as of September 30, 2008 and December 31, 2007.

Capital levels and minimum required levels:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized

Amount

Ratio

Amount

Ratio

Amount

Ratio

September 30, 2008:
Total capital to risk weighted assets
Consolidated	$260,904	10.67%	$195,617	8.00%	N/A	N/A
Old Second National Bank	278,946	11.42	195,409	8.00	$244,261	10.00%
Tier 1 capital to risk weighted assets
Consolidated	191,737	7.84	97,825	4.00	N/A	N/A
Old Second National Bank	254,779	10.43	97,710	4.00	146,565	6.00
Tier 1 capital to average assets
Consolidated	191,737	6.68	114,813	4.00	N/A	N/A
Old Second National Bank	254,779	8.89	114,636	4.00	143,295	5.00

December 31, 2007:
Total capital to risk weighted assets
Consolidated	$218,140	10.58%	$164,945	8.00%	N/A	N/A
Old Second National Bank	235,867	11.45	164,798	8.00	$205,997	10.00%
Tier 1 capital to risk weighted assets
Consolidated	194,846	9.45	82,474	4.00	N/A	N/A
Old Second National Bank	219,041	10.63	82,424	4.00	123,636	6.00
Tier 1 capital to average assets
Consolidated	194,846	7.50	103,918	4.00	N/A	N/A
Old Second National Bank	219,041	8.44	103,811	4.00	129,764	5.00

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

As previously discussed, the Company has applied to participate in the Capital Purchase Program.  Participation in that program would increase both Tier 1 capital and the above ratios.

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

Net cash inflows from operating activities were $32.4 million in the first nine months of 2008, compared with $25.5 million in the first nine months of 2007.  Proceeds from sale of loans held for sale, net of funds used to originate loans held for sale, were a source of inflow for both periods.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for both periods.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of growth in net interest cash flows.

Net cash inflows from investing activities, which included cash paid for the net assets acquired from Heritage as detailed in the supplemental cash flow information, were $42.1 million in the nine months ended September 30, 2008, compared to net cash outflows of $173.0 million a year earlier.  The cash paid for the acquisition, net of cash and cash equivalents retained, was $38.9 million.  In the first nine months of 2008, securities transactions accounted for a net inflow of $168.0 million, and net principal disbursed on loans accounted for net outflows of $80.1 million.  In the first nine months of 2007, securities transactions accounted for a net outflow of $41.9 million, and net principal disbursed on loans accounted for net outflows of $125.6 million.  Additionally, while not large in amount, the purchase of $1.9 million of FHLBC stock increased the Company’s borrowing privileges as outlined in Note 9.  Cash outflows for property and equipment were $5.5 million in 2008 compared to $4.6 million in the first nine months of 2007.

Net cash outflows from financing activities in the first nine months of 2008, were $82.9 million, and the deposit, borrowing and other liabilities that were assumed in the Heritage acquisition are enumerated in the supplemental cash flow information provided.  Significant cash outflows from financing activities in 2008 included reductions of $164.3 million and $78.8 million in federal funds purchased and net decreases in customer deposits, respectively.  The largest financing cash inflows in 2008 were $135.8 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances, and $45.0 million in subordinated debt proceeds that were used to finance the Heritage acquisition.  Details related to the financing of the Heritage transaction and other borrowings are provided in Note 9 to the financial statements.  Cash inflows from financing activities in the first nine months of 2007 were $153.2 million, which included net increases in customer deposits and repurchase agreements of $133.5 million and $15.8 million, respectively.  In the same period of 2007, federal funds purchased and proceeds from the issuance of junior subordinated debentures increased $3.0 million and $25.8 million, respectively.  The largest financing outflow in 2007 was the $31.2 million paid to purchase treasury stock.

Interest Rate Risk

As part of its normal operations, the Company is subject to interest-rate risk on the assets it invests in (primarily loans and securities) and the liabilities it funds with (primarily customer deposits and borrowed funds), as well as its ability to manage such risk.  Fluctuations in interest rates may result in changes in the fair market values of the Company’s financial instruments, cash flows, and net interest income.  Like most financial institutions, the Company has an exposure to changes in both short-term and long-term interest rates.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures from December 31, 2007 are outlined in the table below.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s asset and liability committee (ALCO) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 16 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact on income before income taxes under various rate scenarios.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the income before income taxes of a stable interest rate environment to the income before income taxes of a different interest rate environment in order to determine the percentage change.  The Company had less net interest income at risk exposure at September 30, due in part, to the balance sheet changes that resulted from the addition of Heritage.  Given the Company’s mix of negatively gapped interest earning assets and interest bearing liabilities at December 31, 2007, the net interest margin was generally positioned to increase in 2008, which exhibited a declining rate environment throughout the year.  The Federal Open Market Committee (“FOMC”) decreased the target for the Federal Funds rate by announcing a series of interest rate cuts in 2008.  These decreases lowered the target rate from 4.25% at January 1, 2008 to 2.00% at September 30, 2008.  The Bank’s prime rate decreased in correlation with the Federal Funds rate, moving from 7.25% on January 1, 2007 to 5.00% as of September 30, 2008.  While interest costs associated with generating deposit growth and other sources of funds in 2008 increased funding costs, these increases were more than offset by the amount of liabilities that repriced with the general decreases in market rates.  The FOMC again announced two 50 basis point cuts in the target rate on October 8 and October 29, 2008.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 and 200 basis points and no change in the slope of the yield curve:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	+200	-100	+100
September 30, 2008:
Dollar change	$(3,835)	$(225)	$(901)	$284
Percent change	-4.4%	-0.3%	-1.0%	+0.3%

December 31, 2007:
Dollar change	$7,347	$(12,647)	$4,775	$(6,138)
Percent change	+9.7%	-16.6%	+6.3%	-8.1%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

DATE: November 10, 2008