Form 10-K
period 2008-12-31
OLD SECOND BANCORP INC
filed 2009-03-16
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $160 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 13,827,259 at March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report the fiscal year ended December 31, 2008 are incorporated by reference into Parts I, II and IV.  Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

•                  Old Second National Bank (the “Bank”).

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

•                  Old Second Acquisition, Inc., which was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of the Company, and HeritageBanc, Inc. (“Heritage”).  The parties consummated the merger on February 8, 2008, at which time, Old Second Acquisition, Inc. was merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank.  After the completion of the merger transaction, Heritage was dissolved and is no longer an existing subsidiary.

•                  Station I, LLC, a wholly owned subsidiary of Old Second National Bank, which was formed in August 2008 to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted.

Inter-company transactions and balances are eliminated in consolidation. The Company provided financial services through its thirty-five banking locations and one commercial loan production office located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois as of December 31, 2008.  In consideration of the Heritage transaction, the Company expanded its franchise into Cook County and the desirable, higher growth markets of the south Chicago suburbs by adding five additional retail locations.  The Heritage transaction allowed the Company to fill in its footprint surrounding the Chicago metropolitan area.  With the application of relationship focused banking strategies, the Company now provides the new client base with wealth management and expanded mortgage, treasury and retail services in addition to the traditional loan and deposit products that had been previously offered.  The Company also offers insurance products in this new market area through Old Second Financial, Inc.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses includes the customary consumer and commercial products and services that banks provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, farm loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as Internet banking and corporate cash management including remote deposit capture. Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.  The Bank originates residential mortgages, offering a wide range of products including conventional, government, and jumbo loans. Secondary marketing of those mortgages is handled at the Bank.

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the Company’s management in deciding how to allocate resources and assess performance.  Public companies are required to report certain financial information about operating segments.  The Company’s chief operating decision maker evaluates the operations of the Company as one operating segment, Community Banking.  As a result, disclosure of separate segment information is not required.  The Company offers the products and services described above to its external customers as part of its customary banking business.

Market Area

The Bank is the principal operating subsidiary of Old Second Bancorp, Inc.  The Bank’s primary market area is Aurora, Illinois, its surrounding communities as well as southwestern Cook county.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking offices in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  Based upon 2007 estimates, these counties together represent a market of more than 2.4 million people.  The city of Aurora has a reported population of over 170,000 residents according to the most recent 2007 census population estimates.  The Bank expanded its footprint in the Chicago metropolitan area in 2008 with the February acquisition of Heritage.  Following the transaction, the Bank acquired a presence in the southern suburbs of Chicago, which compliment its presence in the western and northwestern suburbs.

Lending Activities

In 2009, the Company received an investment from the U.S. Department of Treasury through the Capital Purchase Program.  The Company is committed to using these funds to enable the Bank to continue to make loans to customers in its market areas.  The Bank made $232.0 million in new loans in the fourth quarter of 2008 and has continued to make new loans since receiving funds from Treasury.

General.  The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2008, residential mortgages made up approximately 31% of its loan portfolio, commercial real estate loans comprised approximately 41%, construction lending comprised approximately 17%, general commercial loans comprised approximately 11% and consumer and other lending comprised 1%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Commercial Loans.  As noted above, the Bank is an active commercial lender.  The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for 1 year and have floating rates.  Commercial term loans range from 1 to 7 years with the majority falling in the 3 to 5 year range with rates fixed for the duration of the loan.  There was a slight increase in the percentage of the portfolio attributed to commercial loans in 2008.  This trend reflects increased demand for working capital and equipment financing as well as a decision by management to diversify the loan portfolio composition.  Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  A large portion of the loan portfolio is comprised of commercial real estate loans.  At December 31, 2008 approximately $488.5 million, or 52.6%, of the total commercial real estate loan portfolio of $929.6 million was to owner occupied borrowers.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties, and repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the price adjustments observed in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank mitigates these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with the borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  The Bank originates loans to finance the construction of residential and commercial properties located in its market area.  The Bank uses underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to locally known markets and construction lending is typically based upon cost supplemented by information based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project, and identification of a cash flow source to service the permanent loan, or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields correspond to the higher risks associated with construction lending.

Construction development loans involve additional risks.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas were being suburbanized.  This type of growth presents some economic risks should a sustained shift occur in the local demand for housing.  The Bank has attempted to address these risks by closely monitoring local real estate activity, developing strong underwriting procedures, closely monitoring construction projects, and by limiting the amount of construction development lending.  The Bank did observe a slower rate of real estate building and development activity in the market area that started in 2006 and activity in this sector further halted with the downward economic trends in real estate and other markets that was experienced in 2008.  The Company anticipates that the markedly slower growth trend will continue into 2009.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to Federal National Mortgage Association (“FNMA”) and to other investors and periodically retains servicing rights for sold mortgages.  Management believes that selling of mortgage servicing can provide the Company with a relatively steady source of income.  The periodic retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.

Consumer Loans.  The Bank also provides many types of consumer loans including motor vehicle, home improvement, home equity, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Home equity lending has continued to slow in the past year but is still a significant portion of the Bank’s business and the largest share of consumer loans.

Competition

The Bank’s market area is highly competitive.  Many financial institutions based in Aurora’s surrounding communities and in Chicago, Illinois, operate banking offices in the greater Aurora area or actively compete for customers within the Company’s market area. The Bank also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

The Bank competes for loans principally through the range and quality of the services it provides, interest rates and loan fees.  Management believes that its long-standing presence in the community and personal service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers.  The Bank actively solicits deposit-related clients and competes for deposits by offering personal attention, competitive interest rates, and professional services made available through practiced bankers and multiple delivery channels that fit the needs of its market.

The Bank is subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area.  Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there were 22 other financial institutions with a total of 47 branches as of mid 2008.  The Bank operated 35 offices located in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage and southwestern Cook as of December 31, 2008.  The Bank is the deposit market leader in Kane and Kendall counties where it has a concentrated number of branches, facing competition with over 49 different financial institutions representing in excess of 228 branches.  The Bank’s branches in the remaining counties face many of these same competitors as well as competition from additional local institutions.  Competition for residential mortgage lending also includes a number of mortgage brokerage operations as well as traditional banks, thrifts and credit unions.  The Bank’s wealth management division includes traditional trust services as well as investment advisory, brokerage, insurance and employee benefit administration services.  This diverse array of products and services allows us to compete against other larger banks as well as specialized brokerage companies.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services without having a physical presence in our market.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2008, the Company employed 615 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company’s employees are covered by a collective bargaining agreement with the Company.  The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

Internet

The Company maintains a corporate web site at http://www.oldsecond.com.  The Company makes available free of charge on or through its web site the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the web site.  The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Executive Vice President and Chief Financial Officer, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

Recent Developments

On January 16, 2009, the Company announced that the United States Department of the Treasury (“Treasury”) completed its investment of $73 million in Series B Fixed Rate Cumulative Perpetual Preferred Stock and warrants to purchase common stock of Old Second as part of Treasury’s Treasury Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).

The Series B preferred shares issued to Treasury pay a dividend of 5% per year for the first five years and will reset to 9% per year thereafter.  The Series B preferred shares are callable at their liquidation value of $1,000 per share and can be redeemed prior to then only with the approval of the Federal Reserve.  Old Second also issued to Treasury a ten-year warrant to purchase 815,339 shares of common stock at an exercise price of $13.43 per share.  The warrant is immediately exercisable.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.  In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

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

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorizes the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S.

financial system.  Financial institutions participating in certain of the programs established under the EESA will be required to adopt the Treasury’s standards for executive compensation, as they are modified and amended from time to time by Congress, and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions are able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock will generally be non-voting and will pay dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury will receive warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.

Pursuant to the CPP, on January 16, 2009, The Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 73,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D and (ii) a warrant to purchase 815,339 shares of the Company’s common stock for an aggregate purchase price of $73.0 million in cash.  The Company also expects that its federal regulators and the Treasury will maintain significant oversight over the Company as a participating institution, to evaluate how it uses the capital provided and to ensure that it complies with the requirements on executive compensation and corporate governance.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.    Further, if the Company participates in the CPP, the Company anticipates that the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  Old Second National Bank (the “Bank”) is a national bank chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System. The  Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.  In addition, the FDIC recently passed an interim rule authorizing the FDIC to impose an emergency special assessment equal to 0.20% of total deposits on June 30, 2009 (that will be collected on September 30, 2009), and further authorizing the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.10% of total deposits, whenever the FDIC estimates that the reserve ratio of the DIF will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter.  The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and may be subject to change before any special assessments are imposed on insured depository institutions.

FDIC Temporary Liquidity Guarantee Program.  In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets,  the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”).  For an initial 30-day period, all eligible financial institutions were automatically covered under this program without incurring any fees.  Institutions that did not opt out by December 5, 2008, will be subject to the following potential assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts from November 13, 2008 through and including December 31, 2009.  The Bank decided to continue to participate in these programs and did not opt out.  As a result, the Bank expects to incur fees associated with the programs.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the agency.  The amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2008, the Bank paid supervisory assessments to the OCC totaling $487,841.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the OCC regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2008, the Bank: (i) was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) was “well-capitalized,” as defined by applicable regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.  As of December 31, 2008, approximately $40.3 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million.  The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

GUIDE 3 STATISTICAL DATA REQUIREMENTS

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2008 Annual Report incorporated herein by reference (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2008 ,2007 and 2006

	2008			2007			2006
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$1,310	$44	3.30%	$1,438	$51	3.50%	$968	$38	3.87%
Federal funds sold	10,032	146	1.43	6,248	317	5.00	809	42	5.12
Securities:
Taxable	326,542	15,745	4.82	356,040	17,095	4.80	311,222	12,537	4.03
Non-taxable (tax equivalent)	151,408	9,134	6.03	147,875	8,842	5.98	140,864	7,709	5.47
Total securities	477,950	24,879	5.21	503,915	25,937	5.15	452,086	20,246	4.48
FRB and FHLB stock	10,816	83	0.77	8,902	239	2.68	8,770	300	3.42
Loans and loans held for sale (1)	2,192,540	136,187	6.11	1,835,121	132,486	7.12	1,756,360	124,327	6.98
Total interest earning assets	2,692,648	161,339	5.91	2,355,624	159,030	6.67	2,218,993	144,953	6.45
Cash and due from banks	49,916	—	—	49,775	—	—	53,114	—	—
Allowance for loan losses	(22,058)	—	—	(16,648)	—	—	(16,085)	—	—
Other noninterest-bearing assets	200,085	—	—	126,989	—	—	121,749	—	—
Total assets	$2,920,591			$2,515,740			$2,377,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$291,274	2,699	0.93	$250,984	4,345	1.73	$259,666	3,944	1.52
Money market accounts	554,358	11,194	2.02	499,647	19,264	3.86	415,610	13,980	3.36
Savings accounts	110,426	620	0.56	102,659	882	0.86	114,787	647	0.56
Time deposits	1,085,924	42,046	3.87	985,861	48,525	4.92	947,577	40,965	4.32
Interest bearing deposits	2,041,982	56,559	2.77	1,839,151	73,016	3.97	1,737,640	59,536	3.43
Securities sold under repurchase agreements	45,183	837	1.85	53,323	2,391	4.48	46,461	2,030	4.37
Federal funds purchased	45,420	1,372	2.97	58,777	3,115	5.23	74,583	3,852	5.09
Other short-term borrowings	137,800	2,593	1.85	76,600	3,967	5.11	54,278	2,456	4.46
Junior subordinated debentures	58,295	4,281	7.34	48,996	3,629	7.41	31,625	2,467	7.80
Subordinated debt	40,451	1,831	4.45	—	—	—	—	—	—
Notes payable and other borrowings	23,988	940	3.85	16,338	1,025	6.19	7,905	489	6.10
Total interest bearing liabilities	2,393,119	68,413	2.85	2,093,185	87,143	4.16	1,952,492	70,830	3.62
Noninterest bearing deposits	312,943	—	—	257,090	—	—	254,609	—	—
Accrued interest and other liabilities	18,419	—	—	16,813	—	—	15,980	—	—
Stockholders’ equity	196,110	—	—	148,652	—	—	154,690	—	—
Total liabilities and stockholders’ equity	$2,920,591			$2,515,740			$2,377,771
Net interest income (tax equivalent)		$92,926			$71,887			$74,123
Net interest income (tax equivalent) to total earning assets			3.45%			3.05%			3.34%
Interest bearing liabilities to earnings assets	88.88%			88.86%			87.99%

(1) Interest income from loans is shown tax equivalent as discussed below and includes fees of $4,006,000, $3,725,000 and $3,764,000 for 2008, 2007 and 2006, respectively. Nonaccrual loans are included in the above stated average balances.

Notes: For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets. The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2008	2007	2006
Interest income (GAAP)	$157,927	$155,741	$142,029
Taxable equivalent adjustment - loans	215	194	226
Taxable equivalent adjustment - securities	3,197	3,095	2,698
Interest income (TE)	161,339	159,030	144,953
Less: interest expense (GAAP)	68,413	87,143	70,830
Net interest income (TE)	$92,926	$71,887	$74,123
Net interest and income (GAAP)	$89,514	$68,598	$71,199
Net interest income to total interest earning assets	3.32%	2.91%	3.21%
Net interest income to total interest earning assets (TE)	3.45%	3.05%	3.34%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities.  The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax-equivalent basis using a 35% rate as per the note to the analysis of averages balance table on page 15.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$(4)	$(3)	$(7)	$16	$(3)	$13
Federal funds sold	956	(1,127)	(171)	276	(1)	275
Securities:
Taxable	(1,423)	73	(1,350)	1,954	2,604	4,558
Tax-exempt	213	79	292	396	737	1,133
FRB and FHLB Stock	67	(223)	(156)	5	(66)	(61)
Loans and loans held for sale	13,657	(9,956)	3,701	5,652	2,507	8,159
TOTAL EARNING ASSETS	13,466	(11,157)	2,309	8,299	5,778	14,077

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	869	(2,515)	(1,646)	(126)	527	401
Money market accounts	2,409	(10,479)	(8,070)	3,067	2,217	5,284
Savings accounts	73	(335)	(262)	(59)	294	235
Time deposits	5,879	(12,358)	(6,479)	1,707	5,853	7,560
Securities sold under repurchase agreements	(321)	(1,233)	(1,554)	307	54	361
Federal funds purchased	(601)	(1,142)	(1,743)	(841)	104	(737)
Other short-term borrowings	(6,805)	5,431	(1,374)	1,118	393	1,511
Junior subordinated debentures	683	(31)	652	1,280	(118)	1,162
Subordinated debt	1,831	—	1,831	—	—	—
Notes payable and other borrowings	(437)	352	(85)	529	7	536
INTEREST BEARING LIABILITIES	3,580	(22,310)	(18,730)	6,982	9,331	16,313
NET INTEREST INCOME	$9,886	$11,153	$21,039	$1,317	$(3,553)	$(2,236)

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury	$1,496	$1,568	$10,018	$10,150	$10,014	$9,630
U.S. government agencies	95,290	96,355	209,799	210,551	270,439	267,167
U.S. government agency mortgage-backed	86,062	87,250	95,839	96,875	19,775	19,604
States and political subdivisions	150,313	151,593	158,862	159,758	149,843	149,642
Collateralized mortgage obligations	58,684	59,270	73,518	73,941	26,904	26,724
Collateralized debt obligations	17,834	10,267	9,507	9,532	—	—
Equity securities	99	83	52	52	130	130
	$409,778	$406,386	$557,595	$560,859	$477,105	$472,897

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

SECURITIES AVAILABLE-FOR-SALE MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2008:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$—	—	$1,568	3.79%	$—	—	$—	—	$1,568	3.79%
U.S. government agencies	11,396	3.44%	41,196	3.73%	24,448	5.54%	19,315	5.58%	96,355	4.52%
States and political subdivisions	4,405	3.59%	35,472	3.86%	68,861	4.05%	42,855	4.15%	151,593	4.02%
	15,801	3.48%	78,236	3.79%	93,309	4.44%	62,170	4.58%	249,516	4.21%
Mortgage-backed securities and collateralized mortgage obligations									146,520	5.29%
Collateralized debt obligations									10,267	4.08%
Asset-backed and equity securities									83	0.16%
	$15,801	3.48%	$78,236	3.79%	$93,309	4.44%	$62,170	4.58%	$406,386	4.59%

As of December 31, 2008, net unrealized losses of $3,392,000, offset by deferred income taxes of $1,364,000, resulted in a decrease in equity capital of $2,028,000. As of December 31, 2007, net unrealized gains of $3,264,000, offset by deferred income taxes of $1,293,000, resulted in an increase in equity capital of $1,971,000.  At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2008	2007	2006	2005	2004
Commercial and industrial	$243,272	$196,392	$174,964	$168,052	$170,535
Real estate - commercial	928,747	660,608	624,289	592,814	513,938
Real estate - construction	373,371	371,436	354,518	357,997	269,100
Real estate - residential	700,595	633,682	586,393	550,027	513,180
Installment	19,972	20,356	16,556	25,539	36,290
Overdraft	761	714	551	1,039	998
Lease Financing Receivables	4,396	7,922	6,641	8,914	5,035
Gross loans	2,271,114	1,891,110	1,763,912	1,704,382	1,509,076
Allowance for loan losses	(41,271)	(16,835)	(16,193)	(15,329)	(15,495)
Loans, net	$2,229,843	$1,874,275	$1,747,719	$1,689,053	$1,493,581

The above loan total includes net unearned and deferred loan fees and costs.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2008:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial and industrial	$123,737	$61,521	$28,230	$28,444	$1,340	$243,272
Real estate - commercial	135,017	632,473	49,100	93,941	18,216	928,747
Real estate - construction	249,889	57,420	56,098	167	9,797	373,371
Real estate - residential	61,897	196,249	42,919	44,864	354,666	700,595
Installment	10,134	6,462	3,177	199	—	19,972
Overdraft	761	—	—	—	—	761
Lease financing receivables	1,705	2,691	—	—	—	4,396
Total	$583,140	$956,816	$179,524	$167,615	$384,019	$2,271,114

The Company had no concentration of loans exceeding 10% of total loans at December 31, 2008.

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2008	2007	2006	2005	2004
Nonaccrual loans	$106,510	$5,346	$1,632	$3,845	$5,129
Loans past due 90 days or more and still accruing interest	2,119	625	583	2,752	116
Total nonperforming loans	108,629	5,971	2,215	6,597	5,245
Other real estate owned	15,212	—	48	251	—
Total nonperforming assets	$123,841	$5,971	$2,263	$6,848	$5,245

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $4,064,000, $179,000 and $199,000 was recorded during 2008, 2007, and 2006, respectively on loans in nonaccrual status at year-end. Interest income, which would have been recognized during 2008, 2007, and 2006, had these loans been on an accrual basis throughout the year, was approximately $7,714,000, $480,000, and $325,000, respectively.  There were no troubled debt restructurings for the four-year period ending December 31, 2007.  Additionally, there were no troubled debt restructurings not included in the non-accrual or nonperforming loans listed above for the period ending December 31, 2008.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2008	2007	2006	2005	2004
Average total loans (exclusive of loans held for sale)	$2,181,675	$1,825,176	$1,748,328	$1,617,557	$1,421,483

Allowance at beginning of year	16,835	16,193	15,329	15,495	18,301
Addition resulting from acquisition	3,039
Charge-offs:
Commercial and industrial	425	185	243	674	402
Real estate - commercial	6,193	51	—	—	—
Real estate - construction	1,516	—	—	—	—
Real estate - residential	522	16	73	70	18
Installment and other loans	728	817	572	305	337
Total charge-offs	9,384	1,069	888	1,049	757
Recoveries:
Commercial and industrial	202	286	151	468	688
Real estate - commercial	4	—	—	—	—
Real estate - construction	16	7	—	—	—
Real estate - residential	0	8	80	—	11
Installment and other loans	244	222	277	62	152
Total recoveries	466	523	508	530	851
Net charge-offs	8,918	546	380	519	(94)
Provision for loan losses	30,315	1,188	1,244	353	(2,900)
Allowance at end of year	$41,271	$16,835	$16,193	$15,329	$15,495

Net charge-offs to average loans	0.41%	0.03%	0.02%	0.03%	-0.01%
Allowance at year end to average loans	1.89%	0.92%	0.93%	0.95%	1.09%

The provision for loan losses is based upon management’s estimate of losses inherent in the portfolio and its evaluation of the adequacy of the allowance for loan losses.  Factors which influence management’s judgment in estimating loan losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, and other factors that, in management’s judgment, deserve evaluation in estimating loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2008		2007		2006		2005		2004
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and industrial	$2,912	10.7%	$2,577	10.4%	$2,252	9.9%	$3,332	9.9%	$5,221	11.3%
Real estate - commercial	13,741	40.9%	5,947	34.9%	7,403	35.4%	1,379	34.8%	1,349	34.1%
Real estate - construction	20,546	16.5%	5,403	19.7%	3,816	20.1%	8,059	21.0%	6,144	17.8%
Real estate - residential	2,365	30.8%	358	33.5%	751	33.2%	332	32.3%	700	34.0%
Installment	557	0.9%	1,067	1.1%	506	1.0%	738	1.5%	400	2.5%
Overdraft	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	50	0.2%	—	0.4%	—	0.4%	—	0.5%	—	0.3%
Unallocated	1,100	—	1,483	—	1,465	—	1,489	—	1,681	—
Total	$41,271	100.0%	$16,835	100.0%	$16,193	100.0%	$15,329	100.0%	$15,495	100.0%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,246,296	$—	$—	$—	$1,246,296
Certificates of deposit	882,087	199,212	59,298	235	1,140,832
Securities sold under repurchase agreements	46,345	—	—	—	46,345
Federal Funds purchased	28,900	—	—	—	28,900
Other short-term borrowings	169,383	—	—	—	169,383
Junior subordinated debentures	—	—	—	58,378	58,378
Subordinated debt	—	—	—	45,000	45,000
Notes payable and other borrowings	—	22,684	—	500	23,184
Purchase obligations	1,218	620	99	—	1,937
Operating leases	363	386	190	227	1,166
Nonqualified voluntary deferred compensation plan	156	645	349	492	1,642
Total	$2,374,748	$223,547	$59,936	$104,832	$2,763,063

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2008:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$67,779	$21,698	$25,234	$4,296	$119,007
Revolving open end residential	4,169	9,256	40,326	109,272	163,023
Other	141,952	11,678	517	1,861	156,008
Financial standby letters of credit	15,453	6,031	—	—	21,484
Performance standby letters of credit	26,954	1,328	—	—	28,282
Commercial letters of credit	2,647	10,494	—	—	13,141
Total	$258,954	$60,485	$66,077	$115,429	$500,945

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

DEPOSITS

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2008:

3 months or less	$88,080
Over 3 months through 6 months	117,629
Over 6 months through 12 months	137,271
Over 12 months	101,612
$444,592

SELECTED RATIOS

The following table presents selected financial ratios as of December 31, for the years indicated:

	2008	2007	2006
Return on average total assets	0.40%	0.95%	0.99%
Return on average equity	6.03%	16.13%	15.29%
Average equity to average assets	6.71%	5.91%	6.51%
Dividend payout ratio	72.41%	30.73%	31.07%

SHORT-TERM BORROWINGS

The following table presents categories of short-term borrowings having average balances during the year greater than 30% of stockholders’ equity of the Company at the end of the year.  The information presented is as of or for the year ended December 31, for the years indicated:

	2008	2007	2006
Federal funds purchased
Average daily balance during the year	$45,420	$58,777	$74,583
Average interest rate during the year	2.97%	5.23%	5.09%
Maximum month-end balance during the year	$119,260	$165,100	$155,000
Balance at year-end	$28,900	$165,100	$54,000
Weighted average interest rate at year-end	0.60%	4.09%	5.45%
FHLB advances
Average daily balance during the year	$136,598	$76,329	$53,808
Average interest rate during the year	1.93%	5.13%	5.25%
Maximum month-end balance during the year	$219,036	$80,000	$90,000
Balance at year-end	$167,018	$80,000	$70,000
Weighted average interest rate at year-end	0.40%	4.21%	5.38%
Securities sold under repurchase agreements
Average daily balance during the year	$45,183	$53,323	N/A
Average interest rate during the year	1.85%	4.48%	N/A
Maximum month-end balance during the year	$60,014	$58,509	N/A
Balance at year-end	$46,345	$53,222	N/A
Weighted average interest rate at year-end	0.95%	4.03%	N/A

Item 1.A.   Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States has been in a recession since December 2007.  Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.  Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.

As a result of this economic downturn, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, including construction loans, which involve risks specific to real estate values and the real estate and mortgage markets in general, all of which have been experiencing significant weakness.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we are located in areas that have seen rapid growth over the past several years, real estate lending (including commercial, construction and residential) is a significant portion of our loan portfolio, with these three categories constituting $2.0 billion, or approximately 88.3% of our total loan portfolio, as of December 31, 2008.  Specifically, as of December 31, 2008, commercial real estate loans comprised approximately 40.9% of our total loan portfolio, real estate construction loans comprised approximately 16.5% and residential real estate loans comprised approximately 30.8%.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.  Additionally, if the loans are not repaid according to their terms, we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.  First, as noted above, approximately 16.5% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers.  A decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.  Second, the current market environment has led to a slowdown in the demand for residential real estate loans, which constitute a significant part of our overall portfolio.  A slowdown in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

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

Our primary market area is Aurora, Illinois, and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook Counties in Illinois, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas.  We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois and surrounding communities. Based on 2007 estimates, these counties together represent a market of more than 2.4 million people.  The 2008 addition of southwestern Cook County office adds a market presence in a county which in total is estimated to contain 5.3 million people. The most recent 2007 census of the city of Aurora estimated a population of over 170,000 residents. The Bank offers banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, Geneva, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, DeKalb, Ottawa, Oswego, Shorewood, Sycamore, New Lenox, Mokena, Frankfort, and Chicago Heights communities and surrounding areas.  The Bank also offers complete trust investment management and other fiduciary services and, through a registered broker/dealer and member of NASD and SIPC, provides stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

Although the communities that we serve have been growing rapidly in recent years and we anticipate continuing to concentrate our business efforts in the communities we currently serve and the immediately surrounding communities, our continued success is largely dependent upon the continued growth of these communities and the economic health of these communities. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets. A decline in the growth of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities could affect our ability to generate new loans or to receive repayments of existing loans, adversely affecting our financial condition.

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

Commercial and industrial loans were $244.0 million, or approximately 10.7% of our total loan portfolio, as of December 31, 2008.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, equipment and real estate. Credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

We establish our allowance for loan losses in consultation with management of our Bank and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2008, our allowance for loan losses as a percentage of total loans was 1.82% and as a percentage of total non-performing loans was approximately 38.0%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

The widespread effect of falling housing prices on financial markets could adversely affect the Company’s profitability, liquidity, and financial condition.

In addition to the risks faced in our real estate lending portfolio, turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company.  The Company relies on its investment portfolio as a source of net interest income and as a means to manage its funding and liquidity needs.  If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, the Company’s net interest income, cash flows, and capital will be reduced.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We recently received capital as part of the Treasury’s Capital Purchase Program.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, Treasury, the FDIC, the OCC and the DFPR.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations.  These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.  The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

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

As of December 31, 2008, we had $32.6 million of junior subordinated debentures that are held by Old Second Capital Trust I and $25.8 million of junior subordinated debentures that are held by Old Second Capital Trust II, which are business trusts that we control.  Beginning in 2008, interest payments on the debentures totaled $4.2 million per year, which must be paid before we pay dividends on our capital stock, including our Common Stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our common stock.

Additionally, in January of 2009 we issued 73,000 shares of preferred stock to Treasury as part of the Capital Purchase Program.  Pursuant to the terms of the investment we cannot increase our dividends paid on common stock for three years or until the preferred stock has been redeemed.  Additionally, we cannot pay dividends on our common stock if we have not paid distributions on the preferred shares.

Our strategy to minimize Illinois state taxes on our loan and investment portfolio may be subject to challenge, which may result in a higher consolidated effective tax rate.

Since 2006, our Illinois franchise income tax has been reduced by our use of a Nevada-domiciled subsidiary and a subsidiary structured to qualify as a real estate investment trust, or REIT, to hold certain commercial real estate loans, residential real estate loans and other loans, as well as mortgage-backed investment securities.  The Nevada-domiciled subsidiary owns 100% of the common units and 82% of the Series A units in the REIT.  The REIT, because of its status as such, is not subject to federal or state-income tax.  Nevada has no state or local income tax, so the dividends it receives from the REIT are not taxed at the state level.  We take the position that none of the dividends received by the Nevada-domiciled subsidiary from the REIT prior to 2009 is subject to Illinois state income tax under current law, and we have not been challenged on such position.   The Illinois legislature, however, recently enacted a law that is contrary to our position, and such law became effective January 1, 2009.  Thus, beginning in our 2009 fiscal year, we will no longer be able to minimize our Illinois state taxes through the use of the REIT and the Nevada-domiciled subsidiary.  The Illinois Department of Revenue recently has indicated that, even though the new law was not effective until January 1, 2009, it may attempt to apply the new law retroactively.  If the Illinois Department of Revenue were to successfully challenge our prior state income tax returns, we could owe additional taxes, interest, and penalties for such year, which could result in us taking a special charge to our earnings in the amount of any such assessment.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s corporate headquarters and the main office of Old Second National Bank are located at 37 South River Street, Aurora, Illinois.  Old Second Bank has full-service branches located in Illinois at: 1991 West Wilson Street, Batavia; 4080 Fox Valley Center Drive, Aurora; 555 Redwood Drive, Aurora; 1200 Douglas Road, Oswego; 200 West John Street, North Aurora; 1350 North Farnsworth Avenue, Aurora; Route 47 at Cross Street, Sugar Grove; 3101 Ogden Avenue, Lisle; 23 South Fourth Street, Geneva; 801 South Kirk Road, St. Charles; 1230 North Orchard Road, Aurora; 1078 East Wilson Street, Batavia; 850 Essington, Joliet; 1015 Brook Forest Drive, Shorewood; 1000 South McLean Blvd, Elgin: Route 20 at Nessler Road, Elgin: 102 East Van Emmon Street, Yorkville; 26 West Countryside Parkway, Yorkville; 6800 West Route 34, Plano; 323 East Norris Drive, Ottawa; 4041 Veteran’s Road, Ottawa; 7050 Burroughs Road, Plano; 749 North Main Street, Elburn; 40W422 Route 64, Wasco: 194 South Main Street, Burlington: 1100 South County Line Road, Maple Park; 2 S 101 Harter Road, Kaneville: 1810 DeKalb Avenue, Sycamore: 195 West Joe Orr Road, Chicago Heights: 20201 South La Grange Road, Frankfort: 20005 Wolf Road, Mokena: 951 East Lincoln Highway, New Lenox: 2141 Calistoga Drive, New Lenox: and a mobile depository branch at 3633 Breakers Drive, Olympia Fields.  The Bank has trust offices at 37 South River Street in Aurora.  The Bank has a commercial loan office at 1964 Springbrook Square, in Naperville.

Each full-service bank branch has an onsite 24 hour Automatic Teller Machines (“ATMs”).  The Bank also has 50 offsite ATMs.

The Company or its subsidiaries own the land and buildings for all of the locations listed above except the following; 23 South Fourth Street, Geneva, 1015 Brookforest Road, Shorewood, 1000 South McLean Blvd, Elgin, and 2S101 Harter Road, Kaneville, which are leased offices.  The offices at 6800 West Route 34 in Plano and 4041 Veteran’s Road in Ottawa are leased spaces in Wal-Mart stores and the offices at 20005 Wolf Rd. in Mokena and 2141 Calistoga Dr. in New Lenox which were acquired in the February 2008 merger with Heritage, are located inside leased spaces in Berkots grocery stores.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank - Yorkville, a wholly owned subsidiary of the Company, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois and oral argument took place in January of 2008.  On February 27, 2009, the Appellate Court issued a split decision reversing the trial court ruling against West American. The Company is currently in the process of seeking a review from the Illinois Supreme Court of the Appellate Court’s decision.  As a result, the Company has not recorded any amount of the original judgment.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on page 15 and 51 of the 2008 Annual Report (attached hereto as Exhibit 13) under the caption “Capital” and “Corporate Information.”  As of February 16, 2009 there were 1,080 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on page 51 of the 2008 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note S: Capital”.

The Company paid dividends as set forth in the table incorporated by reference above. The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor, the Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $58.4 million in junior subordinated debentures to Old Second Capital Trust I and Old Second Capital Trust II in connection with its trust preferred offerings.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.  In February 2008, the Company entered into a subordinated debenture purchase agreement which has terms under which the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  In addition, as a result of the Company’s participation in the TARP Capital Purchase Program, the Company may not increase the quarterly dividends it pays on the Company’s common stock above $0.16 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the preferred stock.  As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends. The Company’s policy has been to pay dividends on a quarterly basis, the amount of which is determined by the Board of Directors considering the Company’s capital needs and other plans at the time.  However, the declaration of future dividends is in the sole discretion of the Board [and the Board intends to closely examine whether the Company will continue to pay dividends at historical levels]. There is no assurance as to future dividends because they are dependent upon earnings, general economic conditions, the financial condition of the Company and the Bank and other factors as may be appropriate in the Board’s determination of dividend policy, including but not limited to, restrictions arising from federal and state banking laws and regulations to which the Company and the Bank are subject.

Item 6.  Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2008 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 6 — 19 of the 2008 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 17 and 18 of the 2008 Annual Report (attached hereto as Exhibit 13) under the caption “Interest rate risk.”

Item 8.  Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2008 Annual Report (attached hereto as Exhibit 13):

Annual Report
Page No.

Consolidated Balance Sheets	21
Consolidated Statements of Income	22
Consolidated Statements of Cash Flows	23
Consolidated Statements of Changes in Stockholders’ Equity	25
Notes to Consolidated Financial Statements	26-59
Independent Registered Public Accounting Firm’s Report	60

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or a reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria specified.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

We have audited Old Second Bancorp, Inc. (a Delaware corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of a company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Old Second Bancorp, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 15, 2009, expressed an unqualified opinion on those financial statements.

Chicago, Illinois
March 15, 2009

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year

Became Executive Officer

of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 58; 1992	President and CEO of the Company

J. Douglas Cheatham	Chief Financial Officer of the Company
Age 52; 1999	Executive Vice President

James L. Eccher	President and Chief Executive Officer of Old Second National Bank
Age 43; 2005

Rodney L. Sloan	Executive Vice President and Chief Risk Officer
Age 49; 2007	Senior Lending Officer of Old Second National Bank

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2008.

Item 11. Executive Compensation

The Company incorporates by reference the information contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Election of Directors,” and under the caption “Executive Compensation.”  The sections in the Proxy Statement marked “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2008 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,333,332	$24.03	664,277
Equity compensation plans not approved by security holders	—	—	—
Total	1,333,332	$24.03	664,277

Security holders approved 100,000 shares in 1994, 250,000 shares in 2002 and 575,000 in 2008 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Transactions with Management.”

Item 14. Principal Accountant Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Independent Registered Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2008 Annual Report (attached hereto as Exhibit 13).

Annual Report
Page No.
Consolidated Balance Sheets	21
Consolidated Statements of Income	22
Consolidated Statements of Cash Flows	23
Consolidated Statements of Changes in Stockholders’ Equity	25
Notes to Consolidated Financial Statements	26-59
Report of Independent Registered Public Accounting Firm	60

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

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10 - Q filed on November 9, 2006 and incorporated herein by reference)

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference)

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003 and incorporated herein by reference)

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008 and incorporated herein by reference)

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference)

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference)

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference)

10.9	Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc.

10.10	Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc.

10.11

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as an exhibit to the Company’s Form 8-K filed on January 16, 2009 and incorporated here in by reference)

13.1	The Company’s 2008 Annual Report to Stockholders (filed herewith)

21.1	A list of all subsidiaries of the Company (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

DATE: March 16, 2009

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 16, 2009
William B. Skoglund

	President and Chief Executive Officer	March 16, 2009
/s/ James Eccher	Old Second Bank
James Eccher
Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 16, 2009
J. Douglas Cheatham

/s/ Edward Bonifas	Director	March 16, 2009
Edward Bonifas

/s/ Marvin Fagel	Director	March 16, 2009
Marvin Fagel

/s/ Barry Finn	Director	March 16, 2009
Barry Finn

/s/ William Kane	Director	March 16, 2009
William Kane

/s/ Mary Krasner	Director	March 16, 2009
Mary Krasner

/s/ John Ladowicz	Director	March 16, 2009
John Ladowicz

/s/ Kenneth Lindgren	Director	March 16, 2009
Kenneth Lindgren

/s/ William Meyer	Director	March 16, 2009
William Meyer

/s/ D. Chet McKee	Director	March 16, 2009
D. Chet McKee

/s/ Gerald Palmer	Director	March 16, 2009
Gerald Palmer

/s/ James Carl Schmitz	Director	March 16, 2009
James Carl Schmitz

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.

2.1	Agreement and Plan of Merger between Old Second Bancorp, Inc., Old Second Acquisition Inc., and Heritage Banc, Inc. dated November 5, 2007 (incorporated herein by reference to Exhibit 2.1 Of the Form 8-K filed by Old Second Bancorp, Inc. on November 6, 2007)	—

3.1	Articles of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)	—

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)	—

4.1	Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002, incorporated herein by reference to Exhibit 99.1 of the form 8-K filed by Old Second Bancorp, Inc., September 20, 2002	—

10.1	Form of Compensation and Benefits Assurance Agreements for Mr. Skoglund and Mr. Cheatham (filed as an exhibit to the Company’s 10 - Q filed on November 9, 2006	—

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000)	—

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s Form S-3 filed on May 20, 2003)	—

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008)	—

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)	—

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005)	—

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005)	—

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005)	—

10.9	Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc.	—

10.10	Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc.	—

10.11	Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as an exhibit to the Company’s Form 8-K filed on January 16, 2009 and incorporated here in by reference)	—

13.1	The Company’s 2008 Annual Report to Stockholders	41

21.1	A list of all subsidiaries of the Company	105

23.1	Consent of Grant Thornton LLP	106

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	107

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	108

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	109

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	110

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2008, non-employee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Non-employee directors of Old Second National Bank received a $13,000 annual retainer and directors that also serve as committee chair of the Audit, Compensation, or Governance committees receive $18,000 annual retainer.  Additionally, prior to the July 1, 2007 statutory merger, non-employee directors of Old Second Bank-Yorkville received $500 for directors and $250 for directors emeriti per meeting, Old Second Bank-Kane County received $500 for directors and $300 for directors emeriti per meeting.

Non-employee directors of Old Second National Bank are also eligible to receive options pursuant to the Old Second Bancorp, Inc. 2008 Long Term Incentive Plan.  The Company also maintains the Old Second Bancorp Directors Fee Deferral Plan, under which directors are permitted to defer receipt of their directors’ fees.  The plan is unqualified and the directors have no interest in the trust.  The deferred fees and any earnings thereon are unsecured obligations of Old Second National Bank.