Form 10-Q
period 2009-03-31
OLD SECOND BANCORP INC
filed 2009-05-11
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act).  (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 6, 2009, the Registrant had outstanding 13,824,561 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$36,840	$66,099
Interest bearing deposits with financial institutions	293	809
Federal funds sold	3,764	5,497
Short-term securities available-for-sale	2,176	809
Cash and cash equivalents	43,073	73,214
Securities available-for-sale	359,590	405,577
Federal Home Loan Bank and Federal Reserve Bank stock	13,044	13,044
Loans held-for-sale	15,584	23,292
Loans	2,252,424	2,271,114
Less: allowance for loan losses	46,288	41,271
Net loans	2,206,136	2,229,843
Premises and equipment, net	61,459	62,522
Other real estate owned	18,951	15,212
Mortgage servicing rights, net	1,325	1,374
Goodwill	57,579	59,040
Core deposit and other intangible assets, net	7,529	7,821
Bank-owned life insurance (BOLI)	48,881	48,754
Accrued interest and other assets	68,706	44,912
Total assets	$2,901,857	$2,984,605

Liabilities
Deposits:
Non-interest bearing demand	$321,182	$318,092
Interest bearing:
Savings, NOW, and money market	902,439	928,204
Time	1,214,869	1,140,832
Total deposits	2,438,490	2,387,128
Securities sold under repurchase agreements	34,814	46,345
Federal funds purchased	28,100	28,900
Other short-term borrowings	10,973	169,383
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	23,184
Accrued interest and other liabilities	20,561	33,191
Total liabilities	2,636,816	2,791,509

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at March 31, 2009; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at March 31, 2009, $1,000.00 liquidation value)	68,448	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 18,373,008 at March 31, 2009 and 18,304,331 at December 31, 2008; outstanding 13,824,561 at March 31, 2009 and 13,755,884 at December 31, 2008	18,373	18,304
Additional paid-in capital	63,677	58,683
Retained earnings	212,658	213,031
Accumulated other comprehensive (loss)	(3,316)	(2,123)
Treasury stock, at cost, 4,548,447 shares at March 31, 2009 and December 31, 2008	(94,799)	(94,799)
Total stockholders’ equity	265,041	193,096
Total liabilities and stockholders’ equity	$2,901,857	$2,984,605

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$30,114	$34,305
Loans held-for-sale	312	224
Securities:
Taxable	3,796	4,729
Tax-exempt	1,431	1,484
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	56	17
Federal funds sold	2	29
Interest bearing deposits with financial institutions	2	4
Total interest and dividend income	35,713	40,792
Interest expense
Savings, NOW, and money market deposits	1,846	4,810
Time deposits	9,701	12,324
Securities sold under repurchase agreements	98	336
Federal funds purchased	42	970
Other short-term borrowings	147	789
Junior subordinated debentures	1,072	1,065
Subordinated debt	490	315
Notes payable and other borrowings	111	243
Total interest expense	13,507	20,852
Net interest and dividend income	22,206	19,940
Provision for loan losses	9,425	900
Net interest and dividend income after provision for loan losses	12,781	19,040
Non-interest income
Trust income	1,889	2,182
Service charges on deposits	2,112	2,055
Secondary mortgage fees	409	283
Mortgage servicing income	137	152
Net gain on sales of mortgage loans	2,486	1,945
Securities (losses) gains, net	(77)	308
Increase in cash surrender value of bank-owned life insurance	127	287
Debit card interchange income	576	551
Other income	1,557	1,097
Total non-interest income	9,216	8,860
Non-interest expense
Salaries and employee benefits	10,885	11,623
Occupancy expense, net	1,515	1,438
Furniture and equipment expense	1,740	1,786
FDIC insurance	817	302
Amortization of core deposit and other intangible assets	292	200
Advertising expense	432	372
Other expense	5,648	4,440
Total non-interest expense	21,329	20,161
Income before income taxes	668	7,739
(Benefit) provision for income taxes	(316)	2,175
Net income	984	5,564
Preferred stock dividends	801	—
Net income available to common shareholders	$183	$5,564

Share and per share information:
Ending number of shares	13,824,561	13,740,186
Average number of shares	13,791,789	13,086,940
Diluted average number of shares	13,857,941	13,233,259
Basic earnings per share	$0.01	$0.43
Diluted earnings per share	0.01	0.42
Dividends paid per share	0.04	0.15

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$984	$5,564
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,229	1,109
Amortization of leasehold improvement	33	41
Amortization and recovery of mortgage servicing rights, net	241	410
Provision for loan losses	9,425	900
Provision for deferred tax expense	1,461	—
Originations of loans held-for-sale	(133,095)	(105,509)
Proceeds from sales of loans held-for-sale	143,097	113,386
Gain on sales of mortgage loans	(2,486)	(1,945)
Change in current income taxes payable	(1,781)	3,675
Increase in cash surrender value of bank-owned life insurance	(127)	(287)
Change in accrued interest receivable and other assets	(19,874)	7,514
Change in accrued interest payable and other liabilities	(12,265)	(3,375)
Net premium amortization on securities	233	153
Securities losses (gains) , net	77	(308)
Amortization of core deposit and other intangible assets	292	200
Stock based compensation	249	253
Loss on sale of other real estate owned	52	—
Write-down of other real estate owned	290	—
Net cash (used in) provided by operating activities	(11,965)	21,781
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	75,815	100,243
Proceeds from sales of securities available-for-sale	108,345	3,581
Purchases of securities available-for-sale	(140,633)	(40,193)
Net change in loans	10,369	(2,582)
Investment in other real estate owned	(1,173)	—
Proceeds from sales of other real estate owned	799	—
Cash paid for acquisition, net of cash and cash equivalents retained	—	(38,504)
Net purchases of premises and equipment	(199)	(1,085)
Net cash provided by investing activities	53,323	21,460
Cash flows from financing activities
Net change in deposits	51,362	11,341
Net change in securities sold under repurchase agreements	(11,531)	(14,303)
Net change in federal funds purchased	(800)	(94,200)
Net change in other short-term borrowings	(163,544)	18,590
Proceeds from the issuance of preferred stock	68,245	—
Proceeds from the issuance of common stock warrants	4,755	—
Proceeds from the issuance of subordinated debt	—	45,000
Proceeds from junior subordinated debentures	—	979
Proceeds from notes payable and other borrowings	2,240	2,683
Repayment of note payable	(19,790)	(3,000)
Proceeds from exercise of stock options	55	—
Tax benefit from dividend equivalent payment	4	—
Dividends paid	(2,495)	(1,815)
Net cash (used in) financing activities	(71,499)	(34,725)
Net change in cash and cash equivalents	(30,141)	8,516
Cash and cash equivalents at beginning of period	73,214	64,739
Cash and cash equivalents at end of period	$43,073	$73,255

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
Supplemental cash flow information	2009	2008
Income taxes paid	$—	$762
Interest paid for deposits	11,491	16,188
Interest paid for borrowings	2,003	3,749
Non-cash transfer of loans to other real estate	3,707	—
Non-cash transfer of notes payable to other short-term borrowings	5,134	—
Change in dividends declared not paid	(1,341)	235
Non-cash transfer related to deferred taxes on goodwill	1,461	—

2008 Acquisition of HeritageBanc, Inc.
Non-cash assets acquired:
Securities available-for-sale		$43,971
Federal Home Loan Bank and Federal Reserve Bank stock		1,470
Loans, net		283,552
Premises and equipment		11,567
Goodwill		56,948
Core deposit and other intangible asset		8,917
Other assets		1,404
Total non-cash assets acquired		$407,829

Liabilities assumed:
Deposits		294,651
Federal funds purchased		17,100
Advances from the Federal Home Loan Bank		9,331
Other liabilities		5,243
Total liabilities assumed		326,325
Net non-cash assets acquired		$81,504

Cash and cash equivalents acquired		$5,718

Stock issuance in lieu of cash paid in acquisition		$43,000

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2007	$16,695	$—	$16,114	$209,867	$1,971	$(94,758)	$149,889
Comprehensive income:
Net income				5,564			5,564
Change in net unrealized gain on securities available for sale net of $1,374 tax effect					2,115		2,115
Total comprehensive income							7,679
Dividends declared, $.15 per share				(2,050)			(2,050)
Purchase of Heritage	1,564		41,436				43,000
Change in restricted stock	27		(27)				—
Stock based compensation			253				253
Balance, March 31, 2008	$18,286	$—	$57,776	$213,381	$4,086	$(94,758)	$198,771

Balance, December 31, 2008	$18,304	$—	$58,683	$213,031	$(2,123)	$(94,799)	$193,096
Comprehensive income:
Net income				984			984
Change in net unrealized gain on securities available for sale net of $862 tax effect					(1,193)		(1,193)
Total comprehensive income							(209)
Dividends Declared, $.04 per share				(556)			(556)
Change in restricted stock	63		(63)				—
Stock options exercised	6		49				55
Tax effect of dividend equivalent payments			4				4
Stock based compensation			249				249
Preferred dividends declared (5% per preferred share)		203		(801)			(598)
Issuance of preferred stock		68,245					68,245
Issuance of stock warrants			4,755				4,755
Balance, March 31, 2009	$18,373	$68,448	$63,677	$212,658	$(3,316)	$(94,799)	$265,041

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2008.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note A to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

In December 2007, the Federal Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“FAS No. 141(R)”), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  FAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  In April 2009, the FASB issued Staff Position (“FSP”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP amends the guidance in FAS No. 141(R) and is effective for fiscal years beginning on or after December 15, 2008.  The provisions of FAS No. 141(R) and FSP 141(R)-1 will only impact the Company if we are party to a business combination closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51  (“FAS No. 160”), which requires that a noncontrolling interest in a subsidiary  be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The impact of adoption was not material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“FAS No. 161”).  FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted the provisions of FAS No. 161 on January 1, 2009 and the impact on our financial statements is outlined in Note 16.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Management does not believe that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and have been included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 became effective on January 1, 2009.  All previously reported earnings per share data shall be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1.  The provisions of FSP EITF 03-6-1 did not have a material impact upon the Company’s EPS calculations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP 107-1 and Accounting Principles Bulletin (“APB”) 28-1 will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP FAS 157-4 and FSP FAS 115-2, FAS 124-2.  The Company will not adopt the provisions of FSP FAS 107-1 and APB 28-1 until the second quarter of 2009.  Management is currently assessing the potential disclosure impact of FSP FAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS 115-2, FAS124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary-Impairment.  The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP FAS 115-2, FAS124-2 and EITF 99-20-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  FAS 115-2, FAS 124-2 and EITF 99-20-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP FAS 157-4.  The Company will not adopt the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 until the second quarter of 2009.  Although management is assessing the potential impact of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, we do not expect it to have a material impact on the Company’s financial condition or results of operations.

FASB Clarifies Application of Fair Value Accounting: In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity adopting this FSP early must also adopt FSP FAS 115-2, FAS 124-2 and EITF 99-20-2.  We will not adopt the provisions of FSP FAS 157-4 until April 1, 2009.  Although we are assessing the potential impact of FSP FAS 157-4, we do not expect it to have a material impact on our financial condition or results of operations.

Note 2 – Business Combination

Old Second Acquisition, Inc., was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of the Company, and HeritageBanc, Inc. (“Heritage”), located in Chicago Heights.  The parties consummated the merger on February 8, 2008, at which time, Old Second Acquisition, Inc. was merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank (the “Bank”).  After the completion of the merger transaction, Heritage was dissolved and is no longer an existing subsidiary.  The purchase price was paid through a combination of cash and approximately 1.6 million shares of the Company’s common stock totaling $86.0 million excluding transaction costs.  The final accounting for the transaction generated $55.4 million in goodwill and $8.9 million in intangible assets subject to amortization.

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

Purchase Price of Heritage (in thousands):

Market value (market value per share of $27.50) of the Company’s common stock issued	$43,000
Cash paid	43,000
Transaction costs	1,557
Total purchase price	$87,557

Allocation of the purchase price

Historical net assets of Heritage as of February 8, 2008	$24,390
Fair market value adjustments as of February 8, 2008
Real estate	529
Equipment	(134)
Artwork	(30)
Loans	(122)
Goodwill	55,449
Core deposit intangible and other intangible assets	8,917
Time deposits	(1,111)
FHLB advances	(331)
Total purchase price	$87,557

The purchase accounting for the transaction is considered preliminary for up to one year from the acquisition date, and can be subject to subsequent adjustments as initial estimates are finalized.  Under purchase accounting rules, goodwill may fluctuate based on receipt of finalized merger expense amounts as compared to prior estimates.  The Company decreased the goodwill attributable to the Heritage transaction by $1.5 million in the first quarter of 2009 along with an offsetting decrease to deferred tax liabilities.

The following is the unaudited pro forma consolidated results of operations of the Company as though Heritage had been acquired as of the beginning of the periods indicated.

Three Months Ended March 31,
2008
Net interest income after provision	$20,254
Noninterest income	9,078
Noninterest expense	25,781
Income before income taxes	3,551
Income taxes	2,179
Net income	$1,372

Per common share information
Earnings	$0.10
Diluted earnings	$0.10

Average common shares issued and outstanding	13,740,186
Average diluted common shares outstanding	13,886,505

Included in the pro forma results of operations for the nine months ended March 31, 2008 was one-time pretax merger costs of $3.9 million.

Note 3 – Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2009:
U.S. Treasury	$1,497	$58	$—	$1,555
U.S. government agencies	66,347	1,097	(5)	67,439
U.S. government agency mortgage-backed	79,663	2,363	(37)	81,989
States and political subdivisions	148,480	3,476	(1,583)	150,373
Collateralized mortgage obligations	53,405	1,381	(104)	54,682
Collateralized debt obligations	17,817	—	(12,168)	5,649
Equity securities	99	—	(20)	79
	$367,308	$8,375	$(13,917)	$361,766
December 31, 2008:
U.S. Treasury	$1,496	$72	$—	$1,568
U.S. government agencies	95,290	1,178	(113)	96,355
U.S. government agency mortgage-backed	86,062	1,396	(208)	87,250
States and political subdivisions	150,313	2,939	(1,659)	151,593
Collateralized mortgage obligations	58,684	711	(125)	59,270
Collateralized debt obligations	17,834	—	(7,567)	10,267
Equity securities	99	—	(16)	83
	$409,778	$6,296	$(9,688)	$406,386

Recognition of other-than-temporary impairment was not necessary in the quarter ended March 31, 2009 or the year ended December 31, 2008.  The changes in fair values related to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration although the amount of deferrals and defaults in the pooled collateralized debt obligation did increased somewhat from December 31, 2008.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations, which also impacted market pricing for the periods presented.  The Company has the ability and intent to hold all securities until recovery.

Below is additional information as it relates to the collateralized debt obligations, Trapeza 2007-13A, which is a pooled security.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
March 31, 2009
Class A1	$9,424	$2,988	$(6,436)	BB+	63	$51,500	6.9%	$329,522	43.9%
Class A2A	8,393	2,661	(5,732)	BB-	63	51,500	6.9%	232,522	31.0%
	$17,817	$5,649	$(12,168)

December 31, 2008
Class A1	$9,478	$4,657	$(4,821)	AAA	63	$37,500	5.0%	$340,917	45.5%
Class A2A	8,356	5,610	(2,746)	AAA	63	37,500	5.0%	243,917	32.5%
	$17,834	$10,267	$(7,567)

(1) Moody’s credit rating for both classes was Aaa at  March 31, 2009 and December 31, 2008.

                In addition to other equity securities, which are recorded at estimated market value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a function of membership, the value of the stock in each of those entities was recorded at par value in the amounts of $3.8 million and $9.3 million, respectively, for the quarter ended March 31, 2009, and the year ended December 31, 2008.  The latter bank is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on that common stock.  The Bank continues to utlilize the various products and services of the FHLBC and management considers this stock to be a long-term investment and will continue to assess the recoverability of the value of this stock in accordance with accounting guidance.

Note 4 – Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2009	2008
Commercial and industrial	$217,166	$244,019
Real estate - commercial	933,692	929,576
Real estate - construction	370,523	373,704
Real estate - residential	710,587	701,221
Installment	18,426	19,116
Overdraft	502	761
Lease financing receivables	3,355	4,396
	2,254,251	2,272,793
Net deferred loan fees and costs	(1,827)	(1,679)
	$2,252,424	$2,271,114

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses as of March 31 are summarized as follows:

	2009	2008
Balance at beginning of period	$41,271	$16,835
Addition resulting from acquisition		3,039
Provision for loan losses	9,425	900
Loans charged-off	(4,527)	(707)
Recoveries	119	80
Balance at end of period	$46,288	$20,147

Note 6 – Goodwill and Intangibles

The Company initially added $56.9 million in goodwill and $8.9 million in core deposit and other intangible assets as a result of the February 2008 acquisition of Heritage.  Goodwill is considered preliminary for up to one year from the acquisition date however, and the Company decreased the goodwill attributable to the Heritage transaction by $1.5 million in the first quarter of 2009 along with an offsetting decrease to deferred taxes.  Management performed its annual review of goodwill at September 30, 2008 and has updated that review each quarter as the stock prices in the financial services sector generally remained out of favor.  Management also performed an annual review of the core deposit and other intangible assets as of February 2009.  Based upon these reviews, management determined there was no impairment of goodwill or other intangible assets as of March 31, 2009.  No assurance can be given that future impairment tests will not result in a charge to earnings.  At March 31, 2009, the expected amortization of intangible assets is $1.2 million for the year ending December 31, 2009, $1.1 million for the year ending December 31, 2010, $847,000 for the year ending December 31, 2011, $780,000 for the year ending December 31, 2012 and $732,000 for the year ending December 31, 2013.  On February 8, 2008, the weighted average amortization period of core deposit and other intangibles assets, net was 4.79 years.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first three months ended March 31, 2009, and the year ended December 31, 2008.  (in thousands):

	Three Months Ended		Year Ended
	March 31, 2009		December 31, 2008
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$59,040	$7,821	$2,130	$—
Addition resulting from acquisition			56,910	8,917
Amortization / adjustments	(1,461)	(292)	—	(1,096)
Balance at end of period	$57,579	$7,529	$59,040	$7,821

Note 7 – Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of March 31, summarized as follows:

	2009	2008
Balance at beginning of period	$1,973	$2,569
Additions	192	36
Amortization	(250)	(266)
Balance at end of period	1,915	2,339

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(599)	(87)
Provisions for impairment	(254)	(475)
Recovery credited to expense	263	331
Balance at end of period	(590)	(231)
Net balance	$1,325	$2,108

Note 8 – Deposits

Major classifications of deposits as of March 31, 2009 and December 31, 2008, were as follows:

	2009	2008
Non-interest bearing demand	$321,182	$318,092
Savings	136,871	109,991
NOW accounts	280,557	274,888
Money market accounts	485,011	543,325
Certificates of deposit of less than $100,000	781,975	696,240
Certificates of deposit of $100,000 or more	432,894	444,592
	$2,438,490	$2,387,128

Note 9 – Borrowings

The following table is a summary of borrowings as of March 31, 2009 and December 31, 2008:

	2009	2008
Securities sold under repurchase agreements	$34,814	$46,345
Federal funds purchased	28,100	28,900
FHLB advances	7,113	167,018
Treasury tax and loan	3,860	2,365
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	23,184
	$177,765	$371,190

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they are secured by mortgage-backed securities with a carrying amount of $45.2 and $48.5 million at March 31, 2009 and December 31, 2008, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these notes were collateralized by FHLBC stock of $9.3 million and loans totaling $330.3 million at March 31, 2009.  FHLBC stock of $9.3 million and loans totaling $318.4 million were pledged as of December 31, 2008.  The Company has also established borrowing capacity at the FRB that was not used at either December 31, 2008 or March 31, 2009.  The Company currently has $96.4 million of borrowing capacity available at the FRB.

The Bank is a Treasury Tax & Loan (TT&L) depository for the FRB, and as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of March 31, 2009 and December 31, 2008, the TT&L deposits were $3.9 million and $2.4 million, respectively.

On January 31, 2008, the Company entered into a $75.5 million credit facility with Bank of America, N.A., which was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The senior debt facility included a $500,000 term loan with a maturity of March 31, 2018, and a revolving loan with a maturity of March 31, 2010.  The loans replaced a $30.0 million revolving line of credit facility previously held with Marshall & Ilsley Bank.  At March 31, 2009, no balance was outstanding on that revolving line.  Pending approval and negotiations with Bank of America, management expects to renew the revolving loan on an annual basis after it matures in 2010.  Both the available balance at the FRB and the revolving line at Bank of America function as additional sources of liquidity that can be called upon as needed.  The subordinated debt matures on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Bank of America prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The senior debt is secured with all of the issued and outstanding shares of Old Second National Bank.

The above credit facility agreement contains usual and customary provisions regarding acceleration upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2009, the Company did not comply with two of the financial covenants contained within that credit agreement.  The lender subsequently granted the Company a waiver, which required payment of a waiver fee payable as well as reimbursement of costs and expenses related to granting the waiver.  The waiver fee is structured to be paid in two installments, the latter portion of which is not required to be paid if a mutually satisfactory amendment to the loan agreement is executed prior to June 30, 2009.  The proceeds of the $45.0 million of subordinated debt were primarily used to finance the acquisition of Heritage including transaction costs.  The $30.5 million borrowing facility is for general corporate purposes and was primarily used in the past to repurchase common stock.

Note 10 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in the first week of July 2003.  The costs associated with the tender offers of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, they can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time hereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over the British Bankers Association three-month LIBOR rate thereafter.  The Company issued a new $25.8 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering and to provide the primary source of financing for the common stock tender offer that was completed in May 2007.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 11 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted share rights (restricted stock and restricted stock units), and stock appreciation rights.  Total shares issuable under the plan were 516,751 at March 31, 2009 and 664,277 at December 31, 2008.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted share rights vest three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $249,000 in the first quarter of 2009 and $253,000 in the first quarter of 2008.  The total income tax benefit was $87,000 in the first quarter of 2009 and $88,000 in the first quarter of 2008.

There were 5,334 stock options exercised during the first quarter of 2009 and the Company granted options to purchase 16,500 shares of the Company’s common stock.  There were no stock options granted during the first quarter of 2008.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $467,000 as of March 31, 2009, and is expected to be recognized over a weighted-average period of 1.36 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $799,000 as of March 31, 2008, and is expected to be recognized over a weighted-average period of 2.36 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
March 31, 2009:
Beginning outstanding	722,132	$24.03
Granted	16,500	7.49
Exercised	(5,334)	10.13
Canceled	(13,000)	29.12
Expired	—	—
Ending outstanding	720,298	$23.66	5.30	$—

Exercisable at end of quarter	617,136	$23.46	4.70	$—

March 31, 2008:
Beginning outstanding	740,798	$23.67
Granted	—	—
Exercised	—	—
Expired	—	—
Ending outstanding	740,798	$23.67	6.00	$3,595,006

Exercisable at end of quarter	598,466	$22.59	5.20	$3,595,006

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	March 31, 2009
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	86,662	$6.45
Granted	16,500	2.01
Vested	—	—
Nonvested at March 31, 2009	103,162	$5.74

A summary of stock option activity as of March 31 is as follows:

	Three Months Ended
	March 31,
	2009	2008

Intrinsic value of options exercised	$673	$—
Cash received from option exercises	54,033	—
Tax benefit realized from option exercises	268	—
Weighted average fair value of options granted	$2.01	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  Restricted stock units were granted beginning in 2009 under the Incentive Plan.  There were 66,041 restricted stock shares and

67,683 restricted stock units issued during the first quarter of 2009 whereas there were 27,254 restricted stock shares issued during the first quarter of 2008.  These share rights are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These share rights vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	March 31, 2009		March 31, 2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	53,311	$28.49	46,065	$30.09
Granted	133,724	7.49	27,254	27.75
Vested	—	—	—	—
Forfeited	(2,698)	29.29	—	—
Nonvested at March 31	184,337	$13.24	73,319	$29.22

Total unrecognized compensation cost of restricted share rights is $1.5 million as of March 31, 2009, which is expected to be recognized over a weighted-average period of 2.90 years.  Total unrecognized compensation cost of restricted share rights was $1.2 million as of March 31, 2008, which was expected to be recognized over a weighted-average period of 2.19 years.  There were no restricted share rights vested at March 31, 2009 or March 31, 2008.

Note 12 – Earnings Per Share

Earnings per share is included below as of March 31 (in thousands except for share data):

	Three Months Ended
	March 31,
	2009	2008
Basic earnings per share:
Weighted-average common shares outstanding	13,791,789	13,086,940
Weighted-average common shares less stock based awards	13,707,255	13,013,920
Weighted-average common shares stock based awards	116,872	73,020
Net income	$984	$5,564
Dividends on preferred shares	801	—
Net income available to common shareholders	183	5,564
Common stock dividends	(548)	(2,050)
Un-vested share-based payment awards	(7)	(10)
Undistributed (Loss) Earnings	(372)	3,504
Basic earnings per share common undistributed earnings	(0.03)	0.27
Basic earnings per share common distributed earnings	0.04	0.16
Basic earnings per share	$0.01	$0.43
Diluted earnings per share:
Weighted-average common shares outstanding	13,791,789	13,086,940
Dilutive effect of restricted shares(1)	66,152	28,388
Dilutive effect of stock options	—	117,931
Diluted average common shares outstanding	13,857,941	13,233,259
Net income available to common stockholders	$183	$5,564
Diluted earnings per share	$0.01	$0.42

Number of antidilutive options excluded from the diluted earnings per share calculation	1,576,637	373,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 13 – Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of March 31:

	Three Months Ended
	March 31,
	2009	2008
Unrealized holding (losses) gains on available-for-sale securities arising during the period	$(2,227)	$3,797
Related tax benefit (expense)	893	(1,496)
Holding (losses) gains after tax	(1,334)	2,301

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains	397	319
Realized losses	(474)	(11)
Net realized (losses) gains	(77)	308
Income tax benefit (expense) on net realized gains	31	(122)
Net realized (losses) gains after tax	(46)	186
Other comprehensive (loss) income on available-for-sale	(1,288)	2,115

Changes in fair value of derivatives used for cashflow hedges arising during the period	158	—
Related tax expense	(63)	—
Other comprehensive income on cashflow hedges	95	—
Total other comprehensive (loss) income	$(1,193)	$2,115

Note 14 – Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $529,000 and $677,000 in the first three months of 2009 and 2008, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match in 2009.  Management had increased the discretionary plan expense in 2008, in part to accommodate the additional permanent employees from Heritage.

Note 15 – Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As disclosed in the Company’s 2008 Annual Report the impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  As previously disclosed, the Company did not elect the fair value option for any financial assets or financial liabilities.

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

The Company uses the following methods and significant assumptions to estimate fair value:

•                  Investment securities available-for-sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

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

•                  Collateralized debt obligations (“CDO”) collateralized by trust preferred security issuances of other financial institutions.  These securities are not traded daily and are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities,  knowledge of credit events in underlying collateral, and standard fixed income techniques.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2009 and December 31, 2008, respectively, measured at fair value on a recurring basis:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale	$18,204	$343,510	$52	$361,766
Other assets (Interest rate swap agreements)	—	4,694	—	4,694
Other assets (Forward loan commitments to investors)	—	161	—	161
Total	$18,204	$348,365	$52	$366,621

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$4,694	$—	$4,694
Other liabilities (Interest rate lock commitments to borrowers)	—	180	—	180
Other liabilities (Risk Participation Agreement)	—	—	26	26
Total	$—	$4,874	$26	$4,900

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale	$22,779	$383,555	$52	$406,386
Other assets (Interest rate swap agreements)	—	4,860	—	4,860
Other assets (Forward loan commitments to investors)	—	(148)	—	(148)
Total	$22,779	$388,267	$52	$411,098

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$5,018	$—	$5,018
Other liabilities (Interest rate lock commitments to borrowers)	—	(148)	—	(148)
Other liabilities (Risk Participation Agreement)	—	—	26	26
Total	$—	$4,870	$26	$4,896

In the first three months of 2009, there were no material changes or amounts in Level 3 assets or liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and loans held-for-sale (“LHFS”).  Adjustments to fair value on LHFS primarily result from application of lower-of-cost-or-fair value accounting.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2009 and December 31, 2008, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

March 31, 2009

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights(1)	$—	$—	$1,325	$1,325
Impaired loans(2)	—	—	46,911	46,911
Total	$—	$—	$48,236	$48,236

(1)   Mortgage servicing rights, which are carried at the lower-of-cost or fair value, totaled $1.3 million, which is net of a valuation reserve amount of approximately $590,000.  A net recovery of $9,000 was included in earnings for the first three months ending March 31, 2009.

(2)   Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $59.5  million, with a valuation allowance of $12.6 million, resulting in a reduction of specific allocations within the provision for loan losses of $2.7 million for the quarter  ending March 31, 2009.  The carrying value of loans fully charged off is zero.

December 31, 2008

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights(1)	$—	$—	$1,374	$1,374
Impaired loans(2)	—	—	65,792	65,792
Total	$—	$—	$67,166	$67,166

(1)   Mortgage servicing rights, which are carried at the lower-of-cost or fair value, totaled approximately $1.4 million, which is net of a valuation reserve amount of approximately $599,000.  A net recovery of $512,000 was included in earnings for the year ending December 31, 2008.

(2)   Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $85.2 million, with a valuation allowance of $15.3 million, resulting in an additional provision for loan losses of $13.5 million for the year ending December 31, 2008.  The carrying value of loans fully charged off is zero.

Note 16 – Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

To meet the financing needs of our customers, the Bank, as a subsidiary of the Company, is a party to various financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans as well as financial standby, performance standby and commercial letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and letters of credit are represented by the dollar amount of those instruments.  Management generally uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company also has interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not impact the results of operations.  Fair value measurements are discussed in Note 15 above.  At March 31, 2009, the notional amount of non-hedging interest rate swaps was $61.4 million with a weighted average maturity of 4.6 yrs.  There were no interest rate swaps as of March 31, 2008.

As of March 31, 2009, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper bound of dollar exposure of this credit risk is approximately $662,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The actual potential credit risk of the RPA at March 31, 2009 was approximately $438,000.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments were estimated based on changes in mortgage interest rates from the date of the commitments.

The following table presents derivatives not designated as hedging instruments under SFAS 133 as of March 31, 2009.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual	Balance Sheet	Fair	Balance Sheet	Fair
	Amount	Location	Value	Location	Value

Interest rate swap contracts	$61,448	Other Assets	$4,694	Other Liabilities	$4,694
Commitments(1)	509,071	Other Assets	161	N/A	—
Forward contracts	80,025	N/A	—	Other Liabilities	180
Risk participation agreements	7,000	N/A	—	Other Liabilities	26

Total			$4,855		$4,900

(1) Includes unused loan commitments, interest rate lock commitments and forward rate lock commitments.

The Bank issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.  Financial standby, performance standby and commercial letters of credit totaled $20.0 million, $29.4 million, and $11.9 million at March 31, 2009, respectively.  Financial standby, performance standby and commercial letters of credit totaled $21.5 million, $28.3 million, and $13.1 million at December 31, 2008, respectively.  Financial standby letters of credit have terms ranging from two months to two years.  Performance standby letters of credit have terms ranging from three months to four and a half years.  Commercial letters of credit have terms ranging from one month to five years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as trust services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  As a result of the February 2008 acquisition of Heritage, the franchise expanded into the southwestern section of Cook County, which includes the higher growth markets of the south Chicago suburbs.  This acquisition provided additional market penetration by adding five retail-banking locations and allowed the Company to fill in its footprint surrounding the Chicago metropolitan area.  The Company also offers insurance products through Old Second Financial, Inc.

Although first quarter 2008 earnings included the contribution of the Heritage acquisition from the February 8, 2008 closing date, the Company did not begin to realize the full economic benefits of the Heritage transaction until the second quarter of 2008 when the integration initiatives were substantially completed.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of the Company’s common stock valued at $27.50 per share to consummate the Heritage acquisition.  Details related to the allocation of the purchase price for this business combination are discussed in Note 2 of the financial statements included in this quarterly report.  The terms of the credit facilities that were established to complete the acquisition are detailed in Note 9 of the financial statements included in this quarterly report.

Results of Operations

Net income for the current period was $1.0 million, or $0.01 diluted earnings per share, as compared with $5.6 million, or $0.42 diluted earnings per share, in the first quarter of 2008.  The increases in the 2009 net interest margin and noninterest income totals were more than offset by the increases in provision for loan losses and noninterest expenses.  The Company recorded a $9.4 million provision for loan losses in first quarter 2009, and net charge-offs totaled $4.4 million during the same period.  The provision for loan losses totaled $900,000 in the first quarter of 2008, and net charge-offs totaled $627,000.  Further comparison of first quarter 2009 and 2008 shows that there was realized securities losses of $77,000 in the current period, whereas there were $308,000 in realized securities gains in the first quarter of 2008. Net income available to common stockholder was $183,000 for the first quarter of 2009, as compared to $5.6 million for the first quarter of 2008.

Net Interest Income

Net interest income increased from $19.9 million in the first quarter of 2008 to $22.2 million in the first quarter of 2009.  Average earning assets grew $147.8 million, or 5.6%, from March 31, 2008 to March 31, 2009.  Average interest bearing liabilities increased $128.1 million, or 5.6%, during the same period.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, increased from 3.18% in the first quarter of 2008 to 3.37% in the first quarter of 2009.  The average tax-equivalent yield on earning assets decreased from 6.28%, in the first quarter of 2008 to 5.27%, or 101 basis points, in the first quarter of 2009.  At the same time, however, the cost of funds on interest-bearing liabilities decreased from 3.64% to 2.25%, or 139 basis points.  The interest income produced from the growth in average earning assets more than offset the cost of funding that growth in deposit and other balances.  Additionally, the general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2009 and 2008.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended March 31, 2009 and 2008

(Dollar amounts in thousands - unaudited)

	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$856	$2	0.93%	$801	$4	1.98%
Federal funds sold	8,307	2	0.10	3,901	29	2.94
Securities:
Taxable	320,179	3,796	4.74	394,318	4,729	4.80
Non-taxable (tax equivalent)	146,503	2,202	6.01	154,101	2,283	5.93
Total securities	466,682	5,998	5.14	548,419	7,012	5.11
Dividends from FRB and FHLB stock	13,044	56	1.72	9,803	17	0.69
Loans and loans held-for-sale (1)	2,286,003	30,482	5.33	2,064,136	34,574	6.63
Total interest earning assets	2,774,892	36,540	5.27	2,627,060	41,636	6.28
Cash and due from banks	45,406	—	—	47,940	—	—
Allowance for loan losses	(43,298)	—	—	(18,960)	—	—
Other non-interest bearing assets	234,430	—	—	170,562	—	—
Total assets	$3,011,430			$2,826,602

Liabilities and Stockholders’ Equity
NOW accounts	$274,651	$276	0.41%	$255,415	$802	1.26%
Money market accounts	524,348	1,429	1.11	523,664	3,822	2.94
Savings accounts	120,045	141	0.48	102,952	186	0.73
Time deposits	1,181,042	9,701	3.33	1,071,852	12,324	4.62
Interest bearing deposits	2,100,086	11,547	2.23	1,953,883	17,134	3.53
Securities sold under repurchase agreements	50,066	98	0.79	43,763	336	3.09
Federal funds purchased	34,183	42	0.49	110,435	970	3.47
Other short-term borrowings	123,064	147	0.48	86,266	789	3.62
Junior subordinated debentures	58,378	1,072	7.35	58,044	1,065	7.34
Subordinated debt	45,000	490	4.36	26,703	315	4.67
Notes payable and other borrowings	18,611	111	2.39	22,219	243	4.33
Total interest bearing liabilities	2,429,388	13,507	2.25	2,301,313	20,852	3.64
Non-interest bearing deposits	306,741	—	—	327,167	—	—
Accrued interest and other liabilities	19,768	—	—	18,523	—	—
Stockholders’ equity	255,533	—	—	179,599	—	—
Total liabilities and stockholders’ equity	$3,011,430			$2,826,602
Net interest income (tax equivalent)		$23,033			$20,784
Net interest income (tax equivalent) to total earning assets			3.37%			3.18%
Interest bearing liabilities to earning assets	87.55%			87.60%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $864,000 and $956,000 for the first quarter of 2009 and 2008, respectively.  Non-accrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2009	2008
Interest income (GAAP)	$35,713	$40,792
Taxable equivalent adjustment - loans	56	45
Taxable equivalent adjustment - securities	771	799
Interest income (TE)	36,540	41,636
Less: interest expense (GAAP)	13,507	20,852
Net interest income (TE)	$23,033	$20,784
Net interest and income (GAAP)	$22,206	$19,940
Net interest income to total interest earning assets	3.25%	3.05%
Net interest income to total interest earning assets (TE)	3.37%	3.18%

Provision for Loan Losses

The Company recorded a $9.4 million provision for loan losses in the first quarter of 2009 as compared to a $900,000 provision in the first quarter of 2008 and a $21.2 million provision for loan losses in the fourth quarter of 2008.  An additional $3.0 million of allowance for loan losses was also assumed in the Heritage acquisition in the first quarter of 2008.  As of March 31, 2009, approximately $17.2 million of the nonperforming loan total was from loans attributable to the Heritage Bank acquisition and these loans had a total specific allocation estimate of $1.2 million at March 31, 2009.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans increased to $123.7 million at March 31, 2009, from $108.6 million at December 31, 2008, and $13.3 million at March 31, 2008.  In the first quarter of 2009 and the fourth quarter of 2008, the Company recorded net loan charge-offs of $4.4 million and $4.1 million, respectively.  In the first quarter of 2008, the Company had net charge-offs of $627,000.  The distribution of the Company’s nonperforming loans at March 31, 2009 is included in the chart below:

		90 Days	Restructured	Total Non	% Non
	Nonaccrual	or More	Loans	performing	Performing	Specific
	Total (1)	Past Due	(Accruing)	Loans	Loans	Allocation
Real Estate - Construction	$60,533	$4,931	$—	$65,464	52.9%	$8,883
Real Estate - Residential, Investor	31,370	—	—	31,370	25.4%	1,387
Real Estate - Residential, Owner Occupied	7,887	259	—	8,146	6.6%	312
Real Estate - Residential, Revolving and Junior Liens	1,092	566	—	1,658	1.3%	274
Real Estate - Commercial	10,034	280	5,618	15,932	12.9%	1,192
Commercial and Industrial	1,004	9	—	1,013	0.8%	559
Other	118	—	—	118	0.1%	30
	$112,038	$6,045	$5,618	$123,701	100.0%	$12,637

(1) Nonaccrual loans included $11.2 million in restructured loans, $8.8 million in real estate construction, $1.9 million in commercial real estate, and $498,000 is in real estate - residential investor.

Within the real estate construction segment of the loan portfolio, $32.0 million of the non-accrual loans were to homebuilders for model homes, speculative home construction and lot inventory.  Within the homebuilder subset of the construction category, the largest exposure to a single borrower was $8.5 million and $1.4 million of the estimated loss allocation was to that credit.  While negotiations with the borrower and guarantors continue, sales in the project have stalled, support from the obligors has halted, and the Company is weighing available legal remedies.  Management reviewed the remaining homebuilder loan population and recorded an estimated additional $3.7 million in allocation of provision to the remaining loans.  An additional $9.1 million of the nonaccrual construction loan total and $4.9 million of the ninety day past due and still accruing construction loan total is secured by undeveloped land intended for residential construction.  The $4.9 million loan is to a national real estate developer who management believed, as of March 31, 2009, had the ability to repay this debt.  In addition, a recent appraisal indicated that the loan to value ratio was approximately 69%.  The $9.1 million of nonaccrual loans secured by undeveloped land represented loans to two different borrowers in the amounts of $4.2 million and $4.9 million.  The original collateral value for the $4.2 million loan was recently strengthened with the addition of supplemental collateral management believed would be adequate to address the loss exposure on this loan.  The credit exposure on the $4.9 million loan had previously been reduced through a charge-off.  The borrowers enumerated above comprised approximately $46.0 million, or 70.3%, of the non-performing construction loan total.  The remaining $19.5 million in this category consisted primarily of commercial constructions loans and management estimated that a loss allocation of $3.8 million was adequate coverage on that grouping.

Within the residential investor grouping, two borrower relationships comprised $22.2 million, or 70.6%, of the $31.4 million outstanding loans in this category.  The larger of these two relationships represented $15.8 million, or 50.4% of this category and 12.8% of total non-performing loans.  Management estimated a loss allocation amount of $818,000 on this larger credit, and estimated that there was no loss exposure on the second largest credit.  The larger credit is collateralized by two apartment complexes and by over 70 residential units in Northern Illinois.  The borrower entered Chapter 11 bankruptcy, and the bank has begun to receive cash flows from rents under a cash-collateral order.  Management of the properties is in place, and occupancy levels remain high.  The bank obtained new appraisals for the two apartment complexes and most of the other units.  The borrower has not yet submitted a reorganization plan under the Chapter 11 bankruptcy agreement.  The second credit in this category is secured by thirty single family residences located in the suburbs of Chicago.  Management is seeking a restructuring agreement with this borrower, and is working with the borrower to improve cash flows from rents, which have been impaired by tenant defaults, but a mutually acceptable agreement is not certain.  This credit was in non-accrual status as of March 31, 2009.  Management reviewed the remaining population of nonperforming residential investor loans and estimated that a loss allocation of $569,000 was adequate for these loans.

Within the commercial real estate segment of nonperforming loans, $5.3 million, or 33.4%, of the nonperforming category was attributable to a retail strip mall located in the southwest suburbs, and were classified restructured loans that were still accruing interest.  The Bank has made short-term rate and payment concessions while the borrower has worked to improve occupancy.  The property has a substantial level of performing tenants, but does not have sufficient occupancy to perform on the credit based upon the original terms.  The Bank structured an agreement to control the incoming rents and monitor the expenses incurred to control the interim payments to the loan.  Management estimated that the loan was adequately collateralized based upon the recent  appraised value, and also believes additional tenants will be procured during the forbearance period and, as such, management has not assigned a loss allocation to this credit.

A second $1.9 million restructured commercial real estate loan is secured by an office building in the western suburbs.  This credit was restructured to provide temporary cash flow relief when a major tenant filed for bankruptcy and stopped paying rent.  A replacement tenant was found, and the borrower had been complying with the modified terms.  Management was recently informed that a second tenant has stopped paying rent and efforts have been underway to work with the borrower to determine an acceptable solution.  The borrower had been making payments in excess of the amounts required under the modified terms and additionally has the added support of multiple guarantors.  No loss allocation was assigned to this credit and management further estimated that the collateral value of the property was sufficient relative to the credit exposure.

The remaining nonperforming loans include a variety of property types and the largest loan was for $2.3 million and is secured by a retail/office building.  This loan was on nonaccrual status and management has estimated a loss allocation amount of $290,000 based upon current appraised values.  The Company has focused primarily upon lending to small industrial, office, warehouse, and retail types of commercial real estate, and only 1.7% of all non-construction commercial real estate loans were nonperforming at March 31, 2009.

The Company has forty-four owner-occupied residential mortgages that were past due greater than ninety days.  All but two of those loans were on nonaccrual status, and most of those nonaccrual loans were also in process of foreclosure.  A number of these loans have mortgage insurance and management has estimated a loss exposure of $586,000 on this category.  The other category in the nonperforming table includes some small commercial and industrial, installment and other miscellaneous loans.  Management has estimated a loss allocation of $559,000 and $30,000, respectively, for these loan categories.

A linked quarter comparison of loans that were classified as performing, but past due thirty to eighty-nine days and still accruing interest, shows that this category increased from $35.6 million at December 31, 2008, to $41.7 million at March 31, 2009.  Of the March past due amount, $3.6 million, or 8.6%, was for various past due commercial land development and construction credits, $14.4 million, or 34.5%, were secured by one-to-four family real estate credits and $18.7 million, or 44.8%, were secured by nonfarm nonresidential properties with the balance of nonperformers attributable to various installment and one small farm loan credit.

As of the March 31, 2009 loan portfolio total, the Company had 16.4% invested in real estate construction and development loans and 41.5% invested in commercial real estate, and the Company has generally limited its lending activity to locally known markets and construction lending is typically based upon cost versus appraisal values.  Additionally, the Company does not have any material direct exposure to sub prime loan products as it has focused its real estate lending activities on providing traditional loan products to relationship borrowers in nearby markets versus nontraditional loan products or purchased loans originated by other lenders.

The ratio of the allowance for loan losses to nonperforming loans was 37.42% as of March 31, 2009, as compared to 37.99% at December 31, 2008 and 151.52% at March 31, 2008.  While this ratio decreased as compared to 2008, management believed the allowance coverage was sufficient due to the estimated loss potential.  Management determines the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth, the quality and composition of the loan portfolio, and loan loss experience.  The latter item is also weighted more heavily upon recent experience.  With the continued increase in the amount of nonperforming loans in 2008, and the prolonged deceleration in real estate building and development activity as compared to prior years, management increased the factors for residential, development and commercial real estate loans.  Management also assigned a higher factor for the higher risk construction and development portfolio.  As the slowdown in the development and construction sector was observed, combined with the Company’s concentration in these types of loans, management concluded that it represented increased risk that warranted higher provisioning.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset on the consolidated balance sheet.  When measured as a percentage of loans outstanding, the allowance for loan losses increased to 2.06% at March 31, 2009 as compared to 1.82% at December 31, 2008, and 0.92% at March 31, 2008.  In

management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures for the period ended March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Non-accrual loans	$112,038	$106,511
Restructured loans	5,618	—
Loans 90 days or more past due and still accruing interest	6,045	2,119
Non-performing loans	123,701	108,630
Other real estate	18,951	15,212
Non-performing assets	$142,652	$123,842

Interest income recorded on non-accrual loans	$37	$4,064
Interest income which would have been accrued on non-accrual loans	$2,053	$7,714

Other Real Estate

Other real estate owned (“OREO”) increased $3.7 million from $15.2 million at December 31, 2008, to $19.0 million at March 31, 2009.  Of this amount, $12.6 million was attributable to one project that was acquired in December in satisfaction of the outstanding debt.  That project is comprised of residential townhomes, residential townhome lots, lots zoned for condominiums, and lots zoned for retail.  Townhome development in that project totaled $1.2 million in the first quarter of 2009, which was offset by $1.1 million in townhome sales and other adjustments.  Management based the estimated value of these assets upon recent appraisals as well as the actual sales data for the townhome portion.  The remaining OREO consists of multiple properties of different types.  This property group totaled $2.6 million at December 31, 2008 and increased by approximately $3.7 million to $6.3 million as of March 31, 2009.  Activity in the quarter included $3.9 million in additions, and valuation reductions of $300,000, primarily on the residential lot inventory.  The composition of the nondevelopment OREO properties at March 31, 2009 included $3.0 million in commercial real estate, $1.8 million in residential lots located in different local communities, and $1.5 million of value was ascribed to nine single-family residences.

Noninterest Income

Noninterest income was $9.2 million during the first quarter of 2009 and $8.9 million during the first quarter of 2008, an increase of $356,000, or 4.0%.  Aggregate mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $3.0 million, an increase of $652,000, or 27.4%, from the first quarter of 2008.  The largest increase in income from mortgage operations was in net gain on sales, which resulted from increased volume as borrowers refinanced in the declining rate environment.  The Company has done significant reengineering in its mortgage operations unit, and this process improvement is reflected both in its operating results as well as moving into the number one position in mortgage origination market share in both Kane and Kendall Counties.  Service charge income increased $57,000, or 2.8%, in the first quarter of 2009.  The primary sources of the increases were from commercial checking overdraft fees and the commercial checking service charge account categories.  The latter item increased in part from the reduced commercial earnings credits that are realized in a lower interest rate environment.

Realized losses on securities totaled $77,000 in the first quarter of 2009, whereas there was $308,000 in net realized gains in the first quarter of 2008.  The cash surrender value of bank owned life insurance (“BOLI”) decreased in the first quarter of 2009 and this category was $160,000, or 55.8%, lower than for the same period in 2008.  This performance decline was due in part to the continued decrease in interest rates available as well as incremental losses recorded on some of the underlying insurance investments.  Other noninterest income increased $460,000, or 41.9%, to $1.6 million in the first quarter of 2009 from $1.1 million in the first quarter of 2008.  Some of the larger sources of increase in the other income category were credit card processing fees, automatic teller machine surcharge and interchange fees, and fees collected from interest rate swap transactions.

Noninterest Expense

Noninterest expense was $21.3 million during the first quarter of 2009, an increase of $1.2 million, or 5.8%, from $20.2 million in the first quarter of 2008.  Salaries and benefits expense was $10.9 million during the first quarter of 2009, a decrease of $738,000, or 6.3%, from $11.6 million in the first quarter of 2008.  Personnel expenses decreased in large part as a result of the management cost saving strategies that were announced in March 2009.  These initiatives include foregoing management bonuses and profit sharing contributions in addition to implementing a two percent reduction in the 401K match percentage.  Management also made the decision to delay filling open positions and a layoff affecting forty employees was completed late in March 2009.  While severance costs related to the reduction in force increased first quarter personnel expense by approximately $494,000, the decision to eliminate profit sharing and bonus more than offset that amount.  Management estimates that an additional $6.5 million in savings will be realized from these initiatives over the remainder of this year.  Management is also reviewing the profitability and client usage of various leasehold branches as part of the 2009 cost savings process, and completion of this initiative is expected to result in additional savings.

Occupancy expense increased $77,000, or 5.4%, from the first quarter of 2008 to the first quarter of 2009, primarily due to an increase in real estate taxes.  Furniture and equipment expense decreased $46,000, or 2.6%, from the first quarter of 2008 to the first quarter of 2009, and this decrease was attributable to elimination of computer rental costs.  Advertising expense in 2009 increased by $60,000, or 16.1%, when compared to the same period in 2008, which included marketing costs related to the Heritage acquisition.  The 2009 FDIC insurance costs increased $515,000, or 170.5%, as premium expenses increased industry wide.  In addition to the general increase in insurance rates, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, through which all non-interest bearing transaction accounts are fully guaranteed, as are NOW accounts earning less than 0.5% interest.  Other expense increased $1.2 million, or 27.2%, primarily due to increases in legal, consulting and other OREO related expenditures.  The latter category includes insurance and property taxes as well as periodic valuation adjustments.

Income Taxes

With the lower level of first quarter 2009 earnings, the portion that was taxable was substantially reduced in comparison to the same period in 2008.  An income tax benefit of $316,000 was recorded in the first quarter of 2009 as compared to $2.2 million in expense in the first quarter of 2008 primarily due to the lower level of pretax earnings in 2009 combined with a relatively high level of tax-exempt income.  The provision for income tax as a percentage of pretax income, or effective tax rate, was 28.1% in the first quarter of 2008 as compared to the 47.3% tax benefit rate applied in the first quarter of 2009.  The effective tax rate increased substantially in 2009 due in large part, to a change in Illinois tax law.  As of January 1, 2009, the Illinois tax law revision changed the deductibility of real estate investment trust (“REIT”) dividends, which eliminated the recognition of a substantial portion of the tax benefits related to this ownership structure.  Old Second Management, LLC (“OSM”) an investment subsidiary of the bank, owns 100% of the common stock of the REIT, which holds fixed and variable rate real estate loans that were previously held by the bank.  The REIT ownership structure also provides the Company with a vehicle for raising future capital if desired.

Financial Condition

Assets

Total assets decreased $82.7 million, or 2.8%, from December 31, 2008 to close at $2.90 billion as of March 31, 2009.  Loans decreased by $18.7 million as demand from qualified borrowers slowed, but the largest asset category decrease was a $46.0 million, or 11.3% decrease in securities available for sale.  In addition to experiencing a high rate of securities being called in the declining rate environment, the Company also sold some of the lower yielding bonds and incurred a net realized securities loss of $77,000 in the first quarter of 2009.  Nonperforming assets increased $18.8 million, or 15.2%, from December 31, 2008 to$142.7 million as of March 31, 2009.  At March 31, 2009, nonperforming assets as a percentage of total assets was 4.9% as compared to 4.2% at December 31, 2008.

Goodwill is considered preliminary for up to one year from the acquisition date, and the Company decreased the goodwill attributable to the Heritage transaction by $1.5 million in the first quarter of 2009 along with an offsetting decrease to deferred taxes.  Goodwill and other intangible assets are also reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Management performed its annual review of goodwill at September 30, 2008 and has updated that review each quarter as the stock prices in the financial services sector generally remained out of favor.  Management also performed an annual review of the core deposit and other intangible assets as of February 2009.  Based upon these reviews, management determined there was no impairment of goodwill or other intangible assets as of March 31, 2009.  No assurance can be given that future impairment tests will not result in a charge to earnings.  The goodwill and core deposit and other intangible assets related to Heritage were $55.4 million and $8.9 million at acquisition.

Loans

Total loans were $2.25 billion as of March 31, 2009, a decrease of $18.7 million from $2.27 billion as of December 31, 2008.  The decrease was primarily attributable to declining demand from qualified borrowers.  The largest changes by loan type included a $26.9 million, or 11.0% decrease in commercial and industrial loans, which were offset somewhat by growth of $9.4 million, or 1.3%, in residential real estate loans.   The demand for residential real estate loan has remained strong in the current rate environment and an additional $143.1 million in proceeds from the sale of residential real estate loans was received in first quarter of 2009 that is not reflected in the balance sheet.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions including real estate related activity and valuations.  Because the Company is located in growth areas with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 89.5% of the portfolio as of December 31, 2008 as compared to 88.3% of the portfolio as of March 31, 2009.

Securities

Long-term securities available-for-sale totaled $359.6 million as of March 31, 2009, a decrease of $46.0 million, or 11.3%, from $405.6 million as of December 31, 2008.  The largest category decreases were in United States government agency and United States government agency mortgage-backed securities, which decreased $28.9 million, or 30.0%, and $5.3 million, or 6.0%, respectively, in the first quarter of 2009.  This was largely due to the increased volume of called securities and mortgage pass-through payments received in a declining rate environment.  In addition to experiencing a high rate of securities being called, the Company also sold some of the lower yielding bonds and incurred a net realized securities loss of $77,000 in the first quarter of 2009.  The net unrealized losses, net of deferred tax benefit, in the portfolio increased from $2.1 million as of December 31, 2008 to $3.3 million as of March 31, 2009.  The December 31, 2008 net unrealized loss total included a $95,000 unrealized loss for a swap that matured in the first quarter of 2009. Additional information related to securities available-for-sale is found in Note 3 to these financial statements.

Deposits and Borrowings

Total deposits increased $51.4 million, or 2.2%, during the first quarter of 2009, to close at $2.44 billion as of March 31, 2009.  The category of deposits that grew the most in the first quarter of 2009 was certificates of deposits, which increased $74.0 million as customers moved to lock in rates in a declining interest rate environment.  Money market deposit accounts decreased by $58.3 million, from $543.3 million to $485.0 million during the same period, but this decrease was offset somewhat by growth in savings deposits of $26.9 million, or 24.4%.  As noted previously, the Company also participates in the expanded FDIC insurance coverage program that became available in November 2008 and is set to expire in December 2009.  The average cost of interest bearing deposits decreased from 3.53% in the first quarter of 2008 to 2.23%, or 130 basis points, in the first quarter of 2009.  Likewise, the average cost of interest bearing liabilities, decreased from 3.64% in the first quarter of 2009 to 2.25% in the first quarter of 2008, or 139 basis points.

The most significant borrowing in the first quarter of 2008 occurred in January when the Company entered into a $75.5 million credit facility with LaSalle Bank National Association (now Bank of America, N.A.).  Part of that new credit facility replaced a $30.0 million revolving line of credit facility previously held between the Company and Marshall & Ilsley Bank.  The new $75.5 million credit facility was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The proceeds of the $45.0 million of subordinated debt were used to finance the acquisition of Heritage, including transaction costs.  The Company reduced the amount outstanding on the Bank of America senior line of credit by $17.6 million in the first quarter of 2009 and also reclassified $5.1 million in long term borrowing to short term in the same period.  Other major borrowing category changes from December 31, 2008 included a decrease of $158.4 million, or 93.5%, in other short-term borrowings, primarily Federal Home Loan Bank of Chicago (“FHLBC”) advances.

Capital

As of March 31, 2009, total stockholders’ equity was $265.0 million, an increase of $71.9 million, or 37.3%, from $193.1 million as of December 31, 2008.  As previously discussed, the United States Department of the Treasury (the “Treasury”) completed its investment in the Company in January 2009 and these proceeds are included as part of Tier 1 capital.  The Series B fixed rate cumulative perpetual preferred stock and warrants to purchase common stock of the Company that were issued are valued at $68.2 million and $4.8 million, respectively, at March 31, 2009.  The fair value ascribed to the warrants is carried in additional paid-in capital.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  The guidelines assess balance sheet and off-balance sheet exposures, and lessen disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.

Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and the Bank were categorized as well capitalized as of March 31, 2009.  The accompanying table shows the capital ratios of the Company and the Bank, as of March 31, 2009 and December 31, 2008, and these ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total capital to risk weighted assets
Consolidated	$337,192	13.76%	$196,042	8.00%	N/A	N/A
Old Second National Bank	283,860	11.61	195,597	8.00	$244,496	10.00%
Tier 1 capital to risk weighted assets
Consolidated	261,382	10.67	97,988	4.00	N/A	N/A
Old Second National Bank	253,322	10.36	97,808	4.00	146,712	6.00
Tier 1 capital to average assets
Consolidated	261,382	8.87	117,872	4.00	N/A	N/A
Old Second National Bank	253,322	8.60	117,824	4.00	147,280	5.00

December 31, 2008:
Total capital to risk weighted assets
Consolidated	$263,260	10.76%	$195,732	8.00%	N/A	N/A
Old Second National Bank	282,066	11.54	195,540	8.00	$244,425	10.00%
Tier 1 capital to risk weighted assets
Consolidated	187,548	7.66	97,936	4.00	N/A	N/A
Old Second National Bank	251,390	10.29	97,722	4.00	146,583	6.00
Tier 1 capital to average assets
Consolidated	187,548	6.50	115,414	4.00	N/A	N/A
Old Second National Bank	251,390	8.72	115,317	4.00	144,146	5.00

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors and tests borrowing capacity at correspondent banks as well as the Federal Home Loan Bank and Federal Reserve Banks of Chicago as part of its liquidity management process.  Additionally, the $73.0 million cash proceeds from the Treasury discussed above is a new source of liquidity that became available to the Company in January 2009.

Net cash outflows from operating activities were $12.0 million during 2009, compared with net cash inflows of $21.8 million in 2008.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both 2009 and 2008.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for 2009 and inflow for 2008.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of the change in net interest cash flows.

Net cash inflows from investing activities were $53.3 million in 2009, compared to $21.5 million in 2008, which included cash paid for the net assets acquired from Heritage as detailed in the supplemental cash flow information.  The cash paid for the 2008 acquisition, net of cash and cash equivalents retained, was $38.5 million.  In 2009, securities transactions accounted for a net inflow of $43.5 million, and net principal received on loans accounted for net inflows of $10.4 million.  In 2008, securities transactions accounted for a net inflow of $63.6 million, and net principal disbursed on loans accounted for net outflows of $2.6 million.

Net cash outflows from financing activities in 2009, were $71.5 million compared with $34.7 million in 2008.  Significant cash outflows from financing activities in 2009 included reductions of $163.5 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances, offset by a $5.1 million reclassification of advances from the long-term category.  Repayments of notes payable and net reductions in securities sold under repurchase agreements were $19.8 million and $11.5 million, respectively, in the first quarter of 2009.  Major financing inflows in the first quarter of 2009 included a net deposit increase of $51.4 million and $73.0 million in total proceeds from the preferred stock and warrants issued to the Treasury in January 2009.  The largest financing cash inflows in the first quarter of 2008 were $18.6 million in short-term borrowing and $45.0 million in subordinated debt proceeds that were used to finance the Heritage acquisition.  Details related to the financing of the Heritage transaction and other borrowings are provided in Note 9 of the financial statements included in this quarterly report.  The largest financing cash outflow in the first quarter of 2008 was the $94.2 million reduction in the federal funds purchased category.

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

The Company manages various market risks in its normal course of operations, including credit,

liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures at March 31, 2009 and December 31, 2008 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact on net interest income before income taxes under various rate scenarios.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income before income taxes of a stable interest rate environment to the net interest income before income taxes of a different interest rate environment in order to determine the percentage change.  The Company had less income at risk exposure as of March 31, 2009 as compared to that of December 31, 2008.  This is primarily due to the sale of callable securities that would otherwise have reflected lower income in declining interest rates due to being called in those circumstances, but would have extended to maturity in conditions of increasing interest rates.  In all interest rate scenarios, the net interest income sensitivity of the Company was well within policy limits.

The following table summarizes the affect on annual net interest income before income taxes based upon an immediate increase or decrease in interest rates of 50, 100, and 200 basis points and no change in the slope of the yield curve.  The -200 basis point shock section of the table below does not contain estimates for net interest rate sensitivity due to the low interest rate environment for the periods presented:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	-100	-50	+50	+100	+200
March 31, 2009:
Dollar change	N/A	$(1,654)	$(880)	$625	947	$1,242
Percent change	N/A	-1.9%	-1.0%	+0.7%	+1.1%	+1.4%

December 31, 2008:
Dollar change	N/A	$(1,951)	$(1,061)	$285	$401	$442
Percent change	N/A	-2.3%	-1.2%	+0.3%	+0.5%	+0.5%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank- Yorkville, a wholly owned subsidiary of the Company, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois and oral argument took place in January of 2008.  On February 27, 2009, the Appellate Court issued a split decision reversing the trial court ruling against West American.  The Company is currently in the process of seeking a review from the Illinois Supreme Court of the Appellate Court’s decision.  As a result, the Company has not recorded any amount of the original judgment

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2008.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 21, 2009.  At the meeting, stockholders voted on the election of four nominees to the board of directors with terms of service expiring in 2012, the approval of a non-binding, advisory proposal on our executive compensation and to ratify the selection of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

At the meeting, the stockholders elected J. Douglas Cheatham, James Eccher, Gerald Palmer, and James Carl Schmitz, to serve as directors with their terms expiring in 2012.  Edward Bonifas, Mary Krasner, William Meyer and William Skoglund will continue to serve as directors with their terms expiring in 2010.  Marvin Fagel, Barry Finn, William Kane, John Ladowicz and Kenneth Lindgren will continue as directors with their terms expiring in 2011.  The stockholders approved the advisory proposal on executive compensation and also approved the ratification of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth in the following tables:

1. Election of directors for terms expiring in 2012:

NOMINEE	FOR	WITHHOLD
J. Douglas Cheatham	12,014,399	709,760
James Eccher	12,078,294	645,865
Gerald Palmer	12,211,793	512,366
James Carl Schmitz	12,205,882	518,277

2. Advisory (Non-Binding) vote on Executive Compensation.

FOR	AGAINST	ABSTAIN
11,303,726	1,025,882	394,551

3. Ratification of Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2009:

FOR	AGAINST	ABSTAIN
12,470,087	124,951	129,121

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

3.1           Certificate of Designations of Series B Fixed Rate Cumulative Perpetual Preferred Stock, dated January 14, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 16, 2009)

4.1           Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 16, 2009)

4.2           Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 16, 2009)

10.1         Letter Agreement, dated January 16, 2009, by and between the Company, and the United States Department of the Treasury, which includes the Securities Purchase Agreement - Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 16, 2009)

10.2         Form of Waiver, executed by each of the Company’s senior executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 16, 2009)

10.3         Form of Omnibus Amendment, executed by each of the Company’s senior executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 16, 2009)

31.1         Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

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
J. Douglas Cheatham

Executive Vice-President and
Chief Financial Officer, Director
(principal financial and accounting officer)

DATE: May 11, 2009