Form 10-K/A
period 2008-12-31
OLD SECOND BANCORP INC
filed 2009-06-29
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

Old Second Bancorp, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009, in order to (i) revise the description of Mr. Sloan’s business experience for the past 5 years and (ii) confirm that the sections of the Company’s proxy statement entitled “Executive Compensation”, “Director Compensation”, and “Compensation Discussion and Analysis” are incorporated by reference into the Form 10-K and are deemed filed as part of the Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on March 16, 2009, or modify or update those disclosures affected by subsequent events.  Except as described above, the Company has not modified or updated other disclosures or information presented in the original Form 10-K.

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
Age 43; 2005

Rodney L. Sloan Age 49; 2007

During the past five years, Mr. Sloan has served as Senior Vice President and Senior Lending Officer for Old Second Bancorp, Inc. In 2007, Mr. Sloan assumed the title of Executive Vice President, Chief Risk Officer, taking on additional responsibility for overall Enterprise Risk Management for the Company

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

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

Item 11. Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Election of Directors”, “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Transactions with Management”.  Such information shall be deemed to be filed with this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10-Q filed on November 9, 2006 and incorporated herein by reference)

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference)

10.3	Form of indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003 and incorporated herein by reference)

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008 and incorporated herein by reference)

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10,2005

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference)

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference)

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference)

10.9

Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference)

10.10

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference)

10.11

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as an exhibit to the Company’s Form 8-K filed on January 16, 2009 and incorporated here in by reference)

13.1	The Company’s 2008 Annual Report to Stockholders (Previously filed on March 16, 2009 as an exhibit to the Company’s original Annual Report on Form 10-K)

21.1	A list of all subsidiaries of the Company (Previously filed on March 16, 2009 as an exhibit to the Company’s original Annual Report on Form 10-K)

23.1	Consent of Grant Thornton LLP (Previously filed on March 16, 2009 as an exhibit to the Company’s original Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

DATE: June 29, 2009