Form 10-Q
period 2009-06-30
OLD SECOND BANCORP INC
filed 2009-08-10
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2009, the Registrant had outstanding 13,824,561 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$43,198	$66,099
Interest bearing deposits with financial institutions	3,241	809
Federal funds sold	37,284	5,497
Short-term securities available-for-sale	3,176	809
Cash and cash equivalents	86,899	73,214
Securities available-for-sale	246,318	405,577
Federal Home Loan Bank and Federal Reserve Bank stock	13,044	13,044
Loans held-for-sale	23,161	23,292
Loans	2,212,977	2,271,114
Less: allowance for loan losses	74,551	41,271
Net loans	2,138,426	2,229,843
Premises and equipment, net	60,557	62,522
Other real estate owned	15,590	15,212
Mortgage servicing rights, net	1,725	1,374
Goodwill	—	59,040
Core deposit and other intangible assets, net	7,238	7,821
Bank-owned life insurance (BOLI)	49,228	48,754
Accrued interest and other assets	78,051	44,912
Total assets	$2,720,237	$2,984,605

Liabilities
Deposits:
Non-interest bearing demand	$315,599	$318,092
Interest bearing:
Savings, NOW, and money market	938,215	928,204
Time	1,095,463	1,140,832
Total deposits	2,349,277	2,387,128
Securities sold under repurchase agreements	26,801	46,345
Federal funds purchased	—	28,900
Other short-term borrowings	11,175	169,383
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	23,184
Accrued interest and other liabilities	21,845	33,191
Total liabilities	2,512,976	2,791,509

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares at June 30, 2009; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at June 30, 2009, $1,000.00 liquidation value	68,619	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 18,373,008 at June 30, 2009 and 18,304,331 at December 31, 2008; outstanding 13,824,561 at June 30, 2009 and 13,755,884 at December 31, 2008	18,373	18,304
Additional paid-in capital	63,956	58,683
Retained earnings	152,442	213,031
Accumulated other comprehensive loss	(1,330)	(2,123)
Treasury stock, at cost, 4,548,447 shares at June 30, 2009 and December 31, 2008	(94,799)	(94,799)
Total stockholders’ equity	207,261	193,096
Total liabilities and stockholders’ equity	$2,720,237	$2,984,605

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Year to Date
	June 30,		June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$29,834	$34,257	$59,948	$68,562
Loans held-for-sale	305	184	617	408
Securities, taxable	2,173	4,197	5,969	8,926
Securities, tax exempt	1,416	1,513	2,847	2,997
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	57	17	113	34
Federal funds sold	1	55	3	84
Interest bearing deposits with financial institutions	2	7	4	11
Total interest and dividend income	33,788	40,230	69,501	81,022
Interest Expense
Savings, NOW, and money market deposits	1,546	3,504	3,392	8,314
Time deposits	9,062	11,431	18,763	23,755
Securities sold under repurchase agreements	17	202	115	538
Federal funds purchased	31	193	73	1,163
Other short-term borrowings	74	612	221	1,401
Junior subordinated debentures	1,072	1,072	2,144	2,137
Subordinated debt	309	477	799	792
Notes payable and other borrowings	3	211	114	454
Total interest expense	12,114	17,702	25,621	38,554
Net interest and dividend income	21,674	22,528	43,880	42,468
Provision for loan losses	47,500	1,900	56,925	2,800
Net interest and dividend (expense) income after provision for loan losses	(25,826)	20,628	(13,045)	39,668
Non-interest Income
Trust income	1,846	2,190	3,735	4,372
Service charges on deposits	2,173	2,313	4,285	4,368
Secondary mortgage fees	469	232	878	515
Mortgage servicing income	134	143	271	295
Net gain on sales of mortgage loans	2,710	1,768	5,196	3,713
Securities gains, net	1,391	1,075	1,314	1,383
Increase in cash surrender value of bank owned life insurance	347	333	474	620
Debit card interchange income	635	618	1,211	1,169
Net interest rate swap (losses) gains	(957)	148	(567)	148
Other income	1,232	1,283	2,399	2,380
Total non-interest income	9,980	10,103	19,196	18,963
Non-interest Expense
Salaries and employee benefits	9,676	11,572	20,561	23,195
Occupancy expense, net	1,645	1,559	3,160	2,997
Furniture and equipment expense	1,742	1,585	3,482	3,371
FDIC insurance	2,421	310	3,238	612
Amortization of core deposit and other intangible asset	291	296	583	496
Advertising expense	242	636	674	1,008
Impairment of goodwill	57,579	—	57,579	—
Other real estate expense	2,983	—	3,879	5
Other expense	3,929	4,133	8,681	8,568
Total non-interest expense	80,508	20,091	101,837	40,252
(Loss) Income before income taxes	(96,354)	10,640	(95,686)	18,379
(Benefit) provision for income taxes	(37,928)	3,318	(38,244)	5,493
Net (loss) income	$(58,426)	$7,322	$(57,442)	$12,886
Preferred stock dividends and accretion	1,235	—	2,036	—
Net (loss) income available to common stockholders	$(59,661)	$7,322	$(59,478)	$12,886

Basic (loss) earnings per share	$(4.29)	$0.53	$(4.29)	$0.96
Diluted (loss) earnings per share	(4.29)	0.53	(4.29)	0.95
Dividends declared per share	0.04	0.16	0.08	0.32

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(57,442)	$12,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,491	2,243
Amortization of leasehold improvement	91	86
Amortization and recovery of mortgage servicing rights, net	(33)	368
Provision for loan losses	56,925	2,800
Provision for deferred tax expense	37,259	—
Originations of loans held-for-sale	(284,811)	(193,457)
Proceeds from sales of loans held-for-sale	289,376	206,708
Net gain on sales of mortgage loans	(5,196)	(3,713)
Change in current income taxes payable	(42,042)	474
Increase in cash surrender value of bank-owned life insurance	(474)	(620)
Change in accrued interest receivable and other assets	(26,706)	4,623
Change in accrued interest payable and other liabilities	(10,086)	(6,195)
Net premium amortization on securities	390	327
Securities gains, net	(1,314)	(1,383)
Impairment of goodwill	57,579	—
Amortization of core deposit and other intangible assets	583	496
Stock based compensation	526	505
Gain on sale of other real estate owned	(293)	—
Write-down of other real estate owned	3,412	—
Net cash provided by operating activities	20,235	26,148
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	100,743	159,258
Proceeds from sales of securities available-for-sale	202,040	61,819
Purchases of securities available-for-sale	(141,450)	(80,876)
Net change in loans	28,689	(39,925)
Investment in other real estate owned	(1,933)	—
Proceeds from sales of other real estate owned	4,067	—
Cash paid for acquisition, net of cash and cash equivalents retained	—	(38,735)
Net purchases of premises and equipment	(617)	(3,056)
Net cash provided by investing activities	191,539	58,485
Cash flows from financing activities
Net change in deposits	(37,851)	10,881
Net change in securities sold under repurchase agreements	(19,544)	(8,455)
Net change in federal funds purchased	(28,900)	(143,900)
Net change in other short-term borrowings	(163,342)	21,052
Proceeds from the issuance of preferred stock	68,245	—
Proceeds from the issuance of common stock warrants	4,755	—
Proceeds from the issuance of subordinated debt	—	45,000
Proceeds from junior subordinated debentures	—	979
Proceeds from notes payable and other borrowings	2,240	3,882
Repayment of note payable	(19,790)	(3,000)
Proceeds from exercise of stock options	55	54
Tax benefit from stock options exercised	—	25
Tax benefit from dividend equivalent payment	6	—
Dividends paid	(3,963)	(3,865)
Net cash used in financing activities	(198,089)	(77,347)
Net change in cash and cash equivalents	13,685	7,286
Cash and cash equivalents at beginning of period	73,214	64,739
Cash and cash equivalents at end of period	$86,899	$72,025

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  - Continued

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Supplemental cash flow information
Income taxes paid	$2,330	$7,282
Interest paid for deposits	22,753	32,165
Interest paid for borrowings	3,506	6,564
Non-cash transfer of loans to other real estate	5,631	608
Non-cash transfer of notes payable to other short-term borrowings	5,134	—
Change in dividends declared not paid	(1,190)	372
Non-cash transfer related to deferred taxes on goodwill	1,461	—

2008 Acquisition of HeritageBanc, Inc.
Non-cash assets acquired:
Securities available-for-sale		$43,971
Federal Home Loan Bank and Federal Reserve Bank stock		1,470
Loans, net		283,552
Premises and equipment		11,567
Goodwill		56,884
Core deposit and other intangible asset		8,917
Other assets		1,403
Total non-cash assets acquired		$407,764

Liabilities assumed:
Deposits		294,355
Federal funds purchased		17,100
Advances from the Federal Home Loan Bank		9,331
Other liabilities		5,243
Total liabilities assumed		326,029
Net non-cash assets acquired		$81,735

Cash and cash equivalents acquired		$5,718

Stock issuance in lieu of cash paid in acquisition		$43,000

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2007	$16,695	$—	$16,114	$209,867	$1,971	$(94,758)	$149,889
Comprehensive income:
Net income				12,886			12,886
Change in net unrealized gain on securities available-for-sale net of $1,314 tax effect					(1,997)		(1,997)
Total comprehensive income							10,889
Dividends declared, $.31 per share				(4,237)			(4,237)
Purchase of Heritage	1,564		41,436				43,000
Change in restricted stock	27		(27)				—
Stock options exercised	5		49				54
Tax effect of stock options exercised			25				25
Stock based compensation			505				505
Balance, June 30, 2008	$18,291	$—	$58,102	$218,516	$(26)	$(94,758)	$200,125

Balance, December 31, 2008	$18,304	$—	$58,683	$213,031	$(2,123)	$(94,799)	$193,096
Comprehensive loss:
Net loss				(57,442)			(57,442)
Change in net unrealized gain on securities available-for-sale net of $452 tax effect					793		793
Total comprehensive income							(56,649)
Dividends Declared, $.08 per share				(1,111)			(1,111)
Change in restricted stock	63		(63)				—
Stock options exercised	6		49				55
Tax effect of dividend equivalent payments			6				6
Stock based compensation			526				526
Preferred dividends declared (5% per preferred share)		374		(2,036)			(1,662)
Issuance of preferred stock		68,245					68,245
Issuance of stock warrants			4,755				4,755
Balance, June 30, 2009	$18,373	$68,619	$63,956	$152,442	$(1,330)	$(94,799)	$207,261

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2008.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 became effective on January 1, 2009.  All previously reported earnings per share data have been retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1.  The provisions of FSP EITF 03-6-1 did not have a material impact upon the Company’s earnings per share calculations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP 107-1 and Accounting Principles Bulletin (“APB”) 28-1 was effective for interim and annual financial periods ending after June 15, 2009, and the impact upon adoption was not material to the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2, FAS124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary-Impairment.  The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  FAS 115-2, FAS 124-2 and EITF 99-20-2 was effective for interim and annual periods ending after June 15, 2009, and the impact upon adoption was not material to the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP was effective for interim and annual periods ending after June 15, 2009 and the impact upon adoption was not material to the Company’s financial condition or results of operations.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS No. 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS 165 is effective for interim or annual periods ending after June 15, 2009.  Management adopted the provisions of FAS 165 and this change is reflected in Note 19 - Subsequent Events.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“FAS No. 166”).  FAS 166 amends the derecognition accounting and disclosure guidance relating to FAS 140.  FAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPE”s), it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with FAS 167.  FAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is currently assessing the impact of FAS 166 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  FAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FAS 167, as well as QSPE’s that are currently excluded from the scope of FAS 167.  FAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is currently assessing the impact of FAS 167 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued Statement No. 168,  FASB Accounting Standards Codification™   and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“FAS 168”).  FAS 168 will officially become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  FAS 168 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the FAS 168 will be considered nonauthoritative.  FAS 168 is effective for interim or annual reporting periods ending after September 15, 2009.

Note 2 – Business Combination

Old Second Acquisition, Inc., was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of the Company, and HeritageBanc, Inc. (“Heritage”), located in Chicago Heights.  The parties consummated the merger on February 8, 2008, at which time Old Second Acquisition, Inc. was merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, with Old Second National Bank as the surviving bank (the “Bank”).  After the completion of the merger transaction, Heritage was dissolved and is no longer an existing subsidiary.  The purchase price was paid through a combination of cash and approximately 1.6 million shares of the Company’s common stock totaling $86.0 million, excluding transaction costs.  The final accounting for the transaction generated $55.4 million in goodwill and $8.9 million in intangible assets subject to amortization.

The business combination was accounted for under the purchase method of accounting.  Accordingly, the results of operations of Heritage have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired was recorded as goodwill.  The following table summarizes the allocation of the purchase price.

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

The Company decreased the goodwill attributable to the Heritage transaction by $1.4 million in the first quarter of 2009 along with an offsetting decrease to deferred tax liabilities.  In addition, the Company recorded a goodwill impairment charge of $57.6 million in the second quarter of 2009, which primarily resulted from the goodwill that was attributable to Heritage.  See Note 6 in these Notes to Consolidated Financial Statements and Item 2 of this quarterly report for additional information on the goodwill impairment charge.

The following is the unaudited pro forma consolidated results of operations of the Company as though Heritage had been acquired as of the beginning of the periods indicated.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net interest income after provision	$20,554	$40,795
Noninterest income	10,103	19,181
Noninterest expense	20,068	45,849
Income before income taxes	10,589	14,127
Income taxes	3,508	4,249
Net income	$7,081	$9,878

Per common share information
Earnings	$0.52	$0.72
Diluted earnings	$0.51	$0.71

Average common shares issued and outstanding	13,742,576	13,741,381
Average diluted common shares outstanding	13,856,956	13,870,457

Included in the pro forma results of operations for the six months ended June 30, 2008 were one-time pretax merger costs of $3.9 million.

Note 3 – Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:
U.S. Treasury	$1,498	$47	$—	$1,545
U.S. government agencies	18,760	495	—	19,255
U.S. government agency mortgage-backed	38,489	1,573	(48)	40,014
States and political subdivisions	146,670	3,139	(1,462)	148,347
Collateralized mortgage obligations	28,411	762	(39)	29,134
Collateralized debt obligations	17,809	—	(6,698)	11,111
Equity securities	99	—	(11)	88
	$251,736	$6,016	$(8,258)	$249,494
December 31, 2008:
U.S. Treasury	$1,496	$72	$—	$1,568
U.S. government agencies	95,290	1,178	(113)	96,355
U.S. government agency mortgage-backed	86,062	1,396	(208)	87,250
States and political subdivisions	150,313	2,939	(1,659)	151,593
Collateralized mortgage obligations	58,684	711	(125)	59,270
Collateralized debt obligations	17,834	—	(7,567)	10,267
Equity securities	99	—	(16)	83
	$409,778	$6,296	$(9,688)	$406,386

Recognition of other-than-temporary impairment was not necessary in the quarter ended June 30, 2009 or the year ended December 31, 2008.  The changes in fair values related to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration although the amount of deferrals and defaults in the pooled collateralized debt obligation increased from December 31, 2008.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement,  management included a risk premium adjustment as of June 30, 2009, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO security has continued to decrease and information on orderly transaction sales was not generally available. Accordingly, management designated this security as a level 3 security as described in note 15 of this quarterly report.  Management does not have the intent to sell the above securities and it is more likely than not the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is backed by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
June 30, 2009
Class A1	$9,382	$5,662	$(3,720)	BB+	63	$86,000	11.5%	$296,938	39.6%
Class A2A	8,427	5,449	(2,978)	BB-	63	86,000	11.5%	199,938	26.7%
	$17,809	$11,111	$(6,698)

December 31, 2008
Class A1	$9,478	$4,657	$(4,821)	AAA	63	$37,500	5.0%	$340,917	45.5%
Class A2A	8,356	5,610	(2,746)	AAA	63	37,500	5.0%	243,917	32.5%
	$17,834	$10,267	$(7,567)

(1) Moody’s credit rating for class A1 and A2A were A1 and Baa2, respectively, as of June 30, 2009.  The Moody’s credit ratings at  December 31, 2008 for class A1 and A2A were both Aaa.  The Fitch ratings for  class A1 and A2A were AA and A, respectively, as of June 30, 2009.  The Fitch ratings at  December 31, 2008 for class A1 and A2A were both AAA.

In addition to other equity securities, which are recorded at estimated market value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $3.8 million and $9.3 million, respectively, at June 30, 2009, and at December 31, 2008.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on that common stock.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 4 – Loans

Major classifications of loans were as follows:

	June 30,	December 31,
	2009	2008
Commercial and industrial	$211,773	$244,019
Real estate - commercial	952,561	929,576
Real estate - construction	341,350	373,704
Real estate - residential	684,495	701,221
Installment	16,502	19,116
Overdraft	3,104	761
Lease financing receivables	4,823	4,396
	2,214,608	2,272,793
Net deferred loan fees and costs	(1,631)	(1,679)
	$2,212,977	$2,271,114

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses as of June 30 are summarized as follows:

	2009	2008
Balance at beginning of period	$41,271	$16,835
Addition resulting from acquisition	—	3,039
Provision for loan losses	56,925	2,800
Loans charged-off	(23,880)	(1,267)
Recoveries	235	176
Balance at end of period	$74,551	$21,583

Note 6 – Goodwill and Intangibles

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis as of September 30 and February 28, respectively, or more often if events or circumstances indicate that they may be impaired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  As of June 30, 2009, the Company’s market capitalization continued to be less than its stockholders’ common equity as the Company’s stock continued to trade at a price below its book value.  Consistent with prior quarters, the Company considered this and other factors, including the items outlined in the process described below.  The Company employs general industry practices in evaluating the impairment of its goodwill using a two-step process that begins with an estimation of the fair value of the reporting unit.  The first step includes a screen for potential impairment.  The second step, if necessary, measures the amount of impairment, if any.  Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

The first step of the analysis as of June 30, 2009 was to determine if there was a potential impairment.  The Company used both an income and market approach as part of this analysis.  The income approach was based on discounted cash flows, which were derived from internal forecasts and economic expectations for the reporting unit.  The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate.  The discount rates used in the income approach evaluated at June 30, 2009 ranged from 17.5% to 22.5% to attempt to incorporate discount rates a market participant might employ in its valuation of Old Second National Bank.  The market approach calculated the change of control price a market participant could reasonably be expected to pay for the Bank by adding a change of control premium.  The results of the first step of the analysis indicated that the Bank’s carrying value exceeded its fair value, which indicated that an impairment existed and required that the Company perform the second step of the analysis to determine the amount of the impairment, if any.  The second step of the analysis involves a valuation of all of the assets of the Bank as if it had just been acquired and comparing that valuation with the carrying amount of goodwill.  The results of the second step of the analysis determined that goodwill was impaired, which resulted in the pre-tax impairment charge of $57.6 million.  This was a total impairment and no goodwill remains as a result of this impairment charge.  See the management discussion in Item 2 for additional information related to this noninterest expense.  The portion of the goodwill intangible asset charge that was attributable to Heritage was tax deductible and had an associated $22.0 million deferred tax asset, and although not anticipated, there can be no guarantee that a valuation allowance against this deferred tax asset will not be necessary in future periods.

Management also performed an annual review of the core deposit and other intangible assets.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of June 30, 2009.  No assurance can be given that future impairment tests will not result in a charge to earnings.  The core deposit and other intangible assets related to Heritage were $8.9 million at acquisition.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first six months ended June 30, 2009, and the year ended December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$59,040	$7,821	$2,130	$—
Addition resulting from acquisition	—	—	56,910	8,917
Amortization / adjustments (1)	(1,461)	(583)	—	(1,096)
Impairment	(57,579)	—	—	—
Balance at end of period	$—	$7,238	$59,040	$7,821

(1) The $1.46 million adjustment to goodwill was recorded in the first quarter of 2009.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of June 30, 2009 (in thousands):

Amount
For the rest of 2009	$583
2010	1,130
2011	847
2012	780
2013	732
Thereafter	3,166
Total	$7,238

Note 7 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of June 30, summarized as follows:

	2009	2008
Balance at beginning of period	$1,973	$2,569
Additions	318	86
Amortization	(512)	(449)
Balance at end of period	1,779	2,206
Changes in the valuation allowance for servicing assets were as follows:
Balance at beginning of period	(599)	(87)
Provisions for impairment	(254)	(475)
Recovery credited to expense	799	556
Balance at end of period	(54)	(6)
Net balance	$1,725	$2,200

Note 8 — Deposits

Major classifications of deposits as of June 30, 2009 and December 31, 2008, were as follows:

	2009	2008
Non-interest bearing demand	$315,599	$318,092
Savings	160,697	109,991
NOW accounts	382,473	274,888
Money market accounts	395,045	543,325
Certificates of deposit of less than $100,000	644,208	696,240
Certificates of deposit of $100,000 or more	451,255	444,592
	$2,349,277	$2,387,128

Note 9 — Borrowings

The following table is a summary of borrowings as of June 30, 2009 and December 31, 2008:

	2009	2008
Securities sold under repurchase agreements	$26,801	$46,345
Federal funds purchased	—	28,900
FHLB advances	5,077	167,018
Treasury tax and loan	6,098	2,365
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	23,184
	$141,854	$371,190

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they were secured by securities with a carrying amount of $30.3 and $48.5 million at June 30, 2009 and December 31, 2008, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these borrowings were collateralized by FHLBC stock of $9.3 million and loans totaling $377.3 million at June 30, 2009.  FHLBC stock of $9.3 million and loans totaling $318.4 million were pledged as of December 31, 2008.  The Company also established borrowing privileges at the FRB in 2009 that were supported by $110.3 million of pledged loans as of June 30, 2009.  This new borrowing facility with the FRB was unused as of June 30, 2009.

The Bank is a Treasury Tax & Loan (TT&L) depository for the FRB and, as such, we accept TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of June 30, 2009 and December 31, 2008, TT&L deposits were $6.1 million and $2.4 million, respectively.

On January 31, 2008, the Company entered into a $75.5 million credit facility with Bank of America, N.A. (“the Lender”), which was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The senior debt facility included a $500,000 term loan with a maturity of March 31, 2018, and a revolving loan with a maturity of March 31, 2010.  The loans replaced a $30.0 million revolving line of credit facility previously held with Marshall & Ilsley Bank.  At June 30, 2009, no balance was outstanding on that revolving line.  The subordinated debt matures on March 31, 2018.

The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The senior debt is secured with all of the issued and outstanding shares of Old Second National Bank.  The proceeds of the $45.0 million of subordinated debt were used primarily to finance the acquisition of Heritage including transaction costs.  The $30.5 million senior debt facility is for general corporate purposes and was primarily used in the past to repurchase common stock.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2009, the Company did not comply with two of the financial covenants contained within that credit agreement and additional details related to that noncompliance are discussed in Item 2 of this quarterly report under the heading, Deposits and Borrowings.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the Lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the Senior Debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  As illustrated in the above table, the total outstanding principal amount of the Senior Debt is $500,000.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the Lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s breach of a financial covenant.

In its notice to the Company, the Lender indicated that after the 30 day period lapses following the notice, the Lender will not extend any additional credit or make additional disbursements to or for the benefit of the Company.  The Lender also indicated that it is not presently exercising any of its other rights or remedies under the Agreement and that it reserves all of its rights and remedies available to the Lender.  The Company and the Lender are in discussions regarding the potential resolution of the issues, including a change in the covenants.

Note 10 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time hereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.    The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  The proceeds from this trust preferred offering were used to finance the common stock tender offer in May 2007.

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 11 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted share rights (restricted stock and restricted stock units), and stock appreciation rights.  Total shares issuable under the plan were 516,751 at June 30, 2009 and 664,277 at December 31, 2008.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted share rights vest three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $277,000 in the second quarter of 2009 and $526,000 in the first half of 2009.  The total income tax benefit was $97,000 in the second quarter of 2009 and $184,000 in the first half of 2009.  Total compensation cost that has been charged against income for those plans was $253,000 in the second quarter of 2008 and $505,000 in the first half of 2008.  The total income tax benefit was $88,000 in the second quarter of 2008 and $177,000 in the first half of 2008.

There were no stock options exercised or granted during the second quarter of 2009.  There were 5,500 stock options exercised during the second quarter of 2008.  There were no stock options granted during the second quarter of 2008.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $374,000 as of June 30, 2009, and is expected to be recognized over a weighted-average period of 1.17 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $708,000 as of June 30, 2008, and was expected to be recognized over a weighted-average period of 2.12 years.

A summary of stock option activity in the Incentive Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding at January 1, 2009	722,132	$24.03
Granted	16,500	7.49
Exercised	(5,334)	10.13
Canceled	(13,000)	29.12
Expired	—	—
Ending outstanding at June 30, 2009	720,298	$23.66	5.05	$—
Exercisable at end of period	617,136	$23.46	4.49	$—

Beginning outstanding at January 1, 2008	740,798	$23.67
Granted	—	—
Exercised	(5,500)	9.85
Expired	—	—
Ending outstanding at June 30, 2008	735,298	$23.78	5.81	$231,354
Exercisable at end of period	592,966	$22.70	5.02	$231,354

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	June 30, 2009
		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2009	86,662	$6.45
Granted	16,500	2.01
Vested	—	—
Nonvested at June 30, 2009	103,162	$5.74

A summary of stock option activity as of June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Intrinsic value of options exercised	$—	$63,560	$673	$63,560
Cash received from option exercises	—	54,195	54,033	54,195
Tax benefit realized from option exercises	—	25,262	268	25,262
Weighted average fair value of options granted	$—	$—	$2.01	$—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  Restricted stock units were granted beginning in 2009 under the Incentive Plan.  No shares were issued during either the second quarter of 2009 or the second quarter of 2008.  These share rights are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These share rights vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	June 30, 2009		June 30, 2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	53,311	$28.49	46,065	$30.09
Granted	133,724	7.49	27,254	27.75
Vested	—	—	—	—
Forfeited	(2,698)	29.29	—	—
Nonvested at June 30	184,337	$13.24	73,319	$29.22

Total unrecognized compensation cost of restricted share rights was $1.3 million as of June 30, 2009, which is expected to be recognized over a weighted-average period of 2.86 years.  Total unrecognized compensation cost of restricted share rights was $1.0 million as of June 30, 2008, which was expected to be recognized over a weighted-average period of 2.00 years.  There were no restricted share rights vested at June 30, 2009 or June 30, 2008.

Note 12 — Earnings Per Share

The (loss) earnings per share is included below as of June 30 (in thousands except for share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic (loss) earnings per share:
Weighted-average common shares outstanding	13,824,561	13,742,576	13,808,266	13,414,758
Weighted-average common shares less stock based awards	13,707,907	13,669,257	13,707,583	13,341,589
Weighted-average common shares stock based awards	184,337	73,319	150,791	73,169
Net (loss) income	$(58,426)	$7,322	$(57,442)	$12,886
Dividends and accretion of discount on preferred shares	1,235	—	2,036	—
Net (loss) income available to common shareholders	(59,661)	7,322	(59,478)	12,886
Common stock dividends	(548)	(2,188)	(1,097)	(4,215)
Un-vested share-based payment awards	(7)	(11)	(14)	(22)
Undistributed (Loss) Earnings	(60,216)	5,123	(60,589)	8,649
Basic (loss) earnings per share common undistributed earnings	(4.33)	0.37	(4.37)	0.64
Basic (loss) earnings per share common distributed earnings	0.04	0.16	0.08	0.32
Basic (loss) earnings per share	$(4.29)	$0.53	$(4.29)	$0.96
Diluted (loss) earnings per share:
Weighted-average common shares outstanding	13,824,561	13,742,576	13,808,266	13,414,758
Dilutive effect of restricted shares (1)	83,164	31,078	76,461	29,532
Dilutive effect of stock options	—	83,302	—	99,544
Diluted average common shares outstanding	13,907,725	13,856,956	13,884,727	13,543,834
Net (loss) income available to common stockholders	$(59,661)	$7,322	$(59,478)	$12,886
Diluted (loss) earnings per share	$(4.29)	$0.53	$(4.29)	$0.95

Number of antidilutive options excluded from the diluted earnings per share calculation	1,576,637	475,000	1,576,637	475,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 13 — Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Unrealized holding (losses) gains on available-for-sale securities arising during the period
U.S. Treasury	$(11)	$(276)	$(25)	$130
U.S. government agencies	(225)	(1,461)	(255)	(19)
U.S. government agency mortgage-backed	(218)	(1,195)	920	(221)
States and political subdivisions	(220)	(2,277)	368	(1,389)
Collateralized mortgage obligations	(113)	(1,037)	582	(428)
Collateralized debt obligations	5,470	513	869	(8)
Equity securities	8	8	5	7
	4,691	(5,725)	2,464	(1,928)
Related tax (expense) benefit	(1,866)	2,262	(973)	766
Holding gains (losses) after tax	$2,825	$(3,463)	$1,491	$(1,162)

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. Treasury	$—	$—	$—	$95
U.S. government agencies	372	117	315	334
U.S. government agency mortgage-backed	583	572	583	572
States and political subdivisions	(5)	(14)	(29)	(18)
Collateralized mortgage obligations	441	201	445	201
Collateralized debt obligations	0	199	0	199
Equity securities	0	0	0	0
Net realized gains	1,391	1,075	1,314	1,383
Income tax expense on net realized gains	(552)	(426)	(521)	(548)
Net realized gains after tax	839	649	793	835
Other comprehensive income (loss) on available-for-sale	1,986	(4,112)	698	(1,997)

Changes in fair value of derivatives used for cashflow hedges arising during the period	—	—	158	—
Related tax expense	—	—	(63)	—
Other comprehensive income on cashflow hedges	—	—	95	—
Total other comprehensive income (loss)	$1,986	$(4,112)	$793	$(1,997)

Note 14 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $816,000 and $1.3 million in the first six months of 2009 and 2008, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match in 2009.  Management had increased the discretionary plan expense in 2008, in part to accommodate the additional permanent employees from Heritage.

Note 15 — Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As disclosed in the Company’s 2008 Annual Report, the impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  As of April 1, 2009, the Company elected the fair value option for the loans held-for-sale. The Company did not elect the fair value option for any other financial assets or financial liabilities.

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

•      Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO security has continued to decrease and information on orderly sale transactions was not generally available.

•      Marketable equity securities are priced using available market information.

•      Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held for sale is determined using quoted secondary market prices.

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

•      The credit valuation reserve on customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2009 and December 31, 2008, respectively, measured at fair value on a recurring basis:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale	$1,581	$236,750	$11,163	$249,494
Loans held-for-sale	—	23,161	—	23,161
Other assets (Interest rate swap agreements)	—	3,051	—	3,051
Other assets (Interest rate swap credit valuation)	—	—	(1,537)	(1,537)
Other assets (Forward loan commitments to investors)	—	(39)	—	(39)
Total	$1,581	$262,923	$9,626	$274,130

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,051	$—	$3,051
Other liabilities (Interest rate lock commitments to borrowers)	—	(482)	—	(482)
Other liabilities (Risk Participation Agreement)	—	—	29	29
Total	$—	$2,569	$29	$2,598

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$22,779	$383,555	$52	$406,386
Other assets (Interest rate swap agreements)	—	4,860	—	4,860
Other assets (Forward loan commitments to investors)	—	(148)	—	(148)
Total	$22,779	$388,267	$52	$411,098

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$5,018	$—	$5,018
Other liabilities (Interest rate lock commitments to borrowers)	—	(148)	—	(148)
Other liabilities (Risk Participation Agreement)	—	—	26	26
Total	$—	$4,870	$26	$4,896

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2009
	Investment	Interest Rate	Risk
	securities available	Swap	Participation
	for sale	Valuation	Agreement
Beginning balance January 1, 2009	$52	$—	$(26)
Total gains or losses (realized/unrealized)
Included in earnings	—	—	(3)
Included in other comprehensive income	—	—	—
Purchases and issuances	—	(1,537)	—
Settlements	—	—	—
Expirations	—	—	—
Transfers in and /or out of Level 3	11,111	—	—
Ending balance June 30, 2009	$11,163	$(1,537)	$(29)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights and impaired loans.  At December 31, 2008, loans held-for-sale were valued at the lower-of-cost basis.  For assets measured at fair value on a nonrecurring basis on hand at June 30, 2009 and December 31, 2008, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights (1)	$—	$—	$1,725	$1,725
Impaired loans (2)	—	—	80,963	80,963
Total	$—	$—	$82,688	$82,688

(1)   Mortgage servicing rights, which are carried at the lower-of-cost or fair value, totaled $1.7 million, which is net of a valuation reserve amount of approximately $54,000.  A net recovery of $545,000 was included in earnings for the first six months ending June 30, 2009.

(2)   Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $102.0 million, with a valuation allowance of $17.6 million, resulting in a increase of specific allocations within the provision for loan losses of $2.3 million for the first six months ending June 30, 2009.  The carrying value of loans fully charged off is zero.

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights (1)	$—	$—	$1,374	$1,374
Impaired loans (2)	—	—	65,792	65,792
Total	$—	$—	$67,166	$67,166

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

Note 16 — Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

To meet the financing needs of its customers, the Bank, as a subsidiary of the Company, is a party to various financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans as well as financial standby, performance standby and commercial letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and letters of credit are represented by the dollar amount of those instruments.  Management generally uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company also has interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. The Bank had 5.8 million in investment securities pledged to support interest rate swap activity with the correspondent financial institution at June 30, 2009. There was no related pledge requirement at December 31, 2008. In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 15 above.  At June 30, 2009, the notional amount of non-hedging interest rate swaps was $82.8 million with a weighted average maturity of 4.5 yrs.  At December 31, 2008, the notional amount of non-hedging interest rate swaps was $52.6 million with a weighted average maturity of 4.5 years.

As of June 30, 2009, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper bound of dollar exposure of this credit risk is approximately $565,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The actual potential credit risk of the RPA at June 30, 2009 was approximately $362,000.

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

The following table presents derivatives not designated as hedging instruments under SFAS 133 as of June 30, 2009.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$82,844	Other Assets	$1,514	Other Liabilities	$3,051
Commitments (1)	409,321	Other Assets	(39)	N/A	—
Forward contracts	50,899	N/A	—	Other Liabilities	(482)
Risk participation agreements	7,000	N/A	—	Other Liabilities	29
Total			$1,475		$2,598

(1)Includes unused loan commitments, interest rate lock commitments and forward rate lock commitments.

The Bank issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.  Financial standby, performance standby and commercial letters of credit totaled $18.7 million, $27.5 million, and $10.8 million at June 30, 2009, respectively.  Financial standby, performance standby and commercial letters of credit totaled $21.5 million, $28.3 million, and $13.1 million at December 31, 2008, respectively.  Financial standby letters of credit have terms ranging from two months to two years.  Performance standby letters of credit have terms ranging from three months to four and a half years.  Commercial letters of credit have terms ranging from five months to five years.

Note 17 — Fair Values of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair values approximate carrying amount for all items except those described in the following table.  Security fair values are generally based upon market price or dealer quotes except as described in Note 15 above.  For non-marketable securities such as FHLBC and FRB stock, the carrying amounts reported in the balance sheet approximate fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks and federal funds sold	$80,482	$80,482	$71,596	$71,596
Interest bearing deposits with financial institutions	3,241	3,241	809	809
Securities available-for-sale	249,494	249,494	406,386	406,386
FHLB and FRB Stock	13,044	13,044	13,044	13,044
Bank owned life insurance	49,228	49,228	48,754	48,754
Loans, net and loans held-for-sale	2,161,587	2,162,176	2,253,135	2,266,331
Accrued interest receivable	9,997	9,997	11,910	11,910
	$2,567,073	$2,567,662	$2,805,634	$2,818,830
Financial liabilities:
Deposits	$2,349,277	$2,367,779	$2,387,128	$2,408,381
Securities sold under repurchase agreements	26,801	26,806	46,345	46,348
Federal funds purchased	—	—	28,900	28,900
Other short-term borrowings	11,175	11,321	169,383	169,463
Junior subordinated debentures	58,378	53,330	58,378	56,269
Subordinated debt	45,000	44,868	45,000	44,940
Notes payable and other borrowings	500	500	23,184	23,372
Accrued interest payable	4,386	4,386	5,023	5,023
	$2,495,517	$2,508,990	$2,763,341	$2,782,696

Note 18 - Preferred Stock

The Series A Preferred Stock was issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program implemented by the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s Common Stock at an exercise price of $13.43 per share.

The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009, permits the Company to redeem the Series A Preferred Stock at any time by repaying the Treasury, without penalty and without the requirement to raise new capital, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon repayment, the Treasury will liquidate all outstanding warrants at their current market value.

Subsequent to the Company’s receipt of the $73.0 million in proceeds from the Treasury in the first quarter of 2009, the proceeds were allocated between the preferred stock and warrants that were issued.  The warrants were classified as equity, and the allocation was based on their relative fair values in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  The fair value was determined for both the preferred stock and the warrants as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

The fair value of the preferred stock was determined by using concepts in Statement 157, Fair Value Measurements, using a discounted cash flow approach.  Upon review of economic conditions and events that gave rise to the TARP Capital Purchase Program, a discount rate of 15% was selected to reflect management’s estimate of a current market rate for the Company.  Factors such as the creditworthiness of the Company, its standing as a public company, and the unique economic environment particularly as it related to financial institutions and the Treasury program were considered, as was the ability of the Company to access capital.  A final factor was management’s belief that the initial stated preferred stock dividend rate (5%) was below market, which also drove the decision to select the higher discount rate of 15%.

Note 19 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or August 10, 2009.  We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

The first quarter 2008 earnings included the contribution of the Heritage acquisition from the February 8, 2008 closing date.  The Company paid consideration of $43.0 million in cash and 1,563,636 shares of the Company’s common stock valued at $27.50 per share to consummate the Heritage acquisition.  Details related to the allocation of the purchase price for this business combination are discussed in Note 2 of the financial statements included in this quarterly report.  The terms of the credit facilities that were established to complete the acquisition are detailed in Note 9 of the financial statements included in this quarterly report.

The financial system in the United States, including our credit markets and markets for real estate and related assets, have been in a state of unprecedented disorder since early 2008.  These nationwide disruptions have resulted in extraordinary declines in the values of real estate and associated asset types, including the availability of ready markets, and have impacted the ability of many borrowers to continue to pay on their obligations.  Because of these ongoing economic conditions in the second quarter, the Company greatly increased the provision for loan losses, and experienced an increase in both loans charged off and nonperforming assets.  Net income declined considerably as a result of these occurrences.  These factors, coupled with the decrease in the market capitalization of our common stock, have resulted in the impairment of goodwill, which caused us to record a noncash charge to earnings of $57.6 million.  That charge was offset by a substantial tax benefit of $22.0 million and is discussed in the “Results of Operations” section below along with the additional details provided in Note 6 of the financial statements included in this quarterly report.

Results of Operations

The net loss for the second quarter of 2009 was $58.4 million, or $4.29 loss per diluted share, as compared with $7.3 million in net income, or $0.53 of earnings per diluted share, in the second quarter of 2008.  The net loss for the first half of 2009 was $57.4 million, or $4.28 loss per diluted share, as compared to $12.9 million in net income, or $.95 of earnings per diluted share.  The Company recognized a pre-tax goodwill impairment charge of $57.6 million in the second quarter of 2009, which was partially offset by a $22.0 million tax benefit as described below.  The Company also recorded a $56.9 million provision for loan losses in the first half of 2009, which included an addition of $47.5 million in the second quarter.  Net loan charge-offs totaled $23.6 million in the first half of 2009, which included $19.2 million of net charge-offs in the second quarter.  The provision for loan losses in the first half of 2008 was $2.8 million, which included an addition of $1.9 million in the second quarter of 2008.  Net loan charge-offs totaled $1.1 million in the first half of 2008, which included $464,000 of net charge-offs in the second quarter of 2008.  The net loss available to common stockholders was $59.7 million and $59.5 million, respectively, for the second quarter and first half of 2009, as compared to net income available to common shareholders of $7.3 million and $12.9 million, respectively, for the same periods in 2008.

Goodwill arises from business acquisitions and represents the value attributable to unidentifiable intangible elements in the business acquired.  Of the $57.6 million second quarter 2009 noncash charge, $55.4 million originated from the February 8, 2008 acquisition of HeritageBanc, Inc. and Heritage Bank.  Management regularly reviews the operating environment and strategic direction of the Bank in accordance with accounting guidance, to assess if the fair value of that reporting unit exceeds its carrying amount.  With the decline in the market price per share and earnings, and the increase in nonperforming assets, particularly loans, and the related increase in charge-offs, the second quarter 2009 analysis and valuation process resulted in management’s determination that goodwill was impaired.  The portion of the goodwill intangible asset charge that was attributable to Heritage is tax deductible and has an associated $22.0 million tax benefit.  Although not anticipated, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  Given the noncash nature of a goodwill impairment charge, this noninterest expense item had no adverse affect upon the Company’s liquidity position.  Additional details related to goodwill are provided in Note 6 of the financial statements included in this quarterly report.

Net Interest Income

Net interest income increased $1.4 million, from $42.5 million in the first half of 2008, to $43.9 million in the first half of 2009.  Average earning assets increased slightly, by $25.4 million, or .95%, from June 30, 2008 to June 30, 2009, as management continued to place increasing emphasis upon asset quality over growth and loan demand from qualified borrowers provided fewer opportunities.  Average interest bearing liabilities decreased $23.3 million, or .98%, during the same period.  The decrease in average interest bearing liabilities was influenced by these same factors.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, increased from 3.32% in the first half of 2008 to 3.39% in the first half of 2009.  The average tax-equivalent yield on earning assets decreased from 6.12% in the first half of 2008 to 5.24%, or 88 basis points, in the first half of 2009.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 3.27% to 2.20%, or 107 basis points, and the general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income.

Net interest income decreased $854,000 from $22.5 million in the second quarter of 2008 to $21.7 million in the second quarter of 2009.  The decrease in average earning assets on a quarterly comparative basis was $96.3 million, or 3.5%, from June 30, 2008 to June 30, 2009 due in part to the lack of demand from qualified borrowers.  Average interest bearing liabilities decreased $173.8 million, or 7.1%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.44% in the second quarter of 2008 to 3.42% in the second quarter of 2009.  The average tax-equivalent yield on earning assets decreased from 5.96% in the second quarter of 2008 to 5.20% in the second quarter of 2009, or 76 basis points.  The cost of interest-bearing liabilities also decreased from 2.92% to 2.15%, or 77 basis points in the same period, but the continued higher level of nonaccrual loans combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and six-month periods ended June 30, 2009 and 2008.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June, 2009 and 2008

(Dollar amounts in thousands - unaudited)

	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$2,823	$2	0.28%	$1,218	$7	2.27%
Federal funds sold	4,700	1	0.08	11,362	55	1.92
Securities:
Taxable	198,595	2,173	4.38	355,072	4,197	4.73
Non-taxable (tax equivalent)	145,612	2,178	5.98	155,918	2,328	5.97
Total securities	344,207	4,351	5.06	510,990	6,525	5.11
Dividends from FRB and FHLB stock	13,044	57	1.75	10,416	17	0.65
Loans and loans held-for-sale (1)	2,270,933	30,194	5.26	2,198,032	34,492	6.21
Total interest earning assets	2,635,707	34,605	5.20	2,732,018	41,096	5.96
Cash and due from banks	41,936	—	—	50,625	—	—
Allowance for loan losses	(49,766)	—	—	(20,641)	—	—
Other non-interest bearing assets	238,929	—	—	204,620	—	—
Total assets	$2,866,806			$2,966,622
Liabilities and Stockholders’ Equity
NOW accounts	$336,467	$304	0.36%	$299,556	$655	0.88%
Money market accounts	429,582	1,028	0.96	560,212	2,693	1.93
Savings accounts	150,648	214	0.57	118,547	156	0.53
Time deposits	1,152,368	9,062	3.15	1,137,788	11,431	4.04
Interest bearing deposits	2,069,065	10,608	2.06	2,116,103	14,935	2.84
Securities sold under repurchase agreements	26,728	17	0.26	47,818	202	1.70
Federal funds purchased	26,157	31	0.47	32,711	193	2.33
Other short-term borrowings	37,390	74	0.78	112,289	612	2.16
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,072	7.35
Subordinated debt	45,000	309	2.72	45,000	477	4.19
Notes payable and other borrowings	500	3	2.37	24,723	211	3.38
Total interest bearing liabilities	2,263,218	12,114	2.15	2,437,022	17,702	2.92
Non-interest bearing deposits	319,673	—	—	309,022	—	—
Accrued interest and other liabilities	19,860	—	—	18,815	—	—
Stockholders’ equity	264,055	—	—	201,763	—	—
Total liabilities and stockholders’ equity	$2,866,806			$2,966,622
Net interest income (tax equivalent)		$22,491			$23,394
Net interest income (tax equivalent) to total earning assets			3.42%			3.44%
Interest bearing liabilities to earning assets	85.87%			89.20%

(1)    Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $886,000 and $1.1 million for the second quarter of 2009 and 2008, respectively.  Non-accrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June, 2009 and 2008

(Dollar amounts in thousands - unaudited)

	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$1,845	$4	0.43%	$1,010	$11	2.15%
Federal funds sold	6,494	3	0.09	7,631	84	2.18
Securities:
Taxable	259,051	5,969	4.61	374,695	8,926	4.76
Non-taxable (tax equivalent)	146,055	4,380	6.00	155,010	4,611	5.95
Total securities	405,106	10,349	5.11	529,705	13,537	5.11
Dividends from FRB and FHLB stock	13,044	113	1.73	10,109	34	0.67
Loans and loans held-for-sale (1)	2,278,426	60,676	5.30	2,131,084	69,066	6.41
Total interest earning assets	2,704,915	71,145	5.24	2,679,539	82,732	6.12
Cash and due from banks	43,661	—	—	49,282	—	—
Allowance for loan losses	(46,550)	—	—	(19,801)	—	—
Other non-interest bearing assets	236,692	—	—	187,592	—	—
Total assets	$2,938,718			$2,896,612
Liabilities and Stockholders’ Equity
NOW accounts	$305,730	$580	0.38%	$277,485	$1,457	1.06%
Money market accounts	476,703	2,457	1.04	541,938	6,515	2.42
Savings accounts	135,431	355	0.53	110,750	342	0.62
Time deposits	1,166,626	18,763	3.24	1,104,820	23,755	4.32
Interest bearing deposits	2,084,490	22,155	2.14	2,034,993	32,069	3.17
Securities sold under repurchase agreements	38,333	115	0.60	45,790	538	2.36
Federal funds purchased	30,148	73	0.48	71,573	1,163	3.21
Other short-term borrowings	79,990	221	0.55	99,277	1,401	2.79
Junior subordinated debentures	58,378	2,144	7.35	58,211	2,137	7.34
Subordinated debt	45,000	799	3.53	35,852	792	4.37
Notes payable and other borrowings	9,506	114	2.39	23,471	454	3.83
Total interest bearing liabilities	2,345,845	25,621	2.20	2,369,167	38,554	3.27
Non-interest bearing deposits	313,242	—	—	318,094	—	—
Accrued interest and other liabilities	19,814	—	—	18,669	—	—
Stockholders’ equity	259,817	—	—	190,682	—	—
Total liabilities and stockholders’ equity	$2,938,718			$2,896,612
Net interest income (tax equivalent)		$45,524			$44,178
Net interest income (tax equivalent) to total earning assets			3.39%			3.32%
Interest bearing liabilities to earning assets	86.73%			88.42%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.8 million and $2.1 million for the first six months of 2009 and 2008, respectively.  Non-accrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income (GAAP)	$33,788	$40,230	$69,501	$81,022
Taxable equivalent adjustment - loans	55	51	111	96
Taxable equivalent adjustment - securities	762	815	1,533	1,614
Interest income (TE)	34,605	41,096	71,145	82,732
Less: interest expense (GAAP)	12,114	17,702	25,621	38,554
Net interest income (TE)	$22,491	$23,394	$45,524	$44,178
Net interest and income (GAAP)	$21,674	$22,528	$43,880	$42,468
Average interest earning assets	$2,635,707	$2,732,018	$2,704,915	$2,679,539
Net interest income to total interest earning assets	3.30%	3.32%	3.27%	3.19%
Net interest income to total interest earning assets (TE)	3.42%	3.44%	3.39%	3.32%

Provision for Loan Losses

In the first half of 2009, the Company recorded a $56.9 million provision for loan losses, which included an addition of $47.5 million in the second quarter.  In the first half of 2008, the provision for loan losses was $2.8 million, which included an addition of $1.9 million in the second quarter.  An additional $3.0 million of allowance for loan losses was also assumed in the Heritage acquisition in the first quarter of 2008.  Nonperforming loans increased to $178.6 million at June 30, 2009 from $108.6 million at December 31, 2008, and $30.7 million at June 30, 2008.  Charge-offs, net of recoveries, totaled $23.6 million and $1.1 million in the first six months of 2009 and 2008, respectively.  Net charge-offs totaled $19.2 million in the second quarter of 2009 and $464,000 in the second quarter of 2008.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The distribution of the Company’s nonperforming loans at June 30, 2009 is included in the chart below (in thousands):

		90 Days	Restructured	Total Non	% Non
	Nonaccrual	or More	Loans	performing	Performing	Specific
	Total (1)	Past Due	(Accruing)	Loans	Loans	Allocation
Real Estate-Construction	$94,898	$—	$—	$94,898	53.1%	$11,603
Real Estate-Residential:
Investor	28,315	400	—	28,715	16.1%	2,134
Owner Occupied	14,983	430	2,871	18,284	10.2%	652
Revolving and Junior Liens	1,233	—	—	1,233	0.7%	149
Real Estate-Commercial, Nonfarm	22,814	8,846	298	31,958	17.9%	2,041
Real Estate-Commercial, Farm	638	1,392	—	2,030	1.1%	218
Commercial and Industrial	721	222	—	943	0.5%	390
Other	530	—	—	530	0.3%	376
	$164,132	$11,290	$3,169	$178,591	100.0%	$17,563

(1) Nonaccrual loans included $21.8 million in restructured loans, $8.7 million in real estate construction, $5.5 million in commercial real estate, $5.6 million is in real estate - residential investor and $2.0 million is in real estate - owner occupied.

On a linked quarter basis, the largest increase in nonperforming loans was in the real estate construction segment of the loan portfolio.  This segment increased $29.4 million, or 45.0%, despite second quarter charge-offs totaling $15.7 million and year to date charge offs totaling $19.2 million.  This increase was primarily attributable to the continued weakening of economic conditions within that sector, which also hampers the individual borrower’s ability to service its debt from the sale of completed units.  In addition to the general lack of readily available markets for real estate, the problems in this sector are compounded by the continued decline in valuations of the related real estate assets.  The subcomponent detail for the real estate construction segment is as below at June 30, 2009 (in thousands):

Real Estate -  Construction

		90 Days	Restructured	Total Non	% Non
	Nonaccrual	or More	Loans	performing	Performing	Specific
	Total	Past Due	(Accruing)	Loans	Loans	Allocation
Homebuilder	$55,853	$—	$—	$55,853	58.9%	$8,695
Commercial	14,930	—	—	14,930	15.7%	328
Land	18,863	—	—	18,863	19.9%	1,185
Other	5,252	—	—	5,252	5.5%	1,395
	$94,898	$—	$—	$94,898	100%	$11,603

Commercial real estate was the Company’s second largest category representing 17.9% of the nonperforming loan portfolio, and 39.6% of this amount consists of strip mall or other retail properties where cash flows are insufficient to support the debt.  Management has been in the process of administering a variety of workout strategies with the borrowers and such remedies could include a restructure option to allow more time to obtain additional tenants for a specific property or liquidation of the borrower.  Management estimated that a loss allocation of $1.4 million was adequate coverage on that category.  The remaining nonperforming commercial real estate loans include a variety of owner occupied and non-owner occupied properties.  Management estimated that a loss allocation of $619,000 was sufficient after charging off $288,000 in the second quarter of 2009.

Approximately 27.7% of the nonperforming commercial real estate category was past due ninety days or more and still accruing.  As of the end of the quarter, management was in various stages of collection on these credits, and believed them to be sufficiently secured in terms of current collateral valuation and/or guarantor support.  Negotiations were in process to bring those loans current via a variety of means, ranging from the borrower selling a property, to a possible refinance, to modified terms that would not meet the threshold for a troubled debt restructuring.  Management believed it is likely these loans can be brought current and returned to performing status, but that outcome is not certain.

Nonperforming residential investor loans consist of multi-family and one to four family properties that totaled $28.7 million and accounted for 16.1% of the nonperforming loan total.  Approximately 13.5% of the Company’s single-family investor loans and 6.8% of the multi-family investor loans were nonperforming as of June 30, 2009.  A significant portion of these totals was attributable to a single borrower relationship totaling $14.7 million and was comprised of approximately $8.3 million in multi-family investment properties and $6.3 million in one to four family investment properties.  This relationship accounted for 51.1% of the total residential investor nonperforming loan total.  Management charged off $867,000 related to that borrower during the second quarter of 2009 and estimated that no additional specific allocations were needed as of June 30, 2009 based upon a review of recent appraisals.

A second single relationship accounted for $6.4 million, or 22.4%, of the nonperforming loans in the residential investor category.  In the aggregate, these credits are secured by forty single-family homes.  These homes are substantially rented with few vacancies, but the cash flow has been insufficient to fully support the contractual repayment terms.  Management has entered into a forbearance agreement with this borrower and this credit was categorized as a troubled debt restructuring within the nonaccrual portfolio.  Under the terms of the forbearance agreement, a cash collateral arrangement has been established whereby all rental receipts are collected by the Company, and the net cash flow after expenses is retained and applied to the loan on a monthly basis.  This net cash flow has been sufficient to provide for principal reductions.  As a result of the cash flow analysis, management has estimated that a specific allocation of $1.6 million was sufficient coverage on this loan relationship.

Other residential investment loans totaling $7.6 million were comprised of several different borrower relationships.  The Bank has deployed a variety of work out methods for these credits and management has estimated a specific allocation of $496,000 would be sufficient to cover the estimated loss on this portfolio segment.  The $400,000 residential investor loan in the table above was past due more than ninety days and still accruing interest does cash flow for repayment purposes and management expects that loan will be brought current.

Residential loans to individuals totaling $18.3 million comprise 10.2% of the nonperforming loans total at June 30, 2009, which was approximately 7.6% of the Company’s total owner occupied residential portfolio.  $2.9 million of this total was considered to be restructured.  This grouping was comprised of credits in forbearance/foreclosure avoidance programs where the borrower’s income source has been impaired and the Company has made a concession to temporarily reduce payments and/or interest rates.  Approximately $15.0 million of the residential portfolio was in nonaccrual status and most of these loans were in various stages of foreclosure.  Approximately $430,000 of the residential category was past due more than ninety days and still accruing interest.  Management has estimated that a specific allocation of $652,000 will be sufficient to cover the estimated loss on this residential portfolio.

Farmland loans totaling $2.0 million comprise 1.1% of the nonperforming loans at June 30, 2009, and approximately 3.8% of this aggregate loan portfolio category was nonperforming.  The ninety days past due and still accruing interest category consisted of a single family farm relationship.  While the cash flows from the farm operation are insufficient to support the current debt structure, there is ample collateral support and management is in the process of negotiating a debt modification plan that includes a voluntary liquidation.

A linked quarter comparison of loans that were classified as performing, but past due thirty to eighty-nine days and still accruing interest, shows that this category increased from $35.6 million at December 31, 2008, to $41.7 million at March 31, 2009, but decreased to $27.2 million at June 30, 2009.  Of the June 30, 2009 past due amount, $2.9 million, or 11.0%, were for various past due commercial land development and construction credits, $3.8 million, or 14.0%, were secured by one to four family real estate credits, $2.2 million, or 7.9%, were secured by multi-family properties, $15.3 million, or 56.2%, were secured by nonfarm nonresidential properties and $2.1 million, or 7.5%, were commercial and industrial credits with the balance of nonperformers attributable to various installment and three small farm loan credits.  Of the $15.3 million that was secured by nonfarm nonresidential properties, one loan to a single borrower of approximately $10.0 million was brought current subsequent to the quarter end.

As of the June 30, 2009 loan portfolio total, the Company had 15.4% invested in real estate construction and development loans and 43.0% invested in commercial real estate, and the Company has generally limited its lending activity to locally known markets and construction lending is typically based upon cost versus appraisal values.  Subsequent valuations were substantially based upon updated appraisals.  Additionally, the Company does not have any material direct exposure to sub-prime loan products as it has focused its real estate lending activities on providing traditional loan products to relationship borrowers in nearby markets versus nontraditional loan products or purchased loans originated by other lenders.

The ratio of the allowance for loan losses to nonperforming loans was 41.74% as of June 30, 2009, as compared to 37.99% at December 31, 2008 and 70.21% at June 30, 2008.  While this ratio decreased as compared to June 30, 2008, management believed the allowance coverage was sufficient due to the estimated loss potential.  Management determines the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth, the quality and composition of the loan portfolio, and loan loss experience.  The latter item is also weighted more heavily upon recent experience.  Management assigned a higher factor for the higher risk construction and development portfolio in the first quarter of 2009 and increased that factor again in the second quarter.  Management also assigned a higher risk factor for segments of the commercial real estate portfolio in the second quarter of 2009.  These changes in estimates were made by management to be directionally consistent with observable trends within both the loan portfolio segments and in conjunction with continued deteriorating market conditions.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the allowance for loan losses increased to 3.37% at June 30, 2009 as compared to 1.82% at December 31, 2008, and 0.97% at June 30, 2008.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures for the period ended June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Non-accrual loans	$164,132	$106,511
Restructured loans	3,169	—
Loans 90 days or more past due and still accruing interest	11,290	2,119
Non-performing loans	178,591	108,630
Other real estate	15,590	15,212
Non-performing assets	$194,181	$123,842

Interest income recorded on non-accrual loans	$907	$4,064
Interest income which would have been accrued on non-accrual loans	$4,846	$7,714

Other Real Estate

Other real estate owned (“OREO”) increased $378,000 from $15.2 million at December 31, 2008, to $15.6 million at June 30, 2009.  Of this amount, $9.7 million was attributable to one project that was acquired in December in satisfaction of the outstanding debt.  That project is comprised of residential townhomes, residential townhome lots, lots zoned for condominiums, and lots zoned for retail.  Townhome development in that project totaled $1.9 million in the first half of 2009, which was offset by $1.7 million in townhome sales and other adjustments.  Management based the original estimated value of the project upon appraisals as well as the actual sales data for the townhome portion.  In the second quarter of 2009, management reviewed and lowered the estimated valuations by $3.0 million as it related to the lots zoned for condominium and retail development.  The remaining OREO consisted of multiple properties of different types.  This property group totaled $2.6 million at December 31, 2008 and increased by approximately $3.2 million to $5.8 million as of June 30, 2009.  Activity in the first half of the year included additions of $5.8 million, which was offset by disposals of $2.2 million, and valuation reductions of $390,000, the majority of which was on the combined estimated value of residential real estate including construction lot inventory.  The composition of the OREO properties not related to the mixed use development project at June 30, 2009 included $1.9 million in commercial real estate, $2.0 million in residential lots located in different local communities, and $1.9 million of value was ascribed to thirteen single-family residences.

Noninterest Income

Noninterest income was $10.0 million during the second quarter of 2009 and $10.1 million during the second quarter of 2008, a decrease of $123,000, or 1.2%.  For the first half of 2009, however, aggregate noninterest income increased by $233,000, or 1.2%, to $19.2 million as compared to $19.0 million for the same period in 2008.  Trust income decreased $344,000, or 15.7%, and $637,000, or 14.6%, for the second quarter and first half of 2009, respectively, primarily due to decreases in the volume of assets under management as asset values have continued to decrease.  Total mortgage banking income in the second quarter of 2009, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $3.3 million, and increased $1.2 million, or 54.6%, from the second quarter of 2008.  The largest increase in income from mortgage operations was in net gain on sales, which resulted from increased volume as borrowers refinanced in the declining rate environment.  The Company has done significant reengineering in its mortgage operations unit, and this process improvement is reflected both in its operating results as well as moving into the number one position in mortgage origination market share in both Kane and Kendall Counties in early 2009.  Those same factors also allowed mortgage-banking operations to increase income $1.8 million, or 40.3%, from $4.5 million in the first half of 2008 to $6.3 million for the same period in 2009.  Service charge income decreased $140,000, or 6.1%, in the second quarter of 2009, and $83,000, or 1.9%, for the year to date period.  The primary source of the decreases for both periods was a decline in overdraft charges.

Realized gains on securities totaled $1.4 million in the second quarter of 2009 and $1.3 million for the year as compared to $1.1 million in the second quarter of 2008 and $1.4 million for that year.  Bank owned life insurance (“BOLI”) income reversed the trend of decreasing return in the second quarter of 2009 and was $14,000, or 4.2%, higher than the same period in 2008, as the rates of return began to stabilize on the underlying insurance investments.  For the first half of 2009, however, BOLI income decreased $146,000, or 23.5%, from the same period in 2008.  The net loss on interest rate swap activity with customers included fee income of $580,000 and $970,000 for the second quarter and first six months of 2009, respectively, but was offset by a credit risk valuation expense of $1.5 million on the estimated aggregate swap position exposure at June 30, 2009.  Other noninterest income decreased $51,000, or 4.0%, in the second quarter of 2009, but was increased by $19,000 for the year to date period.  Even though automatic teller machine surcharge and interchange fees increased for both periods, decreases in fee income from brokerage activities more than outpaced that growth in the second quarter of 2009.

Noninterest Expense

Noninterest expense was $80.5 million during the second quarter of 2009, an increase of $60.4 million, from $20.1 million in the second quarter of 2008.  Excluding the nonrecurring goodwill impairment charge of $57.6 million, and the net OREO valuation adjustment of $2.9 million that was substantially on one multiuse project, noninterest expense decreased by $80,000, or .4%.  Excluding those same exceptions, noninterest expense was $41.1 million during the first half of 2009, an increase of $817,000, or 2.0%, from $40.2 million in the second half of 2008.  The reductions in salaries and benefits expense were significant for both the year to date and quarterly comparative periods.  This expense decreased by $1.9 million, or 16.4%, when comparing the second quarter of 2009 to the same period in 2008.  As previously announced, management made the decision to delay filling open positions and completed a reduction of force late in March 2009.  On a linked quarter basis, management estimates this reduced operating expenses by approximately $2.1 million in the second quarter of 2009.  That initiative, combined with the first quarter elimination of management bonuses and profit sharing contributions, substantially resulted in the $2.6 million, or 11.4%, decrease in employee related expenses when comparing the first six months of 2009 to the same period in 2008.

Occupancy expense increased $86,000, or 5.5%, from the second quarter of 2008 to the second quarter of 2009.  Occupancy expense increased $163,000, or 5.4%, from the first half of 2008 to the first half of 2009.  The increases for both of the above periods were largely due to a second quarter 2009 charge of $125,000 that was recorded for the combined cost of early leasehold termination charges and related acceleration of the leasehold improvement costs for the three branches that are being closed in the third quarter.  Excluding those costs, the largest category increase in occupancy expense for both the quarter and year to date periods was for real estate taxes.  Management is actively reviewing county assessments as part of the overall cost control strategy.  On a quarterly and year to date comparative basis, furniture and equipment expense increased $157,000, or 9.9%, and $111,000, or 3.3%, largely due to increased depreciation costs.

On a quarterly and year to date comparative basis, the Federal Deposit Insurance Corporation (“FDIC”) costs increased $2.1 million, or 681.0%, and $2.6 million, or 429.1%, respectively.  These premium expenses increased industry wide and, in the second quarter of 2009, the FDIC levied an additional special assessment of $1.3 million.  In addition to that assessment and a general increase in insurance rates, we elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, through which all non-interest bearing transaction accounts are fully guaranteed, as are NOW accounts earning less than 0.5% interest, and that election also caused an increase in the assessment.  Second quarter 2009 advertising expense decreased by $394,000, or 62.0%, when compared to the same period in 2008, primarily due to decreased print advertising and direct mail costs.  Similarly, advertising expense in the first half of 2009 decreased $334,000, or 33.1%, as compared to the first half of 2008.

OREO expense increased $3.0 million in the second quarter and $3.9 million in the first half of 2009 as compared to the same periods in 2008.  The increase for both the quarterly and year to date periods was primarily due to the previously discussed valuation expense.  Excluding that charge, the largest expenses incurred in administering OREO were property taxes and insurance.  Other expense decreased $204,000, or 4.9%, from $4.1 million in the second quarter of 2008 to $3.9 million in the same period of 2009.  This decrease resulted primarily from reductions in mortgage servicing rights impairment recognition, net of amortization charges related to those rights, and decreased sales incentive program costs.  Other expense increased $113,000, or 1.3%, from $8.6 million in the second quarter of 2008 to $8.7 million in the same period of 2009.  This increase was primarily due to increased legal and consulting fees.

Income Taxes

An income tax benefit of $37.9 million was recorded in the second quarter of 2009 as compared to $3.3 million in expense in the same period of 2008.  Likewise, an income tax benefit of $38.2 million was recorded in the first half of 2009 as compared to $5.5 million in expense in the same period of 2008.  During the three and six month periods ended June 30, 2009, our taxable income significantly decreased compared to the same periods in 2008, primarily due to the results of our operations during the three and six-month periods ended June 30, 2009.  As discussed in Note 6 to this quarterly report, the portion of the goodwill intangible asset charge that was attributable to Heritage is tax deductible and has an associated $22.0 million tax benefit.  Although not anticipated, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  Our effective tax rate for the three and six-month period ending June 30, 2009 was 39.36% and 39.97%, respectively, as compared to 31.18% and 29.89%, respectively, for the same periods in 2008.  The income tax benefit resulted, in large part, from the impairment charges for the tax deductible goodwill.

Financial Condition

Assets

Total assets decreased $264.4 million, or 8.9%, from December 31, 2008 to close at $2.72 billion as of June 30, 2009.  Loans decreased by $58.1 million as demand from qualified borrowers continued to lessen, but the largest asset category decrease was a $159.3 million, or 39.3% decrease in securities that were available-for-sale.  Goodwill decreased by $59.0 million from December 31, 2008 as a result of the combined effect of the first quarter adjustment of $1.4 million and the second quarter impairment charge of $57.6 million, which eliminated this intangible asset type from the balance sheet as of June 30, 2009.

 Loans

Total loans were $2.21 billion as of June 30, 2009, a decrease of $58.1 million from $2.27 billion as of December 31, 2008.  The decrease was primarily attributable to declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $23.6 million in the first six months of 2009.  The largest changes by loan type includes decreases in commercial and industrial, real estate construction and residential real estate loans of $32.2 million, $32.4 million and $16.7 million or 13.2%, 8.7% and 2.4%, respectively.  These decreases were somewhat offset by growth of $23.0 million, or 2.5%, in real estate commercial loans.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions including real estate related activity and valuations.  Because the Company is located in areas with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.3% of the portfolio as of December 31, 2008 as compared to 89.4% of the portfolio as of June 30, 2009.

Securities

Securities available-for-sale totaled $249.5 million as of June 30, 2009, a decrease of $156.9 million, or 38.6%, from $406.4 million as of December 31, 2008.  The largest category decreases were in United States government agency and United States government agency mortgage-backed securities, which decreased $77.1 million, or 80.0%, and $47.2 million, or 54.1%, respectively, in the first six months of 2009.  In addition to experiencing a high rate of securities being called due to the declining rates experienced in the first quarter, the Company also sold bonds and recognized a net realized securities gain of $1.3 million in the first half of 2009.  The net unrealized losses, net of deferred tax benefit, in the portfolio decreased from $2.1 million as of December 31, 2008 to $1.3 million as of June 30, 2009.  The December 31, 2008 net unrealized loss total included a $95,000 unrealized loss for a swap that matured in the first quarter of 2009.  Additional information related to securities available-for-sale is found in Note 3 to this quarterly report.

Deposits and Borrowings

                Total deposits decreased $37.9 million, or 1.6%, during the first half of 2009, to close at $2.35 billion as of June 30, 2009.  The category of deposits that declined the most in the first half of 2009 was certificates of deposit, which decreased $45.4 million primarily due to a change in pricing strategy that required customers to have a core deposit relationship with the Bank to receive a higher rate on a certificate of deposit.  Money market deposit accounts decreased by $148.3 million, from $543.3 million to $395.0 million during the same period.  These decreases were offset by growth in NOW deposits of $107.6 million or 39.1% and savings deposits growth of $50.7 million, or 46.1%.  As noted previously, the Company also participates in the expanded FDIC insurance coverage program that became available in November 2008 and is set to expire in December 2009.  The average cost of interest bearing deposits decreased from 2.84% in the second quarter of 2008 to 2.06%, or 78 basis points, in the second quarter of 2009.  Likewise, the average cost of interest bearing liabilities decreased from 2.92% in the second quarter of 2009 to 2.15% in the second quarter of 2008, or 77 basis points.

The most significant borrowing in the first quarter of 2008 occurred in January when the Company entered into a $75.5 million credit facility with LaSalle Bank National Association (now Bank of America).  Part of that new credit facility replaced a $30.0 million revolving line of credit facility previously held between the Company and Marshall & Ilsley Bank.  The new $75.5 million credit facility was comprised of a $30.5 million senior debt facility, which included the $30.0 million revolving line described above, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The proceeds of the $45.0 million of subordinated debt were used to finance the acquisition of Heritage, including transaction costs.  The Company reduced the amount outstanding on the Bank of America senior line of credit by $17.6 million in the first half of 2009, and as of June 30, 2009, the Company had no principal outstanding on the revolving line, $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The preceding credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the agreement.  At June 30, 2009, the Company did not comply with two of the financial covenants in the agreement.  The first such covenant requires the Bank to maintain the ratio of its nonperforming loans to the Company’s Tier 1 capital to not more than 25.0%.  As of June 30, 2009, this ratio was 61.71%.  The second such covenant requires the Bank to maintain, on an annualized basis, a return on average total assets of at least 0.60%.  As of June 30, 2009, the Bank’s return on average total assets was (1.79%).  On July 27, 2009, the Lender provided notice to the Company that its noncompliance with the minimum ratio of nonperforming loans to Tier 1 capital, following a 30 day period after the receipt of the notice, will cause an event of default under the Agreement.  Additional information related to the rights and obligations of the Company and lender are discussed in Note 9 to this quarterly report.

Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the Lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s breach of a financial covenant.  In its notice to the Company, the lender indicated that after the 30 day period lapses following the notice, the Lender will not extend any additional credit or make additional disbursements to or for the benefit of the Company.  The Lender also indicated that it is not presently exercising any of its other rights or remedies under the agreement and that it reserves all of its rights and remedies available to the Lender.  The Company and the Lender are in discussions regarding the potential resolution of the issues, including a change in the covenants.

Other major borrowing category changes from December 31, 2008 included a decrease of $158.2 million, or 93.4%, in other short-term borrowings, primarily Federal Home Loan Bank of Chicago (“FHLBC”) advances.

Capital

As of June 30, 2009, total stockholders’ equity was $207.3 million, an increase of $14.2 million, or 7.3%, from $193.1 million as of December 31, 2008.  As discussed in Note 18 to this quarterly report, the United States Department of the Treasury (the “Treasury”) completed its investment in the Company in January 2009 and these proceeds are included as part of Tier 1 capital.  The Series B fixed rate cumulative perpetual preferred stock and warrants to purchase common stock of the Company that were issued are valued at $68.6 million and $4.8 million, respectively, at June 30, 2009.  The fair value ascribed to the warrants is carried in additional paid-in capital.

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

Capital adequacy guidelines provide for five classifications, the highest of which is well capitalized.  The Company and the Bank were categorized as well capitalized as of June 30, 2009.  The accompanying table shows the capital ratios of the Company and the Bank, as of June 30, 2009 and

December 31, 2008, and these ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.  Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total capital to risk weighted assets
Consolidated	$305,968	13.15%	$186,140	8.00%	N/A	N/A
Old Second National Bank	269,890	11.54	187,099	8.00	$233,873	10.00%
Tier 1 capital to risk weighted assets
Consolidated	231,325	9.94	93,089	4.00	N/A	N/A
Old Second National Bank	240,104	10.27	93,517	4.00	140,275	6.00
Tier 1 capital to average assets
Consolidated	231,325	8.17	113,256	4.00	N/A	N/A
Old Second National Bank	240,104	8.45	113,659	4.00	142,073	5.00

December 31, 2008:
Total capital to risk weighted assets
Consolidated	$263,260	10.76%	$195,732	8.00%	N/A	N/A
Old Second National Bank	282,066	11.54	195,540	8.00	$244,425	10.00%
Tier 1 capital to risk weighted assets
Consolidated	187,548	7.66	97,936	4.00	N/A	N/A
Old Second National Bank	251,390	10.29	97,722	4.00	146,583	6.00
Tier 1 capital to average assets
Consolidated	187,548	6.50	115,414	4.00	N/A	N/A
Old Second National Bank	251,390	8.72	115,317	4.00	144,146	5.00

The Company paid consideration of $43.0 million in cash and issued 1,563,636 shares of Company stock valued at $27.50 per share to consummate the acquisition of Heritage on February 8, 2008.  As detailed in Note 9, the Company also established credit facilities Bank of America to finance the acquisition that included $45.0 million in subordinated debt.  That debt obligation qualifies as Tier 2 regulatory capital.  In addition, trust preferred securities qualify as Tier 1 regulatory capital, and the Company continues to treat the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors and tests borrowing capacity as part of its liquidity management process.  Additionally, the $73.0 million cash proceeds from the Treasury discussed above is a new source of liquidity that became available to the Company in January 2009.

Net cash inflows from operating activities were $20.2 million during 2009, compared with net cash inflows of $26.1 million in 2008.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both 2009 and 2008.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for 2009 and 2008.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process

Net cash inflows from investing activities were $191.5 million in 2009, compared to $58.5 million in 2008, which included cash paid for the net assets acquired from Heritage as detailed in the supplemental cash flow information.  The cash paid for the 2008 acquisition, net of cash and cash equivalents retained, was $38.7 million.  In 2009, securities transactions accounted for a net inflow of $161.3 million, and net principal received on loans accounted for net inflows of $28.7 million.  In 2008, securities transactions accounted for a net inflow of $140.2 million, and net principal disbursed on loans accounted for net outflows of $39.9 million.

Net cash outflows from financing activities in 2009, were $198.1 million compared with $77.3 million in 2008.  Significant cash outflows from financing activities in 2009 included reductions of $37.9 million in deposits and $163.3 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances, offset by a $5.1 million reclassification of advances from the long-term category.  Repayments of notes payable and net reductions in securities sold under repurchase agreements were $19.8 million and $19.5 million, respectively, in the first half of 2009.  The largest financing inflow in the first half of 2009 was the $73.0 million in total proceeds from the preferred stock and warrants issued to the Treasury in January 2009.  The largest financing cash inflows in the first half of 2008 were $21.1 million in short-term borrowings and $45.0 million in subordinated debt proceeds that were used to finance the Heritage acquisition.  Details related to the financing of the Heritage transaction and other borrowings are provided in Note 9 of the financial statements included in this quarterly report.  The largest financing cash outflow in the first half of 2008 was the $143.9 million reduction in the federal funds purchased category.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures at June 30, 2009 and December 31, 2008 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact on net interest income before income taxes under various rate scenarios.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income before income taxes of a stable interest rate environment to the net interest income before income taxes of a different interest rate environment in order to determine the percentage change.  The Company had less risk exposure due to falling rates and would derive greater benefit from rising rates as of June 30, 2009 as compared to that of December 31, 2008.  This is primarily due to the sale of callable securities that would otherwise have reflected lower income in declining interest rates due to being called in those circumstances, but would have extended to maturity in conditions of increasing interest rates.  In all interest rate scenarios, the net interest income sensitivity of the Company was well within policy limits.

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

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	-100	-50	+50	+100	+200
June 30, 2009:
Dollar change	N/A	$(800)	$(520)	$585	$787	$1,071
Percent change	N/A	-0.9%	-0.6%	+0.7%	+0.9%	+1.2%
December 31, 2008:
Dollar change	N/A	$(1,951)	$(1,061)	$285	$401	$442
Percent change	N/A	-2.3%	-1.2%	+0.3%	+0.5%	+0.5%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

For a discussion of certain risk factors affecting the Company, see Part I, Item IA “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.  Additionally, set forth below is an additional risk factor relating to the Company that could materially affect the Company’s financial condition and results of operations.  The risk factor should be read in conjunction with the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2008 to understand some of the risks and uncertainties related to the Company’s business.

Our liquidity, and thus our business, may be adversely affected by disruptions in the credit markets for regional and community banks.

Liquidity is essential to our business.  Liquidity refers to our ability to generate sufficient cash flows to fund operations, meet depositor withdrawals, provide for our customers’ credit needs and meet maturing obligations and existing commitments.  Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost.  We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs.  Our primary sources of liquidity are cash flows from our operating activities, the repayment of loans, the maturity or sales of investment securities, the deposits that we acquire and borrowed funds, primarily in the form of wholesale borrowings (such as FHLBC borrowings and purchased federal funds), borrowings from correspondent lenders and through the issuance of trust preferred securities.

Since late 2007, and particularly during the second half of 2008 and the first half of 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  The liquidity issues have been particularly acute for regional and community banks, as many of the larger correspondent lenders have significantly curtailed their lending to regional and community banks due to the increased levels of losses that they have suffered on such loans.  In addition, many of the larger correspondent lenders have reduced or eliminated federal funds line for their correspondent customers.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

As described in detail in Item 2 of this quarterly report under “Deposits and Borrowings,” as of June 30, 2009, we were not in compliance with two of the financial covenants contained in the credit facility agreement with our correspondent lender.  As a result, the lender provided notice to us that noncompliance with one of these covenants, following a 30 day period after the receipt of such notice, will cause an event of default under the agreement.  The lender stated in its notice that we will not be permitted to borrow under our $30 million secured line of credit with the lender, under which there is no balance outstanding as of June 30, 2009.  In the past we have used the issuance of trust preferred securities as a source of liquidity.  Because of the turmoil in the credit markets and the financial service industry, the market for trust preferred securities has essentially shut down and there can be no guarantee that such market will return in the near future.  As a result of these events, we will rely more on deposits, other sources of borrowing and management of loans and investment securities to ensure that we have adequate liquidity to fund our operations.  Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business.

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

DATE: August 10, 2009