Form 10-Q
period 2009-09-30
OLD SECOND BANCORP INC
filed 2009-11-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 5, 2009, the Registrant had outstanding 13,823,321 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$37,449	$66,099
Interest bearing deposits with financial institutions	75,456	809
Federal funds sold	1,235	5,497
Short-term securities available-for-sale	4,039	809
Cash and cash equivalents	118,179	73,214
Securities available-for-sale	242,354	405,577
Federal Home Loan Bank and Federal Reserve Bank stock	13,044	13,044
Loans held-for-sale	9,234	23,292
Loans	2,152,691	2,271,114
Less: allowance for loan losses	58,003	41,271
Net loans	2,094,688	2,229,843
Premises and equipment, net	59,571	62,522
Other real estate owned	24,492	15,212
Mortgage servicing rights, net	1,579	1,374
Goodwill, net	—	59,040
Core deposit and other intangible assets, net	6,946	7,821
Bank-owned life insurance (BOLI)	49,702	48,754
Accrued interest and other assets	79,305	44,912
Total assets	$2,699,094	$2,984,605

Liabilities
Deposits:
Non-interest bearing demand	$314,669	$318,092
Interest bearing:
Savings, NOW, and money market	994,976	928,204
Time	1,026,022	1,140,832
Total deposits	2,335,667	2,387,128
Securities sold under repurchase agreements	21,835	46,345
Federal funds purchased	—	28,900
Other short-term borrowings	9,739	169,383
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	23,184
Accrued interest and other liabilities	17,160	33,191
Total liabilities	2,488,279	2,791,509

Stockholders’ Equity
Preferred stock, $1.00 par value; authorized 300,000 shares at September 30, 2009; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at September 30, 2009, $1,000.00 liquidation value	68,827	—
Common stock, $1.00 par value; authorized 20,000,000 shares; issued 18,373,008 at September 30, 2009 and 18,304,331 at December 31, 2008; outstanding 13,823,321 at September 30, 2009 and 13,755,884 at December 31, 2008	18,373	18,304
Additional paid-in capital	64,184	58,683
Retained earnings	152,655	213,031
Accumulated other comprehensive income (loss)	1,580	(2,123)
Treasury stock, at cost, 4,549,379 shares at September 30, 2009 and December 31, 2008	(94,804)	(94,799)
Total stockholders’ equity	210,815	193,096
Total liabilities and stockholders’ equity	$2,699,094	$2,984,605

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$29,060	$33,961	$89,008	$102,523
Loans held-for-sale	165	89	782	497
Securities, taxable	1,278	3,574	7,247	12,500
Securities, tax exempt	1,343	1,484	4,190	4,481
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	56	17	169	51
Federal funds sold	14	40	17	124
Interest bearing deposits	27	30	31	41
Total interest and dividend income	31,943	39,195	101,444	120,217
Interest Expense
Savings, NOW, and money market deposits	1,586	3,563	4,978	11,877
Time deposits	7,972	8,987	26,735	32,742
Securities sold under repurchase agreements	13	182	128	720
Federal funds purchased	—	196	73	1,359
Other short-term borrowings	36	848	257	2,249
Junior subordinated debentures	1,071	1,072	3,215	3,209
Subordinated debt	241	495	1,040	1,287
Notes payable and other borrowings	2	219	116	673
Total interest expense	10,921	15,562	36,542	54,116
Net interest and dividend income	21,022	23,633	64,902	66,101
Provision for loan losses	9,650	6,300	66,575	9,100
Net interest and dividend income (expense) after provision for loan losses	11,372	17,333	(1,673)	57,001
Non-interest Income
Trust income	2,042	1,952	5,777	6,324
Service charges on deposits	2,285	2,543	6,570	6,911
Secondary mortgage fees	270	157	1,148	672
Mortgage servicing income	128	137	399	432
Net gain on sales of mortgage loans	1,799	938	6,995	4,651
Securities gains (losses), net	454	(20)	1,768	1,363
Increase in cash surrender value of bank-owned life insurance	474	65	948	685
Debit card interchange income	693	623	1,904	1,792
Net interest rate swap gains and fees	712	71	145	219
Net gain (loss) on sales of other real estate owned	169	(13)	462	(13)
Other income	1,186	1,334	3,585	3,714
Total non-interest income	10,212	7,787	29,701	26,750
Non-interest Expense
Salaries and employee benefits	9,421	10,630	29,982	33,825
Occupancy expense, net	1,427	1,478	4,587	4,475
Furniture and equipment expense	1,673	1,713	5,155	5,084
FDIC insurance	822	380	4,060	992
Amortization of core deposit and other intangible asset	292	301	875	797
Advertising expense	313	592	987	1,600
Impairment of goodwill	—	—	57,579	—
Other real estate expense	1,862	5	6,034	10
Other expense	4,428	4,551	13,109	13,119
Total non-interest expense	20,238	19,650	122,368	59,902
Income (loss) before income taxes	1,346	5,470	(94,340)	23,849
(Benefit) provision for income taxes	(126)	1,349	(38,370)	6,842
Net income (loss)	$1,472	$4,121	$(55,970)	$17,007
Preferred stock dividends and accretion	1,121	—	3,157	—
Net income (loss) available to common stockholders	$351	$4,121	$(59,127)	$17,007

Basic earnings (loss) per share	$0.03	$0.30	$(4.26)	$1.26
Diluted earnings (loss) per share	0.03	0.30	(4.26)	1.25
Dividends paid per share	0.01	0.16	0.09	0.47

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(55,970)	$17,007
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,731	3,419
Amortization of leasehold improvement	168	150
Amortization and recovery of mortgage servicing rights, net	290	477
Provision for loan losses	66,575	9,100
Provision for deferred tax expense	32,110	—
Originations of loans held-for-sale	(354,916)	(244,411)
Proceeds from sales of loans held-for-sale	375,483	254,051
Net gain on sales of mortgage loans	(6,994)	(4,651)
Change in current income taxes payable	(42,169)	(2,373)
Increase in cash surrender value of bank-owned life insurance	(948)	(685)
Change in accrued interest receivable and other assets	(24,497)	5,720
Change in accrued interest payable and other liabilities	(14,900)	(6,153)
Net premium amortization on securities	416	504
Securities gains, net	(1,768)	(1,363)
Impairment of goodwill	57,579	—
Amortization of core deposit and other intangible assets	875	797
Stock based compensation	754	760
(Gain) loss on sale of other real estate owned	(462)	13
Write-down of other real estate owned	4,794	—
Net cash provided by operating activities	40,151	32,362
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	110,173	188,000
Proceeds from sales of securities available-for-sale	213,790	61,819
Purchases of securities available-for-sale	(153,435)	(81,781)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	—	(1,917)
Net change in loans	51,073	(80,056)
Investment in other real estate owned	(2,354)	—
Proceeds from sales of other real estate owned	6,088	595
Purchase of bank-owned life insurance	—	(202)
Cash paid for acquisition, net of cash and cash equivalents retained	—	(38,852)
Net purchases of premises and equipment	(948)	(5,520)
Net cash provided by investing activities	224,387	42,086

Cash flows from financing activities
Net change in deposits	(51,461)	(78,782)
Net change in securities sold under repurchase agreements	(24,510)	(14,457)
Net change in federal funds purchased	(28,900)	(164,300)
Net change in other short-term borrowings	(164,778)	135,802
Proceeds from the issuance of preferred stock	68,245	—
Proceeds from the issuance of common stock warrants	4,755	—
Proceeds from the issuance of subordinated debt	—	45,000
Proceeds from junior subordinated debentures	—	979
Proceeds from notes payable and other borrowings	2,240	4,503
Repayment of note payable	(19,790)	(5,825)
Proceeds from exercise of stock options	55	161
Tax benefit from stock options exercised	—	64
Tax benefit from dividend equivalent payment	6	12
Dividends paid	(5,430)	(6,053)
Purchase of treasury stock	(5)	—
Net cash used in financing activities	(219,573)	(82,896)
Net change in cash and cash equivalents	44,965	(8,448)
Cash and cash equivalents at beginning of period	73,214	64,739
Cash and cash equivalents at end of period	$118,179	$56,291

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  - Continued

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Supplemental cash flow information
Income taxes paid	$2,330	$11,467
Interest paid for deposits	32,550	45,991
Interest paid for borrowings	4,886	9,464
Non-cash transfer of loans to other real estate	17,346	1,533
Non-cash transfer of notes payable to other short-term borrowings	5,134	—
Change in dividends declared not paid	(1,606)	374
Non-cash transfer related to deferred taxes on goodwill	1,461	—

2008 Acquisition of HeritageBanc, Inc.
Non-cash assets acquired:
Securities available-for-sale		$43,971
Federal Home Loan Bank and Federal Reserve Bank stock		1,470
Loans, net		283,552
Premises and equipment		11,567
Goodwill		56,923
Core deposit and other intangible asset		8,917
Other assets		1,482
Total non-cash assets acquired		$407,882

Liabilities assumed:
Deposits		294,356
Federal funds purchased		17,100
Advances from the Federal Home Loan Bank		9,331
Other liabilities		5,243
Total liabilities assumed		326,030
Net non-cash assets acquired		$81,852

Cash and cash equivalents acquired		$5,718

Stock issuance in lieu of cash paid in acquisition		$43,000

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock
Balance, December 31, 2007	$16,695	$—	$16,114	$209,867	$1,971	$(94,758)
Comprehensive income:
Net income				17,007
Change in net unrealized loss on securities available-for-sale net of $4,152 tax effect					(6,298)
Total comprehensive income
Dividends declared, $.47 per share				(6,427)
Purchase of Heritage	1,564		41,436
Change in restricted stock	27		(27)
Stock options exercised	16		145
Tax effect of stock options exercised			64
Tax effect of dividend equivalent payments			12
Stock based compensation			760
Balance, September 30, 2008	$18,302	$—	$58,504	$220,447	$(4,327)	$(94,758)

Balance, December 31, 2008	$18,304	$—	$58,683	$213,031	$(2,123)	$(94,799)
Comprehensive loss:
Net loss				(55,970)
Change in net unrealized gain on securities available-for-sale net of $2,345 tax effect					3,608
Change in unrealized gain on cash flow hedge net of $63 tax effect					95
Total comprehensive loss
Dividends Declared, $.09 per share				(1,249)
Change in restricted stock	63		(63)
Stock options exercised	6		49
Tax effect of stock options exercised
Tax effect of dividend equivalent payments			6
Stock based compensation			754
Purchase of treasury stock						(5)
Preferred dividends declared (5% per preferred share)		582		(3,157)
Issuance of preferred stock		68,245
Issuance of stock warrants			4,755
Balance, September 30, 2009	$18,373	$68,827	$64,184	$152,655	$1,580	$(94,804)

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2008.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

ASC 805 (formerly Statement No. 141R, “Business Combinations”),  broadens the guidance, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The provisions of ASC 805 will only impact the Company if we are party to a business combination closing on or after January 1, 2009.

ASC 810 (formerly FAS 160,  “Noncontrolling Interest in Consolidated Financial Statements”), which requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.

ASC 815 (formerly FAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), amends and expands the disclosure requirements for derivative instruments and hedging activities.  ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  Information related to provisions of ASC 815 including the impact on our financial statements is outlined in Note 16.

ASC 260 (formerly FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”),  provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  All previously reported earnings per share data have been retrospectively adjusted to conform with the provisions of ASC 260.

ASC 825 (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.

ASC 320 (formerly FSP FAS 115-2, FAS124-2 and Emerging Issues Task Force (“EITF”) 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment”), (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.

ASC 820 (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.

ASC 855 (formerly FAS 165, “Subsequent Events”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Information related to the provisions of ASC 855 is reflected in Note 19 - Subsequent Events.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 166”).  FAS 166 amends the derecognition accounting and disclosure guidance relating to FAS 140.  FAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPE”s), it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with FAS 167.  FAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is currently assessing the impact of FAS 166 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”).  FAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FAS 167, as well as QSPE’s that are currently excluded from the scope of FAS 167.  FAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is currently assessing the impact of FAS 167 on our financial condition, results of operations, and disclosures.

Accounting Standards Update (“ASU”) No. 2009-01 (formerly Statement No. 168) “Topic 105 - Generally Accepted Accounting Principles-FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  Management has made the appropriate changes to GAAP references in our financial statements.

ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  Management is currently assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

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

	Three Months Ended September	Nine Months Ended September
	2008	2008
Net interest income after provision	$17,262	$58,057
Noninterest income	7,800	26,981
Noninterest expense	19,636	65,485
Income before income taxes	5,426	19,553
Income taxes	1,544	5,794
Net income	$3,882	$13,759

Per common share information
Earnings	$0.28	$1.00
Diluted earnings	$0.28	$0.99

Average common shares issued and outstanding	13,747,723	13,743,510
Average diluted common shares outstanding	13,832,869	13,858,729

Included in the pro forma results of operations for the nine months ended September 30, 2008 was one-time pretax merger costs of $3.9 million.

Note 3 – Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009:
U.S. Treasury	$1,498	$37	$—	$1,535
U.S. government agencies	19,623	410	—	20,033
U.S. government agency mortgage-backed	45,828	1,820	(40)	47,608
States and political subdivisions	134,591	6,288	(114)	140,765
Collateralized mortgage obligations	24,376	954	(11)	25,319
Collateralized debt obligations	17,817	—	(6,778)	11,039
Equity securities	99	1	(6)	94
	$243,832	$9,510	$(6,949)	$246,393
December 31, 2008:
U.S. Treasury	$1,496	$72	$—	$1,568
U.S. government agencies	95,290	1,178	(113)	96,355
U.S. government agency mortgage-backed	86,062	1,396	(208)	87,250
States and political subdivisions	150,313	2,939	(1,659)	151,593
Collateralized mortgage obligations	58,684	711	(125)	59,270
Collateralized debt obligations	17,834	—	(7,567)	10,267
Equity securities	99	—	(16)	83
	$409,778	$6,296	$(9,688)	$406,386

Recognition of other-than-temporary impairment was not necessary in the quarter ended September 30, 2009 or the year ended December 31, 2008.  The changes in fair values related to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration although the amount of deferrals and defaults in the pooled collateralized debt obligation increased from December 31, 2008.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of September 30, 2009, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO security has continued to decrease and information on orderly transaction sales was not generally available.  Accordingly, management designated this security as a level 3 security at June 30, 2009 as described in Note 15 of this quarterly report and continues with that designation as of September 30, 2009.  Management does not have the intent to sell the above securities and it is more likely than not the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
September 30, 2009
Class A1	$9,353	$5,587	$(3,766)	BB+	63	$123,500	16.5%	$260,928	34.8%
Class A2A	8,464	5,452	(3,012)	BB-	63	123,500	16.5%	163,928	21.9%
	$17,817	$11,039	$(6,778)

December 31, 2008
Class A1	$9,478	$4,657	$(4,821)	AAA	63	$37,500	5.0%	$340,917	45.5%
Class A2A	8,356	5,610	(2,746)	AAA	63	37,500	5.0%	243,917	32.5%
	$17,834	$10,267	$(7,567)

(1) Moody’s credit rating for class A1 and A2A were A1 and Baa2, respectively, as of September 30, 2009.  The Moody’s credit ratings at December 31, 2008 for class A1 and A2A were both Aaa.  The Fitch ratings for class A1 and A2A were AA and A, respectively, as of September 30, 2009.  The Fitch ratings at December 31, 2008 for class A1 and A2A were both AAA.

In addition to other equity securities, which are recorded at estimated market value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $3.8 million and $9.3 million, respectively, at September 30, 2009, and at December 31, 2008.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 4 – Loans

Major classifications of loans were as follows:

	September 30,	December 31,
	2009	2008
Commercial and industrial	$215,189	$244,019
Real estate - commercial	941,307	929,576
Real estate - construction	303,765	373,704
Real estate - residential	677,198	701,221
Installment	11,682	19,116
Overdraft	808	761
Lease financing receivables	4,194	4,396
	2,154,143	2,272,793
Net deferred loan fees and costs	(1,452)	(1,679)
	$2,152,691	$2,271,114

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses as of September 30 are summarized as follows:

	2009	2008
Balance at beginning of period	$41,271	$16,835
Addition resulting from acquisition	—	3,039
Provision for loan losses	66,575	9,100
Loans charged-off	(50,254)	(5,079)
Recoveries	411	280
Balance at end of period	$58,003	$24,175

Note 6 – Goodwill and Intangibles

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis as of September 30 and February 28, respectively, or more often if events or circumstances indicate that they may be impaired.  As disclosed in the prior quarterly report, goodwill was tested for impairment at the reporting unit level as of June 30, 2009 and a total impairment loss was recorded as a result of management’s determination that the carrying amount of goodwill exceeded its implied fair value.  The Company’s market price per share had continued to be less than its stockholders’ common equity as the Company’s stock continued to trade at a price below its book value.  At the same time, earnings decreased as nonperforming assets, particularly loans and related charge-offs increased.  Consistent with prior quarters, the Company considered these and other factors, including the items outlined in the process described below.  The Company employed general industry practices in evaluating the impairment of its goodwill using a two-step process that begins with an estimation of the fair value of the reporting unit.  The first step included a screen for potential impairment and the second step measured the amount of impairment.  Significant management judgment was applied to the process including the development of cash flow projections, selection of appropriate discount rates, identification of relevant market comparables, the incorporation of general economic and market conditions as well as the selection of an appropriate control premium.

The first step of the June 30, 2009 analysis was to determine if there was a potential impairment.  The Company used both an income and market approach as part of that analysis.  The income approach was based on discounted cash flows, which were derived from internal forecasts and economic expectations for the Bank reporting unit.  The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate.  The discount rates used in the income approach evaluated at June 30, 2009 ranged from

17.5% to 22.5% to attempt to incorporate discount rates a market participant might employ in its valuation of Old Second National Bank.  The market approach calculated the change of control price a market participant could have been reasonably expected to pay for the Bank by adding a change of control premium.  The results of the first step of the analysis indicated that the Bank’s carrying value exceeded its fair value, which indicated that an impairment existed and required that the Company perform the second step of the analysis to determine the amount of the impairment.  The second step of the analysis involved a valuation of all of the assets of the Bank as if it had just been acquired and comparing the resultant goodwill with the actual carrying amount of goodwill.  The results of the second step of the analysis determined that goodwill was fully impaired, which resulted in the pre-tax impairment charge of $57.6 million.  This was a total impairment and no goodwill remained as a result of that impairment charge.  See the management discussion in Item 2 for additional information related to this noncash noninterest expense.  The portion of the goodwill intangible asset charge that was attributable to Heritage was tax deductible and had an associated $22.0 million deferred tax asset, and although not anticipated, there can be no guarantee that a valuation allowance against this deferred tax asset will not be necessary in future periods.

Management also performed an annual review of the core deposit and other intangible assets.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of September 30, 2009.  No assurance can be given that future impairment tests will not result in a charge to earnings.  The core deposit and other intangible assets related to Heritage were $8.9 million at acquisition.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first nine months ended September 30, 2009, and the year ended December 31, 2008 (in thousands):

	Six Months Ended		Year Ended
	September 30, 2009		December 31, 2008
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$59,040	$7,821	$2,130	$—
Addition resulting from acquisition	—	—	56,910	8,917
Amortization / adjustments (1)	(1,461)	(875)	—	(1,096)
Impairment	(57,579)	—	—	—
Balance at end of period	$—	$6,946	$59,040	$7,821

(1)	The $1.46 million adjustment to goodwill was recorded in the first quarter of 2009.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of September 30, 2009 (in thousands):

Amount
For the rest of 2009	$291
2010	1,130
2011	847
2012	780
2013	732
Thereafter	3,166
Total	$6,946

Note 7 – Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of September 30, summarized as follows:

	2009	2008
Balance at beginning of period	$1,973	$2,569
Additions	495	99
Amortization	(658)	(562)
Balance at end of period	1,810	2,106

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(599)	(87)
Provisions for impairment	(443)	(475)
Recovery credited to expense	811	560
Balance at end of period	(231)	(2)
Net balance	$1,579	$2,104

Note 8 – Deposits

Major classifications of deposits as of September 30, 2009, and December 31, 2008, were as follows:

	2009	2008
Noninterest bearing	$314,669	$318,092
Savings	168,333	109,991
NOW accounts	431,726	274,888
Money market accounts	394,917	543,325
Certificates of deposit of less than $100,000	620,571	696,240
Certificates of deposit of $100,000 or more	405,451	444,592
	$2,335,667	$2,387,128

Note 9 – Borrowings

The following table is a summary of borrowings as of September 30, 2009, and December 31, 2008:

	2009	2008
Securities sold under repurchase agreements	$21,835	$46,345
Federal funds purchased	—	28,900
FHLB advances	5,048	167,018
Treasury tax and loan	4,691	2,365
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	23,184
	$135,452	$371,190

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they were secured by securities with a carrying amount of $27.5 and $48.5 million at September 30, 2009 and December 31, 2008, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these borrowings were collateralized by FHLBC stock of $9.3 million and loans totaling $437.0 million at September 30, 2009.  FHLBC stock of $9.3 million and loans totaling $318.4 million were pledged as of December 31, 2008.

The Bank is a Treasury Tax & Loan (TT&L) depository for the FRB and, as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of September 30, 2009 and December 31, 2008, TT&L deposits were $4.7 million and $2.4 million, respectively.

On January 31, 2008, the Company entered into a $75.5 million credit facility with Bank of America, N.A. (“the Lender”), which was comprised of a $30.5 million senior debt facility and $45.0 million of subordinated debt.  The senior debt facility included a $500,000 term loan with a maturity of March 31, 2018, and a revolving loan with a maturity of March 31, 2010.  The loans replaced a $30.0 million revolving line of credit facility previously held with Marshall & Ilsley Bank.  At September 30, 2009, no balance was outstanding on that revolving line.  The subordinated debt matures on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The senior debt is secured with all of the issued and outstanding shares of Old Second National Bank.  The proceeds of the $45.0 million of subordinated debt were used primarily to finance the acquisition of Heritage including transaction costs.  The $30.5 million senior debt facility is for general corporate purposes and was primarily used in the past to repurchase common stock.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2009, the Company did not comply with two of the financial covenants contained within that credit agreement and additional details related to that noncompliance including the Lender notice details in response to that noncompliance are discussed in Item 2 of this quarterly report under the heading, Deposits and Borrowings.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the Lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the Senior Debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  As illustrated in the above table, the total outstanding principal amount of the Senior Debt is $500,000.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the Lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s breach of a financial covenant.

In its prior notice to the Company, the Lender indicated that the Lender would not extend any additional credit or make additional disbursements to or for the benefit of the Company.  The Lender also indicated in that notice that it was not presently exercising any of its other rights or remedies under the Agreement and that it reserves all of its rights and remedies available to the Lender.  The Company and the Lender periodically discuss potential resolution of the issues, including a change in the covenants, but there has been no definitive resolution as of the date of this Form 10-Q.  The lender notified the Company on November 2, 2009 that, effective July 27, 2009, the interest rate applicable to the outstanding balance on the Senior Debt ($500,000), and to the extent permitted by applicable law, any interest payments with respect thereto not paid within 10 days after the same becomes due, shall be equal to the Default Rate.  The Company estimated that the additional interest expense related to that notice was less than two thousand dollars for third quarter 2009.

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

Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.

Note 11 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted stock, and stock appreciation rights.  Total shares issuable under the plan were 424,776 at September 30, 2009 and 664,277 at December 31, 2008.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted stock vests three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $228,000 in the third quarter of 2009 and $754,000 in the first nine months of 2009.  The total income tax benefit was $80,000 in the third quarter of 2009 and $264,000 in the first nine months of 2009.  Total compensation cost that has been charged against income for those plans was $255,000 in the third quarter of 2008 and $760,000 in the first nine months of 2008.  The total income tax benefit was $89,000 in the third quarter of 2008 and $266,000 in the first nine months of 2008.

There were no stock options exercised or granted during the third quarter of 2009.  There were 10,500 stock options exercised during the third quarter of 2008.  There were no stock options granted during the third quarter of 2008.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $282,000 as of September 30, 2009, and is expected to be recognized over a weighted-average period of 1.00 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $618,000 as of September 30, 2008, and was expected to be recognized over a weighted-average period of 1.98 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2009	722,132	$24.03
Granted	16,500	7.49
Exercised	(5,334)	10.13
Canceled	(13,000)	29.12
Expired	—	—
Ending outstanding	720,298	$23.66	4.80	$—
Exercisable at end of quarter	617,136	$23.46	4.24	$—

Beginning outstanding at January 1, 2008	740,798	$23.67
Granted	—	—
Exercised	(16,000)	10.02
Expired	—	—
Ending outstanding	724,798	$23.98	5.63	$1,192,719
Exercisable at end of quarter	582,466	$22.93	4.84	$1,192,719

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	September 30, 2009
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	86,662	$6.45
Granted	16,500	2.01
Vested	—	—
Nonvested at September 30, 2009	103,162	$5.74

A summary of stock option activity as of September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Intrinsic value of options exercised	$—	$97,258	$673	$160,818
Cash received from option exercises	—	106,064	54,033	160,259
Tax benefit realized from option exercises	—	38,655	268	63,917
Weighted average fair value of options granted	—	—	2.01	—

Restricted stock was granted beginning in 2005 under the Incentive Plan.  Restricted stock units were granted beginning in 2009 under the Incentive Plan.  No shares were issued during either the third quarter of 2009 or the third quarter of 2008.  These share rights are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These share rights vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted stock is as follows:

	September 30, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	53,311	$28.49	46,065	$30.09
Granted	133,724	7.49	27,254	27.75
Vested	(3,165)	27.57	(702)	31.34
Forfeited	(3,006)	29.28	—	—
Nonvested at September 30	180,864	$12.97	72,617	$29.20

Total unrecognized compensation cost of restricted shares is $1.1 million as of September 30, 2009, which is expected to be recognized over a weighted-average period of 2.70 years.  Total unrecognized compensation cost of restricted shares was $857,000 as of September 30, 2008, which was expected to be recognized over a weighted-average period of 1.92 years.  There were no restricted share rights vested at September 30, 2009 or September 30, 2008.

Note 12 – Earnings Per Share

The earnings (loss) per share is included below as of September 30 (share data not in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic (loss) earnings per share:
Weighted-average common shares outstanding	13,823,622	13,747,723	13,813,441	13,520,949
Weighted-average common shares less stock based awards	13,707,907	13,674,404	13,707,692	13,453,337
Weighted-average common shares stock based awards	181,165	72,999	161,027	73,112
Net (loss) income	$1,472	$4,121	$(55,970)	$17,007
Dividends and accretion of discount on preferred shares	1,121	—	3,157	—
Net (loss) income available to common shareholders	351	4,121	(59,127)	17,007
Common stock dividends	(137)	(2,189)	(1,234)	(6,395)
Unvested share-based payment awards	(2)	(11)	(15)	(32)
Undistributed (Loss) Earnings	212	1,921	(60,376)	10,580
Basic (loss) earnings per share common undistributed earnings	0.02	0.14	(4.35)	0.78
Basic (loss) earnings per share common distributed earnings	0.01	0.16	0.09	0.48
Basic (loss) earnings per share	$0.03	$0.30	$(4.26)	$1.26
Diluted (loss) earnings per share:
Weighted-average common shares outstanding	13,823,622	13,747,723	13,813,441	13,520,949
Dilutive effect of restricted shares(1)	112,836	36,103	87,308	31,217
Dilutive effect of stock options	—	49,049	—	84,000
Diluted average common shares outstanding	13,936,458	13,832,875	13,900,749	13,636,166
Net (loss) income available to common stockholders	$351	$4,121	$(59,127)	$17,007
Diluted (loss) earnings per share	0.03	0.30	(4.26)	1.25

Number of antidilutive options excluded from the diluted earnings per share calculation	1,576,637	550,000	1,576,637	475,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 13 – Other Comprehensive Income

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available-for-sale securities arising during the period
U.S. Treasury	$(10)	$137	$(35)	$267
U.S. government agencies	(85)	(983)	(340)	(1,002)
U.S. government agency mortgage-backed	255	(122)	1,175	(343)
States and political subdivisions	4,951	(362)	5,319	(1,751)
Collateralized mortgage obligations	220	32	802	(396)
Collateralized debt obligations	(80)	(5,861)	789	(5,869)
Equity securities	6	—	11	7
	5,257	(7,159)	7,721	(9,087)
Related tax (expense) benefit	(2,072)	2,846	(3,045)	3,612
Holding gains (losses) after tax	$3,185	$(4,313)	$4,676	$(5,475)

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. Treasury	$—	$—	$—	$95
U.S. government agencies	—	15	315	349
U.S. government agency mortgage-backed	—	—	583	572
States and political subdivisions	454	(35)	425	(53)
Collateralized mortgage obligations	—	—	445	201
Collateralized debt obligations	—	—	—	199
Equity securities	—	—	—	—
Net realized gains (losses)	454	(20)	1,768	1,363
Income tax (expense) benefit on net realized gains (loss)	(179)	8	(700)	(540)
Net realized gains (loss) after tax	275	(12)	1,068	823
Other comprehensive income (loss) on available-for-sale	2,910	(4,301)	3,608	(6,298)

Changes in fair value of derivatives used for cashflow hedges arising during the period	—	—	158	—
Related tax expense	—	—	(63)	—
Other comprehensive income on cashflow hedges	—	—	95	—
Total other comprehensive income (loss)	$2,910	$(4,301)	$3,703	$(6,298)

Note 14 – Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $1.0 million and $1.8 million in the first nine months of 2009 and 2008, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match in 2009.  Management had increased the discretionary plan expense in 2008, in part to accommodate the additional permanent employees from Heritage.

Note 15 – Fair Value Option and Fair Value Measurements

In September 2006, “Fair Value Measurements” was issued.  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about Fair Value Measurements.  The guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  This guidance became effective for fiscal years beginning after November 15, 2007.  Fair Value Measurements does not change existing guidance as to whether or not an asset or liability is carried at fair value, but it defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The “Fair Value Option for Financial Assets and Financial Liabilities” requirement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set for the in the standard.    As disclosed in the Company’s 2008 Annual Report, the impact of adoption was not material.

The Company elected to adopt the “Fair Value Option for Financial Assets and Financial Liabilities” as required on January 1, 2008.  That standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  As of April 1, 2009, the Company elected the fair value option for the loans held-for-sale.  The Company did not elect the fair value option for any other financial assets or financial liabilities.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value hierarchy established, also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs that may be used to measure fair value:

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

•                  Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment at June 30, 2009 because the level of market activity for the CDO security has continued to decrease and information on orderly sale transactions was not generally available.

•                  Marketable equity securities are priced using available market information.

•                  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held for sale is determined using quoted secondary market prices.

•                  Lending related commitments to fund certain residential mortgage loans (interest rate locks) to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of mortgage-backed securities are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment and do not typically involve significant judgments by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2009 and December 31, 2008, respectively, measured at fair value on a recurring basis:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale	$1,576	$233,725	$11,092	$246,393
Loans held-for-sale	—	9,234	—	9,234
Other assets (Interest rate swap agreements net of credit valuation)	—	4,352	(981)	3,371
Other assets (Forward loan commitments to investors)	—	51	—	51
Total	$1,576	$247,362	$10,111	$259,049

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$4,352	$—	$4,352
Other liabilities (Interest rate lock commitments to borrowers)	—	93	—	93
Other liabilities (Risk Participation Agreement)	—	—	30	30
Total	$—	$4,445	$30	$4,475

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available for sale	$22,779	$383,555	$52	$406,386
Other assets (Interest rate swap agreements)	—	4,860	—	4,860
Other assets (Forward loan commitments to investors)	—	(148)	—	(148)
Total	$22,779	$388,267	$52	$411,098

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$5,018	$—	$5,018
Other liabilities (Interest rate lock commitments to borrowers)	—	(148)	—	(148)
Other liabilities (Risk Participation Agreement)	—	—	26	26
Total	$—	$4,870	$26	$4,896

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2009
	Investment securities available- for-sale	Interest Rate Swap Credit Valuation	Risk Participation Agreement
Beginning balance January 1, 2009	$52	$—	$(26)
Total gains or losses (realized/unrealized)
Included in earnings	—	—	(4)
Included in other comprehensive income	(71)	—	—
Purchases and issuances	—	(981)	—
Settlements	—	—	—
Expirations	—	—	—
Transfers in and /or out of Level 3	11,111	—	—
Ending balance September 30, 2009	$11,092	$(981)	$(30)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights and impaired loans.  At December 31, 2008, loans held-for-sale were valued at the lower-of-cost or fair market value basis.  For assets measured at fair value on a nonrecurring basis on hand at September 30, 2009 and December 31, 2008, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights(1)	$—	$—	$1,579	$1,579
Impaired loans(2)	—	—	29,093	29,093
Total	$—	$—	$30,672	$30,672

(1)  Mortgage servicing rights, which are carried at the lower-of-cost or fair value, totaled $1.6 million, which is net of a valuation reserve amount of $231,000.  A net recovery of $368,000 was included in earnings for the first nine months ending September 30, 2009.

(2)  Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $34.1 million, with a valuation allowance of $5.0 million, resulting in a decrease of specific allocations within the provision for loan losses of $10.3 million for the first nine months ending September 30, 2009.  The carrying value of loans fully charged off is zero.

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

The Company also has interest rate derivative positions that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $5.2 million in investment securities pledged to support interest rate swap activity with the correspondent financial institution at September 30, 2009.  There was no related pledge requirement at December 31, 2008.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 15 above.  At September 30, 2009, the notional amount of non-hedging interest rate swaps was $85.5 million with a weighted average maturity of 4.3 years.  At December 31, 2008, the notional amount of non-hedging interest rate swaps was $52.6 million with a weighted average maturity of 4.5 years.

As of September 30, 2009, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper bound of dollar exposure of this credit risk is approximately $489,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The actual potential credit risk of the RPA at September 30, 2009 was approximately $357,000

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as mortgage-backed securities.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments were estimated based on observable changes in mortgage interest rates and mortgage-backed security prices from the date of the commitments.

The following table presents derivatives not designated as hedging instruments as of September 30, 2009.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$85,916	Other Assets	$3,371	Other Liabilities	$4,352
Commitments(1)	384,302	Other Assets	51	N/A	—
Forward contracts	33,728	N/A	—	Other Liabilities	93
Risk participation agreements	7,000	N/A	—	Other Liabilities	30
Total			$3,422		$4,475

(1) Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

The Bank issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.  Financial standby, performance standby and commercial letters of credit totaled $18.8 million, $25.5 million, and $10.4 million at September 30, 2009, respectively.  Financial standby, performance standby and commercial letters of credit totaled $21.5 million, $28.3 million, and $13.1 million at December 31, 2008, respectively.  Financial standby letters of credit have terms ranging from two months to four and a quarter years.  Performance standby letters of credit have terms ranging from four months to four years.  Commercial letters of credit have terms ranging from one month to five years.

Note 17 — Fair Values of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair values approximate carrying amount for all items except those described in the following table.  Security fair values are generally based upon market price or dealer quotes except as described in Note 15 above.  For non-marketable securities such as FHLBC and FRB stock, the carrying amounts reported in the balance sheet approximate fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks and federal funds sold	$38,684	$38,684	$71,596	$71,596
Interest bearing deposits with financial institutions	75,456	75,456	809	809
Securities available-for-sale	246,393	246,393	406,386	406,386
FHLB and FRB Stock	13,044	13,044	13,044	13,044
Bank owned life insurance	49,702	49,702	48,754	48,754
Loans, net and loans held-for-sale	2,103,922	2,104,652	2,253,135	2,266,331
Accrued interest receivable	10,083	10,083	11,910	11,910
	$2,537,284	$2,538,014	$2,805,634	$2,818,830
Financial liabilities:
Deposits	$2,335,667	$2,355,652	$2,387,128	$2,408,381
Securities sold under repurchase agreements	21,835	21,835	46,345	46,348
Federal funds purchased	—	—	28,900	28,900
Other short-term borrowings	9,739	9,827	169,383	169,463
Junior subordinated debentures	58,378	52,726	58,378	56,269
Subordinated debt	45,000	44,859	45,000	44,940
Notes payable and other borrowings	500	499	23,184	23,372
Accrued interest payable	4,129	4,129	5,023	5,023
	$2,475,248	$2,489,527	$2,763,341	$2,782,696

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

Subsequent to the Company’s receipt of the $73.0 million in proceeds from the Treasury in the first quarter of 2009, the proceeds were allocated between the preferred stock and warrants that were issued.  The warrants were classified as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the preferred stock and the warrants as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

The fair value of the preferred stock was determined by using “Fair Value Measurement” concepts, using a discounted cash flow approach.  Upon review of economic conditions and events that gave rise to the TARP Capital Purchase Program, a discount rate of 15% was selected to reflect management’s estimate of a current market rate for the Company.  Factors such as the creditworthiness of the Company, its standing as a public company, and the unique economic environment particularly as it related to financial institutions and the Treasury program were considered, as was the ability of the Company to access capital.  A final factor was management’s belief that the initial stated preferred stock dividend rate (5%) was below market, which also drove the decision to select the higher discount rate of 15%.

Note 19 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or November 9, 2009.  We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  As a result of the February 2008 acquisition of Heritage, the franchise expanded into the southwestern section of Cook County, which includes the higher growth markets of the south Chicago suburbs.  Management believed this transaction provided funding diversification with the acquisition of a strong core deposit base that also expanded our ability to offer Trust and other services as well as commercial loan and treasury management products at these locations.  This acquisition provided additional market penetration by adding five retail-banking offices and allowed the Company to fill in its footprint surrounding the Chicago metropolitan area.  The Company also offers insurance products through Old Second Financial, Inc.

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

The financial system in the United States, including the credit markets and markets for real estate and related assets, have been in a state of disarray since early 2008.  The nationwide disorder in markets have resulted in extraordinary declines in the values of real estate and associated asset types, including the availability of ready markets, and have impacted the ability of many borrowers to continue to pay on their obligations.  While some economic indicators have begun to show improvement, the inability of some borrowers to repay continues to be experienced in the Company’s local market and has affected the ability of some Old Second clientele to perform on their obligations.  Because of these ongoing economic conditions and the related impact upon borrower’s ability to perform, the Company greatly increased the provision for loan losses in 2009, and has experienced an increase in both loans charged off and nonperforming assets that continued into the third quarter.  As a result of these events, and the second quarter 2009 goodwill impairment charge discussed below, net income declined considerably as compared to prior financial periods.  The Company remains committed and focused on maintaining and enhancing its procedures regarding its asset quality and general underwriting standards.

Results of Operations

Net income for the third quarter of 2009 decreased to $1.5 million, or $0.03 diluted earnings per share, compared with $4.1 million, or $0.30 diluted earnings per share, in the third quarter of 2008.  In the first nine months of 2009, the Company recorded a loss of $4.26 per diluted share, on $56.0 million in net loss, as compared to $1.25 per diluted share in the first nine months of 2008, on net income of $17.0 million.  The year to date loss incurred in 2009 included a second quarter pretax goodwill impairment charge of $57.6 million that had an associated tax benefit of $22.0 million as described below.  Generally, for both the quarter and year to date periods, the decrease in earning assets combined with the increases in both the provision for loan losses and other expenses more than offset increases in noninterest income and reductions to interest expense.  The Company recorded a $66.6 million provision for loan losses in the nine months ended September 30, 2009, which included an addition of $9.7 million in the third quarter.  Net charge-offs in the same period were $49.8 million for the nine months ended September 30, 2009 and $26.2 million for the third quarter.  In the same period in 2008, the provision for loan losses was $9.1 million, $6.3 million of which was added in the third quarter.  Net charge-offs in the same period were $4.8 million for the nine months ended September 30, 2008 and $3.7 million for the third quarter.  The net income available to common stockholders was $351,000 for the third quarter, which decreased the net loss available to common shareholders to $59.1 million for the first nine months of 2009.  This compared to net income available to common shareholders of $4.1 million and $17.0 million, respectively, for the same periods in 2008.

Goodwill arises from business acquisitions and represents the value attributable to unidentifiable intangible elements in the business acquired.  Of the $57.6 million second quarter 2009 noncash charge described above, $55.4 million originated from the February 8, 2008 acquisition of HeritageBanc, Inc. and Heritage Bank.  The portion of the goodwill intangible asset charge that was attributable to Heritage is tax deductible and has an associated $22.0 million tax benefit.  Although not anticipated, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  Given the noncash nature of a goodwill impairment charge, this noninterest expense item had no adverse affect upon the Company’s liquidity position.  Additional details related to goodwill are provided in Note 6 of the financial statements included in this quarterly report.

Net Interest Income

Net interest income decreased from $66.1 million in the first nine months of 2008 to $64.9 million in the first nine months of 2009.  Average earning assets decreased $32.2 million, or 1.2%, from September 30, 2008 to September 30, 2009, as management continued to place emphasis upon asset quality and loan growth was limited due to the general decline in the number of qualified borrowers.  Average interest bearing liabilities decreased $86.6 million, or 3.6%, during the same period.  The decrease in average interest bearing liabilities was due in large part to an initiative to retain relationships when they reprice and not to focus on attracting or retaining new deposit relationships where the depositor will utilize no other product or service.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, decreased from 3.41% in the first nine months of 2008 to 3.39% in the first nine months of 2009.  The average tax-equivalent yield on earning assets decreased from 6.02% in the first nine months of 2008 to 5.17%, or 85 basis points, in the first nine months of 2009.  The cost of funds on interest bearing liabilities decreased from 3.03% to 2.13%, or 90 basis points in the same period, but the continued level of nonaccrual loans combined with the general decrease in interest rates lowered interest income to a greater degree than it reduced interest expense.

Net interest income decreased from $23.6 million in the third quarter of 2008 to $21.0 million in the third quarter of 2009.  The decrease in average earning assets on a quarterly comparative basis was $145.5 million, or 5.4%, from September 30, 2008 to September 30, 2009 due in part to a continued lack of demand from qualified borrowers coupled with a decrease in securities available—for-sale.  Average interest bearing liabilities decreased $211.2 million, or 8.8%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.61% in the third quarter of 2008 to 3.39% in the third quarter of 2009.  The average tax-equivalent yield on earning assets decreased from 5.83% in the third quarter of 2008 to 5.02% in the third quarter of 2009, or 81 basis points.  The cost of interest-bearing liabilities also decreased from 2.57% to 1.97%, or 60 basis points in the same period, but the continued higher level of nonaccrual loans combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and nine-month periods ended September 30, 2009 and 2008.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended September 30, 2009 and 2008

(Dollar amounts in thousands- unaudited)

	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$39,792	$27	0.27%	$2,277	$30	5.16%
Federal funds sold	45,503	14	0.12	8,217	40	1.90
Securities:
Taxable	108,299	1,278	4.72	298,949	3,574	4.78
Non-taxable (tax equivalent)	138,727	2,066	5.96	150,496	2,283	6.07
Total securities	247,026	3,344	5.41	449,445	5,857	5.21
Dividends from FRB and FHLB stock	13,044	56	1.72	10,521	17	0.65
Loans and loans held-for-sale(1)	2,208,507	29,277	5.19	2,228,863	34,110	5.99
Total interest earning assets	2,553,872	32,718	5.02	2,699,323	40,054	5.83
Cash and due from banks	46,072	—	—	51,600	—	—
Allowance for loan losses	(76,902)	—	—	(22,114)	—	—
Other non-interest bearing assets	210,376	—	—	208,456	—	—
Total assets	$2,733,418			$2,937,265

Liabilities and Stockholders’ Equity
NOW accounts	$404,657	$362	0.35%	$322,074	$760	0.94%
Money market accounts	400,223	974	0.97	577,267	2,658	1.83
Savings accounts	163,417	250	0.61	112,364	145	0.51
Time deposits	1,094,151	7,972	2.89	1,029,253	8,987	3.47
Total interest bearing deposits	2,062,448	9,558	1.84	2,040,958	12,550	2.45
Securities sold under repurchase agreements	22,563	13	0.23	45,285	182	1.60
Federal funds purchased	—	—	—	34,350	196	2.23
Other short-term borrowings	8,659	36	1.63	160,301	848	2.07
Junior subordinated debentures	58,378	1,071	7.34	58,378	1,072	7.35
Subordinated debt	45,000	241	2.10	45,000	495	4.30
Notes payable and other borrowings	500	2	1.57	24,484	219	3.50
Total interest bearing liabilities	2,197,548	10,921	1.97	2,408,756	15,562	2.57
Non-interest bearing deposits	309,692	—	—	307,664	—	—
Accrued interest and other liabilities	16,723	—	—	17,423	—	—
Stockholders’ equity	209,455	—	—	203,422	—	—
Total liabilities and stockholders’ equity	$2,733,418			$2,937,265
Net interest income (tax equivalent)		$21,797			$24,492
Net interest income (tax equivalent) to total earning assets			3.39%			3.61%
Interest bearing liabilities to earnings assets	86.05%			89.24%

(1)  Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $771,000 and $994,000 for the third quarter of 2009 and 2008, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months ended September 30, 2009 and 2008

(Dollar amounts in thousands- unaudited)

	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$14,633	$31	0.28%	$1,435	$41	3.75%
Federal funds sold	19,639	17	0.11	7,828	124	2.08
Securities:
Taxable	208,248	7,247	4.64	349,263	12,500	4.77
Non-taxable (tax equivalent)	143,586	6,446	5.99	153,494	6,894	5.99
Total securities	351,834	13,693	5.19	502,757	19,394	5.14
Dividends from FRB and FHLB stock	13,044	169	1.73	10,247	51	0.66
Loans and loans held-for-sale(1)	2,254,864	89,953	5.26	2,163,915	103,176	6.26
Total interest earning assets	2,654,014	103,863	5.17	2,686,182	122,786	6.02
Cash and due from banks	44,474	—	—	50,061	—	—
Allowance for loan losses	(56,778)	—	—	(20,578)	—	—
Other non-interest bearing assets	227,823	—	—	194,597	—	—
Total assets	$2,869,533			$2,910,262

Liabilities and Stockholders’ Equity
NOW accounts	$339,068	$942	0.37%	$292,457	$2,217	1.01%
Money market accounts	450,930	3,431	1.02	553,800	9,173	2.21
Savings accounts	144,862	605	0.56	111,292	487	0.58
Time deposits	1,142,202	26,735	3.13	1,079,447	32,742	4.05
Total interest bearing deposits	2,077,062	31,713	2.04	2,036,996	44,619	2.93
Securities sold under repurchase agreements	33,018	128	0.52	45,621	720	2.11
Federal funds purchased	19,988	73	0.48	59,075	1,359	3.02
Other short-term borrowings	55,952	257	0.61	119,767	2,249	2.47
Junior subordinated debentures	58,378	3,215	7.34	58,267	3,209	7.34
Subordinated debt	45,000	1,040	3.05	38,923	1,287	4.34
Notes payable and other borrowings	6,471	116	2.36	23,811	673	3.71
Total interest bearing liabilities	2,295,869	36,542	2.13	2,382,460	54,116	3.03
Non-interest bearing deposits	312,046	—	—	314,592	—	—
Accrued interest and other liabilities	18,772	—	—	18,250	—	—
Stockholders’ equity	242,846	—	—	194,960	—	—
Total liabilities and stockholders’ equity	$2,869,533			$2,910,262
Net interest income (tax equivalent)		$67,321			$68,670
Net interest income (tax equivalent) to total earning assets			3.39%			3.41%
Interest bearing liabilities to earnings assets	86.51%			88.69%

(1)  Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $2.5 million and $3.1 million for the first nine months of 2009 and 2008, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income (GAAP)	$31,943	$39,195	$101,444	$120,217
Taxable equivalent adjustment - loans	52	60	163	156
Taxable equivalent adjustment - securities	723	799	2,256	2,413
Interest income (TE)	32,718	40,054	103,863	122,786
Less: interest expense (GAAP)	10,921	15,562	36,542	54,116
Net interest income (TE)	$21,797	$24,492	$67,321	$68,670
Net interest and income (GAAP)	$21,022	$23,633	$64,902	$66,101
Average interest earning assets	$2,553,872	$2,699,323	$2,654,014	$2,686,182
Net interest income to total interest earning assets	3.27%	3.48%	3.27%	3.29%
Net interest income to total interest earning assets (TE)	3.39%	3.61%	3.39%	3.41%

Provision for Loan Losses

In the first nine months of 2009, the Company recorded a $66.6 million provision for loan losses, which included an addition of $9.7 million in the third quarter.  In the first nine months of 2008, the provision for loan losses was $9.1 million, which included an addition of $6.3 million in the third quarter.  An additional $3.0 million of allowance for loan losses was also assumed in the Heritage acquisition in the first quarter of 2008.  Nonperforming loans increased to $176.1 million at September 30, 2009 from $108.6 million at December 31, 2008, and $65.7 million at September 30, 2008.  On a linked quarter basis, however, nonperforming loan totals decreased from the June 30, 2009 level of $178.6 million.  Charge-offs, net of recoveries, totaled $49.8 million and $4.8 million in the first nine months of 2009 and 2008, respectively.  Net charge-offs totaled $26.2 million in the third quarter of 2009 and $3.7 million in the third quarter of 2008

Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Management closely monitors portfolio quality and when available information indicates that specific loans or portions of loans are uncollectible, management charges off those  amounts to reduce the outstanding loan balance.  While this reduces specific allocation estimates in the allowance for loan losses, it simultaneously reduces the estimated remaining risk of loss.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the remaining nonperforming loans at September 30, 2009 are included in the table immediately following (in thousands):

Loan Charge-offs, Gross	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Real Estate-Construction	$21,653	$3,571	$41,055	$4,007
Real Estate-Residential:
Investor	1,114	66	2,403	339
Owner Occupied	472	14	599	70
Revolving and Junior Liens	400	26	765	236
Real Estate-Commercial, Nonfarm	1,622	42	2,323	156
Real Estate-Commercial, Farm	—	—	—	—
Commercial and Industrial	171	—	934	58
Other	942	93	2,175	213
	$26,374	$3,812	$50,254	$5,079

Nonperforming Loans as of September 30, 2009

	Nonaccrual	90 Days or More	Restructured Loans	Total Non performing	% Non Performing	Specific
	Total (1)	Past Due	(Accruing)	Loans	Loans	Allocation
Real Estate - Construction	$87,042	$400	$—	$87,442	49.7%	$2,203
Real Estate - Residential:
Investor	28,719	—	317	29,036	16.5%	141
Owner Occupied	16,460	—	7,128	23,588	13.4%	1,149
Revolving and Junior Liens	960	—	—	960	0.5%	120
Real Estate - Commercial, Nonfarm	30,330	218	298	30,846	17.5%	972
Real Estate - Commercial, Farm	2,243	—	—	2,243	1.3%	—
Commercial and Industrial	888	284	—	1,172	0.7%	154
Other	771	—	—	771	0.4%	305
	$167,413	$902	$7,743	$176,058	100.0%	$5,044

(1) Nonaccrual loans included $26.3 million in restructured loans, $11.9 million in real estate construction, $5.4 million in commercial real estate, $6.0 million is in real estate - residential investor and $3.0 million is in real estate - owner occupied.

The largest component of nonperforming loans continues to be in the real estate construction sector, at $87.4 million, or 49.7% of total nonperforming loans.  This is a $7.5 million decrease on a linked quarter basis.  Management estimated that a loss allocation of $2.2 million was adequate coverage for this category.  Migration to nonperforming status occurred primarily from loans that had been previously rated as substandard.  In addition to the general lack of demand for new construction in our market area, the problems in this sector were compounded by a continued decline in real estate valuations.  The subcomponent details for the real estate construction segment at September 30, 2009 (in thousands) is set forth below:

	Nonaccrual	90 Days or More	Restructured Loans	Total Non performing	% Non Performing	Specific
Real Estate - Construction	Total	Past Due	(Accruing)	Loans	Loans	Allocation
Homebuilder	$53,690	$—	$—	$53,690	61.4%	$2,034
Commercial	13,010	400	—	13,410	15.3%	—
Land	14,505	—	—	14,505	16.6%	46
Other	5,837	—	—	5,837	6.7%	123
	$87,042	$400	$—	$87,442	100%	$2,203

Commercial real estate was the Company’s second largest category of nonperforming loans representing $30.8 million, 17.5% of the nonperforming loan portfolio, a decrease of $1.1 million on a linked-quarter basis.  Within this segment, 45.8% consisted of strip mall or other retail properties where cash flows were insufficient to support the debt.  Management has been in the process of administering a variety of workout strategies with the borrowers and such remedies could include a restructure option to allow more time to obtain additional tenants for a specific property or liquidation of the borrower.  Management estimated that a specific loss allocation of $510,000 was adequate coverage on that category after charging off $1.1 million in the third quarter of 2009.  The remaining nonperforming commercial real estate loans included a variety of owner occupied and non-owner occupied properties.  Management estimated that a specific loss allocation of $462,000 was sufficient for that grouping after charging off $509,000 in the third quarter of 2009.

Nonperforming residential investor loans consist of multi-family and one to four family properties that totaled $29.0 million and accounted for 16.5% of the nonperforming loan total, an increase of $321,000 on a linked-quarter basis.  Approximately 10.6% of the Company’s single-family investor loans and 6.7% of the multi-family investor loans were nonperforming as of September 30, 2009.  A significant portion of these totals was attributable to a single borrower relationship totaling $14.2 million and was comprised of approximately $8.8 million in multi-family investment properties and $5.4 million in one-to-four family investment properties.  This relationship accounted for 49.0% of the residential investor nonperforming loan total.  Management charged off $420,000 related to that borrower during the third quarter of 2009 and estimated that no additional allocations were needed as of September 30, 2009 based upon a review of recent appraisals.  The Company was the successful bidder at a Chapter 11 Bankruptcy sale of these properties, and it is anticipated that final court approval of the sale will be received in the fourth quarter of 2009.  This approval would also provide clear title and would result in a transfer to other real estate owned.

A second single relationship accounted for $5.0 million, or 17.2%, of the nonperforming loans in the residential investor category.  In the aggregate, these credits are secured by forty single-family homes.  These homes are substantially rented with few vacancies, but the cash flow has been insufficient to fully support the contractual repayment terms.  Management has entered into a forbearance agreement with this borrower and this credit was categorized as a troubled debt restructuring within the nonaccrual portfolio at the original principal amount.  Under the terms of the forbearance agreement, a cash collateral arrangement has been established whereby the Bank collects all rental receipts, and the net cash flow after expenses is retained and applied to the loan on a monthly basis.  This net cash flow has been sufficient to provide for principal reductions and management estimated no loss allocation was required based upon recently obtained appraisals.

Other residential investment loans totaling $9.5 million were comprised of several different borrower relationships.  The Bank has deployed a variety of work out methods for these credits and management has estimated a specific allocation of $141,000 should be sufficient to cover the estimated losses on this portfolio segment, after charging off $694,000 during the third quarter of 2009.

Nonperforming residential loans to individuals totaled $23.6 million, which was approximately 10.6% of the Company’s total owner occupied residential portfolio.  This was an increase of $5.3 million on a linked-quarter basis and represents 13.4% of the nonperforming loans total as of September 30, 2009.  Approximately $7.1 million of this segment was considered to be restructured, which was an increase of $4.3 million on a linked quarter basis.  Restructured loans include credits in forbearance/foreclosure avoidance programs where the borrower’s income source has been impaired and the Company has made a concession to temporarily reduce payments and/or interest rates.  Most of the loans within the $16.5 million of the residential portfolio that was in nonaccrual status at September 30, 2009 are in various stages of foreclosure.  Management has estimated that a specific allocation of $1.1 million should be sufficient to cover the estimated loss on this residential portfolio after charging-off $472,000 during the third quarter of 2009

Farmland loans totaling $2.2 million comprise 1.3% of the nonperforming loans at September 30, 2009, and approximately 4.1% of this aggregate loan portfolio category was nonperforming.  One of the largest loans in this category is a single family farm relationship and management has estimated that no charge-off of principal or loss allocation was required based upon a recent review of the loan including the estimated collateral value.

A linked quarter comparison of loans that were classified as performing, but past due 30 to 89 days and still accruing interest, shows that this category had a modest increase from $27.2 million at June 30, 2009 to $31.9 million at September 30, 2009.  However, this was a decrease from $35.6 million at December 31, 2008. Of the September 30, 2009 past due amount, $11.2 million, or 35.1%, were for various past due commercial land development and construction credits, $4.0 million, or 12.5%, were secured by one-to-four family real estate credits, $3.0 million, or 9.4%, were secured by multi-family properties, $9.1 million, or 28.6%, were secured by nonfarm nonresidential properties and $4.1 million, or 12.8%, were commercial and industrial credits with the remaining 1.6% of 30-89 days past due credits attributable to various installment and small farm credits of $502,000.

As of September 30, 2009, the Company’s loan portfolio had 14.1% invested in real estate construction and development loans and 43.7% invested in commercial real estate and the Company has generally limited its lending activity to locally known markets.  Construction lending is typically based upon cost versus appraisal values and subsequent valuations were substantially based upon updated appraisals.  Additionally, the Company does not have any material direct exposure to sub-prime loan products as it has focused its real estate lending activities on providing traditional loan products to relationship borrowers in nearby markets versus nontraditional loan products or purchased loans originated by other lenders.

The ratio of the allowance for loan losses to nonperforming loans was 33.0% as of September 30, 2009, as compared to 38.0% at December 31, 2008 and 36.8% at September 30, 2008.  While this ratio decreased somewhat as compared to September 30, 2008, management believed the allowance coverage was sufficient due to the estimated loss potential, which was reduced with the third quarter 2009 charge off activity.  Management determines the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth, the quality and composition of the loan portfolio, and loan loss experience.  The latter item is also weighted more heavily based upon recent loss experience.  Management also assigned a higher loss factor for the higher risk construction and development portfolio in the first quarter of 2009 and increased that factor again in the second quarter.  In the third quarter, however, management decreased that factor back to the first quarter level since $21.7 million of the third quarter charge-off activity was in the construction and development sector.  Management also estimated that the reduced size of the pool of credits subject to this factor, and the amount of the projected probable remaining exposure merited the lower factor in part because the most adverse credits had already been designated as nonperforming and thus had an associated specific allocation estimate.  Management also assigned a higher risk factor for segments of the commercial real estate portfolio in the second quarter of 2009 and incrementally increased that factor in the third quarter.  The above changes in estimates were made by management to be consistent with observable trends within both the loan portfolio segments and in conjunction with market conditions.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the allowance for loan losses increased to 2.69% at September 30, 2009 as compared to 1.82% at December 31, 2008, and 1.07% at September 30, 2008.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures for the period ended June 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Non-accrual loans	$167,413	$106,511
Restructured loans	7,743	—
Loans 90 days or more past due and still accruing interest	902	2,119
Nonperforming loans	176,058	108,630
Other real estate	24,492	15,212
Nonperforming assets	$200,550	$123,842

Interest income recorded on nonaccrual loans	$1,582	$4,064
Interest income which would have been accrued on nonaccrual loans	$9,134	$7,714

Other Real Estate

Other real estate owned (“OREO”) increased $9.3 million from $15.2 million at December 31, 2008, to $24.5 million at September 30, 2009.  Of that total, $8.9 million was added in the third quarter of 2009 as management successfully converted collateral securing problem loans to properties ready for disposition.  The Bank added 28 properties to OREO during the third quarter, which brought the total held as OREO to 49 properties after deducting six property sales that occurred in the period.  Also included in OREO was one $9.1 million property grouping that the Bank acquired in December 2008 in satisfaction of the outstanding debt.  That group of properties was transferred to OREO at its estimated fair market value with subsequent estimated valuation review performed quarterly by management.  That group of properties is comprised of residential townhomes, residential townhome lots, lots zoned for condominiums, and lots zoned for retail.  The value added from townhome development in that project totaled $2.4 million in the first nine months of 2009, which was substantially offset by $2.0 million in townhome sales, which in turn provided a significant portion of the reported OREO gains on sale.  Management based the original estimated value of the project upon appraisals as well as actual sales data.  In the third quarter of 2009, management reviewed and lowered the estimated valuation by $878,000, which brought the associated year to date valuation reserve to $3.9 million on the project lots that are zoned for condominium and retail development.  The townhome portion of this project was placed under contract for sale in the third quarter of 2009, with an anticipated fourth quarter closing date.  Management anticipates that the proceeds from that sale will approximate the estimated fair value of the assets.  The remaining OREO consisted of multiple properties of different types all of which are carried at their estimated realizable current market value.  This includes 30 single-family homes with an estimated value of $8.0 million, six non-farm, nonresidential properties with an estimated value of $3.0 million, a number of lots zoned for residential construction with an estimated value of $1.5 million, and one parcel of vacant acreage suitable for either farming or development with an estimated value of $2.9 million.

Noninterest Income

Noninterest income increased $2.4 million, or 31.1%, to $10.2 million during the third quarter of 2009 as compared to $7.8 million during the same period in 2008.  Likewise, noninterest income increased $3.0 million, or 11.03%, to $29.7 million during the first nine months of 2009 as compared to $26.8 million during the same period in 2008.  Trust income increased by $90,000, or 4.6%, in the third quarter of 2009 due to the combined increase in valuation of assets under management coupled with the settlement of a large estate.  Service charge income decreased, however by $258,000, or 10.1%, in the third quarter of 2009, and $341,000, or 4.9%, for the year to date period.  For both the third quarter and year to date comparisons, the primary source of the decrease was from consumer bounce protection fees, but this trend was partially offset by increases in commercial checking account service charges.  The latter item increased in large part from the reduced commercial earnings credits that resulted from a lower interest rate environment.  Despite ongoing market turbulence, third quarter 2009 mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, totaled $2.2 million, an increase of $965,000, or 78.3%, from the third quarter of 2008.  The Company attributed its continuing ability to increase mortgage banking income, in part, to the prior reengineering of its mortgage operations unit, which continues to be updated in response to changes in the marketplace.  This process improvement is reflected both in its operating results as well as its number one position in mortgage origination market share in both Kane and Kendall Counties.  Those same factors also allowed mortgage-banking operations to increase mortgage banking income $2.8 million, or 48.4%, from $5.8 million in the first nine months of 2008 to $8.5 million for the same period in 2009.

Realized gains on securities totaled $454,000 in the third quarter of 2009 and $1.8 million for the first nine months as compared to a $20,000 net realized loss in the third quarter of 2008 and $1.4 million for the first nine months of that year.  Bank owned life insurance (“BOLI”) income increased for the second consecutive quarter and was $409,000, or 629.2%, higher than the same period in 2008, as the rates of return began to stabilize on the underlying insurance investments.  For the first nine months of 2009, BOLI income thus showed an increase of $263,000, or 38.4%, from the same period in 2008.  The net gains on interest rate swap activity with customers included fee income of $156,000 and $1.1 million for the third quarter and first nine months of 2009, respectively, but was offset by a credit risk valuation recovery and expense of $556,000 and $981,000, respectively, on the estimated aggregate swap position exposure at September 30, 2009.  The net gain on sales of other real estate in 2009 totaled $169,000 and $462,000, respectively, for the third quarter and first nine months due in large part to the Bank’s successful marketing efforts related to these properties.  Other noninterest income decreased by $148,000, or 11.1%, in the third quarter of 2009, and decreased by $129,000, or 3.5% for the year to date period.  Even though automatic teller machine surcharge and interchange fees increased for both periods, decreases in fee income from brokerage activities more than outpaced that growth in the third quarter of 2009.

Noninterest Expense

Noninterest expense was $20.2 million during the third quarter of 2009, an increase of $588,000 from $19.7 million in the third quarter of 2008.  Noninterest expense was $122.4 million during the first nine months of 2009, an increase of $62.5 million, or 104.3%, from $59.9 million in the first nine months of 2008.  Excluding the second quarter nonrecurring goodwill impairment charge of $57.6 million, and the net OREO valuation adjustment of $3.6 million from one multiuse project, noninterest expense increased by approximately $1.3 million, or 2.1%, in the first nine months of 2009.  The reductions in salaries and benefits expense were significant for both the year to date and quarterly comparative periods.  This expense decreased by $1.2 million, or 11.4%, when comparing the third quarter of 2009 to the same period in 2008.  As previously announced, management made the decision to delay filling open positions and completed a reduction in force late in March 2009.  That initiative, combined with the first quarter elimination of management bonuses and profit sharing contributions, substantially resulted in the $3.8 million, or 11.4%, decrease in employee related expenses when comparing the first nine months of 2009 to the same period in 2008.

The occupancy expense in the third quarter of 2009 decreased $51,000, or 3.5%, from the third quarter of 2008.  Occupancy expense increased $112,000, or 2.5%, in the first nine months of 2009 as compared to the same period in 2008.  The increases were largely due to a second quarter 2009 charge of $125,000 that was recorded for the combined cost of early leasehold termination charges and related acceleration of the leasehold improvement costs for the three branches that were closed in the third quarter.  One additional branch is scheduled to close in the fourth quarter of 2009 and management continues to evaluate branch profitability and service overlap at all leased facilities.  Excluding those costs, the largest category increase in occupancy expense for both the quarter and year to date periods was for real estate taxes.  Management actively reviews county assessments as part of the overall cost control strategy particularly with the general market decline in real estate valuations.  On a quarterly and year to date comparative basis, the 2009 furniture and equipment expense decreased $40,000, or 2.3%, and increased $71,000, or 1.4%, respectively.  This quarterly decrease was primarily due to reduced expenses related to network operating costs whereas the year to date increase was largely attributable to increased depreciation costs.

On a quarterly and year to date comparative basis, the Federal Deposit Insurance Corporation (“FDIC”) costs increased $442,000, or 116.3%, and $3.1 million, or 309.3%, respectively.  These premium expenses increased industry wide and, in the second quarter of 2009, the FDIC levied an additional special assessment of $1.3 million.  In addition to that assessment and a general increase in insurance rates, we elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, through which all non-interest bearing transaction accounts are fully guaranteed, as are NOW accounts earning less than 0.5% interest, and that election also caused an increase in the assessment.  Third quarter 2009 advertising expense decreased by $279,000, or 47.1%, when compared to the same period in 2008, primarily due to decreased print advertising and direct mail costs.  Similarly, advertising expense in the first nine months of 2009 decreased $613,000, or 38.3%, as compared to the first nine months of 2008.

Income Taxes

An income tax benefit of $126,000 was recorded in the third quarter of 2009 as compared to $1.3 million in expense in the same period of 2008.  Likewise, an income tax benefit of $38.4 million was recorded in the first nine months of 2009 as compared to $6.8 million in expense in the same period of 2008.  During the three and nine month periods ended September 30, 2009, our taxable income significantly decreased compared to the same periods in 2008, primarily due to the results of our operations during the three and nine -month periods ended September 30, 2009.  As discussed in the Company’s prior quarterly report, the portion of the goodwill intangible asset charge that was attributable to the acquisition of Heritage Bank is tax deductible and has an associated $22.0 million tax benefit.  Although not anticipated, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  Our effective tax rate for the three and nine-month period ending September 30, 2009 was 9.36% and 40.67%, respectively, as compared to 24.66% and 28.69%, respectively, for the same periods in 2008.  The income tax benefit resulted, in part, from the impairment charges for the tax-deductible goodwill.

Financial Condition

Assets

Total assets decreased $285.5 million, or 9.6%, from December 31, 2008 to close at $2.70 billion as of September 30, 2009.  Loans decreased by $118.4 million as demand from qualified borrowers continued to decline, but the largest asset category decrease was a $163.3 million, or 40.2%, decrease in the long-term securities that were available-for-sale.  The third largest asset reduction category was goodwill, which was deemed to be impaired at June 30, 2009, and a noncash charge was taken at that time.  Management also performed an annual review of the core deposit and other intangible assets as of February 2009.  Based upon that review and subsequent monitoring, management determined there was no impairment of other intangible assets as of September 30, 2009.  No assurance can be given that future impairment tests will not result in a charge to earnings.  The core deposit and other intangible assets related to the Heritage Bank acquisition were $6.9 million at September 30, 2009 as compared to $8.9 million at acquisition.  The largest asset category increase was in the interest bearing deposits with financial institutions, which increased, in part, due to balances held at the Federal Reserve Bank of Chicago in the excess reserve program.

Loans

Total loans were $2.15 billion as of September 30, 2009, a decrease of $118.4 million from $2.27 billion as of December 31, 2008.  The decrease was primarily attributable to declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $49.8 million in the first nine months of 2009.  The largest changes by loan type included decreases in commercial and industrial, real estate construction and residential real estate loans of $28.8 million, $69.9 million and $24.0 million, or 11.8%, 18.7% and 3.4%, respectively.  These decreases were somewhat offset by growth of $11.7 million, or 1.3%, in real estate commercial loans.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions including real estate related activity and valuations.  Because the Company is located in areas with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.3% of the portfolio as of December 31, 2008 as compared to 89.3% of the portfolio as of September 30, 2009.  The Company is committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management. Consistent with that commitment, management is updating its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as a result of that process.

Securities

Securities available-for-sale totaled $246.4 million as of September 30, 2009, a decrease of $160.0 million, or 39.4%, from $406.4 million as of December 31, 2008.  The largest category decreases were in United States government agency and United States government agency mortgage-backed securities, which decreased $76.3 million, or 79.2%, and $39.6 million, or 45.4%, respectively, in the first nine months of 2009.  In addition to experiencing a high rate of securities being called due to the declining rates experienced in the first quarter, the Company also sold bonds and recognized a net realized securities gain of $1.8 million in the first nine months of 2009.  At the same time, the Company also reduced its reliance upon public fund deposit accounts that had substantial investment security pledging requirements associated with those deposits.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $3.7 million from a net unrealized loss of $2.1 million as of December 31, 2008 to a net unrealized gain of $1.6 million as of September 30, 2009.  The December 31, 2008 net unrealized loss total included a $95,000 unrealized loss for a swap that matured in the first quarter of 2009.  Additional information related to securities available-for-sale is found in Note 3 to this quarterly report.

Deposits and Borrowings

Total deposits decreased $51.5 million, or 2.2%, during the first nine months of 2009, to close at $2.34 billion as of September 30, 2009.  The category of deposits that declined the most in the first nine months of 2009 was certificates of deposit, which decreased $114.8 million, or 10.1%, primarily due to a change in pricing strategy that generally required customers to have a core deposit relationship with the Bank to receive a higher rate on a certificate of deposit.  Money market deposit accounts decreased by $148.4 million, from $543.3 million to $394.9 million during the same period.  These decreases were offset by growth in NOW deposits of $156.8 million, or 57.1%, and savings deposits growth of $58.3 million, or 53.0%.  As noted previously, the Company also participates in the expanded FDIC insurance coverage program that became available in November 2008 and is set to expire in June 30, 2010 unless the Bank elects to opt out in December 2009.  Since the Bank is relationship focused, it has generally not relied on brokered deposits and management does not anticipate increasing its level of brokered deposits in the near future. Management recently revised its overall funding plan and as a result of that process and changes to policy, brokered deposits will not exceed 4.5% of total deposits. The average cost of interest bearing deposits decreased from 2.45% in the third quarter of 2008 to 1.84%, or 61 basis points, in the third quarter of 2009.  Likewise, the average cost of interest bearing liabilities decreased from 2.57% in the third quarter of 2008 to 1.97% in the third quarter of 2009, or 60 basis points.

The most significant borrowing in the first quarter of 2008 occurred in January when the Company entered into a $75.5 million credit facility with LaSalle Bank National Association (now Bank of America).  Part of that new credit facility replaced a $30.0 million revolving line of credit facility previously held between the Company and Marshall & Ilsley Bank.  The new $75.5 million credit facility was comprised of a $30.5 million senior debt facility, which included the $30.0 million revolving line described above, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The proceeds of the $45.0 million of subordinated debt were used to finance the acquisition of Heritage, including transaction costs.  The Company reduced the amount outstanding on the Bank of America senior line of credit by $17.6 million in the first half of 2009, and as of September 30, 2009, the Company continued with no principal outstanding on the revolving line, $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The preceding credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  A breach of any of these covenants could result in a default under the agreement.  Consistent with the June 30, 2009 disclosure, the Company did not comply with two of the financial covenants in the agreement as of September 30, 2009.  The first such covenant requires the Bank to maintain the ratio of its nonperforming loans to the Company’s Tier 1 capital to not more than 25.0%.  As of September 30, 2009, this ratio was 66.07%.  The second such covenant requires the Bank to maintain, on an annualized basis, a return on average total assets of at least 0.60%.  As of September 30, 2009, the Bank’s return on average total assets was (1.93%).  As previously reported, the Lender provided notice to the Company on July 27, 2009 that its noncompliance with the minimum ratio of nonperforming loans to Tier 1 capital, following a 30 day period after the receipt of the notice, would cause an event of default under the Agreement.  The Lender also notified the Company on November 2, 2009 that, effective July 27, 2009, the interest rate applicable to the outstanding balance on the Senior Debt ($500,000), and to the extent permitted by applicable law, any interest payments with respect thereto not paid within 10 days after the same becomes due, shall be equal to the Default Rate.  The Company estimated that the additional interest expense related to that notice was less than two thousand dollars for third quarter 2009.

Additional information related to the rights and obligations of the Company and lender are discussed in Note 9 to this quarterly report.

Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the Lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s breach of a financial covenant.  In its June notice to the Company, the Lender indicated that after the initial 30 day period lapsed following their notice, the Lender would not extend any additional credit or make additional disbursements to or for the benefit of the Company.  The Lender also indicated that it was not presently exercising any of its other rights or remedies under the agreement, and that it reserved all of its rights and remedies available to it as the Lender.  No further notice has been received and the Company and the Lender are in discussions regarding the potential resolution of the issues, including a change in the covenants and/or other terms.

Other major borrowing category changes from December 31, 2008 included a decrease of $159.6 million, or 94.3%, in other short-term borrowings, primarily Federal Home Loan Bank of Chicago (“FHLBC”) advances.

Capital

As of September 30, 2009, total stockholders’ equity was $210.8 million, an increase of $17.7 million, or 9.2%, from $193.1 million as of December 31, 2008.  As discussed in Note 18 to this quarterly report, the United States Department of the Treasury (the “Treasury”) completed its investment in the Company in January 2009 and these proceeds are included as part of Tier 1 capital.  The Series B fixed rate cumulative perpetual preferred stock and warrants to purchase common stock of the Company that were issued are valued at $68.8 million and $4.8 million, respectively, at September 30, 2009.  The fair value ascribed to the warrants is carried in additional paid-in capital.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  The guidelines assess balance sheet and off-balance sheet exposures, and lessen disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain areas and/or require additional capital above adequacy guidelines.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material adverse effect on the financial statements.  The prompt corrective action regulations provide five classifications for banks, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is not required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management can also hold higher capital levels consistent with customized risk assessments.

Capital adequacy guidelines are described in the accompanying table.  As of September 30, 2009, the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”  The table shows the capital ratios of the Company and the Bank, as of September 30, 2009 and December 31, 2008, and these ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.  In connection with the current economic environment and the Bank’s level of nonperforming assets, which are higher than its historical averages, management is instituting a capital plan to maintain the Bank’s Tier 1 capital to average assets at above 8.75% and its total capital to risk weighted assets at above 11.25%.

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total capital to risk weighted assets
Consolidated	$314,090	13.67%	$183,813	8.00%	N/A	N/A
Old Second National Bank	274,547	11.97	183,490	8.00	$229,363	10.00%
Tier 1 capital to risk weighted assets
Consolidated	240,020	10.45	91,874	4.00	N/A	N/A
Old Second National Bank	245,518	10.70	91,782	4.00	137,674	6.00
Tier 1 capital to average assets
Consolidated	240,020	8.86	108,361	4.00	N/A	N/A
Old Second National Bank	245,518	9.06	108,396	4.00	135,496	5.00

December 31, 2008:
Total capital to risk weighted assets
Consolidated	$263,260	10.76%	$195,732	8.00%	N/A	N/A
Old Second National Bank	282,066	11.54	195,540	8.00	$244,425	10.00%
Tier 1 capital to risk weighted assets
Consolidated	187,548	7.66	97,936	4.00	N/A	N/A
Old Second National Bank	251,390	10.29	97,722	4.00	146,583	6.00
Tier 1 capital to average assets
Consolidated	187,548	6.50	115,414	4.00	N/A	N/A
Old Second National Bank	251,390	8.72	115,317	4.00	144,146	5.00

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

Net cash inflows from operating activities were $40.2 million during 2009, compared with net cash inflows of $32.4 million in 2008.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both 2009 and 2008.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for 2009 and 2008.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $224.4 million in 2009, compared to $42.1 million in 2008, which included cash paid for the net assets acquired from Heritage as detailed in the supplemental cash flow information.  The cash paid for the 2008 acquisition, net of cash and cash equivalents retained, was $38.9 million.  In 2009, securities transactions accounted for a net inflow of $170.5 million, and net principal received on loans accounted for net inflows of $51.1 million.  In 2008, securities transactions accounted for a net inflow of $166.1 million, and net principal disbursed on loans accounted for net outflows of $80.1 million.

Net cash outflows from financing activities in 2009, were $219.6 million compared with $82.9 million in 2008.  Significant cash outflows from financing activities in 2009 included reductions of $51.5 million in deposits and $164.8 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances, offset by a $5.1 million reclassification of advances from the long-term category.  Repayments of notes payable and net reductions in securities sold under repurchase agreements were $19.8 million and $24.5 million, respectively, in the first nine months of 2009.  The largest financing inflow in the first nine months of 2009 was the $73.0 million in total proceeds from the preferred stock and warrants issued to the Treasury in January 2009.  The largest financing cash inflows in the first nine months of 2008 were $135.8 million in short-term borrowings and $45.0 million in subordinated debt proceeds that were used to finance the Heritage acquisition.  Details related to the financing of the Heritage transaction and other borrowings are provided in Note 9 of the financial statements included in this quarterly report.  The largest financing cash outflow in the first nine months of 2008 was the $164.3 million reduction in the federal funds purchased category.

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

The Company manages various market risks in its normal course of operations, including credit,

liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures at September 30, 2009 and  December 31, 2008 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact on net interest income before income taxes under various rate scenarios.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income before income taxes of a stable interest rate environment to the net interest income before income taxes of a different interest rate environment in order to determine the percentage change.  The Company had similar risk exposure due to falling rates and would derive greater benefit from rising rates as of September 30, 2009 as compared to that of December 31, 2008.  This is largely due to securities sales that reduced the quantity of longer-term assets.  Some of the securities sold were callable securities and mortgage-backed securities that would otherwise have reflected lower income in declining interest rates due to being called or prepaid in those circumstances, but would have extended to maturity in conditions of increasing interest rates.  In addition, the Company has emphasized originating variable rate loans that have minimum interest rates (floors) that limit the company’s exposure to falling interest rates.  In all interest rate scenarios, the net interest income sensitivity of the Company was well within policy limits.

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

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	-100	-50	+50	+100	+200
September 30, 2009:
Dollar change	N/A	$(1,942)	$(1,037)	$1,309	$2,509	$4,418
Percent change	N/A	-2.2%	-1.2%	+1.5%	+2.9%	+5.1%

December 31, 2008:
Dollar change	N/A	$(1,951)	$(1,061)	$285	$401	$442
Percent change	N/A	-2.3%	-1.2%	+0.3%	+0.5%	+0.5%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of Old Second Bank- Yorkville, a wholly owned subsidiary of the Company, and against an insurance company.  The insurance company filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois and oral arguments took place in January of 2008.  On February 27, 2009, the Appellate Court issued a split decision reversing the trial court ruling against West American.  The Illinois Supreme Court has agreed to hear an appeal of the Appellate Court’s decision in the case and the oral argument is scheduled for November 18, 2009.  Pending final resolution of the case, the Company has not recorded any amount of the original judgment.

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2008 or from the updated risk factors set forth in Part II, Item 1.A. “Risk Factors,” of the Company’s Form 10-Q for the quarter ended June 30, 2009.  Please refer to those sections for disclosures regarding the risks and uncertainties related to the Company’s business.

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

DATE: November 9, 2009