Form 10-K
period 2009-12-31
OLD SECOND BANCORP INC
filed 2010-03-16
CIK 357173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $75.1 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 13,939,833 at March 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended December 31, 2009 are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Inter-company transactions and balances are eliminated in consolidation. The Company provided financial services through its thirty banking locations and one commercial loan production office located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois as of December 31, 2009.  The Company expanded its franchise into Cook County and the desirable, higher growth markets of the south Chicago suburbs by adding additional retail locations through acquisition in February 2008.  That transaction allowed the Company to fill in its footprint surrounding the Chicago metropolitan area.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses includes the customary consumer and commercial products and services that banks provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as Internet banking and corporate cash management including remote deposit capture. Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.  Additionally, the Bank provides a wide range of trust, investment, agency, and custodial services for individual, corporate, and not-for-profit clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  The Bank also originates residential mortgages, offering a wide range of products including conventional, government, and jumbo loans. Secondary marketing of those mortgages is handled at the Bank.

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

Market Area

The Bank is the principal operating subsidiary of Old Second Bancorp, Inc.  The Bank’s primary market area is Aurora, Illinois, its surrounding communities as well as southwestern Cook county.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking offices in Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  Based upon most recent estimates, these counties together represent a market of more than 2.4 million people.  Likewise, the city of Aurora has a reported population of over 170,000 residents.  The Bank expanded its footprint in the Chicago metropolitan area in 2008 when it acquired a presence in the southern suburbs of Chicago to compliment its presence in the western and northwestern suburbs.

Lending Activities

In 2009, the Company received an investment from the U.S. Department of Treasury through the Capital Purchase Program.  The Company is committed to using these funds to enable the Bank to continue to make loans to qualified borrowers in its market areas.  In 2009, the Bank originated approximately $737.5 million in loans, which included residential mortgage loans of just over $481.2 million that were subsequently sold to investors.

General.  The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2009, residential mortgages made up approximately 31% of its loan portfolio, commercial real estate loans comprised approximately 45%, construction lending comprised approximately 13%, general commercial loans comprised approximately 10%, and consumer and other lending comprised less than 1%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides or his property is located in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of their credit services throughout their primary market area, including low- and moderate-income areas.

Commercial Loans.  As noted above, the Bank is an active commercial lender.  The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for one year and have floating rates.  Commercial term loans range from one to seven years with the majority falling in the three to five year range with rates fixed for the duration of the loan.  There was a slight increase in the percentage of the portfolio attributed to commercial loans in 2009.  This trend reflects increased demand for working capital and equipment financing as well as a decision by management to diversify the loan portfolio composition.  Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  A large portion of the loan portfolio is comprised of commercial real estate loans.  At December 31, 2009 approximately $427.1 million, or 46.2%, of the total commercial real estate loan portfolio of $925.0 million was to owner occupied borrowers.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties, and repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the price adjustments that have been observed beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank mitigates these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with the borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

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

Construction loans have traditionally afforded the Bank the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields corresponded to the higher risks management estimated to be associated with construction lending.

Construction development loans involve additional risks and few new development loans are being sought in the current economic environment.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas were being suburbanized.  This type of growth presents some economic risks should a sustained shift occur in the local demand for housing as has occurred in conjunction with the current economic turmoil.  The Bank has attempted to address these risks by closely monitoring local real estate activity, developing and strengthening underwriting procedures, closely monitoring construction projects, and by limiting the amount of construction development lending.  Activity in this sector slowed considerably with the downward economic trends in real estate and other markets that was experienced in 2008 and continued in 2009.  With the current rates of unemployment and downward valuations in this and other real estate sectors, the Company anticipates that both demand and lending activity will continue to be flat in 2010.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to Federal National Mortgage Association (“FNMA”), Chase Manhattan Bank, Bank of America, and to other investors and periodically retains servicing rights for sold mortgages.  Management believes that selling of mortgage servicing can provide the Company with a relatively steady source of income.  The periodic retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.

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

Competition

The market area is highly competitive and the Bank’s lines of business and activities require us to compete with many other companies.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora’s surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Aurora area or actively compete for customers within the Company’s market area. The Bank also faces competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, United States Government securities, money market funds, loan production offices and other providers of financial services.  Many of our non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over us in providing some services.

The Bank competes for loans principally through the range and quality of the client service and responsiveness to client needs that it provides, in addition to competing on interest rates and loan fees.  Management believes that its long-standing presence in the community and personal one-on-one service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers.  The Bank actively solicits deposit-related clients and competes for deposits by offering personal attention, competitive interest rates, and professional services made available through practiced bankers and multiple delivery channels that fit the needs of its market.

The Bank is subject to vigorous competition from other banks and savings and loan associations, as well as credit unions and other financial institutions in the area.  Within the Aurora banking market, which geographically covers the southern two-thirds of Kane County and the northern one-third of Kendall County, there were 27 other financial institutions with a total of 68 branches as of mid 2009.  The Bank operated 30 offices located in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage and southwestern Cook as of December 31, 2009.  The Bank is the deposit market leader in Kane and Kendall counties where it has a concentrated number of branches, facing competition with over 46 different financial institutions representing in excess of 226 branches.  The Bank’s branches in the remaining counties face many of these same competitors as well as competition from additional local institutions.  Competition for residential mortgage lending also includes a number of mortgage brokerage operations as well as traditional banks, thrifts and credit unions.  The Bank’s wealth management division includes traditional trust services as well as investment advisory, brokerage, and employee benefit administration services.  This diverse array of products and services allows us to compete against other larger banks as well as specialized brokerage companies.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services without having a physical presence in our market.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2009, the Company employed 572 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company’s employees are covered by a collective bargaining agreement with the Company.  The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal   and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of FDIC-insured deposits and depositors of the Bank, rather than shareholders.  In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

The following is a summary of the material elements of the regulatory framework that currently applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices.  At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than

5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking . . . as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum regulatory requirements. In connection with the current environment and the Bank’s level of nonperforming assets, which are higher than its historical averages however, management instituted a capital plan to maintain the Bank’s Tier 1 capital to average assets at above 8.75% and its total capital to risk weighted assets at above 11.25%.  Higher capital levels could be required by the regulators to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements as well as its own capital plan.

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions are required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in the Compensation Discussion and Analysis section in the Company’s proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on January 16, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 73,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and (ii) a warrant to purchase 815,339 shares of the Company’s common stock for an aggregate purchase price of $73.0 million in cash.  The Company’s federal regulators and the Treasury’s Office of the Inspector General maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments.  The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Furthermore, with respect to the Company’s participation in the CPP, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  Old Second National Bank (the “Bank”) is a national bank chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations.  The Bank is also a member of the Federal Reserve System.  The Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks.  The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC.  This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009.  Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $1.2 million, which was due and payable on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 31, 2009, the Bank paid the FDIC $20.1 million in prepaid assessments.  An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009, assessment base, adjusted quarterly by an estimated five percent annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011.  The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program.  In conjunction with Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC-insured institutions.  All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010.  Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system.  The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program.  As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the agency.  The amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2009, the Bank paid supervisory assessments to the OCC totaling $504,000.

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

The capital requirements described above are minimum regulatory requirements.  In connection with the current environment and the Bank’s level of nonperforming assets, which are higher than its historical averages however, management instituted a capital plan to maintain the Bank’s Tier 1 capital to average assets at above 8.75% and its total capital to risk weighted assets at above 11.25%.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, OCC regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2009, the Bank exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines and its own capital plan.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  However, because of the significant net loss that we incurred in 2009 and our current capital ratios, as of December 31, 2009, the

Bank was unable to pay dividends to the Company.  Furthermore, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

GUIDE 3 STATISTICAL DATA REQUIREMENTS

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2009 Annual Report incorporated herein by reference (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2009 ,2008 and 2007

	2009			2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Interest bearing deposits	$16,928	$39	0.23%	$1,310	$44	3.30%	$1,438	$51	3.50%
Federal funds sold	15,060	17	0.11	10,032	146	1.43	6,248	317	5.00
Securities:
Taxable	193,952	8,526	4.40	326,542	15,745	4.82	356,040	17,095	4.80
Non-taxable (tax equivalent)	135,644	8,046	5.93	151,408	9,134	6.03	147,875	8,842	5.98
Total securities	329,596	16,572	5.03	477,950	24,879	5.21	503,915	25,937	5.15
Dividends from FRB and FHLB stock	13,044	225	1.72	10,816	83	0.77	8,902	239	2.68
Loans and loans held-for-sale (1)	2,224,759	118,818	5.27	2,192,540	136,187	6.11	1,835,121	132,486	7.12
Total interest earning assets	2,599,387	135,671	5.16	2,692,648	161,339	5.91	2,355,624	159,030	6.67
Cash and due from banks	42,935	—	—	49,916	—	—	49,775	—	—
Allowance for loan losses	(57,976)	—	—	(22,058)	—	—	(16,648)	—	—
Other noninterest-bearing assets	228,875	—	—	200,085	—	—	126,989	—	—
Total assets	$2,813,221			$2,920,591			$2,515,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$361,806	1,287	0.36	$291,274	2,699	0.93	$250,984	4,345	1.73
Money market accounts	439,325	4,334	0.99	554,358	11,194	2.02	499,647	19,264	3.86
Savings accounts	152,671	838	0.55	110,426	620	0.56	102,659	882	0.86
Time deposits	1,092,598	32,886	3.01	1,085,924	42,046	3.87	985,861	48,525	4.92
Total interest bearing deposits	2,046,400	39,345	1.92	2,041,982	56,559	2.77	1,839,151	73,016	3.97
Securities sold under repurchase agreements	29,782	140	0.47	45,183	837	1.85	53,323	2,391	4.48
Federal funds purchased	15,938	78	0.48	45,420	1,372	2.97	58,777	3,115	5.23
Other short-term borrowings	44,734	296	0.65	137,800	2,593	1.85	76,600	3,967	5.11
Junior subordinated debentures	58,378	4,287	7.34	58,295	4,281	7.34	48,996	3,629	7.41
Subordinated debt	45,000	1,245	2.73	40,451	1,831	4.45	—	—	—
Notes payable and other borrowings	4,966	122	2.42	23,988	940	3.85	16,338	1,025	6.19
Total interest bearing liabilities	2,245,198	45,513	2.03	2,393,119	68,413	2.85	2,093,185	87,143	4.16
Noninterest bearing deposits	314,436	—	—	312,943	—	—	257,090	—	—
Accrued interest and other liabilities	18,682	—	—	18,419	—	—	16,813	—	—
Stockholders’ equity	234,905	—	—	196,110	—	—	148,652	—	—
Total liabilities and stockholders’ equity	$2,813,221			$2,920,591			$2,515,740
Net interest income (tax equivalent)		$90,158			$92,926			$71,887
Net interest income (tax equivalent) to total earning assets			3.47%			3.45%			3.05%
Interest bearing liabilities to earnings assets	86.37%			88.88%			88.86%

(1)          Interest income from loans  is shown tax equivalent as discussed below and includes fees of $3,329,000, $4,006,000 and  $3,725,000 for 2009, 2008 and 2007, respectively.  Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2009	2008	2007
Interest income (GAAP)	$132,650	$157,927	$155,741
Taxable equivalent adjustment - loans	205	215	194
Taxable equivalent adjustment - securities	2,816	3,197	3,095
Interest income (TE)	135,671	161,339	159,030
Less: interest expense (GAAP)	45,513	68,413	87,143
Net interest income (TE)	$90,158	$92,926	$71,887
Net interest and income (GAAP)	$87,137	$89,514	$68,598
Net interest income to total interest earning assets	3.35%	3.32%	2.91%
Net interest income to total interest earning assets (TE)	3.47%	3.45%	3.05%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities.  The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax-equivalent basis using a 35% rate as per the note to the analysis of averages balance table on page 14.

	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$(5)	$—	$(5)	$(4)	$(3)	$(7)
Federal funds sold	154	(283)	(129)	956	(1,127)	(171)
Securities:
Taxable	(5,929)	(1,290)	(7,219)	(1,423)	73	(1,350)
Tax-exempt	(937)	(151)	(1,088)	213	79	292
Dividends from FRB and FHLB Stock	20	122	142	67	(223)	(156)
Loans and loans held-for-sale	2,072	(19,441)	(17,369)	13,657	(9,956)	3,701
TOTAL EARNING ASSETS	(4,625)	(21,043)	(25,668)	13,466	(11,157)	2,309

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	914	(2,326)	(1,412)	869	(2,515)	(1,646)
Money market accounts	(1,980)	(4,880)	(6,860)	2,409	(10,479)	(8,070)
Savings accounts	232	(14)	218	73	(335)	(262)
Time deposits	260	(9,420)	(9,160)	5,879	(12,358)	(6,479)
Securities sold under repurchase agreements	(219)	(478)	(697)	(321)	(1,233)	(1,554)
Federal funds purchased	(565)	(729)	(1,294)	(601)	(1,142)	(1,743)
Other short-term borrowings	(1,173)	(1,124)	(2,297)	(6,805)	5,431	(1,374)
Junior subordinated debentures	6	0	6	683	(31)	652
Subordinated debt	240	(826)	(586)	1,831	—	1,831
Notes payable and other borrowings	(556)	(262)	(818)	(437)	352	(85)
INTEREST BEARING LIABILITIES	(2,841)	(20,059)	(22,900)	3,580	(22,310)	(18,730)
NET INTEREST INCOME	$(1,784)	$(984)	$(2,768)	$9,886	$11,153	$21,039

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury	$1,499	$1,523	$1,496	$1,568	$10,018	$10,150
U.S. government agencies	84,265	84,452	95,290	96,355	209,799	210,551
U.S. government agency mortgage-backed	41,175	42,800	86,062	87,250	95,839	96,875
States and political subdivisions	81,801	83,338	150,313	151,593	158,862	159,758
Collateralized mortgage obligations	22,246	23,151	58,684	59,270	73,518	73,941
Collateralized debt obligations	17,834	10,883	17,834	10,267	9,507	9,532
Equity securities	99	94	99	83	52	52
	$248,919	$246,241	$409,778	$406,386	$557,595	$560,859

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

SECURITIES AVAILABLE FOR SALE MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2009:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$1,523	3.79%	$—	0.00%	$—	—	$—	—	$1,523	3.79%
U.S. government agencies	36,374	0.34%	23,833	0.97%	15,096	4.09%	9,149	5.55%	84,452	1.74%
States and political subdivisions	3,018	3.30%	10,257	4.18%	37,346	4.10%	32,717	4.24%	83,338	4.13%
	40,915	0.68%	34,090	1.91%	52,442	4.09%	41,866	4.52%	169,313	2.93%
Mortgage-backed securities and collateralized mortgage obligations									65,951	5.13%
Collateralized debt obligations									10,883	1.60%
Equity securities									94	0.08%
	$40,915	3.48%	$34,090	3.79%	$52,442	4.44%	$41,866	4.58%	$246,241	4.59%

As of December 31, 2009, net unrealized losses of $2,678,000, offset by deferred income taxes of $1,073,000, resulted in a decrease in equity capital of $1,605,000.  As of December 31, 2008, net unrealized gains of $3,392,000, offset by deferred income taxes of $1,364,000, resulted in a decrease in equity capital of $2,028,000.  At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2009	2008	2007	2006	2005
Commercial and industrial	$206,779	$243,272	$196,392	$174,964	$168,052
Real estate - commercial	925,013	928,747	660,608	624,289	592,814
Real estate - construction	273,719	373,371	371,436	354,518	357,997
Real estate - residential	642,335	700,595	633,682	586,393	550,027
Installment	10,447	19,972	20,356	16,556	25,539
Overdraft	830	761	714	551	1,039
Lease Financing Receivables	3,703	4,396	7,922	6,641	8,914
Gross loans	2,062,826	2,271,114	1,891,110	1,763,912	1,704,382
Allowance for loan losses	(64,540)	(41,271)	(16,835)	(16,193)	(15,329)
Loans, net	$1,998,286	$2,229,843	$1,874,275	$1,747,719	$1,689,053

The above loan total includes net unearned and deferred loan fees and costs.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2009:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial and industrial	$127,963	$51,013	$14,985	$12,674	$144	$206,779
Real estate - commercial	206,935	506,384	107,049	80,450	24,195	925,013
Real estate - construction	168,397	77,276	23,479	2,606	1,961	273,719
Real estate - residential	65,692	140,741	87,566	43,325	305,011	642,335
Installment	2,603	5,275	2,518	51	—	10,447
Overdraft	830	—	—	—	—	830
Lease financing receivables	170	3,380	—	153	—	3,703
Total	$572,590	$784,069	$235,597	$139,259	$331,311	$2,062,826

The Company had no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans at December 31, 2009.

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2009	2008	2007	2006	2005
Nonaccrual loans	$174,978	$106,510	$5,346	$1,632	$3,845
Restructured loans	14,171
Loans past due 90 days or more and still accruing interest	561	2,119	625	583	2,752
Total nonperforming loans	189,710	108,629	5,971	2,215	6,597
Other real estate owned	40,200	15,212	—	48	251
Receivable from foreclosed loan participation	1,505	—	—	—	—
Total nonperforming assets	$231,415	$123,841	$5,971	$2,263	$6,848

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $3,898,000, $4,064,000, and $179,000 was recorded during 2009, 2008, and 2007, respectively on loans in nonaccrual status at year-end.  Interest income, which would have been recognized during 2009, 2008, and 2007, had these loans been on an accrual basis throughout the year, was approximately $13,189,000, $7,714,000, and $480,000, respectively.  As of December 31, 2009, there was $14,171,000 in restructured residential mortgage loans that were still accruing interest based upon their prior performance history.  There were no accruing troubled debt restructurings prior to December 31, 2009.  Additionally, the non-accrual loans above includes $31,593,000 in restructured loans for the period ending December 31, 2009.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2009	2008	2007	2006	2005
Average total loans (exclusive of loans held for sale)	$2,206,189	$2,181,675	$1,825,176	$1,748,328	$1,617,557

Allowance at beginning of year	41,271	16,835	16,193	15,329	15,495
Addition resulting from acquisition		3,039
Charge-offs:
Commercial and industrial	3,493	115	185	243	674
Real estate - commercial	4,148	1,277	51	—	—
Real estate - construction	60,173	6,146	—	—	—
Real estate - residential	6,238	1,420	16	73	70
Installment and other loans	926	426	817	572	305
Total charge-offs	74,978	9,384	1,069	888	1,049
Recoveries:
Commercial and industrial	22	202	286	151	468
Real estate - commercial	—	4	—	—	—
Real estate - construction	1,123	16	7	—	—
Real estate - residential	47	—	8	80	—
Installment and other loans	340	244	222	277	62
Total recoveries	1,532	466	523	508	530
Net charge-offs	73,446	8,918	546	380	519
Provision for loan losses	96,715	30,315	1,188	1,244	353
Allowance at end of year	$64,540	$41,271	$16,835	$16,193	$15,329

Net charge-offs to average loans	3.33%	0.41%	0.03%	0.02%	0.03%
Allowance at year end to average loans	2.93%	1.89%	0.92%	0.93%	0.95%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2009		2008		2007		2006		2005
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and industrial	$4,547	10.0%	$2,912	10.7%	$2,577	10.4%	$2,252	9.9%	$3,332	9.9%
Real estate - commercial	24,598	44.8%	13,741	40.9%	5,947	34.9%	7,403	35.4%	1,379	34.8%
Real estate - construction	29,895	13.3%	20,546	16.5%	5,403	19.7%	3,816	20.1%	8,059	21.0%
Real estate - residential	3,770	31.2%	2,365	30.8%	358	33.5%	751	33.2%	332	32.3%
Installment	703	0.5%	557	0.9%	1,067	1.1%	506	1.0%	738	1.5%
Lease financing receivables	—	0.2%	50	0.2%	—	0.4%	—	0.4%	—	0.5%
Unallocated	1,027	—	1,100	—	1,483	—	1,465	—	1,489	—
Total	$64,540	100.0%	$41,271	100.0%	$16,835	100.0%	$16,193	100.0%	$15,329	100.0%

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,
AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,301,855	$—	$—	$—	$1,301,855
Certificates of deposit	554,507	246,442	103,192	281	904,422
Securities sold under repurchase agreements	18,374	—	—	—	18,374
Other short-term borrowings	54,998	—	—	—	54,998
Junior subordinated debentures	—	—	—	58,378	58,378
Subordinated debt	—	—	—	45,000	45,000
Notes payable and other borrowings	—	—	—	500	500
Purchase obligations	584	163	24	—	771
Automatic teller machines (“ATM’s”) leases	78	108	11	—	197
Operating leases	143	242	164	143	692
Nonqualified voluntary deferred compensation plan	714	778	403	—	1,895
Total	$1,931,253	$247,733	$103,794	$104,302	$2,387,082

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. We have made an attentive effort to estimate such payments, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2009. Our management has used the best information available to make the estimations necessary to value the related purchase obligations. Our management is not aware of any additional commitments which may have a material adverse impact on our liquidity or capital resources at year-end 2009. In 2009, we incurred new long-term obligations under our preferred shares issued under the TARP Capital Purchase Program. See Part II, Item 8, Financial Statements and Supplementary Data —Note 24 of the Notes to the Consolidated Financial Statements.

We also enter into derivative contracts, which include contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet as disclosed in Part II, Item 8, Financial Statements and Supplementary Data - Note 22 of the Notes to the Consolidated Financial Statements.  Because the fair value of derivative contracts change daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2009 do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for our clients. In accordance with U. S. generally accepted accounting principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit including performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2009:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$24,129	$5,318	$2,578	$3,631	$35,656
Revolving open end residential	8,591	19,902	37,080	84,794	150,367
Other	124,653	3,786	1,206	—	129,645
Financial standby letters of credit (borrowers)	13,688	4,664	35	—	18,387
Performance standby letters of credit (borrowers)	19,207	1,153	—	—	20,360
Commercial letters of credit (borrowers)	866	9,692	—	—	10,558
Performance standby letters of credit (others)	3,831	1,289	—	—	5,120
Total	$194,965	$45,804	$40,899	$88,425	$370,093

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Additionally, the Company is responsible for $5,100,000 in performance standby letters of credit commitments not associated with commitments to extend credit to borrowers.  $2,100,000 of that amount relates to obligations on properties held in other real estate owned and $3,000,000 relates to a pledge to secure bank operating activities.  The $3,000,000 performance standby letter of credit was released in January 2010 as it was replaced with a pledge of a renewable one-month maturity certificate of deposit, an additional $831,000 in standby letter of credits matures within one year, and the remaining $1,289,000 matures within a one-to three-year horizon.

DEPOSITS

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2009:

3 months or less	$78,605
Over 3 months through 6 months	75,144
Over 6 months through 12 months	63,151
Over 12 months	136,416
$353,316

SELECTED RATIOS

The following table presents selected financial ratios as of December 31, for the years indicated:

	2009	2008	2007
Return on average total assets	(2.33)%	0.40%	0.95%
Return on average equity	(27.92)%	6.03%	16.13%
Average equity to average assets	8.35%	6.71%	5.91%
Dividend payout ratio	(1.98)%	72.41%	30.73%

SHORT-TERM BORROWINGS

The following table presents categories of short-term borrowings having average balances during the year greater than 30% of stockholders’ equity of the Company at the end of the year.  The information presented is as of or for the year ended December 31, for the years indicated:

	2009	2008	2007
Federal funds purchased
Average daily balance during the year	$15,938	$45,420	$58,777
Average interest rate during the year	0.48%	2.97%	5.23%
Maximum month-end balance during the year	$120,000	$119,260	$165,100
Balance at year-end	$0	$28,900	$165,100
Weighted average interest rate at year-end	0.00%	0.60%	4.09%
FHLB advances
Average daily balance during the year	$37,443	$136,598	$76,329
Average interest rate during the year	1.07%	1.93%	5.13%
Maximum month-end balance during the year	$180,614	$219,036	$80,000
Balance at year-end	$50,019	$167,018	$80,000
Weighted average interest rate at year-end	0.85%	0.40%	4.21%
Securities sold under repurchase agreements
Average daily balance during the year	$29,782	$45,183	$53,323
Average interest rate during the year	0.47%	1.85%	4.48%
Maximum month-end balance during the year	$47,249	$60,014	$58,509
Balance at year-end	$18,374	$46,345	$53,222
Weighted average interest rate at year-end	0.22%	0.95%	4.03%

Item 1.A.   Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

The United States has been in a recession since December 2007.  Business activity across a wide range of industries and regions is greatly reduced, and many businesses and local governments are experiencing serious difficulty in remaining profitable due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.  Since mid-2007, and particularly during the second half of 2008 and most of 2009, the financial services industry and the securities markets have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.

As a result of this economic downturn, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  There is also the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies in general have been very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders.  The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Overall, during the past two years, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term.  Until economic conditions materially improve, we expect our business, financial condition and results of operations to be adversely affected.

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, including construction loans, which involve risks specific to real estate values and the real estate and mortgage markets in general, all of which have been experiencing significant weakness.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we are located in areas that have seen rapid growth over the past decade, real estate lending (including commercial, construction and residential) is a significant portion of our loan portfolio, with these three categories constituting $1.85 billion, or approximately 89.3% of our total loan portfolio, as of December 31, 2009.  Specifically, as of December 31, 2009, commercial real estate loans comprised approximately 44.8% of our total loan portfolio, real estate construction loans comprised approximately 13.3% and residential real estate loans comprised approximately 31.1%.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.  Additionally, if the loans are not repaid according to their terms, we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, have adversely affected our real estate loan portfolio over the past two years and have the potential to further adversely affect such portfolio in several ways, each of which could further adversely affect our operating results and/or financial condition.  First, as noted above, approximately 13.3% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers.  A continuation of the significantly lower demand for properties constructed by home builders and developers could result in additional delinquencies and charge-offs in future periods on loans made to such borrowers.  Second, the current market environment has caused and continues to cause a significantly softer demand for residential real estate loans, which constitute a significant part of our overall portfolio.  This continued softened demand in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

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

Our primary market area is Aurora, Illinois, and its surrounding communities.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook Counties in Illinois, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas.  We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois and surrounding communities.  Based on recent estimates, these counties together represent a market of more than 2.4 million people, and the city of Aurora itself has an estimated population of 170,000 residents.  In addition, in 2008 we added an office in southwestern Cook County, which has an estimated population of 5.3 million people.  The Bank offers banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, Geneva, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, DeKalb, Ottawa, Oswego, Shorewood, Sycamore, New Lenox, Mokena, Frankfort, and Chicago Heights communities and surrounding areas.  The Bank also offers complete trust investment management and other fiduciary services and, through a registered broker/dealer, provides stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

Although the communities that we serve have grown rapidly over the past decade and we intend to continue concentrating our business efforts in the communities we currently serve and the immediately surrounding communities, our continued success is largely dependent upon the growth of these communities and the economic health of these communities.  Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.  A decline in the growth of these communities could negatively impact our net income and profitability.  Additionally, declines in the economies of these communities could affect our ability to generate new loans or to receive repayments of existing loans, adversely affecting our financial condition.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions.  We attempt to mitigate our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks.  Should the economic climate fail to improve, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb potential loan losses based on a continual analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon other relevant information available to us.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified.  Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in the relevant market areas. The actual amount of loan losses is affected by changes in economic, operating, and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

At December 31, 2009 our allowance for loan losses as a percentage of total loans was 3.13% and as a percentage of total nonperforming loans was approximately 34.0%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, there is no guarantee that we will not be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, particularly if economic conditions worsen beyond what management currently expects, either due to management’s decision to do so or requirements by the regulators. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition, and results of operations.

A significant portion of the loans in our portfolio is secured by real estate.

At December 31, 2009, approximately 89.3% of our loans were collateralized by real estate.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located.  Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability.  Adverse changes in the economy affecting real estate values and liquidity in our primary market area could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.  Collateral may have to be sold for less than the outstanding balance of the loan which could result in losses.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.  In particular, as of December 31, 2009, approximately 13.3% of our loan portfolio consisted of real estate construction loans, which primarily are loans made to home builders and developers.  Demand for residential construction loans has decreased significantly since 2007, and a further decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.  The current market environment has also negatively affected the demand for residential real estate loans, which constitute a significant part of our overall portfolio.  Although we believe that we have adequately provided for known losses in our loan portfolio, no assurance is given that our future loan losses and provisions for loan losses will not be higher or that our allowance for loan losses will be sufficient.

Finally, a risk exists that the problems that have occurred in the residential real estate and mortgage markets could spread to the commercial real estate market.  If that were to occur, the value of some of the collateral securing our commercial real estate loans could decline.  In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience deterioration in the performance of commercial real estate and other real estate loans in the future.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $207.2 million, or approximately 10.0% of our total loan portfolio, as of December 31, 2009.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory, equipment and real estate.  Credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

The widespread effect of falling housing prices on financial markets could adversely affect our profitability, liquidity, and financial condition.

In addition to the risks faced in our real estate lending portfolio, turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures, has negatively impacted the valuation of securities supported by real estate collateral, including certain securities owned by the Company.  We rely on our investment portfolio as a source of net interest income and as a means to manage our funding and liquidity needs.  If defaults in the underlying collateral are such that the security can no longer meet its debt service requirements, our net interest income, cash flows and capital will be reduced.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank must meet regulatory capital requirements and maintain sufficient liquidity.  We also face significant capital and other regulatory requirements as a financial institution and a participant in the TARP Capital Purchase Program.  Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance.  Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us.  If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.  Under FDIC rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted.  As of December 31, 2009, we had $61.8  million of brokered deposits, or 2.8% of our total deposits.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, Treasury, the FDIC and the OCC.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations.  These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.  The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

In addition, there have been a number of legislative and regulatory proposals that have arisen in the wake of the recent troubles in the credit markets in the United States that would have an impact on the operation of bank holding companies and their bank and nonbank subsidiaries.  It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

We incurred a net loss for 2009 and cannot make any assurances that we will not incur further losses.

We incurred a net loss of $65.6 million for the year ended December 31, 2009.  In light of the persistent challenging economic challenges and continuing depressed real estate markets, we cannot provide any assurances that we will not incur future losses.  Any future losses may affect our ability to raise additional capital if needed and to pay dividends on our common stock.  Furthermore, any future losses likely will cause a decline in our regulatory capital ratios, which may require us to curtail our operations to ensure that we maintain capital levels in excess of minimum regulatory requirements.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2009, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more and still accruing loans) totaled $189.7 million, or 9.2% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) were $231.4 million, or 8.9% of total assets.  In addition, we had $175.0 million in accruing loans that were 30-89 days delinquent at December 31, 2009.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected.  When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss.  These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 44.8% of our total loan portfolio at December 31, 2009, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity.  Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities.  Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Since late 2007, and particularly during the second half of 2008 and most of 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity.  The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks.  In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

As a result, we rely more on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations.  Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition, and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future.  Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts.  Banks that participate in the TLG’s noninterest-bearing transaction account guarantee pay the FDIC an annual assessment of between 15 to 25 basis points, depending on the depository institution’s risk assessment category rating, on the amounts in such accounts above the amounts covered by FDIC deposit insurance.  To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well.

These actions significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.  We anticipate that our FDIC insurance premiums may continue to increase in the future, perhaps significantly, which will adversely impact our future earnings.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid in 2009 or that we will be able to pay future dividends at all.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the National Bank Act that it may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.  The OCC, FDIC and other bank regulators have proposed guidelines and seek greater liquidity, and have been discussing increasing capital requirements.  If these regulatory requirements are not met, the Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock or preferred stock.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the TARP Capital Purchase Program.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the dividends if:

•                  the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•                  the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or

•                  the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

As of December 31, 2009, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  Interest payments on the debentures, which totaled $4.2 million for the year ended December 31, 2009, must be paid before we pay dividends on our capital stock, including our common stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments on the debentures could cause a subsequent decline in the market price of our common stock because we would not be able to pay dividends on our common stock.

In addition, in January 2009, we issued $73.0 million of perpetual senior preferred stock to the U.S. Treasury as part of the TARP Capital Purchase Program.  The terms of the senior preferred stock restrict the payment of dividends on shares of our common stock.  Without the prior consent of Treasury, we are prohibited from increasing common stock dividends beyond the $0.16 quarterly dividend that we paid prior to closing the U.S. Treasury’s investment for the first three years while Treasury holds the senior preferred stock.  Further, we are prohibited from continuing to pay dividends on our common stock unless we have fully paid all required dividends on the senior preferred stock.  For the first five years, the senior preferred stock accrues cumulative dividends at a rate of 5.0% per annum, or $3.7 million per year; thereafter, the dividend rate increases to 9.0% per annum, or $6.6 million per year.  Although we expect to be able to pay all required dividends on the senior preferred stock, there is no guarantee that we will be able to do so.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis.  To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets.  There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.  With authority granted under these laws, the U.S. Treasury has proposed a financial stability plan that is intended to:

•                  invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets;

•                  temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2013; and

•                  provide for various forms of economic stimulus, including assisting homeowners restructure and lower mortgage payments on qualifying loans.

Numerous other actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the subprime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the U.S. Treasury.  In addition, President Obama has announced various financial regulatory reform proposals, and the House and Senate are expected to consider competing proposals over the coming years.

There can be no assurance that the financial stability plan proposed by the U.S. Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Changes in future rules applicable to TARP recipients could adversely affect our business, financial condition and results of operations.

January 2009, we issued $73.0 million of perpetual senior preferred stock to the U.S. Treasury as part of the TARP Capital Purchase Program.  The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted.  Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval.  Based on guidelines issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase

Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.

Our ability to attract and retain management and key personnel may affect future growth and earnings, and legislation enacted in 2009 imposed new compensation restrictions on participates in the TARP Capital Purchase Program, which could adversely affect our ability to retain management and key personnel.

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas.  Our ability to retain executive officers, the current management teams, branch managers, and loan officers will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the TARP Capital Purchase Program.  Many of the restrictions are not be limited to our senior executives and could cover other employees whose contributions to our performance are significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  The Federal Reserve is contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

Our community banking strategy relies heavily on our ability to attract and retain management and key personnel, and the unexpected loss of key managers may adversely affect our business, financial condition, and results of operations.  Furthermore, the economic stimulus legislation passed in 2009 imposes new compensation restrictions that could adversely affect our ability to retain management and key personnel.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area.  Our ability to retain executive officers, the current management teams, branch managers, and loan officers of the Bank will continue to be important to the successful implementation of our “right size” strategy.  It is also critical to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under TARP.  Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  The Federal Reserve and the FDIC are contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

The trading volume of our common stock is less than that of other larger financial services companies.

Although our common stock is traded on the Nasdaq Global Select Market, the trading volume of our common stock is less than that of other larger financial services companies.  For the public trading market for our common stock to have the desired characteristics of depth, liquidity, and orderliness requires the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the our stock price to fall more than would otherwise be expected if the trading volume of our common stock were commensurate with the trading volumes of the common stock of other financial services companies.

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

Changes in accounting standards could impact reported earnings.

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

Our wealth management business may be negatively impacted by changes in economic and market conditions.

Our wealth management business may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management.  Our management contracts generally provide for fees payable for wealth management services based on the market value of assets under management.  Because most of our contracts provide for a fee based on market values of securities, fluctuations in securities prices will have an adverse effect on our results of operations from this business.  In addition, the significant decline in the financial and securities markets since the second half of 2008 has adversely affected the values of the assets that we manage and has resulted in a corresponding decline in the performance of our customers’ portfolios. As a result of market declines and reductions in the value of our customers’ wealth management accounts, we may lose wealth management customers, including those who are also banking customers.

We face intense competition in all phases of our business from other banks and financial institutions.

Our “right size” strategy is to provide a broad range of services and the convenience of a large bank as well as the personal relationships and community focus of a smaller bank.  Many of the entities that we compete with are substantially larger in size and may have greater resources available to them, offer the consumers the most competitive interest rates, have more locations and may provide a greater range of products than we do.  We also compete with smaller financial institutions that may be perceived to offer a higher degree of customer service.  Additionally, many nonbank financial intermediaries are not subject to the regulatory restrictions applicable to our bank subsidiary.  We have experienced an increase in the level of competition as well as the number of competitors over the past decade and this increase may affect our future profitability.

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

There may be future sales or other dilutions of our equity, which may adversely affect the market price of our common stock.

Except as our authorized capital stock may be limited by our charter documents, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock.  In connection with its purchase of shares of our Series B Preferred Stock, the U.S. Treasury received a warrant to purchase shares of our common stock at an initial per share exercise price of $13.43, subject to adjustment, which expires 10 years from the issuance date.  The issuance of any additional shares of common stock as a result of exercise of the warrant held by the U.S. Treasury or the issuance of any other common stock or convertible securities could dilute the ownership interest of our existing common stockholders.  The market price of our common stock could decline as a result of any future issuances of our common stock or other equity securities or the perception that such sales could occur.

The holders of debt have rights that are senior to those of our stockholders.

We currently have a $75.5 million credit facility with a correspondent lender, which includes up to $30.5 million of senior debt, comprised of a $30.0 million revolving line of credit and $500,000 in term debt, and $45.0 million of subordinated debt.  As of December 31, 2009, the $500,000 term debt was outstanding and $45.0 million of the subordinated debt was outstanding.  No amounts were outstanding under the revolving line of credit, which expires on March 31, 2010.  The term debt and subordinated debt matures on March 31, 2018.  The senior debt is secured by all of the capital stock of the Bank.  In addition, as of December 31, 2009, we also had $58.4 million in junior subordinated debentures outstanding that were issued to statutory trusts that we control.  The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent the trusts have funds available for such obligations.

The rights of the holders of our senior debt, subordinated debt and junior subordinated debentures are senior to the shares of our common stock and Series B Preferred Stock.  As a result, we must make payments on our senior debt, subordinated debt and junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of our senior debt, subordinated debt and junior subordinated debentures must be satisfied before any distributions can be made to our stockholders.

The holders of our Series B Preferred Stock have rights that are senior to those of our common stockholders.

In January 2009, we issued and sold 73,000 shares of our Series B Preferred Stock, which ranks senior to our common stock in the payment of dividends and on liquidation, to the U.S. Treasury (together with the warrant to acquire 815,339 shares of our common stock) for $73.0 million.  The liquidation amount of the Series B Preferred Stock is $1,000 per share.  In the event of our bankruptcy, dissolution, or liquidation, the holders of the Series B Preferred Stock will receive distributions of our available assets prior to the holders of our common stock.

Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes.  If an ownership change were to occur, we could realize a loss of a portion of our U.S. federal and state deferred tax assets, including certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.  The amount of the permanent loss would be determined by the annual limitation period and the carryforward period (generally up to 20 years for U.S. federal net operating losses).  Any resulting loss could have a material adverse effect on our results of operations and financial condition.

We did not establish a valuation allowance against our U.S. federal, state and local deferred tax assets as of December 31, 2009, as we believed that it was more likely than not that all of these assets would be realized.  An important element in our analysis was that we do not believe we have had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an ownership change occurs.  An ownership change generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “5% shareholders” increases by more than 50 percentage points over the aggregate of such shareholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date.  Upon an ownership change, a corporation generally is subject to an annual limitation on its utilization of pre-ownership change losses, including certain recognized built-in losses, equal to the value of the stock of the corporation immediately before the ownership change (subject to certain adjustments), multiplied by the long-term tax-exempt rate.  A number of special rules apply to calculating this annual limit.  The annual limitation is increased each year to the extent that there is an unused limitation in a prior year.  Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized.  Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

The relevant calculations under Section 382 are technical and highly complex and depend on changes in percentage stock ownership among stockholders.  Future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could result in an ownership change under Section 382.  An ownership change could occur if, due to the sale or issuance of shares of our common stock, the aggregate ownership of one or more persons treated as “5% shareholders” were to increase by more than 50 percentage points over such shareholders’ lowest percentage ownership during the relevant testing period.  There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change, although we may adopt such restrictions in the future.  Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.  As of December 31, 2009, our net deferred tax asset reflected on our balance sheet was approximately $49.0 million.  If an ownership change were to occur at some point in the future, it is possible that we could permanently lose the ability to realize a portion of this asset, resulting in reduction to our total stockholders’ equity.  This could also decrease the Bank’s regulatory capital.

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

Major disruptions in the capital markets, similar to the recent turmoil experienced in response to the decline of the subprime mortgage market could adversely affect the market values of fixed income securities that we may hold in our securities portfolio from time to time.  Significant reduced investor demand for a fixed income security could materially impact liquidity, and as a result, the market value of such security.  Such circumstances could negatively impact our financial statements.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers.  Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies.  Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities.  This downgrade could adversely affect our liquidity and capital.

Our stock price can fluctuate.

The volatility in the price of our common stock and the Nasdaq Global Select Market, where our common stock is listed, may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things: actual or anticipated variations in our quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn; perceptions in the marketplace regarding us and/or our competitors and other financial services companies; new technology used, or services offered, by competitors; and changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results as evidenced by the volatility and disruption of capital and credit markets that occurred during 2008 and much of 2009.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We conduct our business at 30 retail banking center locations and 1 commercial loan office located in Northeastern Illinois.  We own 26 of our banking center facilities.  The other facilities are leased for various terms.  All of our branches have ATMs, and we have 47 additional ATMs at other locations in throughout Northeastern Illinois.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2009.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2009 was $58.4 million.

Principal Business Office:

37 South River Street, Aurora, Illinois

Banking Office Locations:

Cook County

195 West Joe Orr Road, Chicago Heights, Illinois

DeKalb County

1810 Dekalb Avenue, Sycamore, Illinois

1100 South County Line Road, Maple Park, Illinois

DuPage County

4080 Fox Valley Center Drive, Aurora, Illinois

3101 Ogden Road, Lisle, Illinois

1964 Springbrook Square Drive, Naperville, Illinois  (2)

Kane County

1991 West Wilson Street, Batavia, Illinois

555 Redwood Drive, Aurora, Illinois

200 John Street, North Aurora, Illinois

1350 North Farnsworth Avenue, Aurora, Illinois

Cross Street and State Route 47, Sugar Grove, Illinois

801 South Kirk Road, Saint Charles, Illinois

1230 Orchard Road, Aurora, Illinois

1078 East Wilson Street, Batavia, Illinois

1000 South Mclean Boulevard, Elgin, Illinois  (1)

3290 U.S.Highway 20 and Nesler Road, Elgin, Illinois

749 North Main Street, Elburn, Illinois

40W422 IL Route 64, Wasco, Illinois

194 South Main Street, Burlington, Illinois

2S101 Harter Road, Kaneville, Illinois  (1)

Kendall County

1200 Douglass Road, Oswego, Illinois

102 East Van Emmon Street, Yorkville, Illinois

26 West Countryside Parkway, Yorkville, Illinois

7050 Burroughs Avenue, Plano, Illinois

La Salle County

323 East Norris Drive, Ottawa, Illinois

Will County

850 Essington Road, Joliet, Illinois

20201 South Lagrange Road, Frankfort, Illinois

951 East Lincoln Highway, New Lennox, Illinois

2141 Calistoga Drive, New Lenox, Illinois  (1)

20005 Wolf Road, Mokena, Illinois  (1)

(1)  Leased facility

(2)  Leased commercial loan office

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

In 2004, West American Insurance Company instituted a suit against a predecessor to the Bank seeking a declaratory judgment to declare that it had no insurance coverage liability to the Bank or its employee for any liability relating to a defamation suit for which the Bank and its employee, as defendants, entered into a settlement agreement with the plaintiff.  The Bank subsequently filed a counterclaim against West American seeking to hold West American liable for the full amount paid by the Bank to settle the judgment in favor of the plaintiff in the defamation suit.

A verdict for approximately $2.0 million was entered in the Circuit Court of LaSalle County on January 17, 2007 in favor of the Bank and against West American.  West American subsequently filed a Notice of Appeal on February 8, 2007 in the Third District Appellate Court of Illinois and oral argument took place in January 2008.  On February 27, 2009, the Appellate Court issued a split decision reversing the trial court ruling against West American.  On April 2, 2009, the Bank filed a Petition for Leave to Appeal to the Illinois Supreme Court, which was subsequently granted.  On November 18, 2009, the Illinois Supreme Court heard oral argument on the appeal.  The parties are currently awaiting the Illinois Supreme Court to issue its opinion.  As a result of the pending appeal, the Company has not recorded any amount of the original judgment.

Item 4.   Reserved

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on page 18 and 72 of the 2009 Annual Report (attached hereto as Exhibit 13) under the caption “Capital” and “Corporate Information.”  As of February 9, 2010 there were 1,100 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on page 56 of the 2009 Annual Report (attached hereto as Exhibit 13) under the “Notes to Consolidated Financial Statements Note 19: Capital”.

The Company also incorporates by reference the stock performance graph required by Item 201(e) of Regulation S-K as contained on page 76 of the 2009 Annual Report (attached hereto as Exhibit 13).

The Company paid dividends as set forth in the table incorporated by reference above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore the Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business - Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of these limitations. The Company has the right to, and may from time to time, enter into borrowing arrangements or issue other debt instruments, the provisions of which may contain restrictions on payment of dividends and other distributions on the Company’s common stock. The Company has issued $58.4 million in junior subordinated debentures to Old Second Capital Trust I and Old Second Capital Trust II in connection with its trust preferred offerings.  Under the terms of the debentures, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.  In February 2008, the Company entered into a subordinated debenture purchase agreement which has terms under which the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock.  In addition, as a result of the Company’s participation in the TARP Capital Purchase Program, the Company may not increase the quarterly dividends it pays on the Company’s common stock above $0.16 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the preferred stock.  As of the date hereof, the Company has not entered into any other arrangements that contain restrictions on the payment of dividends.  The Company’s policy has been to pay dividends on a quarterly basis, the amount of which is determined by the Board of Directors considering the Company’s capital needs and other plans at the time.  However, the declaration of future dividends is in the sole discretion of the Board and the Board intends to closely examine whether the Company will continue to pay dividends at historical levels.  There is no assurance as to future dividends because they are dependent upon earnings, general economic conditions, the financial condition of the Company and the Bank and other factors as may be appropriate in the Board’s determination of dividend policy, including but not limited to, restrictions arising from federal and state banking laws and regulations to which the Company and the Bank are subject.

Stock Repurchases

There were no purchases made by or on behalf of the Company of shares of its common stock during the quarter ended December 31, 2009.

Item 6.   Selected Financial Data

The Company incorporates by reference the information contained on page 4 of the 2009 Annual Report (attached hereto as Exhibit 13) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 5 — 22 of the 2009 Annual Report (attached hereto as Exhibit 13) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 20 and 21 of the 2009 Annual Report (attached hereto as Exhibit 13) under the caption “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8.   Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2009 Annual Report (attached hereto as Exhibit 13):

Annual Report
Page No.
Consolidated Balance Sheets	24
Consolidated Statements of Operations	25
Consolidated Statements of Cash Flows	26
Consolidated Statements of Changes in Stockholders’ Equity	28
Notes to Consolidated Financial Statements	29-70
Independent Registered Public Accounting Firms’ Reports	71

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or a reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a—15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria specified.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

We have audited Old Second Bancorp, Inc. (a Delaware Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Old Second Bancorp, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 16, 2010, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 16, 2010

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year
Became Executive Officer
of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 59; 1992	President and CEO of the Company

J. Douglas Cheatham	Chief Financial Officer of the Company
Age 53; 1999	Executive Vice President

James L. Eccher	President and Chief Executive Officer of Old Second National Bank
Age 44; 2005

Rodney L. Sloan	During the past five years, Mr. Sloan has served as Senior Vice President and Senior Lending Officer
Age 50; 2007

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

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% stockholders of the Company file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16 (a) forms they file.  Based solely upon a review of these forms, the Company is not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2009.

Item 11. Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report”, and “Transactions with Management”.  Such information shall be deemed “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2009 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Weighted-
	Number of securities	average exercise	Number of
	to be issued upon the	price of	securities remaining
	exercise of	outstanding	available for future
Plan category	outstanding options	options	issuance
Equity compensation plans approved by security holders	1,908,332	$24.49	215,672
Equity compensation plans not approved by security holders	—	—	—
Total	1,908,332	$24.49	215,672

Security holders approved 100,000 shares in 1994, 250,000 shares in 2002 and 575,000 in 2008 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”

Item 14. Principal Accountant Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Ratification of our Independent Registered Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2009 Annual Report (attached hereto as Exhibit 13).

Annual Report
Page No.
Consolidated Balance Sheets	24
Consolidated Statements of Operations	25
Consolidated Statements of Cash Flows	26
Consolidated Statements of Changes in Stockholders’ Equity	28
Notes to Consolidated Financial Statements	29-70
Report of Independent Registered Public Accounting Firm	71

(2) Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601 Table II. No.

3.1

Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007), together with the Certificate of Designations of Series B Fixed Rate Cumulative Perpetual, dated January 16, 2009 (incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)

4.1

Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002 (incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Old Second Bancorp, Inc., September 20, 2002).

4.2	Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Form 8-K filed by Old Second Bancorp, Inc., on January 16, 2009).

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10-Q filed on November 9, 2006 and incorporated herein by reference)

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference)

10.3	Form of Indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003 and incorporated herein by reference)

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008 and incorporated herein by reference)

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference)

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference)

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference)

10.9

Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008

10.10

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008

10.11

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as an exhibit to the Company’s Form 8-K filed on January 16, 2009 and incorporated herein by reference).

10.12	2008 Equity Incentive Plan Restricted Stock Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.13	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.14	2008 Equity Incentive Plan Incentive Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.15	2008 Equity Incentive Plan Incentive Non-Qualified Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

13.1	The Company’s 2009 Annual Report to Stockholders (filed herewith)

21.1	A list of all subsidiaries of the Company (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Certification of Chief Executive Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

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
J. Douglas Cheatham

Executive Vice-President and
Chief Financial Officer,
(principal financial and accounting officer)

DATE:   March 16, 2010

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer
William B. Skoglund		March 16, 2010

President and Chief Executive Officer
/s/ James Eccher	Old Second Bank	March 16, 2010
James Eccher

Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director
J. Douglas Cheatham		March 16, 2010

/s/ Edward Bonifas	Director
Edward Bonifas		March 16, 2010

/s/ Marvin Fagel	Director
Marvin Fagel		March 16, 2010

/s/ Barry Finn	Director
Barry Finn		March 16, 2010

/s/ William Kane	Director
William Kane		March 16, 2010

/s/ John Ladowicz	Director
John Ladowicz		March 16, 2010

/s/ William Meyer	Director
William Meyer		March 16, 2010

/s/ D. Chet McKee	Director
D. Chet McKee		March 16, 2010

/s/ Gerald Palmer	Director
Gerald Palmer		March 16, 2010

/s/ James Carl Schmitz	Director
James Carl Schmitz		March 16, 2010

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1

Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007), together with the Certificate of Designations of Series B Fixed Rate Cumulative Perpetual, dated January 16, 2009 (incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007)

4.1

Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002 (incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Old Second Bancorp, Inc., September 20, 2002).

4.2	Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Form 8-K filed by Old Second Bancorp, Inc., on January 16, 2009).

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10-Q filed on November 9, 2006 )

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000)

10.3	Form of Indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003)

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008)

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005)

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005)

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005)

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 )

10.9

Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008

10.10

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008

10.11

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as an exhibit to the Company’s Form 8-K filed on January 16, 2009)

10.12	2008 Equity Incentive Plan Restricted Stock Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009)

10.13	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009)

10.14	2008 Equity Incentive Plan Incentive Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009)

10.15	2008 Equity Incentive Plan Incentive Non-Qualified Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009)

13.1	The Company’s 2009 Annual Report to Stockholders

21.1	A list of all subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2009, nonemployee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Nonemployee directors of Old Second National Bank received a $13,000 annual retainer and directors that also serve as committee chair of the Compensation, or Nominating committees receive an $18,000 annual retainer and the Audit committee financial expert received a $20,000 retainer in 2009.  Additionally, prior to the July 1, 2007 statutory merger, nonemployee directors of Old Second Bank-Yorkville received $500 for directors and $250 for directors emeriti per meeting, Old Second Bank-Kane County received $500 for directors and $300 for directors emeriti per meeting.

Nonemployee directors of Old Second National Bank are also eligible to receive options and restricted stock units pursuant to the Old Second Bancorp, Inc. 2008 Long Term Incentive Plan.  The Company also maintains the Old Second Bancorp Directors Fee Deferral Plan, under which directors are permitted to defer receipt of their directors’ fees.  The plan is unqualified and the directors have no interest in the trust.  The deferred fees and any earnings thereon are unsecured obligations of Old Second National Bank.