Form 10-K/A
period 2009-12-31
OLD SECOND BANCORP INC
filed 2010-03-25
CIK 357173

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

Explanatory Note

Old Second Bancorp, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010, in order to revise the following information:

•      As a result of a clerical error, the total weighted average yields for each maturity category in the table provided under the heading “Securities Available for Sale Maturity and Yields” in “Item 1. Business” were incorrectly reported in the original Form 10-K.  The Company reported the total yields as of December 31, 2008 as opposed to those as of December 31, 2009.  As corrected, the total yields as of December 31 2009 were as follows: 0.68% for securities maturing within one year, 1.91% for securities maturing after one but within five years, 4.09% for securities maturing after five but within ten years, 4.52% for securities maturing after ten years, and 3.39% for all securities available for sale in the aggregate.  Item 1 is hereby amended by insertion of the revised table reflecting the correct data, as set forth below.  The text accompanying the table in the original Form 10-K was correct and remains unchanged.

•      In “Item 1.A. Risk Factors” the amount of accruing loans disclosed as 30-89 days delinquent at December 31, 2009 under the heading “Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future” was originally reported as $175.0 million. The correct amount of such loans at December 31, 2009 is $39.1 million.  The complete revised text of “Item 1.A. Risk Factors” is provided below.

•      In “Item 1.A. Risk Factors” the percentage of the Company’s total loan portfolio consisting of construction, land acquisition, and development loans at December 31, 2009 was originally reported as 44.8% under the heading “Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.” The correct percentage of the Company’s total loan portfolio represented by such loans at December 31, 2009 is 13.3%. The complete revised text of “Item 1.A. Risk Factors” is provided below.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K filed with the Securities and Exchange Commission on March 16, 2010, or modify or update those disclosures affected by subsequent events.  Except as described above, the Company has not modified or updated other disclosures or information presented in the original Form 10-K.

Item 1.   Business

Securities Available for Sale Maturity and Yields

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$1,523	3.79%	$—	—	$—	—	$—	—	$1,523	3.79%
U.S. government agencies	36,374	0.34%	23,833	0.97%	15,096	4.09%	9,149	5.55%	84,452	1.74%
States and political subdivisions	3,018	3.30%	10,257	4.18%	37,346	4.10%	32,717	4.24%	83,338	4.13%
	40,915	0.68%	34,090	1.91%	52,442	4.09%	41,866	4.52%	169,313	2.93%
Mortgage-backed securities and collateralized mortgage obligations									65,951	5.13%
Collateralized debt obligations									10,883	1.60%
Equity securities									94	0.08%
	$40,915	0.68%	$34,090	1.91%	$52,442	4.09%	$41,866	4.52%	$246,241	3.39%

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

At December 31, 2009, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more and still accruing loans) totaled $189.7 million, or 9.2% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) were $231.4 million, or 8.9% of total assets.  In addition, we had $39.1 million in accruing loans that were 30-89 days delinquent at December 31, 2009.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected.  When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss.  These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 13.3% of our total loan portfolio at December 31, 2009, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K/A filing:

Item 601 Table II. No.

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

DATE:  March 25, 2010