Form 10-Q
period 2010-03-31
OLD SECOND BANCORP INC
filed 2010-05-10
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 6, 2010, the Registrant had outstanding 13,939,833 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$32,626	$36,842
Interest bearing deposits with financial institutions	63,977	24,500
Federal funds sold	1,077	1,543
Short-term securities available-for-sale	—	16,911
Cash and cash equivalents	97,680	79,796
Securities available-for-sale	210,542	229,330
Federal Home Loan Bank and Federal Reserve Bank stock	13,044	13,044
Loans held-for-sale	8,958	11,586
Loans	1,958,101	2,062,826
Less: allowance for loan losses	66,813	64,540
Net loans	1,891,288	1,998,286
Premises and equipment, net	57,294	58,406
Other real estate owned	49,855	40,200
Mortgage servicing rights, net	2,821	2,450
Goodwill	—	—
Core deposit and other intangible assets, net	6,372	6,654
Bank-owned life insurance (BOLI)	50,614	50,185
Accrued interest and other assets	109,217	106,720
Total assets	$2,497,685	$2,596,657

Liabilities
Deposits:
Non-interest bearing demand	$316,240	$308,304
Interest bearing:
Savings, NOW, and money market	981,225	993,551
Time	866,997	904,422
Total deposits	2,164,462	2,206,277
Securities sold under repurchase agreements	21,319	18,374
Federal funds purchased	—	—
Other short-term borrowings	4,390	54,998
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Accrued interest and other liabilities	15,896	15,922
Total liabilities	2,309,945	2,399,449

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at March 31, 2010; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at March 31, 2010 and December 31,2009, $1,000.00 liquidation value)	69,254	69,039
Common stock, $1.00 par value; authorized 20,000,000 shares(1); issued 18,494,896 at March 31, 2010 and 18,373,296 at December 31, 2009; outstanding 13,939,833 at March 31, 2010 and 13,823,917 at December 31, 2009	18,495	18,373
Additional paid-in capital	64,315	64,431
Retained earnings	132,436	141,774
Accumulated other comprehensive (loss)	(1,916)	(1,605)
Treasury stock, at cost, 4,555,063 shares at March 31, 2010 and 4,549,379 at December 31, 2009	(94,844)	(94,804)
Total stockholders’ equity	187,740	197,208
Total liabilities and stockholders’ equity	$2,497,685	$2,596,657

(1) As disclosed in the Company’s 8-K filing of April 23, 2010 and in Item 2, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document, the Company’s certificate of incorporation was amended to increase the number of authorized shares from 20.0 million to 40.0 million on April 20, 2010.

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$26,632	$30,114
Loans held-for-sale	72	312
Securities:
Taxable	1,238	3,796
Tax-exempt	745	1,431
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	56	56
Federal funds sold	—	2
Interest bearing deposits with financial institutions	16	2
Total interest and dividend income	28,759	35,713
Interest expense
Savings, NOW, and money market deposits	1,385	1,846
Time deposits	5,097	9,701
Securities sold under repurchase agreements	10	98
Federal funds purchased	—	42
Other short-term borrowings	18	147
Junior subordinated debentures	1,072	1,072
Subordinated debt	195	490
Notes payable and other borrowings	1	111
Total interest expense	7,778	13,507
Net interest and dividend income	20,981	22,206
Provision for loan losses	19,220	9,425
Net interest and dividend income after provision for loan losses	1,761	12,781
Noninterest income
Trust income	1,657	1,889
Service charges on deposits	2,018	2,112
Secondary mortgage fees	223	409
Mortgage servicing income	163	137
Net gain on sales of mortgage loans	1,157	2,486
Securities losses, net	(2)	(77)
Increase in cash surrender value of bank-owned life insurance	429	127
Debit card interchange income	663	576
Net interest rate swap gains and fees	190	390
Lease revenue from other real estate owned	518	9
Net gain (loss) on sale of other real estate owned	151	(52)
Other income	1,100	1,158
Total non-interest income	8,267	9,164
Noninterest expense
Salaries and employee benefits	9,025	10,885
Occupancy expense, net	1,525	1,515
Furniture and equipment expense	1,639	1,740
FDIC insurance	1,428	817
Amortization of core deposit and other intangible assets	282	292
Advertising expense	256	432
Legal fees	559	347
Other real estate expense	6,428	844
Other expense	3,607	4,405
Total non-interest expense	24,749	21,277
(Loss) income before income taxes	(14,721)	668
Benefit for income taxes	(6,167)	(316)
Net (loss) income	(8,554)	984
Preferred stock dividends	1,128	801
Net (loss) income available to common shareholders	$(9,682)	$183

Share and per share information:
Ending number of shares	13,939,833	13,824,561
Average number of shares	13,916,650	13,791,789
Diluted average number of shares	14,197,223	13,857,941
Basic (loss) earnings per share	$(0.69)	$0.01
Diluted (loss) earnings per share	(0.69)	0.01
Dividends paid per share	0.01	0.04

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net (loss) income	$(8,554)	$984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,177	1,229
Amortization of leasehold improvement	127	33
Amortization and recovery of mortgage servicing rights, net	—	241
Provision for loan losses	19,220	9,425
Provision for deferred tax expense	(2,232)	1,461
Originations of loans held-for-sale	(58,731)	(133,095)
Proceeds from sales of loans held-for-sale	62,235	143,097
Net gain on sales of mortgage loans	(1,157)	(2,486)
Change in current income taxes payable	(249)	(1,781)
Increase in cash surrender value of bank-owned life insurance	(429)	(127)
Change in accrued interest receivable and other assets	(77)	(19,874)
Change in accrued interest payable and other liabilities	619	(12,265)
Net premium amortization on securities	141	233
Securities losses, net	2	77
Amortization of core deposit and other intangible assets	282	292
Stock based compensation	6	249
Net (gain) loss on sale of other real estate owned	(151)	52
Write-down of other real estate owned	3,908	290
Net cash provided by (used in) operating activities	16,137	(11,965)
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	21,143	75,815
Proceeds from sales of securities available-for-sale	2,000	108,345
Purchases of securities available-for-sale	(5,000)	(140,633)
Net change in loans	68,940	10,403
Investment in other real estate owned	(10)	(1,173)
Proceeds from sales of other real estate owned	5,436	765
Net purchases of premises and equipment	(192)	(199)
Net cash provided by investing activities	92,317	53,323

Cash flows from financing activities
Net change in deposits	(41,815)	51,362
Net change in securities sold under repurchase agreements	2,945	(11,531)
Net change in federal funds purchased	—	(800)
Net change in other short-term borrowings	(50,608)	(163,544)
Proceeds from the issuance of preferred stock	—	68,245
Proceeds from the issuance of common stock warrants	—	4,755
Proceeds from notes payable and other borrowings	—	2,240
Repayment of note payable	—	(19,790)
Proceeds from exercise of stock options	—	55
Tax benefit from dividend equivalent payment	—	4
Dividends paid	(1,052)	(2,495)
Purchase of treasury stock	(40)	—
Net cash used in financing activities	(90,570)	(71,499)
Net change in cash and cash equivalents	17,884	(30,141)
Cash and cash equivalents at beginning of period	79,796	73,214
Cash and cash equivalents at end of period	$97,680	$43,073

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Supplemental cash flow information
Income taxes received	$(3,460)	$—
Interest paid for deposits	6,838	11,491
Interest paid for borrowings	1,319	2,003
Non-cash transfer of loans to other real estate	18,838	3,673
Non-cash transfer of notes payable to other short-term borrowings	—	5,134
Change in dividends declared not paid	(454)	(1,341)
Non-cash transfer related to deferred taxes on goodwill	—	1,461

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2008	$18,304	$—	$58,683	$213,031	$(2,123)	$(94,799)	$193,096
Comprehensive income (loss):
Net income				984			984
Change in net unrealized loss on securities available-for-sale, net of $862 tax effect					(1,193)		(1,193)
Total comprehensive loss							(209)
Dividends Declared, $.04 per share				(556)			(556)
Change in restricted stock	63		(63)				—
Stock options exercised	6		49				55
Tax effect of dividend equivalent payments			4				4
Stock based compensation			249				249
Preferred dividends declared (5% per preferred share)		203		(801)			(598)
Issuance of preferred stock		68,245					68,245
Issuance of stock warrants			4,755				4,755
Balance, March 31, 2009	$18,373	$68,448.00	$63,677	$212,658	$(3,316)	$(94,799)	$265,041

Balance, December 31, 2009	$18,373	$69,039.00	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss:
Net loss				(8,554)			(8,554)
Change in net unrealized loss on securities available-for-sale, net of $191 tax effect					(311)		(311)
Total comprehensive loss							(8,865)
Dividends Declared, $.01 per share				(141)			(141)
Change in restricted stock	122		(122)				—
Tax effect from vesting of restricted stock			(225)				(225)
Stock based compensation			231				231
Purchase of treasury stock						(40)	(40)
Preferred dividends declared (5% per preferred share)		215		(672)			(457)
Adoption of mark to market of mortgage servicing rights				29			29
Balance, March 31, 2010	$18,495	$69,254	$64,315	$132,436	$(1,916)	$(94,844)	$187,740

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2009.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

As disclosed in Note 8 of the Company’s annual report, the Company elected ASC 860-35 on January 1, 2010 to subsequently measure each class of mortgage servicing rights using the fair value measurement method.  The initial impact of adoption of that election was an increase to beginning retained earnings of $29,000.  Management believed that the fair value method of accounting would better allow management to mitigate interest rate risk.  Servicing rights are recognized separately when they are acquired through sales of loans.  When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gain on sales of mortgage loans on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.  Additional disclosure related to fair value of mortgage servicing rights is found in Note 8.  Prior to the January 1, 2010 change in method, residential mortgage loan servicing assets were initially measured at fair value, but were subsequently measured using the amortization method and were also evaluated for impairment.  That amortization method required servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets”.  ASU 2009-16 amends the derecognition accounting and disclosure guidance.  ASU 2009-16 eliminates the exemption from consolidation for qualified special purpose entities (“QSPEs”) and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated.  ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  ASU 2009-16 did not have a material effect on the Company’s 2010 results of operations, financial position, or disclosures.

In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) — Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”.  ASU 2009-17 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance.  ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  ASU 2009-16 did not have a material effect on the Company’s 2010 results of operations, financial position, or disclosures.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance except for the use of the issued date for conduit debt obligors.  The effect of ASU 2010-09 including the Company’s related disclosure is found in Note 20 - Subsequent Events.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of ASU 2010-06 on the Company’s disclosures is reflected in Note 16 - Fair Value Measurements.

Note 2 — Business Combination

Old Second Acquisition, Inc., was formed as part of the November 5, 2007 Agreement and Plan of Merger between the Company, Old Second Acquisition, Inc., a wholly-owned subsidiary of the Company, and HeritageBanc, Inc. (“Heritage”), located in Chicago Heights.  The parties consummated the merger on February 8, 2008, at which time Old Second Acquisition, Inc. was merged with and into Heritage with Heritage as the surviving corporation as a wholly-owned subsidiary of the Company.  Additionally, the parties merged Heritage Bank, a wholly-owned subsidiary of Heritage, with and into Old Second National Bank, as the surviving bank (the “Bank”), and Heritage was subsequently dissolved,  and is no longer an existing subsidiary.  The purchase price was paid through a combination of $43.0 million in cash and approximately 1.6 million shares of the Company’s common stock totaling $86.0 million, excluding transaction costs.  The final accounting for the transaction generated $55.4 million in goodwill and $8.9 million in intangible assets subject to amortization.

The business combination was accounted for under the purchase method of accounting and the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired was recorded as goodwill.  The Company decreased the goodwill attributable to the Heritage transaction by $1.4 million in the first quarter of 2009 along with an offsetting decrease to deferred tax liabilities.  The Company subsequently recorded a goodwill impairment charge of $57.6 million in the second quarter of 2009, which primarily resulted from the goodwill that was attributable to Heritage.  See Note 7 for additional information on the goodwill impairment charge.

Note 3 — Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010:
U.S. Treasury	$1,499	$11	$—	$1,510
U.S. government agencies	62,014	238	(35)	62,217
U.S. government agency mortgage-backed	37,139	1,831	(34)	38,936
States and political subdivisions	77,773	1,727	(349)	79,151
Collateralized mortgage obligations	17,334	820	(4)	18,150
Collateralized debt obligations	17,864	—	(7,377)	10,487
Equity securities	99	2	(10)	91
	$213,722	$4,629	$(7,809)	$210,542
December 31, 2009:
U.S. Treasury	$1,499	$24	$—	$1,523
U.S. government agencies	84,265	263	(76)	84,452
U.S. government agency mortgage-backed	41,175	1,669	(44)	42,800
States and political subdivisions	81,801	1,864	(327)	83,338
Collateralized mortgage obligations	22,246	910	(5)	23,151
Collateralized debt obligations	17,834	—	(6,951)	10,883
Equity securities	99	1	(6)	94
	$248,919	$4,731	$(7,409)	$246,241

Recognition of other-than-temporary impairment was not necessary in the quarter ended March 31, 2010 or the year ended December 31, 2009.  The changes in fair values related to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration although the amount of deferrals and defaults in the pooled collateralized debt obligation increased from December 31, 2009.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of March 31, 2010, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO securities has continued to decrease and information on orderly transaction sales were not generally available.  Accordingly, management designated this security as a level 3 security at June 30, 2009 as described in Note 16 of this quarterly report and continues with that designation as of March 31, 2010.  Management does not have the intent to sell the above securities and it is more likely than not the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
March 31, 2010
Class A1	$9,329	$5,401	$(3,928)	BB+	63	$242,750	32.4%	$142,998	19.1%
Class A2A	8,535	5,086	(3,449)	BB-	63	242,750	32.4%	45,998	6.1%
	$17,864	$10,487	$(7,377)

December 31, 2009
Class A1	$9,334	$5,473	$(3,861)	BB+	63	$195,750	26.1%	$189,641	25.3%
Class A2A	8,500	5,410	(3,090)	BB-	63	195,750	26.1%	92,641	12.4%
	$17,834	$10,883	$(6,951)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of March 31, 2010 and December 31, 2009.  The Fitch ratings for class A1 and A2A were A and BB, respectively, as of March 31, 2010 and December 31, 2009

The model assumptions used to estimate fair value in the table above included estimated collateral default rates of 3.7%, 1.5%, and 0.6% in years 1, 2, and 3, respectively.  Additionally, the estimated discount rates were Libor + 6.25% for the A1 tranche and Libor + 7.25% for the A2A tranche.

In addition to other equity securities, which are recorded at estimated fair value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $3.7 million and $9.3 million, respectively, at March 31, 2010, and at December 31, 2009.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 4 — Loans

Major classifications of loans were as follows:

	March 31,	December 31,
	2010	2009
Commercial and industrial	$197,420	$207,170
Real estate - commercial	903,289	925,013
Real estate - construction	219,364	273,719
Real estate - residential	627,936	643,936
Installment	6,980	9,834
Overdraft	602	830
Lease financing receivables	3,631	3,703
	1,959,222	2,064,205
Net deferred loan fees and costs	(1,121)	(1,379)
	$1,958,101	$2,062,826

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral to obtain prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 89.4% and 89.3% of the portfolio at March 31, 2010 and December 31, 2009, respectively.  The Company is committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency regulatory guidance on risk management.  Consistent with that commitment, management is updating its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.

Note 5 — Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ending March 31 are summarized as follows:

	2010	2009

Allowance at beginning of year	64,540	41,271
Charge-offs:
Commercial and industrial	1,231	46
Real estate - commercial	3,536	359
Real estate - construction	11,534	3,727
Real estate - residential	2,268	293
Installment and other loans	97	102
Total charge-offs	18,666	4,527
Recoveries:
Commercial and industrial	164	2
Real estate - commercial	—	—
Real estate - construction	1,387	22
Real estate - residential	79	11
Installment and other loans	89	84
Total recoveries	1,719	119
Net charge-offs	16,947	4,408
Provision for loan losses	19,220	9,425
Allowance at end of quarter	$66,813	$46,288

Net charge-offs to average loans	0.84%	0.20%
Allowance at quarter end to average loans	3.30%	2.05%

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
	2010	2009
Other real estate owned
Balance at beginning of period	$40,200	$15,212
Property additions	18,838	3,673
Development improvements	10	1,173
Less:
Property Disposals	5,285	817
Period valuation adjustments	3,908	290
Balance at end of period	$49,855	$18,951

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$5,668	$—
Addition charged to expense	5,091	270
Write-downs taken on sales	(1,183)	—
Other adjustments	—	20
Balance at end of period	$9,576	$290

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended
	March 31,
	2010	2009
(Gain) loss on sales, net	$(151)	$52
Provision for unrealized losses	5,091	270
Operating expenses	1,337	574
Less:
Lease revenue	518	9
	$5,759	$887

Note 7 — Goodwill and Intangibles

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis or more often if events or circumstances indicate that they may be impaired.  As such, goodwill was tested for impairment at the reporting unit level as of June 30, 2009 and a total impairment loss was recorded as a result of management’s determination that the carrying amount of goodwill exceeded its implied fair value.  The Company’s market price per share had continued to be less than its stockholders’ common equity as the Company’s stock continued to trade at a price below its book value.  At the same time, earnings decreased as nonperforming assets, particularly loans and related charge-offs increased.  Consistent with prior quarters, the Company considered these and other factors, including the items outlined in the process described below.  The Company employed general industry practices in evaluating the impairment of its goodwill using a two-step process that begins with an estimation of the fair value of the reporting unit.  The first step included a screen for potential impairment and the second step measured the amount of impairment.  Significant management judgment was applied to the process including the development of cash flow projections, selection of appropriate discount rates, identification of relevant market comparables, the incorporation of general economic and market conditions as well as the selection of an appropriate control premium.

The first step of the June 30, 2009 analysis was to determine if there was a potential impairment.  The Company used both an income and market approach as part of that analysis.  The income approach was based on discounted cash flows, which were derived from internal forecasts and economic expectations for the Bank reporting unit.  The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate.  The discount rates used in the income approach evaluated at June 30, 2009 ranged from 17.5% to 22.5% to attempt to incorporate discount rates a market participant might employ in its valuation of the Bank.  The market approach calculated the change of control price a market participant could have been reasonably expected to pay for the Bank by adding a change of control premium.  The results of the first step of the analysis indicated that the Bank’s carrying value exceeded its fair value, which indicated that an impairment existed and required that the Company perform the second step of the analysis to determine the amount of the impairment.  The second step of the analysis involved a valuation of all of the assets of the Bank as if it had just been acquired and comparing the resultant goodwill with the actual carrying amount of goodwill.  The results of the second step of the analysis determined that goodwill was fully impaired, which resulted in the pre-tax impairment charge of $57.6 million.  This was a total impairment and no goodwill remained as a result of that impairment charge.  The portion of the goodwill intangible asset charge that was attributable to Heritage was tax deductible and had an associated $22.0 million deferred tax asset, and although not anticipated, there can be no guarantee that a valuation allowance against this deferred tax asset will not be necessary in future periods.

Management also performed a periodic review of the core deposit and other intangible assets.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of March 31, 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first three months ended March 31, 2010, and the year ended December 31, 2009. (in thousands):

	March 31, 2010		December 31, 2009
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$—	$6,654	$59,040	$7,821
Amortization/ adjustments(1)	—	(282)	(1,461)	(1,167)
Impairment	—	—	(57,579)	—
Balance at end of period	$—	$6,372	$—	$6,654

(1) The $1.46 million adjustment to goodwill was recorded in the first quarter of 2009.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of March 31, 2010 (in thousands):

Amount
2010	$848
2011	847
2012	779
2013	732
2014	679
Thereafter	2,487
Total	$6,372

Note 8 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of March 31, summarized as follows:

	2010	2009
Balance at beginning of period	$2,470	$1,973
Fair value adjustment	9	—
Additions	342	192
Amortization	—	(250)
Balance at end of period	2,821	1,915

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(20)	(599)
Fair value adjustment	20	(254)
Provisions for impairment	—	—
Recovery credited to expense	—	263
Balance at end of period	—	(590)
Net balance	$2,821	$1,325

As discussed in Note 1, the Company adopted ASC 860-50-35 using the fair value measurement method for all servicing rights as of January 1, 2010, and the initial impact of adoption was an increase to beginning retained earnings of $29,000.  Management believed that the fair value method of accounting would better allow management to mitigate interest rate risk.  Servicing rights are recognized separately when they are acquired through sales of loans.  When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  Additional disclosure related to fair value of mortgage servicing rights is found in Note 16.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gain on sales of mortgage loans on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses

Note 9 — Deposits

Major classifications of deposits as of March 31, 2010 and December 31, 2009, were as follows:

	2010	2009
Non-interest bearing demand	$316,240	$308,304
Savings	190,599	178,257
NOW accounts	398,011	422,778
Money market accounts	392,615	392,516
Certificates of deposit of less than $100,000	529,117	551,106
Certificates of deposit of $100,000 or more	337,880	353,316
	$2,164,462	$2,206,277

Note 10 — Borrowings

The following table is a summary of borrowings as of March 31, 2010 and December 31, 2009:

	2010	2009
Securities sold under repurchase agreements	$21,319	$18,374
FHLB advances	—	50,019
Treasury tax and loan	4,390	4,979
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$129,587	$177,250

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they are secured by mortgage-backed securities with a carrying amount of $23.9 and $25.1 million at March 31, 2010 and December 31, 2009, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies during the two-year reporting period.

The Company’s borrowings at the Federal Home Loan Bank of Chicago (“FHLBC”) requires the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these notes were collateralized by FHLBC stock of $9.3 million and loans totaling $195.4 million at March 31, 2010.  FHLBC stock of $9.3 million and loans totaling $203.7 million were pledged as of December 31, 2009.  The Company has also established borrowing capacity at the FRB that was not used at either December 31, 2009 or March 31, 2010.  The Company currently has $63.4 million of borrowing capacity available at the FRB.

The Bank is a Treasury Tax & Loan (“TT&L”) depository for the FRB, and as such, we accept TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of March 31, 2010 and December 31, 2009, the TT&L deposits were $4.4 million and $5.0 million, respectively.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America and, the “Lender”).  That credit facility began in January 2008 and was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2009 and March 31, 2010.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2010, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.  The Company and the Lender have periodically engaged in discussions regarding the potential resolution of the issues, which could include a range of results including, but not limited to, a renegotiation of the credit facility and/or a change in the covenants or other terms.  The parties have not agreed to a mutually satisfactory resolution.

Note 11 — Junior Subordinated Debentures

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

Note 12 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted share rights (restricted stock and restricted stock units), and stock appreciation rights.  Total shares issuable under the plan were 215,672 at March 31, 2010 and 426,872 at December 31, 2009.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted share rights vest three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged for those plans was $231,000 in the first quarter of 2010 and $249,000 in the first quarter of 2009.  The total income tax benefit was $81,000 in the first quarter of 2010 and $87,000 in the first quarter of 2009.

There were no stock options exercised during the first quarter of 2010 and the Company did not grant any options of the Company’s common stock.  There were 5,334 stock options exercised during the first quarter of 2009 and the Company granted options to purchase 16,500 shares of the Company’s common stock.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $140,000 as of March 31, 2010, and is expected to be recognized over a weighted-average period of 0.67 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $467,000 as of March 31, 2009, and is expected to be recognized over a weighted-average period of 1.36 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
March 31, 2010:
Beginning outstanding	683,666	$24.29
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Ending outstanding	683,666	$24.29	4.49	$—

Exercisable at end of quarter	644,668	$24.37	4.28	$—

March 31, 2009:
Beginning outstanding	722,132	$24.03
Granted	16,500	7.49
Exercised	(5,334)	10.13
Canceled	(13,000)	29.12
Expired	—	—
Ending outstanding	720,298	$23.66	5.30	$—

Exercisable at end of quarter	617,136	$23.46	4.70	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	March 31, 2010
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	43,498	$4.83
Granted	—	—
Forfeited	—	—
Vested	(4,500)	2.01
Nonvested at March 31, 2010	38,998	$5.16

A summary of stock option activity as of March 31 is as follows:

	Three Months Ended
	March 31,
	2010	2009

Intrinsic value of options exercised	$—	$673
Cash received from option exercises	—	54,033
Tax benefit realized from option exercises	—	268
Weighted average fair value of options granted	$—	$2.01

Restricted stock was granted beginning in 2005 under the Incentive Plan.  Restricted stock units were granted beginning in 2009 under the Incentive Plan.  There were 121,600 restricted stock shares and 89,600 restricted stock units issued during the first quarter of 2010 whereas there were 66,041 restricted stock shares and 67,683 restricted stock units issued during the first quarter of 2009.  These share rights are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These share rights vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	March 31, 2010		March 31, 2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	179,178	$12.95	53,311	$28.49
Granted	211,200	7.00	133,724	7.49
Vested	(21,663)	29.20	—	—
Forfeited	—	—	(2,698)	29.29
Nonvested at March 31	368,715	$8.59	184,337	$13.24

Total unrecognized compensation cost of restricted share rights is $2.2 million as of March 31, 2010, which is expected to be recognized over a weighted-average period of 3.16 years.  Total unrecognized compensation cost of restricted share rights was $1.5 million as of March 31, 2009, which was expected to be recognized over a weighted-average period of 2.90 years.  There were 21,663 restricted share rights vested during the first quarter ending March 31, 2010.  There were no restricted share rights vested at March 31, 2009.

Note 13 — (Loss) Earnings Per Share

(Loss) earnings per share is included below as of March 31 (in thousands except for share data):

	Three Months Ended
	March 31,
	2010	2009
Basic (loss) earnings per share:
Weighted-average common shares outstanding	13,916,650	13,791,789
Weighted-average common shares less stock based awards	13,707,907	13,707,255
Weighted-average common shares stock based awards	366,368	116,872
Net (loss) income	$(8,554)	$984
Dividends on preferred shares	1,128	801
Net loss income available to common shareholders	(9,682)	183
Common stock dividends	(137)	(548)
Un-vested share-based payment awards	(4)	(7)
Undistributed (loss) earnings	(9,823)	(372)
Basic (loss) earnings per share common undistributed earnings	(0.70)	(0.03)
Basic (loss) earnings per share common distributed earnings	0.01	0.04
Basic (loss) earnings per share	$(0.69)	$0.01
Diluted (loss) earnings per share:
Weighted-average common shares outstanding	13,916,650	13,791,789
Dilutive effect of restricted shares(1)	280,573	66,152
Dilutive effect of stock options	—	—
Diluted average common shares outstanding	14,197,223	13,857,941
Net (loss) income available to common stockholders	$(9,682)	$183
Diluted (loss) earnings per share	$(0.69)	$0.01

Number of antidilutive options excluded from the diluted (loss) earnings per share calculation	1,577,000	1,577,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

The above (loss) earnings per share calculation did not include 815,339 common stock warrants that were outstanding as of March 31, 2010.

Note 14 — Other Comprehensive Loss

The following table summarizes the related income tax effect for the components of Other Comprehensive Loss as of March 31:

	Three Months Ended
	March 30,
	2010	2009
Net (loss) income available to common stockholders	$(9,682)	$183

Unrealized holding (losses) gains on available-for-sale securities arising during the period
U.S. Treasury	$(13)	$(14)
U.S. government agencies	14	(30)
U.S. government agency mortgage-backed	172	1,138
States and political subdivisions	(159)	590
Collateralized mortgage obligations	(89)	694
Collateralized debt obligations	(426)	(4,601)
Equity securities	(3)	(4)
	$(504)	$(2,227)
Related tax benefit	192	893
Holding losses after tax	(312)	(1,334)

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. government agencies	$(2)	$(57)
States and political subdivisions	—	(24)
Collateralized mortgage obligations	—	4
Net realized losses	(2)	(77)
Income tax benefit on net realized losses	1	31
Net realized losses after tax	(1)	(46)
Other comprehensive loss on available-for-sale	(311)	(1,288)

Changes in fair value of derivatives used for cashflow hedges arising during the period	$—	$158
Related tax expense	—	(63)
Other comprehensive income on cashflow hedges	—	95
Total other comprehensive loss	$(311)	$(1,193)

Note 15 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $228,000 and $529,000 in the first three months of 2010 and 2009, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match in second quarter of 2009.

Note 16 — Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (now ASC 820-10).  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about Fair Value Measurements.  The guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  Fair Value Measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The “Fair Value Option for Financial Assets and Financial Liabilities” requirement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates, subject to the conditions set for the in the standard.

The Company elected to adopt the “Fair Value Option for Financial Assets and Financial Liabilities” as required on January 1, 2008 and the impact of adoption was not material.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  As of April 1, 2009, the Company elected the fair value option for loans held-for-sale.  As of January 1, 2010, the Company elected the fair value measurement method option available under ASC 820-35 for mortgage servicing rights as discussed Notes 1 and 8.  The Company did not elect the fair value option for any other financial assets or financial liabilities as of March 31, 2010.

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

The Company uses the following methods and significant assumptions to estimate fair value:

•                  Securities available-for-sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

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

•                  Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management made that adjustment to Level 3 valuation at June 30, 2009 because the level of market activity for the CDO security has continued to decrease and information on orderly sale transactions was not generally available.

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

•                  Interest rate swap positions, both assets and liabilities, are based on a valuation pricing models using an income approach based upon readily observable market parameters such as interest rate yield curves.

•                  The credit valuation reserve on customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Such adjustments would result in a Level 3 classification.

•                  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

•                  OREO:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the estimated fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2010 and December 31, 2009, respectively, which are measured by the Company at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,510	$—	$—	$1,510
U.S. government agencies	—	62,217	—	62,217
U.S. government agency mortgage-backed	—	38,936	—	38,936
States and political subdivisions	—	79,151	—	79,151
Collateralized mortgage obligations	—	18,150	—	18,150
Collateralized debt obligations	—	—	10,487	10,487
Equity securities	37	—	54	91
Loans held-for-sale	—	8,958	—	8,958
Mortgage servicing rights(1)	—	—	2,821	2,821
Other assets (Interest rate swap agreements net of swap credit valuation)	—	4,766	(119)	4,647
Other assets (Forward loan commitments to investors)	—	39	—	39
Total	$1,547	$212,217	$13,243	$227,007

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$4,766	$—	$4,766
Other liabilities (Interest rate lock commitments to borrowers)	—	187	—	187
Other liabilities (Risk Participation Agreement)	—	—	32	32
Total	$—	$4,953	$32	$4,985

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,523	$—	$—	$1,523
U.S. government agencies	5,000	79,452	—	84,452
U.S. government agency mortgage-backed	—	42,800	—	42,800
States and political subdivisions	—	83,338	—	83,338
Collateralized mortgage obligations	—	23,151	—	23,151
Collateralized debt obligations	—	—	10,883	10,883
Equity securities	41	—	53	94
Loans held-for-sale	—	11,586	—	11,586
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,742	(285)	3,457
Other assets (Forward loan commitments to investors)	—	146	—	146
Total	$6,564	$244,215	$10,651	$261,430

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,742	$—	$3,742
Other liabilities (Interest rate lock commitments to borrowers)	—	(70)	—	(70)
Other liabilities (Risk Participation Agreement)	—	—	31	31
Total	$—	$3,672	$31	$3,703

(1)  As of January 1, 2010, the Company elected the fair value measurement method of accounting for mortgage servicing rights available under ASC 820-35 as discussed in more detail in Notes 1 and 8.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	March 31, 2010
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$(285)	$(31)
Transfers into Level 3	—	—	2,821	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	39	—	—	(1)
Included in other comprehensive income	1	(426)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	166	—
Issuances	—	—	—	—	—
Settlements	—	(9)	—	—	—
Expirations	—	—	—	—	—
Ending balance March 31, 2010	$54	$10,487	$2,821	$(119)	$(32)

March 31, 2009
	Equity Securities	Risk Participation Agreement
Beginning balance January 1, 2009	$52	$26
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Settlements	—	—
Expirations	—	—
Ending balance March 31, 2009	$52	$26

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2010 and December 31, 2009, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$43,323	$43,323
Other real estate owned, net(2)	—	—	49,855	49,855
Total	$—	$—	$93,178	$93,178

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $55.1 million, with a valuation allowance of $11.8 million, resulting in a decrease of specific allocations within the provision for loan losses of $4.5 million for the quarter ending March 31, 2010.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $49.9 million, which is made up of the outstanding balance of $59.4 million, net of a valuation allowance of $9.5 million, at March 31, 2010, resulting in a charge to expense of $5.1 million for the year ended March 31, 2010.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage servicing rights(1)	$—	$—	$2,450	$2,450
Impaired loans(2)	—	—	84,246	84,246
Other real estate owned, net(3)	—	—	40,200	40,200
Total	$—	$—	$126,896	$126,896

(1)   Mortgage servicing rights, which were carried at the lower-of-cost or fair value, totaled $2.5 million, which is net of a valuation reserve amount of $20,000.  A net recovery of $579,000 was included in earnings for the year ending December 31, 2009.

(2)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $100.8 million, with a valuation allowance of $16.3 million, resulting in a increase of specific allocations within the provision for loan losses of $956,000 for the year ending December 31, 2009.  The carrying value of loans fully charged off is zero.

(3)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $40.2 million, which is made up of the outstanding balance of $45.9 million, net of a valuation allowance of $5.7 million, at December 31, 2009, resulting in a charge to expense of $5.8 million for the year ended December 31, 2009.

Note 17 — Interest Rate Swap Derivatives

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

The Company also has interest rate derivative positions to assist with risk management that is not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $6.0 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at March 31, 2010.  The Bank had $5.9 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2009.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 16 above.  At March 31, 2010, the notional amount of non-hedging interest rate swaps was $97.0 million with a weighted average maturity of 4.2 years.  At December 31, 2009, the notional amount of non-hedging interest rate swaps was $96.0 million with a weighted average maturity of 4.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

As of March 31, 2010, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper limit of dollar exposure of this credit risk is approximately $346,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The actual potential credit risk of the RPA at March 31, 2010 was approximately $294,000

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as mortgage-backed securities.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments were estimated based on observable changes in mortgage interest rates and mortgage-backed security prices from the date of the commitments.

The following table presents derivatives not designated as hedging instruments as of March 31, 2010.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$96,980	Other Assets	$4,647	Other Liabilities	$4,766
Commitments(1)	587,955	Other Assets	39	N/A	—
Forward contracts	38,374	N/A	—	Other Liabilities	187
Risk participation agreements	7,000	N/A	—	Other Liabilities	32
Total			$4,686		$4,985

(1)Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

The following table presents derivatives not designated as hedging instruments as of December 31, 2009.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$96,002	Other Assets	$3,457	Other Liabilities	$3,742
Commitments(1)	352,382	Other Assets	146	N/A	—
Forward contracts	47,092	N/A	—	Other Liabilities	(70)
Risk participation agreements	7,000	N/A	—	Other Liabilities	31
Total			$3,603		$3,703

(1)Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

In addition, the Bank issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.  Financial standby, performance standby and commercial letters of credit totaled $18.4 million, $17.5 million, and $10.2 million at March 31, 2010, respectively.  Financial standby, performance standby and commercial letters of credit totaled $18.4 million, $20.4 million, and $10.6 million at December 31, 2009, respectively.  Financial standby letters of credit have terms ranging from two months to four and a quarter years.  Performance standby letters of credit have terms ranging from four months to four years.  Commercial letters of credit have terms ranging from one month to five years.

In addition to customer related commitments, the Company is responsible for $2.0 million in performance standby letters of credit commitments that relates to properties held in OREO as of March 31, 2010.  As of December 31, 2009, the Company was directly responsible for $5.1 million in performance standby letters of credit commitments.  Of that amount, $2.1 million related to properties held in other real estate owned and $3.0 million related to a pledge to secure bank-operating activities.  The $3.0 million performance standby letter of credit was released in January 2010 as it was replaced with a pledge and withdrawal restriction renewable one-month maturity certificate of deposit, an additional $831,000 matures within one year, and the remaining $1.3 million matures within a one to three year horizon.

Note 18 — Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the collateralized debt obligations included in investment securities include a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities are discussed in detail above in Note 16.  It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions on transferability.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks and federal funds sold	$33,703	$33,703	$38,385	$38,385
Interest bearing deposits with financial institutions	63,977	63,977	24,500	24,500
Securities available-for-sale	210,542	210,542	246,241	246,241
FHLB and FRB Stock	13,044	13,044	13,044	13,044
Bank owned life insurance	50,614	50,614	50,185	50,185
Loans, net and loans held-for-sale	1,900,246	1,911,053	2,009,872	2,020,657
Interest rate swap agreements net of swap valuation	4,647	4,647	3,457	3,457
Forward loan commitments to investors	39	39	146	146
Accrued interest receivable	9,182	9,182	8,629	8,629
	$2,285,994	$2,296,801	$2,394,459	$2,405,244
Financial liabilities:
Deposits	$2,164,462	$2,176,537	$2,206,277	$2,220,836
Securities sold under repurchase agreements	21,319	21,320	18,374	18,375
Other short-term borrowings	4,390	4,390	54,998	55,028
Junior subordinated debentures	58,378	49,250	58,378	50,593
Subordinated debt	45,000	44,670	45,000	44,674
Notes payable and other borrowings	500	496	500	496
Interest rate swap agreements	4,766	4,766	3,742	3,742
Interest rate lock commitments to borrowers	187	187	(70)	(70)
Risk participation agreement	32	32	31	31
Accrued interest payable	2,785	2,785	3,164	3,164
	$2,301,819	$2,304,433	$2,390,394	$2,396,869

Note 19 — Preferred Stock

The Series B Fixed Rate Cumulative Perpetual Preferred Stock was issued as part of the TARP Capital Purchase Program implemented by the Treasury.  The Series B Preferred Stock qualified as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s Common Stock at an exercise price of $13.43 per share.

The American Recovery and Reinvestment Act of 2009, which was enacted on February 17, 2009, permits the Company to redeem the Series B Preferred Stock at any time by repaying the Treasury, without penalty and without the requirement to raise new capital, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.

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

The fair value of the preferred stock was determined by using Financial Accounting Standard No. 157, “Fair Value Measurement” (now Accounting Standard Codification (“ASC”) 820-10) concepts, using a discounted cash flow approach.  Upon review of economic conditions and events that gave rise to the TARP initiative, a discount rate of 15% was selected to reflect management’s estimate of a current market rate for the Company.  Factors such as the creditworthiness of the Company, its standing as a public company, and the unique economic environment particularly as it related to financial institutions and the Treasury program were considered, as was the ability of the Company to access capital.  A final factor was management’s belief that the initial stated preferred stock dividend rate (5%) was below market, which also drove the decision to select the higher discount rate of 15%.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the immediately preceding quarter prior to issuance.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock and (b) the date on which the Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the Treasury.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

Note 20 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or May 10, 2010.  We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2010, as compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2009 Annual Report.

The loan portfolio quality is generally reflective of the economic status of the communities in which the Company operates, and the Company recorded a $19.2 million provision for loan losses and a net loss of $8.6 million prior to preferred stock dividends and accretion in the first quarter of 2010.The ongoing weakness in the financial system and economy, particularly as it relates to the credit and real estate markets continues to directly affect some borrowers’ ability to repay their loans as well as the general level of property valuations.  While this economic weakness is reflected in the operating results, management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  Management also remains focused on the capital planning process and continues to assess capital alternatives to help ensure capital strength is sustained to best situate the Company to pursue lending and market opportunities that may become available with an economic recovery.  In connection with that process the Company requested, and the stockholders approved, an increase in the number of authorized shares of common stock from 20 million to 40 million shares at the annual meeting that was held on April 20, 2010.

Results of Operations

The net loss for the current period was $.69 per diluted share on $8.6 million of net loss.  This compares to net income of $.01 per diluted share, on $984,000 of net income, for the first quarter of 2009.  The decreases in earning assets and mortgage banking income combined with increases in both the provision for loan losses and other real estate expenses more than offset reductions to interest expense, salaries and employment related expenses.  The Company recorded a $19.2 million provision for loan losses and net charge-offs totaled $16.9 million in the first quarter of 2010.  This compared to a provision for loan losses of $9.4 million and net charge-offs totaling $4.4 million in the first quarter of 2009.  The net loss available to common stockholders was $9.7 million for the first quarter of 2010 after preferred stock dividends and accretion of $1.1 million.  This compared to net income available to common stockholders of $183,000 for the first quarter of 2009 after preferred stock dividends and accretion of $801,000.

Net Interest Income

Net interest income decreased $1.2 million, from $22.2 million in the first quarter of 2009 to $21.0 million in the first quarter of 2010.  Average earning assets decreased $478.5 million, or 17.2%, from March 31, 2009 to March 31, 2010.  Average interest bearing liabilities decreased $423.2 million, or 17.4%, during the same period.  Management continued to focus upon asset quality and loan growth continued to be limited in 2010.  The $239.3 million decrease in average loans was primarily due to the combined effect of a general decrease in demand from qualified borrowers in the Bank’s market area as well as loan charge-off activity.  Management significantly reduced both borrowings and securities available for sale throughout 2009, and additional reductions were made to the tax-exempt available for sale securities portfolio in the first quarter of 2010.  At the same time, management significantly reduced both borrowings and deposits that had previously provided funding for those assets.  The decrease in average interest bearing deposits was largely due to management’s pricing initiatives introduced in 2009 that rewarded relationship banking and discouraged customers seeking a single transaction.  The Bank emphasized this approach when repricing, retaining and attracting deposit relationships where there would be no other depositor product or service utilized.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, increased from 3.37% in the first quarter of 2009 to 3.78% in the first quarter of 2010.  The average tax-equivalent yield on earning assets decreased from 5.27%, in the first quarter of 2009 to 5.09%, in the first quarter of 2010, or 18 basis points.  At the same time, however, the cost of funds on interest-bearing liabilities decreased from 2.25% to 1.57%, or 68 basis points.  In the first quarter of 2010, the decrease in the level of average earning assets contributed to decreased interest income as did the higher level of nonaccrual loans.  At the same time, the general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income and provided an offsetting effect to the balance sheet deleveraging strategy.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2010 and 2009.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended March 31,  2010 and 2009

(Dollar amounts in thousands - unaudited)

	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$30,551	$16	0.21%	$856	$2	0.93%
Federal funds sold	1,440	—	—	8,307	2	0.10
Securities:
Taxable	147,768	1,238	3.35	320,179	3,796	4.74
Non-taxable (tax equivalent)	75,246	1,146	6.09	146,503	2,202	6.01
Total securities	223,014	2,384	4.28	466,682	5,998	5.14
Dividends from FRB and FHLB stock	13,044	56	1.72	13,044	56	1.72
Loans and loans held-for-sale (1)	2,028,319	26,744	5.27	2,286,003	30,482	5.33
Total interest earning assets	2,296,368	29,200	5.09	2,774,892	36,540	5.27
Cash and due from banks	36,868	—	—	45,406	—	—
Allowance for loan losses	(67,504)	—	—	(43,298)	—	—
Other non-interest bearing assets	264,210	—	—	234,430	—	—
Total assets	$2,529,942			$3,011,430

Liabilities and Stockholders’ Equity
NOW accounts	$410,086	$346	0.34%	$274,651	$276	0.41%
Money market accounts	392,821	816	0.84	524,348	1,429	1.11
Savings accounts	183,331	223	0.49	120,045	141	0.48
Time deposits	885,795	5,097	2.33	1,181,042	9,701	3.33
Interest bearing deposits	1,872,033	6,482	1.40	2,100,086	11,547	2.23
Securities sold under repurchase agreements	19,736	10	0.21	50,066	98	0.79
Federal funds purchased	—	—	—	34,183	42	0.49
Other short-term borrowings	10,509	18	0.69	123,064	147	0.48
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,072	7.35
Subordinated debt	45,000	195	1.73	45,000	490	4.36
Notes payable and other borrowings	500	1	0.80	18,611	111	2.39
Total interest bearing liabilities	2,006,156	7,778	1.57	2,429,388	13,507	2.25
Non-interest bearing deposits	308,926	—	—	306,741	—	—
Accrued interest and other liabilities	17,031	—	—	19,768	—	—
Stockholders’ equity	197,829	—	—	255,533	—	—
Total liabilities and stockholders’ equity	$2,529,942			$3,011,430
Net interest income (tax equivalent)		$21,422			$23,033
Net interest income (tax equivalent) to total earning assets			3.78%			3.37%
Interest bearing liabilities to earning assets	87.36%			87.55%

(1)          Interest income from loans is shown on a TE basis as discussed below and includes fees of $683,000 and $864,000 for the first quarter of 2010 and 2009, respectively.  Non-accrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2010	2009

Interest income (GAAP)	$28,759	$35,713
Taxable equivalent adjustment - loans	40	56
Taxable equivalent adjustment - securities	401	771
Interest income (TE)	29,200	36,540
Less: interest expense (GAAP)	7,778	13,507
Net interest income (TE)	$21,422	$23,033
Net interest and income (GAAP)	$20,981	$22,206
Net interest income to total interest earning assets	3.71%	3.25%
Net interest income to total interest earning assets (TE)	3.78%	3.37%

Provision for Loan Losses

The Company recorded a $19.2 million provision for loan losses in the first quarter of 2010 as compared to a $9.4 million provision in the first quarter of 2009 and a $30.1 million provision for loan losses in the fourth quarter of 2009.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans increased slightly to $192.7 million at March 31, 2010, from $189.7 million at December 31, 2009, and rose from $123.7 million at March 31, 2009.  In the first quarter of 2010 and the fourth quarter of 2009, the Company recorded net loan charge-offs of $16.9 million and $23.6 million, respectively.  In the first quarter of 2009, the Company had net charge-offs of $4.4 million.  The distribution of the Company’s nonperforming loans at March 31, 2010 is included in the chart below, on page 36.

Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Management closely monitors portfolio quality and when available information indicates that specific loans or portions of loans are uncollectible, management charges off those amounts to reduce the outstanding loan balance.  While this reduces specific allocation estimates in the allowance for loan losses, it simultaneously reduces the estimated remaining risk of loss.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the remaining nonperforming loans at March 31, 2010 are included in the table immediately following (in thousands):

Loan Charge-offs, Gross

	Three Months Ended
	March 31,
	2010	2009
Real Estate-Construction	$11,534	$3,727
Real Estate-Residential:
Investor	614	54
Owner Occupied	1,318	78
Revolving and Junior Liens	336	161
Real Estate-Commercial, Nonfarm	3,536	359
Real Estate-Commercial, Farm	—	—
Commercial and Industrial	1,231	46
Other	97	102
	$18,666	$4,527

1st Quarter 2010

	Nonaccrual	90 Days or More	Restructured Loans	Total Non performing	% Non Performing	Specific
	Total (1)	Past Due	(Accruing)	Loans	Loans	Allocation
Real Estate - Construction	$85,433	$—	$2,250	$87,683	45.5%	$2,303
Real Estate - Residential:
Investor	24,499	90	317	24,906	12.9%	4,617
Owner Occupied	15,615	—	11,774	27,389	14.2%	482
Revolving and Junior Liens	1,103	—	—	1,103	0.6%	103
Real Estate - Commercial, Nonfarm	46,725	891	398	48,014	24.9%	3,165
Real Estate - Commercial, Farm	1,286	—	—	1,286	0.7%	—
Commercial and Industrial	2,041	—	—	2,041	1.1%	1,159
Other	317	—	—	317	0.1%	—
	$177,019	$981	$14,739	$192,739	100.0%	$11,829

(1)  Nonaccrual loans included $28.2 million in restructured loans, $11.0 million in real estate construction, $7.3 million in commercial real estate,  $6.0 million is in real estate - residential investor, $3.7 million is in real estate - owner occupied and 155,000 in Commercial and Industrial.

The largest component of nonperforming loans continued to be in the real estate construction sector, at $87.7 million, or 45.5% of total nonperforming loans.  This was a decrease of $7.1 million on a linked quarter basis.  Management charged off $11.5 million in the first quarter of 2010 and estimated that a loss allocation of $2.3 million was adequate coverage for this category.  The migration into nonperforming loans occurred primarily from three credits that had been previously rated by management as substandard.  The first of these loan relationships totaled $4.9 million and is secured by land that was slated for residential development.  This loan had an estimated specific allocation of $1.1 million based upon management’s review of a recent appraisal.  Management is in the process of negotiating with the borrower to determine whether payments on the loans will resume.  If these negotiations are not successful, management intends to pursue available remedies including a possible foreclosure action.  The second addition was a $3.7 million credit that had an estimated specific allocation of $397,000 based upon management’s review of a recent appraisal of a combination strip mall/office building.  The Company is in the process of working with the borrower to negotiate a possible restructuring and/or forbearance arrangement.  The third addition to this category was a $2.6 million credit that had a $1.3 million charge-off in March 2010.  As a result of that action and a review of a recent appraisal of the retail zoned lots, management estimated that no specific allocation was required.  The credit matured in March 2010 and the borrower is exploring current sales opportunities and may be granted a forbearance agreement if management believes such an action would likely result in a near term resolution.

Also included in the nonperforming loan total for construction loans was a $2.3 million restructured loan that was given that designation in the fourth quarter of 2009 because the buyer was a fractional borrower in a preexisting larger nonperforming credit.  That loan was granted based upon a 75% advance rate on a recent appraisal and has a separate two-year cash interest reserve on deposit with the Bank.

The majority of the Bank’s construction loans are located in suburban Chicago markets and the current economic conditions continue to exhibit lower property valuations and some additional borrower defaults.  As of March 31, 2010, approximately 50.7% of the remaining homebuilder loans, 44.1% of the loans secured by land, and 16.8% of the commercial construction projects were in nonaccrual status.  Management continues to update and review appraisals for the underlying collateral related to these loans, and allowance estimates are regularly updated to reflect the estimated credit exposure.  The subcomponent detail for the real estate construction segment at March 31, 2010 (in thousands), is set forth in the table below:

		90 Days
	Nonaccrual	or More Past Due	Restructured Loans	Total Non- performing	% Non- Performing	Specific
Real Estate - Construction	Total	and Accruing	(Accruing)	Loans	Loans	Allocation
Homebuilder	$38,364	$—	$2,250	$40,614	46.3%	$790
Commercial	10,916	—	—	10,916	12.4%	41
Land	25,762	—	—	25,762	29.4%	1,069
Other	10,391	—	—	10,391	11.9%	403
	$85,433	$—	$2,250	$87,683	100%	$2,303

The Company’s second largest category of nonperforming loans was commercial real estate and represented $48.0 million, or 24.9%, of the nonperforming loan portfolio.  This category increased $7.6 million from the December 31, 2009 level following $3.5 million in charge-off activity.  The largest addition to this category was a $7.7 million credit, and management estimated that a specific allocation of $1.7 million was sufficient loss coverage based upon a review of a current appraisal and a strong guarantor position.  The credit is secured by an owner-occupied commercial building and the owner’s current operations were not generating sufficient cash flow to support this loan.  Various workout options are being considered and include a possible injection of new capital that would reduce the debt and/or the possibility of a sale of the enterprise.  The second addition in this category was a credit relationship that totaled $4.1 million.  The same $3.7 million borrower detailed in the construction category above also guarantees this commercial real estate loan.  This credit is also secured by a strip mall that is partially occupied, but has a shortfall in the cash flow required to service this debt.  Management estimated that no specific loss allocation was required based upon a review of a recent appraisal.  Of the total nonperforming commercial real estate loans, $15.1 million, or 31.5%, are retail properties (primarily strip malls), $22.0 million, or 45.8%, are owner occupied properties, and $10.9 million, or 22.7%, are non-owner occupied properties that are not retail in nature.  Management continues to administer a variety of workout strategies with these borrowers as the available remedies are evaluated.  Management estimated that a specific loss allocation of $1.4 million was adequate coverage on the non-owner occupied and owner-occupied/special purpose categories following charge-off activity of $1.0 million in the first quarter of 2010.

Nonperforming residential investor loans consist of multi-family and one to four family properties that totaled $24.9 million and accounted for 12.9% of the nonperforming loans total, which was a decrease of $1.5 million on a linked-quarter basis.  Relatively little change occurred in this segment in the first quarter of 2010, and two relationships continue to account for the majority of this category.  The first relationship totaled $10.7 million and this credit relates to a property whose original occupancy plan was not successful.  The borrower implemented an alternate multi-family strategy to achieve full occupancy, but the transition resulted in a lower lease rate and the borrower supplemented the cash flow shortfall until the fourth quarter of 2009.  As a result, the credit was renegotiated into two notes, which included a $6.9 million loan that is supported by the underlying cash flows and a second $3.8 million note with a full specific loss allocation.  The second relationship totaled $5.0 million and is secured by a group of one to four family residential investment properties that have a high occupancy rate, but the income has not been sufficient to fully support the credit.  Management is in the process of renegotiating this credit and estimated that a specific allocation of $169,000 was adequate coverage after reviewing valuation information on the various properties collateralizing this loan.

Excluding the above two relationships, other residential investment loans totaling $9.2 million were nonperforming and were comprised of several different borrower relationships, the largest of which was $1.1 million.  Management charged off $614,000 related to this segment in the first quarter of 2010 and following that action, estimated that a total specific allocation of $647,000 would be sufficient loss coverage.

Nonperforming one to four family residential mortgages to consumers totaled $27.4 million and accounted for 14.2% of the nonperforming loan total.  Of this amount, $15.6 million of these residential mortgages were on nonaccrual and are in various stages of foreclosure.  Approximately $11.8 million were accruing interest, but were designated as restructured loans.  On a linked quarter basis, the nonaccrual and restructured categories increased $2.3 million, and $1.7 million, respectively, with most of the nonaccrual mortgages in various stages of foreclosure at March 31, 2010.  Restructured loans include credits where the borrower’s income source has been impaired and the Company has made a concession to temporarily reduce payments and/or interest rates.  The Bank did not offer subprime mortgage products to its customers and management believes that the deterioration in this segment relates primarily to the high rate of unemployment in our market areas, particularly in the construction related fields.  A significant portion of these nonperforming loans were supported by private mortgage insurance, and as of March 31, 2010, management estimated that a specific allocation of $482,000 was adequate loss coverage following the $1.3 million in charge-offs that occurred during the quarter.

Remaining nonperforming credits include $2.0 million in commercial and industrial loans, $1.6 million in farmland and agricultural loans, and $1.1 million in consumer home equity and second mortgage loans.

A linked quarter comparison of loans that were classified as performing, but past due 30 to 89 days and still accruing interest, shows that this category increased from $39.1 million at December 31, 2009 to $44.0 million, an increase of $4.9 million.  The increase was primarily driven by one large commercial real estate loan.  That $8.8 million credit is secured by an owner occupied property that was thirty days past due as of March 31, 2010, but has since been brought current by the borrower.  At the end of the quarter, that property was under contract for sale at an amount that would pay off the Bank in full if the sale culminates as planned.  Excluding that credit, loans past due thirty to eighty nine days and still accruing total $35.2 million, and were comprised of $15.7 million in commercial real estate loans, $9.6 million in one to four family residential mortgages to consumers, $6.3 million in one to four family and multi-family investor mortgages, $2.1 million in construction loans, and $1.5 million in other types of credit, mainly commercial and industrial, and home equity/second mortgage loans.

Troubled Debt Restructurings (“TDR”) represented an increasing portion of the nonperforming loan portfolio in 2009 and consisted of loans still accruing interest totaling $14.7 million, and nonaccrual loans totaling $28.2 million as of March 31, 2010.  The accruing TDR loans included fifty-six residential mortgage loans totaling $10.7 million, which were modified to allow for impairment of borrowers’ income.  These changes in circumstances included job loss or subsequent under-employment that were believed to be temporary at the time of restructuring.  Management’s general arrangement in these cases was to allow these borrowers a reduced interest rate and to make payments on an interest only basis for an agreed upon period.  Because management did not experience significant TDR volume until the latter half of 2009, the overall success of this approach has not yet been determined.

Nonaccrual TDR loans consist of $5.4 million in loans to homebuilders, $5.6 million in other types of construction loans, $7.3 million in commercial real estate loans, $3.7 million in one to four family consumer mortgages, $6.0 million in residential investor mortgages, and $155,000 in other credit.  The Company is generally in forbearance or has debt modification agreements on the income producing credits in this category, which is generally the commercial real estate and residential investor segments.  The restructuring agreements for the construction loans are generally arrangements that granted short, no interest forbearance periods to the borrowers so that they could seek buyers.  The one to four family residential cases are predominantly situations where management initially worked with the borrowers to avoid foreclosure action, but the borrowers failed to perform.

The ratio of the allowance for loan losses to nonperforming loans was 34.67% as of March 31, 2010, a slight increase from 34.02% at December 31, 2009.  Management determined the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality, and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent increased loss experience.  Management created a higher risk construction and development pool for developers and estimated a higher qualitative loss factor at the end of 2008.  This segmentation was designed to better estimate the credit valuation risk in this segment.  Management also created a higher risk pool within commercial real estate loans and assigned a higher qualitative risk factor for those segments of that portfolio in the second quarter of 2009.  Management regularly reviews the performance of these pools and adjusts the population and the related loss factors taking into account adverse market trends in collateral valuation.  Management increased the loss factors assigned to the pooled construction and development portfolio as well as the pooled commercial real estate portfolio during the first quarter of 2010.  In the former case, this reflects management’s recognition of ongoing devaluation trends that continue to affect the underlying property values securing these construction loans.  In the latter case, the increase in factors reflects a combination of devaluation trends in the underlying collateral as well as cash flow stress being experienced by borrowers due largely to adverse changes in economic factors.  With respect to the pool of construction and developer credits, the quantity of pooled assets decreased in the first quarter.  With respect to the commercial real estate pool, the factor increased in the first quarter of 2010 and the number of pooled credits subject to that factor also increased in volume.  The above changes in estimates were made by management to be consistent with observable trends within both the loan portfolio segments and in conjunction with market conditions.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses increased to 3.41% of total loans at March 31, 2010, from 3.13% at December 31, 2009.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures for the period ended March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Non-accrual loans (including restructured)	$177,019	$174,978
Accruing restructured loans	14,739	14,171
Interest income recorded on non-accrual loans	86	3,898
Interest income which would have been accrued on non-accrual loans	3,302	13,189
Loans 90 days or more past due and still accruing interest	981	561

In addition to the above nonperforming loan totals, the Bank had $395,000 in commitments, and $959,000 in interest rate swap exposure respectively, to two borrowers whose loans were classified as TDR’s at March 31, 2010.  This compares to $395,000 in commitments and $852,000 in interest rate swap exposure to the same borrowers at December 31, 2009.  Additional details and discussion related to interest rate swap derivatives and commitments is found in Note 17.

Other Real Estate

Other real estate owned (“OREO”) increased $9.7 million from $40.2 million at December 31, 2009, to $49.9 million at March 31, 2010.  In the first quarter of 2010, management successfully converted collateral securing problem loans to properties ready for disposition in the net amount of $18.8 million.  Additions were offset by $5.3 million in dispositions that generated net gains on sale of $151,000 and there was an additional $3.9 million in net valuation adjustments in the first quarter.  At the same time, the Bank added 37 properties to OREO, which brought the total holdings to 181 properties as of March 31, 2010.  These OREO properties consisted of different types, including 116 single-family residences with an estimated realizable market value of $12.3 million, 15 non-farm, nonresidential properties with an estimated realizable market value of $14.5 million, a number of lots zoned for residential construction with an estimated realizable market value of $16.5 million, and eight parcels of vacant acreage suitable for either farming or development with an estimated realizable market value of $6.6 million.  Details related to the activity in the OREO portfolio for the periods presented is itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2010	2009
Beginning balance	$40,200	$15,212
Property additions	18,838	3,673
Development improvements	10	1,173
Less:
Property Disposals	5,285	817
Period valuation adjustments	3,908	290
Other real estate owned	$49,855	$18,951

Noninterest Income

Noninterest income decreased $897,000, or 9.8%, to $8.3 million during the first quarter of 2010 as compared to $9.2 million during the same period in 2009.  Trust income decreased by $232,000, or 12.3%, in the first quarter of 2010 primarily due to a decrease in estate settlement activity.  Service charge income also decreased by $94,000, or 4.5%, in the first quarter of 2010 as consumer bounce protection fees usage declined and continuing overdraft and commercial checking overdrafts also decreased.  Even though commercial checking fee revenue increased in 2010, that increase was not enough to offset the declining trends in overdraft related fee income.  First quarter 2010 mortgage banking income, including net gain on sales of mortgage loans, secondary market fees, and servicing income, totaled $1.5 million, which was a decrease of $1.5 million, or 49.1%, from the first quarter of 2009.  The bank sells a majority of its residential mortgage loan originations to third parties.  The volume of mortgage activity decreased in the first quarter of this year as investor requirements related to borrower underwriting increased and new regulatory requirements generally elongated the time to culminate the mortgage loan closing process.

Realized losses on securities totaled $2,000 in the first quarter of 2010 as compared to $77,000 in realized losses from sold securities in the same period last year.  Bank owned life insurance (“BOLI”) income increased by $302,000 to $429,000 in the first quarter of 2010 as compared to $127,000 for the first quarter of 2009 as investment rates of return stabilized.  The net gains on interest rate swap activity with customers included fee income of $24,000 and credit risk valuation recovery of $166,000 on the estimated aggregate swap position exposure at March 31, 2010.  The lease revenue received from OREO properties increased $509,000, to $518,000, in the first quarter of 2010 as compared to $9,000 in the first quarter of 2009, as the number of properties that generated rental income increased substantially.  There was also a net gain on disposition of OREO in 2010 of $151,000, which compared to a net loss of $52,000 in the first quarter of 2009.  Other non-interest income declined slightly, by $58,000 in the first quarter of 2010 as compared to 2009, and this decrease was primarily due to declines in automatic teller machine surcharge and interchange fees combined with a reduction in commercial letter of credit fees.

Noninterest Expense

Non-interest expense was $24.7 million during the first quarter of 2010, an increase of $3.5 million from $21.3 million in the first quarter of 2009.  The comparative reduction in salaries and benefits expense was significant in the first quarter of 2010 and this decrease was primarily driven by a reduction in salary expense.  Management completed a strategic reduction in force late in the first quarter of 2009 and the number of full time equivalent employees was 548 for the first quarter of 2010 as compared to 609 at the same time last year.

Occupancy expense was substantially unchanged on a quarterly comparative basis whereas furniture and fixtures decreased $101,000, or 5.8% in 2010 primarily due to decreased depreciation expense.  The Company closed four branches in the second half of 2009 where there was an overlap in service and three additional such closings were completed in 2010.  As a result, management expects to continue to realize lower costs in both the occupancy and furniture and fixtures categories in 2010.  Federal Deposit Insurance Corporation (“FDIC”) costs increased $611,000, or 74.8%, in the first quarter of 2010.  These premium expenses are risk adjusted and generally increased industry wide in the second quarter of 2009, and it is possible that there will be additional increases in 2010.  In addition to the increase in insurance rates, management elected to participate in the FDIC’s Transaction Account Guarantee Program (“TAG”), through which all non-interest bearing transaction accounts are fully guaranteed, as are NOW accounts earning less than 0.5% interest, and that election also caused an increase in the assessment.  That additional insurance program was recently extended through December 2010, and the Bank will remain a participant through that time, although the rate ceiling on eligible NOW accounts will decrease to .25% on July 1, 2010.  First quarter 2010 advertising expense decreased by $176,000, or 40.7%, when compared to the same period in 2009, primarily due to decreased sponsorship, specialty, and the number of special advertising campaigns.

Other noninterest expense also decreased by $798,000, or 18.1%, to $3.6 million in the first quarter of 2010 as compared to $4.4 million in the prior year.  The largest other expense category decrease resulted from the January 1, 2010 change to the fair value measurement method of accounting for mortgage servicing rights from the amortization method.  That change decreased this category by $250,000 on a quarterly comparative basis.  Other noninterest expense line item decreases included a number of areas such as telecommunication costs, investor administration fees, audit fees, loan expense, ATM operating expense, tax servicing fees, club dues, and transportation.

Income Taxes

An income tax benefit of $6.2 million was recorded in the first quarter of 2010 as compared to a $316,000 benefit in the same period of 2009.  The Company’s taxable book loss significantly increased in the first quarter of 2010 compared to the same period in 2009, primarily due to the results of our operations.  The Company’s effective tax rate for the quarter ending March 31, 2010 was 41.9% as compared to 47.3% for the same period in 2009.  The income tax benefit for both years resulted, in large part, from the higher levels of loan loss provision and other real estate related expenditures.

With the above tax benefit, the Company’s net deferred tax asset increased to $51.4 million at March 31, 2010 as compared to $49.0 million at December 31, 2009.  The Company recognizes benefit or expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company’s State net operating loss (“NOL”) carryforward expires December 31, 2021 and the Federal NOL carryforward period expires December 31, 2029.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized.  If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense.  Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.

Management believes it has adequately accrued for all probable income taxes payable.  Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.  Although not anticipated, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  No valuation allowance for deferred tax assets was recorded at March 31, 2010 or December 31, 2009.  Management believes that it is more likely than not the entire deferred tax asset will be realized.

Financial Condition

Assets

Total assets decreased $99.0 million, or 3.8%, from December 31, 2009 to close at $2.5 billion as of March 31, 2010.  Loans decreased by $104.7 million, or 5.1%, as demand from qualified borrowers continued to decline and collateral that previously secured loans moved to OREO, which increased $9.7 million, or 24.0% in the first quarter of 2010.  Short and long-term securities that were available-for-sale decreased by $16.9 million and $18.8 million, respectively, in the first quarter of 2010.  At the same time, however, interest bearing balances with financial institutions increased by $39.5 million as management increased its liquidity position at the Bank in keeping with current regulatory guidance.  Nonperforming assets, which includes both OREO and nonperforming loans, increased $11.2 million, or 4.8%, from December 31, 2009 to $242.6 million as of March 31, 2010.  Nonperforming assets as a percentage of total assets were 9.7% at March 31, 2010, as compared to 8.9% at December 31, 2009.

Loans

Total loans were $1.96 billion as of March 31, 2010, a decrease of $104.7 million from $2.06 billion as of December 31, 2009.  The decrease was primarily attributable to declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $16.9 million in the first quarter of 2010.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $21.7 million, $54.4 million and $16.0 million, or 2.3%, 20.0% and 2.5%, respectively.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect financial markets generally, and real estate related activity, including valuations and transactions, have been distressed.  Because the Company is located in a growth corridor with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 89.4% of the portfolio as of March 31, 2010 compared to 89.3% of the portfolio as of December 31, 2009.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular with the formation of a new group.  This action included strategic additions to staff as well as the prior realignment of resources.  Commercial and industrial and installment loans also decreased $9.8 million, or 4.7%, and $2.9 million, or 29.0%, respectively, from December 31, 2009 to March 31, 2010.  Almost all of these decreases were attributable to decreased demand from qualified borrowers although there was $1.2 million in commercial and industrial loans that were charged off in the first quarter of 2010.

Securities

Securities available-for-sale totaled $210.5 million as of March 31, 2010, a decrease of $35.7 million, or 14.5%, from $246.2 million as of December 31, 2009.  The largest category decrease was in United States government agency securities with smaller decreases in the collateralized mortgage obligations (“CMO”) and states and tax-exempt political subdivision categories.  United States government agency securities decreased $22.2 million, or 26.3%, whereas the other two types decreased $5.0 million, or 21.6%, and $4.2 million, or 5.0%, respectively, in the first quarter of 2010.  The decrease in agency securities was primarily due to maturities whereas the decreases in CMO and tax exempt securities were attributable to the receipt of pass-through payments and pre-refund activity, respectively.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $311,000 from $1.6 million as of December 31, 2009 to $1.9 million as of March 31, 2010.  Additional information related to securities available-for-sale is found in Note 3.

Deposits and Borrowings

Total deposits decreased $41.8 million, or 1.9%, from $2.21 billion as of December 31, 2009 to $2.16 billion as of March 31, 2010.  The category of deposits that declined the most in 2010 was certificates of deposit, which decreased $37.4 million, or 4.1%, primarily due to a change in pricing strategy that required customers to have a core deposit relationship with the Bank to receive a higher rate.  Consistent with management’s intent to reduce brokered certificate of deposits, the Bank eliminated $10.4 million in maturing brokered deposits in February 2010.  This reduction limited brokered deposits to the CDARS program.  NOW deposit accounts decreased by $24.8 million, from $422.8 million to $398.0 million during the quarter.  These decreases were offset by growth in demand deposits of $7.9 million, or 2.6%, and savings deposits growth of $12.3 million, or 6.9%.  As noted previously, the Company also participates in the expanded FDIC TAG insurance coverage program that became available in November 2008 and is currently set to expire at December 31, 2010.  The FDIC has a right to extend that program through December 31, 2011, and the Bank would be obligated to continue to participate should that extension occur as no opt out period was offered under the extended program rules.  The average cost of interest bearing deposits decreased from 2.23% in the first quarter of 2009 to 1.4%, or 83 basis points, in the first quarter of 2010.  Likewise, the average cost of interest bearing liabilities decreased from 2.25% in the first quarter of 2009 to 1.57% in the first quarter of 2010, or 68 basis points.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility began in January 2008 and was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018. The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2009 and March 31, 2010.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2010, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.  The Company and the lender continue to periodically engage in discussions regarding the potential resolution of the issues, which could include a range of results including, but not limited to a renegotiation of the credit facility and/or a change in the covenants or other terms.  The parties have not agreed to a mutually satisfactory resolution.  Additional details related to this credit facility and other borrowings including debentures are discussed in detail in Note 10.

Other major borrowing category changes from December 31, 2009 included a decrease of $50.6 million, or 92.0%, in other short-term borrowings, primarily Federal Home Loan Bank of Chicago (“FHLBC”) advances.

Capital

As of March 31, 2010, total stockholders’ equity was $187.7 million, which was a decrease of $9.5 million, or 4.8%, from $197.2 million as of December 31, 2009.  This decrease was primarily attributable to the first quarter net loss from operations.  As discussed in Note 19, the United States Department of the Treasury (the “Treasury”) completed its investment in the Company in January 2009 and these proceeds continue to be included as part of Tier 1 capital.  As of March 31, 2010, the Series B fixed rate cumulative perpetual preferred stock and warrants to purchase common stock of the Company that were issued to the Treasury are valued at $69.3 million and $4.8 million, respectively.  The fair value ascribed to the warrants is carried in additional paid-in capital.

Bank regulatory agencies have adopted capital standards by which all banks are evaluated.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  As of March 31, 2010, the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” when those ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.  In connection with the current economic environment and the Bank’s level of nonperforming assets, which are higher than its historical averages however, management instituted a capital plan to maintain the Bank’s Tier 1 capital to average assets at above 8.75% and its total capital to risk weighted assets at above 11.25%.  Old Second National Bank exceeded those plan thresholds as of both March 31, 2010 and December 31, 2009.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table as are the capital ratios of the Company and the Bank, as of March 31, 2010, and December 31, 2009.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.  On February 23, 2010, the Company injected $21.5 million of the Company’s proceeds from the above Treasury investment in the Series B fixed rate cumulative perpetual preferred stock into the Bank as part of its capital plan.

Capital levels and minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Total capital to risk weighted assets
Consolidated	$266,690	12.93%	$165,005	8.00%	N/A	N/A
Old Second National Bank	250,158	12.12	165,121	8.00	$206,401	10.00%
Tier 1 capital to risk weighted assets
Consolidated	195,406	9.47	82,537	4.00	N/A	N/A
Old Second National Bank	223,859	10.85	82,529	4.00	123,793	6.00
Tier 1 capital to average assets
Consolidated	195,406	7.88	99,191	4.00	N/A	N/A
Old Second National Bank	223,859	9.14	97,969	4.00	122,461	5.00

December 31, 2009:
Total capital to risk weighted assets
Consolidated	$294,761	13.26%	$177,835	8.00%	N/A	N/A
Old Second National Bank	256,927	11.57	177,650	8.00	$222,063	10.00%
Tier 1 capital to risk weighted assets
Consolidated	221,520	9.96	88,964	4.00	N/A	N/A
Old Second National Bank	228,730	10.30	88,827	4.00	133,241	6.00
Tier 1 capital to average assets
Consolidated	221,520	8.48	104,491	4.00	N/A	N/A
Old Second National Bank	228,730	8.89	102,916	4.00	128,645	5.00

The Company paid consideration of $43.0 million in cash and issued 1,563,636 shares of Company stock valued at $27.50 per share to consummate the acquisition of Heritage on February 8, 2008.  As part of that transaction, the Company also established credit facilities with Bank of America to finance the acquisition that included $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, trust preferred securities qualify as Tier 1 regulatory capital, and the Company continues to treat the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  Additional information related to the amount and form of consideration paid to consummate the February 8, 2008 acquisition of Heritage is outlined in Note 2, whereas information on borrowing related to that transaction is outlined in Note 10.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors borrowing capacity at correspondent banks as well as the Federal Home Loan Bank and Federal Reserve Banks of Chicago as part of its liquidity management process.  Additionally, the $73.0 million cash proceeds from the Treasury discussed above is a new source of liquidity that became available to the Company in January 2009.

Net cash inflows from operating activities were $16.1 million during the first quarter of 2010, as compared with net cash outflows of $12.0 million in the same period in 2009.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first quarters of 2010 and 2009.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for 2010 versus an outflow for 2009.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is a principal determinant of the change in net interest cash flows.

Net cash inflows from investing activities were $92.3 million in the first quarter of 2010, as compared to $53.3 million in the same period in 2009.  In 2010, securities transactions accounted for a net inflow of $18.1 million, and net principal received on loans accounted for net inflows of $68.9 million.  In 2009, securities transactions accounted for a net inflow of $43.5 million, and net principal disbursed on loans accounted for net inflows of $10.4 million.

Net cash outflows from financing activities in the first quarter of 2010, were $91.0 million as compared with $71.5 million in the first quarter of 2009.  Significant cash outflows from financing activities in both 2010 and 2009 included reductions of $50.6 million and $163.5 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances.   Repayments of notes payable and net reductions in securities sold under repurchase agreements were $19.8 million and $11.5 million, respectively, in the first quarter of 2009.  Consistent with the Company’s previously disclosed deposit strategy, a major financing outflow in the first quarter of 2010 was a net deposit decrease of $41.8 million as compared to a net deposit inflow of $51.4 million in the first quarter of 2009.  The largest financing cash inflow in the first quarter of 2009, however, was the $73.0 million in proceeds received from the preferred stock and warrants issued to the Treasury in January 2009.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures from March 31, 2010 are outlined in the table below.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 17 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Compared to December 31, 2009 the Company had slightly greater earnings at risk exposure falling interest rates and less exposure to rising rates.  This was due, in part, to balance sheet changes that occurred during the quarter, particularly relating to an overall reduction in fixed rate loans.  Federal Funds rates and the Bank’s prime rate were stable throughout the quarter at 0.25% and 3.25%, respectively.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 50, 100, and 200 basis points and no change in the slope of the yield curve.  The 200 basis point section of the table does not show model changes for a basis point decrease of that size due to the low interest rate environment during that two year period:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	-100	-50	+50	+100	+200
March 31, 2010
Dollar change	N/A	$(279)	$(238)	$564	$1,087	$2,120
Percent change	N/A	-0.3%	-0.3%	+0.7%	+1.3%	+2.6%

December 31, 2009
Dollar change	N/A	$125	$112	$83	$101	$263
Percent change	N/A	+0.1%	+0.1%	+0.1%	+0.1%	+0.3%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2009.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

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

DATE: May 10, 2010