Form 10-Q
period 2010-06-30
OLD SECOND BANCORP INC
filed 2010-08-06
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2010, the Registrant had outstanding 13,911,692 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$43,632	$36,842
Interest bearing deposits with financial institutions	84,997	24,500
Federal funds sold	1,267	1,543
Short-term securities available-for-sale	—	16,911
Cash and cash equivalents	129,896	79,796
Securities available-for-sale	216,934	229,330
Federal Home Loan Bank and Federal Reserve Bank stock	13,691	13,044
Loans held-for-sale	9,823	11,586
Loans	1,899,030	2,062,826
Less: allowance for loan losses	80,959	64,540
Net loans	1,818,071	1,998,286
Premises and equipment, net	56,505	58,406
Other real estate owned	47,128	40,200
Mortgage servicing rights, net	2,344	2,450
Core deposit and other intangible assets, net	6,089	6,654
Bank-owned life insurance (BOLI)	50,876	50,185
Deferred tax asset, net	65,106	48,955
Accrued interest and other assets	46,297	57,765
Total assets	$2,462,760	$2,596,657

Liabilities
Deposits:
Noninterest bearing demand	$327,599	$308,304
Interest bearing:
Savings, NOW, and money market	991,125	993,551
Time	832,295	904,422
Total deposits	2,151,019	2,206,277
Securities sold under repurchase agreements	20,379	18,374
Other short-term borrowings	4,860	54,998
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Accrued interest and other liabilities	19,098	15,922
Total liabilities	2,299,234	2,399,449

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at June 30, 2010; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at June 30, 2010 and December 31,2009, $1,000.00 liquidation value)	69,473	69,039
Common stock, $1.00 par value; authorized 60,000,000 shares; issued 18,466,755 at June 30, 2010 and 18,373,296 at December 31, 2009; outstanding 13,911,692 at June 30, 2010 and 13,823,917 at December 31, 2009	18,467	18,373
Additional paid-in capital	64,547	64,431
Retained earnings	107,781	141,774
Accumulated other comprehensive loss	(1,898)	(1,605)
Treasury stock, at cost, 4,555,063 shares at June 30, 2010 and 4,549,379 at December 31, 2009	(94,844)	(94,804)
Total stockholders’ equity	163,526	197,208
Total liabilities and stockholders’ equity	$2,462,760	$2,596,657

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Year to Date
	June 30,		June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$25,138	$29,834	$51,770	$59,948
Loans held-for-sale	108	305	180	617
Securities:
Taxable	1,215	2,173	2,453	5,969
Tax exempt	689	1,416	1,434	2,847
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	62	57	118	113
Federal funds sold	1	1	1	3
Interest bearing deposits with financial institutions	44	2	60	4
Total interest and dividend income	27,257	33,788	56,016	69,501
Interest Expense
Savings, NOW, and money market deposits	1,200	1,546	2,585	3,392
Time deposits	4,750	9,062	9,847	18,763
Securities sold under repurchase agreements	13	17	23	115
Federal funds purchased	—	31	—	73
Other short-term borrowings	—	74	18	221
Junior subordinated debentures	1,072	1,072	2,144	2,144
Subordinated debt	203	309	398	799
Notes payable and other borrowings	4	3	5	114
Total interest expense	7,242	12,114	15,020	25,621
Net interest and dividend income	20,015	21,674	40,996	43,880
Provision for loan losses	44,623	47,500	63,843	56,925
Net interest and dividend expense after provision for loan losses	(24,608)	(25,826)	(22,847)	(13,045)
Noninterest Income
Trust income	1,852	1,846	3,509	3,735
Service charges on deposits	2,286	2,173	4,304	4,285
Secondary mortgage fees	338	469	561	878
Mortgage servicing income, net of changes in fair value	(642)	134	(554)	271
Net gain on sales of mortgage loans	2,156	2,710	3,388	5,196
Securities gains, net	1,756	1,391	1,754	1,314
Increase in cash surrender value of bank owned life insurance	262	347	691	474
Debit card interchange income	724	635	1,387	1,211
Net interest rate swap gains and fees	163	(957)	353	(567)
Lease revenue from other real estate owned	442	9	960	18
Net gain on sale of other real estate owned	347	345	498	293
Other income	1,164	1,223	2,264	2,381
Total noninterest income	10,848	10,325	19,115	19,489
Noninterest Expense
Salaries and employee benefits	8,918	9,676	17,943	20,561
Occupancy expense, net	1,237	1,645	2,762	3,160
Furniture and equipment expense	1,544	1,742	3,183	3,482
FDIC insurance	1,527	2,421	2,955	3,238
Amortization of core deposit and other intangible asset	283	291	565	583
Advertising expense	439	242	695	674
Impairment of goodwill	—	57,579	—	57,579
Legal fees	666	323	1,225	670
Other real estate expense	6,845	3,328	13,273	4,172
Other expense	4,020	3,606	7,627	8,011
Total noninterest expense	25,479	80,853	50,228	102,130
Loss before income taxes	(39,239)	(96,354)	(53,960)	(95,686)
Benefit for income taxes	(15,856)	(37,928)	(22,023)	(38,244)
Net loss	$(23,383)	$(58,426)	$(31,937)	$(57,442)
Preferred stock dividends and accretion	1,131	1,235	2,259	2,036
Net loss available to common stockholders	$(24,514)	$(59,661)	$(34,196)	$(59,478)

Basic loss per share	$(1.74)	$(4.29)	$(2.43)	$(4.29)
Diluted loss per share	(1.75)	(4.29)	(2.43)	(4.29)
Dividends declared per share	0.01	0.04	0.02	0.08

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(31,937)	$(57,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,320	2,491
Amortization of leasehold improvement	127	91
Amortization and recovery of mortgage servicing rights, net	—	(33)
Change in market value of mortgage servicing rights	913	—
Provision for loan losses	63,843	56,925
Provision for deferred tax (benefit) expense	(15,972)	37,259
Originations of loans held-for-sale	(134,471)	(284,811)
Proceeds from sales of loans held-for-sale	138,900	289,376
Net gain on sales of mortgage loans	(3,388)	(5,196)
Change in current income taxes payable	9,250	(42,042)
Increase in cash surrender value of bank-owned life insurance	(691)	(474)
Change in accrued interest receivable and other assets	2,549	(26,706)
Change in accrued interest payable and other liabilities	3,242	(10,086)
Net premium amortization on securities	253	390
Securities gains, net	(1,754)	(1,314)
Impairment of goodwill	—	57,579
Amortization of core deposit and other intangible assets	565	583
Tax effect from vesting of restricted stock	(225)	—
Stock based compensation	435	526
Net gain on sale of other real estate owned	(498)	(293)
Write-down of other real estate owned	10,739	3,429
Net cash provided by operating activities	44,200	20,252
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	52,580	100,743
Proceeds from sales of securities available-for-sale	75,578	202,040
Purchases of securities available-for-sale	(114,732)	(141,450)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(647)	—
Net change in loans	88,923	28,757
Investment in other real estate owned	(10)	(1,933)
Proceeds from sales of other real estate owned	10,290	3,982
Net purchases of premises and equipment	(546)	(617)
Net cash provided by investing activities	111,436	191,522

Cash flows from financing activities
Net change in deposits	(55,258)	(37,851)
Net change in securities sold under repurchase agreements	2,005	(19,544)
Net change in federal funds purchased	—	(28,900)
Net change in other short-term borrowings	(50,138)	(163,342)
Proceeds from the issuance of preferred stock	—	68,245
Proceeds from the issuance of common stock warrants	—	4,755
Proceeds from notes payable and other borrowings	—	2,240
Repayment of note payable	—	(19,790)
Proceeds from exercise of stock options	—	55
Tax benefit from dividend equivalent payment	—	6
Dividends paid	(2,105)	(3,963)
Purchase of treasury stock	(40)	—
Net cash used in financing activities	(105,536)	(198,089)
Net change in cash and cash equivalents	50,100	13,685
Cash and cash equivalents at beginning of period	79,796	73,214
Cash and cash equivalents at end of period	$129,896	$86,899

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Supplemental cash flow information
Income taxes (received) paid	$(15,076)	$2,330
Interest paid for deposits	13,065	22,753
Interest paid for borrowings	2,611	3,506
Non-cash transfer of loans to other real estate	27,449	5,563
Non-cash transfer of notes payable to other short-term borrowings	—	5,134
Change in dividends declared not paid	(454)	(1,190)
Non-cash transfer related to deferred taxes on goodwill	—	1,461

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2008	$18,304	$—	$58,683	$213,031	$(2,123)	$(94,799)	$193,096
Comprehensive loss:
Net loss				(57,442)			(57,442)
Change in net unrealized gain on securities available-for-sale net of $452 tax effect					793		793
Total comprehensive loss							(56,649)
Dividends Declared, $.08 per share				(1,111)			(1,111)
Change in restricted stock	63		(63)				—
Stock options exercised	6		49				55
Tax effect of dividend equivalent payments			6				6
Stock based compensation			526				526
Preferred dividends declared (5% per preferred share)		374		(2,036)			(1,662)
Issuance of preferred stock		68,245					68,245
Issuance of stock warrants			4,755				4,755
Balance, June 30, 2009	$18,373	$68,619	$63,956	$152,442	$(1,330)	$(94,799)	$207,261

Balance, December 31, 2009	$18,373	$69,039	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss:
Net loss				(31,937)			(31,937)
Change in net unrealized loss on securities available-for-sale net of $178 tax effect					(293)		(293)
Total comprehensive loss							(32,230)
Dividends Declared, $.02 per share				(282)			(282)
Change in restricted stock	94		(94)				—
Tax effect from vesting of restricted stock			(225)				(225)
Stock based compensation			435				435
Purchase of treasury stock						(40)	(40)
Preferred dividends declared (5% per preferred share)		434		(1,803)			(1,369)
Adoption of mark to market of mortgage servicing rights				29			29
Balance, June 30, 2010	$18,467	$69,473	$64,547	$107,781	$(1,898)	$(94,844)	$163,526

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2009.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gain on sales of mortgage loans on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.  Additional disclosure related to fair value of mortgage servicing rights is found in Note 8.  Prior to the January 1, 2010 change in method, residential mortgage loan servicing assets were initially measured at fair value, but were subsequently measured using the amortization method and were also evaluated for impairment.  That amortization method required servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) — Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”.  ASU 2009-17 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities, as well as QSPEs that are currently excluded from previous consolidation guidance.  ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  ASU 2009-16 did not have a material effect on the Company’s 2010 results of operations, financial position, or disclosures.

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

In April 2010, the FASB issued ASU No. 2010-15 “Financial Services — Insurance (Topic 944) — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments — a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-15 affects insurance entities that have separate accounts that meet the definition of a separate account in paragraph 944-80-25-2 when evaluating whether to consolidate an investment held through its separate account or through a combination of investments in its separate and general accounts.  ASU 2010-15 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2010.  The adoption of this standard is not expected to have a material effect on the Company’s 2010 results of operations or financial position, or disclosures.

In April 2010, the FASB issued ASU No. 2010-18 “Receivables (Topic 310) — Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force.”  ASU 2010-18 provides guidance on account for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 in the first interim or annual reporting period ending on or after July 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s 2010 results of operations or financial position, or disclosures.

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them.  The extra disclosures will include details on our past due loans, credit quality indicators, and modifications of loans.  The Company will adopt the standard beginning with our December 31, 2010 financial statements.

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

Note 3 — Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:
U.S. Treasury	$8,502	$16	$—	$8,518
U.S. government agencies	75,510	422	—	75,932
U.S. government agency mortgage-backed	72,120	1,256	—	73,376
States and political subdivisions	31,095	1,121	(292)	31,924
Collateralized mortgage obligations	14,896	787	—	15,683
Collateralized debt obligations	17,861	—	(6,448)	11,413
Equity securities	99	3	(14)	88
	$220,083	$3,605	$(6,754)	$216,934
December 31, 2009:
U.S. Treasury	$1,499	$24	$—	$1,523
U.S. government agencies	84,265	263	(76)	84,452
U.S. government agency mortgage-backed	41,175	1,669	(44)	42,800
States and political subdivisions	81,801	1,864	(327)	83,338
Collateralized mortgage obligations	22,246	910	(5)	23,151
Collateralized debt obligations	17,834	—	(6,951)	10,883
Equity securities	99	1	(6)	94
	$248,919	$4,731	$(7,409)	$246,241

 The fair value, amortized cost and weighted average yield of debt securities at June 30, 2010 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized debt obligations, and collateralized debt obligations and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$22,971	0.86%	$23,028
Due after one year through five years	37,992	2.22%	38,421
Due after five years through ten years	37,662	4.70%	38,013
Due after ten years	16,482	4.42%	16,912
	$115,107	3.08%	$116,374
Mortgage-backed and collateralized mortgage obligations	87,016	3.74%	89,059
Collateralized debt obligations	17,861	1.72%	11,413
Equity securities	99	0.08%	88
	$220,083	3.23%	$216,934

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2009 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, and asset-backed and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$40,801	0.68%	$40,915
Due after one year through five years	33,667	1.91%	34,090
Due after five years through ten years	51,594	4.09%	52,442
Due after ten years	41,503	4.52%	41,866
	$167,565	2.93%	$169,313
Mortgage-backed and collateralized mortgage obligations	63,421	5.13%	65,951
Collateralized debt obligations	17,834	1.60%	10,883
Equity securities	99	0.08%	94
	$248,919	3.39%	$246,241

At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at June 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
	in an unrealized loss position		in an unrealized loss position		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2010	Losses	Value	Losses	Value	Losses	Value
States and political subdivisions	$251	$4,385	$41	$573	$292	$4,958
Collateralized debt obligations	—	—	6,448	11,413	6,448	11,413
Equity securities	—	—	14	33	14	33
	$251	$4,385	$6,503	$12,019	$6,754	$16,404

	Less than 12 months		Greater than 12 months
	in an unrealized loss position		in an unrealized loss position		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
U.S. government agencies	$76	$26,308	$—	$—	$76	$26,308
U.S. government agency mortgage-backed	28	444	16	1,589	44	2,033
States and political subdivisions	170	7,907	157	3,160	327	11,067
Collateralized mortgage obligations	1	106	4	808	5	914
Collateralized debt obligations	—	—	6,951	10,883	6,951	10,883
Equity securities	—	—	6	41	6	41
	$275	$34,765	$7,134	$16,481	$7,409	$51,246

                Recognition of other-than-temporary impairment was not necessary in the quarter ended June 30, 2010 or the year ended December 31, 2009.  The changes in fair values related to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration although the amount of deferrals and defaults in the pooled collateralized debt obligation increased from December 31, 2009.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of June 30, 2010, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO securities has continued to decrease and information on orderly transaction sales were not generally available.  Accordingly, management designated this security as a level 3 security at June 30, 2009 as described in Note 16 of this quarterly report and continues with that designation as of June 30, 2010.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
June 30, 2010
Class A1	$9,291	$5,908	$(3,383)	BB+	63	$237,750	31.7%	$149,608	19.9%
Class A2A	8,570	5,505	(3,065)	BB-	63	237,750	31.7%	52,608	7.0%
	$17,861	$11,413	$(6,448)

December 31, 2009
Class A1	$9,334	$5,473	$(3,861)	BB+	63	$195,750	26.1%	$189,641	25.3%
Class A2A	8,500	5,410	(3,090)	BB-	63	195,750	26.1%	92,641	12.4%
	$17,834	$10,883	$(6,951)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of June 30, 2010 and December 31, 2009.  The Fitch ratings for class A1 and A2A were A and BB, respectively, as of June 30, 2010 and December 31, 2009

The model assumptions used to estimate fair value in the table above included estimated collateral default rates of 3.8%, 1.1%, and 0.6% in years 1, 2, and 3, respectively.  Additionally, the estimated discount rates were Libor plus 5.25% for the A1 tranche and Libor plus 6.25% for the A2A tranche.

In addition to other equity securities, which are recorded at estimated fair value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $4.4 million and $9.3 million, respectively, at June 30, 2010, and at December 31, 2009.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 4 — Loans

Major classifications of loans were as follows:

	June 30,	December 31,
	2010	2009
Commercial and industrial	$204,557	$207,170
Real estate - commercial	895,618	925,013
Real estate - construction	187,683	273,719
Real estate - residential	602,829	643,936
Installment	5,418	9,834
Overdraft	700	830
Lease financing receivables	3,269	3,703
	1,900,074	2,064,205
Net deferred loan fees and costs	(1,044)	(1,379)
	$1,899,030	$2,062,826

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral to obtain prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 88.8% and 89.3% of the portfolio at June 30, 2010 and December 31, 2009, respectively.  The Company is committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency regulatory guidance on risk management.  Consistent with that commitment, management is updating its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.

Note 5 — Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ending June 30 are summarized as follows:

	2010	2009

Allowance at beginning of year	64,540	41,271
Charge-offs:
Commercial and industrial	1,558	1,763
Real estate - commercial	14,426	701
Real estate - construction	23,344	19,402
Real estate - residential	10,338	1,781
Installment and other loans	233	233
Total charge-offs	49,899	23,880
Recoveries:
Commercial and industrial	258	7
Real estate - commercial	27	—
Real estate - construction	1,549	67
Real estate - residential	453	14
Installment and other loans	188	147
Total recoveries	2,475	235
Net charge-offs	47,424	23,645
Provision for loan losses	63,843	56,925
Allowance at end of quarter	$80,959	$74,551

Net charge-offs to average loans	2.39%	1.05%
Allowance at quarter end to average loans	4.09%	3.31%

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other real estate owned
Balance at beginning of period	$49,855	$18,951	$40,200	$15,212
Property additions	8,611	1,890	27,449	5,563
Development improvements	—	760	10	1,933
Less:
Property Disposals	5,690	2,872	9,792	3,689
Period valuation adjustments	5,648	3,139	10,739	3,429
Balance at end of period	$47,128	$15,590	$47,128	$15,590

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$9,576	$290	$5,668	$—
Addition charged to expense	5,566	2,919	10,657	3,189
Write-downs taken on sales	(1,407)	(17)	(2,590)	(17)
Other adjustments	82	220	82	240
Balance at end of period	$13,817	$3,412	$13,817	$3,412

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gain on sales, net	$(347)	$(345)	$(498)	$(293)
Provision for unrealized losses	5,566	2,919	10,657	3,189
Operating expenses	1,279	409	2,616	983
Less:
Lease revenue	442	9	960	18
	$6,056	$2,974	$11,815	$3,861

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

Management also performed a periodic review of the core deposit and other intangible assets.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of June 30, 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first six months ended June 30, 2010, and the year ended December 31, 2009. (in thousands):

	June 30, 2010		December 31, 2009
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$—	$6,654	$59,040	$7,821
Amortization/ adjustments(1)	—	(565)	(1,461)	(1,167)
Impairment	—	—	(57,579)	—
Balance at end of period	$—	$6,089	$—	$6,654

(1) The $1.46 million adjustment to goodwill was recorded in the first quarter of 2009.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of June 30, 2010 (in thousands):

Amount
2010	$565
2011	847
2012	780
2013	732
2014	679
Thereafter	2,486
Total	$6,089

Note 8 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of June 30, summarized as follows:

	2010	2009
Balance at beginning of period	$2,470	$1,973
Fair value adjustment	9	—
Additions	778	318
Mark to Market	(913)
Amortization	—	(512)
Balance at end of period	2,344	1,779

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(20)	(599)
Fair value adjustment	20	(254)
Recovery credited to expense	—	799
Balance at end of period	—	(54)
Net balance	$2,344	$1,725

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

Note 9 — Deposits

Major classifications of deposits as of June 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Noninterest bearing demand	$327,599	$308,304
Savings	196,070	178,257
NOW accounts	425,801	422,778
Money market accounts	369,254	392,516
Certificates of deposit of less than $100,000	499,581	551,106
Certificates of deposit of $100,000 or more	332,714	353,316
	$2,151,019	$2,206,277

Note 10 — Borrowings

The following table is a summary of borrowings as of June 30, 2010 and December 31, 2009:

	2010	2009
Securities sold under repurchase agreements	$20,379	$18,374
FHLB advances	—	50,019
Treasury tax and loan	4,860	4,979
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$129,117	$177,250

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they are secured by mortgage-backed securities with a carrying amount of $34.1 and $25.1 million at June 30, 2010 and December 31, 2009, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies during the two-year reporting period.

The Company’s borrowings at the FHLBC requires the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these notes were collateralized by FHLBC stock of $9.3 million and loans totaling $126.9 million at June 30, 2010.  FHLBC stock of $9.3 million and loans totaling $203.7 million were pledged as of December 31, 2009.  The Company has also established borrowing capacity at the FRB that was not used at either December 31, 2009 or June 30, 2010.  The Company currently has $52.5 million of borrowing capacity available at the FRB.

The Bank is a Treasury Tax & Loan (“TT&L”) depository for the FRB, and as such, we accept TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of June 30, 2010 and December 31, 2009, the TT&L deposits were $4.9 million and $5.0 million, respectively.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America and, the “Lender”).  That credit facility began in January 2008 and was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2009 and June 30, 2010.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2010, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant and/or with the receipt of a Memorandum of Understanding from the Bank’s primary regulator as was previously disclosed by the Company, the lender may (i) terminate all commitments to extend further credit, (ii)

increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.  The Company and the Lender have periodically engaged in discussions regarding the potential resolution of the issues, which could include a range of results including, but not limited to, a renegotiation of the credit facility and/or a change in the covenants or other terms.  The parties have not agreed to a mutually satisfactory resolution.

Note 11 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time hereafter.  Cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $31.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  The Company commenced an offer to exchange a portion of the trust preferred securities of Old Second Capital Trust I for newly issues shares of common stock of the Company.  On July 30, 2010 the Company extended the exchange offer expiration date from August 2, 2010 to August 23, 2010, unless the Company further extends the expiration date or earlier terminates the exchange offer.

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

Note 12 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted share rights (restricted stock and restricted stock units), and stock appreciation rights.  Total shares issuable under the plan were 242,011 at June 30, 2010 and 426,872 at December 31, 2009.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted share rights vest three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $204,000 in the second quarter of 2010 and $435,000 in the first half of 2010.  The total income tax benefit was $71,000 in the second quarter of 2010 and $152,000 in the first half of 2010.  Total compensation cost that has been charged against income for those plans was $277,000 in the second quarter of 2009 and $526,000 in the first half of 2009.  The total income tax benefit was $97,000 in the second quarter of 2009 and $184,000 in the first half of 2009.

There were no stock options exercised or granted during the second quarter of 2010 or 2009.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $91,000 as of June 30, 2010, and is expected to be recognized over a weighted-average period of 0.65 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $374,000 as of June 30, 2009, and was expected to be recognized over a weighted-average period of 1.17 years.

A summary of stock option activity in the Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2010	683,666	$24.29
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Ending outstanding at June 30, 2010	683,666	$24.29	4.24	$—

Exercisable at end of period	646,168	$23.46	4.04	$—

Beginning outstanding at January 1, 2009	722,132	$24.03
Granted	16,500	7.49
Exercised	(5,334)	10.13
Canceled	(13,000)	29.12
Expired	—	—
Ending outstanding at June 30, 2009	720,298	$23.66	5.05	$—

Exercisable at end of period	617,136	$23.46	4.49	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	June 30, 2010
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	43,498	$4.83
Granted	—	—
Vested	(6,000)	2.36
Nonvested at June 30, 2010	37,498	$5.23

A summary of stock option activity as of June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Intrinsic value of options exercised	$—	$—	$—	$673
Cash received from option exercises	—	—	—	54,033
Tax benefit realized from option exercises	—	—	—	268
Weighted average fair value of options granted	$—	$—	$—	$2.01

Restricted stock was granted beginning in 2005 under the Incentive Plan.  Restricted stock units were granted beginning in 2009 under the Incentive Plan.  No shares were granted during either the second quarter of 2010 or the second quarter of 2009.  These share rights are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  These share rights vest after a three-year period.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	June 30, 2010		June 30, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1	179,178	$12.95	53,311	$28.49
Granted	211,200	7.00	133,724	7.49
Vested	(23,459)	27.51	—	—
Forfeited	(29,937)	8.42	(2,698)	29.29
Nonvested at June 30	336,982	$8.61	184,337	$13.24

Total unrecognized compensation cost of restricted share rights was $1.8 million as of June 30, 2010, which is expected to be recognized over a weighted-average period of 3.18 years.  Total unrecognized compensation cost of restricted share rights was $1.3 million as of June 30, 2009, which was expected to be recognized over a weighted-average period of 2.86 years.  There were no restricted share rights vested at June 30, 2010 or June 30, 2009.

Note 13 — Loss Per Share

The loss per share is included below as of June 30 (in thousands except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic loss per share:
Weighted-average common shares outstanding	13,933,497	13,824,561	13,925,120	13,808,266
Weighted-average common shares less stock based awards	13,707,907	13,707,907	13,707,907	13,707,583
Weighted-average common shares stock based awards	361,234	184,337	343,951	150,791
Net loss	$(23,383)	$(58,426)	$(31,937)	$(57,442)
Dividends and accretion of discount on preferred shares	1,131	1,235	2,259	2,036
Net loss available to common shareholders	(24,514)	(59,661)	(34,196)	(59,478)
Common stock dividends	(137)	(548)	(274)	(1,097)
Un-vested share-based payment awards	(4)	(7)	(8)	(14)
Undistributed Loss	(24,655)	(60,216)	(34,478)	(60,589)
Basic loss per share common undistributed earnings	(1.75)	(4.33)	(2.45)	(4.37)
Basic loss per share common distributed earnings	0.01	0.04	0.02	0.08
Basic loss per share	$(1.74)	$(4.29)	$(2.43)	$(4.29)
Diluted loss per share:
Weighted-average common shares outstanding	13,933,497	13,824,561	13,925,120	13,808,266
Dilutive effect of restricted shares(1)	55,599	83,164	159,807	76,461
Dilutive effect of stock options	—	—	—	—
Diluted average common shares outstanding	13,989,096	13,907,725	14,084,927	13,884,727
Net loss available to common stockholders	$(24,514)	$(59,661)	$(34,196)	$(59,478)
Diluted loss per share	$(1.75)	$(4.29)	$(2.43)	$(4.29)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,517,000	1,577,000	1,517,000	1,577,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 14 — Other Comprehensive Income (Loss)

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss available to common stockholders	$(24,514)	$(59,661)	$(34,196)	$(59,478)

Unrealized holding gains (losses) on available-for-sale securities arising during the period
U.S. Treasury	$5	$(11)	$(8)	$(25)
U.S. government agencies	181	(225)	195	(255)
U.S. government agency mortgage-backed	378	(218)	550	920
States and political subdivisions	326	(220)	167	368
Collateralized mortgage obligations	(29)	(113)	(118)	582
Collateralized debt obligations	929	5,470	503	869
Equity securities	(3)	8	(6)	5
	1,787	4,691	1,283	2,464
Related tax expense	(708)	(1,866)	(516)	(973)
Holding gains after tax	$1,079	$2,825	$767	$1,491

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	(38)	372	(40)	315
U.S. government agency mortgage-backed	919	583	919	583
States and political subdivisions	875	(5)	875	(29)
Collateralized mortgage obligations	—	441	—	445
Collateralized debt obligations	—	—	—	—
Equity securities	—	—	—	—
Net realized gains	1,756	1,391	1,754	1,314
Income tax expense on net realized gains	(695)	(552)	(694)	(521)
Net realized gains after tax	1,061	839	1,060	793
Other comprehensive income (loss) on available-for-sale	18	1,986	(293)	698

Changes in fair value of derivatives used for cashflow hedges arising during the period	—	—	—	158
Related tax expense	—	—	—	(63)
Other comprehensive income on cashflow hedges	—	—	—	95
Total other comprehensive income (loss)	$18	$1,986	$(293)	$793

Note 15 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $466,000 and $816,000 in the first six months of 2010 and 2009, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match in 2009.

Note 16 — Fair Value Option and Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2010 and December 31, 2009, respectively, which are measured by the Company at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$8,518	$—	$—	$8,518
U.S. government agencies	8,000	67,932	—	75,932
U.S. government agency mortgage-backed	40,439	32,937	—	73,376
States and political subdivisions	—	31,924	—	31,924
Collateralized mortgage obligations	—	15,683	—	15,683
Collateralized debt obligations	—	—	11,413	11,413
Equity securities	33	—	55	88
Loans held-for-sale	—	9,823	—	9,823
Mortgage servicing rights(1)	—	—	2,344	2,344
Other assets (Interest rate swap agreements net of swap credit valuation)	—	4,739	(77)	4,662
Other assets (Forward loan commitments to investors)	—	182	—	182
Total	$56,990	$163,220	$13,735	$233,945

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$4,739	$—	$4,739
Other liabilities (Interest rate lock commitments to borrowers)	—	53	—	53
Other liabilities (Risk Participation Agreement)	—	—	34	34
Total	$—	$4,792	$34	$4,826

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,523	$—	$—	$1,523
U.S. government agencies	5,000	79,452	—	84,452
U.S. government agency mortgage-backed	—	42,800	—	42,800
States and political subdivisions	—	83,338	—	83,338
Collateralized mortgage obligations	—	23,151	—	23,151
Collateralized debt obligations	—	—	10,883	10,883
Equity securities	41	—	53	94
Loans held-for-sale	—	11,586	—	11,586
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,742	(285)	3,457
Other assets (Forward loan commitments to investors)	—	146	—	146
Total	$6,564	$244,215	$10,651	$261,430

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,742	$—	$3,742
Other liabilities (Interest rate lock commitments to borrowers)	—	(70)	—	(70)
Other liabilities (Risk Participation Agreement)	—	—	31	31
Total	$—	$3,672	$31	$3,703

(1)   As of January 1, 2010, the Company elected the fair value measurement method of accounting for mortgage servicing rights available under ASC 820-35 as discussed in more detail in Notes 1 and 8.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	June 30, 2010
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$(285)	$(31)
Transfers into Level 3	—	—	2,821	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	80	(838)	208	(3)
Included in other comprehensive income	2	502	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	361	—	—
Issuances	—	—	—	—	—
Settlements	—	(52)	—	—	—
Expirations	—	—	—	—	—
Ending balance June 30, 2010	$55	$11,413	$2,344	$(77)	$(34)

	June 30, 2009
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2009	$52	$—	$—	$(26)
Transfers into Level 3	—	11,111	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	—	(1,537)	(3)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Expirations	—	—	—	—
Ending balance June 30, 2009	$52	$11,111	$(1,537)	$(29)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at June 30, 2010 and December 31, 2009, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$83,738	$83,738
Other real estate owned, net(2)	—	—	47,128	47,128
Total	$—	$—	$130,866	$130,866

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $110.7 million, with a valuation allowance of $25.2 million, resulting in an increase of specific allocations within the provision for loan losses of $6.7 million for the year to date ending June 30, 2010.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $47.1 million, which is made up of the outstanding balance of $60.9 million, net of a valuation allowance of $13.8 million, at June 30, 2010, resulting in a charge to expense of $5.6 million for the year to date June 30, 2010.

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

Note 17 — Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

The Company also has interest rate derivative positions to assist with risk management that is not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.5 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at June 30, 2010.  The Bank had $5.9 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2009.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 16 above.  In addition to the above activity related to nonperforming commercial real estate loans, management also unwound three separate loan related interest rate swaps that had a contractual priority to the collateral position in the underlying properties.  As a result, management also reported $3.3 million in additional receivables, which have been categorized as nonperforming, but are estimated to have no loss exposure.  At June 30, 2010, the notional amount of non-hedging interest rate swaps was $150.1 million with a weighted average maturity of 3.78 years.  At December 31, 2009, the notional amount of non-hedging interest rate swaps was $192.0 million with a weighted average maturity of 4.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

As of June 30, 2010, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper limit of dollar exposure of this credit risk is approximately $279,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The actual potential credit risk of the RPA at June 30, 2010 was approximately $241,000

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as mortgage-backed securities.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments were estimated based on observable changes in mortgage interest rates and mortgage-backed security prices from the date of the commitments.

The following table presents derivatives not designated as hedging instruments as of June 30, 2010.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$150,148	Other Assets	$4,662	Other Liabilities	$4,739
Commitments(1)	326,973	Other Assets	182	N/A	—
Forward contracts	27,018	N/A	—	Other Liabilities	53
Risk participation agreements	7,000	N/A	—	Other Liabilities	34
Total			$4,844		$4,826

(1)Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

The following table presents derivatives not designated as hedging instruments as of December 31, 2009.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$192,003	Other Assets	$3,457	Other Liabilities	$3,742
Commitments(1)	352,382	Other Assets	146	N/A	—
Forward contracts	47,092	N/A	—	Other Liabilities	(70)
Risk participation agreements	7,000	N/A	—	Other Liabilities	31
Total			$3,603		$3,703

(1)Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

In addition, the Bank issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.  Outstanding letters of credit to nonperforming borrowers totaled $6.3 million at June 30, 2010 although $3.7 million of that amount expired unused in July 2010.  Financial standby, performance standby and commercial letters of credit, including those to nonperforming borrowers, totaled $18.1 million, $15.0 million, and $9.1 million at June 30, 2010, respectively.  Outstanding letters of credit to nonperforming borrowers totaled $5.4 million at December 31, 2009.  Financial standby, performance standby and commercial letters of credit, including those to nonperforming borrowers, totaled $18.4 million, $20.4 million, and $10.6 million at December 31, 2009, respectively.  Financial standby letters of credit have terms ranging from five months to four and a quarter years.  Performance standby letters of credit have terms ranging from three months to four years and a quarter years.  Commercial letters of credit have terms ranging from eleven months to five years.

In addition to customer related commitments, the Company is responsible for $2.0 million in performance standby letters of credit commitments that relates to properties held in OREO as of June 30, 2010.  $635,000 of these commitments matures within one year while the remaining $1.4 million matures within a one to three year horizon. As of December 31, 2009, the Company was directly responsible for $5.1 million in performance standby letters of credit commitments.  Of that amount, $2.1 million related to properties held in other real estate owned and $3.0 million related to a pledge to secure bank-operating activities.  The $3.0 million performance standby letter of credit was released in January 2010 as it was replaced with a pledge and withdrawal restriction renewable one-month maturity certificate of deposit.

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

The carrying amount and estimated fair values of financial instruments were as follows:

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks and federal funds sold	$44,899	$44,899	$38,385	$38,385
Interest bearing deposits with financial institutions	84,997	84,997	24,500	24,500
Securities available-for-sale	216,934	216,934	246,241	246,241
FHLB and FRB Stock	13,691	13,691	13,044	13,044
Bank owned life insurance	50,876	50,876	50,185	50,185
Loans, net and loans held-for-sale	1,827,894	1,836,972	2,009,872	2,020,657
Interest rate swap agreements net of swap valuation	4,662	4,662	3,457	3,457
Forward loan commitments to investors	182	182	146	146
Accrued interest receivable	6,950	6,950	8,629	8,629
	$2,251,085	$2,260,163	$2,394,459	$2,405,244
Financial liabilities:
Deposits	$2,151,019	$2,117,163	$2,206,277	$2,220,836
Securities sold under repurchase agreements	20,379	20,381	18,374	18,375
Other short-term borrowings	4,860	4,859	54,998	55,028
Junior subordinated debentures	58,378	25,772	58,378	50,593
Subordinated debt	45,000	22,387	45,000	44,674
Notes payable and other borrowings	500	249	500	496
Interest rate swap agreements	4,739	4,739	3,742	3,742
Interest rate lock commitments to borrowers	53	53	(70)	(70)
Risk participation agreement	34	34	31	31
Accrued interest payable	2,508	2,508	3,164	3,164
	$2,287,470	$2,198,145	$2,390,394	$2,396,869

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

As previously disclosed, management is considering various components of a multi-faceted capital strategy to help ensure capital strength is sustained to best situate the Company.  As part of that process, under consideration is the exchange of Series B Preferred Stock for Trust Preferred Securities.  The United States Senate passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, on July 15, 2010 and President Obama signed the bill into law on July 21, 2010.  The final bill includes a provision allowing trust preferred securities issued in an exchange for preferred stock issued under the Capital Purchase Program of the Troubled Asset Recovery Program that is completed before October 2010 to qualify as Tier 1 capital.  Accordingly, the Company is continuing to pursue the proposed exchange of its $73.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) issued under the Capital Purchase Program of the Troubled Asset Recovery Program for a like amount of fixed rate trust preferred securities.  However, there remains uncertainty as to whether the U.S. Department of the Treasury generally will approve pending applications for such exchanges in light of the new legislation, or whether the Treasury will approve the Company’s application specifically.  The Company believes that the exchange of some or all of its Series B Preferred Stock for trust preferred securities is an important factor that will enhance the probability of the successful completion of other components of its capital plan.

Note 20 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or August 9, 2010.  As discussed below in the management discussion and analysis of this quarterly report, the stockholders approved on August 2, 2010, an amendment to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 and the issuance of up to 6,000,000 shares of its common stock, in the aggregate, in the proposed exchange offer of the common stock for capital securities issued by Old Second Capital Trust I and in a possible separate private exchange of its common stock for capital securities held by certain holders of Old Second Capital Trust II.  We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2010, as compared to December 31, 2009, and the results of operations for the three month and six-month periods ended June 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2009 Annual Report.

The ongoing weakness in the financial system and economy, particularly as it relates to credit costs associated with the real estate markets in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans, which has resulted in a continued increase in the level of nonperforming loans.  This economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  The Company recorded a $63.8 million provision for loan losses and a net loss of $31.9 million prior to preferred stock dividends and accretion in the first half of 2010.  This compared to a $56.9 million provision for loan losses and a net loss of $57.4 million prior to preferred stock dividends and accretion for the same period in 2009, which also included a $35.6 million tax affected noncash charge to earnings for goodwill impairment.

Management also remains focused on the capital planning process and the capital initiatives are discussed below.  Those initiatives were designed to help ensure capital strength is sustained to best situate the Company to pursue lending and market opportunities that may become available with an economic recovery.  In connection with that process the Company requested, and the stockholders approved on August 2, 2010, an amendment to increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 and the issuance of up to 6,000,000 shares of its common stock, in the aggregate, in the proposed exchange offer of the common stock for capital securities issued by Old Second Capital Trust I and in a possible separate private exchange of its common stock for capital securities held by certain holders of Old Second Capital Trust II (also discussed below).

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•                  Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•                  Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•                  Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•                  Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•                  Grant the Federal Reserve the power to regulate debit card interchange fees;

•                  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•                  Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•                  Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

Ongoing Capital Initiatives

On June 22, 2010, the Company announced the commencement of an offer to exchange a portion of the $31.6 million outstanding liquidation amount of the 7.80% Capital Securities (the “Capital Securities”) issued by Old Second Capital Trust I for newly issued shares of common stock of the Company.  On July 30, 2010, the Company extended the exchange offer expiration date from August 2, 2010 to August 23, 2010, unless the Company further extends the expiration date or earlier terminated the exchange offer.  This offer to exchange is the first component of a contemplated multi-faceted capital strategy designed to strengthen the Company’s capital position.

The Company held a special meeting of stockholders on August 2, 2010, at which stockholders approved the issuance of up to 6,000,000 shares of its common stock, in the aggregate, in the exchange offer and in a possible separate private exchange of its common stock for capital securities held by certain holders of Old Second Capital Trust II (discussed below).

The Company believes that the consummation of the Capital Securities for common stock exchange offer will have several positive effects on its overall financial condition, as it will result in the recognition of a net gain due to the indebtedness represented by the Capital Securities being redeemed at a price below its face amount, reduce the Company’s indebtedness and associated interest expense and increase its Tier 1 common and tangible common equity ratios by issuing common stock in exchange for a type of Tier 1 capital that is not considered common equity.  The magnitude of these positive effects will depend on the amount of Capital Securities exchanged.

As noted above, the exchange offer is a component of a contemplated multi-faceted capital strategy adopted by the Company.  As of the date of filing of this form 10-Q, the status of the other components of the capital strategy, which the Company announced on June 22, 2010, are as follows:

•                  Exchange of Series B Preferred Stock for Trust Preferred Securities — The United States Senate passed the Dodd-Frank Act, on July 15, 2010 and President Obama signed it into law on July 21, 2010.  It includes a provision allowing trust preferred securities issued in an exchange for preferred stock issued under the Capital Purchase Program of the Troubled Asset Recovery Program that is completed before October 2010 to qualify as Tier 1 capital.  Accordingly, the Company is continuing to pursue the proposed exchange of its $73.0 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) issued under the Capital Purchase Program of the Troubled Asset Recovery Program for a like amount of fixed rate trust preferred securities.  However, there remains uncertainty as to whether the U.S. Department of the Treasury generally will approve pending applications for such exchanges in light of the new legislation, or whether the Treasury will approve the Company’s application specifically.  The Company believes that the exchange of some or all of its Series B Preferred Stock for trust preferred securities is an important factor that will enhance the probability of the successful completion of other components of its capital plan.

•                  Proposed Exchange of Capital Securities of Old Second Capital Trust II — If the Company does not issue the maximum 6,000,000 shares in the exchange offer, it may enter into separate negotiations with a limited number of holders of the Floating Rate Capital Securities of Old Second Capital Trust II regarding the potential exchange of such securities for newly issued shares of the Company’s common stock or securities convertible into newly issued shares of common stock.  The Company does not have any definitive plans, understandings, agreements or commitments with such holders.

•                  Issue Additional Common Stock — Due to conditions in the capital markets during June and July and the significant decline in the trading price of the Company’s common stock since the Company filed a shelf registration statement in mid-May, the Company does not have any definitive plans, understandings, agreements or commitments to issue additional shares of its common stock in a public or private offering and, as a result of these continuing conditions, there is no guarantee that the Company will be able to pursue a public or private common stock offering this year.

As previously discussed in the Company’s public filings, the Company has agreed with the Office of the Comptroller of the Currency (the “OCC”) to maintain the regulatory capital ratios of the Bank at levels in excess of the general minimums required to be considered “well capitalized” under OCC regulations.  Specifically, the Bank’s board of directors agreed to meet by December 31, 2009, and thereafter maintain, a Tier 1 capital ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them as of March 31, 2010.  However, because of the net loss incurred during the second quarter of 2010, the Bank’s Tier 1 capital ratio declined to 7.76% and its total risk-based capital ratio declined to 10.73%.  Accordingly, the Bank was not in compliance with the heightened capital ratios as of June 30, 2010.  The Company does not anticipate that its operations will be materially impacted in the near term by the fact that the Bank’s regulatory capital ratios have fallen below the heightened levels that it has agreed to maintain.  It is unknown at this time what actions, if any, the OCC or other bank regulatory agencies may take in connection with the Bank not achieving these agreed-upon capital ratios.

The Company is focused on pursuing its capital strategy, as outlined above, and considering any other reasonable alternatives for improving the Company’s and the Bank’s capital positions, particularly in light of the Bank falling below the heightened minimum capital ratios as of June 30, 2010 as previously disclosed and discussed below.  As noted above, the Company believes that the current exchange offer of the Capital Securities for shares of its common stock as well as the exchange of some or all of its Series B Preferred Stock for trust preferred securities are important components of its capital plan.  Accordingly, if the Company is unable to consummate either or both of these exchanges, it may need to reevaluate its capital plan and develop alternative strategies to improve the Company’s and the Bank’s capital positions.

Independent Third-Party Credit Review

In connection with the Company’s overall capital planning, in April 2010, the Company engaged a nationally recognized financial services consulting firm to conduct an independent credit review of the Bank’s credit risk ratings and regulatory classifications, loss content, loss recognition and the accuracy of accrual/nonaccrual status.  The outside firm also reviewed the Bank’s methodology and supporting documentation for establishing its allowance for loan and lease losses for adequacy and appropriateness, but it was not engaged to perform an analysis of the adequacy of the balance of the Bank’s allowance for loan and lease losses.

The scope of the outside firm’s review included: (i) all classified, criticized and nonperforming loans and foreclosed assets with an outstanding balance in excess of $1 million; (ii) a sample of nonclassified, pass-rated credits with an outstanding balance in excess of $1 million; and (iii) a random sample of classified, criticized and nonperforming loans and foreclosed assets with an outstanding balance of less than $1 million.  The sample was drawn from all loan types, including commercial real estate, construction and development, commercial and industrial, multifamily, agricultural, consumer first mortgages and home equity lines of credit.  In total, this firm reviewed 501 loans with total outstanding balances of $820.6 million, or approximately 43% of the Bank’s total loan portfolio as of June 30, 2010.

The outside firm completed its review in early May 2010 and discussed its findings with the Company’s management team and prepared a final written report.  As noted above, the outside firm was not engaged to, and did not, evaluate the adequacy of the balance of the Company’s allowance for loan and lease losses.  However, the Company believes that the consulting firm’s conclusions corroborate the Bank’s overall loan grading methodology and the Bank’s conclusions regarding the appropriateness of the methodology that it employs for establishing its allowance for loan and lease losses.

Results of Operations

The net loss for the second quarter of 2010 was $23.4 million, or $1.75 loss per diluted share, as compared with $58.4 million in net loss, or $4.29 loss per diluted share, in the second quarter of 2009.  The net loss for the first half of 2010 was $31.9 million, or $2.43 loss per diluted share, as compared to $57.4 million in net loss, or $4.29 of loss per diluted share in the first half of 2009.  The Company recognized a pre-tax goodwill impairment charge of $57.6 million in the second quarter of 2009, which was partially offset by a $22.0 million tax benefit as described in Notes 2 and 7 of the financial statements included in this quarterly report.  The Company recorded a $63.8 million provision for loan losses in the first half of 2010, which included an addition of $44.6 million in the second quarter.  Net loan charge-offs totaled $47.4 million in the first half of 2009, which included $30.5 million of net charge-offs in the second quarter.  The provision for loan losses in the first half of 2009 was $56.9 million, which included an addition of $47.5 million in the second quarter of 2009.  Net loan charge-offs totaled $23.6 million in the first half of 2009, which included $19.2 million of net charge-offs in the second quarter of 2009.  The net loss available to common stockholders was $24.5 million and $34.2 million, respectively, for the second quarter and first half of 2010, as compared to net loss available to common shareholders of $59.7 million and $59.5 million, respectively, for the same periods in 2009.

Net Interest Income

Net interest income decreased $2.9 million, from $43.9 million in the first half of 2009, to $41.0 million in the first half of 2010.  Average earning assets decreased $424.1 million, or 15.7%, from June 30, 2009 to June 30, 2010, as management continued to emphasize asset quality and new loan originations continued to be limited.  The comparative $272.7 million decrease in year to date average loans was primarily due to the combined effect of a general decrease in demand from qualified borrowers in the Bank’s market area as well as charge-off activity.  Management also continued to reduce securities available for sale in the second quarter of 2010.  At the same time, management significantly reduced both borrowings and deposits that had previously provided funding for those assets.  The decrease in average interest bearing deposits was due to management’s continued emphasis upon relationship banking versus customers who sought a single transaction for which no other depositor product or service would be utilized.  As a result, average interest bearing liabilities decreased $355.3 million, or 15.1%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.39% in the first half of 2009 to 3.70% in the first half of 2010.  The average tax-equivalent yield on earning assets decreased from 5.24% in the first half of 2009 to 4.96%, or 28 basis points, in the first half of 2010.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 2.20% to 1.52%, or 68 basis points.  The decrease in the level of average earning assets in 2010 contributed to decreased interest income as did the higher level of nonaccrual loans.  At the same time, the general decrease in interest rates lowered interest expense to a greater degree than it reduced interest income and provided an offsetting effect to the continued balance sheet deleveraging strategy.

Net interest income decreased $1.7 million from $21.7 million in the second quarter of 2009 to $20.0 million in the second quarter of 2010.  The decrease in average earning assets on a quarterly comparative basis was $370.2 million, or 14.0%, from June 30, 2009 to June 30, 2010 due in part to the lack of demand from qualified borrowers as well as charge-off activity in the quarter.  Average interest bearing liabilities decreased $288.2 million, or 12.7%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.42% in the second quarter of 2009 to 3.61% in the second quarter of 2010.  The average tax-equivalent yield on earning assets decreased from 5.20% in the second quarter of 2009 to 4.83% in the second quarter of 2010, or 37 basis points.  The cost of interest-bearing liabilities also decreased from 2.15% to 1.47%, or 68 basis points, in the same period.  Consistent with the year to date margin trend, the continued higher level of nonaccrual loans combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and six-month periods ended June 30, 2010 and 2009.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June, 2010 and 2009

(Dollar amounts in thousands - unaudited)

	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$75,028	$44	0.23%	$2,823	$2	0.28%
Federal funds sold	2,030	1	0.19	4,700	1	0.08
Securities:
Taxable	157,117	1,215	3.09	198,595	2,173	4.38
Non-taxable (tax equivalent)	69,297	1,060	6.12	145,612	2,178	5.98
Total securities	226,414	2,275	4.02	344,207	4,351	5.06
Dividends from FRB and FHLB stock	13,435	62	1.85	13,044	57	1.75
Loans and loans held-for-sale (1)	1,948,556	25,259	5.13	2,270,933	30,194	5.26
Total interest earning assets	2,265,463	27,641	4.83	2,635,707	34,605	5.20
Cash and due from banks	37,948	—	—	41,936	—	—
Allowance for loan losses	(72,378)	—	—	(49,766)	—	—
Other non-interest bearing assets	267,921	—	—	238,929	—	—
Total assets	$2,498,954			$2,866,806

Liabilities and Stockholders’ Equity
NOW accounts	$419,033	$348	0.33%	$336,467	$304	0.36%
Money market accounts	387,709	651	0.67	429,582	1,028	0.96
Savings accounts	196,747	201	0.41	150,648	214	0.57
Time deposits	841,523	4,750	2.26	1,152,368	9,062	3.15
Interest bearing deposits	1,845,012	5,950	1.29	2,069,065	10,608	2.06
Securities sold under repurchase agreements	22,692	13	0.23	26,728	17	0.26
Federal funds purchased	—	—	—	26,157	31	0.47
Other short-term borrowings	3,454	—	—	37,390	74	0.78
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,072	7.35
Subordinated debt	45,000	203	1.78	45,000	309	2.72
Notes payable and other borrowings	500	4	3.16	500	3	2.37
Total interest bearing liabilities	1,975,036	7,242	1.47	2,263,218	12,114	2.15
Non-interest bearing deposits	319,261	—	—	319,673	—	—
Accrued interest and other liabilities	20,049	—	—	19,860	—	—
Stockholders’ equity	184,608	—	—	264,055	—	—
Total liabilities and stockholders’ equity	$2,498,954			$2,866,806
Net interest income (tax equivalent)		$20,399			$22,491
Net interest income (tax equivalent) to total earning assets			3.61%			3.42%
Interest bearing liabilities to earning assets	87.18%			85.87%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $622,000 and $886,000 for the second quarter of 2010 and 2009, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June, 2010 and 2009

(Dollar amounts in thousands - unaudited)

	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$52,912	$60	0.23%	$1,845	$4	0.43%
Federal funds sold	1,737	1	0.11	6,494	3	0.09
Securities:
Taxable	152,469	2,453	3.22	259,051	5,969	4.61
Non-taxable (tax equivalent)	72,255	2,206	6.11	146,055	4,380	6.00
Total securities	224,724	4,659	4.15	405,106	10,349	5.11
Dividends from FRB and FHLB stock	13,240	118	1.78	13,044	113	1.73
Loans and loans held-for-sale (1)	1,988,218	52,003	5.20	2,278,426	60,676	5.30
Total interest earning assets	2,280,831	56,841	4.96	2,704,915	71,145	5.24
Cash and due from banks	37,411	—	—	43,661	—	—
Allowance for loan losses	(69,955)	—	—	(46,550)	—	—
Other non-interest bearing assets	266,076	—	—	236,692	—	—
Total assets	$2,514,363			$2,938,718

Liabilities and Stockholders’ Equity
NOW accounts	$414,584	$694	0.34%	$305,730	$580	0.38%
Money market accounts	390,251	1,467	0.76	476,703	2,457	1.04
Savings accounts	190,076	424	0.45	135,431	355	0.53
Time deposits	863,537	9,847	2.30	1,166,626	18,763	3.24
Interest bearing deposits	1,858,448	12,432	1.35	2,084,490	22,155	2.14
Securities sold under repurchase agreements	21,222	23	0.22	38,333	115	0.60
Federal funds purchased	—	—	—	30,148	73	0.48
Other short-term borrowings	6,962	18	0.51	79,990	221	0.55
Junior subordinated debentures	58,378	2,144	7.35	58,378	2,144	7.35
Subordinated debt	45,000	398	1.76	45,000	799	3.53
Notes payable and other borrowings	500	5	1.99	9,506	114	2.39
Total interest bearing liabilities	1,990,510	15,020	1.52	2,345,845	25,621	2.20
Non-interest bearing deposits	314,122	—	—	313,242	—	—
Accrued interest and other liabilities	18,549	—	—	19,814	—	—
Stockholders’ equity	191,182	—	—	259,817	—	—
Total liabilities and stockholders’ equity	$2,514,363			$2,938,718
Net interest income (tax equivalent)		$41,821			$45,524
Net interest income (tax equivalent) to total earning assets			3.70%			3.39%
Interest bearing liabilities to earning assets	87.27%			86.73%

(1)          Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.3 million and $1.8 million for the first six months of 2010 and 2009, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	91	91		181
Interest income (GAAP)	$27,257	$33,788	$56,016	$69,501
Taxable equivalent adjustment - loans	13	55	53	111
Taxable equivalent adjustment - securities	371	762	772	1,533
Interest income (TE)	27,641	34,605	56,841	71,145
Less: interest expense (GAAP)	7,242	12,114	15,020	25,621
Net interest income (TE)	$20,399	$22,491	$41,821	$45,524
Net interest and income (GAAP)	$20,015	$21,674	$40,996	$43,880
Average interest earning assets	$2,265,463	$2,635,707	$2,280,831	$2,704,915
Net interest income to total interest earning assets	3.54%	3.30%	3.62%	3.27%
Net interest income to total interest earning assets (TE)	3.61%	3.42%	3.70%	3.39%

Provision for Loan Losses

In the first half of 2010, the Company recorded a $63.8 million provision for loan losses, which included an addition of $44.6 million in the second quarter.  In the first half of 2009, the provision for loan losses was $56.9 million, which included an addition of $47.5 million in the second quarter.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans increased to $242.9 million at June 30, 2010 from $189.7 million at December 31, 2009, and $178.6 million at June 30, 2009.  Charge-offs, net of recoveries, totaled $47.4 million and $23.6 million in the first six months of 2010 and 2009, respectively.  Net charge-offs totaled $30.5 million in the second quarter of 2010 and $19.2 million in the second quarter of 2009.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at June 30, 2010 are included in the table following.

	Three Months Ended		Year to Date
Loan Charge-offs, Gross	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Real Estate-Construction
Homebuilder	$3,759	$6,444	$10,534	$6,801
Land	5,285	2,899	6,094	6,215
Commercial Speculative	2,763	6,110	6,498	6,110
All Other	3	222	218	276
Total Real Estate - Construction	11,810	15,675	23,344	19,402
Real Estate-Residential
Investor	7,167	1,235	7,782	1,289
Owner Occupied	733	49	2,051	127
Revolving and Junior Liens	170	204	505	365
Total Real Estate-Residential	8,070	1,488	10,338	1,781
Real Estate-Commercial, Nonfarm
Owner general purpose	2,705	1	3,211	24
Owner special purpose	1,697	113	1,775	113
Non owner gen purpose	2,666	132	2,862	252
Non owner special purpose	2,694	—	2,925	—
Strip malls	1,128	96	3,653	312
Total Real Estate - Commercial, Nonfarm	10,890	342	14,426	701
Real Estate-Commercial, Farm	—	—	—	—
Commercial and Industrial	327	1,717	1,558	1,763
Other	136	131	233	233
	$31,233	$19,353	$49,899	$23,880

Consistent with the first quarter, borrowers within the construction and development sector continued to operate in an economic environment that was impacted by declining real estate valuations.  That portion of the portfolio has been operating under stressed economic conditions for a prolonged period and homebuilders have been particularly affected.  Management expects, however, that the losses attributable to homebuilders will diminish as it has cumulatively charged off $47.0 million attributable to this segment, since the beginning of the fourth quarter of 2008.  At the same time, the portfolio segment has been reduced from a high of $150.3 million a year ago, to $64.8 million as of June 30, 2010.  In addition, management has designated 81.7% of that remaining portfolio as nonperforming and adjusted the residual balances to current estimated valuation levels.  While the portfolio remains susceptible to further declines in real estate values in general, management anticipates a slowdown in new borrower defaults.

The ongoing economic climate has also affected the commercial real estate borrowers.  This segment experienced a higher volume of nonperforming loans in the second quarter of 2010, which  resulted in a higher level of provision expense as well as an increase in the amount of loan charge-offs.  Management believes this segment generally has more diverse sources of cash flow than construction and development although decreased operating earnings have affected some commercial borrowers who operate out of owner occupied properties, and some other income producing properties have been affected by higher vacancy levels and/or pressure for lease concessions.  Management has also experienced the emergence of ‘strategic defaults’ whereby the borrower or tenant is in a position to perform on their obligation, but does not do so in an attempt to take advantage of distressed market conditions.  Management aggressively monitors each of these situations and continues to make loan portfolio workout a priority while closely monitoring portfolio quality.

The distribution of the Company’s nonperforming loans at June 30, 2010 is included in the chart below (in thousands):

		90 days
		or More	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	Past Due	Loans	performing	performing	Specific
as of June 30, 2010	Total(1)	and Accruing	(Accruing)	Loans	Loans	Allocation
Real Estate - Construction	$97,610	$—	$2,250	$99,860	41.1%	$8,315
Real Estate - Residential:
Investor	20,500	—	316	20,816	8.6%	1,389
Owner Occupied	15,461	374	9,361	25,196	10.4%	706
Revolving and Junior Liens	1,021	—	—	1,021	0.4%	242
Real Estate - Commercial, Nonfarm	92,554	379	—	92,933	38.3%	12,914
Real Estate - Commercial, Farm	739	—	—	739	0.3%	—
Commercial and Industrial	2,268	—	—	2,268	0.9%	1,638
Other	85	—	—	85	0.0%	—
	$230,238	$753	$11,927	$242,918	100.0%	$25,204

(1)          Nonaccrual loans included $28.0 million in restructured loans, including, $9.4 million in real estate construction, $7.0 million in commercial real estate nonfarm, $6.8 million is in real estate - residential investor, $4.7 million is in real estate - owner occupied and $125,000 in Commercial nonfarm and Industrial.

The largest component of nonperforming loans continued to be in the real estate construction sector, which totaled $99.9 million, or 41.1% of total nonperforming loans.  This was an increase of $12.2 million on a linked quarter basis.  Management charged off $11.8 million in the second quarter of 2010 and estimated that a loss allocation of $8.3 million was adequate coverage for this category.  The second quarter migration into nonperforming loans occurred primarily due to four homebuilder relationships that totaled $16.3 million.  While each of these builders continued to operate their respective projects and three of them were still realizing a moderate sales rate, management estimated that the continued downward pressure on land valuation coupled with lower than anticipated sales volume was insufficient to service the current debt level of each of these borrowers.  As a result, management deemed each of these credits to be impaired, a charge-off of $612,000 was recorded on one of these credits and management estimated that a specific loss allocation of $5.1 million was adequate coverage for the remaining loss exposure.  Management also noted in the subsequent review of performing homebuilder credits that the forward risk from large borrowers has been significantly reduced since no single credit is larger than $2.3 million.

The remaining migration into other construction categories consisted primarily of four relationships that totaled $8.7 million and were attributable to the commercial lot inventory and land segments.  Management charged off $2.4 million in the second quarter related to this group of borrowers and estimated that a specific allocation of $241,000 was adequate coverage for the remainder of this category.

In addition to specific allocations detailed above, management created a higher risk construction and development pool loss factor estimate for developers in accordance with generally accepted accounting principles (“GAAP”) at the end of 2008.  This factor was increased in the second quarter of 2010.  Other qualitative factors that contributed to nonspecific allocations also include historical loss experience and other management items.  A general discussion of qualitative factors is included at the end of the nonperforming loan section.  The total nonspecific allowance for loan losses attributable to qualitative factors management estimated for the construction and development portfolio totaled $20.3 million as of June 30, 2010.

The majority of the Bank’s construction loans are located in suburban Chicago markets and the current economic conditions continue to exhibit lower property valuations and some additional borrower defaults.  Management continues to update and review appraisals for the underlying collateral related to these loans, and allowance estimates are regularly updated to reflect the estimated credit exposure.  The subcomponent detail for the real estate construction segment at June 30, 2010 (in thousands), is set forth in the table below.

The Company’s second largest category of nonperforming loans was commercial real estate, representing $92.9 million, or 38.3%, of the nonperforming loan portfolio, which was an increase of $44.9 million on a linked-quarter basis following a $10.9 million charge-off during the quarter.  The largest addition to this category was a $16.1 million credit, and management estimated that a remaining specific allocation of $4.6 million was sufficient loss coverage based upon a review of a current appraisals and a $3.8 million second quarter charge-off.  The primary collateral for this credit consists of several special purpose, owner -occupied properties.  An additional $18.5 million of the increase in this category was attributable to eight separate large credits.  Management estimated the specific allocations required for these borrowers based upon a review and/or discounting of current and updated appraisals, and discounted cash flow analysis based on current property income, or some combination thereof.  As a result of these reviews, management estimated that $12.9 million in specific allocation was adequate coverage for the remainder of this category.  In addition to specific allocations, management also created a higher risk commercial real estate pool loss factor estimate in accordance with GAAP as of June 30, 2009 and that factor was increased in the second quarter of 2010.  A general discussion of qualitative factors is at the end of this nonperforming loan section.

Nonperforming one to four family residential mortgages to consumers totaled $25.2 million and accounted for 10.4% of the nonperforming loan total.  Of this amount, $15.5 million of these residential mortgages were on nonaccrual and most were in various stages of foreclosure and loans totaling $374,000 were over 90 days past due and still accruing.  On a linked quarter basis, the nonaccrual and restructured categories decreased $154,000 and $2.4 million, respectively.  Restructured loans totaling $9.4 million include credits where the borrower’s income source has been impaired and the Company has made a concession to temporarily reduce payments and/or interest rates.  All restructured loans were properly evaluated for potential impairment and any such impairment taken was insignificant.  The Bank did not offer subprime mortgage products to its customers and management believes that the deterioration in this segment relates primarily to the high rate of unemployment in our market areas, particularly in the construction related fields.  A significant portion of these nonperforming loans were supported by private mortgage insurance, and as of June 30, 2010, management estimated that a specific allocation of $706,000 was adequate loss coverage following the $733,000 of charge-offs that occurred during the quarter.

Nonperforming residential investor loans consisted of multi-family and one to four family properties totaled $20.8 million, which was 8.6% of the nonperforming loans total and a decrease of $4.1 million on a linked-quarter basis, following the second quarter charge-off of $7.2 million.  Most of the charge-off related to a single credit that had been restructured and previously had a specific allocation based upon a current cash flow analysis of what the property would support.  Due to events not directly related to this property or obligation, the borrower entered into Chapter 7 bankruptcy and began liquidation proceedings.  Management expects to accept a deed agreement on the property, which would allow migration to other real estate owned.  Although the appraised value of the building and the amount supportable by cash flow were similar, the collateral dependent determination caused management to estimate a larger discount to allow for property disposal under distressed market conditions.  The aggregate outstanding multi-family loans totaled $123.7 million, and of this amount $4.0 million remained for the restructured credit discussed above with an additional $2.5 million in nonperforming loans, which is attributable to three unrelated borrowers.  Management estimated that a total specific allocation of $1.4 million would be sufficient loss coverage for this segment.

		90 Days
	Nonaccrual	or More Past Due	Restructured Loans	Total Non- performing	% Non- Performing	Specific
Real Estate - Construction	Total	and Accruing	(Accruing)	Loans	Loans	Allocation
Homebuilder	$50,668	$—	$2,250	$52,918	53.0%	$6,440
Commercial Speculative	21,617	—	—	21,617	21.6%	1,228
Land	24,885	—	—	24,885	24.9%	647
Other	440	—	—	440	0.5%	—
	$97,610	$—	$2,250	$99,860	100%	$8,315

In addition to the above activity related to nonperforming commercial real estate loans, management also unwound three separate loan related interest rate swaps that had a contractual priority to the collateral position in the underlying properties.  As a result, management also reported $3.3 million in additional receivables, which have been categorized as nonperforming, but are estimated to have no loss exposure.

The remaining nonperforming credits included $2.3 million in commercial and industrial loans, $1.0 million in consumer home equity and second mortgage loans and $824,000 in farmland and agricultural loans.  Management estimated that a total specific allocation of $1.6 million on the commercial and industrial portfolio would be sufficient loss coverage for these nonperforming credits.

A linked quarter comparison of loans that were classified as performing, but past due 30 to 89 days and still accruing interest, shows that this category decreased $8.1 million from $44.0 million at March 31, 2010 to $35.9 million at June 30, 2010.  Loans past due 30 to 89 days consisted of $15.8 million in commercial real estate, $5.6 million in multi-family credit, $4.6 million in one to four family consumer loans, $4.2 million in commercial and industrial credits, $1.8 million in real estate construction, $1.7 million in one to four family investor loans, $1.2 million agricultural and farmland, and $1.0 million in the consumer loan category.  The latter category included both home equity and second mortgage loans.  The bulk of the multi-family exposure, 82.1%, was to a single borrower whose credits are in the process of renewal.

Troubled debt restructurings (“TDR”) included 47 loans, which was a decrease of nine credits from the prior quarter end.  This decrease resulted, in large part, from activity in forbearance programs that were not successful and the terms of which had originally been developed in response to reductions in the borrowers’ income.  These changes in circumstances included job loss or subsequent under-employment that was believed to be temporary at the time of restructuring.  Management’s general arrangement in these cases was to allow these borrowers a reduced interest rate and to permit them to make payments on an interest only basis for an agreed upon period.

Nonaccrual TDR loans consisted of $4.3 million in loans to homebuilders, $5.1 million in other types of construction loans, $7.0 million in commercial real estate loans, $4.7 million in one to four family consumer mortgages, $6.8 million in residential investor mortgages, and $125,000 in other credit.  Approximately $3.9 million of the commercial real estate TDR total was one credit and the borrower has been performing satisfactorily on this loan for three months and previously performed satisfactorily under a forbearance agreement on a larger loan balance for twelve months.  The Company restructures workout credits in a variety of ways specific to the facts and circumstances of the credit.  Management did not experience significant TDR volume until the latter half of 2009, and continues to work with borrowers with financial setbacks, but the overall success of this approach has not yet been determined.

The ratio of the allowance for loan losses to nonperforming loans was 33.3% as of June 30, 2010, a slight decrease from 34.7% as of March 31, 2010.  Management determined the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent increased loss experience.  Management created a higher risk construction and development pool for developers and estimated a higher qualitative loss factor at the end of 2008.  This segmentation was designed to better estimate the credit valuation risk in this segment.  Management also created a higher risk pool within commercial real estate loans and assigned a higher qualitative risk factor for those segments of that portfolio in the second quarter of 2009.  Management regularly reviews the performance of these pools and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation.  Management increased the loss factors assigned to the pooled construction and development portfolio by 18.2% during the second quarter of 2010 in recognition of the ongoing devaluation trends that continue to affect the underlying property values securing these construction loans.  Management also increased the factor assigned to the pooled commercial real estate portfolio by 4.8% in the same period.  In general, for both the construction and development and commercial real estate general loan categories, the loans with higher risk characteristics migrated into their respective higher risk pools and, as described above, the qualitative factors for each of those pools were increased in the second quarter of 2010.  Further, with respect to each of the pools, the quantity of assets in the pools decreased for the quarter, as more credits migrated to nonperforming status and were assigned specific allocation estimates by management, and fewer remaining credits were deemed to have sufficient stress to necessitate inclusion in these pools.

The above changes in estimates were made by management to be consistent with observable trends within both the loan portfolio segments and in conjunction with market conditions and credit review administration activities.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses increased to 4.26% of total loans at June 30, 2010, from 3.41% at March 31, 2010, and 3.13% at December 31, 2009.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Additionally, as discussed in more detail in the Independent Third-Party Review section of this quarterly report, the Company engaged a nationally recognized financial services consulting firm to conduct an independent credit review of the Bank’s credit risk ratings and regulatory classifications, loss content, loss recognition and the accuracy of accrual/nonaccrual status in April 2010.  The outside firm also reviewed the Bank’s methodology and supporting documentation for establishing its allowance for loan and lease losses for adequacy and appropriateness, but it was not engaged to perform an analysis of the adequacy of the balance of the Bank’s allowance for loan and lease losses.

The outside firm completed its review in early May 2010, discussed its findings with the Company’s management team, and prepared a final written report.  As noted above, the outside firm was not engaged to, and did not, evaluate the adequacy of the balance of the Company’s allowance for loan and lease losses.  However, the Company believes that the consulting firm’s conclusions corroborate the Bank’s overall loan grading methodology and the Bank’s conclusions regarding the appropriateness of the methodology that it employs for establishing its allowance for loan and lease losses.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures as well as other nonperforming assets for the period ended June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Nonaccrual loans (including restructured)	$230,238	$174,978
Accruing restructured loans	11,927	14,171
Interest income recorded on nonaccrual loans	1,805	3,898
Interest income which would have been accrued on nonaccrual loans	8,809	13,189
Loans 90 days or more past due and still accruing interest	753	561
Nonperforming other assets:
Receivable from foreclosed loan participation	—	1,505
Receivable from swap terminations	2,169	—

In addition to the above nonperforming loan totals, the Bank had $209,000 in commitments to one restructured borrower at June 30, 2010.  Excluding that commitment, the Bank had an additional $6.1 million in letters of credit to other nonperforming borrowers, which consisted of $ $201,000 in commercial, $550,000 in financial and $5.3 million in performance standby letters of credit, respectively.  Of the latter category, $3.7 million matured in July 2010.  This compares to $395,000 in commitments and $852,000 in interest rate swap exposure to restructured borrowers at December 31, 2009.  Excluding those commitments, the Bank had an additional $5.4 million in letters of credit, which consisted of $201,000 in commercial, $550,000 in financial and $4.3 million in performance standby letters of credit, respectively.  Additional details and discussion related to interest rate swap derivatives and commitments is found in Note 17.

Other Real Estate

Other real estate owned (“OREO”) increased $6.9 million from $40.2 million at December 31, 2009, to $47.1 million at June 30, 2010.  In the second quarter of 2010, management successfully converted collateral securing problem loans to properties ready for disposition in the net amount of $8.6 million.  Second quarter additions were offset by $5.7 million in dispositions that generated a net gain on sale of $347,000 and $5.6 million in additional valuation adjustments.  The Bank added 29 properties to OREO during the second quarter, which brought the total OREO holdings to 180 properties net of dispositions.  These OREO properties consisted of different types, including 110 single family residences with an estimated realizable market value of $10.5 million, 24 nonfarm nonresidential properties with an estimated value of $14.5 million, a number of lots zoned for residential construction with an estimated realizable market value of $13.5 million, and seven parcels of vacant acreage suitable for either farming or development with an estimated value of $8.6 million.  Details related to the activity in the OREO portfolio for the periods presented is itemized in the following table:

	Three Months Ended		Year to Date
Other real estate owned, net	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Beginning balance	$49,855	$18,951	$40,200	$15,212
Property additions	8,611	1,890	27,449	5,563
Development improvements	—	760	10	1,933
Less:
Property Disposals	5,690	2,872	9,792	3,689
Period valuation adjustments	5,648	3,139	10,739	3,429
Other real estate owned	$47,128	$15,590	$47,128	$15,590

When measured as a percentage of other real estate properties owned, the OREO valuation reserve increased to $13.8 million, which is 22.7% of gross OREO at June 30, 2010.  The valuation reserve represents 16.1% and 12.4% of gross OREO at March 31, 2010 and December 31, 2009, respectively.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income increased $523,000, or 5.1%, to $10.8 million during the second quarter of 2010 as compared to $10.3 million during the same period in 2009.  For the first half of 2010, however, aggregate noninterest income decreased by $374,000, or 1.9%, to $19.1 million as compared to $19.5 million for the same period in 2009.  Trust income increased nominally by $6,000, or 0.3%, and decreased by $226,000, or 6.1%, for the second quarter and first half of 2010, respectively, and the decrease was primarily due to a reduction in estate settlement activity.  Service charge income from deposit accounts increased for both the quarter and year to date primarily due to increases in overdraft fees.  Total mortgage banking income in the second quarter of 2010, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.9 million, a decrease of $1.5 million, or 44.1%, from the second quarter of 2009.  Mortgage banking income for the year also decreased by $3.0 million, or 46.5%, from the 2009 level.  The largest decrease in income from mortgage operations was in net gain on sales, as federal tax incentives for home purchases expired and investor requirements related to borrower underwriting increased.  The new regulatory requirements that came into effect in 2010 also generally extended the time to complete the mortgage loan closing process.  Mortgage servicing income also decreased for both the quarter and year to date periods substantially due to the Company’s change in accounting to the fair value method for valuing mortgage servicing rights (“MSR”) on January 1, 2010.  Under the previous method, MSRs were amortized and both the amortization and valuation impairments under the lower of cost or market method were recorded in other noninterest expense.

Realized gains on securities totaled $1.8 million in both the second quarter and first half of 2010 as compared to $1.4 million in the second quarter of 2009 and $1.3 million for that year.  Bank owned life insurance (“BOLI”) income decreased in the second quarter of 2010 and was $85,000, or 24.5%, lower than the same period in 2009, as the rates of return decreased on the underlying insurance investments.  For the first half of 2010, however, BOLI income increased $217,000, or 45.8%, from the same period in 2009 as investment performance was stronger in the first half.  Debit card interchange income increased for both the second quarter and first half of 2010 as the volume of consumer card activity continued to increase over 2009.  The net gain on interest rate swap activity with customers including fee income was $163,000 and $353,000 for the second quarter and first six months of 2010, respectively.  This category increased for both the quarter and year to date periods, because the Company had an offsetting credit risk valuation charge estimate of $1.5 million on the aggregate swap position exposure at June 30, 2009 and that charge offset income in that period.  The estimated incremental valuation income was $42,000 and $208,000, respectively, for the second quarter and first half of 2010.  The lease revenue received from OREO properties increased $433,000 and $942,000 in the second quarter and first half of 2010, respectively, as compared to the same periods in 2009, as the number of properties that generated rental income increased substantially.  Net gains on disposition of OREO properties also increased by $2,000 to $347,000, and $205,000 to $498,000 in the second quarter and first half of 2010, respectively, as there was also an increase in the number of property disposals in the current year.  Other noninterest income decreased $59,000, or 4.8%, for the second quarter and by $117,000, or 4.9%, for the first half of 2010.  Even though interchange fees increased in both periods, decreases in automatic teller machine surcharge and fee income from brokerage activities more than outpaced that growth.

Noninterest Expense

Noninterest expense was $25.5 million during the second quarter of 2010, a decrease of $55.4 million, from $80.9 million in the second quarter of 2009, which had included a goodwill impairment charge of $57.6 million.  Excluding that impairment charge, noninterest expense increased $2.2 million in the second quarter of 2010 as compared to the same period in the prior year.  Also, excluding the goodwill, impairment charge in the second quarter of 2009.  Noninterest expense totaled $50.2 million during the first half of 2010, an increase of $5.7 million, or 12.7%, from $44.6 million in the second half of 2009.  The reductions in salaries and benefits expense were significant for both the year to date and quarterly comparative periods.  That expense decreased by $758,000, or 7.8%, and $2.6 million, or 12.7%, when comparing the second quarter and first half of 2010, respectively, to the same periods in 2009.  These comparative reductions in salaries and benefits expense resulted primarily from a decrease in salary expense and, to a lesser degree, from reductions in commissions related to a lower volume of mortgage loan and brokerage activity.  Management completed a strategic reduction in force late in the first quarter of 2009, and the number of full time equivalent employees was 489 for the second quarter of 2010 as compared to 571 at the same time last year.

Occupancy expense decreased $408,000, or 24.8%, from the second quarter of 2009 to the second quarter of 2010.  Occupancy expense decreased $398,000, or 12.6%, from the first half of 2009 to the first half of 2010.  Furniture and fixture expenses also decreased by $198,000 and $299,000 in the second quarter and first half of 2010, respectively, when making a comparison to the same periods of the prior year.  The Company closed four branches in the second half of 2009 where there was an overlap in service area and three additional such closings were completed in 2010.  As a result, management expects to continue to realize lower costs in both the occupancy and furniture and fixtures categories in 2010.

On a quarterly and year to date comparative basis, Federal Deposit Insurance Corporation (“FDIC”) costs decreased $894,000, or 36.9%, and $283,000, or 8.7%, respectively.  Even though these premium expenses increased industry wide, the FDIC levied an additional special assessment of $1.3 million in the second quarter of 2009 and that nonrecurring assessment distorts comparison, as this cost is expected to increase generally in 2010.  In addition to the increase in insurance rates, management elected to participate in the FDIC’s Transaction Account Guarantee Program (“TAG”), through which all noninterest bearing transaction accounts are fully guaranteed, as are NOW accounts earning less than 0.5% interest, and that election also caused an increase in the assessment.  That additional insurance program was extended through December 2010, and the Bank will remain a participant through that time, although the rate ceiling on eligible NOW accounts decreased to 0.25% on July 1, 2010.  Second quarter 2010 advertising expense increased by $197,000, or 81.4%, when compared to the same period in 2009, primarily due to increased radio advertising and direct mail costs.  Legal fees also increased $343,000 in a quarterly comparison and $555,000 in a year to date comparison and were primarily related to loan workout activity.

OREO expense increased $3.5 million in the second quarter and $9.1 million in the first half of 2010 as compared to the same periods in 2009.  The increase for both the quarterly and year to date periods were primarily due to increases in valuation expense of $2.6 million and $7.5 million, respectively, as property values continued to decline generally.  The next largest expenses incurred in administering OREO were property taxes and insurance, which had increases of $467,000 and $828,000 for the second quarter and first half of 2010, respectively, and were due to the increase in the number of properties held in 2010.  Other expense increased $414,000, or 11.5%, from $3.6 million in the second quarter of 2009 to $4.0 million in the same period of 2010.  This increase resulted primarily from the previously discussed changes in mortgage servicing rights impairment, net of amortization recognition, since there was a $274,000 net nonrecurring recovery recorded in the second quarter of 2009.  Loan collection costs also increased substantially in the second quarter of 2010.  Other expense decreased $384,000, or 4.8%, from $8.0 million in the first half of 2009 to $7.6 million in the same period of 2010, and the change in accounting for mortgage servicing rights provided a substantial portion of this comparative improvement.

Income Taxes

An income tax benefit of $15.9 million was recorded in the second quarter of 2010 as compared to a $37.9 million tax benefit in the same period of 2009.  Likewise, an income tax benefit of $22.0 million was recorded in the first half of 2010 as compared to a $38.2 million tax benefit in the same period of 2009.  Taxable income significantly decreased for all of the periods presented, and $22.0 million of the 2009 quarterly and year to date tax benefit was from the goodwill impairment recorded in that year.  The Company’s effective tax rate for the quarter ending June 30, 2010 was 40.4% as compared to 39.4% for the same period in 2009.  Excluding the goodwill impairment charge, the income tax benefit for both years resulted, in large part, from the higher levels of loan loss provision and other real estate related expenditures.

With the above tax benefit, the Company’s net deferred tax asset increased to $65.1 million at June 30, 2010 as compared to $49.0 million at December 31, 2009.  The Company recognizes benefit or expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company’s State net operating loss (“NOL”) carryforward expires December 31, 2021 and the Federal NOL carryforward period expires December 31, 2029.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized.  If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense.  Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.

Management considers both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset.  For instance, the Company’s expenses related to the provision for loan losses and OREO valuations have been well above historic levels while, at the same time, the Company’s core earnings have continued to be strong despite recent deleveraging of the balance sheet.  Also as part of this analysis, management has considered the several capital initiatives under consideration, as well as the possible impact of various prudent and feasible tax planning strategies that could be employed in making this estimate.  Furthermore, management believes that once the Company works through the current credit cycle, including some of the challenges posed by the current economic conditions, the Company should return to a more normative level of profitability.

At June 30, 2010, the Company was not under examination by any tax authority.  However, the Company received notice that the IRS intends to audit the Company’s Federal income tax filing for the years 2007, 2008 and 2009.  The Company expects that the audit will begin in the third quarter of 2010.  The Company does not anticipate any adjustments that would result in significant change to its financial position as a result of the audit.  It is reasonably possible that the gross balance of unrecognized tax benefits may change within the next twelve months.  Years that remain subject to examination include 2006 to present for federal, 2008 to present for Illinois and 2007 to present for federal and Illinois for the previous HeritageBanc Corporation that was acquired on February 8, 2008.

Management believes it has adequately accrued for all probable income taxes payable.  Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.  Should large operating losses continue into the future, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  No valuation allowance for deferred tax assets was recorded at June 30, 2010 or December 31, 2009.  Management believes that it is more likely than not the entire deferred tax asset will be realized.

Financial Condition

Assets

Total assets decreased $133.9 million, or 5.2%, from December 31, 2009 to close at $2.46 billion as of June 30, 2010.  Loans decreased by $163.8 million, or 7.9%, due in part from charge off activity as well as a continued decline in demand from qualified borrowers and collateral that previously secured loans moved to OREO, which increased $6.9 million, or 17.2%, in the first half of 2010.  Short and long-term securities that were available-for-sale decreased by $16.9 million and $12.4 million, respectively, in the first half of 2010.  At the same time, however, interest bearing balances with financial institutions increased by $60.5 million as management increased its liquidity position at the Bank in keeping with current regulatory guidance.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $29.4 million, $86.0 million and $41.1 million, or 3.2%, 31.4% and 6.4%, respectively and management intends to make future reductions to portfolio concentrations in real estate in keeping with the requirements of the Memorandum of Understanding between the Bank and the OCC.

Management performed an annual review of the core deposit and other intangible assets in the second quarter of 2010.  Based upon that review and ongoing monitoring, management determined there was no impairment of other intangible assets as of June 30, 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.  The core deposit and other intangible assets related to the Heritage Bank acquisition in February 2008 and were $8.9 million at acquisition as compared to $6.1 million as of June 30, 2010.

Loans

Total loans were $1.90 billion as of June 30, 2010, a decrease of $163.8 million from $2.06 billion as of December 31, 2009.  The decrease was primarily attributable to declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $47.4 million in the first half of 2010.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $29.4 million, $86.0 million and $41.1 million, or 3.2%, 31.4% and 6.4%, respectively.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect the Midwest region in particular and financial markets generally, and real estate related activity, including valuations and transactions, continue to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.8% of the portfolio as of June 30, 2010 compared to 89.3% of the portfolio as of December 31, 2009.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Memorandum of Understanding with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.  Commercial and industrial and installment loans also decreased $2.6 million, or 1.3%, and $4.4 million, or 44.9%, respectively, from December 31, 2009 to June 30, 2010.  Almost all of these decreases were attributable to decreased demand from qualified borrowers although there was $1.6 million in commercial and industrial loans that were charged off in the first half of 2010.

Securities

Securities available-for-sale totaled $216.9 million as of June 30, 2010, a decrease of $29.3 million, or 11.9%, from $246.2 million as of December 31, 2009.  The largest category decrease was in states and tax-exempt political subdivision with smaller decreases in the United States government agency securities including mortgage-backed issuances, and collateralized mortgage obligations (“CMO”) categories.  States and tax-exempt political subdivision, decreased $51.4 million, or 61.7%, whereas the other two types decreased $8.5 million, or 10.1%, and $7.5 million, or 32.3%, respectively, in the first half of 2010.  The decreases in states and tax-exempt political subdivision and United States Government Agency mortgage-backed securities were primarily due to sales activities whereas the decrease in United States Government Agency and CMO securities were largely attributable to security calls and the receipt of pass-through payments, respectively.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $293,000 from $1.6 million as of December 31, 2009 to $1.9 million as of June 30, 2010.  Additional information related to securities available-for-sale is found in Note 3.

Deposits and Borrowings

Total deposits decreased $55.3 million, or 2.5%, during the six months ended June 30, 2010, to close at $2.15 billion as of June 30, 2010.  The category of deposits that declined the most in 2010 was certificates of deposit, which decreased $72.1 million, or 8.0%, primarily due to a change in pricing strategy that required customers to have a core deposit relationship with the Bank to receive a higher rate.  The Bank was within the brokered deposit guidelines contained within its Memorandum of Understanding with the OCC.  Additionally, the Bank eliminated $10.4 million in maturing brokered deposits in February 2010.  This reduction limited brokered deposits to the CDARS program, which is generally utilized by existing customers of the Bank.  Money market deposit accounts decreased by $23.3 million, from $392.5 million to $369.3 million, during the quarter.  These decreases were offset by growth in demand deposits of $19.3 million, or 6.3%, savings deposits growth of $17.8 million, or 10.0%, and NOW deposits of $3.0 million, or 0.7%.  As noted previously, the Company also participates in the expanded FDIC TAG insurance coverage program that became available in November 2008 and is currently set to expire at December 31, 2010.  Pursuant to the Dodd-Frank Act, the unlimited FDIC insurance for non-interest bearing transaction accounts provided by the TAG program will be extended to all banks for 2011 and 2012.  The average cost of interest bearing deposits decreased from 2.14% in the first half of 2009 to 1.35%, or 79 basis points, in the first half of 2010.  Likewise, the average cost of interest bearing liabilities decreased from 2.20% in the first half of 2009 to 1.52% in the first half of 2010, or 68 basis points.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America).  That credit facility began in January 2008 and was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage Bank, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2009 and June 30, 2010.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2010, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant and/or with the receipt of a Memorandum of Understanding from the Bank’s primary regulator as was previously disclosed by the Company, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.  The Company and the Lender have periodically engaged in discussions regarding the potential resolution of the issues, which could include a range of results including, but not limited to, a renegotiation of the credit facility and/or a change in the covenants or other terms.  The parties have not agreed to a mutually satisfactory resolution.  Additional details related to this credit facility and other borrowings including debentures are discussed in detail in Note 10.

Other major borrowing category changes from December 31, 2009 included a decrease of $50.1 million, or 91.2%, in other short-term borrowings, primarily Federal Home Loan Bank of Chicago (“FHLBC”) advances as new loan originations to qualified borrowers continued to be limited and the related funding was not needed.

Capital

As of June 30, 2010, total stockholders’ equity was $163.5 million, which was a decrease of $33.7 million, or 17.1%, from $197.2 million as of December 31, 2009.  This decrease was primarily attributable to the net loss from operations in the first half of 2010.  As discussed in Note 19 of the financial statements included in the quarterly report, the United States Department of the Treasury (the “Treasury”) completed its investment in the Company in January 2009 and these proceeds continue to be included as part of Tier 1 capital.  Additionally, the Company injected $21.5 million of the Company’s proceeds from that Treasury investment in the Series B fixed rate cumulative perpetual preferred stock into the Bank on February 23, 2010 as part of its capital plan.  As of June 30, 2010, the Series B fixed rate cumulative perpetual preferred stock and warrants to purchase common stock of the Company that were issued to the Treasury are valued at $69.5 million and $4.8 million, respectively.  The fair value ascribed to the warrants is carried in additional paid-in capital.

Bank regulatory agencies have adopted capital standards by which all banks are evaluated.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  As of June 30, 2010, the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” when those ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.  As previously disclosed, however, the Bank agreed with the OCC to maintain Tier 1 capital to average assets and total capital to risk weighted assets ratios at or above 8.75% and 11.25%, respectively.  Old Second National Bank exceeded those plan thresholds as of both March 31, 2010 and December 31, 2009, but had a Tier 1 capital ratio of 7.76% and a total capital to risk weighted assets ratio of 10.73% as of June 30, 2010.   The Company does not anticipate that its operations will be materially impacted in the near term by the fact that the Bank’s regulatory capital ratios have fallen below the heightened levels that it has agreed to maintain.  It is unknown at this time what actions, if any, the OCC or other bank regulatory agencies may take in connection with the Bank not achieving these agreed-upon capital ratios.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2010, and December 31, 2009.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total capital to risk weighted assets
Consolidated	$226,875	11.43%	$158,793	8.00%	N/A	N/A
Old Second National Bank	213,272	10.73	159,010	8.00	$198,762	10.00%
Tier 1 capital to risk weighted assets
Consolidated	154,891	7.80	79,431	4.00	N/A	N/A
Old Second National Bank	187,734	9.45	79,464	4.00	119,196	6.00
Tier 1 capital to average assets
Consolidated	154,891	6.37	97,263	4.00	N/A	N/A
Old Second National Bank	187,734	7.76	96,770	4.00	120,963	5.00

December 31, 2009:
Total capital to risk weighted assets
Consolidated	$294,761	13.26%	$177,835	8.00%	N/A	N/A
Old Second National Bank	256,927	11.57	177,650	8.00	$222,063	10.00%
Tier 1 capital to risk weighted assets
Consolidated	221,520	9.96	88,964	4.00	N/A	N/A
Old Second National Bank	228,730	10.30	88,827	4.00	133,241	6.00
Tier 1 capital to average assets
Consolidated	221,520	8.48	104,491	4.00	N/A	N/A
Old Second National Bank	228,730	8.89	102,916	4.00	128,645	5.00

The Company’s credit facility with Bank of America includes million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, trust preferred securities qualify as Tier 1 regulatory capital, and the Company continues to treat the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital. As of June 30, 2010, Trust preferred proceeds of $55.1 million qualified as Tier 1 regulatory capital and $1.5 million qualified as Tier 2 regulatory capital. Total trust preferred proceeds of $56.6 million are qualified as Tier 1 regulatory capital as of December 31, 2009.

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets also decreased to 3.58% and 1.53%, respectively, at June 30, 2010 as compared to 4.69% and 4.31%, respectively, at December 31, 2009.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	As of June 30,
	2010	2009
	(dollars in thousands)
	(unaudited)
Tier 1 capital
Total stockholders’ equity	$163,526	$207,261
Tier 1 adjustments:
Trust preferred securities	55,141	56,625
Cumulative other comprehensive income	1,898	1,330
Disallowed goodwill and intangible assets	(6,089)	(7,238)
Disallowed deferred tax assets	(59,351)	(26,480)
Other	(234)	(173)
Tier 1 capital	$154,891	$231,325

Total regulatory capital
Tier 1 capital	$154,891	$231,325
Tier 2 additions:
Allowable portion of allowance for loan losses	25,508	29,651
Subordinated debt	45,000	45,000
Other Tier 2 capital components	1,476	(8)
Total regulatory capital	$226,875	$305,968

Tangible common equity
Total stockholders’ equity	$163,526	$207,261
Less: Preferred equity	69,473	68,619
Goodwill and intangible assets	6,089	7,238
Tangible common equity	$87,964	$131,404

Tier 1 common equity
Tangible common equity	$87,964	$131,404
Tier 1 adjustments:
Cumulative other comprehensive income	1,898	1,330
Deferred tax liabilities on intangible assets	—	—
Other	(59,585)	(26,653)
Tier 1 common equity	$30,277	$106,081

Tangible assets
Total assets	$2,462,760	$2,720,237
Less:
Goodwill and intangible assets	6,089	7,238
Tangible assets	$2,456,671	$2,712,999

Total risk-weighted assets
On balance sheet	$1,906,293	$2,212,302
Off balance sheet	78,889	114,896
Total risk-weighted assets	$1,985,182	$2,327,198

Average assets
Total quarterly average assets	$2,433,280	$2,832,914

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

Net cash inflows from operating activities were $44.2 million during 2010, compared with net cash inflows of $20.3 million in 2009.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both 2010 and 2009.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for 2010 and outflow for 2009.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $111.4 million in 2010, compared to $191.5 million in 2009.  In 2010, securities transactions accounted for a net inflow of $13.4 million, and net principal received on loans accounted for a net inflows of $88.9 million.  Likewise in 2009, securities transactions and net principal received on loans accounted for net inflows of $161.3 million, and $28.8 million, respectively.

Net cash outflows from financing activities in the first half of 2010, were $105.5 million as compared with $198.1 million in the first half of 2009.  Significant cash outflows from financing activities in both 2010 and 2009 included reductions of $50.1 million and $163.3 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances.   Repayments of notes payable and net reductions in securities sold under repurchase agreements were $19.8 million and $19.5 million, respectively, in the first half of 2009 whereas the net securities sold under repurchase agreement activity provided a $2.0 million increase in the first half 2010.  Consistent with the Company’s previously disclosed deposit strategy, a major financing outflow in the first half of 2010 was a net deposit decrease of $55.3 million as compared to a net deposit outflow of $37.9 million in the first half of 2009.  The largest financing cash inflow in the first half of 2009, however, was the $73.0 million in proceeds received from the preferred stock and warrants issued to the Treasury in January 2009.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures from June 30, 2010 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Compared to December 31, 2009 the Company had slightly greater earnings at risk exposure to falling interest rates and less exposure to rising rates.  This was due, in part, to balance sheet changes that occurred during the quarter, particularly relating to an overall reduction in fixed rate loans.  Federal Funds rates and the Bank’s prime rate were stable throughout the quarter at 0.25% and 3.25%, respectively.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 50, 100, and 200 basis points and no change in the slope of the yield curve.  The 200 basis point section of the table does not show model changes for a basis point decrease of that size due to the low interest rate environment during both periods presented:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	-100	-50	+50	+100	+200
June 30, 2010
Dollar change	N/A	$540	$232	$177	$327	$830
Percent change	N/A	+0.7%	+0.3%	+0.2%	+0.4%	+1.1%

December 31, 2009
Dollar change	N/A	$125	$112	$83	$101	$263
Percent change	N/A	+0.1%	+0.1%	+0.1%	+0.1%	+0.3%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

For a discussion of certain risk factors affecting the Company, see Part I, Item IA “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009.  Additionally, set forth below are additional risk factors relating to the Company that could materially affect the Company’s financial condition and results of operations.  These risk factors should be read in conjunction with the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2009 to understand some of the risks and uncertainties related to the Company’s business.

If we continue to incur additional losses, we may be required to recognize a valuation allowance to our deferred tax assets, which would negatively impact our earnings and capital position.

We had net deferred tax assets of $65.1 million as of June 30, 2010.  Deferred tax assets and liabilities represent the tax impact of the differences between the book and tax basis of assets and liabilities.  We are required under GAAP to periodically assess our deferred tax assets to determine if they are realizable.  Factors in our determination include the ability to carry back or carry forward net operating losses and the performance of our business, including our ability to generate taxable income from operations and tax planning strategies.  If, based on available information, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to net income, which ultimately affects our total stockholders’ equity.

We did not establish a valuation allowance against our deferred tax assets as of June 30, 2010, as we believed that it was more likely than not that all of our net deferred tax assets would be realized in future periods.  However, we have incurred net losses for the past three quarters, which increases the possibility that we may conclude in the future that it is more likely than not that the deferred tax asset will not be fully realized and thus be required to recognize a valuation allowance against our deferred tax assets in one or more future periods.  Any such valuation allowance generally would not affect our regulatory capital ratios, but would negatively impact our earnings and capital position from a GAAP perspective.  The determination of whether a valuation allowance to our deferred tax assets is necessary requires us to apply significant judgment and is inherently subjective because it requires us to assess the probability of future circumstances occurring.

The Bank’s regulatory capital ratios as of June 30, 2010 were not in compliance with the heightened ratios that it agreed with the OCC to maintain.  Failure to comply with such heightened ratios could result in additional enforcement actions against the Bank.

As previously discussed, we have agreed with the OCC to maintain the regulatory capital ratios of the Bank at levels in excess of the general minimums required to be considered “well capitalized” under OCC regulations.  Specifically, the Bank’s board of directors agreed to meet by December 31, 2009, and thereafter maintain, a Tier 1 capital ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them as of March 31, 2010.  However, because of the net loss incurred during the second quarter of 2010, the Bank’s Tier 1 capital ratio declined to 7.76% and its total risk-based capital ratio declined to 10.73%.  Accordingly, the Bank was not in compliance with the heightened capital ratios as of June 30, 2010.  We currently do not anticipate that our operations will be materially impacted in the near term by the fact that the Bank’s regulatory capital ratios have fallen below the heightened levels that it has agreed to maintain.  It is unknown at this time what actions, if any, the OCC or other bank regulatory agencies may take in connection with the Bank not achieving these agreed-upon capital ratios.  The fact that the Bank is not in compliance with the heightened ratios could increase the possibility of the Bank becoming subject to additional enforcement actions in the future.  If the Bank were to become subject to additional enforcement actions, our business, financial condition and results of operations could be negatively impacted.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions, which will affect smaller institutions such as ours in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Act and assessing its probable impact on our business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and its subsidiary banks at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

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

DATE: August 6, 2010