Form 10-Q
period 2010-09-30
OLD SECOND BANCORP INC
filed 2010-11-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 8, 2010, the Registrant had outstanding 13,911,475 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$51,077	$36,842
Interest bearing deposits with financial institutions	16,178	24,500
Federal funds sold	2,579	1,543
Short-term securities available-for-sale	—	16,911
Cash and cash equivalents	69,834	79,796
Securities available-for-sale	168,427	229,280
Federal Home Loan Bank and Federal Reserve Bank stock	13,691	13,044
Loans held-for-sale	11,648	11,586
Loans	1,815,667	2,062,826
Less: allowance for loan losses	68,164	64,540
Net loans	1,747,503	1,998,286
Premises and equipment, net	55,601	58,406
Other real estate owned	54,577	40,200
Mortgage servicing rights, net	2,453	2,450
Core deposit and other intangible assets, net	5,807	6,654
Bank-owned life insurance (BOLI)	50,502	50,185
Deferred tax asset, net	66,739	48,955
Accrued interest and other assets	51,122	57,815
Total assets	$2,297,904	$2,596,657

Liabilities
Deposits:
Noninterest bearing demand	$312,738	$311,097
Interest bearing:
Savings, NOW, and money market	880,848	990,758
Time	808,972	904,422
Total deposits	2,002,558	2,206,277
Securities sold under repurchase agreements	6,315	18,374
Other short-term borrowings	4,426	54,998
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Accrued interest and other liabilities	19,158	15,922
Total liabilities	2,136,335	2,399,449

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at September 30, 2010; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at September 30, 2010 and December 31,2009, $1,000.00 liquidation value)	69,695	69,039
Common stock, $1.00 par value; authorized 60,000,000 shares; issued 18,466,538 at September 30, 2010 and 18,373,296 at December 31, 2009; outstanding 13,911,475 at September 30, 2010 and 13,823,917 at December 31, 2009	18,467	18,373
Additional paid-in capital	64,800	64,431
Retained earnings	106,103	141,774
Accumulated other comprehensive loss	(2,652)	(1,605)
Treasury stock, at cost, 4,555,063 shares at September 30, 2010 and 4,549,379 at December 31, 2009	(94,844)	(94,804)
Total stockholders’ equity	161,569	197,208
Total liabilities and stockholders’ equity	$2,297,904	$2,596,657

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Year to Date
	September 30,		September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$24,521	$29,060	$76,291	$89,008
Loans held-for-sale	115	165	295	782
Securities:
Taxable	1,261	1,278	3,714	7,247
Tax exempt	210	1,343	1,644	4,190
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	66	56	184	169
Federal funds sold	1	14	2	17
Interest bearing deposits with financial institutions	42	27	102	31
Total interest and dividend income	26,216	31,943	82,232	101,444
Interest Expense
Savings, NOW, and money market deposits	819	1,586	3,404	4,978
Time deposits	4,622	7,972	14,469	26,735
Securities sold under repurchase agreements	4	13	27	128
Federal funds purchased	—	—	—	73
Other short-term borrowings	—	36	18	257
Junior subordinated debentures	1,072	1,071	3,216	3,215
Subordinated debt	234	241	632	1,040
Notes payable and other borrowings	4	2	9	116
Total interest expense	6,755	10,921	21,775	36,542
Net interest and dividend income	19,461	21,022	60,457	64,902
Provision for loan losses	11,825	9,650	75,668	66,575
Net interest and dividend income (expense) after provision for loan losses	7,636	11,372	(15,211)	(1,673)
Noninterest Income
Trust income	1,746	2,042	5,255	5,777
Service charges on deposits	2,238	2,285	6,542	6,570
Secondary mortgage fees	473	270	1,034	1,148
Mortgage servicing (expense) income, net of changes in fair value	(322)	128	(876)	399
Net gain on sales of mortgage loans	3,328	1,799	6,716	6,995
Securities gains, net	620	454	2,374	1,768
Increase in cash surrender value of bank-owned life insurance	519	474	1,210	948
Death benefit realized on bank-owned life insurance	938	—	938	—
Debit card interchange income	699	693	2,086	1,904
Net interest rate swap gains and fees	9	712	362	145
Lease revenue from other real estate owned	429	—	1,389	18
Net gain on sale of other real estate owned	199	169	697	462
Litigation related income	2,645	—	2,645	—
Other income	1,174	1,186	3,438	3,567
Total noninterest income	14,695	10,212	33,810	29,701
Noninterest Expense
Salaries and employee benefits	9,227	9,421	27,170	29,982
Occupancy expense, net	1,236	1,427	3,998	4,587
Furniture and equipment expense	1,511	1,673	4,694	5,155
FDIC insurance	848	822	3,803	4,060
Amortization of core deposit and other intangible asset	282	292	847	875
Advertising expense	353	313	1,048	987
Impairment of goodwill	—	—	—	57,579
Legal fees	964	466	2,189	1,136
Other real estate expense	5,354	1,862	18,627	6,034
Other expense	3,780	3,962	11,407	11,973
Total noninterest expense	23,555	20,238	73,783	122,368
(Loss) income before income taxes	(1,224)	1,346	(55,184)	(94,340)
Benefit for income taxes	(1,136)	(126)	(23,159)	(38,370)
Net (loss) income	$(88)	$1,472	$(32,025)	$(55,970)
Preferred stock dividends and accretion	1,135	1,121	3,394	3,157
Net (loss) income available to common stockholders	$(1,223)	$351	$(35,419)	$(59,127)

Basic (loss) earnings per share	$(0.09)	$0.03	$(2.52)	$(4.26)
Diluted (loss) earnings per share	(0.09)	0.03	(2.52)	(4.26)
Dividends declared per share	—	0.01	0.02	0.09

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(32,025)	$(55,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,450	3,731
Amortization of leasehold improvement	128	168
Amortization and recovery of mortgage servicing rights, net	—	290
Change in market value of mortgage servicing rights	1,448	—
Loss on transfer of mortgage servicing rights	68	—
Provision for loan losses	75,668	66,575
Provision for deferred tax (benefit) expense	(17,107)	32,110
Originations of loans held-for-sale	(236,864)	(354,916)
Proceeds from sales of loans held-for-sale	238,762	375,483
Net gain on sales of mortgage loans	(3,388)	(6,994)
Change in current income taxes payable	9,250	(42,169)
Increase in cash surrender value of bank-owned life insurance	(1,210)	(948)
Death claim on bank owned life insurance	893	—
Change in accrued interest receivable and other assets	(2,623)	(24,497)
Change in accrued interest payable and other liabilities	3,379	(14,900)
Net premium amortization on securities	360	416
Securities gains, net	(2,374)	(1,768)
Impairment of goodwill	—	57,579
Amortization of core deposit and other intangible assets	847	875
Tax effect from vesting of restricted stock	(225)	—
Stock based compensation	688	754
Net gain on sale of other real estate owned	(697)	(462)
Write-down of other real estate owned	14,534	4,794
Net cash provided by operating activities	52,962	40,151
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	73,094	110,173
Proceeds from sales of securities available-for-sale	102,788	213,790
Purchases of securities available-for-sale	(114,739)	(153,435)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(647)	—
Net change in loans	132,594	51,073
Investment in other real estate owned	(40)	(2,354)
Proceeds from sales of other real estate owned	14,347	6,088
Net purchases of premises and equipment	(773)	(948)
Net cash provided by investing activities	206,624	224,387

Cash flows from financing activities
Net change in deposits	(203,719)	(51,461)
Net change in securities sold under repurchase agreements	(12,059)	(24,510)
Net change in federal funds purchased	—	(28,900)
Net change in other short-term borrowings	(50,572)	(164,778)
Proceeds from the issuance of preferred stock	—	68,245
Proceeds from the issuance of common stock warrants	—	4,755
Proceeds from notes payable and other borrowings	—	2,240
Repayment of note payable	—	(19,790)
Proceeds from exercise of stock options	—	55
Tax benefit from dividend equivalent payment	—	6
Dividends paid	(3,158)	(5,430)
Purchase of treasury stock	(40)	(5)
Net cash used in financing activities	(269,548)	(219,573)
Net change in cash and cash equivalents	(9,962)	44,965
Cash and cash equivalents at beginning of period	79,796	73,214
Cash and cash equivalents at end of period	$69,834	$118,179

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — Continued

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
Supplemental cash flow information	2010	2009
Income taxes (received) paid	$(15,076)	$2,330
Interest paid for deposits	18,529	32,550
Interest paid for borrowings	3,925	4,886
Non-cash transfer of loans to other real estate	42,521	17,346
Non-cash transfer of notes payable to other short-term borrowings	—	5,134
Change in dividends declared not paid	(139)	(1,606)
Non-cash transfer related to deferred taxes on goodwill	—	1,461

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2008	$18,304	$—	$58,683	$213,031	$(2,123)	$(94,799)	$193,096
Comprehensive loss:
Net loss				(55,970)			(55,970)
Change in net unrealized gain on securities available-for-sale net of $2,345 tax effect					3,608		3,608
Change in net unrealized gain on cash flow hedge net of $63 tax effect					95		95
Total comprehensive loss							(52,267)
Dividends Declared, $.09 per share				(1,249)			(1,249)
Change in restricted stock	63		(63)				—
Stock options exercised	6		49				55
Tax effect of dividend equivalent payments			6				6
Stock based compensation			754				754
Purchase of treasury stock						(5)	(5)
Preferred dividends declared (5% per preferred share)		582		(3,157)			(2,575)
Issuance of preferred stock		68,245					68,245
Issuance of stock warrants			4,755				4,755
Balance, September 30, 2009	$18,373	$68,827	$64,184	$152,655	$1,580	$(94,804)	$210,815

Balance, December 31, 2009	$18,373	$69,039	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss:
Net loss				(32,025)			(32,025)
Change in net unrealized loss on securities available-for-sale net of $677 tax effect					(1,047)		(1,047)
Total comprehensive loss							(33,072)
Dividends Declared, $.02 per share				(281)			(281)
Change in restricted stock	94		(94)				—
Tax effect from vesting of restricted stock			(225)				(225)
Stock based compensation			688				688
Purchase of treasury stock						(40)	(40)
Preferred dividends declared (5% per preferred share)		656		(3,394)			(2,738)
Adoption of mark to market of mortgage servicing rights				29			29
Balance, September 30, 2010	$18,467	$69,695	$64,800	$106,103	$(2,652)	$(94,844)	$161,569

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2009.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date the financial statements are issued.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

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

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them.  The extra disclosures will include details on our past due loans, credit quality indicators, and modifications of loans.  For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim and annual reporting periods ending on or after December 15, 2010.  Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010.  The Company will adopt the standard beginning with our December 31, 2010 financial statements.

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

Note 3 — Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
U.S. Treasury	$1,502	$30	$—	$1,532
U.S. government agencies	52,537	247	(3)	52,781
U.S. government agency mortgage-backed	69,483	1,160	(71)	70,572
States and political subdivisions	18,250	1,234	(19)	19,465
Collateralized mortgage obligations	13,129	663	—	13,792
Collateralized debt obligations	17,879	—	(7,636)	10,243
Equity securities	49	2	(9)	42
	$172,829	$3,336	$(7,738)	$168,427
December 31, 2009:
U.S. Treasury	$1,499	$24	$—	$1,523
U.S. government agencies	84,265	263	(76)	84,452
U.S. government agency mortgage-backed	41,175	1,669	(44)	42,800
States and political subdivisions	81,801	1,864	(327)	83,338
Collateralized mortgage obligations	22,246	910	(5)	23,151
Collateralized debt obligations	17,834	—	(6,951)	10,883
Equity securities	49	1	(6)	44
	$248,869	$4,731	$(7,409)	$246,191

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2010 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized debt obligations, and collateralized debt obligations and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$9,890	1.31%	$9,918
Due after one year through five years	27,322	2.24%	27,598
Due after five years through ten years	27,375	4.61%	27,825
Due after ten years	7,702	4.79%	8,437
	$72,289	3.28%	$73,778
Mortgage-backed and collateralized mortgage obligations	82,612	3.77%	84,364
Collateralized debt obligations	17,879	1.73%	10,243

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2009 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, and asset-backed and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$40,801	0.68%	$40,915
Due after one year through five years	33,667	1.91%	34,090
Due after five years through ten years	51,594	4.09%	52,442
Due after ten years	41,503	4.52%	41,866
	$167,565	2.93%	$169,313
Mortgage-backed and collateralized mortgage obligations	63,421	5.13%	65,951
Collateralized debt obligations	17,834	1.60%	10,883
Equity securities	49	0.16%	44
	$248,869	3.39%	$246,191

At September 30, 2010 and December 31, 2009, there were no securities of any one issuer with a fair market value, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at September 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		Greater than 12 months
	in an unrealized loss position		in an unrealized loss position		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2010	Losses	Value	Losses	Value	Losses	Value
U.S. government agencies	$3	$2,503	$—	$—	$3	$2,503
U.S. government agency mortgage-backed	71	19,673	—	—	71	19,673
States and political subdivisions	9	1,522	10	604	19	2,126
Collateralized debt obligations	—	—	7,636	10,243	7,636	10,243
Equity securities	—	—	9	39	9	39
	$83	$23,698	$7,655	$10,886	$7,738	$34,584

	Less than 12 months		Greater than 12 months
	in an unrealized loss position		in an unrealized loss position		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2009	Losses	Value	Losses	Value	Losses	Value
U.S. government agencies	$76	$26,308	$—	$—	$76	$26,308
U.S. government agency mortgage-backed	28	444	16	1,589	44	2,033
States and political subdivisions	170	7,907	157	3,160	327	11,067
Collateralized mortgage obligations	1	106	4	808	5	914
Collateralized debt obligations	—	—	6,951	10,883	6,951	10,883
Equity securities	—	—	6	41	6	41
	$275	$34,765	$7,134	$16,481	$7,409	$51,246

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2010 and December 31, 2009, was nine and forty-nine, respectively.  Recognition of other-than-temporary impairment was not necessary in the quarter ended September 30, 2010 or the year ended December 31, 2009.  The changes in fair values related to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration although the amount of deferrals and defaults in the pooled collateralized debt obligation increased from December 31, 2009.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of September 30, 2010, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO securities has continued to decrease and information on orderly transaction sales were not generally available.  Accordingly, management designated this security as a level 3 security at June 30, 2009 as described in Note 16 of this quarterly report and continues with that designation as of September 30, 2010.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
September 30, 2010
Class A1	$9,275	$5,581	$(3,694)	CCC+	63	$237,750	31.7%	$150,394	20.1%
Class A2A	8,604	4,662	(3,942)	CCC-	63	237,750	31.7%	53,394	7.1%
	$17,879	$10,243	$(7,636)

December 31, 2009
Class A1	$9,334	$5,473	$(3,861)	BB+	63	$195,750	26.1%	$189,641	25.3%
Class A2A	8,500	5,410	(3,090)	BB-	63	195,750	26.1%	92,641	12.4%
	$17,834	$10,883	$(6,951)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of September 30, 2010 and December 31, 2009.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of September 30, 2010 and December 31, 2009

The model assumptions used to estimate fair value in the table above included estimated collateral default rates of 3.2%, 0.9%, and 0.7% in years 1, 2, and 3, respectively.  Additionally, the estimated discount rates were Libor plus 5.25% for the A1 tranche and Libor plus 6.75% for the A2A tranche.

In addition to other equity securities, which are recorded at estimated fair value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $4.4 million and $9.3 million at September 30, 2010, and $3.7 million and $9.3 million at December 31, 2009, respectively.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The Bank continues to periodically utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 4 — Loans

Major classifications of loans were as follows:

	September 30,	December 31,
	2010	2009
Commercial and industrial	$202,344	$207,170
Real estate - commercial	864,095	925,013
Real estate - construction	154,433	273,719
Real estate - residential	586,443	643,936
Installment	5,562	9,834
Overdraft	565	830
Lease financing receivables	3,052	3,703
	1,816,494	2,064,205
Net deferred loan fees and costs	(827)	(1,379)
	$1,815,667	$2,062,826

It is the policy of the Company to review each prospective credit in order to determine an adequate estimated level of security or collateral to obtain prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 88.4% and 89.3% of the portfolio at September 30, 2010 and December 31, 2009, respectively.  The Company is committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with the requirements of the Memorandum of Understanding between the Bank and the Office of the Comptroller of the Currency (“the OCC”).  Consistent with that commitment, management has updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.

Note 5 — Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ending September 30 are summarized as follows:

	2010	2009

Allowance at beginning of year	64,540	41,271
Charge-offs:
Commercial and industrial	1,632	2,365
Real estate - commercial	26,474	2,323
Real estate - construction	35,758	41,055
Real estate - residential	12,045	3,767
Installment and other loans	385	744
Total charge-offs	76,294	50,254
Recoveries:
Commercial and industrial	300	11
Real estate - commercial	139	—
Real estate - construction	2,148	149
Real estate - residential	1,367	18
Installment and other loans	296	233
Total recoveries	4,250	411
Net charge-offs	72,044	49,843
Provision for loan losses	75,668	66,575
Allowance at end of quarter	$68,164	$58,003

Net charge-offs to average loans	3.71%	2.23%
Allowance at quarter end to average loans	3.51%	2.60%

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2010	2009	2010	2009
Balance at beginning of period	$47,128	$15,590	$40,200	$15,212
Property additions	15,072	11,704	42,521	17,268
Development improvements	30	421	40	2,354
Less:
Property Disposals	3,858	1,842	13,650	5,548
Period valuation adjustments	3,795	1,381	14,534	4,794
Balance at end of period	$54,577	$24,492	$54,577	$24,492

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$13,817	$3,412	$5,668	$—
Addition charged to expense	3,795	1,327	14,452	4,516
Write-downs taken on sales	(788)	(87)	(3,378)	(104)
Other adjustments	—	142	82	382
Balance at end of period	$16,824	$4,794	$16,824	$4,794

Expenses related to other real estate net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gain on sales, net	$(199)	$(169)	$(697)	$(462)
Provision for unrealized losses	3,795	1,327	14,452	4,516
Operating expenses	1,559	535	4,175	1,518
Less:
Lease revenue	429	—	1,389	18
	$4,726	$1,693	$16,541	$5,554

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

Management also performed a periodic review of the core deposit and other intangible assets.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of September 30, 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the changes in the carrying amount of goodwill and other intangibles during the first nine months ended September 30, 2010, and the year ended December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
		Core Deposit		Core Deposit
		and Other		and Other
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$—	$6,654	$59,040	$7,821
Amortization/ adjustments(1)	—	(847)	(1,461)	(1,167)
Impairment	—	—	(57,579)	—
Balance at end of period	$—	$5,807	$—	$6,654

(1) The $1.46 million adjustment to goodwill was recorded in the first quarter of 2009.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of September 30, 2010 (in thousands):

Amount
2010	$283
2011	847
2012	780
2013	732
2014	679
Thereafter	2,486
Total	$5,807

Note 8 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of September 30, summarized as follows:

	2010	2009
Balance at beginning of period	$2,470	$1,973
Fair value adjustment	9	—
Additions	1,490	495
Mark to Market	(1,448)	—
Amortization	—	(658)
Transfer - IHDA Loans	(68)	—
Balance at end of period	2,453	1,810

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	(20)	(599)
Fair value adjustment	20	(443)
Recovery credited to expense	—	811
Balance at end of period	—	(231)

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

Note 9 — Deposits

Major classifications of deposits as of September 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Noninterest bearing demand	$312,738	$311,097
Savings	177,448	175,464
NOW accounts	384,439	422,778
Money market accounts	318,961	392,516
Certificates of deposit of less than $100,000	495,677	551,106
Certificates of deposit of $100,000 or more	313,295	353,316
	$2,002,558	$2,206,277

Note 10 — Borrowings

The following table is a summary of borrowings as of September 30, 2010 and December 31, 2009 and junior subordinated debentures are discussed in detail in Note 11:

	2010	2009
Securities sold under repurchase agreements	$6,315	$18,374
FHLB advances	—	50,019
Treasury tax and loan	4,426	4,979
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$114,619	$177,250

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they are secured by mortgage-backed securities with a carrying amount of $6.8 and $25.1 million at September 30, 2010 and December 31, 2009, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies during the two-year reporting period.

The Company’s borrowings at the FHLBC requires the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  In addition, these notes were collateralized by FHLBC stock of $9.3 million and loans totaling $140.1 million at September 30, 2010.  FHLBC stock of $9.3 million and loans totaling $203.7 million were pledged as of December 31, 2009.  The Company has also established borrowing capacity at the FRB that was not used at either December 31, 2009 or September 30, 2010.  The Company currently has $63.5 million of borrowing capacity available at the FRB.

The Bank is a Treasury Tax & Loan (“TT&L”) depository for the FRB, and as such, we accept TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of September 30, 2010 and December 31, 2009, the TT&L deposits were $4.4 million and $5.0 million, respectively.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America (formerly LaSalle Bank National Association and, the “Lender”).  That credit facility began in January 2008 and was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2009 and September 30, 2010.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2010, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant and/or with the receipt of a Memorandum of Understanding from the Bank’s primary regulator as was previously disclosed by the Company, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.  The Company and the Lender have periodically engaged in discussions regarding the potential resolution of the issues, which could include a range of results including, but not limited to, a renegotiation of the credit facility and/or a change in the covenants or other terms.  The parties have not agreed to a mutually satisfactory resolution.

Note 11 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time hereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $31.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  In the second quarter of 2010, the Company commenced an offer to exchange a portion of the trust preferred securities of Old Second Capital Trust I for newly issues shares of common stock of the Company.  The Company announced in the third quarter of 2010 that it had terminated the proposals to exchange shares of its outstanding trust preferred securities for shares of common stock.  This decision was in response to the challenging capital market conditions that were encountered in the effort to issue the common stock required to culminate such an exchange.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  While not in deferral, the quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  The proceeds from this trust preferred offering were used to finance the common stock tender offer in May 2007.

Under the terms of the subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock including the TARP Preferred Stock.  The Company has elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the Trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  In conjunction with the above deferrals, management has also announced its intention to suspend dividends on the outstanding TARP Preferred Stock as discussed in more detail in Note 19 of this quarterly report.

Note 12 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options (“Incentive Stock Options”), nonqualified stock options, restricted share rights (restricted stock and restricted stock units), and stock appreciation rights.  Total shares issuable under the plan were 113,882 at September 30, 2010 and 426,872 at December 31, 2009.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  All stock options were granted for a term of ten years.  Restricted share rights issued under the plan generally vest three years from the grant date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.  Compensation expense is recognized over the vesting period of the options based on the fair value of the options at the grant date.

Total compensation cost that has been charged against income for those plans was $253,000 in the third quarter of 2010 and $688,000 in the first nine months of 2010.  The total income tax benefit was $88,000 in the third quarter of 2010 and $241,000 in the nine months of 2010.  Total compensation cost that has been charged against income for those plans was $228,000 in the third quarter of 2009 and $754,000 in the first nine months of 2009.  The total income tax benefit was $80,000 in the third quarter of 2009 and $264,000 in the first nine months of 2009.

There were no stock options exercised or granted during the third quarter of 2010 or 2009.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $47,000 as of September 30, 2010, and is expected to be recognized over a weighted-average period of 0.48 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $282,000 as of September 30, 2009, and was expected to be recognized over a weighted-average period of 1.00 years.

A summary of stock option activity in the Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2010	683,666	$24.29
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Ending outstanding at September 30, 2010	683,666	$24.29	3.99	$—

Exercisable at end of period	646,168	$24.34	3.79	$—

Beginning outstanding at January 1, 2009	722,132	$24.03
Granted	16,500	7.49
Exercised	(5,334)	10.13
Canceled	(13,000)	29.12
Expired	—	—
Ending outstanding at September 30, 2009	720,298	$23.66	4.80	$—

Exercisable at end of period	617,136	$23.46	4.24	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	September 30, 2010
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	43,498	$4.83
Granted	—	—
Vested	(6,000)	2.36
Nonvested at September 30, 2010	37,498	$5.23

A summary of stock option activity as of September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Intrinsic value of options exercised	$—	$—	$—	$673
Cash received from option exercises	—	—	—	54,033
Tax benefit realized from option exercises	—	—	—	268
Weighted average fair value of options granted	$—	$—	$—	$2.01

Restricted stock was granted beginning in 2005 under the Incentive Plan.  Restricted stock units were granted beginning in 2009 under the Incentive Plan.  Restricted stock units of 130,000 shares were granted during the third quarter of 2010 none were granted in the third quarter of 2009.  These share rights are subject to forfeiture until certain restrictions have lapsed, including employment for a specific period.  Of the third quarter 2010 share rights granted, 100,000 vests after a three-year period and the remainder of those share rights vest on January 1, 2011.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	September 30, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	179,178	$12.95	53,311	$28.49
Granted	341,200	5.10	133,724	7.49
Vested	(23,459)	27.51	(3,165)	27.57
Forfeited	(32,621)	8.45	(3,006)	29.28
Nonvested at September 30	464,298	$6.76	180,864	$12.97

Total unrecognized compensation cost of restricted share rights was $1.8 million as of September 30, 2010, which is expected to be recognized over a weighted-average period of 2.64 years.  Total unrecognized compensation cost of restricted share rights was $1.1 million as of September 30, 2009, which was expected to be recognized over a weighted-average period of 2.70 years.

Note 13 — (Loss) Earnings Per Share

The (loss) earnings per share is included below as of September 30 (in thousands except for share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic loss per share:
Weighted-average common shares outstanding	13,911,596	13,823,622	13,920,628	13,813,441
Weighted-average common shares less stock based awards	13,729,005	13,707,907	13,727,946	13,707,692
Weighted-average common shares stock based awards	349,345	181,165	345,768	161,027
Net (loss) income	$(88)	$1,472	$(32,025)	$(55,970)
Dividends and accretion of discount on preferred shares	1,135	1,121	3,394	3,157
Net (loss) income available to common shareholders	(1,223)	351	(35,419)	(59,127)
Common stock dividends	—	(137)	(275)	(1,234)
Un-vested share-based payment awards	—	(2)	(6)	(15)
Undistributed (loss) income	(1,223)	212	(35,700)	(60,376)
Basic (loss) income per share common undistributed earnings	(0.09)	0.02	(2.54)	(4.35)
Basic (loss) income per share common distributed earnings	—	0.01	0.02	0.09
Basic (loss) income per share	$(0.09)	$0.03	$(2.52)	$(4.26)
Diluted (loss) income per share:
Weighted-average common shares outstanding	13,911,596	13,823,622	13,920,628	13,813,441
Dilutive effect of restricted shares(1)	117,236	112,836	165,290	87,308
Dilutive effect of stock options	—	—	—	—
Diluted average common shares outstanding	14,028,832	13,936,458	14,085,918	13,900,749
Net (loss) income available to common stockholders	$(1,223)	$351	$(35,419)	$(59,127)
Diluted (loss) income per share	$(0.09)	$0.03	$(2.52)	$(4.26)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,517,000	1,577,000	1,517,000	1,577,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 14 — Other Comprehensive (Loss) Income

The following table summarizes the related income tax effect for the components of other comprehensive (loss) income as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net (loss) gain available to common stockholders	$(1,223)	$351	$(35,419)	$(59,127)

Unrealized holding (losses) gains on available-for-sale securities arising during the period
U.S. Treasury	$14	$(10)	$6	$(35)
U.S. government agencies	(97)	(85)	98	(340)
U.S. government agency mortgage-backed	(167)	255	383	1,175
States and political subdivisions	925	4,951	1,092	5,319
Collateralized mortgage obligations	(124)	220	(242)	802
Collateralized debt obligations	(1,188)	(80)	(685)	789
Equity securities	4	6	(2)	11
	(633)	5,257	650	7,721
Related tax expense	254	(2,072)	(262)	(3,045)
Holding (losses) gains after tax	$(379)	$3,185	$388	$4,676

Less: Reclassification adjustment for the net (losses) and gains realized during the period
Realized (losses) gains by security type:
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	81	—	41	315
U.S. government agency mortgage-backed	—	—	919	583
States and political subdivisions	539	454	1,414	425
Collateralized mortgage obligations	—	—	—	445
Collateralized debt obligations	—	—	—	—
Equity securities	—	—	—	—
Net realized gains	620	454	2,374	1,768
Income tax (expense) on net realized gains	(245)	(179)	(939)	(700)
Net realized gains after tax	375	275	1,435	1,068
Other comprehensive (loss) income on available-for-sale	(754)	2,910	(1,047)	3,608

Changes in fair value of derivatives used for cashflow hedges arising during the period	—	—	—	158
Related tax (expense)	—	—	—	(63)
Other comprehensive income on cashflow hedges	—	—	—	95
Total other comprehensive (loss) income	$(754)	$2,910	$(1,047)	$3,703

Note 15 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $690,000 and $1.0 million in the first nine months of 2010 and 2009, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match in 2009.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2010 and December 31, 2009, respectively, which are measured by the Company at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,532	$—	$—	$1,532
U.S. government agencies	—	52,781	—	52,781
U.S. government agency mortgage-backed	—	70,572	—	70,572
States and political subdivisions	—	19,465	—	19,465
Collateralized mortgage obligations	—	13,792	—	13,792
Collateralized debt obligations	—	—	10,243	10,243
Equity securities	38	—	4	42
Loans held-for-sale	—	11,648	—	11,648
Mortgage servicing rights(1)	—	—	2,453	2,453
Other assets (Interest rate swap agreements net of swap credit valuation)	—	5,733	(68)	5,665
Other assets (Forward loan commitments to investors)	—	790	—	790
Total	$1,570	$174,781	$12,632	$188,983

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$5,733	$—	$5,733
Other liabilities (Interest rate lock commitments to borrowers)	—	71	—	71
Other liabilities (Risk Participation Agreement)	—	—	35	35
Total	$—	$5,804	$35	$5,839

	December31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,523	$—	$—	$1,523
U.S. government agencies	5,000	79,452	—	84,452
U.S. government agency mortgage-backed	—	42,800	—	42,800
States and political subdivisions	—	83,338	—	83,338
Collateralized mortgage obligations	—	23,151	—	23,151
Collateralized debt obligations	—	—	10,883	10,883
Equity securities	41	—	53	94
Loans held-for-sale	—	11,586	—	11,586
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,742	(285)	3,457
Other assets (Forward loan commitments to investors)	—	146	—	146
Total	$6,564	$244,215	$10,651	$261,430

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,742	$—	$3,742
Other liabilities (Interest rate lock commitments to borrowers)	—	(70)	—	(70)
Other liabilities (Risk Participation Agreement)	—	—	31	31
Total	$—	$3,672	$31	$3,703

(1)   As of January 1, 2010, the Company elected the fair value measurement method of accounting for mortgage servicing rights available under ASC 820-35 as discussed in more detail in Notes 1 and 8.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	September 30, 2010
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$(285)	$(31)
Transfers into Level 3	—	—	2,821	—	—
Transfers out of Level 3	(50)	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	118	(1,373)	217	(4)
Included in other comprehensive income	1	(685)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	1,073	—	—
Issuances	—	—	—	—	—
Settlements	—	(73)	(68)	—	—
Expirations	—	—	—	—	—
Ending balance September 30, 2010	$4	$10,243	$2,453	$(68)	$(35)

	September 30, 2009
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2009	$52	$—	$—	$(26)
Transfers into Level 3	—	11,111	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	48	(981)	(4)
Included in other comprehensive income	1	(80)	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(40)	—	—
Expirations	—	—	—	—
Ending balance September 30, 2009	$53	$11,039	$(981)	$(30)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of servicing rights, impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at September 30, 2010 and December 31, 2009, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$44,382	$44,382
Other real estate owned, net(2)	—	—	54,577	54,577
Total	$—	$—	$98,959	$98,959

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $56.6 million, with a valuation allowance of $11.6 million, resulting in an decrease of specific allocations within the provision for loan losses of $7.1 million for the year to date ending September 30, 2010.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $54.6 million, which is made up of the outstanding balance of $71.4 million, net of a valuation allowance of $16.8 million, at September 30, 2010, resulting in a charge to expense of $14.5 million for the year to date September 30, 2010.

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

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $7.4 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at September 30, 2010.  The Bank had $5.9 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2009.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 16 above.  In addition to the above activity related to nonperforming commercial real estate loans, management also unwound three separate loan related interest rate swaps that had a contractual priority to the collateral position in the underlying properties.  As a result, management also reported $2.2 million in additional receivables, which have been categorized as nonperforming, but are estimated to have no loss exposure.  In October 2010, management unwound a fourth $1.4 million swap with no estimated loss exposure since the related loan was designated as nonperforming at September 30, 2010.  At September 30, 2010, the notional amount of non-hedging interest rate swaps was $149.0 million with a weighted average maturity of 3.77 years.  At December 31, 2009, the notional amount of non-hedging interest rate swaps was $192.0 million with a weighted average maturity of 4.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

As of September 30, 2010, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper limit of dollar exposure of this credit risk is approximately $206,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The actual potential credit risk of the RPA at September 30, 2010 was approximately $214,000

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as mortgage-backed securities.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair value of mortgage loan commitments were estimated based on observable changes in mortgage interest rates and mortgage-backed security prices from the date of the commitments.

The following table presents derivatives not designated as hedging instruments as of September 30, 2010.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$148,952	Other Assets	$5,665	Other Liabilities	$5,733
Commitments(1)	326,565	Other Assets	790	N/A	—
Forward contracts	51,167	N/A	—	Other Liabilities	71
Risk participation agreements	7,000	N/A	—	Other Liabilities	35
Total			$6,455		$5,839

(1)Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

The following table presents derivatives not designated as hedging instruments as of December 31, 2009.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$192,003	Other Assets	$3,457	Other Liabilities	$3,742
Commitments(1)	352,382	Other Assets	146	N/A	—
Forward contracts	47,092	N/A	—	Other Liabilities	(70)
Risk participation agreements	7,000	N/A	—	Other Liabilities	31
Total			$3,603		$3,703

(1)Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

In addition, the Bank issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.  Outstanding letters of credit to nonperforming borrowers totaled $5.2 million at September 30, 2010.  Financial standby, performance standby and commercial letters of credit, including those to nonperforming borrowers, totaled $18.1 million, $16.4 million, and $9.4 million at September 30, 2010, respectively.  Outstanding letters of credit to nonperforming borrowers totaled $5.4 million at December 31, 2009.  Financial standby, performance standby and commercial letters of credit, including those to nonperforming borrowers, totaled $18.4 million, $20.4 million, and $10.6 million at December 31, 2009, respectively.  Financial standby letters of credit have terms ranging from five months to four and a quarter years.  Performance standby letters of credit have terms ranging from six months to four years and a quarter years.  Commercial letters of credit have terms ranging from three months to five years.

In addition to customer related commitments, the Company is responsible for $2.6 million in performance standby letters of credit commitments that relates to properties held in OREO as of September 30, 2010.  $2.2 million of these commitments matures within one to three years while the remaining $352,000 matures within a three to five year horizon.  As of December 31, 2009, the Company was directly responsible for $5.1 million in performance standby letters of credit commitments.  Of that amount, $2.1 million related to properties held in other real estate owned and $3.0 million related to a pledge to secure bank-operating activities.  The $3.0 million performance standby letter of credit was released in January 2010 as it was replaced with a pledge and withdrawal restriction renewable one-month maturity certificate of deposit.

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

The carrying amount and estimated fair values of financial instruments were as follows:

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks and federal funds sold	$53,656	$53,656	$38,385	$38,385
Interest bearing deposits with financial institutions	16,178	16,178	24,500	24,500
Securities available-for-sale	168,427	168,427	246,191	246,191
FHLB and FRB Stock	13,691	13,691	13,044	13,044
Bank owned life insurance	50,502	50,502	50,185	50,185
Loans, net and loans held-for-sale	1,759,151	1,772,780	2,009,872	2,020,657
Interest rate swap agreements net of swap valuation	5,665	5,665	3,457	3,457
Forward loan commitments to investors	790	790	146	146
Accrued interest receivable	7,321	7,321	8,629	8,629
	$2,075,381	$2,089,010	$2,394,409	$2,405,194
Financial liabilities:
Deposits	$2,002,558	$2,020,928	$2,206,277	$2,220,836
Securities sold under repurchase agreements	6,315	6,315	18,374	18,375
Other short-term borrowings	4,426	4,425	54,998	55,028
Junior subordinated debentures	58,378	21,173	58,378	50,593
Subordinated debt	45,000	14,719	45,000	44,674
Notes payable and other borrowings	500	164	500	496
Interest rate swap agreements	5,733	5,733	3,742	3,742
Interest rate lock commitments to borrowers	71	71	(70)	(70)
Risk participation agreement	35	35	31	31
Accrued interest payable	2,485	2,485	3,164	3,164
	$2,125,501	$2,076,048	$2,390,394	$2,396,869

Note 19 — Preferred Stock

The Series B Fixed Rate Cumulative Perpetual Preferred Stock was issued as part of the TARP Capital Purchase Program implemented by the Treasury.  The Series B Preferred Stock qualified as Tier 1 capital and anticipates payment of cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s Common Stock at an exercise price of $13.43 per share.

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

As discussed in the ongoing capital initiatives section of this document, the Company has revised its capital plan and is no longer pursuing an exchange of its preferred stock issued to the United Stated

Department of the Treasury in the Capital Purchase Program of TARP for a like amount of fixed rate trust preferred securities, as this program was terminated by the U.S. Treasury.

As discussed in Note 11, to preserve capital at the holding company level the Company elected to defer interest on the existing subordinated debentures related to its trust preferred securities, to suspend dividends on its common stock and announced its intention to suspend dividends on the outstanding TARP Preferred Stock.

During this deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Under the terms of the TARP Preferred Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while TARP Preferred Stock dividends are in arrears.

Note 20 — Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued, or November 9, 2010.

We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2010, as compared to December 31, 2009, and the results of operations for the three month and nine-month periods ended September 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2009 Annual Report.

Weakness continues in the financial system and economy generally and continues to affect real estate market credit costs in the Company’s market areas as nonperforming loans increased from $189.7 as of December 31, 2009, to $228.4 million as of September 30, 2010.  Despite a higher level of nonperforming loans as compared to the prior year-end, there was incremental improvement in that nonperforming loans decreased $14.5 million, or 6.0%, from June 30, 2010.  Likewise, the net loss prior to preferred stock dividends and accretion for the second quarter of 2010 was $23.4 million, whereas the net loss prior to preferred dividends and accretion in the third quarter of 2010 decreased to $88,000.  The linked quarter loan loss provision expense decreased from $44.6 million to $11.8 million, respectively, during those same periods.  The third quarter net loss available to common shareholders as of September 30, 2010 was $1.2 million.  This result compares with net income prior to preferred stock dividends and accretion of $1.5 million and net income available to common shareholders of $351,000 in the third quarter of 2009.  The net loss available to common stockholders was $35.4 million in the nine months ended September 30, 2010, and the net loss available to common stockholders was $59.1 million in the first nine months of 2009, which also included a $35.6 million tax affected noncash charge to earnings for goodwill impairment.

Management remains vigilant in assessing asset quality including the loan portfolio quality, estimating loan loss provision and charging-off loans.  The Company recorded $11.8 million and $75.7 million provision for loan losses in the third quarter and first nine months of 2010, respectively.  This compared to a $9.7 million and $66.6 million provision for loan losses for the same periods in 2009.  In response to difficult capital market conditions including higher levels of nonperforming loans in 2010, management remains focused on asset quality and capital preservation as discussed in the below ongoing capital initiatives.

Ongoing Capital Initiatives

The Company previously announced its intention to pursue a multifaceted capital plan designed to strengthen the Company’s and the Bank’s respective capital positions.  These efforts were in response to the challenging market conditions and the increased levels of nonperforming loans in the Bank’s portfolio.  Because the decline in the Company’s stock price in 2010 has limited the ability of the Company to raise capital by issuing common stock, whether in an exchange offer or pursuant to an issuance for cash, the Company has terminated its previously announced proposals to exchange shares of its outstanding trust preferred securities for shares of common stock and the issuance of common stock for cash in a public or private transaction.  Additionally, the Company is not pursuing an exchange of its preferred stock issued to the United Stated Department of the Treasury in the Capital Purchase Program of TARP for a like amount of fixed rate trust preferred securities, as this program was terminated by the U.S. Treasury.

Instead of implementing these previously announced proposed transactions, the Company has remained focused on reducing certain assets on its balance sheet while continuing to effect additional expense reductions and working to improve its overall asset quality.  To preserve capital at the holding company level, the Company elected to defer interest on the existing subordinated debentures related to its trust preferred securities,  to suspend dividends on its common stock and announced its intention to suspend dividends on the outstanding TARP Preferred Stock.  The Company’s board of directors made these determinations in consultation with the Federal Reserve.   These efforts have helped the Company stabilize its capital levels and maintain its strong core operations at the Bank.

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

Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

Results of Operations

The net loss for the third quarter of 2010 was $88,000, or $0.09 loss per diluted share, as compared with $1.5 million in net income, or $0.03 earnings per diluted share, in the third quarter of 2009.  The net loss for the first nine months of 2010 was $32.0 million or $2.52 loss per diluted share, as compared to $56.0 million in net loss, or $4.26 of loss per diluted share in the first nine months of 2009.  The Company recognized a pre-tax goodwill impairment charge of $57.6 million in the second quarter of 2009, which was partially offset by a $22.0 million tax benefit as described in Notes 2 and 7 of the financial statements included in this quarterly report.  The Company recorded a $75.7 million provision for loan losses in the first nine months of 2010, which included an addition of $11.8 million in the third quarter.  Net loan charge-offs totaled $72.0 million in the first nine months of 2010, which included $24.6 million of net charge-offs in the third quarter.  The provision for loan losses in the first nine months of 2009 was $66.6 million, which included an addition of $9.7 million in the third quarter of 2009.  Net loan charge-offs totaled $49.8 million in the first nine months of 2009, which included $26.2 million of net charge-offs in the third quarter of 2009.  The net loss available to common stockholders was $1.2 million and $35.4 million, respectively, for the third quarter and first nine months of 2010.  This compared to net income available to common shareholders of $351,000 and a net loss of $59.1 million, respectively, for the same periods in 2009.

Net Interest Income

Net interest income decreased $4.4 million, from $64.9 million in the first nine months of 2009, to $60.5 million in the first nine months of 2010.  Average earning assets decreased $413.8 million, or 15.6%, from September 30, 2009 to September 30, 2010, as asset quality remained the focus of management and new loan originations continued to be limited.  Year to date average loans decreased $291.3 million, which was primarily due to a lower level of demand from qualified borrowers in the Bank’s market vicinity combined with charge-off activity.  Management also continued to reduce securities available for sale in the third quarter of 2010, which significantly reduced both borrowings and deposits that had previously provided funding for those assets.  Management continues to emphasize relationship banking versus attracting or retaining customers with a single transaction focus that have no other demonstrated deposit product or other financial services need.  This approach resulted in a decrease in average interest bearing liabilities of $337.9 million, or 14.7%, in the first nine months of 2010 while simultaneously improving capital ratios.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.39% in the first nine months of 2009 to 3.67% in the first nine months of 2010.  The average tax-equivalent yield on earning assets decreased from 5.17% in the first nine months of 2009 to 4.90%, or 27 basis points, in the first nine months of 2010.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 2.13% to 1.49%, or 64 basis points.  The decrease in the level of average earning assets in 2010, principally loans, contributed to decreased interest income as did the higher level of nonaccrual loans.  At the same time, the general decrease in interest rates, particularly rates on time certificate of deposits, lowered interest expense to a greater degree than it reduced interest income and provided an offsetting effect to the continued balance sheet deleveraging strategy.

Net interest income decreased $1.6 million from $21.0 million in the third quarter of 2009 to $19.5 million in the third quarter of 2010.  Consistent with the above trend, average earning assets decreased $393.5, or 15.4%, from $2.55 billion in the third quarter of 2009, to $2.16 billion in the third quarter of September 2010 due in part to the general lack of demand from qualified borrowers.  Net charge-offs also decreased average loans, but the pace of this activity decreased by $1.6 million in the same period comparison.  Average interest bearing liabilities decreased $306.0 million, or 13.9%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.39% in the third quarter of 2009 to 3.60% in the third quarter of 2010.  The average tax-equivalent yield on earning assets decreased from 5.02% in the third quarter of 2009 to 4.78% in the third quarter of 2010, or 24 basis points.  The cost of interest-bearing liabilities also decreased from 1.98% to 1.42%, or 56 basis points, in the same period.  Consistent with the year to date margin trend, the decrease in earning assets coupled with higher nonaccrual loan levels decreased interest income.  At the same time, however, the repricing of interest bearing assets and liabilities in a lower interest rate environment helped to offset that decrease.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and nine-month periods ended September 30, 2010 and 2009.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended September 30, 2010 and 2009

(Dollar amounts in thousands- unaudited)

	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$72,447	$42	0.23%	$39,792	$27	0.27%
Federal funds sold	2,927	1	0.13	45,503	14	0.12
Securities:
Taxable	172,603	1,261	2.92	108,249	1,278	4.72
Non-taxable (tax equivalent)	21,517	323	6.00	138,727	2,066	5.96
Total securities	194,120	1,584	3.26	246,976	3,344	5.42
Dividends from FRB and FHLB stock	13,690	66	1.93	13,044	56	1.72
Loans and loans held-for-sale	1,877,175	24,650	5.14	2,208,507	29,277	5.19
Total interest earning assets	2,160,359	26,343	4.78	2,553,822	32,718	5.02
Cash and due from banks	36,368	—	—	46,072	—	—
Allowance for loan losses	(82,045)	—	—	(76,902)	—	—
Other non-interest bearing assets	277,367	—	—	210,426	—	—
Total assets	$2,392,049			$2,733,418

Liabilities and Stockholders’ Equity
NOW accounts	$403,062	$240	0.24%	$404,657	$362	0.35%
Money market accounts	340,450	428	0.50	400,223	974	0.97
Savings accounts	187,367	151	0.32	160,392	250	0.62
Time deposits	837,111	4,622	2.19	1,094,151	7,972	2.89
Total interest bearing deposits	1,767,990	5,441	1.22	2,059,423	9,558	1.84
Securities sold under repurchase agreements	13,587	4	0.12	22,563	13	0.23
Other short-term borrowings	3,111	—	—	8,659	36	1.63
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,071	7.34
Subordinated debt	45,000	234	2.03	45,000	241	2.10
Notes payable and other borrowings	500	4	3.13	500	2	1.57
Total interest bearing liabilities	1,888,566	6,755	1.42	2,194,523	10,921	1.98
Non-interest bearing deposits	322,467	—	—	312,717	—	—
Accrued interest and other liabilities	17,413	—	—	16,723	—	—
Stockholders’ equity	163,603	—	—	209,455	—	—
Total liabilities and stockholders’ equity	$2,392,049			$2,733,418
Net interest income (tax equivalent)		$19,588			$21,797
Net interest income (tax equivalent) to total earning assets			3.60%			3.39%
Interest bearing liabilities to earnings assets	87.42%			85.93%

Notes:  Nonaccrual loans are included in the above stated average balances.

Tax equivalent basis is calculated using a marginal tax rate of 35%.

1.               Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $641,000 and $771,000 for the third quarter of 2010 and 2009, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months ended September 30, 2010 and 2009

(Dollar amounts in thousands- unaudited)

	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$59,495	$102	0.23%	$14,633	$31	0.28%
Federal funds sold	2,138	2	0.12	19,639	17	0.11
Securities:
Taxable	159,221	3,714	3.11	208,198	7,247	4.64
Non-taxable (tax equivalent)	55,156	2,529	6.11	143,586	6,446	5.99
Total securities	214,377	6,243	3.88	351,784	13,693	5.19
Dividends from FRB and FHLB stock	13,392	184	1.83	13,044	169	1.73
Loans and loans held-for-sale	1,950,797	76,653	5.18	2,254,864	89,953	5.26
Total interest earning assets	2,240,199	83,184	4.90	2,653,964	103,863	5.17
Cash and due from banks	37,060	—	—	44,474	—	—
Allowance for loan losses	(74,029)	—	—	(56,778)	—	—
Other non-interest bearing assets	269,914	—	—	227,873	—	—
Total assets	$2,473,144			$2,869,533

Liabilities and Stockholders’ Equity
NOW accounts	$410,701	$934	0.30%	$339,068	$942	0.37%
Money market accounts	373,468	1,895	0.68	450,930	3,431	1.02
Savings accounts	187,336	575	0.41	141,268	605	0.57
Time deposits	854,632	14,469	2.26	1,142,202	26,735	3.13
Total interest bearing deposits	1,826,137	17,873	1.31	2,073,468	31,713	2.04
Securities sold under repurchase agreements	18,649	27	0.19	33,018	128	0.52
Other short-term borrowings	5,664	18	0.42	55,952	257	0.61
Junior subordinated debentures	58,378	3,216	7.35	58,378	3,215	7.34
Subordinated debt	45,000	632	1.85	45,000	1,040	3.05
Notes payable and other borrowings	500	9	2.37	6,471	116	2.36
Total interest bearing liabilities	1,954,328	21,775	1.49	2,292,275	36,542	2.13
Non-interest bearing deposits	318,762	—	—	315,640	—	—
Accrued interest and other liabilities	18,166	—	—	18,772	—	—
Stockholders’ equity	181,888	—	—	242,846	—	—
Total liabilities and stockholders’ equity	$2,473,144			$2,869,533
Net interest income (tax equivalent)		$61,409			$67,321
Net interest income (tax equivalent) to total earning assets			3.67%			3.39%
Interest bearing liabilities to earnings assets	87.24%			86.37%

Notes:  Nonaccrual loans are included in the above stated average balances.

Tax equivalent basis is calculated using a marginal tax rate of 35%.

1.               Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.9 million and $2.5 million for the first nine months of 2010 and 2009, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income (GAAP)	$26,216	$31,943	$82,232	$101,444
Taxable equivalent adjustment - loans	14	52	67	163
Taxable equivalent adjustment - securities	113	723	885	2,256
Interest income (TE)	26,343	32,718	83,184	103,863
Less: interest expense (GAAP)	6,755	10,921	21,775	36,542
Net interest income (TE)	$19,588	$21,797	$61,409	$67,321
Net interest and income (GAAP)	$19,461	$21,022	$60,457	$64,902
Average interest earning assets	$2,160,359	$2,553,822	$2,240,199	$2,653,964
Net interest income to total interest earning assets	3.57%	3.27%	3.61%	3.27%
Net interest income to total interest earning assets (TE)	3.60%	3.39%	3.67%	3.39%

Provision for Loan Losses

In the first nine months of 2010, the Company recorded a $75.7 million provision for loan losses, which included an addition of $11.8 million in the third quarter.  In the first nine months of 2009, the provision for loan losses was $66.6 million, which included an addition of $9.7 million in the third quarter.  On a linked quarter basis, the Company’s third quarter provision of $11.8 million was a significant reduction from the second quarter 2010 provision of $44.6 million.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans increased to $228.4 million at September 30, 2010 from $189.7 million at December 31, 2009, and $176.1 million at September 30, 2009.  Charge-offs, net of recoveries, totaled $72.0 million and $49.8 million in the first nine months of 2010 and 2009, respectively.  Net charge-offs totaled $24.6 million in the third quarter of 2010 and $26.2 million in the third quarter of 2009.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at September 30, 2010 are included in the following table.

	Three Months Ended		Year to Date
Loan Charge-offs, Gross	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Real estate-construction
Homebuilder	$6,746	$17,940	$17,280	$24,741
Land	772	1,330	6,866	7,545
Commercial speculative	2,848	2,383	9,346	8,493
All other	2,048	—	2,266	276
Total real estate - construction	12,414	21,653	35,758	41,055
Real estate-residential
Investor	500	1,114	8,282	2,403
Owner occupied	828	472	2,879	599
Revolving and junior liens	379	400	884	765
Total real estate-residential	1,707	1,986	12,045	3,767
Real estate-commercial, nonfarm
Owner general purpose	690	509	3,901	533
Owner special purpose	3,672	—	5,447	113
Non owner gen purpose	1,620	—	4,482	252
Non owner special purpose	(691)	—	2,234	—
Strip malls	6,757	1,113	10,410	1,425
Total real estate - commercial, nonfarm	12,048	1,622	26,474	2,323
Real estate-commercial, farm	—	—	—	—
Commercial and industrial	46	603	1,632	2,365
Other	180	510	385	744
	$26,395	$26,374	$76,294	$50,254

The economic environment for borrowers in the construction and development sector continues to be challenging, particularly with ongoing valuation levels.  The homebuilder segment of that portfolio remains vulnerable to such economic stress.  The construction portfolio has accounted for 60.7% of the Bank’s charge-off activity since the beginning of 2009, and the homebuilder portion has accounted for 55% of that amount.  The construction categories that produced these losses, however, have decreased to 7.0% of the total loan portfolio, from 11.9% a year ago.  Management reviewed the residual loans in that impaired category and recognized impairment with additional provision estimates as well as making additional charge-off determinations in the amount of $12.4 million in the third quarter of 2010.  While some additional decreases in valuation may emerge and additional defaults are possible, management remains hopeful that further devaluation will be less than past experience, and the future default potential will be more limited.

Commercial real estate borrowers are also directly impacted by the distressed economic climate.  In the owner occupied categories, the downturn has adversely affected operating results for some borrowers, which led to increased defaults.  In the non-owner occupied categories, the recession has led to increased vacancy rates, which put downward pressure on investor lease rates.  However, management has generally observed trends of stabilized and/or improved operating results in owner occupied performance during the third quarter of 2010.  Management has also observed that vacancy rates in non-owner occupied commercial real estate have leveled off somewhat.  Downward pressure on lease rates is likely to continue for a time, however producing some additional adverse impact on the portfolio, but management expects it will be at a slower rate than what has been recently experienced.  Charge-offs in this sector totaled $12.1 million in the third quarter of 2010 and nonperforming commercial real estate decreased $1.8 million on a linked quarter basis.

The distribution of the Company’s nonperforming loans as of September 30, 2010 is included in the chart below (in thousands):

		90 days
		or More	Restructure	Total Non-	% Non-
Nonperforming loans	Nonaccrual	Past Due	Loans	performing	performing	Specific
as of September 30, 2010	Total(1)	and Accruing (2)	(Accruing)	Loans	Loans	Allocation
Real estate - construction	$79,954	$—	$4,840	$84,794	37.1%	$3,025
Real estate - residential:
Investor	19,877	483	514	20,874	9.1%	869
Owner occupied	15,506	748	10,833	27,089	11.9%	537
Revolving and junior liens	1,062	—	—	1,062	0.5%	162
Real estate - commercial, nonfarm	90,910	242	—	91,152	39.9%	5,622
Real estate - commercial, farm	739	504	—	1,243	0.5%	—
Commercial and industrial	1,765	278	—	2,043	0.9%	1,394
Other	63	80	—	143	0.1%	—
	$209,876	$2,335	$16,187	$228,400	100.0%	$11,609

(1)          Nonaccrual loans included $26.7 million in restructured loans, including, $7.9 million in real estate construction, $6.5 million in commercial real estate nonfarm,  $6.8 million is in real estate - residential investor, $5.5 million is in real estate - owner occupied.

(2)          90 Days or more past due includes of $503,000 in restructured loans in real estate residential - owner occupied

Commercial Real Estate

In the third quarter, commercial real estate (“CRE”) replaced construction and development as the largest component of nonperforming loans, and accounted for $91.2 million, or 39.9%, of all nonperforming loans.  CRE loans represented 45.0% of the loan portfolio, and 49.3% of the CRE portfolio is secured by owner occupied properties.

Portfolio loans secured by retail property, primarily strip malls, have been experiencing the most financial stress.  This segment accounts for 13.2% of all CRE loans, but 24.3% of all nonperforming CRE loans.  Almost 20.6% of all retail CRE is nonperforming with $22.2 million of exposure at September 30, 2010.  Third quarter 2010 charge-offs in the retail segment totaled $6.8 million and management estimated the remaining specific allocation of $758,000 was sufficient coverage for the remaining loss exposure.

The owner occupied special purpose category comprised the largest component of nonperforming CRE.  At $221.2 million, this special purpose segment represented 27.1% of all CRE loans, and 28.4% of total nonperforming CRE.  Special purpose owner occupied include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  Charge-offs for the current quarter totaled $3.7 million and management estimated that the specific allocation of $801,000 was sufficient coverage for the remaining loss exposure.  Management’s loss estimates were reduced from the prior quarter after receiving and reviewing current appraisals with more current valuation sources.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 23.0% of total CRE loans, and 19.6% of nonperforming CRE loans.  Third quarter 2010 charge-offs in this category were $1.6 million and management estimated that $2.2 million of specific allocation was sufficient coverage for the remaining loss exposure.

As of September 30, 2010, owner occupied general purpose loans comprise 22.2% of CRE, and 15.3% of nonperforming CRE loans.  The current quarter charge-off activity totaled $690,000, and management estimated that specific allocations of $676,000 were sufficient coverage for the remaining loss exposure.

Non-owner occupied special purpose loans represent 14.1% of the CRE portfolio, and 12.5% of nonperforming CRE loans.  Based upon its review of valuation and cash flow data, management estimated and recorded a net recovery of $691,000 in this segment.  Hotels and motels are included in this category, but the Bank’s exposure is limited as it represented only $39.3 million, or 33.2%, of the segment.  Management closely monitors this credit type and has designated two of these hotel loans as nonperforming.  Following current and prior period charge-off estimates of $711,000 and $1.7 million respectively, the first of these hotel loans has $1.9 million in participation exposure.  The total credit facility is approximately $20.0 million and is led by a large, nationwide bank and the property, which is in the Bank’s market area, is in the late stages of short sale negotiations.  This process provided management a market valuation estimate based upon anticipated net proceeds from that sale.  The second hotel loan has a balance of $4.7 million as of September 30, 2010.  Management received a new appraisal and after reviewing that appraisal estimated that $587,000 was sufficient coverage for the loss exposure on this loan and that $1.2 million of total specific allocation was sufficient coverage for the aggregate loss exposure in this category.

In addition to the specific allocations detailed above, in the second quarter of 2009 management created a higher risk commercial real estate pool loss factor for certain CRE loans to be directionally consistent with observable trends within the loan portfolio segments and in conjunction with continued deteriorating market conditions in accordance with GAAP.  This factor was decreased by 9.1% in the third quarter of 2010, as management estimated that the additional loss provision amount estimated from application of the historical loss factor, combined with the slight linked quarter improvements observed in nonperforming totals, substandard ratings and thirty to eighty-nine day delinquent totals provided sufficient coverage for loss exposure.  As a result of these improvements and previous charge-offs, management estimated that the inherent risk in this pool is now lower.  Additional discussion of qualitative factors is included at the end of the nonperforming loan section.  Management estimated the amount of loss exposure attributable to qualitative factors for the higher risk CRE portfolio to be $27.0 million as of September 30, 2010, as compared to $25.4 million at June 30, 2010 and $17.1 million at December 31, 2009.

In addition to the above activity related to nonperforming CRE loans, management also unwound three separate loan related interest rate swaps that had a contractual priority to the collateral position in the underlying properties.  As of September 30, 2010, these receivables total $2.2 million.  While management has categorized these receivables as nonperforming, management estimated that they have no loss exposure.

Construction and Development

Nonperforming construction and development (“C & D”) loans totaled $84.8 million, or 37.1%, of total nonperforming loans.  This is a decrease from $99.9 million at June 30, 2010 and $94.8 million at December 31, 2009.  Within this category, 54.9% of all construction loans were nonperforming as of September 30, 2010, and this compares to 53.2% at June 30, 2010, and 35.0% at December 31, 2009.  Total C&D charge-offs for the third quarter of 2010 were $12.4 million, as compared to $11.8 million in the second quarter.  Following that charge-off activity, management estimated that specific allocations of $3.0 million was sufficient coverage for the remaining loss exposure in this segment as of September 30, 2010.  Specific allocations for loss were $8.3 million at the start of the period, and $3.0 million at the end of the period.

Composition of the C & D Portfolio for the period ended September 30 is shown below:

High-Stress Segment(1)	Portfolio	Nonperforming Loans	2010 YTD Charge-offs	2009 YTD Charge-offs
Homebuilders - homes	$11.3	$6.1	$1.6	$—
Homebuilders - lots	39.1	32.2	15.7	24.7
Raw land	34.5	21.4	6.9	7.6
Commercial lots and speculative buildings	27.2	12.2	6.3	7.9
Commercial build-to-suit	4.9	3.0	2.1	—
Strip malls under construction	10.1	8.9	3.0	0.6
Total high stress segment	$127.1	$83.8	$35.6	$40.8

Low Stress Segment(1)	Portfolio	Nonperforming Loans	2010 YTD Charge-offs	2009 YTD Charge-offs
Owner occupied homes and builder pre-sold homes	$5.5	$0.3	$0.1	$0.2
Non-builder lots	8.9	0.7	0.1	0.1
Commercial owner occupied - general	4.7	—	—	—
Commercial owner occupied - special	8.2	—	—	—
Total low stress segment	$27.3	$1.0	$0.2	$0.3

Total Construction and Development	$154.4	$84.8	$35.8	$41.1

(1) Credit review management segments loans in this category using high and low stress designations based upon historical levels of charge-off activity.

The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  Current economic conditions for additional new construction remain challenged, as large quantities of inventory remain with relatively little demand.  Within the high stress segment, $43.3 million is designated as performing and $83.8 million is nonperforming as of September 30, 2010.  This exposure is significantly reduced from prior periods following the $35.6 million and $40.8 million charge-offs estimated by management in 2010 and 2009, respectively.  Management closely monitors the performing loans that have been rated as watch or substandard but accruing and as of September 30, 2010, that pool decreased to $28.6 million as compared to $104.1 million at September 30, 2009.  While some additional migration is still possible from the watch and substandard pool described above, management believes that much of the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid impairment, and that future losses in the construction segment will trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.  While management observed some continuation in the decreasing trend in collateral valuation, management believes that the rate of property valuation decline has diminished.

In addition to specific allocations detailed above, at the end of 2008 management created a higher risk C & D pool loss factor estimate for developers in accordance with GAAP.  This pool was designed to capture general losses in the portfolio attributable to the construction segment, because of the emerging market risks identified by management in the unusual economic cycle.  Because no similar event had been experienced in the company’s recent history, management estimated that the historical loss portion of the allowance calculation would not capture the probability of additional loss in that pool segment.  While that estimate was appropriate at that point in the cycle, the volume of credits in that pool has steadily diminished and the estimated losses were recognized as described above.  Management also monitors borrower operating results and other characteristics, including the collateral composition of the credits subject to this factor.  On the latter point management observed this profile changed from 2009 where the majority was homebuilder lot inventory loans with greater loss exposure, to the third quarter of 2010 where the majority of the borrowers have buildings that were nearly finished and management estimated had lesser loss exposure.  Further, management’s estimated historical loss factor for construction required $16.9 million in reserves whereas that factor called for virtually no reserves at the end of 2008.  Management noted those improving trends and therefore eliminated the special pool factor for construction as of September 30, 2010.

The following table illustrates management’s change in C & D estimates on a linked quarter and period to date comparison:

	Portfolio	Specific Allocation	General Allocation
September 30, 2010	$154.4	$3.0	$19.0
June 30, 2010	$187.7	$8.3	$20.7
December 31, 2009	$273.7	$7.0	$22.9

Residential Real Estate

Nonperforming 1 - 4 family residential mortgages to consumers totaled $27.1 million, or 11.9%, of the nonperforming loan total as of September 30, 2010.  On a linked quarter basis, this segment totaled $25.2 million as compared to $26.4 million at December 31, 2009.  Most of the linked quarter increase was attributable to modification agreements that restructured the terms of the credit agreements to assist borrowers in their ability to continue to perform on these obligations.  The $15.5 million in nonaccrual mortgage loans was unchanged from the prior quarter and most are in various stages of foreclosure.  Loans totaling $748,000 were over 90 days past due and still accruing, up from $373,000 last quarter, and are in various stages of collection where foreclosure is not expected.  Restructured loans increased by $1.5 million, to $10.8 million at September 30, 2010.  Restructured loans include credits where the borrower’s income source has been impaired and the Company has made a concession to temporarily reduce payments and/or interest rates.  The Bank did not offer subprime mortgage products to its customers and management believes that the deterioration in this segment relates primarily to the high rate of unemployment in our market area.  A significant portion of these nonperforming loans were supported by private mortgage insurance, and as of September 30, 2010, management estimated that a specific allocation of $537,000 was adequate loss coverage following the $828,000 of charge-offs that occurred during the quarter.

Nonperforming residential investor loans consist of multi-family and 1-4 family properties and totaled $20.9 million, or 9.1% of the nonperforming loans total.  Following the third quarter charge-off of $500,000, management estimated that a total specific allocation of $869,000 would be sufficient loss coverage for the remaining risk in this category.  While specific allocation decreased in the third quarter, management estimated that the large loss taken in a multi-family credit in the second quarter captured most of the loss in this sector.  Management also noted that the remaining loss exposure was centered in loans collateralized by first mortgages on 1-4 family investor loans that total $14.8 million of this category, and 13.1% of that portfolio was nonperforming.  The remaining nonperforming multi-family loans totaled $6.1 million, and 5.0% of that portfolio category was nonperforming.  Management observed the typical profile of the nonperforming multi-family investor was where the property has decreased net operating income, due to vacancy and higher past due collection rates.  Those trends have generally stabilized in the portfolio and many multi-family borrowers were reporting improved cash flow from operations as of September 30, 2010.

The remaining nonperforming credits included $2.0 million in commercial and industrial loans, $1.1 million in consumer home equity and second mortgage loans and $1.4 million in farmland and agricultural loans.  Management estimated that a total specific allocation of $1.4 million on the commercial and industrial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits, and that $162,000 was sufficient loss coverage for the consumer loan segment.

A linked quarter comparison of loans that were classified as performing, but past due 30 to 89 days and still accruing interest, shows that this category decreased $18.3 million from $35.9 at June 30, 2010 to $17.6 million at September 30, 2010.  Loans past due 30 to 89 days consisted of $8.1 million in commercial real estate, $3.4 million in commercial and industrial credits, $1.6 million in 1-4 family consumer mortgages,  $1.1 million in multi-family investor credits, $1.0 million of agricultural credits, $921,000 of 1-4 residential investor credits, $879,000 in C & D credits, and $610,000 in consumer and home equity credits.

Troubled debt restructurings (“TDR”) in accrual status included 62 loans totaling $16.7 million, which was an increase of 15 loans on a linked quarter basis.  The increase was largely driven by the enrollment in a new program that assists homeowners in avoiding foreclosure due to temporary reductions in income.  Aggregate TDR credits included 57 borrowers totaling $11.3 million were consumer residential 1-4 family loans.  Three loans totaling $4.9 million are construction lot inventory credits that were restructured with debt forgiveness in exchange for new credit support from the borrowers and/or guarantors.  An additional two credits totaling $514,000 were to 1-4 family residential investors who were granted reduced rates and/or other favorable terms.  The last TDR loan is for $1.2 million and is secured by construction lot inventory and a second mortgage on a 1-4 family vacation home and resulted from a negotiated settlement that included debt forgiveness in exchange for new additional collateral.

Nonaccrual TDR loans total $26.7 million, and consist of 56 notes that do not have a period of demonstrated financial performance.  Management makes individual determinations on TDR credits and three of these loans totaling $748,000 were negotiated to enhance marketing and sales effort with the borrower.  The majority of the remaining loans were situations where management initially had borrower cooperation, but those efforts have failed or no economic motive remains for the borrower to continue with that agreement.  In each of these cases management is pursuing either foreclosure or settlement arrangements, but management expects that those loans will most likely result in liquidation.

The 1-4 Investor category represents $6.8 million, or 25.4% of the nonaccrual TDR loans, and 92.3% of that total is for borrower and affiliate credits that are secured by 40 single-family homes that were acquired by the borrower for both a source of income expected resale appreciation.  The cash flows from the properties are not sufficient to fully service the debt, and the borrower has not been effective in achieving sales.  The 2009 forbearance agreement gives the Bank control of all cash flows from the property and those monies have been sufficient to cover the expenses and reduce the aggregate obligation.  After a year of performance on this agreement, however, management attempted to negotiate a further restructuring.  Just prior to closing, the borrower broke off that dialogue and in the absence of borrower cooperation management is pursuing foreclosure remedies on the properties while continuing to control the associated cash flow.

Nonaccrual 1-4 consumer residential TDR loans total $5.5 million and are predominantly to borrowers who were enrolled in the Bank’s foreclosure avoidance program and who failed to perform although a smaller portion is to borrowers who have not yet demonstrated sufficient performance to return to accrual status.

In the $6.5 million TDR nonaccrual CRE category, 58.0% is attributable to a single borrower whose credit is secured by a strip mall.  The property retains a high occupancy rate and is currently able to support the debt service for this restructured amount.  Management has concerns, however, that the borrower lacks the continuing capacity and economic motive to maintain support should erosion of net operating income occur.  As a result, management is pursuing liquidation of this loan to control marketing and has taken action to acquire a deed in satisfaction of the debt.  Management estimates this property will migrate to OREO in the fourth quarter.  A CRE credit for $2.1 million of the construction total is secured by retail centers and retail lots.  A restructuring agreement was made in late 2009 to allow the borrower the time and to pursue sales and increase lease occupancy.  Management has not been satisfied with the borrower’s efforts in those areas and has begun to pursue liquidation of this loan.  The last CRE borrower has a loan secured by a restaurant, the borrower has been unsuccessful in performing under the restructured terms, and liquidation is in process on this credit.

In the $7.1 million nonaccrual TDR construction category, 41.1% of the total is a group of affiliated credits to a homebuilder/developer in which management had negotiated a restructuring to allow orderly sales or new investors at terms that are more favorable.  The borrower has withdrawn his cooperation from that effort, and management is now pursuing our legal remedies.  An additional 49.9% of the total is to the same borrower who also has CRE exposure.  The remaining 8.0% of the construction total represents a number of small credits that are collateralized by lots and/or speculative home construction.

Management estimated the quarterly value of TDRs in liquidation status on a collateral dependency basis, and believed that estimates at September 30, 2010 were sufficient coverage for the remaining loss exposure in this category.

The ratio of the allowance for loan losses to nonperforming loans was 29.8% as of September 30, 2010, which was a reduction on a linked quarter comparison from the 33.3% ratio reported as of June 30, 2010.  The coverage ratio was 34.02% as of December 31, 2009.  Management’s third quarter decrease in estimate was driven largely by the current quarter charge-off of specific allocation estimates that were previously accrued, combined with a reduction in the number of new credits that migrated to nonperforming status that would have required current specific allocation estimates.  At June 30, 2010, total specific allocations were $25.2 million, following third quarter charge-off activity $11.6 million remains in specific allocation estimate as of September 30, 2010.  At June 30, 2010, a large portion of the specific allocation was recorded based on management’s estimate of the aggregate loss exposure in the portfolio.  Management increased specific allocation estimates at that time until additional valuation and other borrower information was received to refine those estimates including charge-off considerations as to whether loss was permanent or temporary in nature.  Management received updated information in the third quarter and refined both allocation estimates and charge-off determinations.  While total specific allocations are lower at September 30, 2010 as compared to the prior quarter, the general portion of the allowance increased to $56.6 million from $55.8 million at June 30, 2010 and $48.3 million as of December 31, 2009.  General reserves at September 30, 2010 represented a slightly higher percentage of the loan portfolio than they were at either June 30, 2010 or December 31, 2009, 3.06%, 2.94%, and 2.34%, respectively.

Management determined the amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent increased loss experience.  Management created a higher risk construction and development pool for developers and estimated a higher qualitative loss factor at the end of 2008, and as discussed previously in the construction loan section of this narrative, that pool was determined to no longer be necessary as of September 30, 2010.  This change was made because of diminished migration potential, the more favorable credit characteristics of the remaining construction portfolio, and higher historical loss factors that management now estimates to be adequate coverage for the remaining risk of loss in the construction portfolio.  Management also created a higher risk pool within commercial real estate loans and assigned a higher qualitative risk factor for those segments of that portfolio in the second quarter of 2009.  Management regularly reviews the performance of that pool and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  Management decreased the quantity of loans subject to this pool factor by 6.1% in the third quarter of 2010.  Management also decreased the loss factor assigned to this pool by 9.1%, based in part, on its estimate of slightly diminished potential for future adverse migration coupled with observed stabilizing valuation trends.

The above changes in estimates were made by management to be consistent with observable trends within both the loan portfolio segments and in conjunction with market conditions and credit review administration activities.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased to 3.75% of total loans at September 30, 2010, as compared to 4.26% of total loans at June 30, 2010, and increased from 3.13% at December 31, 2009.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures as well as other nonperforming assets for the period ended September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Nonaccrual loans (including restructured)	$209,876	$174,978
Accruing restructured loans	16,187	14,171
Interest income recorded on nonaccrual loans	2,427	3,898
Interest income which would have been accrued on nonaccrual loans	12,921	13,189
Loans 90 days or more past due and still accruing interest	2,335	561
Nonperforming other assets:
Receivable from foreclosed loan participation	—	1,505
Receivable from swap terminations	2,169	—

In addition to the above nonperforming loan totals, the Bank had $316,000 in commitments to two restructured borrowers at September 30, 2010.  Excluding those commitments, the Bank had an additional $4.9 million in letters of credit to other nonperforming borrowers, which consisted of $201,000 in commercial, $550,000 in financial and $4.1 million in performance standby letters of credit, respectively.  This compares to $395,000 in commitments and $852,000 in interest rate swap exposure to restructured borrowers at December 31, 2009.  Excluding those commitments, the Bank had an additional $4.5 million in letters of credit, which consisted of $201,000 in commercial, and $4.3 million in performance standby letters of credit, respectively at December 31, 2009.  Additional details and discussion related to interest rate swap derivatives and commitments is found in Note 17.

Other Real Estate

Other real estate owned (“OREO”) increased $14.4 million from $40.2 million at December 31, 2009, to $54.6 million at September 30, 2010.  In the third quarter of 2010, management successfully converted collateral securing problem loans to properties ready for disposition in the net amount of $15.1 million.  Third quarter additions were offset by $3.9 million in dispositions that generated a net gain on sale of $199,000 and $3.8 million in additional valuation adjustments.  The Bank added 42 properties to OREO during the third quarter, which brought the total OREO holdings to 201 properties net of dispositions.  These OREO properties consisted of different types, including 112 single-family residences with an estimated realizable market value of $11.6 million, 34 non-farm, nonresidential properties with an estimated value of $16.1 million, a number of lots zoned for residential construction with an estimated realizable market value of $15.6 million, and eight parcels of vacant acreage suitable for either farming or development with an estimated value of $11.3 million.  Details related to the activity in the OREO portfolio for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2010	2009	2010	2009
Beginning balance	$47,128	$15,590	$40,200	$15,212
Property additions	15,072	11,704	42,521	17,268
Development improvements	30	421	40	2,354
Less:
Property Disposals	3,858	1,842	13,650	5,548
Period valuation adjustments	3,795	1,381	14,534	4,794
Other real estate owned	$54,577	$24,492	$54,577	$24,492

When measured as a percentage of other real estate properties owned, the OREO valuation reserve increased to $16.8 million, which is 23.6% of gross OREO at September 30, 2010.  The valuation reserve represented 12.4% of gross OREO at December 31, 2009.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income increased $4.5 million, or 43.9%, to $14.7 million during the third quarter of 2010, as compared to $10.2 million during the same period in 2009.  Likewise, aggregate noninterest income increased $4.1 million, or 13.8%, for the first nine months of 2010, to $33.8 million as compared to $29.7 million for the same period in 2009.  Trust income decreased by $296,000, or 14.5%, and $522,000, or 9.0%, for the third quarter and first nine months of 2010, respectively, and these decreases were primarily due to a continued reduction in estate settlement activity.  Service charge income from deposit accounts decreased slightly for both the quarter and year primarily due to decreases in overdraft fees, which have generally declined industry wide in concert with recent regulatory changes.  Total mortgage banking income in the third quarter of 2010, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $3.5 million, an increase of $1.3 million, or 58.4%, from the third quarter of 2009 as volume increased in the historically low interest rate environment and qualified borrowers sought to refinance.  Mortgage banking income for the year, however, decreased by $1.7 million, or 19.5%, from the 2009 level.  The largest decrease in income from mortgage operations resulted from the decrease in valuation of mortgage servicing rights (MSRs) as these assets generally decline in value with decreases in market interest rates.  The Company changed its accounting method to the fair value method for valuing MSRs on January 1, 2010.  Under the previous method, MSRs were amortized and both the amortization and valuation impairments under the lower of cost or market method were recorded in other noninterest expense.  Mortgage sales volume, and the related gain on sale activity, had been at decreased levels in the first half of 2010 as federal tax incentives for home purchases expired and investor requirements related to borrower underwriting increased, which resulted in elongated mortgage loan closing periods.

Realized gains on securities totaled $620,000 and $2.4 million in the third quarter and first nine months of 2010, respectively, as compared to $454,000 and $1.8 million for the same periods in the prior year.  Bank owned life insurance (“BOLI”) income increased in the third quarter of 2010 and was $45,000, or 9.5%, higher than the same period in 2009.  A death benefit of $938,000 was also realized in the third quarter of 2010.  BOLI cash surrender value net income increased $262,000, for the first nine months of 2010 or 27.6%, from the same period in 2009, as the underlying investment performance was stronger in 2010.  Debit card interchange income volume leveled off in the third quarter of 2010, but still showed a small increase, and the volume of consumer card activity remained strong for the year with a $182,000, or 9.6%, increase over 2009.  The net gain on interest rate swap activity with customers including fee income was $9,000 and $362,000 for the third quarter and first nine months of 2010, respectively, primarily as market demand for that product decreased generally with the reduction in commercial real estate demand from qualified borrowers.  This category also had an offsetting credit risk valuation charge estimate of $1.5 million on the aggregate swap position exposure at June 30, 2009 and that charge offset income in that comparative period.  The lease revenue received from OREO properties increased $429,000 and $1.4 million in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009, as the number of properties that generated rental income increased.  Net gains on disposition of OREO properties also increased by $30,000 to $199,000, and $235,000 to $697,000 in the third quarter and first nine months of 2010, respectively, as the number of property disposals increased in the current year.  Additionally, on September 23, 2010, the Illinois Supreme Court issued an opinion that reversed a prior appellate court decision and reinstated judgment in favor of the Bank for $2.6 million, which included approximately $133,000 in current year interest.  Other noninterest income was relatively unchanged in a quarterly comparison and the decrease of $129,000, or 3.6%, for the first nine months of 2010, as compared to 2009, was largely due to reductions in ATM surcharge and transaction related fees.

Noninterest Expense

Noninterest expense was $23.6 million during the third quarter of 2010, an increase of $3.3 million, from $20.2 million in the third quarter of 2009, substantially due to higher OREO expenses and legal fees.  The 2009 noninterest expense included a nonrecurring goodwill impairment charge of $57.6 million.  Excluding that charge, noninterest expense increased $9.0 million in the first nine months of 2010 as compared to the same period in the prior year.  Controllable expenses such as salaries and benefits expense decreased by $194,000, or 2.0%, in the third quarter of 2010 compared to 2009, and $2.8 million, or 9.4%, when comparing the first nine months of 2010, to the same period in 2009.  These comparative reductions in salaries and benefits expense resulted primarily from a decrease in salary expense coupled with reductions in group medical expenses.  Management completed a strategic reduction in force late in the first quarter of 2009, and the number of full time equivalent employees continued at 542 for the third quarter of 2010 as compared to 553 at the same time last year.

Occupancy expense decreased $191,000, or 13.48%, from the third quarter of 2009 to the third quarter of 2010.  Occupancy expense decreased $589,000, or 12.8%, from the first nine months of 2009 to the first nine months of 2010.  Furniture and fixture expenses also decreased by $162,000 and $461,000 in the third quarter and first nine months of 2010, respectively, when comparing to the same periods of the prior year.  In the second half of 2009, the Company closed four branches where there was an overlap in service area and three additional such closings were completed in 2010.  As a result of these determinations, management has been able to realize lower costs in both the occupancy and furniture and fixtures categories as part of its continuing expense reduction strategy.

On a quarterly comparative basis, Federal Deposit Insurance Corporation (“FDIC”) costs increased $26,000, or 3.2%, whereas it decreased $257,000, or 6.3%, for the first nine months of 2010 as compared to the prior year.  Even though premium expenses increased industry wide, the FDIC levied an additional special assessment of $1.3 million in 2009, and that nonrecurring assessment distorts period comparison.  In addition, the lower deposit base that resulted from the management relationship pricing strategy also served to lower this expense.  On October 19, 2010, the Board of Directors of the FDIC voted to propose a comprehensive, long-range plan for deposit insurance fund management in response to changes to the FDIC’s authority to manage the Deposit Insurance Fund contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As part of the fund management plan, the Board adopted a new Restoration Plan to ensure that the fund reserve ratio reaches 1.4% percent by September 30, 2020, as required.  That Restoration Plan also foregoes the uniform 3 basis point assessment rate increase previously scheduled to go into effect January 1, 2011, and keeps the current rate schedule in effect.

Third quarter and year to date 2010 advertising expense increased by $40,000, or 12.8%, and $61,000, or 6.2% when compared to the same periods in 2009, primarily due to increased direct mail costs.  Legal fees also increased $498,000 in a quarterly comparison and $1.1 million in a year to date comparison and were primarily related to loan workouts as well as the company’s ongoing review of its capital initiatives and alternatives.

OREO expense increased $3.5 million in the third quarter and $12.6 million in the first nine months of 2010 as compared to the same periods in 2009.  The increase for both the quarterly and year to date periods were primarily due to increases in valuation expense of $2.5 million and $9.9 million, respectively.  The next largest expenses incurred in administering OREO were property taxes and insurance, which had increases of $536,000 and $1.4 million for the third quarter and first nine months of 2010, respectively, and were due to the increase in the number of properties held in 2010.  Other expense decreased $182,000, or 4.6%, in the third quarter of 2010 and that decrease resulted primarily from the previously discussed change in mortgage servicing rights impairment, net of amortization recognition.  Other expense decreased $566,000, or 4.7%, in the first nine months of 2010 as compared to the same period in 2009.  That decrease is attributable to the change in accounting for mortgage servicing rights described above combined with decreases in loan collection costs, telecommunications expense, and CDARs related fees as the Bank continued to reduce its reliance on this local source of brokered deposits in 2010.

Income Taxes

An income tax benefit of $1.1 million was recorded in the third quarter of 2010 as compared to a $126,000 tax benefit in the same period of 2009.  Likewise, an income tax benefit of $23.2 million was recorded in the first nine months of 2010 as compared to a $38.4 million tax benefit in the same period of 2009.  Taxable income significantly decreased for all of the periods presented, and $22.0 million of the 2009 quarterly and year to date tax benefit was from the goodwill impairment recorded in that year.  The Company’s effective tax rate for the nine months ending September 30, 2010 was 42.0% as compared to 40.7% for the same period in 2009.  Excluding the goodwill impairment charge, the income tax benefit for both years resulted, in large part, from the higher levels of loan loss provision and other real estate related expenditures.

With the above tax benefit, the Company’s net deferred tax asset increased to $66.7 million at September 30, 2010 as compared to $49.0 million at December 31, 2009.  The Company recognizes benefit or expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company’s State net operating loss (“NOL”) carryforward expires December 31, 2021 and the Federal NOL carryforward period expires December 31, 2029.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  A partial or total valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some or all of the deferred tax asset will be realized.  If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense.  Furthermore, income tax returns are subject to audit by the IRS and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.

Management considers both positive and negative evidence when considering the ability of the Company to utilize its net deferred tax asset.  For instance, the Company’s expenses related to the provision for loan losses and OREO valuations have been well above historic levels while, at the same time, the Company’s core earnings(1) have continued to be strong despite recent deleveraging of the balance sheet.  Also as part of the analysis at the end of the third quarter, management considered the several capital initiatives under consideration, as well as the possible impact of various prudent and feasible tax planning strategies that could be employed in making this estimate.  Furthermore, management believed that once the Company works through the current credit cycle, including some of the challenges posed by the current economic conditions, that profitability will improve and based upon projections, management believed the deferred tax asset will be utilized.  While the exact duration of a credit loss cycle cannot be predicted, management developed this estimate after considering the government’s Supervisory Capital Assessment Program, SCAP, loss estimates along with internal projections.

At September 30, 2010, the Company was under examination with the Internal Revenue Service for the Company’s Federal income tax filing for the years 2007, 2008 and 2009.  The Company expects that the audit will be completed by the first quarter of 2011, but the Company does not anticipate any adjustments that would result in significant change to its financial position as a result of the audit.  It is reasonably possible that the gross balance of unrecognized tax benefits may change within the next twelve months.  Years that remain subject to examination include 2008 to present for Illinois and 2007 to present for federal and Illinois for the previous HeritageBanc Corporation that was acquired on February 8, 2008.

Management believed it has adequately accrued for all probable income taxes payable.  Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.  Should operating losses continue into the future, there can be no guarantee that a valuation allowance against the resultant deferred tax asset will not be necessary in future periods.  Management believed that recent credit losses directly impact current operating results and constitutes negative evidence, but not conclusive evidence that the deferred tax asset would not be realized.  After weighing positive and negative evidence, the strength of core earnings, management’s expectation of credit cycle losses, and available tax strategies, management recorded no valuation allowance for deferred tax assets was recorded at September 30, 2010 or December 31, 2009.  Management believed that it is more likely than not the entire deferred tax asset will be realized.

(1) Core earnings is a non-Gaap measure.  non-Gaap measures and ratios are defined on pages 57 and 58.

Financial Condition

Assets

Total assets decreased $298.8 million, or 11.5%, from December 31, 2009 to close at $2.30 billion as of September 30, 2010.  Loans decreased by $247.2 million, or 12.0%, as management continued to emphasize credit quality and demand from qualified borrowers continued to decline.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  As a result, the latter asset category increased $14.4 million, or 35.8%, in the first nine months of 2010.  Short and long-term securities that were available-for-sale decreased by $16.9 million and $60.9 million, respectively, in the first nine months of 2010.  At the same time, net cash equivalents decreased consistently and proportionately with the balance sheet deleveraging.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $60.9 million, $119.3 million and $57.5 million, or 6.6%, 43.9% and 8.9%, respectively, and management intends to make future reductions to portfolio concentrations in real estate in keeping with the requirements of the Memorandum of Understanding between the Bank and the Office of the Comptroller of the Currency (“the OCC”).

Management performed an annual review of the core deposit and other intangible assets in the first quarter of 2010.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of September 30, 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.  The core deposit and other intangible assets related to the Heritage Bank acquisition in February 2008 and were $8.9 million at acquisition as compared to $5.8 million as of September 30, 2010.

Loans

Total loans were $1.82 billion as of September 30, 2010, a decrease of $247.2 million from $2.06 billion as of December 31, 2009.  The decrease was primarily attributable to management’s continued emphasis on asset quality and capital management as well as declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $72.0 million in the first nine months of 2010.  In addition to the lack of strong borrower demand for credit, management also reduced asset size, including loans, to enhance capital regulatory capital ratios.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $60.9 million, $119.3 million and $57.5 million, or 6.6%, 43.6% and 8.9%, respectively.

Local trade and industry continue to be affected by the overall economic conditions experienced nationwide and the overall economic health of the communities in which the Company operates continues to be reflected in the loan portfolio generally.  Because the Company is located in a suburban growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.4% of the portfolio as of September 30, 2010 compared to 89.3% of the portfolio as of December 31, 2009.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in keeping with interagency risk management guidance.  Consistent with that commitment and management’s response to the Memorandum of Understanding with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management previously reorganized the lending function by targeted business units and continues to emphasize commercial and industrial lending and deemphasize real estate related lending while loan growth slows in adherence with management’s balance sheet deleverage strategy.  Actions to date have included strategic additions and changes to the lending staff as well as a prior realignment of resources.  Despite these efforts and in the absence of demand from qualified borrowers, both commercial and industrial and installment loans decreased $4.8 million, or 2.3%, and $4.3 million, or 43.4%, respectively, from December 31, 2009 to September 30, 2010.  In addition, there was $1.6 million in commercial and industrial loans that were charged off in the first nine months of 2010.

Securities

Securities available-for-sale totaled $168.4 million as of September 30, 2010, a decrease of $77.8 million, or 31.6%, from $246.2 million as of December 31, 2009.  The largest category decrease was in states and tax-exempt political subdivision with smaller decreases in the United States government agency securities (“U. S. Agencies”) and collateralized mortgage obligations (“CMO”).  States and tax-exempt political subdivision, decreased $63.9 million, or 76.6% as management reduced tax exempt income sources, and U.S. Agencies and CMO securities decreased $31.7 million, or 37.5%, and $9.4 million, or 40.4%, respectively, in the first nine months of 2010.  The decreases in United States Government Agency securities were primarily due to maturity and call activities with lesser reductions from sales whereas the decrease in CMO securities was attributable to the receipt of pass-through payments.  At the same time, United States government mortgage-backed securities increased by $27.8 million, or 64.9% as management consistent with the balance sheet deleveraging reinvested a portion of the other category sales proceeds into this category.

The net unrealized losses, net of deferred tax benefit, in the portfolio decreased by $1.0 million from $1.6 million as of December 31, 2009 to $2.6 million as of September 30, 2010.  Additional information related to securities available-for-sale is found in Note 3.

Deposits and Borrowings

Total deposits decreased $203.7 million, or 9.2%, during the nine months ended September 30, 2010, to close at $2.00 billion.  The deposit segments that declined the most in 2010 were interest bearing saving, NOW and money markets, which in the aggregate decreased $109.9 million, or 11.1%, followed by time certificates of deposits, which declined $95.5 million, or 10.6%.  The latter change occurred primarily due to management’s pricing strategy that required customers to have a core deposit relationship with the Bank to receive a higher rate.  The Bank continues to comply with the brokered deposit guidelines contained within its Memorandum of Understanding with the OCC.  As noted above, money market deposit and NOW accounts decreased by $73.6 million, from $392.5 million to $319.0 million, and $38.3 million, or 9.1%, respectively, during the first nine months of 2010.  At the same time, noninterest bearing demand deposits increased slightly by $1.6 million, or 0.5%, as did savings deposits ($2.0 million, or 1.1%).  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 2.04% in the first nine months of 2009 to 1.31%, or 73 basis points, in the first nine months of 2010.  Likewise, the average total cost of interest bearing liabilities decreased from 2.13% in the first nine months of 2009 to 1.49% in the first nine months of 2010, or 64 basis points.

As noted in prior quarterly reports, the Company also participates in the expanded FDIC TAG insurance coverage program that became available in November 2008 and is currently set to expire at December 31, 2010.  Pursuant to the Dodd-Frank Act, the unlimited FDIC insurance for non-interest bearing transaction accounts provided by the TAG program will be extended to all banks for 2011 and 2012.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America).  That credit facility began in January 2008 and was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly, and is based on, at the Company’s option, either the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage Bank, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2009 and September 30, 2010.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2010, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.  Additional details related to this credit facility and other borrowings are discussed in detail in Note 10.

Details relating to the $58.4 million of junior subordinated debentures, including the Company’s election to defer regularly scheduled interest payments, are discussed below and in detail in Note 11.  The debentures issued by Old Second Bancorp, Inc. are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.

The Company decreased its other short-term borrowings $50.6 million, or 92.0%, from December 31, 2009.  Most of this reduction resulted from the Bank’s decrease in advances from the Federal Home Loan Bank of Chicago (“FHLBC”) advances as new loan originations to qualified borrowers continued to be limited.

Capital

As of September 30, 2010, total stockholders’ equity was $161.6 million, which was a decrease of $35.6 million, or 18.1%, from $197.2 million as of December 31, 2009.  This decrease was primarily attributable to the net loss from operations in the first nine months of 2010.  As discussed in Note 19 of the financial statements included in the quarterly report, the United States Department of the Treasury (the “Treasury”) completed its investment in the Company in January 2009 and these proceeds continue to be included as part of Tier 1 capital.  Additionally, the Company injected $33.5 million of the Company’s proceeds from that Treasury investment in the Series B fixed rate cumulative perpetual preferred stock into the Bank in January 2009.  The Company injected $21.5 million into the Bank on February 23, 2010 and $12.0 million on September 27, 2010 as part of its capital plan.  As of September 30, 2010, the Series B fixed rate cumulative perpetual preferred stock and warrants to purchase common stock of the Company that were issued to the Treasury are valued at $69.7 million and $4.8 million, respectively.  The fair value ascribed to the warrants is carried in additional paid-in capital.

Bank regulatory agencies have adopted capital standards by which all banks are evaluated.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  As of September 30, 2010, the Company’s percentage of regulatory total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage ratios decreased to 11.37%, 7.64%, and 6.30%, respectively, as compared to 13.26%, 9.96%, and 8.48%, respectively, at December 31, 2009.  As noted above, the Company injected $12.0 million of additional capital into the Bank in the third quarter of 2010 as part of its capital plan, and the same capital ratios at the Bank were 11.41%, 10.13%, and 8.38%, respectively, at September 30, 2010 as compared to 11.57%, 10.30%, and 8.89%, respectively, at December 31, 2009.

While the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” at September 30, 2010, it was not in compliance with one of the heightened capital ratios that it has agreed to maintain pursuant to an understanding with the OCC.  Specifically, the Bank’s board of directors agreed to meet by December 31, 2009, and thereafter maintain, a Tier 1 capital ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them as of March 31, 2010, but with the net loss incurred during the second quarter of 2010, the Bank was not in compliance with the heightened capital ratios as of June 30, 2010.  As disclosed above, the Bank increased the total capital to risk weighted assets ratio at September 30, 2010 and is in compliance, however, the Bank is not in compliance with the heightened Tier 1 leverage ratio.  The Company does not anticipate that its operations will be materially impacted in the near term by the fact that the Bank’s Tier 1 leverage ratio was below the heightened level that it has agreed to maintain.  It is unknown at this time what actions, if any, the OCC or other bank regulatory agencies may take in connection with the Bank not achieving this agreed-upon capital ratio.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2010, and December 31, 2009.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total capital to risk weighted assets
Consolidated	$217,501	11.37%	$153,035	8.00%	N/A	N/A
Old Second National Bank	218,396	11.41	153,126	8.00	$191,408	10.00%
Tier 1 capital to risk weighted assets
Consolidated	146,170	7.64	76,529	4.00	N/A	N/A
Old Second National Bank	193,921	10.13	76,573	4.00	114,859	6.00
Tier 1 capital to average assets
Consolidated	146,170	6.30	92,806	4.00	N/A	N/A
Old Second National Bank	193,921	8.38	92,564	4.00	115,705	5.00

December 31, 2009:
Total capital to risk weighted assets
Consolidated	$294,761	13.26%	$177,835	8.00%	N/A	N/A
Old Second National Bank	256,927	11.57	177,650	8.00	$222,063	10.00%
Tier 1 capital to risk weighted assets
Consolidated	221,520	9.96	88,964	4.00	N/A	N/A
Old Second National Bank	228,730	10.30	88,827	4.00	133,241	6.00
Tier 1 capital to average assets
Consolidated	221,520	8.48	104,491	4.00	N/A	N/A
Old Second National Bank	228,730	8.89	102,916	4.00	128,645	5.00

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of September 30, 2010, Trust preferred proceeds of $54.7 million qualified as Tier 1 regulatory capital and $1.9 million qualified as Tier 2 regulatory capital.  Total trust preferred proceeds of $56.6 million are qualified as Tier 1 regulatory capital as of December 31, 2009.

Because of the deferral on the subordinated debentures, the Trusts will defer regularly scheduled dividends on the trust preferred securities.  The Company also announced its intention to suspend quarterly cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B issued to the U.S. Department of the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The Company’s board of directors has made this determination in consultation with the Federal Reserve.

Under the terms of the subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock.  Under the terms of the TARP Preferred Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the TARP Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while TARP Preferred Stock dividends are in arrears.

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets also decreased to 3.75% and 1.14%, respectively, at September 30, 2010 as compared to 4.69% and 4.31%, respectively, at December 31, 2009.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)
	As of September 30,
	2010	2009
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$161,569	$210,815
Tier 1 adjustments:
Trust preferred securities	54,740	56,625
Cumulative other comprehensive income	2,652	(1,579)
Disallowed goodwill and intangible assets	(5,807)	(6,946)
Disallowed deferred tax assets	(66,739)	(18,737)
Other	(245)	(158)
Tier 1 capital	$146,170	$240,020

Total regulatory capital
Tier 1 capital	$146,170	$240,020
Tier 2 additions:
Allowable portion of allowance for loan losses	24,453	29,078
Subordinated debt	45,000	45,000
Other Tier 2 capital components	1,878	(8)
Total regulatory capital	$217,501	$314,090

Tangible common equity
Total stockholders’ equity	$161,569	$210,815
Less: Preferred equity	69,695	68,827
Goodwill and intangible assets	5,807	6,946
Tangible common equity	$86,067	$135,042

Tier 1 common equity
Tangible common equity	$86,067	$135,042
Tier 1 adjustments:
Cumulative other comprehensive income	2,652	(1,579)
Deferred tax liabilities on intangible assets	—	—
Other	(66,984)	(18,895)
Tier 1 common equity	$21,735	$114,568

Tangible assets
Total assets	$2,297,904	$2,699,094
Less:
Goodwill and intangible assets	5,807	6,946
Tangible assets	$2,292,097	$2,692,148

Total risk-weighted assets
On balance sheet	$1,840,794	$2,190,487
Off balance sheet	71,727	106,795
Total risk-weighted assets	$1,912,521	$2,297,282

Average assets
Total quarterly average assets	$2,319,257	$2,707,577

In addition, management believes the presentation of other financial measures such as core earnings, which excludes taxes, provisions for loan losses, income and expenses associated with other real estate owned, and other nonrecurring items as detailed immediately below, provides useful supplemental information that is helpful in understanding our financial results.  Management considers this information useful since certain items such as provisions for loan losses and other real estate owned activities in the current credit cycle are well above historic levels.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Core earnings
Pre-tax (loss) earnings	$(1,224)	$1,346	$(55,184)	$(94,340)
Excluding impact of:
Other real estate owned	4,726	1,693	16,541	5,554
Provision for loan losses	11,825	9,650	75,668	66,575
Death benefit realized on bank owned life insurance	(938)	—	(938)	—
Litigation related income	(2,645)	—	(2,645)	—
Goodwill impairment charge	—	—	—	57,579
Core Earnings	$11,744	$12,689	$33,442	$35,368

Earnings per core diluted share
Average diluted number of shares	14,028,832	13,936,458	14,085,198	13,900,749
Core diluted earnings per share	$0.84	$0.91	$2.37	$2.54

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors and tests borrowing capacity as part of its liquidity management process.  Additionally, the $73.0 million cash proceeds from the Treasury discussed above was a new source of liquidity that became available to the Company in January 2009.

Net cash inflows from operating activities were $53.0 million during 2010, compared with net cash inflows of $40.2 million in 2009.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both 2010 and 2009.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for 2010 and outflow for 2009.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $206.6 million in 2010, compared to $224.4 million in 2009.  In 2010, securities transactions accounted for a net inflow of $61.1 million, and net principal received on loans accounted for a net inflow of $132.6 million.  Likewise in 2009, securities transactions and net principal received on loans accounted for net inflows of $170.5 million, and $51.1 million, respectively.

Net cash outflows from financing activities in the first nine months of 2010, were $269.5 million as compared with $219.6 million in the first nine months of 2009.  Significant cash outflows from financing activities in both 2010 and 2009 included reductions of $50.6 million and $164.8 million in other short-term borrowings, which consists primarily of Federal Home Loan Bank advances.  Repayments of notes payable and net reductions in securities sold under repurchase agreements were $19.8 million and $24.5 million, respectively, in the first nine months of 2009 and the reduction in net securities sold under repurchase agreement activity used $12.1 million in the 2010.  Consistent with the Company’s previously disclosed balance sheet deleverage and deposit strategy, a major financing outflow in the first nine months of 2010 was a net deposit decrease of $203.7 million as compared to a net deposit outflow of $51.5 million in the first nine months of 2009.  The largest financing cash inflow in the first nine months of 2009, however, was the $73.0 million in proceeds received from the preferred stock and warrants issued to the Treasury in January 2009.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures from September 30, 2010 are outlined in the table below.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 50, 100, and 200 basis points and no change in the slope of the yield curve.  As of September 30, 2010, the 100 basis point section of the table does not show model changes for a basis point decrease of that size due to the low interest rate environment at that time.  For the same reason, the 200 basis point section of the table does not show model changes for a basis point decrease of that size during either period presented:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-200	-100	-50	+50	+100	+200
September 30, 2010
Dollar change	N/A	N/A	$70	$258	$510	$1,300
Percent change	N/A	N/A	+0.1%	+0.3%	+0.7%	+1.7%

December 31, 2009
Dollar change	N/A	$125	$112	$83	$101	$263
Percent change	N/A	+0.1%	+0.1%	+0.1%	+0.1%	+0.3%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of

September 30, 2010, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A of Part I of the Company’s Form 10-K.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

We had net deferred tax assets of $66.7 million as of September 30, 2010.  Deferred tax assets and liabilities represent the tax impact of the differences between the book and tax basis of assets and liabilities.  We are required under GAAP to periodically assess our deferred tax assets to determine if they are realizable.  Factors in our determination include the ability to carry back or carry forward net operating losses and the performance of our business, including our ability to generate taxable income from operations and tax planning strategies.  If, based on available information, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to net income, which ultimately affects our total stockholders’ equity.

We did not establish a valuation allowance against our deferred tax assets as of September 30, 2010, as we believed that it was more likely than not that all of our net deferred tax assets would be realized in future periods.  However, we have incurred net losses for the past four quarters, which increases the possibility that we may conclude in the future that it is more likely than not that the deferred tax asset will not be fully realized and thus be required to recognize a valuation allowance against our deferred tax assets in one or more future periods.  Any such valuation allowance generally would not affect our regulatory capital ratios, but would negatively impact our earnings and capital position from a GAAP perspective.  The determination of whether a valuation allowance to our deferred tax assets is necessary requires us to apply significant judgment and is inherently subjective because it requires us to assess the probability of future circumstances occurring.

The Bank’s regulatory capital ratios as of September 30, 2010 were not in compliance with the heightened ratios that it agreed with the OCC to maintain.  Failure to comply with such heightened ratios could result in additional enforcement actions against the Bank.

As previously discussed, we have agreed with the OCC to maintain the regulatory capital ratios of the Bank at levels in excess of the general minimums required to be considered “well capitalized” under OCC regulations.  Specifically, the Bank’s board of directors agreed to meet by December 31, 2009, and thereafter maintain, a Tier 1 capital ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them as of March 31, 2010.  However, because of the net losses incurred during the second and third quarters of 2010, the Bank’s Tier 1 capital ratio declined to 8.38% and its total risk-based capital ratio declined to 11.41%.  Accordingly, the Bank was not in compliance with the heightened Tier 1 capital ratio as of September 30, 2010.  We currently do not anticipate that our operations will be materially impacted in the near term by the fact that the Bank’s Tier 1 capital ratio was below the heightened level that it agreed to maintain.  It is unknown at this time what actions, if any, the OCC or other bank regulatory agencies may take in connection with the Bank not achieving this agreed-upon capital ratio.  The fact that the Bank is not in compliance with this heightened ratio could increase the possibility of the Bank becoming subject to additional enforcement actions in the future.  If the Bank were to become subject to additional enforcement actions, our business, financial condition and results of operations could be negatively impacted.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions, which will affect smaller institutions such as ours in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Act and assessing its probable impact on our business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and its subsidiary banks at this time.

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

DATE: November 9, 2010