Form 10-K
period 2010-12-31
OLD SECOND BANCORP INC
filed 2011-03-16
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26.5 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 14,058,425 at March 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended December 31, 2010 are incorporated by reference into Parts I, II and IV.

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

•                  Station II, LLC, a wholly owned subsidiary of Old Second National Bank, which was formed in August 2008 to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted.

•                  River Street Advisors, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in August 2010 to provide investment advisory/management services.

Inter-company transactions and balances are eliminated in consolidation. The Company provided financial services through its twenty-seven banking locations that are located throughout the Chicago metropolitan area.  These locations included retail offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois as of December 31, 2010.  The Company expanded its franchise into Cook County and the traditionally higher growth markets of the south Chicago suburbs by adding additional retail locations through acquisition in February 2008.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses includes the customary consumer and commercial products and services that banks provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as Internet banking and corporate cash management products including remote deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts.  Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, construction, inventory and real estate lending. Installment lending includes direct and indirect loans to consumers and commercial customers.  Additionally, the Bank provides a wide range of trust, investment, agency, and custodial services for individual, corporate, and not-for-profit clients. These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  The Bank also originates residential mortgages, offering a wide range of products including conventional, government, and jumbo loans. Secondary marketing of those mortgages is also handled at the Bank.

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the Company’s management in deciding how to allocate resources and assess performance.  Public companies are required to report certain financial information about operating segments.  The Company’s management evaluates the operations of the Company as one operating segment, Community Banking.  As a result, disclosure of separate segment information is not required.  The Company offers the products and services described above to its external customers as part of its customary banking business.

Market Area

The Bank is the principal operating subsidiary of the Company.  The Bank’s primary market area is Aurora, Illinois, its surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking offices in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  Based upon the most recent 2009 U.S. census estimates, these counties together represent a market of more than 2.4 million people.  Likewise, the City of Aurora has a reported population of 197,889 residents per 2010 recently released U.S. census data.  Aurora is the second largest city in the State of Illinois located primarily in Kane County but also areas in DuPage, Will and Kendall counties.  Aurora saw a 38% population increase from the 2000 U.S. census count.

Lending Activities

In 2009, the Company received an investment from the U.S. Department of Treasury through the Capital Purchase Program.  While the Company remains committed to using these funds to enable the Bank to continue to make loans to qualified borrowers in its market areas, management of capital and existing asset quality was emphasized over generating loan growth throughout 2010.  In addition, management intends to make future reductions to portfolio concentrations in real estate in keeping with the requirements of the Memorandum of Understanding between the Bank and the OCC provided in Note 20 “Regulatory & Capital Matters” and Note 26 “Regulatory Matters” to the Consolidated Financial Statements.  In 2010, the Bank originated approximately $488.1 million in loans, which included residential mortgage loans of just over $357.3 million that were subsequently sold to investors.

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

As of December 31, 2010, residential mortgages made up approximately 33% of its loan portfolio, commercial real estate loans comprised approximately 49%, construction lending comprised approximately 8%, general commercial loans comprised approximately 10%, and consumer and other lending comprised less than 1%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides, or his property is located, in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of its credit services throughout its primary market area, including low- and moderate-income areas.

Commercial Loans.  As noted above, the Bank is an active commercial lender, primarily located in the Chicago metropolitan area.  The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for one year and have floating rates.  Commercial term loans range principally from one to eight years with the majority falling in the one to five year range.  Interest rates are primarily fixed although some have interest rates that change based on the Prime Rate or LIBOR.  There was relatively no change in the percentage of the portfolio attributed to commercial loans in 2010.  While management would like to continue to diversify the loan portfolio, overall demand for working capital and equipment financing was muted in our primary market areas in 2010.  Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  A large portion of the loan portfolio is comprised of commercial real estate loans.  As of December 31, 2010 approximately $387.0 million, or 47.1%, of the total commercial real estate loan portfolio of $821.1 million was to owner occupied borrowers.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties, and repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  The Bank is not focused on commercial real estate lending at this time.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigates these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with the borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  The Bank originates loans to finance the construction of residential and commercial properties located in its market area although such activity was limited in the current economic environment, as such loans in this category decreased from $273.7 million at December 31, 2009 to $129.6 million at December 31, 2010.  The Bank uses underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to locally known markets and construction lending is typically based upon cost supplemented by information based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project, and identification of a cash flow source to service the permanent loan, or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Construction loans have traditionally afforded the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties.  These higher yields corresponded to the higher risks management estimated to be associated with construction lending.

Construction development loans involve additional risks and few new development loans are being sought in the current economic environment.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas were being suburbanized.  This type of growth presents some economic risks should a sustained shift occur in the local demand for housing as has occurred in conjunction with recent economic conditions.  The Bank has attempted to address these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and by limiting the amount of construction development lending.  Activity in this sector slowed considerably with the downward economic trends in real estate and other markets that the Company has experienced since 2008.  With the current rates of unemployment and downward valuations in this and other real estate sectors, the Company anticipates that both demand and lending activity will continue to be flat in 2011.  Very few construction loans were made in 2009 and 2010 compared to prior years due to the unfavorable economic environment for new home sales.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to Federal National Mortgage Association (“FNMA”), several large financial institutions, and to other investors and periodically retains servicing rights for sold mortgages.  Management believes that selling of mortgage servicing can provide the Company with a relatively steady source of income.  The periodic retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.  Home equity lending has continued to slow in the past year but is still a significant portion of the Bank’s business.

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

The Bank is subject to vigorous competition from other financial institutions in the market.  The bank operated 27 branches and 1 satellite facility in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage and southwestern Cook County as of December 31, 2010.  As of June 30, 2010, the bank was the deposit market leader in Kane and Kendall counties where it has a concentrated number of branches, facing competition from over 216 branches representing 43 different FDIC financial institutions per June 30, 2010 FDIC share of deposit data.  The Bank’s branches in the remaining counties face many of these same competitors as well as competition from other non-FDIC insured credit unions and financial service firms.  Competition for residential mortgage lending also includes a number of mortgage brokerage operations as well as traditional banks, thrifts and credit unions.  The Bank’s wealth management division includes traditional trust services as well as investment advisory, brokerage, and employee benefit administration services.  This diverse array of products and services allows us to compete against other larger banks as well as specialized brokerage companies.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services without having a physical presence in our market.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2010, the Company employed 522 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company’s employees are covered by a collective bargaining agreement with the Company.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company.  The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury Department to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and Old Second National Bank (the “Bank”).  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict.  See “—Financial Regulatory Reform” below.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail.  The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks.  It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products.  In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years.  It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time.  As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis.  Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels.  As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets.  As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  See “—The Bank—Enforcement Actions” for a discussion regarding the heightened capital requirements that the Bank has agreed to maintain.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action.  A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under “— The Bank — Enforcement Actions,” the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2010, the Bank exceeded the heightened total capital to total risk-weighted assets ratio to which it had agreed, but was not in compliance with the agreed-upon Tier 1 capital to total assets ratio.  As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Basel III.  The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019.  The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.  Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve and OCC, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States.  In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  At present, the Company is not operating as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

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

Dividends.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”).  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Given recent developments concerning the Bank described further below, the Federal Reserve has notified the Company that it will place restrictions on its ability to pay dividends.

Furthermore, the Company’s ability to pay dividends on its common stock is restricted by the terms of certain of its other securities.  For example, under the terms of certain of the Company’s junior subordinated debentures, it may not pay dividends on its capital stock unless all accrued and unpaid interest payments on the subordinated debentures have been fully paid.  Additionally, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.  On August 31, 2010, the Company announced that it had elected to begin deferring the interest payments due on the junior subordinated debentures described above, as well as the dividend payments due on the CPP Preferred Stock, and therefore may not pay common stock dividends until such time as these deferred payments have been made in full.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the Company is publicly traded.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks.  The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Enforcement Actions.  On October 20, 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the OCC, in which the Bank agreed, among other things, to: (i) implement a variety of programs and policies to reduce its level of credit risk, including a policy to address certain concentrations of credit; and (ii) limit its amount of brokered deposits to 4.50% of total deposits, unless the prior written consent of the OCC is granted to exceed such level.  In addition to the MOU, the Bank also agreed with the OCC to maintain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  Specifically, the Bank’s board of directors agreed to achieve a minimum Tier 1 capital to total assets ratio of 8.75% and a minimum total capital to total risk-weighted assets ratio of 11.25% by December 31, 2009, and to maintain such minimum ratios thereafter.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them through March 31, 2010.  However, at December 31, 2010, these regulatory capital ratios were 8.10% and 11.63%, respectively, and therefore the Bank was not in compliance with the required ratio of Tier 1 capital to total assets.  As a result of the Bank’s failure to be in full compliance with the agreed-upon capital ratios, as well as the Bank’s continuing financial difficulties and heightened levels of nonperforming loans, management expects that the OCC will replace the current MOU with a formal regulatory enforcement action.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 31, 2009, the Bank paid the FDIC $20.1 million in prepaid assessments.  An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target.  Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013.  This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on

December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2010, the Bank paid supervisory assessments to the OCC totaling $691,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Importance of Capital,” as well as “—Enforcement Actions.”

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable OCC guidelines as of December 31, 2010, but failed to comply with one of two heightened regulatory capital requirements to which it agreed.  No dividends were available to be paid by the Bank as of December 31, 2010.  The OCC may prohibit the payment of dividends generally by a Bank if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.”  The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

As described in further detail above, the Bank is currently subject to a MOU with the OCC pursuant to which it has agreed to implement a variety of programs and policies to reduce its level of credit risk.  In addition, the Bank agreed to maintain certain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  As a result of the Bank’s failure to be in full compliance with the agreed-upon capital ratios as of December 31, 2010, as well as the Bank’s continuing financial difficulties and heightened levels of nonperforming loans, management expects that the OCC will replace the current MOU with a formal regulatory enforcement action.  See “— Enforcement Actions” for further detail.

Branching Authority.  National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.  Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion.  However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

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

Transaction Account Reserves.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services.  There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business.  Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011.  In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Bureau has examination and enforcement authority over providers with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount.  Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process.  Legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure.  While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud.

Attorney General Lisa Madigan proposed a foreclosure bill in November 2010, which would require banks, among other requirements, to: (i) comply with applicable federal, State, local or contractual loss mitigation program, and if no program results in a modification, the bank must review the mortgage under the other programs utilized by the bank; (ii) prove that the affiant has personal knowledge of the facts; (iii) produce detailed affidavits on efforts to find missing notes; (iv) provide a loss mitigation affidavit describing steps a bank took to assess a mortgage loan’s eligibility for modification under designated federal programs.  Proceedings must be stayed until the court determines that a lender has complied with these requirements.  The Bank cannot predict whether such legislation will be passed or the impact, if any, it would have on the Bank’s business.  In the meantime, the Illinois Department of Financial and Professional Regulation released a press release on December 14, 2010 seeking voluntary compliance from Illinois lenders and loan servicers to a 9-point affidavit plan to ensure the integrity of foreclosure affidavits.

GUIDE 3 STATISTICAL DATA REQUIREMENTS

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the 2010 Annual Report incorporated herein by reference (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2010 ,2009 and 2008

	2010			2009			2008
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$64,894	$156	0.24%	$16,928	$39	0.23%	$1,310	$44	3.30%
Federal funds sold	2,009	3	0.15	15,060	17	0.11	10,032	146	1.43
Securities:
Taxable	154,485	4,766	3.09	193,952	8,526	4.40	326,542	15,745	4.82
Non-taxable (tax equivalent)	45,435	2,761	6.08	135,644	8,046	5.93	151,408	9,134	6.03
Total securities	199,920	7,527	3.77	329,596	16,572	5.03	477,950	24,879	5.21
Dividends from FRB and FHLB stock	13,467	251	1.86	13,044	225	1.72	10,816	83	0.77
Loans and loans held-for-sale (1)	1,909,064	99,791	5.16	2,224,759	118,818	5.27	2,192,540	136,187	6.11
Total interest earning assets	2,189,354	107,728	4.85	2,599,387	135,671	5.16	2,692,648	161,339	5.91
Cash and due from banks	37,670	—	—	42,935	—	—	49,916	—	—
Allowance for loan losses	(74,487)	—	—	(57,976)	—	—	(22,058)	—	—
Other noninterest-bearing assets	273,819	—	—	228,875	—	—	200,085	—	—
Total assets	$2,426,356			$2,813,221			$2,920,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$402,954	1,125	0.28	$361,806	1,287	0.36	$291,274	2,699	0.93
Money market accounts	356,627	2,243	0.63	439,325	4,334	0.99	554,358	11,194	2.02
Savings accounts	185,175	699	0.38	152,671	838	0.55	110,426	620	0.56
Time deposits	840,647	18,795	2.24	1,092,598	32,886	3.01	1,085,924	42,046	3.87
Total interest bearing deposits	1,785,403	22,862	1.28	2,046,400	39,345	1.92	2,041,982	56,559	2.77
Securities sold under repurchase agreements	14,883	28	0.19	29,782	140	0.47	45,183	837	1.85
Federal funds purchased	—	—	0.00	15,938	78	0.48	45,420	1,372	2.97
Other short-term borrowings	5,095	18	0.35	44,734	296	0.65	137,800	2,593	1.85
Junior subordinated debentures	58,378	4,309	7.38	58,378	4,287	7.34	58,295	4,281	7.34
Subordinated debt	45,000	838	1.84	45,000	1,245	2.73	40,451	1,831	4.45
Notes payable and other borrowings	500	13	2.56	4,966	122	2.42	23,988	940	3.85
Total interest bearing liabilities	1,909,259	28,068	1.47	2,245,198	45,513	2.03	2,393,119	68,413	2.85
Noninterest bearing deposits	322,480	—	—	314,436	—	—	312,943	—	—
Accrued interest and other liabilities	18,767	—	—	18,682	—	—	18,419	—	—
Stockholders’ equity	175,850	—	—	234,905	—	—	196,110	—	—
Total liabilities and stockholders’ equity	$2,426,356			$2,813,221			$2,920,591
Net interest income (tax equivalent)		$79,660			$90,158			$92,926
Net interest income (tax equivalent) to total earning assets			3.64%			3.47%			3.45%
Interest bearing liabilities to earnings assets	87.21%			86.37%			88.88%

(1)          Interest income from loans is shown tax equivalent as discussed below and includes fees of $2,546,000, $3,329,000 and $4,006,000 for 2010, 2009 and 2008, respectively. Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2010	2009	2008
Interest income (GAAP)	$106,681	$132,650	$157,927
Taxable equivalent adjustment - loans	81	205	215
Taxable equivalent adjustment - securities	966	2,816	3,197
Interest income (TE)	107,728	135,671	161,339
Less: interest expense (GAAP)	28,068	45,513	68,413
Net interest income (TE)	$79,660	$90,158	$92,926
Net interest and income (GAAP)	$78,613	$87,137	$89,514
Net interest income to total interest earning assets	3.59%	3.35%	3.32%
Net interest income to total interest earning assets (TE)	3.64%	3.47%	3.45%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities.  The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax-equivalent basis using a 35% rate as per the note to the analysis of averages balance table on page 25.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$115	$2	$117	$(5)	$—	$(5)
Federal funds sold	(22)	8	(14)	154	(283)	(129)
Securities:
Taxable	(1,525)	(2,235)	(3,760)	(5,929)	(1,290)	(7,219)
Tax-exempt	(5,487)	202	(5,285)	(937)	(151)	(1,088)
Dividends from FRB and FHLB Stock	7	19	26	20	122	142
Loans and loans held-for-sale	(16,549)	(2,478)	(19,027)	2,072	(19,441)	(17,369)
TOTAL EARNING ASSETS	(23,461)	(4,482)	(27,943)	(4,625)	(21,043)	(25,668)

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	182	(344)	(162)	914	(2,326)	(1,412)
Money market accounts	(715)	(1,376)	(2,091)	(1,980)	(4,880)	(6,860)
Savings accounts	298	(437)	(139)	232	(14)	218
Time deposits	(6,661)	(7,430)	(14,091)	260	(9,420)	(9,160)
Securities sold under repurchase agreements	(51)	(61)	(112)	(219)	(478)	(697)
Federal funds purchased	(39)	(39)	(78)	(565)	(729)	(1,294)
Other short-term borrowings	(182)	(96)	(278)	(1,173)	(1,124)	(2,297)
Junior subordinated debentures	—	22	22	6	—	6
Subordinated debt	—	(407)	(407)	240	(826)	(586)
Notes payable and other borrowings	(117)	8	(109)	(556)	(262)	(818)
INTEREST BEARING LIABILITIES	(7,285)	(10,160)	(17,445)	(2,841)	(20,059)	(22,900)
NET INTEREST INCOME	$(16,176)	$5,678	$(10,498)	$(1,784)	$(984)	$(2,768)

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury	$1,501	$1,521	$1,499	$1,523	$1,496	$1,568
U.S. government agencies	37,810	37,426	84,265	84,452	95,290	96,355
U.S. government agency mortgage-backed	75,257	76,731	41,175	42,800	86,062	87,250
States and political subdivisions	17,538	17,854	81,801	83,338	150,313	151,593
Collateralized mortgage obligations	3,817	3,996	22,246	23,151	58,684	59,270
Collateralized debt obligations	17,869	11,073	17,834	10,883	17,834	10,267
Equity securities	49	46	99	94	99	83
	$153,841	$148,647	$248,919	$246,241	$409,778	$406,386

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

SECURITIES AVAILABLE FOR SALE MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2010:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$—	0.00%	$1,521	1.34%	$—	—	$—	0.00%	$1,521	1.34%
U.S. government agencies	1,754	0.61%	—	0.00%	35,672	3.02%	—	0.00%	37,426	1.74%
States and political subdivisions	4,374	3.03%	2,900	3.44%	3,747	4.87%	6,833	4.73%	17,854	4.13%
	6,128	2.34%	4,421	2.69%	39,419	3.19%	6,833	4.73%	56,801	3.25%
Mortgage-backed securities and collateralized mortgage obligations									80,727	3.53%
Collateralized debt obligations									11,073	1.62%
Equity securities									46	0.16%
	$6,128	2.34%	$4,421	2.69%	$39,419	3.19%	$6,833	4.73%	$148,647	3.20%

As of December 31, 2010, net unrealized losses of $5,194,000, offset by deferred income taxes of $2,064,000, resulted in a decrease in equity capital of $3,130,000.  As of December 31, 2009, net unrealized losses of $2,678,000, offset by deferred income taxes of $1,073,000, resulted in a decrease in equity capital of $1,605,000.  At December 31, 2010, the collateralized debt obligations held, as issued by Trapeza CDO XIII, Ltd, were greater than 10% of stockholders’ equity.  Additional detailed information related to these securities is provided in Part II, Item 8, Financial Statements and Supplementary Data —Note 4 of the Notes to the Consolidated Financial Statements.  At December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, greater than 10% of stockholders’ equity

LOAN PORTFOLIO

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2010	2009	2008	2007	2006
Commercial and industrial	$173,718	$206,779	$243,272	$196,392	$174,964
Real estate - commercial	821,101	925,013	928,747	660,608	624,289
Real estate - construction	129,601	273,719	373,371	371,436	354,518
Real estate - residential	556,609	642,335	700,595	633,682	586,393
Installment	5,587	10,447	19,972	20,356	16,556
Overdraft	739	830	761	714	551
Lease Financing Receivables	2,774	3,703	4,396	7,922	6,641
Gross loans	1,690,129	2,062,826	2,271,114	1,891,110	1,763,912
Allowance for loan losses	(76,308)	(64,540)	(41,271)	(16,835)	(16,193)
Loans, net	$1,613,821	$1,998,286	$2,229,843	$1,874,275	$1,747,719

The above loan total includes net unearned and deferred loan fees and costs.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2010:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate
Commercial and industrial	$116,652	$35,090	$13,053	$8,805	$118
Real estate - commercial	167,008	474,838	110,877	46,547	21,831
Real estate - construction	81,337	32,365	11,425	3,429	1,045
Real estate - residential	51,977	121,897	87,871	38,493	256,371
Installment	1,721	2,780	1,086	—	—
Overdraft	739	—	—	—	—
Lease financing receivables	7	2,767	—	—	—
Total	$419,441	$669,737	$224,312	$97,274	$279,365

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 89.2% and 89.3% of the portfolio at December 31, 2010 and 2009, respectively.  The Company had no concentration of loans exceeding 10% of total loans, which were not otherwise disclosed as a category of loans at December 31, 2010.

NONPERFORMING ASSETS

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2010	2009	2008	2007	2006
Nonaccrual loans	$212,225	$174,978	$106,510	$5,346	$1,632
Restructured loans	15,637	14,171	—	—	—
Loans past due 90 days or more and still accruing interest	1,013	561	2,119	625	583
Total nonperforming loans	228,875	189,710	108,629	5,971	2,215
Other real estate owned	75,613	40,200	15,212	—	48
Receivable from foreclosed loan participation	—	1,505	—	—	—
Receivable from swap terminations	3,520	—	—	—	—
Total nonperforming assets	$308,008	$231,415	$123,841	$5,971	$2,263

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income. Interest accrued in prior years but not collected is charged against the allowance for loan losses. Interest income of approximately $4,382,000, $3,898,000, and $4,064,000 was recorded during 2010, 2009, and 2008, respectively on loans in nonaccrual status at year-end.  Interest income, which would have been recognized during 2010, 2009, and 2008, had these loans been on an accrual basis throughout the year, was approximately $17,234,000, $13,189,000, and $7,714,000, respectively.  As of December 31, 2010 and 2009, there were $10,689,000 and $14,171,000 in restructured residential mortgage loans that were still accruing interest based upon their prior performance history.  There were no accruing troubled debt restructurings prior to December 31, 2009.  Additionally, the non-accrual loans above includes $23,175,000 and $31,593,000 in restructured loans for the period ending December 31, 2010 and 2009.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2010	2009	2008	2007	2006
Average total loans (exclusive of loans held-for-sale)	$1,900,604	$2,206,189	$2,181,675	$1,825,176	$1,748,328

Allowance at beginning of year	64,540	41,271	16,835	16,193	15,329
Addition resulting from acquisition	—	—	3,039	—	—
Charge-offs:
Commercial and industrial	2,247	3,493	115	185	243
Real estate - commercial	29,665	4,148	1,277	51	—
Real estate - construction	39,321	60,173	6,146	—	—
Real estate - residential	13,216	6,238	1,420	16	73
Installment and other loans	560	926	426	817	572
Total charge-offs	85,009	74,978	9,384	1,069	888
Recoveries:
Commercial and industrial	320	22	202	286	151
Real estate - commercial	900	—	4	—	—
Real estate - construction	3,675	1,123	16	7	—
Real estate - residential	1,799	47	—	8	80
Installment and other loans	415	340	244	222	277
Total recoveries	7,109	1,532	466	523	508
Net charge-offs	77,900	73,446	8,918	546	380
Provision for loan losses	89,668	96,715	30,315	1,188	1,244
Allowance at end of year	$76,308	$64,540	$41,271	$16,835	$16,193

Net charge-offs to average loans	4.10%	3.33%	0.41%	0.03%	0.02%
Allowance at year end to average loans	4.01%	2.93%	1.89%	0.92%	0.93%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2010		2009		2008		2007		2006
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and industrial	$6,764	10.3%	$4,547	10.0%	$2,912	10.7%	$2,577	10.4%	$2,252	9.9%
Real estate - commercial	42,242	48.5%	24,598	44.8%	13,741	40.9%	5,947	34.9%	7,403	35.4%
Real estate - construction	18,344	7.7%	29,895	13.3%	20,546	16.5%	5,403	19.7%	3,816	20.1%
Real estate - residential	6,999	33.0%	3,770	31.2%	2,365	30.8%	358	33.5%	751	33.2%
Installment	880	0.3%	703	0.5%	557	0.9%	1,067	1.1%	506	1.0%
Lease financing receivables	—	0.2%	—	0.2%	50	0.2%	—	0.4%	—	0.4%
Unallocated	1,079	—	1,027	—	1,100	—	1,483	—	1,465	—
Total	$76,308	100.0%	$64,540	100.0%	$41,271	100.0%	$16,835	100.0%	$16,193	100.0%

The allowance for loan losses is a valuation allowance for credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, federal regulatory authorities, as part of the examination process, periodically review the allowance for loan losses.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses

Potential Problem Loans

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled board of directors meetings of Old Second National Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as substandard assets include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  The Company’s loan policy definition of a problem loan is described in the management discussion and analysis of the 2010 annual report (exhibit 13.1) under specific allocations on page 18.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as valueless assets and have been charged off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

Management’s determination as to the classification of assets and the amount of estimated valuation allowances is subject to review by the Office of the Comptroller of the Currency, Old Second National Bank’s primary regulator, which can also order the establishment of additional specific or general loss allowances.  There can be no assurance that regulators, in reviewing the loan portfolio, will not request us to materially adjust our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly and makes changes as needed, and reports those results at meetings of our Audit Committee.  However, there can be no assurance that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.  Management defines potential problem loans as performing loans rated substandard, that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES,

AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,112,962	$—	$—	$—	$1,112,962
Certificates of deposit	426,429	276,307	92,830	—	795,566
Securities sold under repurchase agreements	2,018	—	—	—	2,018
Other short-term borrowings	4,141	—	—	—	4,141
Junior subordinated debentures	—	—	—	58,378	58,378
Subordinated debt	—	—	—	45,000	45,000
Notes payable and other borrowings	—	—	—	500	500
Purchase obligations	1,313	1,169	—	—	2,482
Automatic teller machines (“ATM’s”) leases	106	76	21	—	203
Operating leases	89	162	168	58	477
Nonqualified voluntary deferred compensation plan	294	163	105	1,201	1,763
Total	$1,547,352	$277,877	$93,124	$105,137	$2,023,490

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. We have made an attentive effort to estimate such payments, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2010.  Our management has used the information available to make the estimations necessary to value the related purchase obligations.  In 2009, we incurred new long-term obligations under our preferred shares issued under the TARP Capital Purchase Program. See Note 25 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data” for a discussion of the Company’s preferred stock issued pursuant to the Capital Purchase Program.

We also enter into derivative contracts, which include contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet as disclosed in Note 23 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts change daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2010 do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management are held in the investment advisory company.  In addition, assets under management and assets under custody are held in fiduciary or custodial capacity for our clients. In accordance with U. S. generally accepted accounting principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit including performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 19 of the Notes to Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2010:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$17,660	$2,354	$549	$22	$20,585
Revolving open end residential	5,679	30,010	34,444	68,291	138,424
Other	115,065	2,074	4,359	—	121,498
Financial standby letters of credit (borrowers)	16,258	35	—	—	16,293
Performance standby letters of credit (borrowers)	12,670	284	—	—	12,954
Commercial letters of credit (borrowers)	9,137	—	—	—	9,137
Performance standby letters of credit (others)	2,521	44	—	—	2,565
Commercial standby letters of credit (others)	201	—	—	—	201
Total	$179,191	$34,801	$39,352	$68,313	$321,657

Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Additionally, the Company is responsible for $2,565,000 in performance standby letters of credit commitments and $201,000 in commercial standby letters of credit not associated with commitments to extend credit to borrowers.  These other nonborrower letters of credits related to obligations on properties held in other real estate owned, with $2,722,000 maturing within one year and the remaining $44,000 maturing within a one to three year horizon.

DEPOSITS

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2010:

3 months or less	$53,361
Over 3 months through 6 months	51,602
Over 6 months through 12 months	50,718
Over 12 months	148,651
$304,332

SELECTED RATIOS

The following table presents selected financial ratios as of December 31, for the years indicated:

	2010	2009	2008
Return on average total assets	(4.48)%	(2.33)%	0.40%
Return on average equity	(61.79)%	(27.92)%	6.03%
Average equity to average assets	7.25%	8.35%	6.71%
Dividend payout ratio	(0.25)%	(1.98)%	72.41%

SHORT-TERM BORROWINGS

The following table presents categories of short-term borrowings having average balances during at least one of the years represented greater than 30% of stockholders’ equity of the Company at the end of the year.  The information presented is as of or for the year ended December 31, for the years indicated:

	2010	2009	2008
FHLB advances
Average daily balance during the year	$1,665	$37,443	$136,598
Average interest rate during the year	2.22%	1.07%	1.93%
Maximum month-end balance during the year	$5,010	$180,614	$219,036
Balance at year-end	$—	$50,019	$167,018
Weighted average interest rate at year-end	0.00%	0.85%	0.40%

Item 1.A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

We incurred a net loss for 2010 and 2009 and cannot ensure we will not incur further losses.

We incurred a net loss of $108.6 million for 2010 and $65.6 million for 2009.  In light of the persistent challenging economic environment and continuing depressed real estate markets, we cannot ensure we will not incur future losses.  Any future losses may affect our ability to meet our expenses or raise additional capital, and may delay the time in which we can resume dividend payments on our common and preferred stock as well as distributions on our trust preferred securities.  Furthermore, any future losses would likely cause a decline in our regulatory capital ratios, which could materially and adversely affect our financial condition, liquidity and results of operations.

The Bank’s regulatory capital ratios as of December 31, 2010 were not in full compliance with the heightened ratios that it agreed with the OCC to maintain, and as a result of the Bank’s continued asset quality issues and financial performance, management expects the Bank to receive a formal regulatory enforcement action.

As previously disclosed, the Bank has agreed with the OCC to maintain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  Specifically, the Bank’s board of directors agreed to meet by December 31, 2009, and thereafter maintain, a Tier 1 leverage ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them through March 31, 2010.  However, at December 31, 2010, the Bank was in compliance with the heightened total risk-based capital ratio, but was not in compliance with the Tier 1 leverage ratio, which was 8.10% at December 31, 2010.

As a result of the Bank’s failure to be in full compliance with the agreed-upon capital ratios, as well as the Bank’s continuing financial difficulties and its heightened levels of nonperforming loans, we believe that in the near future the OCC will replace the current Memorandum of Understanding between the Bank and the OCC with a formal regulatory enforcement action.  A formal enforcement action could affect customer confidence, our costs of funds, our FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, and  our ability to grow.  As a result, our business, results of operations and financial condition may be adversely affected.

If we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank must meet minimum regulatory capital requirements and maintain sufficient liquidity.  We also face significant capital and other regulatory requirements as a financial institution and a participant in the TARP Capital Purchase Program.  As described above, the Bank failed to meet certain capital ratios agreed to with the OCC, and the Company’s capital position has been weakened over the past two years.  Our ability to raise additional capital, when and if needed, will depend on conditions in the economy and capital markets, and a number of other factors—including investor perceptions regarding the Company, banking industry and market condition, and governmental activities—many of which are outside our control, and on our financial condition and performance.  In 2010, as part of our overall capital plan, we attempted to undertake several capital transactions and were unsuccessful in completing the proposed transactions.  Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us.  If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

Raising additional capital through the sale of equity securities would be dilutive to current stockholders and may adversely affect the trading price of our common stock.

We may need to raise additional capital to remain in compliance with regulatory requirements and to be able to return to a sustained period of profitability.  With the current low trading price of our common stock, any such capital transaction will likely result in the issuance of a large number of shares of common stock or other securities exercisable into common stock, and may be extremely dilutive to our current common stockholders.  Except as our authorized capital stock may be limited by our charter documents, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock.  The market price of our common stock could decline as a result of any future issuances of our common stock or other equity securities or the perception that such sales could occur.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity.  Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities.  Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank.  Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that affect us directly, such as our overall financial performance, the overall perception of the Company’s and the Bank’s ability to return to profitability and restrictions imposed upon us by the regulators, as well as by general factors, such as further disruptions in the economy and financial markets or negative views and expectations about the prospects for the financial services industry.

As a result of our inability to effectively rely on the capital markets, we rely heavily on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations at both the Company and the Bank.  Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends and distributions on our securities, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition, and results of operations.

We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.

We have recently been the subject of news reports discussing our current financial situation, and we may continue to be subject to further negative publicity.  These reports may have a negative impact on our business.  For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and potential customers may choose to do business elsewhere.  In addition, we may find that our service providers will be reluctant to commit to long-term projects with us.  Even if we are able to improve our current financial situation, we may continue to be the object of negative publicity and speculation about our future.

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, including construction loans, which involve risks specific to real estate values and the real estate and mortgage markets in general, all of which have been experiencing significant weakness.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we are located in areas that have seen rapid growth over the past decade, real estate lending (including commercial, construction and residential) is a significant portion of our loan portfolio, with these three categories constituting $1.51 billion, or approximately 89.2% of our total loan portfolio, as of December 31, 2010.  Specifically, as of December 31, 2010, commercial real estate loans comprised approximately 48.6% of our total loan portfolio, real estate construction loans comprised approximately 7.7% and residential real estate loans comprised approximately  32.9%.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.  Additionally, if the loans are not repaid according to their terms, we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

The effects of ongoing real estate challenges, combined with the ongoing correction in commercial and residential real estate market prices and reduced levels of home sales, have adversely affected our real estate loan portfolio over the past two years and have the potential to further adversely affect such portfolio in several ways, each of which could further adversely affect our operating results and/or financial condition.  First, as noted above, approximately 7.7% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers. A continuation of the significantly lower demand for properties constructed by home builders and developers could result in additional delinquencies and charge-offs in future periods on loans made to such borrowers.  Second, the current market environment has caused and continues to cause a significantly softer demand for residential real estate loans, which constitute a significant part of our overall portfolio.  This continued lack of demand in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2010, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) totaled $228.9 million, or 13.5% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned and receivable from swap terminations) were $308.0 million, or 14.5% of total assets.  In addition, we had $13.9 million in accruing loans that were 30-89 days delinquent at December 31, 2010.  Our nonperforming assets adversely affect our net income in various ways.  For example, we do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity.  Our loan administration costs also increase and our efficiency ratio is adversely affected.  When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss.  These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

Current and future litigation against us could be costly and time-consuming to defend and may have a material adverse effect on our financial condition and results of operation.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees.  Claims may also be asserted by or on behalf of a variety of other parties, including government agencies or our stockholders, particularly in light of the substantial decline in the price of our common stock since 2008.  For example, on February 17, 2011, a stockholder class action complaint was filed against us alleging that there were breaches of fiduciary duties and disclosure requirements under the Employee Retirement Income Security Act of 1974 with respect to our Employees’ 401(k) Savings Plan and Trust.  For additional information regarding this litigation, see Part I, Item 3 of this Form 10-K.  It is possible that additional lawsuits will be filed based on the decline in the trading price of our stock naming the Company, and its directors and officers, as defendants.

Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results.  Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us.  A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, possibly resulting in a reduction in the trading price of our stock.

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

At December 31, 2010, our allowance for loan losses as a percentage of total loans was 4.5% and as a percentage of total nonperforming loans was approximately 33.3%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment in the Bank’s market areas and the continued stress on real estate valuations, there is no guarantee that we will not be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses either due to management’s decision to do so or requirements by the regulators, particularly if economic conditions worsen beyond what management currently expects. Additional provisions to the allowance for loan losses and loan losses may adversely affect our business, financial condition, and results of operations.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $173.7 million, or approximately 10.3% of our total loan portfolio, as of December 31, 2010.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory, equipment and real estate.  Credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 7.7% of our total loan portfolio at December 31, 2010, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The trading price of our common stock is volatile, has declined substantially over the past two years and may decline in the future.

The securities markets in general and our common stock in particular have experienced significant price and volume volatility in recent years.  The trading price and volume of our common stock may continue to experience significant fluctuations.  In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•                  the publication of earnings estimates or other research reports and speculation in the press or investment community;

•                  our financial condition, results of operations and cash flows and prospects, particularly if they vary from the expectations of securities analysts and investors;

•                  changes in the overall sentiment in the market regarding our operations or business prospects;

•                  the operating and securities price performance of companies that investors consider comparable to us;

•                  changes in our industry and competitors;

•                  announcements of strategic developments, and other material events by us or our competitors;

•                  any future issuances of our common stock, which may be necessary to raise additional capital; and

•                  changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

In addition, the NASDAQ Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ.  Broad market and industry factors may negatively affect the trading price of our common stock, regardless of actual operating performance.  To the extent that the price of our common stock remains low or declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced and our stockholders may experience a significant loss in their investment in our common stock.

Our common stock may be delisted from trading on the NASDAQ Global Select Market if it trades below $1.00 per share for an extended period of time, and any such delisting could limit investors’ ability to effect transactions in our common stock and impair our ability to raise additional capital in the future.

Our common stock has declined significantly in recent years, particularly since early 2008.  The last reported closing sale price of our shares on March 14, 2011 was $0.87 per share.  Under Nasdaq’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it intends to delist our common stock from the NASDAQ Global Select Market.  If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on certain of its markets.  If our stock were delisted, the ability of our stockholders to sell any of our common stock could be severely, if not completely, limited, causing our stock price to continue to decline.  Additionally, if our common stock is not listed on an exchange, such as NASDAQ, our ability to raise additional capital through the sale of common stock could be significantly hampered.

Our future success is dependent on having an effective management team, which may be impacted by the trading price of our common stock, our current regulatory status and our participation in TARP.

Our ability to attract and retain management and key personnel may affect our earnings and our ability to return to profitability.  It is critical to be able to retain and attract qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas and the industry to implement our community-based operating strategy and to return the Company to profitability.  As a result of the Bank having entered into a Memorandum of Understanding with the OCC, we are subject to certain other limitations regarding compensation and bonus payments to employees.  These limitations, in addition to the current low trading price of our common stock, may make it difficult to retain and attract key personnel if we are unable to offer compensation packages that are competitive within our market.

Additionally, the American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which the U.S. Treasury holds any of our securities issued under the TARP Capital Purchase Program.  Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to our performance are significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  The Federal Reserve has also proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

Difficult market conditions have affected us and the financial industry and may continue to adversely affect us in the future.

Dramatic declines in the U.S. real estate market over the past few years, with falling prices on commercial and residential real estate and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets in general and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, erosion of consumer confidence, increased market volatility and widespread reduction of business activity in general.  Over the past several years, the resulting economic pressure on consumers and erosion of confidence in the financial markets has already adversely affected our industry and our business, financial condition and results of operations.  A continuation or worsening of these conditions would likely exacerbate the adverse effects on us and other financial institutions.  In particular, we may face the following risks in connection with these events:

•                  Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.

•                  The models used to estimate losses inherent in the credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•                  Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•      Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

•                  We expect to face increased regulation of our industry.  Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•                  We expect to face increased capital requirements, both at the Company and the Bank.  In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, recently announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III.  We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations.

•                  We may be required to pay significantly higher FDIC premiums because market developments have depleted the Deposit Insurance Fund, or DIF, and reduced the ratio of reserves to insured deposits.  Furthermore, the recently enacted Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased assessments on depository institutions.  Although the precise impact on us will not be clear until implementing rules are issued, any future increases in assessments applicable to us will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

If levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our business is concentrated in and dependent upon the welfare of several counties in Illinois.

Our primary market area is Aurora, Illinois, its surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook Counties in Illinois, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas.  We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois and surrounding communities.  The Bank offers banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Lisle, Joliet, Yorkville, Plano, Wasco, DeKalb, Ottawa, Oswego, Sycamore, New Lenox, Frankfort, and Chicago Heights communities and surrounding areas.  The Bank also offers complete trust investment management and other fiduciary services and, through a registered broker/dealer, provides stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

Although the communities that we serve have grown rapidly over the past decade and we intend to continue concentrating our business efforts in the communities we currently serve and the immediately surrounding communities, our continued success is largely dependent upon the economic health of these communities.  Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.  If the overall economic climate in our market areas fails to improve, or worsens, our ability to generate new loans or to receive repayments of existing loans could be impacted, which would adversely affect our financial condition.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital.  Since we have assets of less than $15 billion, we will be able to maintain our trust preferred proceeds as capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid prior to 2010 or that we will be able to pay future dividends at all.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the National Bank Act that it may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.  Currently, the Bank is unable to pay dividends to the Company without the OCC’s prior approval, which in light of the current financial condition of the Bank, we do not believe the OCC will grant in the near future.

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

In light of these guidelines, we stopped paying dividends on our common stock in the third quarter of 2010.

As of December 31, 2010, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  We have the right to defer interest payments, which are approximately $4.3 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before we may pay dividends on our capital stock.  Therefore, we will not be able to continue to pay dividends on our common stock until all deferred interest on these debentures has been paid in full.

In addition, in January 2009, we issued $73.0 million of perpetual senior preferred stock to the U.S. Treasury as part of the TARP Capital Purchase Program.  For the first five years, the senior preferred stock accrues cumulative dividends at a rate of 5.0% per annum, or $3.7 million per year; thereafter, the dividend rate increases to 9.0% per annum, or $6.6 million per year.  As with the debentures discussed above, we are prohibited from paying dividends on our common stock unless we have fully paid all accrued dividends on the senior preferred stock.  In August 2010, we also began to defer the payment of dividends on the senior preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, we must also fully pay the U.S. Treasury all accrued and unpaid dividends on the senior preferred stock before we may reinstate the payment of dividends on the common stock.

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

We currently have a $45.5 million credit facility with a correspondent lender, which includes $45.0 million of subordinated debt and $500,000 in term debt.  As of December 31, 2010, the entire $45.5 million of principal was outstanding.  The term debt and subordinated debt matures on March 31, 2018.  The senior debt is secured by all of the capital stock of the Bank.  In addition, as of December 31, 2010, we also had $58.4 million in junior subordinated debentures outstanding that were issued to statutory trusts that we control.  The trusts purchased the junior subordinated debentures from us using the proceeds from the sale of trust preferred securities to third party investors.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent the trusts have funds available for such obligations.

The rights of the holders of our senior debt, subordinated debt and junior subordinated debentures are senior to the shares of our common stock and senior preferred stock.  As a result, we must make payments on our senior debt, subordinated debt and junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of our senior debt, subordinated debt and junior subordinated debentures must be satisfied before any distributions can be made to our stockholders.  As referenced above, beginning in August 2010 we elected to defer distributions on our junior subordinated debentures and preferred stock, and therefore may not pay a dividend on our common stock until all such accrued distributions have been paid in full.

The holders of our senior preferred stock have rights that are senior to those of our common stockholders.

In January 2009, we issued and sold 73,000 shares of our Series B Preferred Stock, which ranks senior to our common stock in the payment of dividends and on liquidation, to the U.S. Treasury (together with the warrant to acquire 815,339 shares of our common stock) for $73.0 million.  The liquidation amount of the senior preferred stock is $1,000 per share.  In the event of our bankruptcy, dissolution, or liquidation, the holders of the Series B Preferred Stock will receive distributions of our available assets prior to the holders of our common stock.

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

System failure or breaches of our network security could subject us to increased operating costs as well as to litigation and other liabilities.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We conduct our business at 27 retail banking center locations. We own 25 of our banking center facilities.  The two leasehold facilities are leased through March 2012 and August 2016, respectively.  All of our branches have ATMs, and we have 50 additional ATMs at other locations throughout Northeastern Illinois.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2010.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2010 was $54.6 million.

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

3290 U.S. Highway 20 and Nesler Road, Elgin, Illinois

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

Will County

850 Essington Road, Joliet, Illinois

20201 South Lagrange Road, Frankfort, Illinois

951 East Lincoln Highway, New Lennox, Illinois

(1) Leased facility

Item 3.   Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable and as-of-yet unquantified monetary relief.  The Company believes that it, its affiliates and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters, and continues to explore all available alternatives in response to the complaint.

In addition to the matter described above, the Company and its subsidiaries have, from time to time, collection suits in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

Item 4.   Removed and Reserved

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company incorporates by reference the information contained on pages 25 and 91 of the 2010 Annual Report (attached hereto as Exhibit 13.1) under the caption “Regulatory & Capital Matters” and “Corporate Information.”  As of February 9, 2011 there were 1,084 holders of record of the Company’s common stock.

The Company also incorporates by reference the information contained on pages 73 — 76 of the 2010 Annual Report (attached hereto as Exhibit 13.1) under the “Notes to Consolidated Financial Statements Note 20: Regulatory & Capital Matters”.

The Company also incorporates by reference the stock performance graph required by Item 201(e) of Regulation S-K as contained on page 93 of the 2010 Annual Report (attached hereto as Exhibit 13.1).

The Company paid dividends as set forth in the table incorporated by reference above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business — Supervision and Regulation — The Company — Dividend” and “Business - Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of these limitations. As of December 31, 2010, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  We have the right to defer interest payments, which are approximately $4.3 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before we may pay dividends on our capital stock.  Therefore, we will not be able to continue to pay dividends on our common stock until all deferred interest on these debentures has been paid in full. The total amount of such deferred interest as of December 31, 2010 was $2.2 million.

In addition, in January 2009, we issued $73.0 million of perpetual senior preferred stock to the U.S. Treasury as part of the TARP Capital Purchase Program.  For the first five years, the senior preferred stock accrues cumulative dividends at a rate of 5.0% per annum, or $3.7 million per year; thereafter, the dividend rate increases to 9.0% per annum, or $6.6 million per year.  As with the debentures discussed above, we are prohibited from paying dividends on our common stock unless we have fully paid all accrued dividends on the senior preferred stock.  In August 2010, we also began to defer the payment of dividends on the senior preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, we must also fully pay the U.S. Treasury all accrued and unpaid dividends on the senior preferred stock before we may reinstate the payment of dividends on the common stock. The total amount of such deferred dividends as of December 31, 2010 was $1.4 million. Furthermore, even should all accrued payments be paid in full, we may not increase the dividends payable on our common stock beyond the level that we had most recently declared prior to Treasury’s investment until January of 2012 without the consent of Treasury, provided Treasury still holds the preferred stock.

Stock Repurchases

There were no purchases made by or on behalf of the Company of shares of its common stock during the quarter ended December 31, 2010.

Item 6.   Selected Financial Data

The Company incorporates by reference the information contained on page 2 of the 2010 Annual Report (attached hereto as Exhibit 13.1) under the caption “Old Second Bancorp, Inc. and Subsidiaries Financial Highlights.”

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incorporates by reference the information contained on pages 3 — 32 of the 2010 Annual Report (attached hereto as Exhibit 13.1) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company incorporates by reference the information contained on pages 28 and 29 of the 2010 Annual Report (attached hereto as Exhibit 13.1) under the caption “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8.   Financial Statements and Supplementary Data

The Company incorporates by reference the following financial statements and related notes from the 2010 Annual Report (attached hereto as Exhibit 13.1):

Annual Report
Page No.
Consolidated Balance Sheets	33
Consolidated Statements of Operations	34
Consolidated Statements of Cash Flows	35-36
Consolidated Statements of Changes in Stockholders’ Equity	37
Notes to Consolidated Financial Statements	38-88
Independent Registered Public Accounting Firms’ Reports	89-90

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or a reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2010.

Plante & Moran, PLLC
Suite 2700
225 W. Washington St.
Chicago, IL 60606
Tel: 312.899.4460
Fax: 312.726.3262
plantemoran.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 16, 2011, expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 16, 2011

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year
Became Executive Officer
of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 60;1992	President and CEO of the Company

J. Douglas Cheatham	Chief Financial Officer of the Company
Age 54;1999	Executive Vice President

James L. Eccher	President and Chief Executive Officer of Old Second National Bank
Age 45; 2005

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Item 11. Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions, “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management”.  Such information shall be deemed “filed” with this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2010 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	614,832	$25.81	118,293
Equity compensation plans not approved by security holders	—	—	—
Total	614,832	$25.81	118,293

Security holders approved 100,000 shares in 1994, 250,000 shares in 2002 and 575,000 in 2008 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”

Item 14. Principal Accountant Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Ratification of Our Independent Registered Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements

The following consolidated financial statements and related notes are incorporated by reference from the 2010 Annual Report (attached hereto as Exhibit 13.1).

Annual Report
Page No.
Consolidated Balance Sheets	33
Consolidated Statements of Operations	34
Consolidated Statements of Cash Flows	35-36
Consolidated Statements of Changes in Stockholders’ Equity	37
Notes to Consolidated Financial Statements	38-88
Report of Independent Registered Public Accounting Firm	89-90

(2) Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits required by Item 601 of Regulation S-K are included along with this 10-K filing:

Item 601
Table II. No.

3.1

Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007), together with the Certificate of Designations of Series B Fixed Rate Cumulative Perpetual, dated January 16, 2009 (incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009), as amended by the Certificate of Amendment dated as of August 2, 2010 (incorporated herein by reference to Exhibit 3.1 of the form 8-K filed by Old Second Bancorp, Inc. on August 5, 2010).

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007).

4.1

Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002 (incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Old Second Bancorp, Inc., September 20, 2002).

4.2	Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Form 8-K filed by Old Second Bancorp, Inc., on January 16, 2009).

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10-Q filed on November 9, 2006 and incorporated herein by reference).

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference).

10.3	Form of Indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003 and incorporated herein by reference).

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008 and incorporated herein by reference).

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005).

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference).

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference).

10.9

Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference).

10.10

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as an exhibit to the Company’s Form 10-K filed on March 17,

2008 and incorporated herein by reference).

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

10.12	2008 Equity Incentive Plan Restricted Stock Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.13	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.14	2008 Equity Incentive Plan Incentive Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.15	2008 Equity Incentive Plan Incentive Non-Qualified Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

13.1	The Company’s 2010 Annual Report to Stockholders (filed herewith)

16.1	Letter from Grant Thornton, LLP dated March 8, 2010 to the SEC (filed as an exhibit to the Company’s form 8-K filed on March 8, 2010 and incorporated herein by reference).

16.2	Letter from Grant Thornton, LLP dated March 22, 2010 to the SEC (filed as an exhibit to the Company’s form 8-K/A filed on March 22, 2010 and incorporated herein by reference).

21.1	A list of all subsidiaries of the Company (filed herewith)

23.1	Consent of Plante & Moran, PLLC (filed herewith)

23.2	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Certification of Chief Executive Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

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

DATE: March 16, 2011

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 16, 2011
William B. Skoglund

President and Chief Executive Officer
/s/ James Eccher	Old Second National Bank	March 16, 2011
James Eccher

Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 16, 2011
J. Douglas Cheatham

/s/ Edward Bonifas	Director	March 16, 2011
Edward Bonifas

/s/ Marvin Fagel	Director	March 16, 2011
Marvin Fagel

/s/ Barry Finn	Director	March 16, 2011
Barry Finn

/s/ William Kane	Director	March 16, 2011
William Kane

/s/ John Ladowicz	Director	March 16, 2011
John Ladowicz

/s/ William Meyer	Director	March 16, 2011
William Meyer

/s/ Gerald Palmer	Director	March 16, 2011
Gerald Palmer

/s/ James Carl Schmitz	Director	March 16, 2011
James Carl Schmitz

EXHIBIT NO.	DESCRIPTION OF EXHIBITS	SEQUENTIAL PAGE NO.

3.1

Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007), together with the Certificate of Designations of Series B Fixed Rate Cumulative Perpetual, dated January 16, 2009 (incorporated herein by reference to Exhibit 3.2 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009), as amended by the Certificate af Amendment dated as of August 2, 2010 (incorporated herein by reference to Exhibit 3.1 of the form 8-K filed by Old Second Bancorp, Inc. on August 5, 2010).

—

3.2	By-laws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007).	—

4.1	Rights Agreement between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, dated as of September 17, 2002 (incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Old Second Bancorp, Inc., September 20, 2002).	—

4.2	Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).	—

4.3	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Form 8-K filed by Old Second Bancorp, Inc., on January 16, 2009).	—

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as exhibit 10.1 to the Company’s 10-Q filed on November 9, 2006).	—

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed as an exhibit to the Company’s Form S-8 filed on June 9, 2000).	—

10.3	Form of Indenture relating to trust preferred securities (filed as exhibit 4.1 to the Company’s registration statement on Form S-3 filed on May 20, 2003).	—

10.4	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as an exhibit to the Company’s DEF14A filed on March 17, 2008).	—

10.5	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as an exhibit to the Company’s Form 8-K filed on February 10, 2005).	—

10.6	Amended and restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an exhibit to the Company’s Form 8-K filed on March 28, 2005).	—

10.7	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as an exhibit to the Company’s Form 8-K filed on October 10, 2005).	—

10.8	Form of Amended Stock Option Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on December 20, 2005).	—

10.9	Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008).	—

10.10

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as an exhibit to the Company’s Form 10-K filed on March 17, 2008).

10.11

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as an exhibit to the Company’s Form 8-K filed on January 16, 2009).

10.12	2008 Equity Incentive Plan Restricted Stock Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009).

10.13	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009).

10.14	2008 Equity Incentive Plan Incentive Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009).

10.15	2008 Equity Incentive Plan Incentive Non-Qualified Stock Option (filed as an exhibit to the Company’s Form 8-K filed on February 23, 2009).

13.1	The Company’s 2010 Annual Report to Stockholders.

16.1	Letter from Grant Thornton, LLP dated March 8, 2010 to the SEC (filed as an exhibit to the Company’s form 8-K filed on March 8, 2010 and incorporated herein by reference).

16.2	Letter from Grant Thornton, LLP dated March 22, 2010 to the SEC (filed as an exhibit to the Company’s form 8-K/A filed on March 22, 2010 and incorporated herein by reference).

21.1	A list of all subsidiaries of the Company.

23.1	Consent of Plante & Moran, PLLC.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2010, nonemployee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Nonemployee directors of Old Second National Bank received a $13,000 annual retainer and directors that also serve as committee chair of the Compensation, or Nominating committees receive an $18,000 annual retainer and the Audit committee financial expert received a $20,000 retainer in 2010.

Nonemployee directors of Old Second National Bank are also eligible to receive options and restricted stock awards pursuant to the Old Second Bancorp, Inc. 2008 Long Term Incentive Plan.  The Company also maintains the Old Second Bancorp Directors Fee Deferral Plan, under which directors are permitted to defer receipt of their directors’ fees.  The plan is unqualified and the directors have no interest in the trust.  The deferred fees and any earnings thereon are unsecured obligations of Old Second National Bank.