Form 10-Q
period 2011-03-31
OLD SECOND BANCORP INC
filed 2011-05-10
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 5, 2011, the Registrant had outstanding 14,034,991 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$35,905	$28,584
Interest bearing deposits with financial institutions	137,556	69,492
Federal funds sold	988	682
Cash and cash equivalents	174,449	98,758
Securities available-for-sale	142,225	148,647
Federal Home Loan Bank and Federal Reserve Bank stock	14,050	13,691
Loans held-for-sale	3,189	10,655
Loans	1,601,761	1,690,129
Less: allowance for loan losses	73,128	76,308
Net loans	1,528,633	1,613,821
Premises and equipment, net	53,650	54,640
Other real estate owned	85,570	75,613
Mortgage servicing rights, net	4,330	3,897
Core deposit and other intangible assets, net	5,296	5,525
Bank-owned life insurance (BOLI)	51,429	50,966
Other assets	52,585	47,708
Total assets	$2,115,406	$2,123,921

Liabilities
Deposits:
Noninterest bearing demand	$371,940	$330,846
Interest bearing:
Savings, NOW, and money market	762,539	782,116
Time	767,870	795,566
Total deposits	1,902,349	1,908,528
Securities sold under repurchase agreements	1,878	2,018
Other short-term borrowings	4,579	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	22,536	21,398
Total liabilities	2,035,220	2,039,963

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at March 31, 2011; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, $1,000.00 liquidation value)	70,151	69,921
Common stock, $1.00 par value; authorized 60,000,000 shares; issued 18,627,858 at March 31, 2011 and 18,466,538 at December 31, 2010; outstanding 14,034,991 at March 31, 2011 and 13,911,475 at December 31, 2010	18,628	18,467
Additional paid-in capital	65,286	65,209
Retained earnings	24,056	28,335
Accumulated other comprehensive loss	(3,042)	(3,130)
Treasury stock, at cost, 4,592,867 shares at March 31, 2011 and 4,555,063 shares at December 31, 2010	(94,893)	(94,844)
Total stockholders’ equity	80,186	83,958
Total liabilities and stockholders’ equity	$2,115,406	$2,123,921

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$20,869	$26,632
Loans held-for-sale	51	72
Securities:
Taxable	878	1,238
Tax-exempt	142	745
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	69	56
Interest bearing deposits with financial institutions	70	16
Total interest and dividend income	22,079	28,759
Interest expense
Savings, NOW, and money market deposits	576	1,385
Time deposits	3,993	5,097
Securities sold under repurchase agreements	—	10
Other short-term borrowings	—	18
Junior subordinated debentures	1,113	1,072
Subordinated debt	203	195
Notes payable and other borrowings	4	1
Total interest expense	5,889	7,778
Net interest and dividend income	16,190	20,981
Provision for loan losses	4,000	19,220
Net interest and dividend income after provision for loan losses	12,190	1,761
Noninterest income
Trust income	1,784	1,657
Service charges on deposits	1,817	2,018
Secondary mortgage fees	227	223
Mortgage servicing income	370	163
Net gain on sales of mortgage loans	1,236	1,157
Securities gains (losses), net	139	(2)
Increase in cash surrender value of bank-owned life insurance	463	429
Debit card interchange income	700	663
Lease revenue from other real estate owned	520	518
Net gain on sale of other real estate owned	234	151
Other income	1,798	1,290
Total noninterest income	9,288	8,267
Noninterest expense
Salaries and employee benefits	8,929	9,025
Occupancy expense, net	1,345	1,525
Furniture and equipment expense	1,460	1,639
FDIC insurance	1,739	1,428
General bank insurance	825	140
Amortization of core deposit and other intangible assets	229	282
Advertising expense	233	256
Debit card interchange expense	373	310
Legal fees	943	559
Other real estate expense	5,314	6,428
Other expense	3,208	3,157
Total noninterest expense	24,598	24,749
Loss before income taxes	(3,120)	(14,721)
Benefit for income taxes	—	(6,167)
Net loss	(3,120)	(8,554)
Preferred stock dividends and accretion of discount	1,159	1,128
Net loss available to common shareholders	$(4,279)	$(9,682)

Share and per share information:
Ending number of shares	14,034,991	13,939,833
Average number of shares	13,973,870	13,916,650
Diluted average number of shares	14,213,701	14,197,223
Basic loss per share	$(0.30)	$(0.69)
Diluted loss per share	(0.30)	(0.69)
Dividends paid per share	—	0.01

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(3,120)	$(8,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,083	1,177
Amortization of leasehold improvement	1	127
Change in market value on mortgage servicing rights	(62)	—
Provision for loan losses	4,000	19,220
Provision for deferred tax expense	—	(2,232)
Originations of loans held-for-sale	(48,517)	(58,731)
Proceeds from sales of loans held-for-sale	56,889	62,235
Net gain on sales of mortgage loans	(1,236)	(1,157)
Change in current income taxes payable	—	(249)
Increase in cash surrender value of bank-owned life insurance	(463)	(429)
Change in accrued interest receivable and other assets	(5,157)	(77)
Change in accrued interest payable and other liabilities	513	619
Net premium amortization on securities	65	141
Securities (gains) losses, net	(139)	2
Amortization of core deposit and other intangible assets	229	282
Stock based compensation	238	6
Net gain on sale of other real estate owned	(234)	(151)
Write-down of other real estate owned	2,393	5,091
Net cash provided by operating activities	6,483	17,320

Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	4,764	21,143
Proceeds from sales of securities available-for-sale	3,755	2,000
Purchases of securities available-for-sale	(2,000)	(5,000)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(359)	—
Net change in loans	61,737	68,940
Investment in other real estate owned	(2,022)	(10)
Proceeds from sales of other real estate owned	9,357	4,253
Net purchases of premises and equipment	(94)	(192)
Net cash provided by investing activities	75,138	91,134

Cash flows from financing activities
Net change in deposits	(6,179)	(41,815)
Net change in securities sold under repurchase agreements	(140)	2,945
Net change in other short-term borrowings	438	(50,608)
Dividends paid	—	(1,052)
Purchase of treasury stock	(49)	(40)
Net cash used in financing activities	(5,930)	(90,570)
Net change in cash and cash equivalents	75,691	17,884
Cash and cash equivalents at beginning of period	98,758	79,796
Cash and cash equivalents at end of period	$174,449	$97,680

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Supplemental cash flow information
Income taxes received	$—	$(3,460)
Interest paid for deposits	4,893	6,838
Interest paid for borrowings	1,320	1,319
Non-cash transfer of loans to other real estate	19,451	18,838
Change in dividends declared not paid	929	(454)
Accretion on preferred stock warrants	230	215

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2009	$18,373	$69,039	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss:
Net loss				(8,554)			(8,554)
Change in net unrealized loss on securities available-for-sale, net of $191 tax effect					(311)		(311)
Total comprehensive loss							(8,865)
Dividends Declared, $.01 per share				(141)			(141)
Change in restricted stock	122		(122)				—
Tax effect from vesting of restricted stock			(225)				(225)
Stock based compensation			231				231
Purchase of treasury stock						(40)	(40)
Preferred dividends declared (5% per preferred share)		215		(672)			(457)
Adoption of mark to market of mortgage servicing rights				29			29
Balance, March 31, 2010	$18,495	$69,254	$64,315	$132,436	$(1,916)	$(94,844)	$187,740

Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Comprehensive loss:
Net loss				(3,120)			(3,120)
Change in net unrealized loss on securities available-for-sale, net of $65 tax effect					88		88
Total comprehensive loss							(3,032)
Change in restricted stock	161		(161)				—
Stock based compensation			238				238
Purchase of treasury stock						(49)	(49)
Preferred dividends declared (5% per preferred share)		230		(1,159)			(929)
Balance, March 31, 2011	$18,628	$70,151	$65,286	$24,056	$(3,042)	$(94,893)	$80,186

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2010.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310)”.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  ASU 2011-01 was effective upon issuance.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods beginning on or after June 15, 2011.  Management does not expect this standard to have a material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  Because of inconsistencies in practice and the increased volume of debt modifications, ASU No. 2011-02, amends FASB Accounting Standard Codification (“ASC”) 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, to provide additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring.  The effective date is for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption.  The impact of ASU 2011-02 on the Company’s disclosures will be reflected in Note 3 - Loans.  Management does not expect this standard to have a material impact on the Company’s financial statements.

Note 2 — Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011:
U.S. Treasury	$1,501	$15	$—	$1,516
U.S. government agencies	38,054	103	(658)	37,499
U.S. government agency mortgage-backed	72,497	1,062	(280)	73,279
States and political subdivisions	17,431	823	(127)	18,127
Collateralized debt obligations	17,864	—	(6,112)	11,752
Equity securities	49	5	(2)	52
	$147,396	$2,008	$(7,179)	$142,225
December 31, 2010:
U.S. Treasury	$1,501	$20	$—	$1,521
U.S. government agencies	37,810	117	(501)	37,426
U.S. government agency mortgage-backed	75,257	1,475	(1)	76,731
States and political subdivisions	17,538	579	(263)	17,854
Collateralized mortgage obligations	3,817	179	—	3,996
Collateralized debt obligations	17,869	—	(6,796)	11,073
Equity securities	49	4	(7)	46
	$153,841	$2,374	$(7,568)	$148,647

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2011, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized debt obligations and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$4,337	3.03%	$4,363
Due after one year through five years	4,170	2.67%	4,327
Due after five years through ten years	41,624	3.30%	41,290
Due after ten years	6,855	4.73%	7,162
	$56,986	3.41%	$57,142
Mortgage-backed securities	72,497	3.30%	73,279
Collateralized debt obligations	17,864	1.65%	11,752
Equity securities	49	0.16%	52
	$147,396	3.14%	$142,225

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2010 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, collateralized debt obligations and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$6,103	2.34%	$6,128
Due after one year through five years	4,240	2.69%	4,421
Due after five years through ten years	39,627	3.19%	39,419
Due after ten years	6,879	4.73%	6,833
	$56,849	3.25%	$56,801
Mortgage-backed and collateralized mortgage obligations	79,074	3.53%	80,727
Collateralized debt obligations	17,869	1.62%	11,073
Equity securities	49	0.16%	46
	$153,841	3.20%	$148,647

At March 31, 2011, and December 31, 2010, there were no securities of any one issuer with a fair market value, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at March 31, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
March 31, 2011	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	5	$658	$24,408	—	$—	$—	5	$658	$24,408
U.S. government agency mortgage-backed	6	280	33,522	—	—	—	6	280	33,522
States and political subdivisions	2	72	1,078	1	55	559	3	127	1,637
Collateralized debt obligations	—	—	—	2	6,112	11,752	2	6,112	11,752
Equity securities	1	2	45	—	—	—	1	2	45
	14	$1,012	$59,053	3	$6,167	$12,311	17	$7,179	$71,364

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
December 31, 2010	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	6	$501	$26,309	—	$—	$—	6	$501	$26,309
U.S. government agency mortgage-backed	1	1	462	—	—	—	1	1	462
States and political subdivisions	3	182	3,323	1	81	533	4	263	3,856
Collateralized debt obligations	—	—	—	2	6,796	11,073	2	6,796	11,073
Equity securities	—	—	—	1	7	41	1	7	41
	10	$684	$30,094	4	$6,884	$11,647	14	$7,568	$41,741

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2011, and December 31, 2010, was seventeen and fourteen, respectively.  Recognition of other-than-temporary impairment was not necessary in the quarter ended March 31, 2011, or the year ended December 31, 2010.  The changes in fair values related primarily to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled collateralized debt obligations increased in the period from December 31, 2010 to March 31, 2011.  An increase in interest rates will generally cause a decrease in the fair value of individual securities while a decrease in interest rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of March 31, 2011, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO securities has continued to decrease and information on orderly transaction sales were not generally available.  Accordingly, management designated these securities as level 3 securities at June 30, 2009 as described in

Note 16 of this quarterly report and maintained that designation as of March 31, 2011.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
March 31, 2011
Class A1	$9,213	$5,952	$(3,261)	CCC+	63	$218,750	29.2%	$172,173	23.0%
Class A2A	8,651	5,800	(2,851)	CCC-	63	218,750	29.2%	75,173	10.0%
	$17,864	$11,752	$(6,112)

December 31, 2010
Class A1	$9,241	$5,916	$(3,325)	CCC+	63	$213,750	28.5%	$175,928	23.5%
Class A2A	8,628	5,157	(3,471)	CCC-	63	213,750	28.5%	78,928	10.5%
	$17,869	$11,073	$(6,796)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of March 31, 2011, and December 31, 2010.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of March 31, 2011, and December 31, 2010

The model assumptions used to estimate fair value in the table above included estimated collateral default rates of 3.2%, 0.9%, and 0.7% in years 1, 2, and 3, respectively.  Additionally, the estimated discount rates were Libor plus 5.25% for the A1 tranche and Libor plus 6.75% for the A2A tranche.

In addition to other equity securities, which are recorded at estimated fair value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $4.8 million and $9.3 million at March 31, 2011, and $4.4 million and $9.3 million at December 31, 2010, respectively.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The FHLBC declared and paid a dividend in the first quarter of 2011.  The Bank continues to periodically utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 3 — Loans

Major classifications of loans were as follows:

	March 31, 2011	December 31, 2010
Commercial (1)	$164,594	$173,884
Real estate - commercial	794,251	821,101
Real estate - construction	104,630	129,601
Real estate - residential	531,311	557,635
Consumer	4,753	5,104
Overdraft	372	739
Lease financing receivables	2,397	2,774
	$1,602,308	$1,690,838
Net deferred loan fees and costs	(547)	(709)
	$1,601,761	$1,690,129

(1)                    Includes $24.9 million and $24.3 million as of March 31, 2011 and December 31, 2011, respectively in loans with different credit quality indicators.

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral to obtain prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 89.3% and 89.2% of the portfolio at March 31, 2011, and December 31, 2010, respectively.  The Company is committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Memorandum of Understanding (“MOU”) between the Bank and the Office of the Comptroller of the Currency (the “OCC”).  Consistent with that commitment, management has updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as a result of that process.  Regulatory matters are discussed in more detail in Note 15 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$429	$—	$75	$504	$138,375	$3,019	$141,898	$75
Real estate - commercial
Owner occupied general purpose	206	20	—	226	152,697	15,132	168,055	—
Owner occupied special purpose	1,505	117	—	1,622	186,818	24,348	212,788	—
Non-owner occupied general purpose	—	—	—	—	156,668	17,490	174,158	—
Non-owner occupied special purpose	—	—	—	—	103,958	9,608	113,566	—
Strip malls	—	—	—	—	61,488	22,664	84,152	—
Farm	—	—	—	—	40,338	1,194	41,532	—
Real estate - construction
Homebuilder	—	—	—	—	10,468	24,044	34,512	—
Land	—	—	267	267	11,727	10,176	22,170	267
Commercial speculative	—	—	—	—	12,123	14,179	26,302	—
All other	49	—	—	49	16,355	5,242	21,646	—
Real estate - residential
Investor	2,243	—	—	2,243	193,470	14,726	210,439	—
Owner occupied	6,424	—	—	6,424	130,876	15,041	152,341	—
Revolving and junior liens	893	161	—	1,054	165,588	1,889	168,531	—
Consumer	24	115	—	139	4,455	5	4,599	—
All other	—	—	—	—	25,072	—	25,072	—
	$11,773	$413	$342	$12,528	$1,410,476	$178,757	$1,601,761	$342

December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$375	$391	$216	$982	$147,676	$3,668	$152,326	$216
Real estate - commercial
Owner occupied general purpose	1,156	2	—	1,158	158,189	18,610	177,957	—
Owner occupied special purpose	897	—	328	1,225	181,845	25,987	209,057	328
Non-owner occupied general purpose	884	499	—	1,383	148,406	25,623	175,412	—
Non-owner occupied special purpose	—	—	—	—	104,791	11,612	116,403	—
Strip malls	—	—	—	—	74,564	24,374	98,938	—
Farm	148	999	—	1,147	41,446	741	43,334	—
Real estate - construction
Homebuilder	217	—	—	217	14,676	22,001	36,894	—
Land	—	586	—	586	12,324	20,617	33,527	—
Commercial speculative	—	—	—	—	21,603	14,881	36,484	—
All other	65	73	—	138	16,545	6,013	22,696	—
Real estate - residential
Investor	2,221	—	469	2,690	200,011	21,223	223,924	469
Owner occupied	4,450	656	—	5,106	139,457	15,309	159,872	—
Revolving and junior liens	284	6	—	290	171,990	1,559	173,839	—
Consumer	9	2	—	11	4,931	7	4,949	—
All other	—	—	—	—	24,517	—	24,517	—
	$10,706	$3,214	$1,013	$14,933	$1,462,971	$212,225	$1,690,129	$1,013

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Credit Quality Indicators:

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparisons against industry averages, historical payment experience, and current economic trends, among other factors.  The Company examines each loan and loan relationship with an outstanding balance or commitment greater than $50,000, excluding homogeneous loans such as HELOC’s and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

March 31, 2011

	Pass	Special Mention	Substandard (1)	Doubtfull	Total
Commercial	$120,798	$3,616	$17,484	$—	$141,898
Real estate - commercial
Owner occupied general purpose	121,800	8,099	38,156	—	168,055
Owner occupied special purpose	146,161	12,640	53,987	—	212,788
Non-owner occupied general purpose	122,276	13,496	38,386	—	174,158
Non-owner occupied special purpose	90,976	—	22,590	—	113,566
Strip malls	35,186	11,654	37,313	—	84,153
Farm	28,752	—	12,780	—	41,532
Real estate - construction
Homebuilder	7,361	2,204	24,947	—	34,512
Land	7,804	3,036	11,330	—	22,170
Commercial speculative	6,578	567	19,157	—	26,302
All other	14,334	307	7,004	—	21,645
Real estate - residential
Investor	153,904	17,793	38,743	—	210,440
Owner occupied	127,716	432	24,193	—	152,341
Revolving and junior leins	162,803	947	4,781	—	168,531
Consumer	4,583	—	15	—	4,598
All other	24,937	135	—	—	25,072
Total	$1,175,969	$74,926	$350,866	$—	$1,601,761

December 31, 2010

	Pass	Special Mention	Substandard (1)	Doubtfull	Total
Commercial	$130,564	$4,122	$17,640	$—	$152,326
Real estate - commercial
Owner occupied general purpose	127,527	6,633	43,797	—	177,957
Owner occupied special purpose	143,165	9,762	56,130	—	209,057
Non-owner occupied general purpose	126,316	5,414	43,682	—	175,412
Non-owner occupied special purpose	91,737	—	24,666	—	116,403
Strip malls	48,661	8,304	41,973	—	98,938
Farm	30,812	—	12,522	—	43,334
Real estate - construction
Homebuilder	6,470	2,780	27,644	—	36,894
Land	9,327	3,036	21,164	—	33,527
Commercial speculative	15,937	567	19,980	—	36,484
All other	15,024	—	7,672	—	22,696
Real estate - residential
Investor	166,465	15,487	41,972	—	223,924
Owner occupied	132,833	545	26,494	—	159,872
Revolving and junior leins	168,596	599	4,644	—	173,839
Consumer	4,793	62	94	—	4,949
All other	24,376	141	—	—	24,517
Total	$1,242,603	$57,452	$390,074	$—	$1,690,129

(1) The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of March 31, 2011, were as follows:

				Quarter Ended
				March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$2,307	$2,646	$—	$1,169	$—
Commercial real estate
Owner occupied general purpose	10,741	16,548	—	8,623	—
Owner occupied special purpose	20,602	27,522	—	15,658	—
Non-owner occupied general purpose	9,753	10,795	—	10,385	32
Non-owner occupied special purpose	1,846	1,850	—	2,796	5
Strip malls	5,023	5,037	—	7,635	—
Farm	1,194	1,316	—	968	—
Construction
Homebuilder	15,978	26,659	—	18,194	29
Land	4,264	15,479	—	6,918	—
Commercial speculative	4,794	17,270	—	7,252	—
All other	5,177	7,225	—	5,413	—
Residential
Investor	4,268	4,895	—	8,238	—
Owner occupied	14,207	15,583	—	14,716	78
Revolving and junior leins	1,038	1,153	—	1,006	—
Consumer	5	6		6	—
Total impaired loans with no recorded allowance	101,197	153,984	—	108,977	144
With an allowance recorded
Commercial	712	776	671	2,174	—
Commercial real estate
Owner occupied general purpose	4,391	4,693	1,657	8,248	—
Owner occupied special purpose	3,746	3,996	725	9,510	—
Non-owner occupied general purpose	10,423	13,119	4,161	12,515	—
Non-owner occupied special purpose	8,209	8,617	1,402	8,262	—
Strip malls	17,640	19,879	1,988	15,884	—
Farm	—	—	—	—	—
Construction
Homebuilder	10,285	15,170	2,613	8,189	—
Land	5,912	5,972	872	8,479	—
Commercial speculative	9,385	17,042	1,758	7,278	—
All other	66	200	17	216	—
Residential
Investor	10,972	12,058	2,282	10,252	5
Owner occupied	8,877	9,613	1,445	9,568	34
Revolving and junior leins	851	860	418	718	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	91,469	111,995	20,009	101,293	39
Total impaired loans	$192,666	$265,979	$20,009	$210,270	$183

Impaired loans by class of loan as of December 31, 2010 were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$31	$994	$—
Commercial real estate
Owner occupied general purpose	6,505	7,238	—
Owner occupied special purpose	10,713	12,935	—
Non-owner occupied general purpose	11,017	15,030	—
Non-owner occupied special purpose	3,745	6,621	—
Strip malls	10,247	15,354	—
Farm	741	862	—
Construction
Homebuilder	20,409	34,569	—
Land	9,572	20,234	—
Commercial speculative	9,710	26,650	—
All other	5,648	8,227	—
Residential
Investor	12,207	16,750	—
Owner occupied	15,224	16,749	—
Revolving and junior leins	973	1,010	—
Consumer	7	14
Total impaired loans with no recorded allowance	116,749	183,237	—
With an allowance recorded
Commercial	3,635	3,671	1,349
Commercial real estate
Owner occupied general purpose	12,105	14,912	1,742
Owner occupied special purpose	15,274	18,886	3,933
Non-owner occupied general purpose	14,606	16,946	6,063
Non-owner occupied special purpose	8,315	8,615	1,560
Strip malls	14,127	15,215	1,769
Farm	—	—	—
Construction
Homebuilder	6,093	9,291	1,020
Land	11,045	11,523	978
Commercial speculative	5,171	8,363	1,674
All other	366	502	25
Residential
Investor	9,532	10,441	1,520
Owner occupied	10,259	10,589	1,096
Revolving and junior leins	585	664	258
Consumer	—	—	—
Total impaired loans with a recorded allowance	111,113	129,618	22,987
Total impaired loans	$227,862	$312,855	$22,987

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans for the three months ending March 31 are summarized as follows:

	2011	2010

Allowance at beginning of year	$76,308	$64,540
Charge-offs:
Commercial	145	1,231
Real estate - commercial	5,694	3,536
Real estate - construction	1,970	11,534
Real estate - residential	1,164	2,268
Consumer other loans	114	97
Total charge-offs	9,087	18,666
Recoveries:
Commercial	32	164
Real estate - commercial	577	—
Real estate - construction	15	1,387
Real estate - residential	1,168	79
Consumer other loans	115	89
Total recoveries	1,907	1,719
Net charge-offs	7,180	16,947
Provision for loan losses	4,000	19,220
Allowance at end of year	$73,128	$66,813

Changes in the allowance for loan losses by segment of loans based on method of impairment for the quarter ended March 31, 2011, were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308
Charge-offs	145	5,694	1,970	1,164	114	—	9,087
Recoveries	32	577	15	1,168	115	—	1,907
Provision	(1,041)	6,709	(3,058)	1,407	(19)	2	4,000
Ending balance	$5,610	$43,834	$13,331	$8,410	$862	$1,081	$73,128

Ending balance: Individually evaluated for impairment	$671	$9,933	$5,260	$4,145	$—	$—	$20,009
Ending balance: Collectively evaluated for impairment	$4,939	$33,901	$8,071	$4,265	$862	$1,081	$53,119

Financing receivables:
Ending balance	$141,898	$794,251	$104,630	$531,311	$4,599	$25,072	$1,601,761
Ending balance: Individually evaluated for impairment	$3,019	$93,568	$55,861	$40,213	$5	$—	$192,666
Ending balance: Collectively evaluated for impairment	$138,879	$700,683	$48,769	$491,098	$4,594	$25,072	$1,409,095

(1) As of March 31, 2011, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $119.3 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $19.1 million at March 31, 2011.

Note 5: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$75,613	$40,200
Property additions	19,451	18,838
Development improvements	2,022	10
Less:
Property disposals	9,123	4,102
Period valuation adjustments	2,393	5,091
Balance at end of period	$85,570	$49,855

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$22,220	$5,668
Provision for unrealized losses	2,325	5,091
Write-downs taken on sales	(2,730)	(1,183)
Other adjustments	68	—
Balance at end of period	$21,883	$9,576

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended
	March 31,
	2011	2010
Gain on sales, net	$(234)	$(151)
Provision for unrealized losses	2,325	5,091
Operating expenses	2,989	1,337
Less:
Lease revenue	520	518
	$4,560	$5,759

Note 6 —Intangible Assets

Management performed a periodic review of the core deposit and other intangible assets for impairment.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of March 31, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of March 31, 2011, for periods ended December 31 (in thousands):

Amount
2011 (Nine months ended December 31, 2011)	$618
2012	780
2013	732
2014	679
2015	623
Thereafter	1,864
Total	$5,296

Note 7 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of March 31, are summarized as follows:

	2011	2010
Balance at beginning of period	$3,897	$2,470
Fair value adjustment	—	9
Additions	371	417
Mark to market	62	(75)
Balance at end of period	4,330	2,821

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	—	(20)
Fair value adjustment	—	20
Provisions for impairment	—	—
Recovery credited to expense	—	—
Balance at end of period	—	—
Net balance	$4,330	$2,821

The Company adopted ASC Topic 860-50-35 using the fair value measurement method for all servicing rights as of January 1, 2010, and the initial impact of adoption was an increase to beginning retained earnings of $29,000.  Management believed that the fair value method of accounting would better allow management to mitigate interest rate risk.  Servicing rights are recognized separately when they are acquired through sales of loans.  When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  Additional disclosure related to fair value of mortgage servicing rights is found in Note 16.

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

Note 8 — Deposits

Major classifications of deposits were as follows:

	March 31, 2011	December 31, 2010
Noninterest bearing demand	$371,940	$330,846
Savings	193,141	180,127
NOW accounts	266,103	304,287
Money market accounts	303,295	297,702
Certificates of deposit of less than $100,000	475,209	491,234
Certificates of deposit of $100,000 or more	292,661	304,332
	$1,902,349	$1,908,528

Note 9 — Borrowings

The following table is a summary of borrowings as of March 31, 2011, and December 31, 2010, and junior subordinated debentures are discussed in detail in Note 10:

	March 31, 2011	December 31, 2010
Securities sold under repurchase agreements	$1,878	$2,018
Treasury tax and loan	4,579	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$110,335	$110,037

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and were secured by securities with a carrying amount of $3.3 and $3.7 million at March 31, 2011, and December 31, 2010, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2011, there were no advances on the FHLBC stock of $9.3 million and collateralized loan balance of $60.0 million.  At December 31, 2010, there were also no advances on the FHLBC stock of $9.3 million and loans totaling $29.3 million.  The Company has also established borrowing capacity at the FRB that was not used at either March 31, 2011, or December 31, 2010.  The Company currently has $77.7 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

The Bank is a Treasury Tax & Loan (“TT&L”) depository for the FRB and, as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of March 31, 2011, and December 31, 2010, TT&L deposits were $4.6 million and $4.1 million, respectively.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America).  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt, as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portions of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage Bank, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010 and March 31, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line and the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.

Note 10 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time hereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock as discussed in Note 19.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments total $3.4 million at March 31, 2011.

Note 11: Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 15,911 at March 31, 2011.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first quarter of 2011 or 2010.  All stock options are granted for a term of ten years.

Vesting of stock options granted in 2004 and prior years was accelerated to immediately vest all options as of December 20, 2005.  Options granted in 2005 were immediately vested and options granted subsequent to 2006 vest over three years.  Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors have discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged for those plans was $238,000 in the first quarter of 2011 and $231,000 in the first quarter of 2010.  The total income tax benefit was $81,000 in the first quarter of 2010.

There were no stock options exercised during the first quarter of 2011 or 2010 and the Company did not grant any options of the Company’s common stock during either of those periods.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $6,000 as of March 31, 2011, and is expected to be recognized over a weighted-average period of 0.83 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $140,000 as of March 31, 2010, and was expected to be recognized over a weighted-average period of 0.67 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
March 31, 2011	Shares	Price	Term (years)	Value
Beginning outstanding	614,832	$25.81
Canceled	(14,000)	28.84
Ending outstanding	600,832	$25.74	3.9	$—

Exercisable at end of quarter	596,832	$25.86	3.8	$—

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
March 31, 2010	Shares	Price	Term	Value
Beginning outstanding	683,666	$24.29
Ending outstanding	683,666	$24.29	4.5	$—

Exercisable at end of quarter	644,668	$24.37	4.3	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	2011
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1	8,000	$2.01
Vested	(4,000)	2.01
Nonvested at March 31	4,000	2.01

Under the incentive plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Both restricted stock and restricted units were granted in 2010 and both are redeemable in common stock at the time of vesting.  There were 141,320 restricted awards issued during the first quarter of 2011 and 341,200 restricted awards issued during the first quarter of 2010.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s non-vested restricted awards is as follows:

	March 31, 2011		March 31, 2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	464,298	$6.76	179,178	$12.95
Granted	141,320	1.06	211,200	7.00
Vested	(98,770)	10.71	(21,663)	29.20
Forfeited	(38,938)	4.54	—	—
Nonvested at March 31	467,910	$4.39	368,715	$8.59

Total unrecognized compensation cost of restricted awards is $1.3 million as of March 31, 2011, which is expected to be recognized over a weighted-average period of 1.33 years.  Total unrecognized compensation cost of restricted awards was $2.2 million as of March 31, 2010, which was expected to be recognized over a weighted-average period of 3.16 years.

Note 12 —Loss Per Share

Loss per share is included below as of March 31 (in thousands except for share data):

	Three Months Ended
	March 31,
	2011	2010
Basic loss per share:
Weighted-average common shares outstanding	13,973,870	13,916,650
Weighted-average common shares less stock based awards	13,769,856	13,707,907
Weighted-average common shares stock based awards	443,845	366,368
Net loss	$(3,120)	$(8,554)
Dividends on preferred shares	1,159	1,128
Net loss available to common shareholders	(4,279)	(9,682)
Common stock dividends	—	(137)
Nonvested share-based payment awards	—	(4)
Undistributed loss	(4,279)	(9,823)
Basic loss per share common undistributed earnings	(0.30)	(0.70)
Basic loss per share common distributed earnings	—	0.01
Basic loss per share	$(0.30)	$(0.69)
Diluted loss per share:
Weighted-average common shares outstanding	13,973,870	13,916,650
Dilutive effect of restricted shares(1)	239,831	280,573
Dilutive effect of stock options	—	—
Diluted average common shares outstanding	14,213,701	14,197,223
Net loss available to common stockholders	$(4,279)	$(9,682)
Diluted loss per share	$(0.30)	$(0.69)

Number of antidilutive options excluded from the diluted loss per share calculation	1,416,171	1,577,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

The above (loss) earnings per share calculation did not include 815,339 common stock warrants that were outstanding as of March 31, 2011.

Note 13 — Other Comprehensive Income (Loss)

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of March 31:

	Three Months Ended
	March 31,
	2011	2010
Net loss available to common stockholders	$(4,279)	$(9,682)

Unrealized holding gains (losses) on available-for-sale securities arising during the period
U.S. Treasury	$(5)	$(13)
U.S. government agencies	(171)	14
U.S. government agency mortgage-backed	(692)	172
States and political subdivisions	380	(159)
Collateralized mortgage obligations	(40)	(89)
Collateralized debt obligations	684	(426)
Equity securities	6	(3)
Total unrealized holding gains (losses) on available-for-sale securities arising during the period	$162	$(504)
Related tax benefit	8 (1)	192
Holding income (losses) after tax	170	(312)

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. government agencies	$—	$(2)
Collateralized mortgage obligations	139	—
Net realized gain (losses)	139	(2)
Income tax (expense) benefit on net realized gains	(57)	1
Net realized gain (losses) after tax	82	(1)
Total other comprehensive income (loss)	$88	$(311)

(1) Tax benefit was recorded due to the change in state statutory income tax rates, net of unrealized gains in the investment portfolio.

Note 14 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $161,000 and $228,000 in the first three months of 2011 and 2010, respectively.  The Company eliminated the profit sharing contribution and lowered the amount of the 401(K) match beginning in second quarter of 2009.

Note 15 - Regulatory & Capital Matters

On October 20, 2009, the Bank entered into a MOU with the OCC, in which the Bank agreed, among other things, to: (i) implement a variety of programs and policies to reduce its level of credit risk, including a policy to address certain concentrations of credit; and (ii) limit its amount of brokered deposits to 4.50% of total deposits, unless the prior written consent of the OCC is granted to exceed such level.  In addition to the MOU, the Bank also agreed with the OCC to maintain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  Specifically, the Bank’s Board of Directors agreed to achieve a minimum Tier 1 capital to adjusted total assets ratio of 8.75% and a minimum total risk-based capital to total risk-weighted assets ratio of 11.25% by December 31, 2009, and to maintain such minimum ratios thereafter.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them through March 31, 2010.  However, at March 31, 2011, these regulatory capital ratios were 8.64% and 11.97%, respectively, and therefore the Bank was not in compliance with the required ratio of Tier 1 capital to adjusted total assets.  As a result of the Bank’s continuing financial difficulties and heightened levels of nonperforming loans, as well as the Bank’s failure to be in full compliance with the agreed-upon capital ratios management expects that the OCC will replace the current MOU with a formal regulatory enforcement action.

The Company, on a consolidated basis, is considered adequately capitalized under regulatory defined capital ratios at March 31, 2011.  While the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”, it was not in full compliance with heightened capital ratios that it has agreed to maintain with the OCC.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  The guidelines assess balance sheet and off-balance sheet exposures, and lessen disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain areas and/or require additional capital above adequacy guidelines.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material adverse effect on the financial statements.  The prompt corrective action regulations provide five classifications for banks, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the MOU.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management can also hold higher capital levels consistent with customized risk assessments.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2011, and December 31, 2010.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to Be Well
	Actual		Adequacy Purposes		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total capital to risk weighted assets
Consolidated	$198,980	11.65%	$136,639	8.00%	N/A	N/A
Old Second National Bank	204,871	11.97	136,923	8.00	$171,154	10.00%
Tier 1 capital to risk weighted assets
Consolidated	103,113	6.04	68,287	4.00	N/A	N/A
Old Second National Bank	182,843	10.68	68,481	4.00	102,721	6.00
Tier 1 capital to average assets
Consolidated	103,113	4.88	84,519	4.00	N/A	N/A
Old Second National Bank	182,843	8.64	84,650	4.00	105,812	5.00

December 31, 2010:
Total capital to risk weighted assets
Consolidated	$203,602	11.46%	$142,131	8.00%	N/A	N/A
Old Second National Bank	207,007	11.63	142,395	8.00	$177,994	10.00%
Tier 1 capital to risk weighted assets
Consolidated	108,138	6.09	71,027	4.00	N/A	N/A
Old Second National Bank	184,098	10.34	71,218	4.00	106,827	6.00
Tier 1 capital to average assets
Consolidated	108,138	4.74	91,256	4.00	N/A	N/A
Old Second National Bank	184,098	8.10	90,913	4.00	113,641	5.00

(1)          While the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized,” it was not in full compliance with the heightened capital ratios that it has agreed to maintain with the OCC.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of March 31, 2011, Trust preferred proceeds of $27.7 million qualified as Tier 1 regulatory capital and $28.9 million qualified as Tier 2 regulatory capital.  As of December 31, 2010, Trust preferred proceeds of $29.0 million qualified as Tier 1 regulatory capital and $27.6 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2009 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company and this restriction continued at March 31, 2011.

As discussed in Note 10, as of March 31, 2011, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.3 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of March 31, 2011, was $3.4 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Fixed Rate Cumulative Perpetual Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the senior preferred stock before it may reinstate the payment of dividends on the common stock.  The total amount deferred preferred stock dividends as of March 31, 2011, was $2.3 million.  Moreover, even should all accrued payments be paid in full, the Company may not increase the dividends payable on its common stock beyond the level that it had most recently declared prior to Treasury’s investment until January of 2012 without the consent of Treasury, provided Treasury still holds the preferred stock.

Further detail on the subordinated debentures, the Series B Fixed Rate Cumulative Perpetual Preferred Stock and the deferral of interest and dividends thereon is described in Notes 10 and 19.

Note 16 — Fair Value Option and Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value hierarchy established also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs that may be used to measure fair value:

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

•                  State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems.  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities and could be valued with level 3 measurements.

•                  Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management initially made that adjustment to Level 3 valuation at June 30, 2009 because the level of market activity for CDO securities continued to decrease and information on orderly sale transactions were not generally available.

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

•                  Both the credit valuation reserve on current interest rate swap positions and on receivables related to unwound customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Such adjustments would result in a Level 3 classification.

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

•                  Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2011, and December 31, 2010, respectively, which are measured by the Company at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,516	$—	$—	$1,516
U.S. government agencies	—	37,499	—	37,499
U.S. government agency mortgage-backed	—	73,279	—	73,279
States and political subdivisions	—	18,127	—	18,127
Collateralized debt obligations	—	—	11,752	11,752
Equity securities	45	—	7	52
Loans held-for-sale	—	3,189	—	3,189
Mortgage servicing rights	—	—	4,330	4,330
Other assets (Interest rate swap agreements net of swap credit valuation)	—	2,925	(96)	2,829
Other assets (Forward loan commitments to investors)	—	8	—	8
Other assets (Forward MBS)	—	60	—	60
Total	$1,561	$135,087	$15,993	$152,641

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$2,925	$—	$2,925
Other liabilities (Interest rate lock commitments to borrowers)	—	34	—	34
Other liabilities (Risk Participation Agreement)	—	—	40	40
Total	$—	$2,959	$40	$2,999

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,521	$—	$—	$1,521
U.S. government agencies	9,988	27,438	—	37,426
U.S. government agency mortgage-backed	4,054	72,677	—	76,731
States and political subdivisions	—	14,854	3,000	17,854
Collateralized mortgage obligations	—	3,996	—	3,996
Collateralized debt obligations	—	—	11,073	11,073
Equity securities	40	—	6	46
Loans held-for-sale	—	10,655	—	10,655
Mortgage servicing rights	—	—	3,897	3,897
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,499	(108)	3,391
Other assets (Forward loan commitments to investors)	—	(2)	—	(2)
Other assets (Forward MBS)	—	505	—	505
Total	$15,603	$133,622	$17,868	$167,093

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,499	$—	$3,499
Other liabilities (Interest rate lock commitments to borrowers)	—	(17)	—	(17)
Other liabilities (Risk Participation Agreement)	—	—	38	38
Total	$—	$3,482	$38	$3,520

At December 31, 2010, $10.0 million in United States government agencies and $4.1 million in United States government agency mortgage backed securities were reported in level 1 at their quoted price, as they were purchased within 30 days of year-end.  Subsequently, these securities are included in level 2.  Additionally, at December 31, 2010, $3.0 million in state and political subdivision securities were included in level 3 as they had no observable market price and are now included in level 2 at March 31, 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	March 31, 2011
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3,000)	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	28	—	62	12	(2)
Included in other comprehensive income	1	684	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	371	—	—
Settlements	—	(33)	—	—	—	—
Expirations	—	—	—	—	—	—
Ending balance March 31, 2011	$7	$11,752	$—	$4,330	$(96)	$(40)

	December 31, 2010
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$—	$(285)	$(31)
Transfers into Level 3	—	—	3,000	2,821	—	—
Transfers out of Level 3	(50)	—	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	149	—	(794)	177	(7)
Included in other comprehensive income	3	155	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	1,938	—	—
Settlements	—	(114)	—	(68)	—	—
Expirations	—	—	—	—	—	—
Ending balance December 31, 2010	$6	$11,073	$3,000	$3,897	$(108)	$(38)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2011, and December 31, 2010, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$76,526	$76,526
Other real estate owned, net(2)	—	—	85,570	85,570
Total	$—	$—	$162,096	$162,096

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $100.9 million, with a valuation allowance of $20.0 million, resulting in a decrease of specific allocations within the provision for loan losses of $2.7 million for the quarter ending March 31, 2011.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $85.6 million, which is made up of the outstanding balance of $107.5 million, net of a valuation allowance of $21.9 million, at March 31, 2011, resulting in a charge to expense of $2.3 million for the quarter ended March 31, 2011.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$95,141	$95,141
Other real estate owned, net(2)	—	—	75,613	75,613
Total	$—	$—	$170,754	$170,754

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $118.0 million, with a valuation allowance of $22.9 million, resulting in a increase of specific allocations within the provision for loan losses of $4.3 million for the year ending December 31, 2010.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $75.6 million, which is made up of the outstanding balance of $97.8 million, net of a valuation allowance of $22.2 million, at December 31, 2010, resulting in a charge to expense of $20.7 million for the year ended December 31, 2010.

Note 17 — Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

To meet the financing needs of its customers, the Bank, as a subsidiary of the Company, is a party to various financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans as well as financial standby, performance standby and commercial letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Bank’s credit exposure for loan commitments and letters of credit are represented by the dollar amount of those instruments.  Management generally uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $10.8 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at March 31, 2011.  The Bank had $7.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2010.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 16 above.  Management also reported $3.5 million in additional receivables as of December 31, 2010, which have been categorized as nonperforming but were estimated to have no loss exposure, was reduced to $722,000 as of March 31, 2011.  At March 31, 2011, the notional amount of non-hedging interest rate swaps was $130.3 million with a weighted average maturity of 2.87 years.  At December 31, 2010, the notional amount of non-hedging interest rate swaps was $131.4 million with a weighted average maturity of 3.12 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

As of March 31, 2011, the Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank for which it received a participation payment.  As a participant in the RPA agreement, the Bank is not a party to the swap transaction, but it does act as a financial guarantor of 26.49% of the close out value of the swap should the counterparty to the swap transaction default or otherwise fail to perform its payment obligation, which ends June 27, 2011.  The Bank estimates the market value of the RPA monthly and includes the estimated change in value in its quarterly operating results.  The maximum theoretical upper limit of dollar exposure of the credit risk of the underlying swap is approximately $63,000 and is derived by assuming interest rates reached an effective rate of 0.0%.  The estimated market value of the RPA at March 31, 2011, was approximately $40,000.

The following table presents derivatives not designated as hedging instruments as of March 31, 2011, and periodic changes in the values of the interest rate swaps and the risk participation agreement contract are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$130,270	Other Assets	$2,829	Other Liabilities	$2,925
Commitments(1)	246,104	Other Assets	68	N/A	—
Forward contracts(2)	19,566	N/A	—	Other Liabilities	34
Risk participation agreements	7,000	N/A	—	Other Liabilities	40

Total			$2,897		$2,999

(1) Includes unused loan commitments and interest rate lock commitments.

(2) Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2010.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$131,399	Other Assets	$3,391	Other Liabilities	$3,499
Commitments(1)	281,753	Other Assets	503	N/A	—
Forward contracts(2)	39,673	N/A	—	Other Liabilities	(17)
Risk participation agreements	7,000	N/A	—	Other Liabilities	38

Total			$3,894		$3,520

(1)  Includes unused loan commitments, interest rate lock commitments, and forward rate lock.

(2)  Includes forward mortgage backed securities and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2011, and December 31, 2010.

	March 31, 2011	December 31, 2010
Commitments to extend credit: borrowers
Financial standby letters of credit	$14,311	$16,258
Performance standby letters of credit	11,600	12,670
Commercial letters of credit	8,936	9,137
Total letters of credit: borrowers	34,847	38,065

Commitments to extend credit: other
Financial standby letters of credit	550	—
Performance standby letters of credit	1,503	2,521
Commercial letters of credit	—	201
Total letters of credit: other	2,053	2,722

Total letters of credit
Financial standby letters of credit	14,861	16,258
Performance standby letters of credit	13,103	15,191
Commercial letters of credit	8,936	9,338
Total letters of credit	$36,900	$40,787

Note 18 — Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the collateralized debt obligations included in investment securities include a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities are discussed in detail in Note 16.  It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions on transferability.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and federal funds sold	$36,893	$36,893	$29,266	$29,266
Interest bearing deposits with financial institutions	137,556	137,556	69,492	69,492
Securities available-for-sale	142,225	142,225	148,647	148,647
FHLB and FRB stock	14,050	14,050	13,691	13,691
Loans, net and loans held-for-sale	1,531,822	1,527,746	1,624,476	1,624,068
Interest rate swap agreements net of swap valuation	2,829	2,829	3,391	3,391
Forward loan commitments to investors	68	68	503	503
Accrued interest receivable	6,523	6,523	6,452	6,452
	$1,871,966	$1,867,890	$1,895,918	$1,895,510
Financial liabilities:
Deposits	$1,902,349	$1,916,572	$1,908,528	$1,920,572
Securities sold under repurchase agreements	1,878	1,878	2,018	2,018
Other short-term borrowings	4,579	4,578	4,141	4,140
Junior subordinated debentures	58,378	42,302	58,378	45,011
Subordinated debt	45,000	43,319	45,000	43,957
Notes payable and other borrowings	500	481	500	489
Interest rate swap agreements	2,925	2,925	3,499	3,499
Interest rate lock commitments to borrowers	34	34	(17)	(17)
Risk participation agreements	40	40	38	38
Accrued interest payable	2,088	2,088	2,412	2,412
	$2,017,771	$2,014,217	$2,024,497	$2,022,119

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

The fair value of the preferred stock was determined by using ASC Topic 820, “Fair Value Measurements and Disclosures” concepts, using a discounted cash flow approach.  Upon review of economic conditions and events that gave rise to the TARP initiative, a discount rate of 15% was selected to reflect management’s estimate of a current market rate for the Company.  Factors such as the creditworthiness of the Company, its standing as a public company, and the unique economic environment particularly as it related to financial institutions and the Treasury program were considered, as was the ability of the Company to access capital.  A final factor was management’s belief that the initial stated preferred stock dividend rate (5%) was below market, which also drove the decision to select the higher discount rate of 15%.

As discussed in Note15, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock.  Further, as discussed in Note 10, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while TARP Preferred Stock dividends are in arrears.  The total amount of such unpaid deferred dividends as of March 31, 2011, was $2.3 million.

Pursuant to the terms of the TARP Capital Purchase Program, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the immediately preceding quarter prior to issuance.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the preferred stock and (b) the date on which the preferred stock has been redeemed in whole or the Treasury has transferred all of the preferred stock to third parties, except that, after the third anniversary of the date of issuance of the preferred stock, if the preferred stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the Treasury.

The TARP Capital Purchase Program also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the purchase agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the preferred stock of the Company; and (ii) entered into a letter with the Company amending the benefit plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the preferred stock of the Company, as necessary to comply with Section 111(b) of the EESA.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2011, as compared to December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2010 Annual Report.

The loan portfolio quality is generally reflective of the economic status of the communities in which the Company operates, and the Company recorded a $4.0 million provision for loan losses and a net loss of $3.1 million, prior to preferred stock dividends and accretion, in the first quarter of 2011. The ongoing weakness in the financial system and economy, particularly as it relates to the credit and real estate markets continues to affect directly some borrowers’ ability to repay their loans as well as the general level of property valuations.  While this economic weakness is reflected in the operating results, management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  Management also remains focused on the capital planning process and continues to assess capital alternatives to help ensure capital strength is sustained to best situate the Company to pursue lending and market opportunities that may become available with an economic recovery.

Results of Operations

The net loss for the first quarter of 2011 was $.30 per diluted share on $3.1 million of net loss.  This compares to net loss of $.69 per diluted share, on $8.6 million of net loss, for the first quarter of 2010.  The decreases in interest expense, the provision for loan losses and other real estate expenses were greater than decreases in earning assets combined with increases to general bank insurance.  The Company recorded a $4.0 million provision for loan losses and net charge-offs totaled $7.2 million in the first quarter of 2011.  This compared to a provision for loan losses of $19.2 million and net charge-offs totaling $16.9 million in the first quarter of 2010.  The net loss available to common stockholders was $4.3 million for the first quarter of 2011 after preferred stock dividends and accretion of $1.2 million.  This compared to net loss available to common stockholders of $9.7 million for the first quarter of 2010 after preferred stock dividends and accretion of $1.1 million.

Net Interest Income

Net interest income decreased from $21.0 million for the quarter ended March 31, 2010 to $16.2 million for the quarter ended March 31, 2011.  The decline in net interest income was directly related to a decline in average earning assets offset in part by a general decrease in deposit interest rates, particularly on time certificates of deposits.  Average earning assets decreased $368.4 million, or 16.0%, from $2.30 billion in the first quarter of 2010, to $1.93 billion in the first quarter of March 2011.  The decrease in assets is due, in part, to the Company’s strategy to reduce the overall asset size.  This strategy is intended to allow the Bank to focus on its asset quality and maintaining its capital ratios.  Loan growth was limited throughout 2010 and the first quarter of 2011.  Consequently, average loans, including loans held for sale, decreased $371.8 million.  This decline was also due, in part, to a lower level of qualified borrower demand within the Bank’s market, combined with charge-off activity.  The level of average earning assets was also affected by transfers of loans to other real estate owned (“OREO”) and net charge-offs.  Average OREO increased $34.1 million during the first quarter of March 31, 2011, compared to the same period in 2010, as collateral from loans was converted.  Net charge-offs also decreased average loans, but the pace of this activity in 2011 decreased by $9.8 million compared to the first quarter of 2010.

Management has pursued a strategy of deleveraging the balance sheet in order to strengthen capital ratios. The balance sheet deleveraging has been accompanied by significant reductions in deposits that previously provided funding for loan growth and a larger securities portfolio.  Management maintained an emphasis on relationship banking throughout this period of asset reduction, focusing on customers with multiple accounts rather than single-service customers that may be associated with a higher cost of funding.  As a result, there was a decrease in average interest bearing liabilities of $351.0 million, or 17.5%, in the quarter ended March 31, 2011, compared to the same period in 2010.  The quarterly net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.78% in the first quarter of 2010 to 3.42% in the first quarter of 2011.  The average tax-equivalent yield on earning assets decreased 49 basis points from 5.09% in the first quarter of 2010 to 4.60% in the first quarter of 2011.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.57% to 1.44%, or 13 basis points, helping to offset that decrease.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2011 and 2010.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended March 31,  2011 and 2010

(Dollar amounts in thousands - unaudited)

	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$113,100	$70	0.25%	$30,551	$16	0.21%
Federal funds sold	1,465	—	—	1,440	—	—
Securities:
Taxable	128,174	878	2.74	147,768	1,238	3.35
Non-taxable (tax equivalent)	14,976	219	5.85	75,246	1,146	6.09
Total securities	143,150	1,097	3.07	223,014	2,384	4.28
Dividends from FRB and FHLB stock	13,698	69	2.01	13,044	56	1.72
Loans and loans held-for-sale (1)	1,656,531	20,933	5.05	2,028,319	26,744	5.27
Total interest earning assets	1,927,944	22,169	4.60	2,296,368	29,200	5.09
Cash and due from banks	34,882	—	—	36,868	—	—
Allowance for loan losses	(78,812)	—	—	(67,504)	—	—
Other noninterest bearing assets	238,261	—	—	264,210	—	—
Total assets	$2,122,275			$2,529,942

Liabilities and Stockholders’ Equity
NOW accounts	$272,092	$139	0.21%	$410,086	$346	0.34%
Money market accounts	303,604	319	0.43	392,821	816	0.84
Savings accounts	184,861	118	0.26	183,331	223	0.49
Time deposits	785,937	3,993	2.06	885,795	5,097	2.33
Interest bearing deposits	1,546,494	4,569	1.20	1,872,033	6,482	1.40
Securities sold under repurchase agreements	1,754	—	—	19,736	10	0.21
Other short-term borrowings	3,036	—	—	10,509	18	0.69
Junior subordinated debentures	58,378	1,113	7.63	58,378	1,072	7.35
Subordinated debt	45,000	203	1.80	45,000	195	1.73
Notes payable and other borrowings	500	4	3.20	500	1	0.80
Total interest bearing liabilities	1,655,162	5,889	1.44	2,006,156	7,778	1.57
Noninterest bearing deposits	366,109	—	—	308,926	—	—
Other liabilities	19,460	—	—	17,031	—	—
Stockholders’ equity	81,544	—	—	197,829	—	—
Total liabilities and stockholders’ equity	$2,122,275			$2,529,942
Net interest income (tax equivalent)		$16,280			$21,422
Net interest income (tax equivalent) to total earning assets			3.42%			3.78%
Interest bearing liabilities to earning assets	85.85%			87.36%

(1)          Interest income from loans is shown on a TE basis as discussed below and includes fees of $525,000 and $683,000 for the first quarter of 2011 and 2010, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2011	2010

Interest income (GAAP)	$22,079	$28,759
Taxable equivalent adjustment - loans	13	40
Taxable equivalent adjustment - securities	77	401
Interest income (TE)	22,169	29,200
Less: interest expense (GAAP)	5,889	7,778
Net interest income (TE)	$16,280	$21,422
Net interest and income (GAAP)	$16,190	$20,981
Net interest income to total interest earning assets	3.41%	3.71%
Net interest income to total interest earning assets (TE)	3.42%	3.78%

Provision for Loan Losses

The Company recorded a $4.0 million provision for loan losses in the first quarter of 2011 compared to a $19.2 million provision in the first quarter of 2010 and a $14.0 million provision for loan losses in the fourth quarter of 2010.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased significantly from $228.9 million at December 31, 2010, to $193.0 million at March 31, 2011, which is similar to the $192.7 million at March 31, 2010.  In the first quarter of 2011 and the fourth quarter of 2010, the Company recorded net loan charge-offs of $7.2 million and $5.9 million, respectively.  In the first quarter of 2010, the Company had net charge-offs of $16.9 million.

Management closely monitors portfolio quality and when available information indicates that specific loans or portions of loans are uncollectible, management charges off those amounts to reduce the outstanding loan balance.  While this reduces specific allocation estimates in the allowance for loan losses, it simultaneously reduces the estimated remaining risk of loss.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the remaining nonperforming loans at March 31, 2011 are included in the table immediately following (in thousands):

	Three Months Ended
Loan Charge-offs, Gross	March 31,
(in thousands)	2011	2010
Real Estate-construction
Homebuilder	$505	$6,775
Land	1,431	809
Commercial speculative	—	3,735
All other	34	215
Total real estate - construction	1,970	11,534
Real estate-residential
Investor	126	614
Owner occupied	856	1,318
Revolving and junior liens	182	336
Total real estate-residential	1,164	2,268
Real estate-commercial, nonfarm
Owner general purpose	2,659	506
Owner special purpose	1,321	78
Non owner general purpose	183	196
Non owner special purpose	761	231
Strip malls	770	2,525
Total real estate - commercial, nonfarm	5,694	3,536
Real estate-commercial, farm	—	—
Commercial	145	1,231
Other	114	97
	$9,087	$18,666

The distribution of the Company’s nonperforming loans as of March 31, 2011 is included in the chart below (in thousands):

		90 days
		or More	Restructured	Total Non-	% Non-
Nonperforming loans	Nonaccrual	Past Due	Loans	performing	performing	Specific
as of March 31, 2011	Total(1)	and Accruing	(Accruing)	Loans	Loans	Allocation
Real estate - construction	$53,641	$267	$2,220	$56,128	29.1%	$5,260
Real estate - residential:
Investor	14,726	—	514	15,240	7.9%	2,282
Owner occupied	15,041	—	8,043	23,084	12.0%	1,445
Revolving and junior liens	1,889	—	—	1,889	1.0%	418
Real estate - commercial, nonfarm	89,242	—	3,132	92,374	47.9%	9,933
Real estate - commercial, farm	1,194	—	—	1,194	0.6%	—
Commercial	3,019	75	—	3,094	1.5%	671
Other	5	—	—	5	0.0%	—
	$178,757	$342	$13,909	$193,008	100.0%	$20,009

(1) Nonaccrual loans included $28.4 million in restructured loans, including $6.5 million in real estate construction, $7.8 million in commercial real estate nonfarm,  $8.2 million in real estate - residential investor, and $5.9 million in real estate - owner occupied.

Commercial Real Estate

Commercial Real Estate Nonfarm (“CRE”) remained the largest component of nonperforming loans at $92.4 million, or 47.9% of total nonperforming loans.  This compares to $107.0 million and 46.7% at December 31, 2010, and $48.0 million and 24.9% at March 31, 2010.  The class components of the CRE segment at March 31, 2011 were as follows (dollars in thousands):

	Nonaccrual	90 Days or More	Restructured Loans	Total Non performing	% Non Performing	Specific
Real Estate - Commercial Nonfarm	Total	Past Due	(Accruing)	Loans	CRE Loans	Allocation
Owner occupied general purpose	$15,132	$—	$—	$15,132	16.4%	$1,657
Owner occupied special purpose	24,348	—	—	24,348	26.4%	725
Non-owner occupied general purpose	17,490	—	2,686	20,176	21.8%	4,161
Non-owner occupied special purpose	9,608	—	446	10,054	10.9%	1,402
Retail properties	22,664	—	—	22,664	24.5%	1,988
	$89,242	$—	$3,132	$92,374	100.0%	$9,933

Portfolio loans secured by retail property, primarily strip malls, have been experiencing the most financial stress.  This class accounted for 11.2% of all CRE loans and 24.5% of all nonperforming CRE loans at March 31, 2011.  Almost 26.9% of total retail CRE loans are nonperforming, with $22.7 million of credit exposure at March 31, 2011.  First quarter 2011 charge-offs in the retail segment totaled $770,000 and management estimated the remaining specific allocation for nonperforming loans of $2.0 million was sufficient coverage for the remaining loss exposure at March 31, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  Retail properties accounted for 13.5% of the first quarter 2011 charge-offs in CRE.

The owner occupied special purpose category comprised the largest component of nonperforming CRE.  At $212.8 million, this special purpose class represented 28.3% of all CRE loans.  With $24.3 million of these loans nonperforming at year end, these loans accounted for 26.4% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  Charge-offs in the first quarter of 2011 totaled $1.3 million in this loan class and management estimated that the specific allocation of $725,000 million was sufficient coverage for the remaining loss exposure at March 31, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 23.1% of total CRE loans, and 21.8% of nonperforming CRE loans at the end of the first quarter of 2011.  First quarter 2011 charge-offs in this category were $183,000 and management estimated that $4.2 million of specific allocation was sufficient coverage for the remaining loss exposure at March 31, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

As of March 31, 2011, owner occupied general purpose loans comprised 22.3% of CRE, and 16.4% of nonperforming CRE loans.  Charge-offs totaled $2.7 million in the first quarter of 2011, and management estimated that specific allocations of $1.7 million were sufficient coverage for the remaining loss exposure at March 31, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Non-owner occupied, special purpose loans represented 15.1% of the CRE portfolio, and 10.9% of nonperforming CRE loans at the end of the first quarter of 2011.  In the first quarter, a charge-off of $761,000 was recorded, and management estimated that a specific allocation of $1.4 million was sufficient coverage for the remaining loss exposure at March 31, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

In addition to the specific allocations detailed above, in accordance with GAAP, in the second quarter of 2009 management created a higher risk commercial real estate pool loss factor for certain CRE loans to be directionally consistent with observable trends within the loan portfolio segments and with continued deteriorating market conditions.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to cyclical impacts from the recession.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Management estimated additional reserves of $6.8 million in the first quarter of 2011, based upon the amount of loans within this pool at March 31, 2011.  The combination of reduced specific loan loss allocations and increased general allocation from the high risk pool resulted in an additional $1.7 million of estimated loss coverage in the first quarter of 2011.

Construction and Development

At March 31, 2011, nonperforming construction and development (“C & D”) loans totaled $56.1 million, or 29.1% of total nonperforming loans.  This is a decrease from $68.0 million at December 31, 2010.  In the first quarter of 2011, the bank effectively executed a $10.0 million loan sale on a large single borrower that contributed to the 17.5% reduction in nonperforming C & D loans. The loan sale was executed at the remaining book value of the loan, after charge-offs of $846,000 in the first quarter of 2011 and 478,000 in the third quarter of 2010.  Of the $104.6 million of total C & D loans in the portfolio, 53.6% of all construction loans were nonperforming as of March 31, 2011, as compared to 39.7% at March 31, 2010, and 52.5% at December 31, 2010.  Total C & D charge-offs for the first quarter of 2011 were $2.0 million, as compared to $3.6 million in the fourth quarter 2010.  Following that charge-off activity, management estimated that specific allocations of $5.3 million were sufficient coverage for the remaining loss exposure in this segment at March 31, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by builder home inventory is down 54.4% from a year ago.

Management closely monitors the performing loans that have been rated as “watch” or “substandard” but accruing.  While some additional adverse migration is still possible, management believes that much of the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit.  As a result, management believes future losses in the construction segment will continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.  While management observed some continuation in the decreasing trend in collateral valuation, it has also observed that the rate of property valuation decline has generally slowed.

In addition to specific allocations detailed above, management created a higher risk C & D pool loss factor estimate for developers in accordance with GAAP at the end of 2008.  That pool was designed to capture general losses in the portfolio attributable to the construction segment, because of the emerging market risks identified by management in the economic cycle.  Because no similar event had been experienced in the Company’s recent history, management estimated that the historical loss portion of the allowance calculation would not capture the probability of additional loss in that pool segment.  While that estimate was appropriate at that point in the cycle, the volume of credits in that pool steadily diminished and the estimated losses were recognized as described above.  Management also monitored borrower operating results and other characteristics, including the collateral composition of the credits subject to this factor.  On the latter point management observed this profile changed from 2009, where the majority was homebuilder lot inventory loans with greater loss exposure, to the third quarter of 2010, where the majority of the borrowers had buildings that were nearly finished and management estimated a lesser loss exposure.  Management noted the above improving trends and eliminated the special pool factor for construction as of September 30, 2010, in accordance with GAAP. Further, management’s estimated historical loss factor for construction required $7.2 million in reserves at March 31, 2011 and $13.0 million in reserves at December 31, 2010, whereas that factor called for virtually no reserves at the end of 2008.

The following table illustrates management’s change in C & D estimates of provision for loan loss on a quarterly basis (in millions):

	Portfolio	Specific Allocation	General Allocation
December 31, 2010	$129.6	$3.7	$14.6
March 31, 2011	104.6	5.3	8.1

Residential Real Estate

Nonperforming 1-4 family residential mortgages to consumers totaled $23.1 million, or 12.0% of the nonperforming loan total as of March 31, 2011.  This segment totaled $25.5 million in nonperforming loans at December 31, 2010, compared to $27.4 million at March 31, 2010.  While Kendall, Kane and Will counties experienced high rates of foreclosure in both 2009 and 2010, the Bank has experienced relatively stable nonperforming totals.  Of the nonperforming loans in this category, $8.0 million, or 34.8%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and are classified as restructured at March 31, 2011.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  It has been management’s experience that these borrowers typically resume normal performance on their obligations when their earnings situation improves.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  The Bank did not offer subprime mortgage products to its customers and management believes that the deterioration in this segment relates primarily to the high rate of unemployment in our market area.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at March 31, 2011, management estimated that a specific allocation of $1.4 million was adequate loss coverage following the $856,000 of charge-offs that occurred during the quarter.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  At March 31, 2011, there were no loans that were greater than 90 days past due and were still accruing interest in this portfolio segment.  Additionally, at March 31, 2011, loans 30 to 89 days past due and still accruing totaled $6.4 million, which was an increase from $5.1 million at December 31, 2010, but an improvement from $9.6 million at March 31, 2010.

Nonperforming residential investor loans consist of multi-family and 1-4 family properties and totaled $15.2 million, or 7.9% of the nonperforming loans total.  This was a decrease from $22.2 million at December 31, 2010, and a decrease from $24.9 million at March 31, 2010.  Following the first quarter charge-off of $126,000, management estimated that a total specific allocation of $2.3 million would be sufficient loss reserves at March 31, 2011 for the remaining risk in this category.  Management also noted that the remaining loss exposure was centered in loans collateralized by first mortgages on 1-4 family investor loans that total $12.1 million of this category.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  The remaining nonperforming multi-family loans totaled $3.1 million.  Management observed the typical profile of the nonperforming multi-family investor was where the property has decreased net operating income, due to both higher vacancy and higher past due collection rates.  Those trends have generally stabilized in the portfolio and many multi-family borrowers were reporting improved cash flow from operations as of March 31, 2011, compared to March 31, 2010.

Other

The remaining nonperforming credits included $3.1 million in commercial and industrial loans, $1.9 million in consumer home equity and second mortgage loans and $1.2 million in farmland and agricultural loans.  At March 31, 2011, management estimated that a total specific allocation of $671,000 on the commercial and industrial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits, and that $418,000 was sufficient loss coverage for the consumer loan segment.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  These estimated amounts were following charge-offs in the first quarter of 2011 of $145,000 in commercial and industrial loans, and $182,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest decreased to $12.2 million at March 31, 2011 from $44.0 million at March 31, 2010 and $13.9 million at December 31, 2010.  At March 31, 2011, loans 30 to 89 days past due consisted of $6.4 million in 1-4 family consumer mortgages, $1.8 million in commercial real estate credits, $2.2 million in residential investor credits, $49,000 in construction and development, $429,000 in commercial and industrial loans, $139,000 in consumer installment loans and $1.1 million in home equity loans.  Troubled debt restructurings (“TDR”) in accrual status total $13.9 million, which was a decrease from $15.6 million on a linked quarter basis.  Accruing TDRs included $8.0 million in consumer mortgages in the foreclosure avoidance program discussed previously, $2.2 million in restructured residential lot inventory loans to builders, $514,000 in 1-4 family investor mortgages, and $3.1 million in non-owner occupied commercial real estate.

Nonaccrual TDR loans totaled $28.4 million as of March 31, 2011.  These credits, which have not demonstrated a sustained period of financial performance, include the following:

•                  Investor mortgages on 1-4 properties totaling $6.7 million, with $6.3 million of that amount attributable to one relationship.  That borrower was enrolled in a forbearance program that included financial concessions in March 2009, with an interim plan to stabilize performance.  The borrower performed acceptably under the interim agreement for one year, but the borrower became uncooperative in the process of completing the formal restructuring plan in early 2010 and management is now pursuing a liquidation strategy.

•                  Consumer residential mortgages in the amount of $5.9 million with either borrowers who fell past due under normal terms and then enrolled in the foreclosure avoidance program, or credits that were previously enrolled in that program, but have now moved into foreclosure or other workout status.  Based on our limited foreclosure program experience to date, management estimates that approximately 50% of these credits will eventually return to performing status and the remainder will become foreclosures.

•                  A $3.6 million loan on a retail strip mall property that was placed in forbearance in early 2009, and then restructured in early 2010.  The credit has performed acceptably under the modified terms, but credit characteristics were too weak to merit a return to accrual status and the owner/guarantor is attempting to negotiate a short sale or deed in lieu arrangement.

•                  TDR loans totaling $5.6 million that were made to homebuilders and developers and collateralized by lots and land.  These were primarily builder loans that failed to perform under modified terms and are in the process of foreclosure and deed-in-lieu arrangements.  The original modifications in these cases were generally designed to encourage the borrowers to achieve an orderly sale of the collateral in liquidation, but have not been successful.

•                  A $1.6 million credit that is secured by an office building and the terms of the credit were modified by Chapter 11 bankruptcy reorganization.  The effect of the modified terms would produce a very small concession.  Management is not confident the entire amount allowed by the court is collectible and has estimated a larger impairment charge based upon a collateral-dependent analysis, although the borrower is performing according to these modified terms.  A more formal post-bankruptcy restructuring is being considered and such an event may allow a portion of this credit to return to performing status in 2011.

Management estimated the quarterly value of TDRs in liquidation status on a collateral dependency basis, and believed that specific allocation estimates at March 31, 2011 were sufficient coverage for the remaining loss exposure in this category.

The coverage ratio of the allowance for loan losses to nonperforming loans was 37.9% as of March 31, 2011, which was an increase from 33.3% as of December 31, 2010.  The linked quarter increase in this ratio was largely driven by a $35.9 million, or 15.7%, reduction in nonperforming loans.  Management updated the estimated specific allocations in the first quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $202,000 as the overall loan balances subject to general factors decreased at March 31, 2011, even though the pooled commercial real estate segment increased and somewhat offset that decline.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent increased loss experience.  Management created a higher risk construction and development pool for developers and estimated a higher qualitative loss factor at the end of 2008, and as discussed previously in the construction loan section of this narrative, that pool was determined to no longer be necessary as of September 30, 2010.  This change was made because of diminished migration potential, the more favorable credit characteristics of the remaining construction portfolio, and higher historical loss factors that management now estimates to be adequate coverage for the remaining risk of loss in the construction portfolio.

Management also created a higher risk pool within commercial real estate loans and assigned a higher qualitative risk factor for those segments of that portfolio in the second quarter of 2009.  Management regularly reviews the performance of that pool and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  Management slightly decreased the quantity of assets subject to this pool factor by 2.6% in the first quarter.  Management increased the loss factor by 6% assigned to this pool based on its observations of weakness in some CRE sectors.  Management also observed that stresses in those credits were attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses increased from 4.51% of total loans as of December 31, 2010, to 4.57% of total loans at March 31, 2011.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures for the period ended March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Nonaccrual loans (including restructured)	$178,757	$212,225
Accruing restructured loans	13,909	15,637
Interest income recorded on nonaccrual loans	62	4,382
Interest income which would have been accrued on nonaccrual loans	3,391	17,234
Loans 90 days or more past due and still accruing interest	342	1,013

The Bank had no commitments to any borrower whose loans were classified as impaired at March 31, 2011 or December 31, 2010.  Additional details and discussion related to interest rate swap derivatives and commitments is found in Note 17 to the financial statements provided in this form 10-Q.

Other Real Estate

Other real estate owned (“OREO”) increased $10.0 million from $75.6 million at December 31, 2010, to $85.6 million at March 31, 2011.  In the first quarter of 2011, management successfully converted collateral securing problem loans to properties ready for disposition in the amount of $19.5 million.  Additionally $2.0 million in development improvements were added to OREO in the first quarter.  First quarter additions were offset by $2.4 million in valuation adjustments and $9.1 million in dispositions which generated a net gain on sale of $234,000.  The Bank added 40 properties to OREO during the first quarter, which brought the total OREO holdings to 245 properties.  These OREO properties consisted of different types, including 109 single-family residences, with an estimated realizable market value of $8.5 million, 49 non-farm, nonresidential properties, with an estimated value of $42.6 million, a number of residential and commercial lots with an estimated realizable market value of $22.5 million, and 12 parcels of vacant acreage suitable for either farming or development with an estimated value of $11.9 million.  Details related to the activity in the OREO portfolio for the periods presented are itemized in the following table (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Beginning balance	$75,613	$40,200
Property additions	19,451	18,838
Development improvements	2,022	10
Less:
Property disposals	9,123	4,102
Period valuation adjustments	2,393	5,091
Other real estate owned	$85,570	$49,855

When measured as a percentage of other real estate properties owned, the OREO valuation reserve decreased to $21.9 million, which is 20.4% of gross OREO at March 31, 2011.  The valuation reserve represented 22.7% of gross OREO at December 31, 2010.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income increased $1.0 million, or 12.4%, to $9.3 million during the first quarter of 2011, compared to $8.3 million during the same period in 2010.  Trust income increased by $127,000, or 7.7%, for the first quarter of 2011.  The increase in revenue was primarily due to an increase in estate settlement activity and investment advisory fees, partially offset by a reduction in personal trust income.  Service charge income from deposit accounts decreased for the quarter primarily due to decreases in overdraft fees, which have declined industry wide in keeping with recent regulatory changes.  Total mortgage banking income in the first quarter of 2011, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.8 million, an increase of $290,000, or 18.8%, from the first quarter of 2010. The increase was primarily the result of a $79,000 increase in gains on sales of mortgage loans and a $207,000 increase in servicing income.

Realized gains on securities totaled $139,000 in the quarter ended March 31, 2011 compared to a $2,000 realized loss for the same period in the prior year.  Bank owned life insurance (“BOLI”) income increased by $34,000, or 7.9%, in the first quarter of 2011 compared to the same period in 2010, as the underlying investment performance was stronger in 2011.  Debit card interchange income increased $37,000 for the quarter as the volume of consumer card activity remained strong in the first quarter.  Lease revenue received from OREO properties increased $2,000 in the quarter ended March 31, 2011, compared to the prior year.  The Bank had a net gain of $234,000 on disposal of OREO in the first quarter of 2011, which was an increase of $83,000 from the same period in 2010.  Other noninterest income increased $508,000 for the first quarter ended March 31, 2011, compared to the same period in 2010, largely due to miscellaneous income, including prior year interest from loans removed from nonaccrual status, as well as an increase in ATM surcharge and transaction-related fees.

Noninterest Expense

Noninterest expense was $24.6 million during the first quarter of 2011, a decrease of $151,000, from $24.7 million in the first quarter of 2010. Increases for the quarter were in legal fees, FDIC insurance, general bank insurance, debit card interchange expense and other expenses.  These were more than offset by reductions in OREO expenses as well as salaries and occupancy related expenses.  Salaries and benefits expense decreased by $96,000, or 1.1%, in the first quarter of 2011 compared to same period in 2010.  These reductions in salaries and benefits expense resulted primarily from a decrease in salary expense, partially offset by an increase in group medical expenses.  The number of full time equivalent employees decreased to 505 for the first quarter of 2011, compared to 548 at the same time last year.

Occupancy expense decreased $180,000, or 11.8%, from the first quarter of 2010 to the first quarter of 2011.  Furniture and fixture expenses also decreased by $179,000 in the first quarter ended March 31, 2011, as compared to the same period in the prior year.  In the first quarter of 2010, the Company closed three branches where there was an overlap in service area.  As a result of these closures, management has been able to realize lower costs in both the occupancy and furniture and fixtures categories.

Federal Deposit Insurance Corporation (“FDIC”) costs increased $311,000, or 21.8%, for the quarter ended March 31, 2011 as compared to the prior year.  As previously announced, the Board of Directors of the FDIC voted to propose a comprehensive, long-range plan for deposit insurance fund management in response to changes to the FDIC’s authority to manage the Deposit Insurance Fund contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As part of the fund management plan, the Board adopted a new Restoration Plan to ensure that the fund reserve ratio reaches 1.4% percent by September 30, 2020, as required.  That Restoration Plan also foregoes the uniform 3 basis point assessment rate increase previously scheduled to go into effect January 1, 2011, and keeps the current rate schedule in effect.

General bank insurance increased $685,000 for the first quarter of 2011 when compared to the same period in 2010.  First quarter of 2011 advertising expense decreased by $23,000, or 9.0%, when compared to the same period in 2010.  Legal fees increased $384,000 in a quarterly comparison, and were primarily related to loan workouts and the Company’s ongoing review of its capital initiatives and alternatives.

OREO expense decreased $1.1 million, or 17.3%, from $6.4 million in the quarter ended March 31, 2010, to $5.3 million for the same period in 2011.  The decrease for the quarter was primarily due to a decrease in valuation expense of $2.8 million, or 54.3%, when compared to the same period in the prior year. This decrease was partially offset by increases to OREO real estate taxes and other expenses incurred in administering OREO.  Other expense increased $51,000, or 1.6%, in the first quarter of 2011 when compared to the same period in 2010.

Income Taxes

The Company did not record an income tax benefit for the first quarter of 2011, despite a $3.1 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, as of March 31, 2011 the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  An income tax benefit of $6.2 million was recorded in the first quarter of 2010.  The Company’s taxable book loss significantly decreased in the first quarter of 2011 compared to the same period in 2010, primarily due to the results of our operations.  The Company’s effective tax rate for the quarter ending March 31, 2011, was 0% as compared to 41.9% for the same period in 2010.  The income tax benefit for 2010 resulted, in large part, from the higher levels of loan loss provision and other real estate related expenditures.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010 to reflect this judgment.  A deferred tax asset of $2.1 million related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities remains at both March 31, 2011, and December 31, 2010.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Assets

Total assets decreased $8.5 million, or 0.4%, from December 31, 2010 to close at $2.12 billion as of March 31, 2011.  Loans decreased by $88.4 million, or 5.2%, as management continued to emphasize capital management and credit quality and overall demand from qualified borrowers continued to decline.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  As a result, the latter asset category increased $10.0 million, or 13.2%, for the quarter ended March 31, 2011.  Available-for-sale securities decreased by $6.4 million for the quarter ended March 31, 2011.  At the same time, net cash equivalents increased despite a general balance sheet deleveraging.

The core deposit and other intangible assets related to the Heritage Bank acquisition in February 2008 and were $8.9 million at acquisition as compared to $5.3 million as of March 31, 2011.

Management performed an annual review of the core deposit and other intangible assets as of December 31, 2010.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of March 31, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.60 billion as of March 31, 2011, a decrease of $88.4 million from $1.69 billion as of December 31, 2010.  The decrease was primarily attributable to declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $7.2 million in the first quarter of 2011.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $26.9 million, $25.0 million and $26.3 million, or 3.3%, 19.3% and 4.7%, respectively.  Management intends to make future reductions to portfolio concentrations in real estate in keeping with the requirements of the MOU between the Bank and the OCC, as previously disclosed.

The loan portfolio generally reflects the profile of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect financial markets generally, and real estate related activity, including valuations and transactions, have been distressed.  Because the Company is located in a growth corridor with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 89.3% of the portfolio as of March 31, 2011 compared to 89.2% of the portfolio as of December 31, 2010.  The Company remains committed to overseeing and managing its loan portfolio to attempt to avoid unnecessarily high credit concentrations in accordance with its MOU with the OCC as well as general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy, and anticipates that the percentage of real estate lending to the overall portfolio will continue to decrease in the future as result of that process.     Commercial and industrial and installment loans also decreased $9.3 million, or 5.3%, and $352,000, or 7.0%, respectively, from December 31, 2010 to March 31, 2011.  Almost all of these decreases were attributable to decreased demand from qualified borrowers, although there was $145,000 in commercial and industrial loans that were charged off in the first quarter of 2011.

Securities

Securities available-for-sale totaled $142.2 million as of March 31, 2011, a decrease of $6.4 million, or 4.3%, from $148.6 million as of December 31, 2010.  The largest category decrease was in collateralized mortgage obligations (“CMO”) followed close behind by a decrease in the United States government agency mortgage backed securities.  CMOs decreased $4.0 million, or 100.0%, whereas the United States government agency mortgage backed securities decreased $3.5 million, or 4.5% in the first quarter of 2011.  The decrease in CMOs was primarily due to the sale of securities, whereas the decreases in agency mortgage backed securities were attributable to the receipt of pass-through payments.

The net unrealized losses, net of deferred tax benefit, in the portfolio decreased by $88,000 from $3.1 million as of December 31, 2010 to $3.0 million as of March 31, 2011.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits decreased $6.2 million, or 0.3%, during the quarter ended March 31, 2011, to close at $1.90 billion.  The deposit segments that declined the most in this period were time certificates of deposits, which declined $27.7 million, or 3.5%, followed by interest bearing saving, NOW and money markets, which in the aggregate decreased $19.6 million, or 2.5%.  The decrease in time deposits occurred primarily due to management’s pricing strategy that required customers to have a core deposit relationship with the Bank to receive a higher rate on time deposits.  The Bank continues to comply with the brokered deposit guidelines contained within its MOU with the OCC.  NOW accounts decreased by $38.2 million, from $304.3 million to $266.1 million, during the quarter ended March 31, 2011.  At the same time, noninterest bearing demand deposits increased by $41.1 million, or 12.4%, and savings and money market deposits increased by $13.0 million, or 7.2%, and $5.6 million, or 1.9%, respectively.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.40% in the first quarter of 2010 to 1.20%, or 20 basis points, in the first quarter of 2011.  Similarly, the average total cost of interest bearing liabilities decreased 13 basis points from 1.57% in the first quarter of 2010 to 1.44% in the first quarter of 2011.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America).  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010 and March 31, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.

The Company increased its other short-term borrowings $438,000, or 10.6%, from December 31, 2010.  This increase is related to Treasury Tax & Loan (“TT&L”) deposits.  The Bank is a TT&L depository for the FRB and, as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.

Capital

As of March 31, 2011, total stockholders’ equity was $80.2 million, which was a decrease of $3.8 million, or 4.5%, from $84.0 million as of December 31, 2010.  This decrease was primarily attributable to the net loss from operations in the first quarter of 2011.  As of March 31, 2011, the Company’s regulatory ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 leverage decreased to 11.65%, 6.04%, and 4.88%, respectively, compared to 11.46%, 6.09%, and 4.74%, respectively, at December 31, 2010.  The Company, on a consolidated basis, exceeds the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at March 31, 2011.  The same capital ratios at the Bank were 11.97%, 10.68%, and 8.64%, respectively, at March 31, 2011 compared to 11.63%, 10.34%, and 8.10%, at December 31, 2010.  While the Bank’s ratios increased and exceeded the general minimum regulatory requirements to be considered “well capitalized”, it still was not in compliance with the heightened capital ratios that it has agreed to maintain pursuant to an understanding with the OCC. Specifically, the Bank’s Board of Directors agreed to meet by December 31, 2009, and thereafter maintain, a total risk-based capital ratio of at least 11.25%, and a Tier 1 capital ratio of at least 8.75%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance through March 31, 2010. As disclosed above, the Bank was in compliance with the heightened total capital to risk-weighted assets ratio at March 31, 2011, but not the heightened Tier 1 leverage ratio, due to net losses that have been incurred since the first quarter of 2010.  As a result of the Bank’s continuing financial difficulties and heightened levels of nonperforming loans as well as the Bank’s failure to be in full compliance with the agreed-upon capital ratios, management expects that the OCC will replace the current MOU with a formal regulatory enforcement action.

In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to 0.22% and 0.31%, respectively, at March 31, 2011, compared to 0.40% and 0.52%, respectively, at December 31, 2010.

As previously announced, the Company has elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $3.4 million at March 31, 2011.

The Company has also suspended quarterly cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the U.S. Department of the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividends have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated TARP preferred stock dividends totaled $2.3 million at March 31, 2011.

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

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to 0.22% and 0.31%, respectively, at March 31, 2011 as compared to 0.40% and 0.52%, respectively, at December 31, 2010.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of March 31,		December 31,
	2011	2010	2010
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$80,186	$187,740	$83,958
Tier 1 adjustments:
Trust preferred securities	27,743	56,625	29,029
Cumulative other comprehensive income	3,042	1,916	3,130
Disallowed intangible assets	(5,296)	(6,372)	(5,525)
Disallowed deferred tax assets	(2,129)	(44,221)	(2,064)
Other	(433)	(282)	(390)
Tier 1 capital	$103,113	$195,406	$108,138

Total regulatory capital
Tier 1 capital	$103,113	$195,406	$108,138
Tier 2 additions:
Allowable portion of allowance for loan losses	21,992	26,292	22,875
Additional trust preferred securities disallowed for tier 1 captial	28,882	—	27,596
Subordinated debt	45,000	45,000	45,000
Other Tier 2 capital components	(7)	(8)	(7)
Total regulatory capital	$198,980	$266,690	$203,602

Tangible common equity
Total stockholders’ equity	$80,186	$187,740	$83,958
Less: Preferred equity	70,151	69,254	69,921
Intangible assets	5,296	6,372	5,525
Tangible common equity	$4,739	$112,114	$8,512

Tier 1 common equity
Tangible common equity	$4,739	$112,114	$8,512
Tier 1 adjustments:
Cumulative other comprehensive income	3,042	1,916	3,130
Other	(2,562)	(44,503)	(2,454)
Tier 1 common equity	$5,219	$69,527	$9,188

Tangible assets
Total assets	$2,115,406	$2,497,685	$2,123,921
Less:
Intangible assets	5,296	6,372	5,525
Tangible assets	$2,110,110	$2,491,313	$2,118,396

Total risk-weighted assets
On balance sheet	$1,659,385	$1,995,403	$1,723,519
Off balance sheet	48,806	67,424	53,051
Total risk-weighted assets	$1,708,191	$2,062,827	$1,776,570

Average assets
Total quarterly average assets for leverage	$2,114,417	$2,479,067	$2,281,579

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

	As of and for the
	Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
	(unaudited)
Core earnings
Pre-tax loss	$(3,120)	$(14,721)
Excluding impact of:
Other real estate owned, net of income	4,560	5,759
Provision for loan losses	4,000	19,220
Core Earnings	$5,440	$10,258

Earnings per core diluted share
Average diluted number of shares	14,213,701	14,197,223
Core diluted earnings per share	$0.38	$0.72

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors borrowing capacity at correspondent banks as well as the Federal Home Loan Bank and Federal Reserve Banks of Chicago as part of its liquidity management process.  Additionally, the $73.0 million cash proceeds from the Treasury discussed above is a source of liquidity that became available to the Company in January 2009.

Net cash inflows from operating activities were $6.5 million during the first quarter of 2011, compared with net cash inflows of $17.3 million in the same period in 2010.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first quarters of 2011 and 2010.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for 2011 versus an inflow for 2010.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $75.1 million in the first quarter of 2011, compared to $91.1 million in the same period in 2010.  In 2011, securities transactions accounted for a net inflow of $6.2 million, and net principal received on loans accounted for net inflows of $61.7 million.  In 2010, securities transactions accounted for a net inflow of $18.1 million, and net principal received on loans accounted for net inflows of $68.9 million.  Proceeds from sales of OREO accounted for $9.4 million and $4.3 million in investing cash inflows for the first quarters of 2011 and 2010 respectively.  Investing cash outflows for investment in OREO were $2.0 million in the first quarter of 2011 as compared to $10,000 in the same period in 2010.

Net cash outflows from financing activities in the first quarter of 2011, were $5.9 million compared with $91.0 million in the first quarter of 2010.  Consistent with the Company’s previously disclosed deposit strategy, a financing outflow continued in the first quarter of 2011 for a net deposit outflow of $6.2 million compared to a net deposit outflow of $41.8 million in the first quarter of 2010.  Other short term borrowings had a net cash inflow of $438,000 related to TT&L deposits in the first quarter of 2011, whereas the first quarter of 2010 had a significant cash outflow in other short-term borrowings of $50.6 million, which primarily consisted of Federal Home Loan Bank advances.  Changes in securities sold under repurchase agreements accounted for $140,000 in net outflows and $2.9 million in net inflows, respectively, in the first quarters of 2011 and 2010.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from March

31, 2011 and December 31, 2010 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  The Company’s earnings at risk exposure at March 31, 2011 versus that at December 31, 2010 was largely unchanged, with slightly greater rising rate benefit in the scenarios with rate increases of 1% or more.  Federal Funds rates and the Bank’s prime rate were stable throughout 2010 and the first quarter of 2011 at 0.25% and 3.25%, respectively.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The 2% and 1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
March 31, 2011
Dollar change	N/A	N/A	$208	$460	$1,005	$2,520
Percent change	N/A	N/A	-0.3%	+0.7%	+1.6%	+4.0%

December 31, 2010
Dollar change	N/A	N/A	$202	$500	$981	$2,087
Percent change	N/A	N/A	+0.3%	+0.7%	+1.4%	+3.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable and as-of-yet unquantified monetary relief.  The Company believes that it, its affiliates and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters, and they intend to vigorously defend the allegations of the complaint.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2010.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

DATE: May 10, 2011