Form 10-Q
period 2011-06-30
OLD SECOND BANCORP INC
filed 2011-08-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 5, 2011, the Registrant had outstanding 14,034,991 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$36,088	$28,584
Interest bearing deposits with financial institutions	69,696	69,492
Federal funds sold	—	682
Cash and cash equivalents	105,784	98,758
Securities available-for-sale	145,613	148,647
Federal Home Loan Bank and Federal Reserve Bank stock	14,050	13,691
Loans held-for-sale	7,273	10,655
Loans	1,530,406	1,690,129
Less: allowance for loan losses	66,018	76,308
Net loans	1,464,388	1,613,821
Premises and equipment, net	52,692	54,640
Other real estate owned	82,611	75,613
Mortgage servicing rights, net	4,018	3,897
Core deposit and other intangible assets, net	5,090	5,525
Bank-owned life insurance (BOLI)	51,863	50,966
Other assets	48,027	47,708
Total assets	$1,981,409	$2,123,921

Liabilities
Deposits:
Noninterest bearing demand	$343,789	$330,846
Interest bearing:
Savings, NOW, and money market	738,027	782,116
Time	687,244	795,566
Total deposits	1,769,060	1,908,528
Securities sold under repurchase agreements	1,331	2,018
Other short-term borrowings	4,133	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	22,033	21,398
Total liabilities	1,900,435	2,039,963

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at June 30, 2011; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, $1,000.00 liquidation value)	70,385	69,921
Common stock, $1.00 par value; authorized 60,000,000 shares; issued 18,627,858 at June 30, 2011 and 18,466,538 at December 31, 2010; outstanding 14,034,991 at June 30, 2011 and 13,911,475 at December 31, 2010	18,628	18,467
Additional paid-in capital	65,539	65,209
Retained earnings	23,894	28,335
Accumulated other comprehensive loss	(2,579)	(3,130)
Treasury stock, at cost, 4,592,867 shares at June 30, 2011 and 4,555,063 shares at December 31, 2010	(94,893)	(94,844)
Total stockholders’ equity	80,974	83,958
Total liabilities and stockholders’ equity	$1,981,409	$2,123,921

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Year to Date
	June 30,		June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$20,749	$25,138	$41,965	$51,770
Loans held-for-sale	75	108	126	180
Securities:
Taxable	885	1,215	1,763	2,453
Tax exempt	127	689	269	1,434
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	74	62	143	118
Federal funds sold	1	1	1	1
Interest bearing deposits with financial institutions	69	44	139	60
Total interest and dividend income	21,980	27,257	44,406	56,016
Interest Expense
Savings, NOW, and money market deposits	372	1,200	948	2,585
Time deposits	3,791	4,750	7,784	9,847
Securities sold under repurchase agreements	—	13	—	23
Other short-term borrowings	—	—	—	18
Junior subordinated debentures	1,133	1,072	2,246	2,144
Subordinated debt	206	203	409	398
Notes payable and other borrowings	4	4	8	5
Total interest expense	5,506	7,242	11,395	15,020
Net interest and dividend income	16,474	20,015	33,011	40,996
Provision for loan losses	500	44,623	4,500	63,843
Net interest and dividend income (expense) after provision for loan losses	15,974	(24,608)	28,511	(22,847)
Noninterest Income
Trust income	1,715	1,852	3,499	3,509
Service charges on deposits	2,047	2,286	3,864	4,304
Secondary mortgage fees	236	338	463	561
Mortgage servicing income, net of changes in fair value	(263)	(642)	107	(554)
Net gain on sales of mortgage loans	1,117	2,156	2,353	3,388
Securities gains, net	512	1,756	651	1,754
Increase in cash surrender value of bank-owned life insurance	434	262	897	691
Debit card interchange income	784	724	1,484	1,387
Lease revenue from other real estate owned	957	442	1,477	960
Net gain on sale of other real estate owned	402	347	636	498
Other income	1,456	1,327	2,907	2,617
Total noninterest income	9,397	10,848	18,338	19,115
Noninterest Expense
Salaries and employee benefits	8,580	8,918	17,509	17,943
Occupancy expense, net	1,310	1,237	2,655	2,762
Furniture and equipment expense	1,475	1,544	2,935	3,183
FDIC insurance	1,113	1,527	2,852	2,955
General bank insurance	826	133	1,651	273
Amortization of core deposit and other intangible asset	206	283	435	565
Advertising expense	187	439	420	695
Debit card interchange expense	324	337	697	647
Legal fees	1,040	666	1,983	1,225
Other real estate expense	5,951	6,845	11,265	13,273
Other expense	3,346	3,550	6,554	6,707
Total noninterest expense	24,358	25,479	48,956	50,228
Income (Loss) before income taxes	1,013	(39,239)	(2,107)	(53,960)
Benefit for income taxes	—	(15,856)	—	(22,023)
Net income (loss)	$1,013	$(23,383)	$(2,107)	$(31,937)
Preferred stock dividends and accretion	1,175	1,131	2,334	2,259
Net loss available to common stockholders	$(162)	$(24,514)	$(4,441)	$(34,196)

Basic loss per share	$(0.01)	$(1.74)	$(0.31)	$(2.43)
Diluted loss per share	(0.01)	(1.75)	(0.31)	(2.43)
Dividends declared per share	—	0.01	—	0.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,107)	$(31,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,142	2,320
Amortization of leasehold improvement	2	127
Change in market value of mortgage servicing rights	500	913
Provision for loan losses	4,500	63,843
Provision for deferred tax benefit	—	(15,972)
Originations of loans held-for-sale	(98,257)	(134,471)
Proceeds from sales of loans held-for-sale	103,549	138,900
Net gain on sales of mortgage loans	(2,353)	(3,388)
Change in current income taxes payable	—	9,250
Increase in cash surrender value of bank-owned life insurance	(897)	(691)
Change in accrued interest receivable and other assets	(1,126)	2,549
Change in accrued interest payable and other liabilities	(866)	3,242
Net premium amortization on securities	98	253
Securities gains, net	(651)	(1,754)
Amortization of core deposit and other intangible assets	435	565
Tax effect from vesting of restricted stock	—	(225)
Stock based compensation	491	435
Net gain on sale of other real estate owned	(636)	(498)
Write-down of other real estate owned	6,502	10,739
Net cash provided by operating activities	11,326	44,200
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	17,299	52,580
Proceeds from sales of securities available-for-sale	15,277	75,578
Purchases of securities available-for-sale	(28,178)	(114,732)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(359)	(647)
Net change in loans	114,420	88,923
Investment in other real estate owned	(2,167)	(10)
Proceeds from sales of other real estate owned	19,816	10,290
Net purchases of premises and equipment	(196)	(546)
Net cash provided by investing activities	135,912	111,436

Cash flows from financing activities
Net change in deposits	(139,468)	(55,258)
Net change in securities sold under repurchase agreements	(687)	2,005
Net change in other short-term borrowings	(8)	(50,138)
Dividends paid	—	(2,105)
Purchase of treasury stock	(49)	(40)
Net cash used in financing activities	(140,212)	(105,536)
Net change in cash and cash equivalents	7,026	50,100
Cash and cash equivalents at beginning of period	98,758	79,796
Cash and cash equivalents at end of period	$105,784	$129,896
Supplemental cash flow information
Income taxes (received) paid	$—	$(15,076)
Interest paid for deposits	9,177	13,065
Interest paid for borrowings	417	2,611
Non-cash transfer of loans to other real estate owned	30,513	27,449
Change in dividends declared not paid	1,870	(454)
Accretion on preferred stock warrants	464	434

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2009	$18,373	$69,039	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss:
Net loss				(31,937)			(31,937)
Change in net unrealized loss on securities available-for-sale net of $178 tax effect					(293)		(293)
Total comprehensive loss							(32,230)
Dividends Declared, $.02 per share				(282)			(282)
Change in restricted stock	94		(94)				—
Tax effect from vesting of restricted stock			(225)				(225)
Stock based compensation			435				435
Purchase of treasury stock						(40)	(40)
Preferred dividends declared (5% per preferred share)		434		(1,803)			(1,369)
Adoption of mark to market of mortgage servicing rights				29			29
Balance, June 30, 2010	$18,467	$69,473	$64,547	$107,781	$(1,898)	$(94,844)	$163,526

Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Comprehensive loss:
Net loss				(2,107)			(2,107)
Change in net unrealized gain on securities available-for-sale net of $260 tax effect					551		551
Total comprehensive loss							(1,556)
Change in restricted stock	161		(161)				—
Stock based compensation			491				491
Purchase of treasury stock						(49)	(49)
Preferred dividends declared (5% per preferred share)		464		(2,334)			(1,870)
Balance, June 30, 2011	$18,628	$70,385	$65,539	$23,894	$(2,579)	$(94,893)	$80,974

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2010.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310)”A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  Because of inconsistencies in practice and the increased volume of debt modifications, ASU No. 2011-02, amends FASB Accounting Standard Codification (“ASC”) 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, to provide additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring.  The effective date is for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption.  The impact of ASU 2011-02 on the Company’s disclosures will be reflected in Note 3 - Loans.  Management does not expect this standard to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP

and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S.GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  We are assessing the impact of ASU 2011-04 on our fair value disclosures.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of ASU 2011-05 on our comprehensive income presentation.

Note 2 — Securities

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011:
U.S. Treasury	$1,501	$25	$—	$1,526
U.S. government agencies	47,339	157	(210)	47,286
U.S. government agency mortgage-backed	69,265	711	(146)	69,830
States and political subdivisions	13,973	1,279	(23)	15,229
Collateralized debt obligations	17,869	—	(6,179)	11,690
Equity securities	49	6	(3)	52
	$149,996	$2,178	$(6,561)	$145,613
December 31, 2010:
U.S. Treasury	$1,501	$20	$—	$1,521
U.S. government agencies	37,810	117	(501)	37,426
U.S. government agency mortgage-backed	75,257	1,475	(1)	76,731
States and political subdivisions	17,538	579	(263)	17,854
Collateralized mortgage obligations	3,817	179	—	3,996
Collateralized debt obligations	17,869	—	(6,796)	11,073
Equity securities	49	4	(7)	46
	$153,841	$2,374	$(7,568)	$148,647

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2011 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, and collateralized debt obligations and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$1,323	3.45%	$1,348
Due after one year through five years	15,163	2.80%	15,421
Due after five years through ten years	41,497	3.58%	42,107
Due after ten years	4,830	4.42%	5,165
	$62,813	3.45%	$64,041
Mortgage-backed and collateralized mortgage obligations	69,265	3.06%	69,830
Collateralized debt obligations	17,869	1.60%	11,690
Equity securities	49	0.16%	52
	$149,996	3.05%	$145,613

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

At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer with a fair market value, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at June 30, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
June 30, 2011	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	2	$210	$7,361	—	$—	$—	2	$210	$7,361
U.S. government agency mortgage-backed	3	146	18,977	—	—	—	3	146	18,977
States and political subdivisions	1	7	608	1	16	599	2	23	1,207
Collateralized debt obligations	—	—	—	2	6,179	11,690	2	6,179	11,690
Equity securities	1	3	44	—	—	—	1	3	44
	7	$366	$26,990	3	$6,195	$12,289	10	$6,561	$39,279

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
December 31, 2010	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	6	$501	$26,309	—	$—	$—	6	$501	$26,309
U.S. government agency mortgage-backed	1	1	462	—	—	—	1	1	462
States and political subdivisions	3	182	3,323	1	81	533	4	263	3,856
Collateralized debt obligations	—	—	—	2	6,796	11,073	2	6,796	11,073
Equity securities	—	—	—	1	7	41	1	7	41
	10	$684	$30,094	4	$6,884	$11,647	14	$7,568	$41,741

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2011, and December 31, 2010, was ten and fourteen, respectively.  Recognition of other-than-temporary impairment was not necessary in the quarter ended June 30, 2011, or the year ended December 31, 2010.  The changes in fair values related primarily to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled collateralized debt obligations increased in the period from December 31, 2010 to June 30, 2011.  An increase in interest rates will generally cause a decrease in the fair value of individual securities while a decrease in interest rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”), which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of June 30, 2011, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows.  Management made that adjustment because the level of market activity for the CDO securities is incomplete and sporadic.  Information on orderly transaction sales was not generally available.  Accordingly, management designated these securities as level 3 securities at June 30, 2009 as described in Note 16 of this quarterly report and maintained that designation as of June 30, 2011.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDO, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This CDO was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
June 30, 2011
Class A1	$9,183	$6,076	$(3,107)	CCC+	63	$218,750	29.2%	$173,514	23.1%
Class A2A	8,686	5,614	(3,072)	CCC-	63	218,750	29.2%	76,514	10.2%
	$17,869	$11,690	$(6,179)

December 31, 2010
Class A1	$9,241	$5,916	$(3,325)	CCC+	63	$213,750	28.5%	$175,928	23.5%
Class A2A	8,628	5,157	(3,471)	CCC-	63	213,750	28.5%	78,928	10.5%
	$17,869	$11,073	$(6,796)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of June 30, 2011, and December 31, 2010.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of June 30, 2011, and December 31, 2010

The model assumptions used to estimate fair value in the table above included estimated collateral default rates of 1.6%, 1.2%, and 1.2% in years 1, 2, and 3, respectively.  Additionally, the estimated discount rates were Libor plus 5.00% for the A1 tranche and Libor plus 6.00% for the A2A tranche.

In addition to other equity securities, which are recorded at estimated fair value, the Bank owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  The value of the stock in each of those entities was recorded at cost in the amounts of $4.8 million and $9.3 million at June 30, 2011, and $4.4 million and $9.3 million at December 31, 2010, respectively.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The FHLBC declared a 0.10% per share dividend in the second quarter of 2011.  The Bank continues to periodically utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.

Note 3 — Loans

Major classifications of loans were as follows:

	June 30, 2011	December 31, 2010
Commercial	$120,945	$149,552
Real estate - commercial	765,599	821,101
Real estate - construction	94,529	129,601
Real estate - residential	519,907	557,635
Consumer	4,361	4,949
Overdraft	1,462	739
Lease financing receivables	2,260	2,774
Other	21,733	24,487
	$1,530,796	$1,690,838
Net deferred loan fees and costs	(390)	(709)
	$1,530,406	$1,690,129

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 90.2% and 89.2% of the portfolio at June 30, 2011, and December 31, 2010, respectively.  The Company is committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Consent Order between the Bank and the Office of the Comptroller of the Currency (the “OCC”).  Consistent with that commitment, management has updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as a result of that process.  Regulatory matters are discussed in more detail in Note 15 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$536	$105	$92	$733	$119,079	$3,393	$123,205	$92
Real estate - commercial
Owner occupied general purpose	185	37	—	222	145,038	14,475	159,735	—
Owner occupied special purpose	1,425	264	—	1,689	183,319	18,410	203,418	—
Non-owner occupied general purpose	1,509	1,662	—	3,171	148,865	16,824	168,860	—
Non-owner occupied special purpose	—	—	—	—	109,201	3,935	113,136	—
Strip malls	—	—	—	—	59,770	21,731	81,501	—
Farm	—	—	—	—	37,876	1,073	38,949	—
Real estate - construction
Homebuilder	39	—	—	39	10,100	19,445	29,584	—
Land	—	—	—	—	11,756	6,899	18,655	—
Commercial speculative	—	—	—	—	6,826	18,552	25,378	—
All other	—	55	—	55	16,047	4,810	20,912	—
Real estate - residential
Investor	293	74	—	367	190,069	14,572	205,008	—
Owner occupied	256	1,081	182	1,519	132,505	13,827	147,851	182
Revolving and junior liens	850	—	24	874	163,697	2,477	167,048	24
Consumer	17	1	—	18	4,341	2	4,361	—
All other	—	—	—	—	22,805	—	22,805	—
	$5,110	$3,279	$298	$8,687	$1,361,294	$160,425	$1,530,406	$298

December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$375	$391	$216	$982	$147,676	$3,668	$152,326	$216
Real estate - commercial
Owner occupied general purpose	1,156	2	—	1,158	158,189	18,610	177,957	—
Owner occupied special purpose	897	—	328	1,225	181,845	25,987	209,057	328
Non-owner occupied general purpose	884	499	—	1,383	148,406	25,623	175,412	—
Non-owner occupied special purpose	—	—	—	—	104,791	11,612	116,403	—
Strip malls	—	—	—	—	74,564	24,374	98,938	—
Farm	148	999	—	1,147	41,446	741	43,334	—
Real estate - construction
Homebuilder	217	—	—	217	14,676	22,001	36,894	—
Land	—	586	—	586	12,324	20,617	33,527	—
Commercial speculative	—	—	—	—	21,603	14,881	36,484	—
All other	65	73	—	138	16,545	6,013	22,696	—
Real estate - residential
Investor	2,221	—	469	2,690	200,011	21,223	223,924	469
Owner occupied	4,450	656	—	5,106	139,457	15,309	159,872	—
Revolving and junior liens	284	6	—	290	171,990	1,559	173,839	—
Consumer	9	2	—	11	4,931	7	4,949	—
All other	—	—	—	—	24,517	—	24,517	—
	$10,706	$3,214	$1,013	$14,933	$1,462,971	$212,225	$1,690,129	$1,013

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

June 30, 2011

	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$106,102	$5,427	$11,676	$—	$123,205
Real estate - commercial
Owner occupied general purpose	120,747	6,286	32,702	—	159,735
Owner occupied special purpose	164,482	4,966	33,970	—	203,418
Non-owner occupied general purpose	117,773	12,496	38,591	—	168,860
Non-owner occupied special purpose	87,045	4,444	21,647	—	113,136
Strip malls	37,203	10,524	33,774	—	81,501
Farm	29,181	—	9,768	—	38,949
Real estate - construction
Homebuilder	5,197	1,136	23,251	—	29,584
Land	7,588	3,036	8,031	—	18,655
Commercial speculative	769	567	24,042	—	25,378
All other	15,758	306	4,848	—	20,912
Real estate - residential
Investor	154,661	16,278	34,069	—	205,008
Owner occupied	127,430	173	20,248	—	147,851
Revolving and junior leins	161,552	454	5,042	—	167,048
Consumer	4,341	—	20	—	4,361
All other	21,653	1,152	—	—	22,805
Total	$1,161,482	$67,245	$301,679	$—	$1,530,406

December 31, 2010

	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$130,564	$4,122	$17,640	$—	$152,326
Real estate - commercial
Owner occupied general purpose	127,527	6,633	43,797	—	177,957
Owner occupied special purpose	143,165	9,762	56,130	—	209,057
Non-owner occupied general purpose	126,316	5,414	43,682	—	175,412
Non-owner occupied special purpose	91,737	—	24,666	—	116,403
Strip malls	48,661	8,304	41,973	—	98,938
Farm	30,812	—	12,522	—	43,334
Real estate - construction
Homebuilder	6,470	2,780	27,644	—	36,894
Land	9,327	3,036	21,164	—	33,527
Commercial speculative	15,937	567	19,980	—	36,484
All other	15,024	—	7,672	—	22,696
Real estate - residential
Investor	166,465	15,487	41,972	—	223,924
Owner occupied	132,833	545	26,494	—	159,872
Revolving and junior leins	168,596	599	4,644	—	173,839
Consumer	4,793	62	94	—	4,949
All other	24,376	141	—	—	24,517
Total	$1,242,603	$57,452	$390,074	$—	$1,690,129

(1) The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of and for the six months ending June 30, 2011, were as follows:

				Year to date
				June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$323	$549	$—	$177	$—
Commercial real estate
Owner occupied general purpose	6,579	7,856	—	6,542	—
Owner occupied special purpose	14,259	18,178	—	12,486	—
Non-owner occupied general purpose	10,601	13,131	—	10,809	76
Non-owner occupied special purpose	1,958	2,091	—	2,852	15
Strip malls	10,333	11,978	—	10,290	129
Farm	1,073	1,193	—	907	—
Construction
Homebuilder	12,863	21,469	—	16,636	67
Land	6,968	16,490	—	8,270	8
Commercial speculative	2,493	3,827	—	6,102	—
All other	4,413	6,509	—	5,030	—
Residential
Investor	4,679	5,630	—	8,443	10
Owner occupied	13,272	14,951	—	14,248	136
Revolving and junior leins	1,394	1,518	—	1,184	2
Consumer	2	2		4	—
Total impaired loans with no recorded allowance	91,210	125,372	—	103,980	443
With an allowance recorded
Commercial	3,070	3,204	743	3,352	—
Commercial real estate
Owner occupied general purpose	7,896	8,392	1,425	10,000	—
Owner occupied special purpose	4,151	4,663	672	9,713	—
Non-owner occupied general purpose	8,894	9,695	2,651	11,750	—
Non-owner occupied special purpose	2,419	2,520	723	5,367	—
Strip malls	15,639	17,937	2,145	14,883	—
Farm	—	—	—	—	—
Construction
Homebuilder	9,490	13,689	1,862	7,792	—
Land	199	199	33	5,622	—
Commercial speculative	16,059	35,346	4,404	10,615	—
All other	397	399	249	381	—
Residential
Investor	10,368	11,564	2,694	9,950	9
Owner occupied	8,147	8,520	1,390	9,203	92
Revolving and junior leins	1,135	1,157	262	860	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	87,864	117,285	19,253	99,488	101
Total impaired loans	$179,074	$242,657	$19,253	$203,468	$544

Impaired loans by class of loan as of December 31, 2010, were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$31	$994	$—
Commercial real estate
Owner occupied general purpose	6,505	7,238	—
Owner occupied special purpose	10,713	12,935	—
Non-owner occupied general purpose	11,017	15,030	—
Non-owner occupied special purpose	3,745	6,621	—
Strip malls	10,247	15,354	—
Farm	741	862	—
Construction
Homebuilder	20,409	34,569	—
Land	9,572	20,234	—
Commercial speculative	9,710	26,650	—
All other	5,648	8,227	—
Residential
Investor	12,207	16,750	—
Owner occupied	15,224	16,749	—
Revolving and junior leins	973	1,010	—
Consumer	7	14
Total impaired loans with no recorded allowance	116,749	183,237	—
With an allowance recorded
Commercial	3,635	3,671	1,349
Commercial real estate
Owner occupied general purpose	12,105	14,912	1,742
Owner occupied special purpose	15,274	18,886	3,933
Non-owner occupied general purpose	14,606	16,946	6,063
Non-owner occupied special purpose	8,315	8,615	1,560
Strip malls	14,127	15,215	1,769
Farm	—	—	—
Construction
Homebuilder	6,093	9,291	1,020
Land	11,045	11,523	978
Commercial speculative	5,171	8,363	1,674
All other	366	502	25
Residential
Investor	9,532	10,441	1,520
Owner occupied	10,259	10,589	1,096
Revolving and junior leins	585	664	258
Consumer	—	—	—
Total impaired loans with a recorded allowance	111,113	129,618	22,987
Total impaired loans	$227,862	$312,855	$22,987

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the six months ended June 30, 2011, were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308
Charge-offs	155	11,077	5,199	3,384	264	—	20,079
Recoveries	44	3,066	618	1,339	222	—	5,289
Provision	(987)	2,545	(438)	3,263	(19)	136	4,500
Ending balance	$5,666	$36,776	$13,325	$8,217	$819	$1,215	$66,018

Ending balance: Individually evaluated for impairment	$743	$7,616	$6,548	$4,346	$—	$—	$19,253
Ending balance: Collectively evaluated for impairment	$4,923	$29,160	$6,777	$3,871	$819	$1,215	$46,765

Financing Receivables:
Ending balance	$123,205	$765,599	$94,529	$519,907	$4,361	$22,805	$1,530,406
Ending balance: Individually evaluated for impairment	$3,393	$83,802	$52,882	$38,995	$2	$—	$179,074
Ending balance: Collectively evaluated for impairment	$119,812	$681,797	$41,647	$480,912	$4,359	$22,805	$1,351,332

(1) As of June 30, 2011, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $100.9 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $14.6 million at June 30, 2011.

Changes in the allowance for loan losses by segment of loans based on method of impairment as of December 31, 2010, were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,547	$24,598	$29,895	$3,770	$703	$1,027	$64,540
Charge-offs	2,247	29,665	39,321	13,216	560	—	85,009
Recoveries	320	900	3,674	1,799	416	—	7,109
Provision	4,144	46,409	24,096	14,646	321	52	89,668
Ending balance	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308

Ending balance: Individually evaluated for impairment	$1,349	$15,067	$3,697	$2,874	$—	$—	$22,987
Ending balance: Collectively evaluated for impairment	$5,415	$27,175	$14,647	$4,125	$880	$1,079	$53,321

Financing Receivables:
Ending balance	$152,326	$821,101	$129,601	$557,635	$4,949	$24,517	$1,690,129
Ending balance: Individually evaluated for impairment	$3,666	$107,395	$68,014	$48,780	$7	$—	$227,862
Ending balance: Collectively evaluated for impairment	$148,660	$713,706	$61,587	$508,855	$4,942	$24,517	$1,462,267

(1) As of December 31, 2010, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $122.4 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $12.2 million at December 31, 2010.

Note 5 — Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2011	2010	2011	2010
Balance at beginning of period	$85,570	$49,855	$75,613	$40,200
Property additions	11,062	8,611	30,513	27,449
Development improvements	145	—	2,167	10
Less:
Property disposals, net of gains/losses	10,057	5,690	19,180	9,792
Period valuation adjustments	4,109	5,648	6,502	10,739
Balance at end of period	$82,611	$47,128	$82,611	$47,128

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$21,883	$9,576	$22,220	$5,668
Provision for unrealized losses	4,109	5,566	6,434	10,657
Reductions taken on sales	(4,488)	(1,407)	(7,218)	(2,590)
Other adjustments	—	82	68	82
Balance at end of period	$21,504	$13,817	$21,504	$13,817

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gain on sales, net	$(402)	$(347)	$(636)	$(498)
Provision for unrealized losses	4,109	5,566	6,434	10,657
Operating expenses	1,842	1,279	4,831	2,616
Less:
Lease revenue	957	442	1,477	960
	$4,592	$6,056	$9,152	$11,815

Note 6 — Intangible Assets

Management performed a periodic review of the core deposit and other intangible assets for impairment.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of June 30, 2011. See the Financial Condition comment in Item 2, Management’s Discussion and Analysis of Financial Condition for a additional description of the review of the core deposit and other intangibles.No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of June 30, 2011, for periods ended December 31 (in thousands):

Amount
2011 (Six months ended December 31, 2011)	$412
2012	780
2013	732
2014	679
2015	623
Thereafter	1,864
Total	$5,090

Note 7 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights for the six months ending June 30 were summarized as follows:

	2011	2010
Balance at beginning of period	$3,897	$2,470
Fair value adjustment	—	9
Additions	621	778
Mark to Market	(500)	(913)
Balance at end of period	4,018	2,344

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	—	(20)
Fair value adjustment	—	20
Balance at end of period	—	—
Net balance	$4,018	$2,344

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date.  Changes in fair value of servicing assets are reported in earnings in the period in which the changes occur, and are included with net gain on sales of mortgage loans on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, and default rates and losses.

Note 8 — Deposits

Major classifications of deposits were as follows:

	June 30, 2011	December 31, 2010
Noninterest bearing demand	$343,789	$330,846
Savings	194,623	180,127
NOW accounts	254,543	304,287
Money market accounts	288,861	297,702
Certificates of deposit of less than $100,000	436,114	491,234
Certificates of deposit of $100,000 or more	251,130	304,332
	$1,769,060	$1,908,528

Note 9 — Borrowings

The following table is a summary of borrowings as of June 30, 2011, and December 31, 2010, and junior subordinated debentures are discussed in detail in Note 10:

	June 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$1,331	$2,018
Treasury tax and loan	4,133	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$109,342	$110,037

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and were secured by securities with a carrying amount of $3.0 and $3.7 million at June 30, 2011, and December 31, 2010, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2011, there were no advances on the FHLBC stock of $9.3 million and collateralized loan balance of $57.1 million.  At December 31, 2010, there were also no advances on the FHLBC stock of $9.3 million and loans totaling $29.3 million.  The Company has also established borrowing capacity at the FRB that was not used at either June 30, 2011, or December 31, 2010.  The Company currently has $67.2 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

The Bank is a Treasury Tax & Loan (“TT&L”) depository for the FRB and, as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  The interest rate is the federal funds rate less 25 basis points.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  As of June 30, 2011, and December 31, 2010, TT&L deposits were $4.1 million.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America).  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a

$30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt, as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portions of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The proceeds of the $45.0 million of subordinated debt were used to finance the 2008 acquisition of Heritage Bank, including transaction costs.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010, and June 30, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement entered into and as described in Note 15, the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line and the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

Note 10 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008, and can be exercised by the Company from time to time hereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  The proceeds from this trust preferred offering were used to finance the common stock tender offer in May 2007.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock as discussed in Note 19.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures and pursuant to the Written Agreement, the Company must receive the FRB’s approval prior to making any interest payments on the junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010, total $4.5 million at June 30, 2011.

Note 11 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 38,802 at June 30, 2011.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first half of 2011 or 2010.  All stock options are granted for a term of ten years.

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

Total compensation cost that has been charged against income for those plans was $253,000 in the second quarter of 2011 and $491,000 in the first half of 2011.  The total income tax benefit was $89,000 in the second quarter of 2011 and $172,000 in the first half of 2011.  No tax benefit was recognized in 2011 due to the establishment of a valuation allowance against the Company’s deferred tax assets as of December 31, 2010.  See the Income Taxes comment in Item 2, Management’s Discussion and Analysis of Financial Condition for a more complete description of the valuation allowance.  Total compensation cost that has been charged against income for those plans was $204,000 in the second quarter of 2010 and $435,000 in the first half of 2010.  The total income tax benefit was $71,000 in the second quarter of 2010 and $152,000 in the first half of 2010.

There were no stock options exercised during the second quarter of 2011 or 2010 and the Company did not grant any options of the Company’s common stock during either of those periods.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $4,000 as of June 30, 2011, and is expected to be recognized over a weighted-average period of 0.58 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $91,000 as of June 30, 2010, and was expected to be recognized over a weighted-average period of 0.65 years.

A summary of stock option activity in the Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2011	614,832	$25.81
Granted	—	—
Exercised	—	—
Canceled	(21,500)	27.73
Expired	—	—
Ending outstanding at June 30, 2011	593,332	$25.74	3.58	$—

Exercisable at end of period	589,332	$25.87	3.56	$—

Beginning outstanding at January 1, 2010	683,666	$24.29
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Ending outstanding at June 30, 2010	683,666	$24.29	4.24	$—

Exercisable at end of period	646,168	$23.46	4.04	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	June 30, 2011
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	8,000	$2.01
Granted	—	—
Vested	(4,000)	2.01
Nonvested at June 30, 2011	4,000	$2.01

Under the incentive plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  There were no restricted awards issued during the second quarter of 2011 or the second quarter of 2010.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	June 30, 2011		June 30, 2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	464,298	$6.76	179,178	$12.95
Granted	141,320	1.06	211,200	7.00
Vested	(98,770)	10.71	(23,459)	27.51
Forfeited	(61,129)	4.65	(29,937)	8.42
Nonvested at June 30	445,719	$4.37	336,982	$8.61

Total unrecognized compensation cost of restricted awards was $978,000 as of June 30, 2011, which is expected to be recognized over a weighted-average period of 1.13 years.  Total unrecognized compensation cost of restricted awards was $1.8 million as of June 30, 2010, which was expected to be recognized over a weighted-average period of 3.18 years.

Note 12 — Loss Per Share

The loss per share is included below as of June 30 (in thousands except for share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic loss per share:
Weighted-average common shares outstanding	14,034,991	13,933,497	14,004,599	13,925,120
Weighted-average common shares less stock based awards	13,789,971	13,707,907	13,779,969	13,707,907
Weighted-average common shares stock based awards	446,249	361,234	445,053	343,951
Net income (loss)	$1,013	$(23,383)	$(2,107)	$(31,937)
Dividends and accretion of discount on preferred shares	1,175	1,131	2,334	2,259
Net loss available to common shareholders	(162)	(24,514)	(4,441)	(34,196)
Common stock dividends	—	(137)	—	(274)
Un-vested share-based payment awards	—	(4)	—	(8)
Undistributed Loss	(162)	(24,655)	(4,441)	(34,478)
Basic loss per share common undistributed earnings	(0.01)	(1.75)	(0.31)	(2.45)
Basic loss per share common distributed earnings	—	0.01	—	0.02
Basic loss per share	$(0.01)	$(1.74)	$(0.31)	$(2.43)
Diluted loss per share:
Weighted-average common shares outstanding	14,034,991	13,933,497	14,004,599	13,925,120
Dilutive effect of restricted shares(1)	201,229	55,599	220,423	159,807
Dilutive effect of stock options	—	—	—	—
Diluted average common shares outstanding	14,236,220	13,989,096	14,225,022	14,084,927
Net loss available to common stockholders	$(162)	$(24,514)	$(4,441)	$(34,196)
Diluted loss per share	$(0.01)	$(1.75)	$(0.31)	$(2.43)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,408,671	1,517,000	1,408,671	1,517,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 13 — Other Comprehensive Income (Loss)

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(162)	$(24,514)	$(4,441)	$(34,196)

Unrealized holding gains (losses) on available-for-sale securities arising during the period
U.S. Treasury	$10	$5	$5	$(8)
U.S. government agencies	511	181	340	195
U.S. government agency mortgage-backed	286	378	(406)	550
States and political subdivisions	560	326	940	167
Collateralized mortgage obligations	—	(29)	(40)	(118)
Collateralized debt obligations	(67)	929	617	503
Equity securities	—	(3)	6	(6)
	1,300	1,787	1,462	1,283
Related tax expense	(534)	(708)	(526)	(516)
Holding gains after tax	$766	$1,079	$936	$767

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. government agencies	$9	$(38)	$9	$(40)
U.S. government agency mortgage-backed	503	919	503	919
States and political subdivisions	—	875	—	875
Collateralized mortgage obligations	—	—	139	—
Net realized gains	512	1,756	651	1,754
Income tax expense on net realized gains	(209)	(695)	(266)	(694)
Net realized gains after tax	303	1,061	385	1,060
Total other comprehensive income (loss)	$463	$18	$551	$(293)

Note 14 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $269,000 and $466,000 in the first six months of 2011 and 2010, respectively, as the Company eliminated the profit sharing contribution and lowered the amount of the 401K match beginning in second quarter of 2009.

Note 15 — Regulatory & Capital Matters

On May 16, 2011, Old Second National Bank (the “Bank”), the wholly-owned banking subsidiary of Old Second Bancorp, Inc., entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (“OCC”).  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

Under the terms of the Consent Order, the Bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in nonperforming assets and its product development; (ii) adopt and maintain a capital plan; (iii) by September 30, 2011, achieve and thereafter maintain a total risk-based capital ratio of at least 11.25% and a Tier 1 capital ratio of at least 8.75%; (iv) seek approval of the OCC prior to paying any dividends on its capital stock; (v) develop a program to reduce the Bank’s credit risk; (vi) obtain or update appraisals on certain loans secured by real estate; (vii) implement processes to ensure that real estate valuations conform to applicable standards; (viii) take certain actions related to credit and collateral exceptions; (ix) reaffirm the Bank’s liquidity risk management program; and (x) appoint a compliance committee of the Bank’s Board of Directors to help ensure the Bank’s compliance with the Consent Order.  The Bank is also required to submit certain reports to the OCC with respect to the foregoing requirements.

The capital ratio objectives that we agreed to with the OCC have been exceeded as of June 30, 2011, the Bank’s leverage ratio was 9.10%, up 100 basis points from December 31, 2010, and 35 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total capital ratio was 12.61%, up 98 basis points from December 31, 2010, and 136 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”). Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order it entered into with the Office of the Comptroller of the Currency on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit certain reports to the FRB with respect to the foregoing requirements.

The Company, on a consolidated basis, is considered adequately capitalized under regulatory defined capital ratios at June 30, 2011.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  The guidelines assess balance sheet and off-balance sheet exposures, and lessen disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain areas and/or require additional capital above adequacy guidelines.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material adverse effect on the financial statements.  The prompt corrective action regulations provide five classifications for banks, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent

Order.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management can also hold higher capital levels consistent with customized risk assessments.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2011, and December 31, 2010.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to Be Well
	Actual		Adequacy Purposes		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total capital to risk weighted assets
Consolidated	$198,933	12.13%	$131,201	8.00%	N/A	N/A
Old Second National Bank	207,258	12.61	131,488	8.00	$164,360	10.00%
Tier 1 capital to risk weighted assets
Consolidated	104,107	6.35	65,579	4.00	N/A	N/A
Old Second National Bank	186,161	11.33	65,723	4.00	98,585	6.00
Tier 1 capital to average assets
Consolidated	104,107	5.10	81,653	4.00	N/A	N/A
Old Second National Bank	186,161	9.10	81,829	4.00	102,286	5.00

December 31, 2010:
Total capital to risk weighted assets
Consolidated	$203,602	11.46%	$142,131	8.00%	N/A	N/A
Old Second National Bank	207,007	11.63	142,395	8.00	$177,994	10.00%
Tier 1 capital to risk weighted assets
Consolidated	108,138	6.09	71,027	4.00	N/A	N/A
Old Second National Bank	184,098	10.34	71,218	4.00	106,827	6.00
Tier 1 capital to average assets
Consolidated	108,138	4.74	91,256	4.00	N/A	N/A
Old Second National Bank	184,098	8.10	90,913	4.00	113,641	5.00

(1)          While the Bank exceeded the general minimum regulatory requirements to be considered “well capitalized,” it exceeds the heightened capital ratios that it has agreed to maintain with the OCC.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of June 30, 2011, Trust preferred proceeds of $27.8 million qualified as Tier 1 regulatory capital and $28.8 million qualified as Tier 2 regulatory capital.  As of December 31, 2010, Trust preferred proceeds of $29.0 million qualified as Tier 1 regulatory capital and $27.6 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2009 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company and this restriction continued at June 30, 2011.

As discussed in Note 10, as of June 30, 2011, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.3 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of June 30, 2011, was $4.5 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Fixed Rate Cumulative Perpetual Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the senior preferred stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred preferred stock dividends as of June 30, 2011, was $3.2 million.  Moreover, even should all accrued payments be paid in full, the Company may not increase the dividends payable on its common stock beyond the level that it had most recently declared prior to Treasury’s investment until January of 2012 without the consent of Treasury, provided Treasury still holds the preferred stock.

Additionally pursuant to the Written Agreement, the Company must receive the FRB’s approval prior to paying any distributions on the junior subordinated debentures or to pay any dividends on its capital stock.

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

•                  Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the yield that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management initially made that adjustment to Level 3 valuation at June 30, 2009 because the level of market activity for CDO securities are incomplete and sporadic, information on orderly sale transactions were not generally available.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2011, and December 31, 2010, respectively, which are measured by the Company at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,526	$—	$—	$1,526
U.S. government agencies	—	47,286	—	47,286
U.S. government agency mortgage-backed	—	69,830	—	69,830
States and political subdivisions	—	15,229	—	15,229
Collateralized debt obligations	—	—	11,690	11,690
Equity securities	44	—	8	52
Loans held-for-sale	—	7,273	—	7,273
Mortgage servicing rights	—	—	4,018	4,018
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,364	(151)	3,213
Other assets (Forward loan commitments to investors)	—	34	—	34
Other assets (Forward MBS)	—	2	—	2
Total	$1,570	$143,018	$15,565	$160,153

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,363	$—	$3,363
Other liabilities (Interest rate lock commitments to borrowers)	—	25	—	25
Total	$—	$3,388	$—	$3,388

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,521	$—	$—	$1,521
U.S. government agencies	9,988	27,438	—	37,426
U.S. government agency mortgage-backed	4,054	72,677	—	76,731
States and political subdivisions	—	14,854	3,000	17,854
Collateralized mortgage obligations	—	3,996	—	3,996
Collateralized debt obligations	—	—	11,073	11,073
Equity securities	40	—	6	46
Loans held-for-sale	—	10,655	—	10,655
Mortgage servicing rights	—	—	3,897	3,897
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,499	(108)	3,391
Other assets (Forward loan commitments to investors)	—	(2)	—	(2)
Other assets (Forward MBS)	—	505	—	505
Total	$15,603	$133,622	$17,868	$167,093

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,499	$—	$3,499
Other liabilities (Interest rate lock commitments to borrowers)	—	(17)	—	(17)
Other liabilities (Risk Participation Agreement)	—	—	38	38
Total	$—	$3,482	$38	$3,520

At December 31, 2010, $10.0 million in United States government agencies and $4.1 million in United States government agency mortgage backed securities were reported in level 1 at their quoted price, as they were purchased within 30 days of year-end.  Subsequently, these securities are included in level 2.  Additionally, at December 31, 2010, $3.0 million in state and political subdivision securities were included in level 3 as they had no observable market price and are now included in level 2 at June 30, 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Six months ended June 30, 2011
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3,000)	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	69	—	(500)	(43)	38
Included in other comprehensive income	2	617	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	621	—	—
Settlements	—	(69)	—	—	—	—
Expirations	—	—	—	—	—	—
Ending balance June 30, 2011	$8	$11,690	$—	$4,018	$(151)	$—

	Year ended December 31, 2010
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$—	$(285)	$(31)
Transfers into Level 3	—	—	3,000	2,821	—	—
Transfers out of Level 3	(50)	—	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	149	—	(794)	177	(7)
Included in other comprehensive income	3	155	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	1,938	—	—
Settlements	—	(114)	—	(68)	—	—
Expirations	—	—	—	—	—	—
Ending balance December 31, 2010	$6	$11,073	$3,000	$3,897	$(108)	$(38)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of impaired loans and other real estate owned. For assets measured at fair value on a nonrecurring basis on hand at June 30, 2011, and December 31, 2010, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$76,219	$76,219
Other real estate owned, net(2)	—	—	82,611	82,611
Total	$—	$—	$158,830	$158,830

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $95.4 million, with a valuation allowance of $19.3 million, resulting in a decrease of specific allocations within the provision for loan losses of $3.4 million for the six months ending June 30, 2011.  The carrying value of loans fully charged off is zero.

(2)  OREO, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $82.6 million, which is made up of the outstanding balance of $104.1 million, net of a valuation allowance of $21.5 million, at June 30, 2011, resulting in a charge to expense of $6.4 million for the year to date ended June 30, 2011.

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

(2)   OREO, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $75.6 million, which is made up of the outstanding balance of $97.8 million, net of a valuation allowance of $22.2 million, at December 31, 2010, resulting in a charge to expense of $20.7 million for the year ended December 31, 2010.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that is not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.2 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at June 30, 2011.  The Bank had $7.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2010.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 16 above. Management reported $3.5 million in receivables as of December 31, 2010, categorized as nonperforming but estimated to have no loss exposure, eliminated as of June 30, 2011.  At June 30, 2011, the notional amount of non-hedging interest rate swaps was $128.1 million with a weighted average maturity of 2.56 years.  At December 31, 2010, the notional amount of non-hedging interest rate swaps was $131.4 million with a weighted average maturity of 3.12 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank, which matured on June 27, 2011.

The following table presents derivatives not designated as hedging instruments as of June 30, 2011.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$128,132	Other Assets	$3,213	Other Liabilities	$3,363
Commitments(1)	239,385	Other Assets	36	N/A	—
Forward contracts(2)	23,799	N/A	—	Other Liabilities	25
Total			$3,249		$3,388

(1) Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

(2)  Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2010.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$131,399	Other Assets	$3,391	Other Liabilities	$3,499
Commitments(1)	281,753	Other Assets	503	N/A	—
Forward contracts(2)	39,673	N/A	—	Other Liabilities	(17)
Risk participation agreements	7,000	N/A	—	Other Liabilities	38
Total			$3,894		$3,520

(1)Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

(2)  Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO. The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Commitments to extend credit: borrowers
Financial standby letters of credit	$13,595	$16,258
Performance standby letters of credit	11,014	12,670
Commercial letters of credit	52	9,137
Total letters of credit: borrowers	24,661	38,065

Commitments to extend credit: other
Financial standby letters of credit	550	—
Performance standby letters of credit	1,379	2,521
Commercial letters of credit	—	201
Total letters of credit: other	1,929	2,722

Total letters of credit
Financial standby letters of credit	14,145	16,258
Performance standby letters of credit	12,393	15,191
Commercial letters of credit	52	9,338
Total letters of credit	$26,590	$40,787

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

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and federal funds sold	$36,088	$36,088	$29,266	$29,266
Interest bearing deposits with financial institutions	69,696	69,696	69,492	69,492
Securities available-for-sale	145,613	145,613	148,647	148,647
FHLB and FRB stock	14,050	14,050	13,691	13,691
Loans, net and loans held-for-sale	1,471,661	1,512,536	1,624,476	1,624,068
Interest rate swap agreements net of swap valuation	3,213	3,213	3,391	3,391
Forward loan commitments to investors	36	36	503	503
Accrued interest receivable	5,523	5,523	6,452	6,452
	$1,745,880	$1,786,755	$1,895,918	$1,895,510
Financial liabilities:
Deposits	$1,769,060	$1,779,771	$1,908,528	$1,920,572
Securities sold under repurchase agreements	1,331	1,331	2,018	2,018
Other short-term borrowings	4,133	4,133	4,141	4,140
Junior subordinated debentures	58,378	17,858	58,378	45,011
Subordinated debt	45,000	23,275	45,000	43,957
Notes payable and other borrowings	500	230	500	489
Interest rate swap agreements	3,363	3,363	3,499	3,499
Interest rate lock commitments to borrowers	25	25	(17)	(17)
Risk participation agreements	—	—	38	38
Accrued interest payable	1,967	1,967	2,412	2,412
	$1,883,757	$1,831,953	$2,024,497	$2,022,119

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

As discussed in Note15, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock.  Further, as discussed in Note 10, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while TARP Preferred Stock dividends are in arrears.  The total amount of such unpaid deferred dividends as of June 30, 2011, was $3.2 million.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2011, as compared to December 31, 2010, and the results of operations for the three-month and six-month periods ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2010 Annual Report.

The ongoing weakness in the financial system and economy, particularly as it relates to credit costs associated with the real estate markets in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans, which has resulted in a continued elevated level of nonperforming loans.  This economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  The Company recorded a $4.5 million provision for loan losses and a net loss of $2.1 million prior to preferred stock dividends and accretion in the first half of 2011.  This compared to a $63.8 million provision for loan losses and a net loss of $31.9 million prior to preferred stock dividends and accretion for the same period in 2010.

Results of Operations

The net income for the second quarter of 2011 was $1.0 million, or $0.01 loss per diluted share, as compared with $23.4 million in net loss, or $1.75 loss per diluted share, in the second quarter of 2010.  The net loss for the first half of 2011 was $2.1 million or $0.31 loss per diluted share, as compared to $31.9 million in net loss, or $2.43 of loss per diluted share in the first half of 2010.  The Company recorded a $4.5 million provision for loan losses in the first half of 2011, which included an addition of $500,000 in the second quarter.  Net loan charge-offs totaled $14.8 million in the first half of 2011, which included $7.6 million of net charge-offs in the second quarter.  The provision for loan losses in the first half of 2010 was $63.8 million, which included an addition of $44.6 million in the second quarter of 2010.  Net loan charge-offs totaled $47.4 million in the first half of 2010, which included $30.5 million of net charge-offs in the second quarter of 2010.  The net loss available to common stockholders was $162,000 and $4.4 million, respectively, for the second quarter and first half of 2011, as compared to net loss available to common shareholders of $24.5 million and $34.2 million, respectively, for the same periods in 2010.

Net Interest Income

Net interest income decreased $8.0 million, from $41.0 million in the first half of 2010, to $33.0 million in the first half of 2011.  Average earning assets decreased $390.8 million, or 17.1%, from June 30, 2010 to June 30, 2011, as management continued to emphasize asset quality and new loan originations continued to be limited.  The comparative $369.6 million decrease in year to date average loans and loans held-for-sale was primarily due to the combined effect of a general decrease in demand from qualified borrowers in the Bank’s market area as well as charge-off activity.  Management also continued to reduce securities available for sale in the second quarter of 2011.  At the same time, management significantly reduced both borrowings and deposits that had previously provided funding for those assets.  The decrease in average interest bearing deposits was due to management’s continued emphasis upon relationship banking rather than single service customers.  As a result, average interest bearing liabilities decreased $364.9 million, or 18.3%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.70% in the first half of 2010 to 3.54% in the first half of 2011.  The average tax-equivalent yield on earning assets decreased from 4.96% in the first half of 2010 to 4.69%, or 27 basis points, in the first half of 2011.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.52% to 1.41%, or 11 basis points.  The decrease in the level of average earning assets in 2011 contributed to decreased interest income as did the higher level of nonaccrual loans.  The continued higher level of nonaccrual loans combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Net interest income decreased $3.5 million from $20.0 million in the second quarter of 2010 to $16.5 million in the second quarter of 2011.  The decrease in average earning assets on a quarterly comparative basis was $413.0 million, or 18.2%, from June 30, 2010 to June 30, 2011 due in part to the lack of demand from qualified borrowers as well as charge-off activity in the quarter.  Average interest bearing liabilities decreased $384.3 million, or 19.5%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.61% in the second quarter of 2010 to 3.59% in the second quarter of 2011.  The average tax-equivalent yield on earning assets decreased from 4.83% in the second quarter of 2010 to 4.72% in the second quarter of 2011, or 11 basis points.  The cost of interest-bearing liabilities also decreased from 1.47% to 1.39%, or 8 basis points, in the same period.  Consistent with the year to date margin trend, the continued higher level of nonaccrual loans combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and six-month periods ended June 30, 2011 and 2010.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June, 2011 and 2010

(Dollar amounts in thousands - unaudited)

	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$112,817	$69	0.24%	$75,028	$44	0.23%
Federal funds sold	689	1	0.57	2,030	1	0.19
Securities:
Taxable	130,853	885	2.71	157,117	1,215	3.09
Non-taxable (tax equivalent)	12,974	195	6.01	69,297	1,060	6.12
Total securities	143,827	1,080	3.00	226,414	2,275	4.02
Dividends from FRB and FHLB stock	14,050	74	2.11	13,435	62	1.85
Loans and loans held-for-sale (1)	1,581,059	20,845	5.22	1,948,556	25,259	5.13
Total interest earning assets	1,852,442	22,069	4.72	2,265,463	27,641	4.83
Cash and due from banks	34,953	—	—	37,948	—	—
Allowance for loan losses	(75,276)	—	—	(72,378)	—	—
Other non-interest bearing assets	236,660	—	—	267,921	—	—
Total assets	$2,048,779			$2,498,954

Liabilities and Stockholders’ Equity
NOW accounts	$263,919	$113	0.17%	$419,033	$348	0.33%
Money market accounts	298,090	187	0.25	387,709	651	0.67
Savings accounts	195,547	72	0.15	196,747	201	0.41
Time deposits	724,453	3,791	2.10	841,523	4,750	2.26
Interest bearing deposits	1,482,009	4,163	1.13	1,845,012	5,950	1.29
Securities sold under repurchase agreements	2,046	—	—	22,692	13	0.23
Other short-term borrowings	2,802	—	—	3,454	—	—
Junior subordinated debentures	58,378	1,133	7.76	58,378	1,072	7.35
Subordinated debt	45,000	206	1.81	45,000	203	1.78
Notes payable and other borrowings	500	4	3.16	500	4	3.16
Total interest bearing liabilities	1,590,735	5,506	1.39	1,975,036	7,242	1.47
Non-interest bearing deposits	357,082	—	—	319,261	—	—
Other liabilities	21,708	—	—	20,049	—	—
Stockholders’ equity	79,254	—	—	184,608	—	—
Total liabilities and stockholders’ equity	$2,048,779			$2,498,954
Net interest income (tax equivalent)		$16,563			$20,399
Net interest income (tax equivalent) to total earning assets			3.59%			3.61%
Interest bearing liabilities to earning assets	85.87%			87.18%

1.               Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $705,000 and $622,000 for the second quarter of 2011 and 2010, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June, 2011 and 2010

(Dollar amounts in thousands - unaudited)

	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$112,958	$139	0.24%	$52,912	$60	0.23%
Federal funds sold	1,075	1	0.19	1,737	1	0.11
Securities:
Taxable	129,521	1,763	2.72	152,469	2,453	3.22
Non-taxable (tax equivalent)	13,970	414	5.93	72,255	2,206	6.11
Total securities	143,491	2,177	3.03	224,724	4,659	4.15
Dividends from FRB and FHLB stock	13,875	143	2.06	13,240	118	1.78
Loans and loans held-for-sale (1)	1,618,586	42,125	5.18	1,988,218	52,003	5.20
Total interest earning assets	1,889,985	44,585	4.69	2,280,831	56,841	4.96
Cash and due from banks	34,917	—	—	37,411	—	—
Allowance for loan losses	(77,034)	—	—	(69,955)	—	—
Other non-interest bearing assets	237,456	—	—	266,076	—	—
Total assets	$2,085,324			$2,514,363

Liabilities and Stockholders’ Equity
NOW accounts	$267,983	$252	0.19%	$414,584	$694	0.34%
Money market accounts	303,647	506	0.34	390,251	1,467	0.76
Savings accounts	190,234	190	0.20	190,076	424	0.45
Time deposits	755,025	7,784	2.08	863,537	9,847	2.30
Interest bearing deposits	1,516,889	8,732	1.16	1,858,448	12,432	1.35
Securities sold under repurchase agreements	1,901	—	—	21,222	23	0.22
Other short-term borrowings	2,918	—	—	6,962	18	0.51
Junior subordinated debentures	58,378	2,246	7.69	58,378	2,144	7.35
Subordinated debt	45,000	409	1.81	45,000	398	1.76
Notes payable and other borrowings	500	8	3.18	500	5	1.99
Total interest bearing liabilities	1,625,586	11,395	1.41	1,990,510	15,020	1.52
Non-interest bearing deposits	358,755	—	—	314,122	—	—
Other liabilities	20,590	—	—	18,549	—	—
Stockholders’ equity	80,393	—	—	191,182	—	—
Total liabilities and stockholders’ equity	$2,085,324			$2,514,363
Net interest income (tax equivalent)		$33,190			$41,821
Net interest income (tax equivalent) to total earning assets			3.54%			3.70%
Interest bearing liabilities to earning assets	86.01%			87.27%

(1).       Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.2 million and $1.3 million for the first six months of 2011 and 2010, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income (GAAP)	$21,980	$27,257	$44,406	$56,016
Taxable equivalent adjustment - loans	21	13	34	53
Taxable equivalent adjustment - securities	68	371	145	772
Interest income (TE)	22,069	27,641	44,585	56,841
Less: interest expense (GAAP)	5,506	7,242	11,395	15,020
Net interest income (TE)	$16,563	$20,399	$33,190	$41,821
Net interest and income (GAAP)	$16,474	$20,015	$33,011	$40,996
Average interest earning assets	$1,852,442	$2,265,463	$1,889,985	$2,280,831
Net interest income to total interest earning assets	3.57%	3.54%	3.52%	3.62%
Net interest income to total interest earning assets (TE)	3.59%	3.61%	3.54%	3.70%

Provision for Loan Losses

In the first half of 2011, the Company recorded a $4.5 million provision for loan losses, which included an addition of $500,000 in the second quarter.  In the first half of 2010, the provision for loan losses was $63.8 million, which included an addition of $44.6 million in the second quarter.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  The total portfolio at June 30, 2011, at $1.53 billion was approximately $160 million smaller than the $1.69 billion portfolio at December 31, 2010.  Further, nonperforming loans decreased to $179.4 million at June 30, 2011 from $228.9 million at December 31, 2010, and $242.9 million at June 30, 2010.  Charge-offs, net of recoveries, totaled $14.8 million and $47.4 million in the first six months of 2011 and 2010, respectively.  Net charge-offs totaled $7.6 million in the second quarter of 2011 and $30.5 million in the second quarter of 2010.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at June 30, 2011 are included in the table following.

	Three Months Ended		Year to Date
Loan Charge-offs, Gross	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Real estate-construction
Homebuilder	$1,149	$3,759	$1,654	$10,534
Land	1,583	5,285	3,014	6,094
Commercial speculative	488	2,763	488	6,498
All other	9	3	43	218
Total real estate-construction	3,229	11,810	5,199	23,344
Real estate-residential
Investor	960	7,167	1,086	7,782
Owner occupied	1,198	733	2,054	2,051
Revolving and junior liens	62	170	244	505
Total real estate-residential	2,220	8,070	3,384	10,338
Real estate-commercial, nonfarm
Owner general purpose	577	2,705	3,236	3,211
Owner special purpose	311	1,697	1,632	1,775
Non-owner general purpose	2,760	2,666	2,943	2,862
Non-owner special purpose	101	2,694	862	2,925
Retail properties	1,634	1,128	2,404	3,653
Total real estate-commercial, nonfarm	5,383	10,890	11,077	14,426
Real estate-commercial, farm	—	—	—	—
Commercial and industrial	10	327	155	1,558
Other	150	136	264	233
	$10,992	$31,233	$20,079	$49,899

The distribution of the Company’s nonperforming loans as of June 30, 2011 is included in the chart below (in thousands):

Nonperforming loans as of June 30, 2011	Nonaccrual Total (1)	90 Days or More Past Due	Restructured Loans (Accruing)	Total Non performing Loans	% Non Performing Loans	Specific Allocation
Real estate-construction	$49,706	$—	$3,176	$52,882	29.5%	$6,548
Real estate-residential:
Investor	14,572	—	475	15,047	8.4%	2,694
Owner occupied	13,827	182	7,592	21,601	12.0%	1,390
Revolving and junior liens	2,477	24	52	2,553	1.4%	262
Real estate-commercial, nonfarm	75,375	—	7,354	82,729	46.1%	7,616
Real estate-commercial, farm	1,073	—	—	1,073	0.6%	—
Commercial and industrial	3,393	92	—	3,485	1.9%	743
Other	2	—	—	2	0.1%	—
	$160,425	$298	$18,649	$179,372	100.0%	$19,253

(1)

Nonaccrual loans included $30.4 million in restructured loans, $8.2 million in real estate construction, $8.7 million in commercial real estate, $7.8 million is in real estate - residential investor, and $5.7 million is in real estate - owner occupied.

Commercial Real Estate

Commercial Real Estate Nonfarm (“CRE”) remained the largest component of nonperforming loans at $82.7 million, or 46.1% of total nonperforming loans.  This compares to $107.0 million and 46.7% at December 31, 2010, and $92.9 million and 38.3% at June 30, 2010.  The class components of the CRE segment at June 30, 2011 were as follows (dollars in thousands):

	Nonaccrual	90 Days or More	Restructured Loans	Total Non performing	% Non Performing	Specific
Real Estate - Commercial Nonfarm	Total	Past Due	(Accruing)	Loans	CRE Loans	Allocation
Owner occupied general purpose	$14,475	$—	$—	$14,475	17.5%	$1,425
Owner occupied special purpose	18,410	—	—	18,410	22.2%	672
Non-owner occupied general purpose	16,824	—	2,671	19,495	23.6%	2,651
Non-owner occupied special purpose	3,935	—	442	4,377	5.3%	723
Retail properties	21,731	—	4,241	25,972	31.4%	2,145
	$75,375	$—	$7,354	$82,729	100.0%	$7,616

Portfolio loans secured by retail property, primarily strip malls, have been experiencing the most financial stress.  This class accounted for 11.2% of all CRE loans and 31.4% of all nonperforming CRE loans at June 30, 2011.  Almost 31.9% of total retail CRE loans are nonperforming, with $26.0 million of credit exposure at June 30, 2011.  Second quarter 2011 charge-offs in the retail segment totaled $1.6 million and management estimated the remaining specific allocation for nonperforming loans of $2.1 million was sufficient coverage for the remaining loss exposure at June 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  Retail properties accounted for 30.4% of the second quarter 2011 charge-offs in CRE.

The owner occupied special purpose category had $203.4 million, representing 28.0% of all CRE loans.  With $18.4 million of these loans nonperforming at June 30, 2011, these loans accounted for 22.2% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  In the second quarter of 2011, the Bank resolved its second largest nonperforming relationship through a sales agreement that netted a large recovery from a prior period charge-off.  Charge-offs in the second quarter of 2011 totaled $311,000 in this loan class and management estimated that the specific allocation of $672,000 was sufficient coverage for the remaining loss exposure at June 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 23.2% of total CRE loans, and 23.6% of nonperforming CRE loans at the end of the second quarter of 2011.  Second quarter 2011 charge-offs in this category were $2.8 million and management estimated that $2.7 million of specific allocation was sufficient coverage for the remaining loss exposure at June 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

As of June 30, 2011, owner occupied general purpose loans comprised 22.0% of CRE, and 17.5% of nonperforming CRE loans.  Charge-offs totaled $577,000 in the second quarter of 2011, and management estimated that specific allocations of $1.4 million were sufficient coverage for the remaining loss exposure at June 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Non-owner occupied, special purpose loans represented 15.6% of the CRE portfolio, and 5.3% of nonperforming CRE loans at the end of the second quarter of 2011.  In the second quarter, a charge-off of $101,000 was recorded, and management estimated that a specific allocation of $723,000 was sufficient coverage for the remaining loss exposure at June 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

In addition to the specific allocations detailed above, in the second quarter of 2009 management created a higher risk commercial real estate pool loss factor for certain CRE loans to be directionally consistent with observable trends within the loan portfolio segments and with continued deteriorating market conditions.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to cyclical impacts from the recession.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Management estimated a reduction of reserves of $3.7 million in the second quarter of 2011, based upon the amount of loans within this pool at June 30, 2011.  The combination of reduced specific loan loss allocations and decreased general allocation from the high risk pool resulted in a reduction of $6.0 million of estimated loss coverage in the second quarter of 2011.

Construction and Development

At June 30, 2011, nonperforming construction and development (“C & D”) loans totaled $52.9 million, or 29.5% of total nonperforming loans.  This is a decrease of $15.1 million from $68.0 million at December 31, 2010 and a decrease of $47.0 million from $99.9 million at June 30, 2010.  Of the $94.5 million of total C & D loans in the portfolio, 55.9% of all construction loans were nonperforming as of June 30, 2011, as compared to 53.2% at June 30, 2010, and 52.5% at December 31, 2010.  Total C & D charge-offs for the second quarter of 2011 were $3.2 million, as compared to $11.8 million in the second quarter 2010.  Following that charge-off activity, management estimated that specific allocations of $6.5 million were sufficient coverage for the remaining loss exposure in this segment at June 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by builder home inventory is down 54.3% from a year ago.

Management closely monitors the performing loans that have been rated as “watch” or “substandard” but accruing.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at June 30, 2011.  As a result, management believes future losses in the construction segment will continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.  While management observed some continuation in the decreasing trend in collateral valuation in this segment, it has also observed that the rate of property valuation decline has generally slowed.

Residential Real Estate

Nonperforming 1-4 family residential mortgages to consumers totaled $21.6 million, or 12.0% of the nonperforming loan total as of June 30, 2011.  This category totaled $25.5 million in nonperforming loans at December 31, 2010, compared to $25.2 million at June 30, 2010.  While Kendall, Kane and Will counties experienced high rates of foreclosure in both 2011 and 2010, the Bank has experienced relatively stable nonperforming totals.  Of the nonperforming loans in this category, $7.6 million, or 35.1%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and are classified as restructured at June 30, 2011.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  The Bank did not offer subprime mortgage products to its customers and management believes that the deterioration in this segment relates primarily to the high rate of unemployment in our market area.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at June 30, 2011, management estimated that a specific allocation of $1.4 million was adequate loss coverage following the $1.2 million of charge-offs that occurred during the quarter.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  At June 30, 2011, there were $182,000 of loans that were greater than 90 days past due and were still accruing interest in this category.  Additionally, at June 30, 2011, loans 30 to 89 days past due and still accruing totaled $1.3 million, which was an improvement from $5.1 million at December 31, 2010, and $5.0 million at June 30, 2010.

Nonperforming residential investor loans consist of multi-family and 1-4 family properties and totaled $15.0 million, or 8.4% of the nonperforming loans total.  This was a decrease from $22.2 million at December 31, 2010, and a decrease from $20.8 million at June 30, 2010.  Following the second quarter charge-off of $960,000, management estimated that a total specific allocation of $2.7 million would be sufficient loss reserves at June 30, 2011 for the remaining risk in this category.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  Of this amount of nonperforming loans, management believes that the majority of loss exposure relates to loans collateralized by first mortgages on 1-4 family investor loans which totaled $10.9 million of this category at June 30, 2011.  The remaining nonperforming loans in this category relate to multi-family loans and totaled $4.1 million at June 30, 2011.  Management observed the typical profile of the nonperforming multi-family investor was where the property has decreased net operating income, due to both higher vacancy and higher past due collection rates.  Those trends have generally stabilized in the portfolio and many multi-family borrowers were reporting improved cash flow from operations as of June 30, 2011, compared to June 30, 2010.

Other

The remaining nonperforming credits included $3.5 million in commercial and industrial loans, $2.6 million in consumer home equity and second mortgage loans and $1.1 million in farmland and agricultural loans.  At June 30, 2011, management estimated that a total specific allocation of $743,000 on the commercial and industrial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits, and that $262,000 was sufficient loss coverage for the consumer home equity and second mortgage loan segment.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  These estimated amounts were following charge-offs in the second quarter of 2011 of $10,000 in commercial and industrial loans, and $62,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest decreased to $8.4 million at June 30, 2011 from $35.9 million at June 30, 2010 and $13.9 million at December 31, 2010.  At June 30, 2011, loans 30 to 89 days past due consisted of $1.3 million in 1-4 family consumer mortgages, $5.1 million in commercial real estate credits, $367,000 in residential investor credits, $94,000 in construction and development, $641,000 in commercial and industrial loans, $18,000 in consumer installment loans and $850,000 in home equity loans.  Troubled debt restructurings (“TDR”) in accrual status total $18.6 million, which was an increase from $13.9 million on a linked quarter basis.  Accruing TDRs included $7.6 million in consumer mortgages in the foreclosure avoidance program discussed previously, $3.2 million in restructured residential lot inventory loans to builders and land, $475,000 in 1-4 family investor mortgages, $4.2 million in retail properties and $3.1 million in non-owner occupied commercial real estate.

Nonaccrual TDR loans totaled $30.4 million as of June 30, 2011.  These credits, which have not demonstrated a sustained period of financial performance, are primarily due to bankruptcy or continued deterioration in the borrowers financial situation.  Management is pursuing liquidation strategies for many of these loans.  Management estimated the quarterly specific allocation of TDRs in liquidation status on a collateral dependency basis, and believed that specific allocation estimates at June 30, 2011 were sufficient coverage for the remaining loss exposure in this category.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

The coverage ratio of the allowance for loan losses to nonperforming loans was 36.8% as of June 30, 2011, which was an increase from 33.3% as of December 31, 2010.  This increase in this ratio was largely driven by a $49.5 million, or 21.6%, reduction in nonperforming loans.  Management updated the estimated specific allocations in the second quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $6.6 million from December 31, 2010, as the overall loan balances subject to general factors decreased at June 30, 2011, even though the pooled commercial real estate segment increased and somewhat offset that decline.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C&D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management estimates adequate coverage for the remaining risk of loss in the construction portfolio.

Management also created a higher risk pool within commercial real estate loans and assigned a higher qualitative risk factor for those segments of that portfolio in the second quarter of 2009.  Management regularly reviews the performance of that pool and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  Management decreased the quantity of assets subject to this pool factor by 15.5% in the second quarter.  Management decreased the loss factor by 1.5% compared to March 31, 2011, assigned to this pool based on its observations of improvement in some CRE sectors.  Management also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  These environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 4.51% of total loans as of December 31, 2010, to 4.31% of total loans at June 30, 2011.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures as well as other nonperforming assets for the period ended June 30, 2011, and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
Nonaccrual loans (including restructured)	$160,425	$212,225
Accruing restructured loans	18,649	15,637
Interest income recorded on nonaccrual loans	364	4,382
Interest income which would have been accrued on nonaccrual loans	6,326	17,234
Loans 90 days or more past due and still accruing interest	298	1,013

The Bank had no commitments to any borrower whose loans were classified as impaired at June 30, 2011 or December 31, 2010.

Other Real Estate

Other real estate owned (“OREO”) increased $7.0 million from $75.6 million at December 31, 2010, to $82.6 million at June 30, 2011.  In the second quarter of 2011, management successfully converted collateral securing problem loans to properties ready for disposition in the net amount of $11.1 million.  Additionally $145,000 in development improvements were added to OREO in the second quarter.  Second quarter additions were offset by $10.0 million in dispositions, which generated a net gain on sale of $402,000, and $4.1 million in additional valuation adjustments.  The Bank added 40 properties to OREO during the second quarter, which brought the total OREO holdings to 248 properties.  These OREO properties consisted of different types, including 115 single-family residences, with an estimated realizable market value of $9.4 million, 48 non-farm, nonresidential properties, with an estimated value of $39.4 million, a number of residential and commercial lots with an estimated realizable market value of $20.6 million, and 13 parcels of vacant acreage suitable for either farming or development with an estimated value of $13.2 million.  Details related to the activity in the OREO portfolio for the periods presented are itemized in the following table (in thousands):

	Three Months Ended		Year to Date
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$85,570	$49,855	$75,613	$40,200
Property additions	11,062	8,611	30,513	27,449
Development improvements	145	—	2,167	10
Less:
Property disposals	10,057	5,690	19,180	9,792
Period valuation adjustments	4,109	5,648	6,502	10,739
Other real estate owned	$82,611	$47,128	$82,611	$47,128

When measured as a percentage of other real estate properties owned, the OREO valuation reserve decreased to $21.5 million, which is 20.7% of gross OREO at June 30, 2011.  The valuation reserve represented 22.7% of gross OREO at December 31, 2010.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income decreased $1.5 million, or 13.4%, to $9.4 million during the second quarter of 2011 compared to $10.8 million during the same period in 2010.  For the first half of 2011, noninterest income decreased by $777,000, or 4.1%, to $18.3 million compared to $19.1 million for the same period in 2010.  Trust income decreased by $137,000, or 7.4%, and by $10,000, or 0.3%, for the second quarter and first half of 2011, respectively.  Service charge income from deposit accounts decreased for both the quarter and year, primarily due to decreases in overdraft fees.  Total mortgage banking income in the second quarter of 2011, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.1 million, a decrease of $762,000, or 41.1%, from the second quarter of 2010.  Mortgage banking income for the first half of the year also decreased by $472,000, or 13.9%, from the 2010 level, reflecting lower demand for mortgage loans.

Realized gains on securities totaled $512,000 in the second quarter and $651,000 in the first half of 2011 as compared to $1.8 million in both the second quarter and first half of 2010.  Bank owned life insurance (“BOLI”) income increased $172,000, or 65.6% and $206,000, or 29.8% in the second quarter and first half of 2011, respectively, over the same periods in 2010, as the rates of return increased on the underlying insurance investments.  Debit card interchange income increased for both the second quarter and first half of 2011 as the volume of consumer card activity continued to increase over 2010.  Lease revenue received from OREO properties, which partially offsets OREO expenses included in noninterest expense, increased $515,000 and $517,000 in the second quarter and first half of 2011, respectively, compared to the same periods in 2010, as the number of properties that generated rental income increased.  Net gains on disposition of OREO properties increased by $55,000, to $402,000 in the second quarter of 2011, and by $138,000, to $636,000 in the first half of 2011, respectively, as there was also an increase in the number of property disposals in the current year.  Other noninterest income increased $129,000, or 9.7%, for the second quarter and by $290,000, or 11.1%, for the first half of 2011.

Noninterest Expense

Noninterest expense was $24.4 million during the second quarter of 2011, a decrease of $1.1 million, from $25.5 million in the second quarter of 2010.  Noninterest expense totaled $49.0 million during the first half of 2011, a decrease of $1.3 million, or 2.5%, from $50.2 million in the first half of 2010.  The reductions in salaries and benefits expense were $338,000, or 3.8%, and $434,000, or 2.4%, when comparing the second quarter and first half of 2011, respectively, to the same periods in 2010.  These reductions in salaries and benefits expense resulted primarily from a decrease in salary expense related to our workforce reduction and, to a lesser degree, from reductions in commissions related to a lower volume of mortgage loan and brokerage activity offset by increases in employee benefits expense.  The number of full time equivalent employees was 490 in the second quarter of 2011 as compared to 543 at the same time last year.

Occupancy expense increased $73,000, or 5.9%, from the second quarter of 2010 to the second quarter of 2011.  Occupancy expense decreased $107,000, or 3.9%, from the first half of 2010 to the first half of 2011.  Furniture and fixture expenses decreased by $69,000 and $248,000 in the second quarter and first half of 2011, respectively, compared to the same periods of the prior year.

Federal Deposit Insurance Corporation (“FDIC”) costs decreased $414,000, or 27.1%, and $103,000, or 3.5%, for the second quarter and first half of 2011, respectively, as compared to the prior year.  On October 19, 2010, the Board of Directors of the FDIC voted to propose a comprehensive, long-range plan for deposit insurance fund management in response to changes to the FDIC’s authority to manage the Deposit Insurance Fund contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As part of the fund management plan, the Board adopted a new Restoration Plan to ensure that the fund reserve ratio reaches 1.4% percent by September 30, 2020, as required. The new methodology for the assessment calculation changed effective with the second quarter of 2011.  The new assessment applies to an adjusted average asset base rather than insured deposits, which contributed to the lower Bank assessment.  In addition, the lower asset base that has resulted from the overall management strategy also served to lower this expense.

General bank insurance increased $693,000 and $1.4 million for the second quarter and first half of 2011 when compared to the same period in 2010, reflecting increased premiums upon renewal.  Advertising expense decreased by $252,000, or 57.4%, and $275,000, or 39.6%, in the second quarter and first half of 2011, respectively, when compared to the same periods in 2010.  Legal fees increased $374,000 and $758,000 in a quarterly and year to date comparison, and were primarily related to loan workouts.

OREO expense decreased $894,000 in the second quarter and $2.0 million in the first half of 2011 compared to the same periods in 2010.  The decreases for both the quarterly and year to date periods were primarily due to decreases in valuation expense of $1.5 million and $4.2 million, respectively, as property values generally began to stabilize.  This decrease was partially offset by increased expenses incurred in administering OREO property taxes and insurance, which had increases of $370,000 and $1.8 million for the second quarter and first half of 2011, respectively, due to the increase in the number of properties held in 2011.  Other expense decreased $204,000, or 5.7%, from $3.6 million in the second quarter of 2010 to $3.3 million in the same period of 2011.  Other expense decreased $153,000, or 2.3%, from $6.7 million in the first half of 2010 to $6.6 million in the same period of 2011.

Income Taxes

The Company did not record an income tax benefit for the first six months of 2011, despite a $2.1 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, as of June 30, 2011 the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  An income tax benefit of $22.0 million was recorded in the first six months of 2010.  The Company’s taxable book loss significantly decreased in the first half of 2011 compared to the same period in 2010, primarily due to the results of our operations.  The Company’s effective tax rate for the first six months ending June 30, 2011, was 0% as compared to 40.8% for the same period in 2010.  The income tax benefit for 2010 resulted, in large part, from the higher levels of loan loss provision and other real estate related expenditures.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010 to reflect this judgment.  A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities decreased to $1.8 million at June 30, 2011 from $2.1 million at December 31, 2010.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Total assets decreased $142.5 million, or 6.7%, from December 31, 2010 to close at $1.98 billion as of June 30, 2011.  Loans decreased by $159.7 million, or 9.5%, as management continued to emphasize capital management and credit quality and overall demand from qualified borrowers continued to decline.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  As a result, the latter asset category increased $7.0 million, or 9.3%, for the first six months ended June 30, 2011.  Available-for-sale securities decreased by $3.0 million for the first six months ended June 30, 2011.  At the same time, net cash equivalents increased despite a general balance sheet deleveraging.

The core deposit and other intangible assets related to the Heritage Bank acquisition in February 2008 were $8.9 million at acquisition as compared to $5.1 million as of June 30, 2011.  Management performed an annual review of the core deposit and other intangible assets as of December 31, 2010.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of June 30, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.53 billion as of June 30, 2011, a decrease of $159.7 million from $1.69 billion as of December 31, 2010.  The decrease was primarily attributable to the continued declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $14.8 million in the first half of 2011.  See the Provision for Loan Loss and Other Troubled Loans sections in the Management Discussion and Analysis of Financial Condition for additional detail on the Allowance for Loan Losses for the period of December 31, 2010, through June 30, 2011.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $55.5 million, $35.1 million and $37.7 million, or 6.8%, 27.1% and 6.8%, respectively.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect the Midwest region in particular and financial markets generally, and real estate related activity, including valuations and transactions, continue to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 90.2% of the portfolio as of June 30, 2010 compared to 89.2% of the portfolio as of December 31, 2010.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.  Commercial and industrial and installment loans also decreased $28.6 million, or 19.1%, and $588,000, or 11.9%, respectively, from December 31, 2010 to June 30, 2011.  Almost all of these decreases were attributable to decreased demand from qualified borrowers.

Securities

Securities available-for-sale totaled $145.6 million as of June 30, 2011, a decrease of $3.0 million, or 2.0%, from $148.6 million as of December 31, 2010.  The largest category decrease was in United States government agency mortgage-backed issuances with smaller decreases in the, collateralized mortgage obligations (“CMO”) categories and states and tax-exempt political subdivision.  United States government agency mortgage-backed issuances, decreased $6.9 million, or 9.0%, whereas the other two types decreased $4.0 million, or 100.0%, and $2.6 million, or 14.7%, respectively, in the first half of 2011.  The decrease in, agency mortgage backed securities was attributable to the receipt of pass-through payments whereas the decreases in CMOs was primarily due to the sale of securities.

The net unrealized losses, net of deferred tax benefit, in the portfolio decreased by $551,000 from $3.1 million as of December 31, 2010 to $2.6 million as of June 30, 2011.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits decreased $139.5 million, or 7.3%, during the first half of, 2011, to close at $1.77 billion.  The deposit segments that declined the most in this period were time certificates of deposits, which declined $108.3 million, or 13.6%, followed by interest bearing NOW and money markets.  The decrease in time deposits occurred primarily due to management’s pricing strategy that required customers to have a core deposit relationship with the Bank to receive a higher rate on time deposits.  The Bank continues to comply with the brokered deposit guidelines contained within its Consent Order with the OCC.  NOW accounts decreased by $49.7 million, from $304.3 million to $254.5 million and money markets also decreased by $8.8 million from $297.7 million to $288.9 million during the first six months ended June 30, 2011.  At the same time, noninterest bearing demand deposits increased by $12.9 million, or 3.9%, and savings deposits increased by $14.5 million, or 8.0%.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.35% in the first half of 2010 to 1.16%, or 19 basis points, in the first half of 2011.  Similarly, the average total cost of interest bearing liabilities decreased 11 basis points from 1.52% in the first half of 2010 to 1.41% in the first half of 2011.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with LaSalle Bank National Association (now Bank of America).  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010 and June 30, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

The Company decreased its other short-term borrowings $8,000, or 0.2%, from December 31, 2010.  This decrease is related to Treasury Tax & Loan (“TT&L”) deposits.  The Bank is a TT&L depository for the FRB and, as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.

Capital

As of June 30, 2011, total stockholders’ equity was $81.0 million, which was a decrease of $3.0 million, or 3.6%, from $84.0 million as of December 31, 2010.  This decrease was primarily attributable to the net loss from operations in the first half of 2011.  Also as of June 30, 2011, the Company’s regulatory ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 leverage increased to 12.13%, 6.35%, and 5.10%, respectively, compared to 11.46%, 6.09%, and 4.74%, respectively, at December 31, 2010.  The Company, on a consolidated basis, exceeds the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at June 30, 2011.

Under a previously disclosed Memorandum of Understanding (“MOU”), the Bank’s Board of Directors agreed to maintain a total risk-based capital ratio of at least 11.25%, and a Tier 1 leverage ratio of at least 8.75% by December 31, 2009, and thereafter. The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance through March 31, 2010, but failed to be in full compliance with the agreed-upon capital ratios for the quarters ended June 30, 2010 through March 31, 2011.  Under the recently announced Consent Order, the Bank has agreed to achieve by September 30, 2011, and thereafter maintain, total risk-based capital ratio of at least 11.25% and a Tier 1 capital ratio of at least 8.75%. The OCC replaced the MOU with a formal regulatory Consent Order in May 2011.

As of June 30, 2011, the Bank complied with the capital ratios specified in the Consent Order. The Bank’s ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 leverage increased to 12.61%, 11.33%, and 9.10%, respectively, compared to 11.63%, 10.34%, and 8.10%, at December 31, 2010.

The Company also agreed to enter into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (the “Reserve Bank”) designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the Reserve Bank, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the Reserve Bank.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the Consent Order that it entered into with the OCC in May 2011.

As previously announced, the Company has elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $4.5 million at June 30, 2011.

The Company has also suspended quarterly cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the U.S. Department of the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividends have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated TARP preferred stock dividends totaled $3.2 million at June 30, 2011.

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

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to 0.28% and 0.36%, respectively, at June 30, 2011 as compared to 0.40% and 0.52%, respectively, at December 31, 2010.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of June 30,		December 31,
	2011	2010	2010
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$80,974	$163,526	$83,958
Tier 1 adjustments:
Trust preferred securities	27,851	55,141	29,029
Cumulative other comprehensive loss	2,579	1,898	3,130
Disallowed intangible assets	(5,090)	(6,089)	(5,525)
Disallowed deferred tax assets	(1,805)	(59,351)	(2,064)
Other	(402)	(234)	(390)
Tier 1 capital	$104,107	$154,891	$108,138

Total capital
Tier 1 capital	$104,107	$154,891	$108,138
Tier 2 additions:
Allowable portion of allowance for loan losses	21,059	25,508	22,875
Additional trust preferred securities disallowed for tier 1 captial	28,774	1,484	27,596
Subordinated debt	45,000	45,000	45,000
Other Tier 2 capital components	(7)	(8)	(7)
Total capital	$198,933	$226,875	$203,602

Tangible common equity
Total stockholders’ equity	$80,974	$163,526	$83,958
Less: Preferred equity	70,385	69,473	69,921
Intangible assets	5,090	6,089	5,525
Tangible common equity	$5,499	$87,964	$8,512

Tier 1 common equity
Tangible common equity	$5,499	$87,964	$8,512
Tier 1 adjustments:
Cumulative other comprehensive loss	2,579	1,898	3,130
Other	(2,207)	(59,585)	(2,454)
Tier 1 common equity	$5,871	$30,277	$9,188

Tangible assets
Total assets	$1,981,409	$2,462,760	$2,123,921
Less:
Intangible assets	5,090	6,089	5,525
Tangible assets	$1,976,319	$2,456,671	$2,118,396

Total risk-weighted assets
On balance sheet	$1,590,575	$1,906,293	$1,723,519
Off balance sheet	49,219	78,889	53,051
Total risk-weighted assets	$1,639,794	$1,985,182	$1,776,570

Average assets
Total quarterly average assets	$2,041,482	$2,433,280	$2,281,579

In addition, management believes the presentation of other financial measures such as core earnings, which excludes taxes, provisions for loan losses, income and expenses associated with other real estate owned, and other nonrecurring items as detailed immediately below, provides useful supplemental information that is helpful in understanding our financial results.  Management considers this information useful since certain items such as provisions for loan losses and other real estate owned activities in the current credit cycle are well above historic levels.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies (in thousands).

	(unaudited)		(unaudited)
	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Core earnings
Pretax earnings (loss)	$1,013	$(39,239)	$(2,107)	$(53,960)
Excluding impact of:
Other real estate owned, net of income	4,592	6,056	9,152	11,815
Provision for loan losses	500	44,623	4,500	63,843
Core Earnings	$6,105	$11,440	$11,545	$21,698

Earnings per core diluted share
Average diluted number of shares	14,236,220	13,989,096	14,255,022	14,084,927
Core diluted earnings per share	$0.43	$0.82	$0.81	$1.54

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

Net cash inflows from operating activities were $11.3 million during the first half of 2011, compared with net cash inflows of $44.2 million in the same period in 2010.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first half 2011 and 2010.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for 2011 versus an inflow for 2010.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $135.9 million in the first half of 2011, compared to $111.4 million in the same period in 2010.  In 2011, securities transactions accounted for a net inflow of $4.4 million, and net principal received on loans accounted for net inflows of $114.4 million.  Proceeds from sales of OREO accounted for $19.8 million and $10.3 million in investing cash inflows for the first half of 2011 and 2010 respectively.  Investing cash outflows for investment in OREO were $2.2 million in the first half of 2011 as compared to $10,000 in the same period in 2010.

Net cash outflows from financing activities in the first half of 2011, were $140.2 million compared with $105.5 million in the first half of 2010.  Consistent with the Company’s previously disclosed deposit strategy, a financing outflow continued in the first half of 2011 for a net deposit outflow of $139.5 million compared to a net deposit outflow of $55.3 million in the first half of 2010.  Other short term borrowings had a net cash outflow of $8,000 in the first half of 2011, whereas the first half of 2010 had a significant cash outflow in other short-term borrowings of $50.1 million, which primarily consisted of Federal Home Loan Bank advances.  Changes in securities sold under repurchase agreements accounted for $687,000 in net outflows and $2.0 million in net inflows, respectively, in the first half of 2011 and 2010.

Under the Terms of the OCC Consent Order (discussed in Notes to Consolidated Financial Statements Note 15), the Bank has agreed to reaffirm its liquidity risk management program.  Management has a well defined liquidity management program reflecting sound liquidity risk supervision through the Asset and Liability Committee process and Board review.  Important elements of the program cover base operating liquidity, a liquid asset cushion, contingency funding strategies to address liquidity shortfalls in emergency situations and periodic stress testing.  This program also covers liquidity management for the Company.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from June 30, 2011 and December 31, 2010 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  The Company’s earnings at risk exposure at June 30, 2011, versus that at December 31, 2010, was largely unchanged, with slightly greater rising rate benefit in the scenarios with rate increases of 1% or more.  Federal Funds rates and the Bank’s prime rate were stable throughout 2010 and the first half of 2011 at 0.25% and 3.25%, respectively.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The 2% and 1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
June 30, 2011
Dollar change	N/A	N/A	$(708)	$606	$1,318	$3,117
Percent change	N/A	N/A	-1.2%	+1.0%	+2.1%	+5.1%

December 31, 2010
Dollar change	N/A	N/A	$202	$500	$981	$2,087
Percent change	N/A	N/A	+0.3%	+0.7%	+1.4%	+3.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e)

promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). On June 21, 2011, the complaint was amended to add a second lead plaintiff, also a former Old Second employee.  The complaint seeks equitable and as-of-yet unquantified monetary relief.  The Company believes that it, its affiliates, and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters, and has moved the court to dismiss all claims. The Company intends to vigorously defend the allegations of the complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None

Item 5.  Other Information

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”). Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order it entered into with the Office of the Comptroller of the Currency on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit certain reports to the FRB with respect to the foregoing requirements.

Item 6.  Exhibits

Exhibits:

10.1	Written Agreement by and between Old Second Bancorp,Inc. and the Federal Reserve Bank of Chicago, dated July 22, 2011

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

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

DATE: August 9, 2011