Form 10-Q
period 2011-09-30
OLD SECOND BANCORP INC
filed 2011-11-09
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 7, 2011, the Registrant had outstanding 14,034,991 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$29,337	$28,584
Interest bearing deposits with financial institutions	79,334	69,492
Federal funds sold	—	682
Cash and cash equivalents	108,671	98,758
Securities available-for-sale	188,187	148,647
Federal Home Loan Bank and Federal Reserve Bank stock	14,050	13,691
Loans held-for-sale	9,281	10,655
Loans	1,423,957	1,690,129
Less: allowance for loan losses	59,852	76,308
Net loans	1,364,105	1,613,821
Premises and equipment, net	51,972	54,640
Other real estate owned	100,554	75,613
Mortgage servicing rights, net	3,605	3,897
Core deposit and other intangible assets, net	4,814	5,525
Bank-owned life insurance (BOLI)	52,096	50,966
Other assets	43,369	47,708
Total assets	$1,940,704	$2,123,921

Liabilities
Deposits:
Noninterest bearing demand	$347,154	$330,846
Interest bearing:
Savings, NOW, and money market	737,165	782,116
Time	643,715	795,566
Total deposits	1,728,034	1,908,528
Securities sold under repurchase agreements	2,631	2,018
Other short-term borrowings	4,315	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	23,568	21,398
Total liabilities	1,862,426	2,039,963

Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at September 30, 2011; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, $1,000.00 liquidation value)	70,622	69,921
Common stock, $1.00 par value; authorized 60,000,000 shares; issued 18,627,858 at September 30, 2011 and 18,466,538 at December 31, 2010; outstanding 14,034,991 at September 30, 2011 and 13,911,475 at December 31, 2010	18,628	18,467
Additional paid-in capital	65,714	65,209
Retained earnings	21,314	28,335
Accumulated other comprehensive loss	(3,107)	(3,130)
Treasury stock, at cost, 4,592,867 shares at September 30, 2011 and 4,555,063 shares at December 31, 2010	(94,893)	(94,844)
Total stockholders’ equity	78,278	83,958
Total liabilities and stockholders’ equity	$1,940,704	$2,123,921

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Year to Date
	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans, including fees	$19,800	$24,521	$61,765	$76,291
Loans held-for-sale	72	115	198	295
Securities:
Taxable	928	1,261	2,691	3,714
Tax exempt	114	210	383	1,644
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	73	66	216	184
Federal funds sold	—	1	1	2
Interest bearing deposits with financial institutions	58	42	197	102
Total interest and dividend income	21,045	26,216	65,451	82,232
Interest Expense
Savings, NOW, and money market deposits	327	819	1,275	3,404
Time deposits	3,436	4,622	11,220	14,469
Securities sold under repurchase agreements	—	4	—	27
Other short-term borrowings	—	—	—	18
Junior subordinated debentures	1,155	1,072	3,401	3,216
Subordinated debt	201	234	610	632
Notes payable and other borrowings	4	4	12	9
Total interest expense	5,123	6,755	16,518	21,775
Net interest and dividend income	15,922	19,461	48,933	60,457
Provision for loan losses	3,000	11,825	7,500	75,668
Net interest and dividend income (expense) after provision for loan losses	12,922	7,636	41,433	(15,211)
Noninterest Income
Trust income	1,657	1,746	5,156	5,255
Service charges on deposits	2,157	2,238	6,021	6,542
Secondary mortgage fees	269	473	732	1,034
Mortgage servicing income, net of changes in fair value	(328)	(322)	(221)	(876)
Net gain on sales of mortgage loans	1,314	3,328	3,667	6,716
Securities (losses) gains, net	(63)	620	588	2,374
Increase in cash surrender value of bank-owned life insurance	233	519	1,130	1,210
Death benefit realized on bank-owned life insurance	—	938	—	938
Debit card interchange income	775	699	2,259	2,086
Lease revenue from other real estate owned	1,060	429	2,537	1,389
Net gain on sale of other real estate owned	297	199	933	697
Litigation related income	—	2,645	—	2,645
Other income	1,137	1,183	4,044	3,800
Total noninterest income	8,508	14,695	26,846	33,810
Noninterest Expense
Salaries and employee benefits	7,985	9,227	25,494	27,170
Occupancy expense, net	1,273	1,236	3,928	3,998
Furniture and equipment expense	1,405	1,511	4,340	4,694
FDIC insurance	1,032	848	3,884	3,803
General bank insurance	845	165	2,496	438
Amortization of core deposit and other intangible asset	276	282	711	847
Advertising expense	311	353	731	1,048
Debit card interchange expense	394	349	1,091	996
Legal fees	924	964	2,907	2,189
Other real estate expense	5,353	5,354	16,618	18,627
Other expense	3,022	3,266	9,576	9,973
Total noninterest expense	22,820	23,555	71,776	73,783
Loss before income taxes	(1,390)	(1,224)	(3,497)	(55,184)
Benefit for income taxes	—	(1,136)	—	(23,159)
Net loss	$(1,390)	$(88)	$(3,497)	$(32,025)
Preferred stock dividends and accretion	1,190	1,135	3,524	3,394
Net loss available to common stockholders	$(2,580)	$(1,223)	$(7,021)	$(35,419)

Basic loss per share	$(0.18)	$(0.09)	$(0.49)	$(2.52)
Diluted loss per share	(0.18)	(0.09)	(0.49)	(2.52)
Dividends declared per share	—	—	—	0.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,497)	$(32,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,158	3,450
Amortization of leasehold improvement	2	128
Change in market value of mortgage servicing rights	1,144	1,448
Loss on transfer of mortgage servicing rights	—	68
Provision for loan losses	7,500	75,668
Provision for deferred tax benefit	—	(17,107)
Originations of loans held-for-sale	(152,925)	(236,864)
Proceeds from sales of loans held-for-sale	157,276	242,090
Net gain on sales of mortgage loans	(3,667)	(6,716)
Change in current income taxes payable	5,749	9,250
Increase in cash surrender value of bank-owned life insurance	(1,130)	(1,210)
Death claim on bank owned life insurance	—	893
Change in accrued interest receivable and other assets	(1,681)	(2,623)
Change in accrued interest payable and other liabilities	(433)	3,379
Net premium amortization on securities	117	360
Securities gains, net	(588)	(2,374)
Amortization of core deposit and other intangible assets	711	847
Tax effect from vesting of restricted stock	—	(225)
Stock based compensation	666	688
Net gain on sale of other real estate owned	(933)	(697)
Write-down of other real estate owned	9,221	14,534
Net cash provided by operating activities	20,690	52,962
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	38,384	73,094
Proceeds from sales of securities available-for-sale	15,277	102,788
Purchases of securities available-for-sale	(92,818)	(114,739)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(359)	(647)
Net change in loans	181,861	132,594
Investment in other real estate owned	(2,561)	(40)
Proceeds from sales of other real estate owned	29,687	14,347
Net purchases of premises and equipment	(492)	(773)
Net cash provided by investing activities	168,979	206,624

Cash flows from financing activities
Net change in deposits	(180,494)	(203,719)
Net change in securities sold under repurchase agreements	613	(12,059)
Net change in other short-term borrowings	174	(50,572)
Dividends paid	—	(3,158)
Purchase of treasury stock	(49)	(40)
Net cash used in financing activities	(179,756)	(269,548)
Net change in cash and cash equivalents	9,913	(9,962)
Cash and cash equivalents at beginning of period	98,758	79,796
Cash and cash equivalents at end of period	$108,671	$69,834

Supplemental cash flow information
Income taxes received	$(5,746)	$(15,076)
Interest paid for deposits	13,268	18,529
Interest paid for borrowings	623	2,853
Non-cash transfer of loans to other real estate owned	60,355	42,521
Change in dividends declared or accrued not paid	2,823	(139)
Accretion on preferred stock warrants	701	656

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2009	$18,373	$69,039	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss:
Net loss				(32,025)			(32,025)
Change in net unrealized loss on securities available-for-sale net of $677 tax effect					(1,047)		(1,047)
Total comprehensive loss							(33,072)
Dividends Declared, $.02 per share				(281)			(281)
Change in restricted stock	94		(94)				—
Tax effect from vesting of restricted stock			(225)				(225)
Stock based compensation			688				688
Purchase of treasury stock						(40)	(40)
Preferred dividends declared and accrued (5% per preferred share)		656		(3,394)			(2,738)
Adoption of mark to market of mortgage servicing rights				29			29
Balance, September 30, 2010	$18,467	$69,695	$64,800	$106,103	$(2,652)	$(94,844)	$161,569

Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Comprehensive loss:
Net loss				(3,497)			(3,497)
Change in net unrealized loss on securities available-for-sale net of $111 tax effect					23		23
Total comprehensive loss							(3,474)
Change in restricted stock	161		(161)				—
Stock based compensation			666				666
Purchase of treasury stock						(49)	(49)
Preferred dividends declared and accrued (5% per preferred share)		701		(3,524)			(2,823)
Balance, September 30, 2011	$18,628	$70,622	$65,714	$21,314	$(3,107)	$(94,893)	$78,278

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2010.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, Receivables (Topic 310)”A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  Because of inconsistencies in practice and the increased volume of debt modifications, ASU No. 2011-02, amends FASB Accounting Standard Codification (“ASC”) 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, to provide additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring.  This pronouncement also set the effective date for the troubled debt restricted loan disclosures established in ASU 2010-20 which was previously deferred.  The effective date is for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption.  The impact of ASU 2011-02 on the Company’s disclosures has been reflected in Note 3 — Loans and has no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The Company is currently assessing the impact of ASU 2011-04 on its fair value disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all nonowner changes in stockholders’

equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of ASU 2011-05 on its comprehensive income presentation.

Note 2 — Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity and income needs of the Company.  While the portfolio serves as an important component of the overall liquidity management at Old Second National Bank (the “Bank”), portions of the portfolio will also serve as income producing assets.  The size of the portfolio will reflect liquidity needs, loan demand and interest income objectives.

Portfolio size and composition may be adjusted from time to time.  While a significant portion of the portfolio will always consist of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

Investments are comprised of debt securities and non-marketable equity investments.  All debt securities are classified as available-for-sale and may be sold under our management and asset/liability management strategies.  Securities available-for- sale are carried at fair value.  Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity.  This balance sheet component will change as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.

Non-marketable equity investments include Federal Home Loan Bank Chicago (FHLBC) stock, Federal Reserve Bank (FRB) stock and various other equity securities.  FHLBC stock was recorded at a value of $9.3 million at September 30, 2011 unchanged from December 31, 2010.  FRB stock was recorded at $4.8 million at September 30 up from $4.4 million at year end 2010.  Our FHLB stock is necessary to maintain our program of access to FHLB advances.  Management will evaluate the October 17, 2011 FHLBC Capital Plan to determine the best overall course between now and the January 1, 2012 stock conversion date.  Other non-marketable securities reflect investments in Western Union Holdings, Inc. stock and Federal Agricultural Mortgage Corporation stock.

Securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
U.S. Treasury	$1,501	$26	$—	$1,527
U.S. government agencies	30,261	254	—	30,515
U.S. government agency mortgage-backed	88,566	1,072	(58)	89,580
States and political subdivisions	15,912	1,484	—	17,396
Corporate bonds	21,074	—	(513)	20,561
Collateralized mortgage obligations	4,856	—	—	4,856
Asset-backed securities	13,364	44	(7)	13,401
Collateralized debt obligations	17,886	—	(7,575)	10,311
Equity securities	49	5	(14)	40
	$193,469	$2,885	$(8,167)	$188,187
December 31, 2010:
U.S. Treasury	$1,501	$20	$—	$1,521
U.S. government agencies	37,810	117	(501)	37,426
U.S. government agency mortgage-backed	75,257	1,475	(1)	76,731
States and political subdivisions	17,538	579	(263)	17,854
Collateralized mortgage obligations	3,817	179	—	3,996
Collateralized debt obligations	17,869	—	(6,796)	11,073
Equity securities	49	4	(7)	46
	$153,841	$2,374	$(7,568)	$148,647

During the nine months ended September 30, 2011, we added $39.5 million to the available-for-sale portfolio (net of payoffs, maturities, amortization and accretion).  This change is largely found in the U.S. government agency mortgage-backed, corporate bonds and asset-backed securities components.

Securities valued at $46.9 million as of September 30, 2011 (down from to $83.3 million at year end 2010) were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2011 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, and collateralized debt obligations and equity securities are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$3,323	1.52%	$3,338
Due after one year through five years	31,215	2.72%	30,997
Due after five years through ten years	29,432	3.55%	30,317
Due after ten years	4,778	4.41%	5,347
	$68,748	3.13%	$69,999
Mortgage-backed and collateralized mortgage obligations	93,422	2.62%	94,436
Asset-backed securities	13,364	1.27%	13,401
Collateralized debt obligations	17,886	1.60%	10,311
Equity securities	49	0.16%	40
	$193,469	2.61%	$188,187

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2010 by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations, asset-backed and equity securities are shown separately:

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

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer with a fair market value, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.  U.S. government and its agencies are primarily made up of $20.2 million in FNMA, $65.8 million in GNMA and $26.0 million in FHLMC.

Securities with unrealized losses at September 30, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

September 30, 2011

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agency mortgage-backed	3	$58	$10,704	—	$—	$—	3	58	10,704
Corporate bonds	9	513	20,561	—	—	—	9	513	20,561
Asset-backed securities	1	7	5,033	—	—	—	1	7	5,033
Collateralized debt obligations	—	—	—	2	7,575	10,311	2	7,575	10,311
Equity securities	1	14	33	—	—	—	1	14	33
	14	$592	$36,331	2	$7,575	$10,311	16	$8,167	$46,642

December 31, 2010

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	6	$501	$26,309	—	$—	$—	6	$501	$26,309
U.S. government agency mortgage-backed	1	1	462	—	—	—	1	1	462
States and political subdivisions	3	182	3,323	1	81	533	4	263	3,856
Collateralized debt obligations	—	—	—	2	6,796	11,073	2	6,796	11,073
Equity securities	—	—	—	1	7	41	1	7	41
	10	$684	$30,094	4	$6,884	$11,647	14	$7,568	$41,741

Recognition of other-than-temporary impairment was not necessary in the nine months ended September 30, 2011, or the year ended December 31, 2010.  The changes in fair values related primarily to interest rate fluctuations and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled collateralized debt obligations increased in the period from December 31, 2010 to September 30, 2011.

Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the collateralized debt obligations (“CDO”).  In the case of the CDO fair value measurement, management included a risk premium adjustment as of September 30, 2011, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as level 3 securities as described in Note 16 of this quarterly report as of September 30, 2011.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDO, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This CDO was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
September 30, 2011
Class A1	$9,164	$5,611	$(3,553)	CCC+	63	$218,750	29.2%	$174,429	23.3%
Class A2A	8,722	4,700	(4,022)	CCC-	63	218,750	29.2%	77,429	10.3%
	$17,886	$10,311	$(7,575)

December 31, 2010
Class A1	$9,241	$5,916	$(3,325)	CCC+	63	$213,750	28.5%	$175,928	23.5%
Class A2A	8,628	5,157	(3,471)	CCC-	63	213,750	28.5%	78,928	10.5%
	$17,869	$11,073	$(6,796)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of September 30, 2011, and December 31, 2010.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of September 30, 2011, and December 31, 2010

Note 3 — Loans

Major classifications of loans were as follows:

	September 30, 2011	December 31, 2010
Commercial	$107,589	$149,552
Real estate - commercial	730,554	821,101
Real estate - construction	77,958	129,601
Real estate - residential	489,985	557,635
Consumer	4,187	4,949
Overdraft	409	739
Lease financing receivables	2,223	2,774
Other	11,242	24,487
	$1,424,147	$1,690,838
Net deferred loan fees and costs	(190)	(709)
	$1,423,957	$1,690,129

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 91.2% and 89.2% of the portfolio at September 30, 2011, and December 31, 2010, respectively.  In spite of this increase, the Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Consent Order with the Bank and the Office of the Comptroller of the Currency (the “OCC”).  Consistent with that commitment, management has updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as a result of that process.  Regulatory matters are discussed in more detail in Note 15 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$112	$292	$—	$404	$108,460	$948	$109,812	$—
Real estate - commercial
Owner occupied general purpose	—	1,062	771	1,833	139,512	11,947	153,292	771
Owner occupied special purpose	—	426	267	693	179,435	14,556	194,684	267
Non-owner occupied general purpose	277	2,693	1,187	4,157	149,821	9,838	163,816	1,187
Non-owner occupied special purpose	—	—	—	—	108,418	3,097	111,515	—
Retail Properties	—	—	—	—	49,204	19,783	68,987	—
Farm	—	—	694	694	36,490	1,076	38,260	694
Real estate - construction
Homebuilder	39	—	—	39	8,807	13,070	21,916	—
Land	—	648	—	648	7,647	3,133	11,428	—
Commercial speculative	—	915	—	915	5,238	16,024	22,177	—
All other	—	66	—	66	17,341	5,030	22,437	—
Real estate - residential
Investor	1,494	399	715	2,608	175,236	8,656	186,500	715
Owner occupied	155	974	—	1,129	127,728	12,402	141,259	—
Revolving and junior liens	309	109	—	418	159,257	2,551	162,226	—
Consumer	—	—	—	—	4,187	—	4,187	—
All other	—	—	—	—	11,461	—	11,461	—
	$2,386	$7,584	$3,634	$13,604	$1,288,242	$122,111	$1,423,957	$3,634

December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$375	$391	$216	$982	$147,676	$3,668	$152,326	$216
Real estate - commercial
Owner occupied general purpose	1,156	2	—	1,158	158,189	18,610	177,957	—
Owner occupied special purpose	897	—	328	1,225	181,845	25,987	209,057	328
Non-owner occupied general purpose	884	499	—	1,383	148,406	25,623	175,412	—
Non-owner occupied special purpose	—	—	—	—	104,791	11,612	116,403	—
Retail Properties	—	—	—	—	74,564	24,374	98,938	—
Farm	148	999	—	1,147	41,446	741	43,334	—
Real estate - construction
Homebuilder	217	—	—	217	14,676	22,001	36,894	—
Land	—	586	—	586	12,324	20,617	33,527	—
Commercial speculative	—	—	—	—	21,603	14,881	36,484	—
All other	65	73	—	138	16,545	6,013	22,696	—
Real estate - residential
Investor	2,221	—	469	2,690	200,011	21,223	223,924	469
Owner occupied	4,450	656	—	5,106	139,457	15,309	159,872	—
Revolving and junior liens	284	6	—	290	171,990	1,559	173,839	—
Consumer	9	2	—	11	4,931	7	4,949	—
All other	—	—	—	—	24,517	—	24,517	—
	$10,706	$3,214	$1,013	$14,933	$1,462,971	$212,225	$1,690,129	$1,013

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Credit Quality Indicators:

                                                The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparisons against industry averages, historical payment experience, and current economic trends.  The Company examines each loan and loan relationship with an outstanding balance or commitment greater than $50,000, excluding homogeneous loans such as HELOC’s and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

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

Credits that are not covered by the definitions above are pass credits, and are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

September 30, 2011

	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$86,185	$14,865	$8,762	$—	$109,812
Real estate - commercial
Owner occupied general purpose	115,606	12,461	25,225	—	153,292
Owner occupied special purpose	154,475	12,808	27,401	—	194,684
Non-owner occupied general purpose	112,760	13,602	37,454	—	163,816
Non-owner occupied special purpose	86,371	6,061	19,083	—	111,515
Retail Properties	33,398	8,606	26,983	—	68,987
Farm	28,502	—	9,758	—	38,260
Real estate - construction
Homebuilder	4,232	3,060	14,624	—	21,916
Land	4,006	3,475	3,947	—	11,428
Commercial speculative	154	567	21,456	—	22,177
All other	17,066	304	5,067	—	22,437
Real estate - residential
Investor	127,249	25,414	33,837	—	186,500
Owner occupied	123,779	204	17,276	—	141,259
Revolving and junior liens	157,018	1,080	4,128	—	162,226
Consumer	4,172	—	15	—	4,187
All other	10,322	1,139	—	—	11,461
Total	$1,065,295	$103,646	$255,016	$—	$1,423,957

December 31, 2010

	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$130,564	$4,122	$17,640	$—	$152,326
Real estate - commercial
Owner occupied general purpose	127,527	6,633	43,797	—	177,957
Owner occupied special purpose	143,165	9,762	56,130	—	209,057
Non-owner occupied general purpose	126,316	5,414	43,682	—	175,412
Non-owner occupied special purpose	91,737	—	24,666	—	116,403
Retail Properties	48,661	8,304	41,973	—	98,938
Farm	30,812	—	12,522	—	43,334
Real estate - construction
Homebuilder	6,470	2,780	27,644	—	36,894
Land	9,327	3,036	21,164	—	33,527
Commercial speculative	15,937	567	19,980	—	36,484
All other	15,024	—	7,672	—	22,696
Real estate - residential
Investor	166,465	15,487	41,972	—	223,924
Owner occupied	132,833	545	26,494	—	159,872
Revolving and junior liens	168,596	599	4,644	—	173,839
Consumer	4,793	62	94	—	4,949
All other	24,376	141	—	—	24,517
Total	$1,242,603	$57,452	$390,074	$—	$1,690,129

(1) The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of and for the nine months ending September 30, 2011, were as follows:

				Year to date
				September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$408	$505	$—	$220	$—
Commercial real estate
Owner occupied general purpose	2,944	3,125	—	4,725	—
Owner occupied special purpose	11,531	14,316	—	11,122	—
Non-owner occupied general purpose	9,631	12,025	—	10,324	166
Non-owner occupied special purpose	3,329	4,241	—	3,537	22
Retail Properties	4,139	5,058	—	7,193	—
Farm	1,076	1,196	—	908	—
Construction
Homebuilder	10,116	13,738	—	15,263	104
Land	1,987	8,516	—	5,779	—
Commercial speculative	808	1,182	—	5,259	—
All other	4,718	6,947	—	5,183	—
Residential
Investor	2,894	3,666	—	7,550	—
Owner occupied	14,086	16,604	—	14,655	210
Revolving and junior liens	1,892	2,246	—	1,433	—
Consumer	—	—		4	—
Total impaired loans with no recorded allowance	69,559	93,365	—	93,155	502
With an allowance recorded
Commercial	540	617	376	2,088	—
Commercial real estate
Owner occupied general purpose	9,003	11,250	1,904	10,554	—
Owner occupied special purpose	3,025	4,563	304	9,149	—
Non-owner occupied general purpose	4,044	5,324	1,073	9,325	—
Non-owner occupied special purpose	208	210	48	4,262	—
Retail Properties	15,644	16,696	3,048	14,885	—
Farm	—	—	—	—	—
Construction
Homebuilder	5,637	9,230	1,000	5,865	—
Land	1,146	1,838	240	6,096	—
Commercial speculative	15,216	19,599	4,613	10,193	—
All other	312	336	184	339	—
Residential
Investor	6,238	8,581	1,464	7,885	28
Owner occupied	4,476	4,965	486	7,367	90
Revolving and junior liens	659	675	156	622	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	66,148	83,884	14,896	88,630	118
Total impaired loans	$135,707	$177,249	$14,896	$181,785	$620

Impaired loans by class of loan as of December 31, 2010, were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$31	$994	$—
Commercial real estate
Owner occupied general purpose	6,505	7,238	—
Owner occupied special purpose	10,713	12,935	—
Non-owner occupied general purpose	11,017	15,030	—
Non-owner occupied special purpose	3,745	6,621	—
Retail Properties	10,247	15,354	—
Farm	741	862	—
Construction
Homebuilder	20,409	34,569	—
Land	9,572	20,234	—
Commercial speculative	9,710	26,650	—
All other	5,648	8,227	—
Residential
Investor	12,207	16,750	—
Owner occupied	15,224	16,749	—
Revolving and junior liens	973	1,010	—
Consumer	7	14
Total impaired loans with no recorded allowance	116,749	183,237	—
With an allowance recorded
Commercial	3,635	3,671	1,349
Commercial real estate
Owner occupied general purpose	12,105	14,912	1,742
Owner occupied special purpose	15,274	18,886	3,933
Non-owner occupied general purpose	14,606	16,946	6,063
Non-owner occupied special purpose	8,315	8,615	1,560
Retail Properties	14,127	15,215	1,769
Farm	—	—	—
Construction
Homebuilder	6,093	9,291	1,020
Land	11,045	11,523	978
Commercial speculative	5,171	8,363	1,674
All other	366	502	25
Residential
Investor	9,532	10,441	1,520
Owner occupied	10,259	10,589	1,096
Revolving and junior liens	585	664	258
Consumer	—	—	—
Total impaired loans with a recorded allowance	111,113	129,618	22,987
Total impaired loans	$227,862	$312,855	$22,987

Troubled debt restructurings (“TDR”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession of principle or interest and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank does participate in the U.S. Department of the Treasury (the “Treasury”)’s Home Affordable

Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments,

The specific allocation of the allowance for loan losses on TDRs is determined by discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDR’s by class that were modified during the period are summarized as follows:

	TDR Modifications			TDR Modifications
	Three months ended 9/30/11			Nine months ended 9/30/11
	# of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Troubled debt restructurings
Commercial and industrial	—	—	—	1	41	17
Real estate - commercial
Owner occupied general purpose	1	55	55	2	1,702	410
Owner occupied special purpose	—	—	—	1	400	385
Non-owner occupied general purpose	—	—	—	3	1,608	1,590
Non-owner occupied special purpose	—	—	—	—	—	—
Retail Properties	—	—	—	—	—	—
Farm	—	—	—	—	—	—
Real estate - construction
Homebuilder	—	—	—	1	688	688
Land	—	—	—	—	—	—
Commercial speculative	—	—	—	1	69	70
All other	—	—	—	—	—	—
Real estate - residential
Investor	—	—	—	2	1,357	1,133
Owner occupied	—	—	—	4	702	593
Revolving and junior liens	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
All other	—	—	—	—	—
	$1	$55	$55	$15	$6,567	$4,886

TDR’s are classified as being in default on a case-by-case when they fail to be in compliance with the modified terms.  The following table presents TDR’s that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity		TDR Default Activity
	Three Months ending 9/30/11		Nine Months ending 9/30/11
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Commercial and industrial	—	—	—	—
Real estate - commercial
Owner occupied general purpose	—	—	—	—
Owner occupied special purpose	—	—	—	—
Non-owner occupied general purpose	—	—	—	—
Non-owner occupied special purpose	—	—	—	—
Retail Properties	—	—	—	—
Farm	—	—	—	—
Real estate - construction
Homebuilder	—	—	—	—
Land	—	—	—	—
Commercial speculative	—	—	1	69
All other	—	—	—	—
Real estate - residential
Investor	—	—	1	196
Owner occupied	—	—	11	1,803
Revolving and junior liens	—	—	—	—
Consumer	—	—	—	—
All other	—	—	—	—
	$—	$—	$13	$2,068

The Bank had $358,000 in commitments to one borrower whose loans were classified as TDR’s at September 30, 2011.

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the nine months ended September 30, 2011, were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308
Charge-offs	298	15,752	7,228	7,266	433	—	30,977
Recoveries	153	3,837	1,212	1,467	352	—	7,021
Provision	(1,861)	4,766	(790)	5,180	95	110	7,500
Ending balance	$4,758	$35,093	$11,538	$6,380	$894	$1,189	$59,852

Ending balance: Individually evaluated for impairment	$376	$6,377	$6,037	$2,106	$—	$—	$14,896
Ending balance: Collectively evaluated for impairment	$4,382	$28,716	$5,501	$4,274	$894	$1,189	$44,956

Financing receivables:
Ending balance	$109,812	$730,554	$77,958	$489,985	$4,187	$11,461	$1,423,957
Ending balance: Individually evaluated for impairment	$948	$64,574	$39,940	$30,245	$—	$—	$135,707
Ending balance: Collectively evaluated for impairment	$108,864	$665,980	$38,018	$459,740	$4,187	$11,461	$1,288,250

(1) As of September 30, 2011, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $74.6 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $14.1 million at September 30, 2011.

The Company’s allowance for loan loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within loan portfolio segments, market conditions and established credit review administration practices.

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

Note 5 — Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2011	2010	2011	2010
Balance at beginning of period	$82,611	$47,128	$75,613	$40,200
Property additions	29,842	15,072	60,355	42,521
Development improvements	394	30	2,561	40
Less:
Property disposals, net of gains/losses	9,574	3,858	28,754	13,650
Period valuation adjustments	2,719	3,795	9,221	14,534
Balance at end of period	$100,554	$54,577	$100,554	$54,577

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$21,504	$13,817	$22,220	$5,668
Provision for unrealized losses	2,719	3,795	9,153	14,452
Reductions taken on sales	(2,414)	(788)	(9,632)	(3,378)
Other adjustments	—	—	68	82
Balance at end of period	$21,809	$16,824	$21,809	$16,824

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gain on sales, net	$(297)	$(199)	$(933)	$(697)
Provision for unrealized losses	2,719	3,795	9,153	14,452
Operating expenses	2,634	1,559	7,465	4,175
Less:
Lease revenue	1,060	429	2,537	1,389
	$3,996	$4,726	$13,148	$16,541

Note 6 — Intangible Assets

Management performed a periodic review of the core deposit and other intangible assets for impairment.  Based upon these reviews, management determined there was no impairment of the core deposit and other intangible assets as of September 30, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the estimated future amortization expense for core deposit and other intangibles as of September 30, 2011, for periods ended December 31 (in thousands):

Amount
2011 (Three months ending December 31, 2011)	$311
2012	751
2013	704
2014	654
2015	599
Thereafter	1,795
Total	$4,814

Note 7 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights for the nine months ending September 30 were summarized as follows:

	2011	2010
Balance at beginning of period	$3,897	$2,470
Fair value adjustment	—	9
Additions	852	1,490
Mark to Market	(1,144)	(1,448)
Transfer - IHDA Loans	—	(68)
Balance at end of period	3,605	2,453

Changes in the valuation allowance for servicing assets were as follows:

Balance at beginning of period	—	(20)
Fair value adjustment	—	20
Balance at end of period	—	—
Net balance	$3,605	$2,453

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

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date.  Changes in fair value of servicing assets are reported in earnings in the period in which the changes occur, and are included with net gain on sales of mortgage loans on the statement of operations.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates and losses.

Note 8 — Deposits

Major classifications of deposits were as follows:

	September 30, 2011	December 31, 2010
Noninterest bearing demand	$347,154	$330,846
Savings	191,721	180,127
NOW accounts	258,216	304,287
Money market accounts	287,228	297,702
Certificates of deposit of less than $100,000	408,236	491,234
Certificates of deposit of $100,000 or more	235,479	304,332
	$1,728,034	$1,908,528

Note 9 — Borrowings

The following table is a summary of borrowings as of September 30, 2011, and December 31, 2010, and junior subordinated debentures are discussed in detail in Note 10:

	September 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$2,631	$2,018
Treasury tax and loan	4,315	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$110,824	$110,037

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and were secured by securities with a carrying amount of $2.5 and $3.7 million at September 30, 2011, and December 31, 2010, respectively.  Additional securities with a carrying value of $1.1 million were pledged on October 6, 2011.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2011, there were no advances on the FHLBC stock of $9.3 million and collateralized loan balance of $51.0 million.  At December 31, 2010, there were also no advances on the FHLBC stock of $9.3 million and loans totaling $29.3 million.  The Company has also established borrowing capacity at the FRB that was not used at either September 30, 2011, or December 31, 2010.  The Company currently has $84.9 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

The Bank is a Treasury Tax & Loan (“TT&L”) depository for the FRB and, as such, accepts TT&L deposits.  The Company is allowed to hold these deposits for the FRB until they are called.  For the nine months ended September 30, 2011 no interest was received on these balances.  Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.  TT&L deposits were $4.3 million at September 30, 2011, and $4.1 million at December 31, 2010.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt, as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portions of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010 and September 30, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement described in Note 15, the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company.  The agreement also contains certain customary representations and warranties and financial covenants.  At September 30, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

Note 10 — Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008, and can be exercised by the Company from time to time.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP Preferred Stock as discussed in Note 19.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures and pursuant to the Written Agreement, the Company must receive the FRB’s approval prior to making any interest payments on the junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010, total $5.6 million at September 30, 2011.

Note 11 — Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 57,629 at September 30, 2011.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first nine months of 2011 or 2010.  All stock options are granted for a term of ten years.

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

Total compensation cost that has been charged against income for those plans was $175,000 in the third quarter of 2011 and $666,000 in the first nine months of 2011.  The total income tax benefit was $61,000 in the third quarter of 2011 and $233,000 in the first nine months of 2011.  However, no tax benefit was recognized in 2011 due to the establishment of a valuation allowance against the Company’s deferred tax assets as of December 31, 2010.  Total compensation cost that has been charged against income for those plans was $253,000 in the third quarter of 2010 and $688,000 in the first nine months of 2010.  The total income tax benefit was $88,000 in the third quarter of 2010 and $241,000 in the first nine months of 2010.

There were no stock options exercised during the third quarter of 2011 or 2010 and the Company did not grant any options of the Company’s common stock during either of those periods.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan is $2,000 as of September 30, 2011, and is expected to be recognized over a weighted-average period of 0.33 years.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $47,000 as of September 30, 2010, and was expected to be recognized over a weighted-average period of 0.48 years.

A summary of stock option activity in the Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2011	614,832	$25.81
Granted	—	—
Exercised	—	—
Canceled	(21,500)	27.73
Expired	—	—
Ending outstanding at September 30, 2011	593,332	$25.74	3.32	$—

Exercisable at end of period	589,332	$25.87	3.30	$—

Beginning outstanding at January 1, 2010	683,666	$24.29
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Ending outstanding at September 30, 2010	683,666	$24.29	3.99	$—

Exercisable at end of period	646,168	$24.34	3.79	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	September 30, 2011
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	8,000	$2.01
Granted	—	—
Vested	(4,000)	2.01
Nonvested at September 30, 2011	4,000	$2.01

Under the incentive plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  There were 15,000 restricted awards issued during the third quarter of 2011 and 130,000 shares were granted during the third quarter of 2010.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	September 30, 2011		September 30, 2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	464,298	$6.76	179,178	$12.95
Granted	156,320	1.08	341,200	5.10
Vested	(98,770)	10.71	(23,459)	27.51
Forfeited	(95,656)	5.04	(32,621)	8.45
Nonvested at September 30	426,192	$4.15	464,298	$6.76

Total unrecognized compensation cost of restricted awards was $636,000 as of September 30, 2011, which is expected to be recognized over a weighted-average period of 1.02 years.  Total unrecognized compensation cost of restricted awards was $1.8 million as of September 30, 2010, which was expected to be recognized over a weighted-average period of 2.64 years.

Note 12 — Loss Per Share

The loss per share is included below as of September 30 (in thousands except for share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic loss per share:
Weighted-average common shares outstanding	14,034,991	13,911,596	14,014,841	13,920,628
Weighted-average common shares less stock based awards	13,789,971	13,729,005	13,783,340	13,727,946
Weighted-average common shares stock based awards	427,245	349,345	439,052	345,768
Net loss	$(1,390)	$(88)	$(3,497)	$(32,025)
Dividends and accretion of discount on preferred shares	1,190	1,135	3,524	3,394
Net loss available to common shareholders	(2,580)	(1,223)	(7,021)	(35,419)
Common stock dividends	—	—	—	(275)
Un-vested share-based payment awards	—	—	—	(6)
Undistributed Loss	(2,580)	(1,223)	(7,021)	(35,700)
Basic loss per share common undistributed earnings	(0.18)	(0.09)	(0.49)	(2.54)
Basic loss per share common distributed earnings	—	—	—	0.02
Basic loss per share	$(0.18)	$(0.09)	$(0.49)	$(2.52)
Diluted loss per share:
Weighted-average common shares outstanding	14,034,991	13,911,596	14,014,841	13,920,628
Dilutive effect of restricted shares(1)	182,225	117,236	207,551	165,290
Dilutive effect of stock options	—	—	—	—
Diluted average common shares outstanding	14,217,216	14,028,832	14,222,392	14,085,918
Net loss available to common stockholders	$(2,580)	$(1,223)	$(7,021)	$(35,419)
Diluted loss per share	$(0.18)	$(0.09)	$(0.49)	$(2.52)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,408,671	1,517,000	1,408,671	1,517,000

(1) Includes the common stock equivalents for restricted share rights that are dilutive.

Note 13 — Other Comprehensive Income (Loss)

The following table summarizes the related income tax effect for the components of Other Comprehensive Income (Loss) as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss available to common stockholders	$(2,580)	$(1,223)	$(7,021)	$(35,419)

Unrealized holding gains (losses) on available-for-sale securities arising during the period
U.S. Treasury	$1	$14	$6	$6
U.S. government agencies	244	(97)	584	98
U.S. government agency mortgage-backed	449	(167)	43	383
States and political subdivisions	228	925	1,168	1,092
Corporate Bonds	(513)	—	(513)	—
Collateralized mortgage obligations	—	(124)	(40)	(242)
Asset-backed securities	37	—	37	—
Collateralized debt obligations	(1,396)	(1,188)	(779)	(685)
Equity securities	(12)	4	(6)	(2)
	(962)	(633)	500	650
Related tax benefit (expense)	396	254	(130)	(262)
Holding (losses) gains after tax	$(566)	$(379)	$370	$388

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains (losses) by security type:
U.S. government agencies	$(63)	$81	$(54)	$41
U.S. government agency mortgage-backed	—	—	503	919
States and political subdivisions	—	539	—	1,414
Collateralized mortgage obligations	—	—	139	—
Net realized (losses) gains	(63)	620	588	2,374
Related tax benefit (expense)	25	(245)	(241)	(939)
Net realized (losses) gains after tax	(38)	375	347	1,435
Total other comprehensive (loss) income	$(528)	$(754)	$23	$(1,047)

Note 14 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $368,000 and $690,000 in the first nine months of 2011 and 2010, respectively, as the Company lowered the amount of the 401K match in second quarter of 2009 and again in 2011.

Note 15 — Regulatory & Capital Matters

On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (“OCC”).  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

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

The capital ratio objectives in the OCC agreement have been exceeded as of June 30 and September 30, 2011.  At September 30, 2011, the Bank’s leverage ratio was 9.52%, up 142 basis points from December 31, 2010, and 77 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total capital ratio was 12.98%, up 135 basis points from December 31, 2010, and 173 basis points above the objective of 11.25%.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2011, and December 31, 2010.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

At September 30, 2011, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total capital to risk weighted assets
Consolidated	$195,942	12.37%	$126,721	8.00%	N/A	N/A
Old Second National Bank	206,779	12.98	127,445	8.00	$159,306	10.00%
Tier 1 capital to risk weighted assets
Consolidated	101,164	6.39	63,326	4.00	N/A	N/A
Old Second National Bank	186,383	11.70	63,721	4.00	95,581	6.00
Tier 1 capital to average assets
Consolidated	101,164	5.18	78,119	4.00	N/A	N/A
Old Second National Bank	186,383	9.52	78,312	4.00	97,890	5.00

December 31, 2010:
Total capital to risk weighted assets
Consolidated	$203,602	11.46%	$142,131	8.00%	N/A	N/A
Old Second National Bank	207,007	11.63	142,395	8.00	$177,994	10.00%
Tier 1 capital to risk weighted assets
Consolidated	108,138	6.09	71,027	4.00	N/A	N/A
Old Second National Bank	184,098	10.34	71,218	4.00	106,827	6.00
Tier 1 capital to average assets
Consolidated	108,138	4.74	91,256	4.00	N/A	N/A
Old Second National Bank	184,098	8.10	90,913	4.00	113,641	5.00

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of September 30, 2011, Trust preferred proceeds of $27.1 million qualified as Tier 1 regulatory capital and $29.5 million qualified as Tier 2 regulatory capital.  As of December 31, 2010, Trust preferred proceeds of $29.0 million qualified as Tier 1 regulatory capital and $27.6 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2009 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company and this restriction continued at September 30, 2011.

As discussed in Note 10, as of September 30, 2011, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.3 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of September 30, 2011, was $5.6 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Fixed Rate Cumulative Perpetual Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the senior preferred stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred preferred stock dividends as of September 30, 2011, was $4.2 million.  Moreover, even should all accrued payments be paid in full, the Company may not increase the dividends payable on its common stock beyond the level that it had most recently declared prior to Treasury’s investment until January of 2012 without the consent of Treasury, provided Treasury still holds the preferred stock.

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

The Company uses the following methods and significant assumptions to estimate fair value:

·                  Securities available-for-sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

·                  U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

·                  Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

·                  Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

·                  Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

·                  State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems.  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities and could be valued with level 3 measurements.

·                  Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the yield that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management initially made that adjustment to Level 3 valuation at June 30, 2009 because the level of market activity for CDO securities was incomplete and sporadic.  Information on orderly sale transactions was not generally available.

·                  Marketable equity securities are priced using available market information.

·                  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held for sale is determined using quoted secondary market prices.

·                  Lending related commitments to fund certain residential mortgage loans (interest rate locks) to be sold in the secondary market and mandatory forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of mortgage-backed securities are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment and do not typically involve significant judgments by management.

·                  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates to widely available published industry data for reasonableness.

·                  Interest rate swap positions, both assets and liabilities, are based on a valuation pricing models using an income approach based upon readily observable market parameters such as interest rate yield curves.

·                  Both the credit valuation reserve on current interest rate swap positions and on receivables related to unwound customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Such adjustments would result in a Level 3 classification.

·                  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

·                  Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2011, and December 31, 2010, respectively, which are measured by the Company at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,527	$—	$—	$1,527
U.S. government agencies	—	30,515	—	30,515
U.S. government agency mortgage-backed	—	89,580	—	89,580
States and political subdivisions	—	17,396	—	17,396
Corporate Bonds	—	20,561	—	20,561
Collateralized mortgage obligations	—	4,856	—	4,856
Asset-backed securities	—	13,401	—	13,401
Collateralized debt obligations	—	—	10,311	10,311
Equity securities	33	—	7	40
Loans held-for-sale	—	9,281	—	9,281
Mortgage servicing rights	—	—	3,605	3,605
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,576	(131)	3,445
Other assets (Forward MBS)	—	112	—	112
Total	$1,560	$189,278	$13,792	$204,630

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,576	$—	$3,576
Other liabilities (Interest rate lock commitments to borrowers)	—	63	—	63
Total	$—	$3,639	$—	$3,639

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,521	$—	$—	$1,521
U.S. government agencies	9,988	27,438	—	37,426
U.S. government agency mortgage-backed	4,054	72,677	—	76,731
States and political subdivisions	—	14,854	3,000	17,854
Collateralized mortgage obligations	—	3,996	—	3,996
Collateralized debt obligations	—	—	11,073	11,073
Equity securities	40	—	6	46
Loans held-for-sale	—	10,655	—	10,655
Mortgage servicing rights	—	—	3,897	3,897
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,499	(108)	3,391
Other assets (Forward loan commitments to investors)	—	(2)	—	(2)
Other assets (Forward MBS)	—	505	—	505
Total	$15,603	$133,622	$17,868	$167,093

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,499	$—	$3,499
Other liabilities (Interest rate lock commitments to borrowers)	—	(17)	—	(17)
Other liabilities (Risk Participation Agreement)	—	—	38	38
Total	$—	$3,482	$38	$3,520

At December 31, 2010, $10.0 million in United States government agencies and $4.1 million in United States government agency mortgage backed securities were reported in level 1 at their quoted price, as they were purchased within 30 days of year-end.  Subsequently, these securities are included in level 2.  Additionally, at December 31, 2010, $3.0 million in state and political subdivision securities were included in level 3 as they were just purchased and had no independently observable market price and are now included in level 2 at September 30, 2011.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Nine months ended September 30, 2011
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3,000)	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	110	—	(1,144)	(23)	38
Included in other comprehensive income	1	(779)	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	852	—	—
Settlements	—	(93)	—	—	—	—
Expirations	—	—	—	—	—	—
Ending balance September 30, 2011	$7	$10,311	$—	$3,605	$(131)	$—

	Nine months ended September 30, 2010
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$(285)	$(31)
Transfers into Level 3	—	—	2,821	—	—
Transfers out of Level 3	(50)	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	118	(1,373)	217	(4)
Included in other comprehensive income	1	(685)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	1,073	—	—
Settlements	—	(73)	(68)	—	—
Expirations	—	—	—	—	—
Ending balance December 31, 2010	$4	$10,243	$2,453	$(68)	$(35)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at September 30, 2011, and December 31, 2010, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$52,344	$52,344
Other real estate owned, net(2)	—	—	100,554	100,554
Total	$—	$—	$152,898	$152,898

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $67.2 million, with a valuation allowance of $14.9 million, resulting in a decrease of specific allocations within the provision for loan losses of $7.8 million for the nine months ending September 30, 2011.  The carrying value of loans fully charged off is zero.

(2)   OREO, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $100.6 million, which is made up of the outstanding balance of $122.4 million, net of a valuation allowance of $21.8 million, at September 30, 2011, resulting in a charge to expense of $9.2 million for the year to date ended September 30, 2011.

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

Note 17 — Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

To meet the financing needs of its customers, the Bank, as a subsidiary of the Company, is a party to various financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans as well as financial standby, performance standby and commercial letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for loan commitments and letters of credit is represented by the dollar amount of those instruments.  Management generally uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.3 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at September 30, 2011.  The Bank had $7.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2010.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 16 above. Management reported $3.5 million in receivables as of December 31, 2010, categorized as nonperforming but estimated to have no loss exposure, these receivables were eliminated as of June 30, 2011.  At September 30, 2011, the notional amount of non-hedging interest rate swaps was $118.8 million with a weighted average maturity of 2.49 years.  At December 31, 2010, the notional amount of non-hedging interest rate swaps was $131.4 million with a weighted average maturity of 3.12 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Mandatory rate locked commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The Bank was party to one risk participation agreement (“RPA”) in a swap transaction with a correspondent bank, which matured on June 27, 2011.

The following table presents derivatives not designated as hedging instruments as of September 30, 2011.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$118,752	Other Assets	$3,445	Other Liabilities	$3,576
Commitments(1)	241,033	Other Assets	112	N/A	—
Forward contracts(2)	24,500	N/A	—	Other Liabilities	63
Total			$3,557		$3,639

(1)  Includes unused loan commitments and interest rate lock commitments.

(2)  Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2010.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$131,399	Other Assets	$3,391	Other Liabilities	$3,499
Commitments(1)	281,753	Other Assets	503	N/A	—
Forward contracts(2)	39,673	N/A	—	Other Liabilities	(17)
Risk participation agreements	7,000	N/A	—	Other Liabilities	38
Total			$3,894		$3,520

(1)  Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

(2)  Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Commitments to extend credit: borrowers
Financial standby letters of credit	$14,062	$16,258
Performance standby letters of credit	8,745	12,670
Commercial letters of credit	213	9,137
Total letters of credit: borrowers	23,020	38,065
Commitments to extend credit: other
Financial standby letters of credit	550	—
Performance standby letters of credit	2,816	2,521
Commercial letters of credit	—	201
Total letters of credit: other	3,366	2,722
Total letters of credit
Financial standby letters of credit	14,612	16,258
Performance standby letters of credit	11,561	15,191
Commercial letters of credit	213	9,338
Total letters of credit	$26,386	$40,787

Note 18 — Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the collateralized debt obligations included in investment securities include a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities are discussed in detail in Note 16.  It has not been practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions on transferability.  Management will evaluate the October 17, 2011 FHLBC Capital Plan to determine the overall course between now and the January 1, 2012 stock conversion date.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and federal funds sold	$29,337	$29,337	$29,266	$29,266
Interest bearing deposits with financial institutions	79,334	79,334	69,492	69,492
Securities available-for-sale	188,187	188,187	148,647	148,647
FHLB and FRB stock	14,050	14,050	13,691	13,691
Loans, net and loans held-for-sale	1,373,386	1,413,836	1,624,476	1,624,068
Interest rate swap agreements net of swap valuation	3,445	3,445	3,391	3,391
Forward loan commitments to investors	112	112	503	503
Accrued interest receivable	5,815	5,815	6,452	6,452
	$1,693,666	$1,734,116	$1,895,918	$1,895,510
Financial liabilities:
Deposits	$1,728,034	$1,737,987	$1,908,528	$1,920,572
Securities sold under repurchase agreements	2,631	2,631	2,018	2,018
Other short-term borrowings	4,315	4,314	4,141	4,140
Junior subordinated debentures	58,378	19,731	58,378	45,011
Subordinated debt	45,000	24,163	45,000	43,957
Notes payable and other borrowings	500	238	500	489
Interest rate swap agreements	3,576	3,576	3,499	3,499
Interest rate lock commitments to borrowers	63	63	(17)	(17)
Risk participation agreements	—	—	38	38
Accrued interest payable	1,638	1,638	2,412	2,412
	$1,844,135	$1,794,341	$2,024,497	$2,022,119

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

The American Recovery and Reinvestment Act of 2009, which was enacted in February 2009, permits the Company to redeem the Series B Preferred Stock at any time by repaying the Treasury, without penalty and without the requirement to raise new capital, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.

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

As discussed in Note 15, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Fixed Rate Cumulative Perpetual Preferred Stock.  Further, as discussed in Note 10, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The terms of the TARP Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while TARP Preferred Stock dividends are in arrears.  The total amount of such unpaid deferred dividends as of September 30, 2011, was $4.2 million.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2011, as compared to December 31, 2010, and the results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2010 Annual Report.

The ongoing weakness in the financial system and economy, particularly as it relates to credit costs associated with the real estate markets in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans, which has resulted in a continued elevated level of nonperforming loans.  This economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  The Company recorded a $7.5 million provision for loan losses and a net loss of $3.5 million prior to preferred stock dividends and accretion in the first nine months of 2011.  This compared to a $75.7 million provision for loan losses and a net loss of $32.0 million prior to preferred stock dividends and accretion for the same period in 2010.

Results of Operations

The net loss for the third quarter of 2011 was $1.4 million, or $0.18 loss per diluted share, as compared with $88,000 in net loss, or $0.09 loss per diluted share, in the third quarter of 2010.  The net loss for the first nine months of 2011 was $3.5 million or $0.49 loss per diluted share, as compared to $32.0 million in net loss, or $2.52 of loss per diluted share in the first nine months of 2010.  The Company recorded a $7.5 million provision for loan losses in the first nine months of 2011, which included an addition of $3.0 million in the third quarter.  Net loan charge-offs totaled $24.0 million in the first nine months of 2011, which included $9.2 million of net charge-offs in the third quarter.  The provision for loan losses in the first nine months of 2010 was $75.7 million, which included an addition of $11.8 million in the third quarter of 2010.  Net loan charge-offs totaled $72.0 million in the first nine months of 2010, which included $24.6 million of net charge-offs in the third quarter of 2010.  The net loss available to common stockholders was $2.6 million and $7.0 million, respectively, for the third quarter and first nine months of 2011, as compared to net loss available to common shareholders of $1.2 million and $35.4 million, respectively, for the same periods in 2010.

Net Interest Income

Net interest income decreased $11.5 million, from $60.5 million in the first nine months of 2010, to $48.9 million in the first nine months of 2011.  Average earning assets decreased $396.9 million, or 17.7%, to $1.84 billion from the first nine months of 2010 to the first nine months of 2011, as management continued to emphasize asset quality and new loan originations continued to be limited.  The $375.8 million decrease in year to date average loans and loans held-for-sale was primarily due to the general lack of demand from qualified borrowers in the Bank’s market area, charge-off activity, maturities and payments on performing loans.  To utilize available liquid funds, management also increased securities available for sale in the third quarter.  At the same time, management reduced deposits that had previously provided asset funding by emphasizing relationship banking rather than single service customers.  As a result, average interest bearing liabilities decreased $367.4 million, or 18.8%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.67% in the first nine months of 2010 to 3.57% in the first nine months of 2011.  The average tax-equivalent yield on earning assets decreased from 4.90% in the first nine months of 2010 to 4.70%, or 20 basis points, in the first nine months of 2011.  During the first nine months of 2011, the tax equivalent yield on earning assets was enhanced by collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The tax equivalent yield on earning assets during the first nine months of 2011 would have been 4.63% without this benefit.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.49% to 1.39%, or 10 basis points, helping to offset the decrease in yield.  The decrease in average earning assets in 2011 was the main cause of decreased net interest income.

Net interest income decreased $3.5 million from $19.5 million in the third quarter of 2010 to $15.9 million in the third quarter of 2011.  The decrease in average earning assets on a quarterly comparative basis was $409.0 million, or 18.9%, from September 30, 2010, to September 30, 2011, due in part to a lack of demand from qualified borrowers as well as charge-off activity in the quarter.  Average interest bearing liabilities decreased $377.8 million, or 20.0%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.60% in the third quarter of 2010 to 3.63% in the third quarter of 2011.  The average tax-equivalent yield on earning assets decreased from 4.78% in the third quarter of 2010 to 4.73% in the third quarter of 2011, or 5 basis points.  During the third quarter of 2011, the tax equivalent yield on earning assets was enhanced by collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The tax equivalent yield on earning assets during the third quarter of 2011 would have been 4.65% without this benefit.  The cost of interest-bearing liabilities also decreased from 1.42% to 1.35%, or 7 basis points, in the same period.  Consistent with the year to date margin trend, the level of nonaccrual loans, combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and nine-month periods ended September 30, 2011 and 2010.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended September, 2011 and 2010

(Dollar amounts in thousands - unaudited)

	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$91,178	$58	0.25%	$72,447	$42	0.23%
Federal funds sold	—	—	—	2,927	1	0.13
Securities:
Taxable	144,581	928	2.57	172,603	1,261	2.92
Non-taxable (tax equivalent)	12,172	176	5.78	21,517	323	6.00
Total securities	156,753	1,104	2.82	194,120	1,584	3.26
Dividends from FRB and FHLB stock	14,050	73	2.08	13,690	66	1.93
Loans and loans held-for-sale (1)	1,489,366	19,899	5.23	1,877,175	24,650	5.14
Total interest earning assets	1,751,347	21,134	4.73	2,160,359	26,343	4.78
Cash and due from banks	32,264	—	—	36,368	—	—
Allowance for loan losses	(65,660)	—	—	(82,045)	—	—
Other non-interest bearing assets	241,963	—	—	277,367	—	—
Total assets	$1,959,914			$2,392,049
Liabilities and Stockholders’ Equity
NOW accounts	$259,505	$95	0.15%	$403,062	$240	0.24%
Money market accounts	285,712	164	0.23	340,450	428	0.50
Savings accounts	193,267	68	0.14	187,367	151	0.32
Time deposits	663,613	3,436	2.05	837,111	4,622	2.19
Interest bearing deposits	1,402,097	3,763	1.06	1,767,990	5,441	1.22
Securities sold under repurchase agreements	1,930	—	—	13,587	4	0.12
Other short-term borrowings	2,865	—	—	3,111	—	—
Junior subordinated debentures	58,378	1,155	7.91	58,378	1,072	7.35
Subordinated debt	45,000	201	1.75	45,000	234	2.03
Notes payable and other borrowings	500	4	3.13	500	4	3.13
Total interest bearing liabilities	1,510,770	5,123	1.35	1,888,566	6,755	1.42
Non-interest bearing deposits	344,757	—	—	322,467	—	—
Other liabilities	23,738	—	—	17,413	—	—
Stockholders’ equity	80,649	—	—	163,603	—	—
Total liabilities and stockholders’ equity	$1,959,914			$2,392,049
Net interest income (tax equivalent)		$16,011			$19,588
Net interest income (tax equivalent) to total earning assets			3.63%			3.60%
Interest bearing liabilities to earning assets	86.26%			87.42%

(1) Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $448,000 and $641,000 for the third quarter of 2011 and 2010, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months ended September, 2011 and 2010

(Dollar amounts in thousands - unaudited)

	2011			2010
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$105,618	$197	0.25%	$59,495	$102	0.23%
Federal funds sold	713	1	0.18	2,138	2	0.12
Securities:
Taxable	134,596	2,691	2.67	159,221	3,714	3.11
Non-taxable (tax equivalent)	13,364	590	5.89	55,156	2,529	6.11
Total securities	147,960	3,281	2.96	214,377	6,243	3.88
Dividends from FRB and FHLB stock	13,934	216	2.07	13,392	184	1.83
Loans and loans held-for-sale (1)	1,575,039	62,024	5.19	1,950,797	76,653	5.18
Total interest earning assets	1,843,264	65,719	4.70	2,240,199	83,184	4.90
Cash and due from banks	34,023	—	—	37,060	—	—
Allowance for loan losses	(73,201)	—	—	(74,029)	—	—
Other non-interest bearing assets	238,975	—	—	269,914	—	—
Total assets	$2,043,061			$2,473,144

Liabilities and Stockholders’ Equity
NOW accounts	$265,126	$347	0.17%	$410,701	$934	0.30%
Money market accounts	297,603	670	0.30	373,468	1,895	0.68
Savings accounts	191,256	258	0.18	187,336	575	0.41
Time deposits	724,219	11,220	2.07	854,632	14,469	2.26
Interest bearing deposits	1,478,204	12,495	1.13	1,826,137	17,873	1.31
Securities sold under repurchase agreements	1,911	—	—	18,649	27	0.19
Other short-term borrowings	2,900	—	—	5,664	18	0.42
Junior subordinated debentures	58,378	3,401	7.77	58,378	3,216	7.35
Subordinated debt	45,000	610	1.79	45,000	632	1.85
Notes payable and other borrowings	500	12	3.16	500	9	2.37
Total interest bearing liabilities	1,586,893	16,518	1.39	1,954,328	21,775	1.49
Non-interest bearing deposits	354,038	—	—	318,762	—	—
Other liabilities	21,651	—	—	18,166	—	—
Stockholders’ equity	80,479	—	—	181,888	—	—
Total liabilities and stockholders’ equity	$2,043,061			$2,473,144
Net interest income (tax equivalent)		$49,201			$61,409
Net interest income (tax equivalent) to total earning assets			3.57%			3.67%
Interest bearing liabilities to earning assets	86.09%			87.24%

(1) Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.7 million and $1.9 million for the first nine months of 2011 and 2010, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income (GAAP)	$21,045	$26,216	$65,451	$82,232
Taxable equivalent adjustment - loans	27	14	61	67
Taxable equivalent adjustment - securities	62	113	207	885
Interest income (TE)	21,134	26,343	65,719	83,184
Less: interest expense (GAAP)	5,123	6,755	16,518	21,775
Net interest income (TE)	$16,011	$19,588	$49,201	$61,409
Net interest and income (GAAP)	$15,922	$19,461	$48,933	$60,457
Average interest earning assets	$1,751,347	$2,160,359	$1,843,264	$2,240,199
Net interest income to total interest earning assets	3.61%	3.57%	3.55%	3.61%
Net interest income to total interest earning assets (TE)	3.63%	3.60%	3.57%	3.67%

Provision for Loan Losses

In the first nine months of 2011, the Company recorded a $7.5 million provision for loan losses, which included an addition of $3.0 million in the third quarter.  In the first nine months of 2010, the provision for loan losses was $75.7 million, which included an addition of $11.8 million in the third quarter.  Provisions for loan losses provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $139.3 million at September 30, 2011, from $228.9 million at December 31, 2010, and $228.4 million at September 30, 2010.  Charge-offs, net of recoveries, totaled $24.0 million and $72.0 million in the first nine months of 2011 and 2010, respectively.  Net charge-offs totaled $9.2 million in the third quarter of 2011 and $24.6 million in the third quarter of 2010.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at September 30, 2011, are included in the table following.

Loan Charge-offs, Gross

(in thousands)

	Three Months Ended		Year to Date
	September 30,		September 30,
	2011	2010	2011	2010
Real estate-construction
Homebuilder	$1,391	$6,746	$3,045	$17,280
Land	75	772	3,089	6,866
Commercial speculative	449	2,848	937	9,346
All other	114	2,048	157	2,266
Total real estate-construction	2,029	12,414	7,228	35,758
Real estate-residential
Investor	1,662	500	2,748	8,282
Owner occupied	1,684	828	3,738	2,879
Revolving and junior liens	536	379	780	884
Total real estate-residential	3,882	1,707	7,266	12,045
Real estate-commercial, nonfarm
Owner general purpose	188	690	3,424	3,901
Owner special purpose	658	3,672	2,290	5,447
Non-owner general purpose	1,843	1,620	4,786	4,482
Non-owner special purpose	809	(691)	1,671	2,234
Retail properties	1,177	6,757	3,581	10,410
Total real estate-commercial, nonfarm	4,675	12,048	15,752	26,474
Real estate-commercial, farm	—	—	—	—
Commercial and industrial	143	46	298	1,632
Other	169	180	433	385
	$10,898	$26,395	$30,977	$76,294

The distribution of the Company’s nonperforming loans as of September 30, 2011, is included in the chart below (in thousands):

Nonperforming loans
as of September 30, 2011

	Nonaccrual Total (1)	90 Days or More Past Due	Restructured Loans (Accruing)	Total Non performing Loans	% Non Performing Loans	Specific Allocation
Real estate-construction	$37,257	$—	$2,683	$39,940	28.7%	$6,037
Real estate-residential:
Investor	8,656	715	476	9,847	7.1%	1,464
Owner occupied	12,402	—	6,160	18,562	13.3%	486
Revolving and junior liens	2,551	—	—	2,551	1.8%	156
Real estate-commercial, nonfarm	59,221	2,225	4,277	65,723	47.2%	6,377
Real estate-commercial, farm	1,076	694	—	1,770	1.3%	—
Commercial and industrial	948	—	—	948	0.6%	376
	$122,111	$3,634	$13,596	$139,341	100.0%	$14,896

(1) Nonaccrual loans included a total of $15.8 million in restructured loans.  Component balances are $5.9 million in real estate construction, $3.3 million in real estate-commercial nonfarm,  $1.9 million is in real estate - residential investor, $4.7 million is in real estate - owner occupied and $17,000 in Commercial and Industrial.

Commercial Real Estate

Commercial Real Estate Nonfarm (“CRE”) remained the largest component of nonperforming loans at $65.7 million, or 47.2% of total nonperforming loans.  The dollar volume of nonperforming CRE loans is down from $107.0 million at December 31, 2010 and $91.2 million at September 30, 2010.  Most of the decline in the quarter was attributable to OREO migration via foreclosure action or deed in lieu of foreclosure settlements.  To a lesser extent, several loans were paid off or upgraded as a result of improved performance. The class components of the CRE segment at September 30, 2011, were as follows (dollars in thousands):

		90 Days	Restructured	Total Non	% Non
	Nonaccrual	or More	Loans	performing	Performing	Specific
Real Estate - Commercial Nonfarm	Total	Past Due	(Accruing)	Loans	CRE Loans	Allocation
Owner occupied general purpose	$11,947	$771	$—	$12,718	19.4%	$1,904
Owner occupied special purpose	14,556	267	—	14,823	22.5%	304
Non-owner occupied general purpose	9,838	1,187	3,837	14,862	22.6%	1,073
Non-owner occupied special purpose	3,097	—	440	3,537	5.4%	48
Retail properties	19,783	—	—	19,783	30.1%	3,048
	$59,221	$2,225	$4,277	$65,723	100.0%	$6,377

Portfolio loans secured by retail property, primarily strip malls, have been experiencing the most financial stress in recent years.  This class accounted for 10.0% of all CRE loans and 30.1% of all nonperforming CRE loans at September 30, 2011.  Third quarter 2011 charge-offs in the retail segment totaled $1.2 million and management estimated the remaining specific allocation for nonperforming loans of $3.0 million was sufficient coverage for the remaining loss exposure at September 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  Retail CRE properties accounted for 25.2% of the third quarter 2011 charge-offs in CRE.

The owner occupied special purpose category had $194.7 million, representing 28.1% of all CRE loans.  With $14.8 million of these loans nonperforming at September 30, 2011, these loans accounted for 22.5% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  Charge-offs in the third quarter of 2011 totaled $658,000 in this loan class and management estimated that the specific allocation of $304,000 was sufficient coverage for the remaining loss exposure at September 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 23.7% of total CRE loans, and 22.6% of nonperforming CRE loans at the end of the third quarter of 2011.  Third quarter 2011 charge-offs in this category were $1.8 million and management estimated that $1.1 million of specific allocation was sufficient coverage for the remaining loss exposure at September 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

As of September 30, 2011, owner occupied general purpose loans comprised 22.1% of CRE, and 19.4% of nonperforming CRE loans.  Charge-offs totaled $188,000 in the third quarter of 2011, and management estimated that specific allocations of $1.9 million were sufficient coverage for the remaining loss exposure at September 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Non-owner occupied, special purpose loans represented 16.1% of the CRE portfolio, and 5.4% of nonperforming CRE loans at the end of the third quarter of 2011.  In the third quarter, a charge-off of $809,000 was recorded, and management estimated that a specific allocation of $48,000 was sufficient coverage for the remaining loss exposure at September 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

In addition to the specific allocations detailed above, management estimates include a higher risk commercial real estate pool loss factor for certain CRE loans.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to cyclical impacts from the recession.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Management estimated a reduction of reserves of $969,000 in the third quarter of 2011, based upon the amount of loans within this pool at September 30, 2011.  The combination of reduced specific loan loss allocations and decreased general allocation from the high risk pool resulted in a reduction of $1.2 million of estimated loss coverage in the third quarter of 2011.

Construction and Development

At September 30, 2011, nonperforming construction and development (“C & D”) loans totaled $39.9 million, or 28.7% of total nonperforming loans.  This is a decrease of $28.1 million from $68.0 million at December 31, 2010, and a decrease of $44.9 million from $84.8 million at September 30, 2010.  Of the $78.0 million of total C & D loans in the portfolio, 51.2% of all construction loans were nonperforming as of September 30, 2011, as compared to 54.9% at September 30, 2010, and 52.5% at December 31, 2010.  Total C & D charge-offs for the third quarter of 2011 were $2.0 million, as compared to $12.4 million in the third quarter 2010.  Following that charge-off activity, management estimated that specific allocations of $6.0 million were sufficient coverage for the remaining loss exposure in this segment at September 30, 2011.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by builder home inventory is down 56.5% from a year ago.

Management closely monitors the performing loans that have been rated as “special mention” or “substandard” but accruing.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at September 30, 2011.  As a result, management believes future losses in the construction segment will continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.  Collateral values continued to decline but at a generally slower rate.

Residential Real Estate

Nonperforming 1-4 family owner occupied residential mortgages to consumers totaled $18.6 million, or 13.3% of the nonperforming loan total as of September 30, 2011.  This segment totaled $25.5 million in nonperforming loans at December 31, 2010, compared to $27.1 million at September 30, 2010.  While Kendall, Kane and Will counties experienced high rates of foreclosure in both 2011 and 2010, the Bank has experienced relatively stable or somewhat improved nonperforming totals.  The majority of all loans originated today are sold on the secondary market.  Of the nonperforming loans in this category, $6.2 million, or 33.2%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and are classified as restructured at September 30, 2011.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  The Bank did not offer subprime mortgage products to its customers.  Management believes that deterioration in the segment relates primarily to the high rate of unemployment in our market areas offset by some reductions from loans moved to OREO or upgraded as borrowers become once again employed.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at September 30, 2011, management estimated that a specific allocation of $486,000 was adequate loss coverage following the $1.7 million of charge-offs that occurred during the quarter.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  At September 30, 2011, there were no loans that were greater than 90 days past due and were still accruing interest in this portfolio class.  Additionally, at September 30, 2011, loans 30 to 89 days past due and still accruing totaled $1.1 million, which was an improvement from $5.1 million at December 31, 2010, and $1.6 million at September 30, 2010.

Nonperforming residential investor loans consist of multi-family ($3.3 million) and 1-4 family properties ($6.5 million), a total of $9.8 million, or 7.1% of the nonperforming loans total.  This was a decrease from $22.2 million at December 31, 2010, and a decrease from $20.9 million at September 30, 2010.  Following the third quarter charge-off of $1.7 million, management estimated that a total specific allocation of $1.5 million would be sufficient loss reserves at September 30, 2011, for the remaining risk in this category.  The multi-family and rental market segment is showing improved credit metrics as higher occupancy rates have driven stronger net operating income.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

Other

The remaining nonperforming credits included $948,000 in commercial and industrial loans, $2.6 million in consumer home equity and second mortgage loans and $1.8 million in farmland and agricultural loans.  These loan categories have shown stable credit characteristics and losses have been minimal during this economic cycle.  At September 30, 2011, management estimated that a total specific allocation of $376,000 on the commercial and industrial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits, and that $156,000 was sufficient loss coverage for the consumer home equity and second mortgage loan segment.  However, there can be no guarantee that actual losses in this category will not exceed such amount.  These estimated amounts were following charge-offs in the third quarter of 2011 of $143,000 in commercial and industrial loans, and $536,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest decreased to $10.0 million at September 30, 2011, from $13.9 million at December 31, 2010, and $17.6 million at September 30, 2010.  At September 30, 2011, loans 30 to 89 days past due consisted of $1.1 million in 1-4 family owner occupied residential mortgages, $4.5 million in commercial real estate credits, $1.9 million in residential investor credits, $1.7 million in construction and development, $404,000 in commercial and industrial loans, and $418,000 in home equity loans.  Troubled debt restructurings (“TDR”) in accrual status total $13.6 million, which was a decrease from $18.6 million on a linked quarter basis.  Accruing TDRs included $6.2 million in 1-4 family owner occupied residential mortgages in the foreclosure avoidance program discussed previously, $2.7 million in restructured residential lot inventory loans to builders, $476,000 in 1-4 family investor mortgages, and $4.3 million in non-owner occupied commercial real estate.

Nonaccrual TDR loans totaled $15.8 million as of September 30, 2011 as compared to $23.2 million as of December 31, 2010.  These credits, which have not demonstrated a sustained period of financial performance, are primarily due to bankruptcy or continued deterioration in the borrowers’ financial situation.  Management is pursuing liquidation strategies for many of these loans.  Management estimated the quarterly specific allocation on TDRs in nonaccrual status and believed that specific allocation estimates at September 30, 2011, were sufficient coverage for the remaining loss exposure in this category.  However, there can be no guarantee that actual losses in this category will not exceed such amount.

The coverage ratio of the allowance for loan losses to nonperforming loans was 43.0% as of September 30, 2011, which was an increase from 33.3% as of December 31, 2010.  This increase in this ratio was largely driven by an $89.5 million, or 39.1%, reduction in nonperforming loans.  Management updated the estimated specific allocations in the third quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $8.4 million from December 31, 2010, as the overall loan balances subject to general factors decreased at September 30, 2011, even though the pooled commercial real estate segment increased and somewhat offset that decline.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C&D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management estimates adequate coverage for the remaining risk of loss in the construction portfolio.

Management regularly reviews the performance of the higher risk pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The quantity of assets subject to this pool factor decreased by 26.0% in the third quarter as compared to June 30, 2011.  Also, compared to June 30, 2011 management increased the loss factor assigned to this pool by 4.5% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 4.5% of total loans as of December 31, 2010, to 4.2% of total loans at September 30, 2011.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures as well as other nonperforming assets for the period ended September 30, 2011, and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Nonaccrual loans (including restructured)	$122,111	$212,225
Accruing restructured loans	13,596	15,637
Interest income recorded on nonaccrual loans	784	4,382
Interest income which would have been accrued on nonaccrual loans	7,792	17,234
Loans 90 days or more past due and still accruing interest	3,634	1,013

The Bank had no commitments to any borrower whose loans were classified as impaired at September 30, 2011 or December 31, 2010.

Other Real Estate

Other real estate owned (“OREO”) increased $24.9 million from $75.6 million at December 31, 2010 to $100.6 million at September 30, 2011.  Strong disposition activity in third quarter was counterbalanced by numerous additions, including large dollar additions, to OREO assets, driving an increase of $17.9 million from OREO assets of $82.6 million at June 30, 2011.  In the third quarter of 2011, management successfully converted collateral securing problem loans to properties ready for disposition in the net amount of $29.8 million.  Additionally $394,000 in development improvements were added to OREO in the third quarter.  Third quarter additions were offset by $9.6 million in dispositions, which generated a net gain on sale of $297,000, and $2.7 million in additional valuation adjustments.  OREO holdings included single family residences, nonfarm nonresidential properties, residential and commercial lots and parcels of vacant land suitable for either farming or development.  Details related to the activity in the OREO portfolio for the periods presented are itemized in the following table (in thousands):

	Three Months Ended		Year to Date
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$82,611	$47,128	$75,613	$40,200
Property additions	29,842	15,072	60,355	42,521
Development improvements	394	30	2,561	40
Less:
Property disposals	9,574	3,858	28,754	13,650
Period valuation adjustments	2,719	3,795	9,221	14,534
Other real estate owned	$100,554	$54,577	$100,554	$54,577

When measured as a percentage of other real estate properties owned, the OREO valuation reserve decreased to $21.8 million, which is 17.8% of gross OREO at September 30, 2011.  The valuation reserve represented 22.7% of gross OREO at December 31, 2010.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income decreased $6.2 million, or 42.1%, to $8.5 million during the third quarter of 2011 compared to $14.7 million during the same period in 2010.  For the first nine months of 2011, noninterest income decreased by $7.0 million, or 20.6%, to $26.8 million compared to $33.8 million for the same period in 2010.  Trust income decreased by $89,000, or 5.1%, and by $99,000, or 1.9%, for the third quarter and first nine months of 2011, respectively.  Service charge income from deposit accounts decreased for both the quarter and year on reduced levels of transactions subject to service charges.  Total mortgage banking income in the third quarter of 2011, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $1.3 million, a decrease of $2.2 million, or 63.9%, from the third quarter of 2010.  Mortgage banking income for the first nine months of the year also decreased by $2.7 million, or 39.2%, from the 2010 level, reflecting lower demand for mortgage loans.

Realized losses on securities totaled $63,000 in the third quarter on a called security and gains of $588,000 in the first nine months of 2011 as compared to gains of $620,000 in the third quarter and $2.4 million in the first nine months of 2010.  Bank owned life insurance (“BOLI”) income decreased $286,000, or 55.1% and $80,000, or 6.6% in the third quarter and first nine months of 2011, respectively, over the same periods in 2010, as the rates of return decreased on the underlying insurance investments.  A death benefit of $938,000 was also realized in the third quarter of 2010.  Debit card interchange income increased for both the third quarter and first nine months of 2011 as the volume of consumer card activity continued to increase over 2010.  Lease revenue received from OREO properties, which partially offsets OREO expenses included in noninterest expense, increased $631,000 and $1.1 million in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010, as the number of properties that generated rental income increased.  Net gains on disposition of OREO properties increased by $98,000, to $297,000 in the third quarter of 2011, and by $236,000, to $933,000 in the third quarter and first nine months of 2011, respectively, on more favorable sale market conditions.  Additionally, in September 2010, the Illinois Supreme Court issued an opinion that resulted in $2.6 million of non-recurring noninterest income.  Other noninterest income decreased $46,000, or 3.9%, for the third quarter and increased by $244,000, or 6.4%, for the first nine months of 2011.

Noninterest Expense

Noninterest expense was $22.8 million during the third quarter of 2011, a decrease of $735,000, from $23.6 million in the third quarter of 2010.  Noninterest expense totaled $71.8 million during the first nine months of 2011, a decrease of $2.0 million, or 2.7%, from $73.8 million in the first nine months of 2010.  The reductions in salaries and benefits expense were $1.2 million, or 13.5%, and $1.7 million, or 6.2%, when comparing the third quarter and first nine months of 2011, respectively, to the same periods in 2010.  These reductions in salaries and benefits expense resulted primarily from a decrease in salary expense related to our workforce reduction and, to a lesser degree, from reductions in commissions related to a lower volume of mortgage loan and brokerage activity offset by increases in employee benefits expense.  The number of full time equivalent employees was 479 at September 30, 2011 as compared to 522 at the end of last year.

Occupancy expense increased $37,000, or 3.0%, from the third quarter of 2010 to the third quarter of 2011.  Occupancy expense decreased $70,000, or 1.8%, from the first nine months of 2010 to the first nine months of 2011.  Furniture and fixture expenses decreased by $106,000 and $354,000 in the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year.

Federal Deposit Insurance Corporation (“FDIC”) costs increased $184,000, or 21.7%, and $81,000, or 2.1%, for the third quarter and first nine months of 2011, respectively, as compared to the prior year.  On October 19, 2010, the Board of Directors of the FDIC voted to propose a comprehensive, long-range plan for deposit insurance fund management in response to changes to the FDIC’s authority to manage the Deposit Insurance Fund contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As part of the fund management plan, the Board adopted a new Restoration Plan to ensure that the fund reserve ratio reaches 1.4% percent by September 30, 2020, as required. The new methodology for the assessment calculation changed effective with the second quarter of 2011.

General bank insurance increased $680,000 and $2.1 million for the third quarter and first nine months of 2011 when compared to the same period in 2010, reflecting increased premiums upon renewal.  Advertising expense decreased by $42,000, or 11.9%, and $317,000, or 30.2%, in the third quarter and first nine months of 2011, respectively, when compared to the same periods in 2010.  Legal fees decreased $40,000 and increased $718,000 in a quarterly and year to date comparison, respectively, and were primarily related to loan workouts.

OREO expense decreased $1,000 in the third quarter and $2.0 million in the first nine months of 2011 compared to the same periods in 2010.  The decrease for the year to date period was primarily due to decreases in valuation expense of $5.3 million as property values generally began to stabilize or decline more slowly.  This decrease was partially offset by increased expenses incurred in OREO property taxes and insurance of $2.9 million for the first nine months of 2011, due to the net increase in the number of properties held in 2011.  Other expense decreased $244,000, or 7.5%, from $3.3 million in the third quarter of 2010 to $3.0 million in the same period of 2011.  Other expense decreased $397,000, or 4.0%, from $10.0 million in the first nine months of 2010 to $9.6 million in the same period of 2011.

Income Taxes

The Company did not record an income tax benefit for the first nine months of 2011, despite a $1.4 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, as of September 30, 2011 the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  An income tax benefit of $1.1 million and $23.2 million was recorded in the third quarter and first nine months of 2010, respectively.  The Company’s taxable book loss significantly decreased in the first nine months of 2011 compared to the same period in 2010, primarily due to the results of our operations.  The Company’s effective tax rate for the first nine months ending September 30, 2011, was 0% as compared to 42.0% for the same period in 2010.  The income tax benefit for 2010 resulted, in large part, from the higher levels of loan loss provision and other real estate related expenditures.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010 to reflect this judgment.  A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities increased to $2.2 million at September 30, 2011 from $2.1 million at December 31, 2010.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Total assets decreased $183.2 million, or 8.6%, from December 31, 2010 to close at $1.94 billion as of September 30, 2011.  Loans decreased by $266.2 million, or 15.7%, as management continued to emphasize balance sheet stabilization and credit quality and demand from qualified borrowers remain slow.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  As a result, the latter asset category increased $24.9 million, or 33.0%, for the first nine months ended September 30, 2011.  Available-for-sale securities increased by $39.5 million for the first nine months ended September 30, 2011.  At the same time, net cash equivalents increased despite a general balance sheet deleveraging.

The core deposit and other intangible assets related to the Heritage Bank acquisition in February 2008 were $8.9 million at acquisition as compared to $4.8 million as of September 30, 2011.  Management performed an annual review of the core deposit and other intangible assets as of December 31, 2010.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of September 30, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.42 billion as of September 30, 2011, a decrease of $266.2 million from $1.69 billion as of December 31, 2010.  The decrease was primarily attributable to the continued declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $24.0 million in the first nine months of 2011.  See the Provision for Loan Loss and Other Troubled Loans sections in the Management Discussion and Analysis of Financial Condition for additional detail on the Allowance for Loan Losses for the period of December 31, 2010, through September 30, 2011.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $90.5 million, $51.6 million and $67.7 million, or 11.0%, 39.8% and 12.1%, respectively.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect the Midwest region in particular and financial markets generally, and real estate related activity, including valuations and transactions, continue to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 91.2% of the portfolio as of September 30, 2011 compared to 89.2% of the portfolio as of December 31, 2010.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.  Commercial and consumer loans also decreased $42.0 million, or 28.1%, and $762,000, or 15.4%, respectively, from December 31, 2010 to September 30, 2011.  Almost all of these decreases were attributable to decreased demand from qualified borrowers.

Securities

Securities available-for-sale totaled $188.2 million as of September 30, 2011, an increase of $39.5 million, or 26.6%, from $148.6 million as of December 31, 2010.  Management utilized otherwise available liquid funds to accomplish this increase.  The largest category increase was in Corporate bonds with smaller increases in the, Asset-backed securities and United States government agency mortgage-backed issuances.  Corporate bonds, increased $16.6 million, whereas the other two types increased $13.4 million, and $12.8 million, respectively, in the first nine months of 2011.

The net unrealized losses, net of deferred tax benefit, in the portfolio decreased by $23,000 from $3.1 million as of December 31, 2010 to $3.1 million as of September 30, 2011.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits decreased $180.5 million, or 9.5%, during the nine months ended September 30, 2011, to $1.73 billion.  The deposit segments that declined the most in this period were time certificates of deposits, which declined $151.9 million, or 19.1%, followed by NOW and money markets, which in the aggregate decreased $56.5 million, or 9.4%.  At the same time, noninterest bearing demand deposits increased by $16.3 million, or 4.9% and interest bearing savings increased by $11.6 million, or 6.4%.  The decrease in time deposits occurred primarily due to management’s pricing strategy enabling customers with a core deposit relationship at the Bank to receive a higher rate on time deposits while lowering other rates to current general market levels.  NOW accounts decreased by $46.1 million, from $304.3 million to $258.2 million, during the nine months ended September 30, 2011, and money market accounts decreased $10.5 million from $297.7 million to $287.2 million during the same time period, while savings deposits increased by $11.6 million, or 6.4%.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.31% in the first nine months of 2010 to 1.13%, or 18 basis points, in the first nine months of 2011.  Similarly, the average total cost of interest bearing liabilities decreased 10 basis points from 1.49% in the first nine months of 2010 to 1.39% in the first nine months of 2011.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010 and September 30, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

The Company increased its securities sold under repurchase agreements $613,000 or 30.4% during the first nine months of 2011.  The Company also increased its other short-term borrowings $174,000, or 4.2%, from December 31, 2010.  This increase is related to Treasury Tax & Loan (TT&L) deposits.  The Bank is a TT&L depository for the FRB.  The Company is allowed to hold these deposits for the FRB until they are called.

Capital

As of September 30, 2011, total stockholders’ equity was $78.3 million, which was a decrease of $5.7 million, or 6.8%, from $84.0 million as of December 31, 2010.  This decrease was primarily attributable to the net loss from operations in the first nine months of 2011.  Also as of September 30, 2011, the Company’s regulatory ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 leverage increased to 12.37%, 6.39%, and 5.18%, respectively, compared to 11.46%, 6.09%, and 4.74%, respectively, at December 31, 2010.  The Company, on a consolidated basis, exceeds the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at September 30, 2011.

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

As of September 30, 2011, the Bank complied with the capital ratios specified in the Consent Order. The Bank’s ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 leverage increased to 12.98%, 11.70%, and 9.52%, respectively, compared to 11.63%, 10.34%, and 8.10%, at December 31, 2010.

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

As previously announced, the Company has elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $5.6 million at September 30, 2011.

The Company has also suspended quarterly cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued to the U.S. Department of the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividends have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated TARP preferred stock dividends totaled $4.2 million at September 30, 2011.

Under the terms of the subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the TARP preferred stock. Under the terms of the TARP preferred stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the TARP preferred stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors. The terms of the TARP preferred stock also prevent the Company from paying cash dividends on or repurchasing its common stock while TARP preferred stock dividends are in arrears.  Pursuant to the terms of the Written Agreement discussed above, the Company must seek regulatory approval prior to resuming payments on its subordinated debentures and TARP preferred stock.

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to 0.15% and 0.22%, respectively, at September 30, 2011 as compared to 0.40% and 0.52%, respectively, at December 31, 2010.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of September 30,		December 31,
	2011	2010	2010
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$78,278	$161,569	$83,958
Tier 1 adjustments:
Trust preferred securities	27,128	54,740	29,029
Cumulative other comprehensive loss	3,107	2,652	3,130
Disallowed intangible assets	(4,814)	(5,807)	(5,525)
Disallowed deferred tax assets	(2,175)	(66,739)	(2,064)
Other	(360)	(245)	(390)
Tier 1 capital	$101,164	$146,170	$108,138

Total capital
Tier 1 capital	$101,164	$146,170	$108,138
Tier 2 additions:
Allowable portion of allowance for loan losses	20,288	24,453	22,875
Additional trust preferred securities disallowed for tier 1 captial	29,497	1,886	27,596
Subordinated debt	45,000	45,000	45,000
Other Tier 2 capital components	(7)	(8)	(7)
Total capital	$195,942	$217,501	$203,602

Tangible common equity
Total stockholders’ equity	$78,278	$161,569	$83,958
Less: Preferred equity	70,622	69,695	69,921
Intangible assets	4,814	5,807	5,525
Tangible common equity	$2,842	$86,067	$8,512

Tier 1 common equity
Tangible common equity	$2,842	$86,067	$8,512
Tier 1 adjustments:
Cumulative other comprehensive loss	3,107	2,652	3,130
Other	(2,535)	(66,984)	(2,454)
Tier 1 common equity	$3,414	$21,735	$9,188

Tangible assets
Total assets	$1,940,704	$2,297,904	$2,123,921
Less:
Intangible assets	4,814	5,807	5,525
Tangible assets	$1,935,890	$2,292,097	$2,118,396

Total risk-weighted assets
On balance sheet	$1,533,543	$1,840,794	$1,723,519
Off balance sheet	49,902	71,727	53,051
Total risk-weighted assets	$1,583,445	$1,912,521	$1,776,570

Average assets
Total average assets for leverage	$1,952,565	$2,319,257	$2,281,579

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

	(unaudited)		(unaudited)
	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Core earnings
Pretax loss	$(1,390)	$(1,224)	$(3,497)	$(55,184)
Excluding impact of:
Other real estate owned, net of income	3,996	4,726	13,148	16,541
Provision for loan losses	3,000	11,825	7,500	75,668
Death benefit realized on bank owned life insurance	—	(938)	—	(938)
Litigation related income	—	(2,645)	—	(2,645)
Core Earnings	$5,606	$11,744	$17,151	$33,442

Earnings per core diluted share
Average diluted number of shares	14,217,216	14,028,832	14,222,392	14,085,198
Core diluted earnings per share	$0.39	$0.84	$1.21	$2.37

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors and tests borrowing capacity as part of its liquidity management process.

Net cash inflows from operating activities were $20.7 million during the first nine months of 2011, compared with net cash inflows of $53.0 million in the same period in 2010.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first nine months 2011 and 2010.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for 2011 versus an inflow for 2010.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash inflows from investing activities were $169.0 million in the first nine months of 2011, compared to $206.6 million in the same period in 2010.  In 2011, securities transactions accounted for a net outflow of $39.2 million, and net principal received on loans accounted for net inflows of $181.9 million.  Proceeds from sales of OREO accounted for $29.7 million and $14.3 million in investing cash inflows for the first nine months of 2011 and 2010 respectively.  Investing cash outflows for improvements in OREO were $2.6 million in the first nine months of 2011 as compared to $40,000 in the same period in 2010.

Net cash outflows from financing activities in the first nine months of 2011, were $179.8 million compared with $269.5 million in the first nine months of 2010.  Consistent with the Company’s previously disclosed deposit strategy, a financing outflow continued in the first nine months of 2011 for a net deposit outflow of $180.5 million compared to a net deposit outflow of $203.7 million in the first nine months of 2010.  Other short term borrowings had a net cash inflow of $174,000 in the first nine months of 2011, whereas the first nine months of 2010 had a significant cash outflow in other short-term borrowings of $50.6 million, which primarily consisted of matured Federal Home Loan Bank advances.  Changes in securities sold under repurchase agreements accounted for $613,000 in net inflows and $12.1 million in net outflows, respectively, in the first nine months of 2011 and 2010.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures at September 30, 2011, and December 31, 2010, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  The Company’s earnings at risk exposure at September 31, 2011, versus that at December 31, 2010, was largely unchanged, with slightly greater rising rate benefit in the scenarios with rate increases of 1% or more.  Federal Funds rates and the Bank’s prime rate were stable throughout 2010 and the first nine months of 2011 at 0.25% and 3.25%, respectively.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time period.

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
September 30, 2011
Dollar change	N/A	N/A	$(913)	$823	$1,722	$3,723
Percent change	N/A	N/A	-1.6%	+1.4%	+3.0%	+6.4%

December 31, 2010
Dollar change	N/A	N/A	$202	$500	$981	$2,087
Percent change	N/A	N/A	+0.3%	+0.7%	+1.4%	+3.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e)

promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). On June 21, 2011, the complaint was amended to add a second lead plaintiff, also a former Old Second employee.  The complaint seeks equitable and as-of-yet unquantified monetary relief.  The court granted class certification as to one named plaintiff, but denied it as to the second.  Discovery on the merits of the case has begun; completion of this phase has been scheduled by the judge for February 8, 2012.  The Company believes that it, its affiliates, and its officers and employees have acted and continue to act in compliance with ERISA law with respect to these matters and has moved the court to dismiss all claims; no ruling has yet been issued on the motion to dismiss. The Company intends to vigorously defend against the allegations of the complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Removed and Reserved

None

Item 5.             Other Information

None

Item 6.  Exhibits

Exhibits:

10.1

Written Agreement by and between Old Second Bancorp, Inc. and the Federal Reserve Bank of Chicago, dated July 22, 2011 (incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by Old Second Bancorp, Inc. on August 9, 2011).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DATE: November 9, 2011