Form 10-K
period 2011-12-31
OLD SECOND BANCORP INC
filed 2012-03-15
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.3 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 14,084,328 at March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

•                  Station II, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in August 2008 but not activated until February 2010, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  Station III, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in February 2011 but not activated until January 2012, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  Station IV, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in February 2011 but not yet activated, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  River Street Advisors, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in May 2010 to provide investment advisory/management services.

Inter-company transactions and balances are eliminated in consolidation.  The Company provided financial services through its 27 banking locations that are located throughout the Chicago metropolitan area.  These locations included retail offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois as of December 31, 2011.  The Company expanded its franchise into Cook County and the traditionally higher growth markets of the south Chicago suburbs by adding additional retail locations through acquisition in February 2008.

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

Market Area

The Bank is the principal operating subsidiary of the Company.  The Bank’s primary market area is Aurora, Illinois, its surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking offices in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  Based upon the most recent 2010 U.S. census estimates, these 6 counties together represent a market of more than 2.4 million people.  Likewise, the City of Aurora has a reported population of 197,889 residents per 2010 U.S. census data.  Aurora is the second largest city in the State of Illinois and is located primarily in Kane County but also areas of DuPage, Will and Kendall counties.  Aurora has also experienced heavy growth as its population increased approximately 38% from the 2000 to 2010, according to U.S. census data.

Lending Activities

In 2009, the Company received an investment from the U.S. Department of Treasury (the “Treasury”) through the Capital Purchase Program.  While the Company remains committed to using these funds to enable the Bank to continue to make loans to qualified borrowers in its market area, management of capital and existing asset quality was emphasized over generating loan growth throughout 2011.  In addition, management intends to make future reductions to portfolio concentrations in real estate in keeping with the requirements of the Consent Order between the Bank and the Office of the Comptroller of the Currency (the “OCC”) as described in the “Supervision and Regulation” section and provided in Note 19 “Regulatory & Capital Matters” to the Consolidated Financial Statements.  In 2011, the Bank originated approximately $304.3 million in loans, which included residential mortgage loans of just over $226.0 million that were subsequently sold to investors.

General.  The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2011, residential mortgages made up approximately 35% of its loan portfolio, commercial real estate loans comprised approximately 51%, construction lending comprised approximately 5%, general commercial loans comprised approximately 8%, and consumer and other lending comprised slightly over 1%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides, or his property is located, in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of its credit services throughout its market area, including low- and moderate-income areas.

Commercial Loans.  As noted above, the Bank is an active commercial lender, primarily located west and south of the Chicago metropolitan area and but also active in other parts of the metropolitan area.  The areas of emphasis include loans to wholesalers, manufacturers, business services companies, professionals, and retailers.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for one year and have floating rates.  Commercial term loans range principally from one to eight years with the majority falling in the one to five year range.  Interest rates are primarily fixed although some have interest rates that change based on the Prime Rate or LIBOR.  There was relatively no change in the percentage of the portfolio attributed to commercial loans in 2011.  While management would like to continue to diversify the loan portfolio, overall demand for working capital and equipment financing continued to be muted in our primary market area in 2011.  Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentrations in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2011, approximately $340.1 million, or 48.3%, of the total commercial real estate loan portfolio of $704.5 million was to owner occupied borrowers.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties, and repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  With the exception of owner-occupied, multi-family apartments and select investor properties (including medical related) the Bank is not focused on initiating new commercial real estate loans at this time.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with the borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  The Bank is not actively seeking construction loans at this time, with the exception of existing borrows whose businesses are expanding.  Construction lending is very limited in the current economic environment, as such loans in this category decreased from $129.6 million at December 31, 2010 to $71.4 million at December 31, 2011.  The Bank uses underwriting and construction loan guidelines for financing where reputable contractors are involved.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to our local market area and construction lending is typically based upon cost supplemented by information based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project, and identification of a cash flow source to service the permanent loan, or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Construction development loans involve additional risks and the Bank is not actively seeking any new development loans at this time because of the ongoing economic environment.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should a sustained shift occur in the local demand for housing as has occurred in conjunction with recent economic conditions.  The Bank addresses these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending.

Activity in this sector slowed considerably with the downward economic trends in real estate and other markets that the Company and the U.S. economy have experienced since 2008.  Very few construction loans were made in 2010 and 2011 compared to prior years due to the unfavorable economic environment for new home sales.  With the current rates of unemployment and downward valuations in this and other real estate sectors, the Company anticipates that both demand and lending activity will continue to be flat in 2012.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to the Federal National Mortgage Association (“FNMA”), several large financial institutions, and to other investors and periodically retains servicing rights for sold mortgages.  Management believes that selling of mortgage servicing can provide the Company with a relatively steady source of income.  The periodic retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.  Home equity lending has continued to slow in the past year but is still a significant portion of the Bank’s business.

Consumer Loans.  The Bank also provides many types of consumer loans including motor vehicle, home improvement, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

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

The Bank is subject to vigorous competition from other financial institutions in the market.  The Bank operated 27 branches in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage, and southwestern Cook County as of December 31, 2011.  As of June 30, 2011, the Bank was the deposit market leader in Kane and Kendall counties where it has a concentrated number of branches, where it faced competition from over 214 branches representing 43 different FDIC financial institutions per June 30, 2011 FDIC share of deposit data.  The Bank’s branches in the remaining counties face many of these same competitors as well as competition from other non-FDIC insured credit unions and financial service firms.  Competition for residential mortgage lending also includes a number of mortgage brokerage operations as well as traditional banks, thrifts and credit unions.  The Bank’s wealth management division includes traditional trust services as well as investment advisory, brokerage, and employee benefit administration services.  This diverse array of products and services allows us to compete against other larger banks as well as specialized brokerage companies.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services without having a physical presence in our market.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2011, the Company employed 492 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company’s employees are covered by a collective bargaining agreement with the Company.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “Bureau”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time.  Management of the Company and Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis.  Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

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

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2011, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under “— The Bank — Enforcement Actions,” the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2011, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  Basel III would requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer).  The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

In July 2011, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (the “Reserve Bank”) designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the Reserve Bank, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the Reserve Bank.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the OCC Consent Order, as described below.

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

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions were required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in the Compensation Discussion and Analysis section in the Company’s proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on January 16, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 73,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and (ii) a warrant to purchase 815,339 shares of the Company’s common stock for an aggregate purchase price of $73.0 million in cash.  The Company’s federal regulators, as well as the Treasury’s Office of the Inspector General, maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividends.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”).  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Given recent developments concerning the Bank described further below, through the Written Agreement, the Federal Reserve has restricted the payment of dividends without its expression of no supervisory objection.

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

Enforcement Actions.  On October 20, 2009, the Bank entered into a Memorandum of Understanding (“MOU”) with the OCC, in which the Bank agreed, among other things, to: (i) implement a variety of programs and policies to reduce its level of credit risk, including a policy to address certain concentrations of credit; and (ii) limit its amount of brokered deposits to 4.50% of total deposits, unless the prior written consent of the OCC is granted to exceed such level.  The MOU was replaced with an OCC Consent Order signed May 16, 2011.  The Consent Order required the Bank to maintain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  Specifically, the Bank’s board of directors agreed to achieve a minimum Tier 1 capital to total assets ratio of 8.75% and a minimum total capital to total risk-weighted assets ratio of 11.25% by December 31, 2009, and to maintain such minimum ratios thereafter.  At December 31, 2011 the Bank exceeded the agreed upon capital ratios.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

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

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012.  This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits.  A rate reduction to .0068% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2011, the Bank paid supervisory assessments to the OCC totaling $697,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable OCC guidelines as of December 31, 2011.  Under the Written Agreement the payment of dividends by the Company needs a notice of no supervision objection from the Federal Reserve and the Bank requires prior approval by the OCC in connection to the Consent Order.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates”.  The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

As described in further detail above, the Bank is currently subject to a Consent Order with the OCC pursuant to which it has agreed to implement a variety of programs and policies to reduce its level of credit risk.  In addition, the Bank agreed to maintain certain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  See “- Enforcement Actions” for further detail.

Branching Authority.  National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.  Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion.  However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

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

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts):  For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business.  Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the new Bureau of Consumer Financial Protection commenced operations to supervise and enforce consumer protection laws.  The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Bureau has examination and enforcement authority over providers with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

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

Foreclosure and Loan Modifications.  Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.  The Bank cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Bank’s business.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers: Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo.  Every state except Oklahoma signed on to the settlement.  The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government.  The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans).  State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

GUIDE 3 STATISTICAL DATA REQUIREMENTS

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Part II Items 7 and 8.  All dollars in the tables are expressed in thousands.

I.                       Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2011, 2010 and 2009

	2011			2010			2009
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$92,830	$230	0.24%	$64,894	$156	0.24%	$16,928	$39	0.23%
Federal funds sold	533	1	0.19	2,009	3	0.15	15,060	17	0.11
Securities:
Taxable	161,986	3,989	2.46	154,485	4,766	3.09	193,952	8,526	4.40
Non-taxable (tax equivalent)	13,220	749	5.67	45,435	2,761	6.08	135,644	8,046	5.93
Total securities	175,206	4,738	2.70	199,920	7,527	3.77	329,596	16,572	5.03
Dividends from FRB and FHLB stock	13,963	290	2.08	13,467	251	1.86	13,044	225	1.72
Loans and loans held-for-sale (1)	1,535,054	80,513	5.17	1,909,064	99,791	5.16	2,224,759	118,818	5.27
Total interest earning assets	1,817,586	85,772	4.66	2,189,354	107,728	4.86	2,599,387	135,671	5.16
Cash and due from banks	27,402	—	—	37,670	—	—	42,935	—	—
Allowance for loan losses	(69,471)	—	—	(74,487)	—	—	(57,976)	—	—
Other noninterest-bearing assets	239,947	—	—	273,819	—	—	228,875	—	—
Total assets	$2,015,464			$2,426,356			$2,813,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$264,470	$422	0.16	$402,954	$1,125	0.28	$361,806	$1,287	0.36
Money market accounts	295,212	835	0.28	356,627	2,243	0.63	439,325	4,334	0.99
Savings accounts	191,857	322	0.17	185,175	699	0.38	152,671	838	0.55
Time deposits	701,189	14,478	2.06	840,647	18,795	2.24	1,092,598	32,886	3.01
Total interest bearing deposits	1,452,728	16,057	1.11	1,785,403	22,862	1.28	2,046,400	39,345	1.92
Securities sold under repurchase agreements	1,957	1	0.05	14,883	28	0.19	29,782	140	0.47
Federal funds purchased	—	—	—	—	—	—	15,938	78	0.48
Other short-term borrowings	2,742	—	—	5,095	18	0.35	44,734	296	0.65
Junior subordinated debentures	58,378	4,577	7.84	58,378	4,309	7.38	58,378	4,287	7.34
Subordinated debt	45,000	822	1.80	45,000	838	1.84	45,000	1,245	2.73
Notes payable and other borrowings	500	16	3.16	500	13	2.56	4,966	122	2.42
Total interest bearing liabilities	1,561,305	21,473	1.37	1,909,259	28,068	1.47	2,245,198	45,513	2.03
Noninterest bearing deposits	354,196	—	—	322,480	—	—	314,436	—	—
Accrued interest and other liabilities	20,238	—	—	18,767	—	—	18,682	—	—
Stockholders’ equity	79,725	—	—	175,850	—	—	234,905	—	—
Total liabilities and stockholders’ equity	$2,015,464			$2,426,356			$2,813,221
Net interest income (tax equivalent)		$64,299			$79,660			$90,158
Net interest income (tax equivalent) to total earning assets			3.54%			3.64%			3.47%
Interest bearing liabilities to earnings assets	85.90%			87.21%			86.37%

(1)

Interest income from loans is shown tax equivalent as discussed below and includes fees of $2,194,000, $2,546,000 and $3,329,000 for 2011, 2010 and 2009, respectively. Nonaccrual loans are included in the above stated average balances.

Notes: For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets. The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2011	2010	2009
Interest income (GAAP)	$85,423	$106,681	$132,650
Taxable equivalent adjustment - loans	87	81	205
Taxable equivalent adjustment - securities	262	966	2,816
Interest income (TE)	85,772	107,728	135,671
Less: interest expense (GAAP)	21,473	28,068	45,513
Net interest income (TE)	$64,299	$79,660	$90,158
Net interest income (GAAP)	$63,950	$78,613	$87,137
Net interest income to total interest earning assets	3.52%	3.59%	3.35%
Net interest income to total interest earning assets (TE)	3.54%	3.64%	3.47%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities.  The changes in interest due to both volume and rate have been allocated proportionately to the change due to balance and due to rate.  Interest income is measured on a tax-equivalent basis using a 35% rate as per the note to the analysis of averages balance table on the preceding page.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$69	$5	$74	$115	$2	$117
Federal funds sold	(3)	1	(2)	(22)	8	(14)
Securities:
Taxable	246	(1,023)	(777)	(1,525)	(2,235)	(3,760)
Tax-exempt	(1,837)	(175)	(2,012)	(5,487)	202	(5,285)
Dividends from FRB and FHLB Stock	10	29	39	7	19	26
Loans and loans held-for-sale	(19,618)	340	(19,278)	(16,549)	(2,478)	(19,027)
TOTAL EARNING ASSETS	(21,133)	(823)	(21,956)	(23,461)	(4,482)	(27,943)

INTEREST BEARING LIABILITIES/INTEREST EXPENSE
NOW accounts	(313)	(390)	(703)	182	(344)	(162)
Money market accounts	(336)	(1,072)	(1,408)	(715)	(1,376)	(2,091)
Savings accounts	26	(403)	(377)	298	(437)	(139)
Time deposits	(2,955)	(1,362)	(4,317)	(6,661)	(7,430)	(14,091)
Securities sold under repurchase agreements	(15)	(12)	(27)	(51)	(61)	(112)
Federal funds purchased	—	—	—	(39)	(39)	(78)
Other short-term borrowings	(6)	(12)	(18)	(182)	(96)	(278)
Junior subordinated debentures	—	268	268	—	22	22
Subordinated debt	—	(16)	(16)	—	(407)	(407)
Notes payable and other borrowings	—	3	3	(117)	8	(109)
INTEREST BEARING LIABILITIES	(3,599)	(2,996)	(6,595)	(7,285)	(10,160)	(17,445)
NET INTEREST INCOME	$(17,534)	$2,173	$(15,361)	$(16,176)	$5,678	$(10,498)

II.                                   Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury	$1,501	$1,524	$1,501	$1,521	$1,499	$1,523
U.S. government agencies	43,112	43,398	37,810	37,426	84,265	84,452
U.S. government agency mortgage-backed	152,473	154,007	75,257	76,731	41,175	42,800
States and political subdivisions	12,152	13,809	17,538	17,854	81,801	83,338
Corporate bonds	32,357	31,389	—	—	—	—
Collateralized mortgage obligations	25,616	25,122	3,817	3,996	22,246	23,151
Asset-backed securities	28,755	28,341	—	—	—	—
Collateralized debt obligations	17,892	9,974	17,869	11,073	17,834	10,883
Equity securities	—	—	49	46	99	94
	$313,858	$307,564	$153,841	$148,647	$248,919	$246,241

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which are not backed by the full faith and credit of the United States government.

SECURITIES AVAILABLE FOR SALE MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2011:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$—	—	$1,524	1.34%	$—	0.00%	$—	—	$1,524	1.34%
U.S. government agencies	—	—	25,297	1.92%	10,069	3.65%	8,032	4.77%	43,398	2.85%
States and political subdivisions	480	4.36%	2,168	4.51%	5,710	2.07%	5,451	4.40%	13,809	3.47%
Corporate bonds	—	—	31,389	2.34%	—	0.00%	—	—	31,389	2.34%
	480	4.36%	60,378	2.21%	15,779	3.13%	13,483	4.63%	90,120	2.72%
Mortgage-backed securities and collateralized mortgage obligations									179,129	1.96%
Asset-backed securities									28,341	1.68%
Collateralized debt obligations									9,974	1.80%
	$480	4.36%	$60,378	2.21%	$15,779	3.13%	$13,483	4.63%	$307,564	2.14%

As of December 31, 2011, net unrealized losses of $6,294,000, offset by deferred income taxes of $2,592,000, resulted in a decrease in equity capital of $3,702,000.  As of December 31, 2010, net unrealized losses of $5,194,000, offset by deferred income taxes of $2,064,000, resulted in a decrease in equity capital of $3,130,000.  At December 31, 2011, the fair value of the collateralized debt obligations held totaling $10.0 million, as issued by Trapeza CDO XIII, Ltd, were greater than 10% of stockholders’ equity.  Additional detailed information related to these securities is provided in Part II, Item 8, Financial Statements and Supplementary Data —Note 3 of the Notes to the Consolidated Financial Statements.

III.                                 Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2011	2010	2009	2008	2007
Commercial	$98,241	$173,718	$206,779	$243,272	$196,392
Real estate - commercial	704,415	821,101	925,013	928,747	660,608
Real estate - construction	70,919	129,601	273,719	373,371	371,436
Real estate - residential	477,196	556,609	642,335	700,595	633,682
Installment	4,172	5,587	10,447	19,972	20,356
Overdraft	457	739	830	761	714
Lease Financing Receivables	2,087	2,774	3,703	4,396	7,922
Other	11,498	N/A	N/A	N/A	N/A
Gross loans	1,368,985	1,690,129	2,062,826	2,271,114	1,891,110
Allowance for loan losses	(51,997)	(76,308)	(64,540)	(41,271)	(16,835)
Loans, net	$1,316,988	$1,613,821	$1,998,286	$2,229,843	$1,874,275

The above loan total includes net unearned and deferred loan fees and costs.

Maturity and Rate Sensitivity Of Loans

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2011:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$56,209	$19,903	$15,853	$5,972	$304	$98,241
Real estate - commercial	183,457	377,109	83,109	41,350	19,390	704,415
Real estate - construction	44,516	23,409	827	64	2,103	70,919
Real estate - residential	52,112	95,289	74,258	25,636	229,901	477,196
Installment	618	1,759	1,751	44	—	4,172
Overdraft	457	—	—	—	—	457
Lease financing receivables	5	2,022	—	60	—	2,087
Other	6,135	3,343	1,220	800	—	11,498
Total	$343,509	$522,834	$177,018	$73,926	$251,698	$1,368,985

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 91.5% and 89.2% of the portfolio at December 31, 2011 and 2010, respectively.  The Company had no concentration of loans exceeding 10% of total loans, which were not otherwise disclosed as a category of loans at December 31, 2011.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2011	2010	2009	2008	2007
Nonaccrual loans	$126,786	$212,225	$174,978	$106,510	$5,346
Troubled debt restructured loans accruing interest	11,839	15,637	14,171	—	—
Loans past due 90 days or more and still accruing interest	318	1,013	561	2,119	625
Total nonperforming loans	138,943	228,875	189,710	108,629	5,971
Other real estate owned	93,290	75,613	40,200	15,212	—
Receivable from foreclosed loan participation	—	—	1,505	—	—
Receivable from swap terminations	—	3,520	—	—	—
Total nonperforming assets	$232,233	$308,008	$231,415	$123,841	$5,971

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest accrued in prior years but not collected is charged against the allowance for loan losses.  Interest income of approximately $1,784,000 and $4,382,000 was recorded during 2011 and 2010, respectively on loans in nonaccrual status at year-end.  Interest income, which would have been recognized during 2011 and 2010, had these loans been on an accrual basis throughout the year, was approximately $10,555,000 and $17,234,000, respectively.  As of December 31, 2011 and 2010, there were $5,351,000 and $10,689,000 respectively in restructured residential mortgage loans that were still accruing interest based upon their prior performance history.  Additionally, the nonaccrual loans above includes $16,189,000 and $23,175,000 in restructured loans for the period ending December 31, 2011 and 2010, respectively.

IV.                              Summary of Loan Loss Experience

Analysis of Allowance For Loan Losses

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2011	2010	2009	2008	2007
Average total loans (exclusive of loans held-for-sale)	$1,527,311	$1,900,604	$2,206,189	$2,181,675	$1,825,176

Allowance at beginning of year	76,308	64,540	41,271	16,835	16,193
Addition resulting from acquisition	—	—	—	3,039	—
Charge-offs:
Commercial	366	2,247	3,493	115	185
Real estate - commercial	19,576	29,665	4,148	1,277	51
Real estate - construction	10,430	39,321	60,173	6,146	—
Real estate - residential	10,229	13,216	6,238	1,420	16
Installment and other loans	568	560	926	426	817
Total charge-offs	41,169	85,009	74,978	9,384	1,069
Recoveries:
Commercial	173	320	22	202	286
Real estate - commercial	3,947	900	—	4	—
Real estate - construction	1,262	3,674	1,123	16	7
Real estate - residential	1,807	1,799	47	—	8
Installment and other loans	782	416	340	244	222
Total recoveries	7,971	7,109	1,532	466	523
Net charge-offs	33,198	77,900	73,446	8,918	546
Provision for loan losses	8,887	89,668	96,715	30,315	1,188
Allowance at end of year	$51,997	$76,308	$64,540	$41,271	$16,835

Net charge-offs to average loans	2.17%	4.10%	3.33%	0.41%	0.03%
Allowance at year end to average loans	3.40%	4.01%	2.93%	1.89%	0.92%

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

Allocation of the Allowance For Loan Losses

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2011		2010		2009		2008		2007
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$5,070	7.2%	$6,764	10.3%	$4,547	10.0%	$2,912	10.7%	$2,577	10.4%
Real estate - commercial	30,770	51.5%	42,242	48.5%	24,598	44.8%	13,741	40.9%	5,947	34.9%
Real estate - construction	7,937	5.2%	18,344	7.7%	29,895	13.3%	20,546	16.5%	5,403	19.7%
Real estate - residential	6,335	34.9%	6,999	33.0%	3,770	31.2%	2,365	30.8%	358	33.5%
Installment	884	0.3%	880	0.3%	703	0.5%	557	0.9%	1,067	1.1%
Lease financing receivables	—	0.1%	—	0.2%	—	0.2%	50	0.2%	—	0.4%
Unallocated	1,001	0.8%	1,079	—	1,027	—	1,100	—	1,483	—
Total	$51,997	100.0%	$76,308	100.0%	$64,540	100.0%	$41,271	100.0%	$16,835	100.0%

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

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled board of directors meetings of the Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as substandard assets include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  The Company’s loan policy definition of a problem loan is described in the management discussion and analysis of item 7, Management Discussion and Analysis of Financial Condition and Results of Operations under specific allocations.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

Management’s determination as to the classification of assets and the amount of estimated valuation allowances is subject to review by the OCC, the Bank’s primary regulator, which can also order the establishment of additional specific or general loss allowances.  There can be no assurance that regulators, in reviewing the loan portfolio, will not request us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly and makes changes as needed, and reports those results at meetings of our Audit Committee.  However, there can be no assurance that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

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

V.                                  Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2011:

3 months or less	$65,073
Over 3 months through 6 months	27,378
Over 6 months through 12 months	44,394
Over 12 months	90,108
$226,953

VI.                                Return on Equity and Assets

The following table presents selected financial ratios as of December 31, for the years indicated:

	2011	2010
Return on average total assets	(0.32)%	(4.48)%
Return on average equity	(8.15)%	(61.79)%
Average equity to average assets	3.96%	7.25%
Dividend payout ratio	0.00%	(0.25)%

VII.                         Short-Term Borrowings

There were no categories of short-term borrowings having an average balance greater than 30% of stockholders’ equity of the Company at the end of the year.

Item 1.A.  Risk Factors

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

The Company has incurred a net loss in the past and cannot ensure further losses will not be incurred.

The Company incurred a net loss of $6.5 million for 2011, as well as a net loss of $108.6 million for 2010 and $65.6 million for 2009.  In light of the persistent challenging economic environment and continuing depressed real estate markets, we cannot ensure we will not incur future losses.  Any future losses may affect our ability to meet our expenses or raise additional capital, and may delay the time in which we can resume dividend payments on our common and preferred stock as well as distributions on our trust preferred securities.  Furthermore, any future losses would likely cause a decline in our holding company regulatory capital ratios, which could materially and adversely affect our financial condition, liquidity and results of operations.

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

As previously disclosed, in 2009 the Bank entered into a Memorandum of Understanding with the OCC in which the Bank agreed with the OCC to maintain regulatory capital ratios at levels in excess of the general minimums required to be considered “well capitalized” under applicable OCC regulations.  Specifically, the Bank’s board of directors agreed to meet by December 31, 2009, and thereafter maintain, a Tier 1 leverage ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank achieved these heightened regulatory capital ratios by December 31, 2009 and remained in compliance with them through March 31, 2010 after which we fell out of compliance during 2010.  As of the May 2011 Consent Order with the OCC, which replaced the Memorandum of Understanding, the Bank agreed to maintain the same capital ratios.  The Bank was in compliance with the heightened capital requirements required by the OCC as of December 31, 2011.  However, if the Bank fails to be in full compliance with the agreed-upon capital ratios in the future, the OCC may take additional regulatory enforcement actions.  Any such actions could affect customer confidence, our costs of funds, our FDIC insurance costs, our ability to pay dividends on common and preferred stock, to make distributions on our trust preferred securities, and our ability to grow.  As a result, our business, results of operations and financial condition may be adversely affected.

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

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity.  Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities.  Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Reserve Bank and the FHLB.  Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that affect us directly, such as our overall financial performance, the overall perception of the Company’s and the Bank’s ability to return to profitability and restrictions imposed upon us by the regulators, as well as by general factors, such as further disruptions in the economy and financial markets, both domestic and international, or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2011, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and our nonperforming assets (which include nonperforming loans plus other real estate owned and receivable from swap terminations) are reflected in the table below (in millions):

	12/31/2010	12/31/2011	% Change
Nonperforming loans	$228.9	$138.9	(39.3)%
OREO	75.6	93.3	23.4%
Receivable from swap terminations	3.5	—	(100.0)%
Nonperforming assets	$308.0	$232.2	(24.6)%

Our nonperforming assets adversely affect our net income in various ways.  For example, we do not record interest income on nonaccrual loans and other real estate owned has expenses in excess of lease revenues collected, thereby adversely affecting our income and returns on assets and equity.  Our loan administration costs also increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss.  These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  While we have made progress, there is no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.

In the past we have been the subject of news reports discussing our financial situation, and we cannot assure that we may not be subject to negative publicity in the future.  These reports may have a negative impact on our business.  For example, even though our deposits are insured by the FDIC, current customers may choose to withdraw their deposits or potential customers may choose to do business elsewhere.  In addition, we may find that our service providers will be reluctant to commit to long-term projects with us.

We have deferred interest payments on our junior subordinated debentures and dividends on the Series B Preferred Stock, and the failure to resume payments may adversely affect the Company and the stockholders.

In the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (the “Trust Preferred Securities”).  Because of the deferral on the junior subordinated debentures, the trusts have deferred regularly scheduled dividends on the Trust Preferred Securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $6.8 million at December 31, 2011.

The Company has also suspended quarterly cash dividends on its Series B Preferred Stock, issued to the U.S. Treasury in connection with the Company’s participation in the TARP Capital Purchase Program.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue.  The dividends have been deferred since November 15, 2010, and the accumulated Series B Preferred Stock dividends totaled $5.2 million at December 31, 2011.

The Company is allowed to defer payments of interest for 20 quarterly periods on the junior subordinated debentures without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock.  In February, 2012, the Company did not pay the required dividend to Treasury for the sixth time and as a result, the Treasury has the right to appoint two representatives to the Company’s board of directors.  The Treasury has indicated that it intends to appoint two representatives and, until such appointments are made, Treasury has sent an observer to the Company’s board of directors.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while Series B Preferred Stock dividends are in arrears.

The holders of our debt have rights that are senior to those of our stockholders.

We currently have a $45.5 million credit facility with a correspondent lender, which includes $45.0 million of subordinated debt and $500,000 in term debt.  As of December 31, 2011, the entire $45.5 million of principal was outstanding.  The term debt and subordinated debt matures on March 31, 2018.  The senior debt is secured by all of the capital stock of the Bank.  At December 31, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement, which constitutes an event of default.  In addition, as of December 31, 2011, we also had $58.4 million in junior subordinated debentures related to the Trust Preferred Securities.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent the trusts have funds available for such obligations.

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

In January 2009, we issued and sold 73,000 shares of our Series B Preferred Stock, which ranks senior to our common stock in the payment of dividends and on liquidation, to the Treasury (together with the warrant to acquire 815,339 shares of our common stock) for $73.0 million.  In the event of our bankruptcy, dissolution, or liquidation, the holders of the Series B Preferred Stock will receive distributions of our available assets prior to the holders of our common stock but after the holders of our senior debt, subordinated debt and junior subordinated debentures.

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, including construction loans, which involve risks specific to real estate values and the real estate and mortgage markets in general, all of which have been experiencing significant weakness.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we are located in areas that have seen rapid growth over the past decade, real estate lending (including commercial, construction and residential) is a significant portion of our loan portfolio, with these three categories constituting $1.25 billion, or approximately 91.5% of our total loan portfolio, as of December 31, 2011.  Specifically, as of December 31, 2011, commercial real estate loans comprised approximately 51.5% of our total loan portfolio, real estate construction loans comprised approximately 5.2% and residential real estate loans comprised approximately 34.9%.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.  Additionally, if the loans are not repaid according to their terms, we may not be able to realize the amount of security that we anticipated at the time of originating the loan.

The effects of ongoing real estate challenges, combined with the ongoing correction in commercial and residential real estate market prices and reduced levels of home sales, have adversely affected our real estate loan portfolio and have the potential to further adversely affect such portfolio in several ways, each of which could further adversely affect our operating results and/or financial condition.  First, as noted above, approximately 5.2% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers.  A continuation of the significantly lower demand for properties constructed by home builders and developers could result in additional delinquencies and charge-offs in future periods on loans made to such borrowers.  Second, the current market environment has caused, and continues to cause, a significantly lower demand for residential real estate loans, which constitute a significant part of our overall portfolio.  This continued lack of demand in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

The trading price of our common stock is volatile, has declined substantially over the past three years and may decline in the future.

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

•                  any future issuances of our common stock, which may be necessary to raise additional capital; and

•                  changes in global financial markets and economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

In addition, the NASDAQ Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ.  Broad market and industry factors may negatively affect the trading price of our common stock, regardless of actual operating performance.  To the extent that the price of our common stock remains low or declines further, our ability to raise funds through the issuance of equity or otherwise will be reduced and our stockholders may experience a significant loss in their investment in our common stock.

Current and future litigation against us could be costly and time-consuming to defend and may have a material adverse effect on our financial condition and results of operation.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees.  Claims may also be asserted by or on behalf of a variety of other parties, including government agencies or our stockholders, particularly in light of the substantial decline in the price of our common stock since 2008.  For example, on February 17, 2011, a stockholder class action complaint was filed against us by a former employee alleging that there were breaches of fiduciary duties and disclosure requirements under the Employee Retirement Income Security Act of 1974 with respect to our Employees’ 401(k) Savings Plan and Trust.  The class action complaint was amended on June 21, 2011, to add a second lead plaintiff, also a former employee.  The complaint, as amended, seeks equitable and as-of-yet unquantified monetary relief.  The parties have agreed to enter mediation and on January 27, 2012.  Bank counsel proposed three mediators to plaintiffs’ counsel.  The parties are currently scheduling the mediation.  It is possible that additional lawsuits will be filed based on the decline in the trading price of our stock naming the Company, and its directors and officers, as defendants.  For additional information regarding this litigation, see Part I, Item 3 of this Form 10-K.

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

If we do not effectively manage our credit risks, we may experience increased levels of non-performing loans, charge offs and delinquencies, which could require further increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions.  We attempt to mitigate our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks.  Should the economic climate fail to meaningfully improve, borrowers may experience difficulty repaying their obligations to the Bank, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified.  Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas.  The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

At December 31, 2011, our allowance for loan losses as a percentage of total loans was 3.8% and as a percentage of total nonperforming loans was approximately 37.4%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment in the Bank’s market areas and the continued stress on real estate valuations, there is no guarantee that we will not be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses either due to management’s decision to do so or requirements by the regulators, particularly if economic conditions worsen beyond what management currently expects. Additional provisions for the allowance for loan losses and actual loan losses may adversely affect our business, financial condition, and results of operations.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans were $98.2 million, or approximately 7.2% of our total loan portfolio, as of December 31, 2011.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory, equipment and real estate.  Credit support is provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 5.2% of our total loan portfolio at December 31, 2011, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

If we fail to maintain a minimum stock price, we risk being delisted from trading on the NASDAQ Global Select Market.  Any such delisting could limit investors’ ability to effect transactions in our common stock and impair our ability to raise additional capital in the future.

Our common stock has declined significantly in recent years, particularly since early 2008.  The last reported closing sale price of our shares on March 12, 2012 was $1.17 per share.  Under NASDAQ’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may notify us that it intends to delist our common stock from the NASDAQ Global Select Market.  If the closing bid price of our common stock falls below the minimum for 30 consecutive days, NASDAQ may delist our common stock from trading on certain of its markets.  If our stock were delisted, the ability of our stockholders to sell any of their shares of our common stock could be severely, if not completely, limited, causing our stock price to continue to decline.  Additionally, if our common stock is not listed on an exchange, such as NASDAQ, our ability to raise additional capital through the sale of common stock could be significantly hampered.

Our future success is dependent on having an effective management team, which may be impacted by our profitability, the trading price of our common stock, our current regulatory status and our participation in the TARP Capital Purchase Program.

Our ability to attract and retain management and key personnel may affect our earnings and our ability to return to profitability.  It is critical to be able to retain and attract qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas and the industry to implement our community-based operating strategy and to return the Company to profitability.  As a result of the Bank having entered into the OCC Consent Order, we are subject to certain other limitations regarding compensation and bonus payments to employees.  Additionally, certain regulations, including the American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009, include extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which the Treasury holds any of our securities that were issued under the TARP Capital Purchase Program.  Many of the restrictions are not limited to our senior executives and could cover other employees whose contributions to our performance are significant.  The limitations, in addition to the current low trading price of our common stock and our lack of profitability over the past several years, may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  An unexpected loss of services of any key management personnel or the inability to recruit and retain qualified personnel could have an adverse effect on our business, results of operations and financial condition.

Difficult market conditions have affected us and the financial industry and may continue to adversely affect us in the future.

Dramatic declines in the housing market over the past few years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States.  General downward economic trends, reduced availability of commercial credit and historically elevated unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other.  These conditions have led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity.  Financial institutions have also generally experienced decreased borrowings.  The resulting economic pressure on consumers and has adversely affected our industry and may adversely affect our business, results of operations and financial condition.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•                  Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.

•                  The models we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how such economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the models.

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

•                  The value of the portfolio of investment securities that we hold may be adversely affected.

•                  We expect to face increased regulation of our industry especially as a result of increased rule making called for by the Dodd-Frank Act, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•                  Customer demand for loans secured by real estate could continue to be weak or even be reduced due to the continuing economic conditions and a lack of meaningful improvement.

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

Our business is concentrated in and dependent upon the welfare of several counties in Illinois and the State of Illinois.

Our primary market area is Aurora, Illinois, and its surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook Counties in Illinois, and, as a result, our financial condition, results of operations and cash flows are subject to changes and fluctuations in the economic conditions in those areas.  We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois, and surrounding communities.  The Bank offers banking services for retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Lisle, Joliet, Yorkville, Plano, Wasco, DeKalb, Ottawa, Oswego, Sycamore, New Lenox, Frankfort, and Chicago Heights communities and surrounding areas.  The Bank also offers complete trust investment management and other fiduciary services and, through a registered broker/dealer, provides stocks, bonds, securities, annuities, and non-FDIC insured mutual funds.

The communities that we serve grew rapidly over the past decade and we intend to continue concentrating our business efforts in these communities.  Our future success is largely dependent upon the overall economic health of these communities.  However, since late 2007, the United States economy has generally experienced difficult economic conditions.  Weak economic conditions are characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity.  All of those factors are generally detrimental to our business.  If the overall economic conditions fail to significantly improve or decline further, particularly within our primary market areas, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures.  Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Similarly, we have credit exposure to entities or in industries that could be impacted by the continued financial difficulties at the State level.  Exposure to health care, construction and social services organizations has been reviewed to evaluate credit impact from a possible reorganization of state finances.  Credit downgrades, partial charge-offs and specific reserves could develop in this exposure with resulting impact on our financial condition if the State of Illinois encounters more severe payment issuance capabilities.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which requires significant changes to the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, included provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

Ultimately, the Dodd-Frank Act will, among other things, impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raise the standard deposit insurance limit to $250,000; and expand the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that have affected, and may further affect in the future, corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be included in Tier 1 capital.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Regulations implementing the Collins Amendment have not yet been issued.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  Such changes may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management continues to stay abreast of developments with respect to the Dodd-Frank Act, many provisions of which will continue to be phased-in over the next several months and years, and continues to assess its impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

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

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings.  We have measurement processes in place to help us manage this potential variability in our net interest income.  Those measurements indicate that we will realize an expansion in net interest income if interest rates rise, primarily because rates on assets will increase faster than rates on deposits.  The relationship between short term and long term rates, often called the yield curve shape, can also impact net interest income.  Generally, when the difference between short term and long term rates is small (a flatter yield curve), net interest income will be reduced.  Net interest income will tend to increase when the difference between short term and long term rates increases (i.e. a steeper yield curve).

Interest rate increases often result in larger payment requirements for our borrowers, which consequently increases the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates.  In a low or declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as borrowers refinance their mortgages at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets.  An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows.  Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming long-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem.  This may have a material adverse effect on our net interest income and our results of operations.

Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we paid prior to 2010 or that we will be able to pay future dividends at all.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the National Bank Act that it may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.  Currently, the Bank is unable to pay dividends to the Company without the OCC’s prior approval and a statement of no objection from the Federal Reserve.  In light of the current financial condition of the Bank, we do not believe the OCC will grant broad dividend approval in the near future.

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

Finally, as described in a separate risk factor, we will not be able to pay dividends on our common stock until all deferred interest on our junior subordinated debentures and accrued and unpaid dividends on our Series B Preferred Stock have been paid in full.

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

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers, which, since the economic crisis unfolded in 2008, have come under scrutiny by rating agencies.  Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities.  This downgrade could adversely affect our liquidity and capital.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive.  Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, farm credit services and other nonbank financial service providers.  Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower.  Any of these results could have a material adverse effect on our ability to grow and remain profitable.  If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted.  If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities.  Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, possess larger lending limits and offer a broader range of financial services than we can offer.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We conduct our business at 27 retail banking center locations.  We own 25 of our banking center facilities.  The two leasehold facilities are leased through March 2012 (with lease negotiations in process) and August 2016, respectively.  All of our branches have ATMs, and we have 51 additional ATMs at other locations throughout Northeastern Illinois.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2011.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2011 was $50.5 million.

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

Will County

850 Essington Road, Joliet, Illinois

20201 South Lagrange Road, Frankfort, Illinois

951 East Lincoln Highway, New Lennox, Illinois

(1)          Leased facility

Item 3. Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable and as-of-yet unquantified monetary relief.  The Company believes that it, its affiliates and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters.  The parties have agreed to enter into mediation and on January 27, 2012, the Bank counsel proposed three mediators to plaintiff’s counsel.  The parties are working toward scheduling the meditation.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Old Second Bancorp, Inc. and Subsidiaries

Corporate Information

Corporate Office

37 River Street

Aurora, Illinois 60506-4172

(630) 892-0202

www.oldsecond.com

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2011, the Company had approximately 1,044 stockholders of record of its common stock.  The following table sets forth the range of prices during each quarter for 2011 and 2010.  Stock prices have been restated to reflect stock splits.

	2011			2010
	High	Low	Dividend	High	Low	Dividend

First quarter	$1.84	$0.83	$0.00	$7.30	$5.34	$0.01
Second quarter	1.52	0.85	0.00	6.79	1.79	0.01
Third quarter	1.83	0.90	0.00	2.47	0.69	0.00
Fourth quarter	1.50	1.01	0.00	2.20	1.28	0.00

Form 10-K and Other Information

We maintain a website at http://www.oldsecond.com.  We make available free of charge on or through the Company’s website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  The Company’s Code of Conduct and charters of the Company’s various committees of the Board of Directors are also available on the website.  We will also provide copies of the Company’s filings free of charge upon written request to J. Douglas Cheatham, Executive Vice President, Chief Financial and General Accounting Officer of Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60506-4172.

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Executive Administrative Department

37 River Street

Aurora, Illinois 60506-4172

(630) 906-2303

scantrell@oldsecond.com

The Company incorporates by reference the information contained Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital”.

The Company also incorporates by reference the information contained under the “Notes to Consolidated Financial Statements Note 19: Regulatory & Capital Matters”.

The Company paid dividends as set forth in the table above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business — Supervision and Regulation — The Company — Dividend” and “Business - Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of these limitations.  As of December 31, 2011, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  We have the right to defer interest payments, which are approximately $4.6 million each year, on the debentures for a period of up to 20 consecutive quarters, and we elected to begin such a deferral period in August 2010.  All deferred interest must be paid before we may pay dividends on our capital stock.  Therefore, we will not be able to continue to pay dividends on our common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred interest as of December 31, 2011 was $6.8 million.

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2006 and ending December 31, 2011, a comparison of cumulative total returns for the Company, the NASDAQ Bank Index and the S&P 500. The information assumes that $100 was invested at the closing price at December 31, 2006 in the common stock of the Company and each index, and that all dividends were reinvested.

Stock Repurchases

There were no purchases made by or on behalf of the Company of shares of its common stock during the quarter ended December 31, 2011.

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2011	2010	2009	2008	2007
Balance sheet items at year-end
Total assets	$1,941,418	$2,123,921	$2,596,657	$2,984,605	$2,658,576
Total earning assets	1,751,662	1,933,296	2,359,740	2,720,142	2,480,366
Average assets	2,015,464	2,426,356	2,813,221	2,920,591	2,515,740
Loans, gross	1,368,985	1,690,129	2,062,826	2,271,114	1,891,110
Allowance for loan losses	51,997	76,308	64,540	41,271	16,835
Deposits	1,740,781	1,908,528	2,206,277	2,387,128	2,113,618
Securities sold under agreement to repurchase	901	2,018	18,374	46,345	53,222
Federal funds purchased	—	—	—	28,900	165,100
Other short-term borrowings	—	4,141	54,998	169,383	82,873
Junior subordinated debentures	58,378	58,378	58,378	58,378	57,399
Subordinated debt	45,000	45,000	45,000	45,000	—
Note payable	500	500	500	23,184	18,610
Stockholders’ equity	74,002	83,958	197,208	193,096	149,889

Results of operations for the year ended
Interest and dividend income	85,423	106,681	132,650	157,927	155,741
Interest expense	21,473	28,068	45,513	68,413	87,143
Net interest and dividend income	63,950	78,613	87,137	89,514	68,598
Provision for loan losses	8,887	89,668	96,715	30,315	1,188
Noninterest income	36,008	44,910	43,047	35,260	31,840
Noninterest expense	97,569	100,636	144,630	80,312	66,458
(Loss) income before taxes	(6,498)	(66,781)	(111,161)	14,147	32,792
Provision (benefit) for income taxes	—	41,868	(45,573)	2,323	8,820
Net (loss) income	(6,498)	(108,649)	(65,588)	11,824	23,972
Preferred stock dividends and accretion	4,730	4,538	4,281	—	—
Net (loss) income available to common stockholders	$(11,228)	$(113,187)	$(69,869)	$11,824	$23,972

Loan quality ratios
Allowance for loan losses to total loans at end of year	3.80%	4.51%	3.13%	1.82%	0.89%
Provision for loan losses to total loans	0.65%	5.31%	4.69%	1.33%	0.06%
Net loans charged off to average total loans	2.17%	4.10%	3.33%	0.41%	0.03%
Nonaccrual loans to total loans at the end of year	9.26%	12.56%	8.48%	4.69%	0.28%
Nonperforming assets to total assets at end of year	11.96%	14.50%	8.91%	4.15%	0.22%
Allowance for loan losses to nonaccrual loans	41.01%	35.96%	36.88%	38.75%	314.91%

Per share data
Basic (loss) earnings	$(0.79)	$(8.03)	$(5.04)	$0.87	$1.92
Diluted (loss) earnings	(0.79)	(8.03)	(5.04)	0.86	1.89
Dividends declared	—	0.02	0.10	0.63	0.59
Common book value per share	0.22	1.01	9.27	14.04	12.34

Weighted average diluted shares outstanding	14,220,822	14,104,228	13,912,916	13,689,214	12,655,306
Weighted average basic shares outstanding	14,019,920	13,918,309	13,815,965	13,584,381	12,508,551
Shares outstanding at year-end	14,034,991	13,911,475	13,823,917	13,755,884	12,149,296

The following represents unaudited quarterly financial information for the periods indicated:

	2011				2010
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$19,972	$21,045	$21,980	$22,426	$24,449	$26,216	$27,257	$28,759
Interest expense	4,955	5,123	5,506	5,889	6,293	6,755	7,242	7,778
Net interest income	15,017	15,922	16,474	16,537	18,156	19,461	20,015	20,981
Provision for loan losses	1,387	3,000	500	4,000	14,000	11,825	44,623	19,220
Securities gains (losses)	43	(63)	512	139	353	620	1,756	(2)
(Loss) income before taxes	(3,001)	(1,390)	1,013	(3,120)	(11,597)	(1,224)	(39,239)	(14,721)
Net (loss) income	(3,001)	(1,390)	1,013	(3,120)	(76,624)	(88)	(23,383)	(8,554)
Basic loss per share	(0.30)	(0.18)	(0.01)	(0.30)	(5.48)	(0.09)	(1.74)	(0.69)
Diluted loss per share	(0.30)	(0.18)	(0.01)	(0.30)	(5.48)	(0.09)	(1.75)	(0.69)
Dividends paid per share	—	—	—	—	—	—	0.01	0.01

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Old Second Bancorp, Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2011 and 2010 and financial condition at December 31, 2011 and 2010.  This discussion should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

The Company provides a wide range of financial services through its twenty-seven banking locations located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  These banking centers offer access to a full menu of traditional retail and commercial banking services including treasury management operations as well as corporate and personal trust services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  Emphasis is placed upon relationships with individual customers as well as small to medium-sized companies throughout our market area.  The markets served by the Company make available a mix of commercial and industrial, real estate, and consumer related lending opportunities, as well as providing a stable core deposit base. The Company also has expansive wealth management services, which now includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

In 2011, the financial system in the United States, including the credit markets and markets for real estate and related assets, continued to struggle toward economic recovery from the unparalleled economic problems that began in early 2008.  Although the precipitous rate of valuation decline in certain real estate assets appeared to have slowed generally in the latter part of 2010, the financial system disruption continued to result in declines in the values of real estate and associated asset types during the reporting period that ended December 31, 2011, particularly in the Company’s market area.  The availability of ready local markets remained limited and continued to affect the ability of many borrowers to pay on their obligations.  The Company’s pre-tax losses for December 31, 2011 and 2010 were $6.5 million and $66.8 million, respectively.

Despite incurring an operating loss in 2010, the Company recorded income tax expense totaling $41.9 million as it established a valuation reserve on substantially all of its deferred tax assets at December 31, 2010.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance to reflect this judgment.  Considerations in making this tax valuation estimate included forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  In each future accounting period, the Company’s management has reevaluated current conditions to consider support for a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.  A discussion related to realizability of tax benefits and related items is included in our results of operations that follows as well as in Notes 1 and 13 of the consolidated financial statements included in this annual report.

In 2011, the Bank continued to reposition the balance sheet to attempt to reduce risk, maintain its capital ratios, and liquidity and improve asset quality.  Where permissible, the Company deferred dividends and distributions related to its capital instruments and continued to take steps to cut operating expenses.  The deferral of interest payments and dividends related to capital instruments are discussed in Notes 12 and 19 to the financial statements in this report.  Management has emphasized continuing its open dialogue with customers, employees, stakeholders and regulators.  A discussion of regulatory matters including the compliance of the Bank with the OCC Consent Order is detailed in the “Supervisory and Regulation” section of Item 1 at this Form 10-K and in Note 19 to the consolidated financial statements included in this report.  The Bank continued to work to address key asset quality and liquidity issues throughout 2011.  At the same time, the Bank expanded upon core competencies by broadening the platform of services offered in the wealth management unit with the addition of investment advisory/management services and continued with a high level of profit contribution from the mortgage origination unit despite difficulties in the larger economy and underlying real estate markets.

Management continued with its ongoing actions to identify and address problem credits throughout 2011, but borrowers in the construction and development (“C & D”) sector in the Company’s markets still faced significant challenges operating within the constraints of the economic environment.  As a result, portions of the loan portfolio such as the homebuilder segment remained particularly vulnerable to economic stress.  On a cumulative cycle basis, the construction portfolio has accounted for 54.6% of all charge-offs since the beginning of 2009, and the homebuilder portion has accounted for 52.3% of that amount.  Management believes the adverse impact from the construction portfolio is diminishing as the percentage of the Company’s loan portfolio in construction loans was much smaller at year end 2011 as compared to any other point in the prior two years.  Total construction loans were reduced to 5.2% of the total loan portfolio at December 31, 2011, as compared to 7.7% at December 31, 2010.  As of December 31, 2011, homebuilder credits decreased to only 1.4% of the total loan portfolio and total construction charge-offs were $10.4 million in 2011, down 73.5%, or $28.9 million, from $39.3 million in 2010.

The ability of commercial real estate nonfarm (“CRE”) borrowers to repay their obligations was also closely tied to economic conditions in the Company’s market area.  Some borrowers with owner occupied properties posted decreases in their operating results in 2011 leading to increased problems with many of these loans.  In addition, increased vacancy rates in the non-owner occupied categories continued to put downward pressure on investor lease rates in some areas.  While the impact from the recession on CRE lagged the construction and housing sectors, the continued economic pressures contributed to defaults that resulted in charge-offs totaling $19.6 million in 2011, a decrease of $10.1 million, from $29.7 million a year ago.

The Company’s primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and the Company’s primary lending products are commercial mortgages, construction lending, commercial and industrial loans, residential mortgages and installment loans.  Major portions of the Company’s loans are secured by various forms of collateral including real estate, business assets, and consumer property while borrower cash flow is the primary source of repayment at the time of loan origination.

For 2011, the Company recorded a net loss of $6.5 million, or $0.79 per diluted share, which compares with net loss of $108.6 million or $8.03 diluted loss per share in 2010.  The basic loss per share was $0.79 in 2011 and $8.03 in 2010.  The loss incurred in 2010 included the previously disclosed income tax expense of $41.9 million.  The Company recorded an $8.9 million provision for loan losses in 2011, which included an addition of $1.4 million in the fourth quarter.  Net charge-offs were $33.2 million during 2011, including $9.2 million in the fourth quarter.  The provision for loan losses was $89.7 million in 2010, which included an addition of $14.0 million in the fourth quarter.  Net charge-offs were $77.9 million in 2010, which included $5.9 million in the fourth quarter.  The net loss available to common stockholders was $11.2 million and $113.2 million for the years ended December 31, 2011 and December 31, 2010.

Net interest and dividend income decreased $14.7 million, or 18.7%, from $78.6 million for the year ended 2010 to $64.0 million for the year ended 2011.  Average earning assets decreased $371.8 million, or 17.0%, from $2.19 billion in 2010 to $1.82 billion in 2011.  Average earning assets decreased during 2011, as management continued to focus on asset quality and capital management and took steps to shrink the balance sheet and preserve capital.  Average loans, including loans held for sale during the year, decreased $374.0 million, in part, from a continued low level of qualified borrower demand within the Company’s market areas, combined with charge-off activity.  Average interest bearing liabilities decreased $348.0 million, or 18.2%, from $1.91 billion in 2010 to $1.56 billion in 2011 as the need for funding decreased with the reduction in assets.  Net interest income decreased with the balance sheet deleveraging and the net interest margin (tax equivalent basis), expressed as a percentage of average earning assets, similarly decreased from 3.64% in the year ended December 31, 2010 to 3.54% in the year ended December 31, 2011.  Details on the changes in specific earning asset categories as well as the liability funding sources are discussed in detail in the net interest income section that follows the application of critical accounting policies.  The average tax-equivalent yield on earning assets decreased from 4.86% in 2010 to 4.66%, or 20 basis points, in 2011.  Similarly, the cost of funds on interest bearing liabilities decreased from 1.47% in 2010, to 1.37%, or 10 basis points in 2011.

Application of critical accounting policies

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments; which, in turn, may affect amounts reported in the consolidated financial statements.

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Management has determined that the Company’s accounting policies with respect to the allowance for loan losses is an accounting area requiring subjective or complex judgments very important to the Company’s financial position and results of operations.  Therefore, the allowance policy is one of the Company’s most critical accounting policies.  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the amount of estimated losses on pools of homogeneous loans are based on historical loss experience, consideration of current economic trends and conditions, as well as estimated collateral valuations, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.  The allowance for loan losses is a valuation allowance for credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using an assessment of various risk factors including, but not limited to, past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations, estimated collateral values, volume trends in delinquencies, nonaccruals, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value of underlying collateral, if the loan is collateral dependent.  Impaired loans at December 31, 2011 and 2010, were $138.6 million and $227.9 million, respectively.  In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section that follows.

The Company recognizes expense for federal and state income taxes currently payable as well as deferred federal and state taxes, estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company maintained net deferred tax assets for deductible temporary differences, the largest of which related to the allowance for loan losses.  For income tax return purposes as it relates to lending activities, only net charge-offs are deductible, not the provision for loan losses.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not “more likely than not” that some or all of the deferred tax asset will be realized.  That determination is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate realizability of the Company’s deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence included a cumulative loss and negative general business and economic trends.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance to reflect this judgment.  Management believed internal projections and positive evidence was not sufficient under generally accepted accounting principles to overcome the negative evidence present at December 31 in both 2010 and 2011.  This was based, in part, upon the lack of certainty of future projections to support the deferred tax assets from an accounting standpoint and based upon that guidance a valuation reserve was needed.  This determination was based, largely, on the negative evidence of a cumulative loss caused primarily by the loan loss provisions made during the last four years.  In addition, general uncertainty surrounding future economic and business conditions increased the likelihood of volatility in future earnings.  Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Future issuances or sales of common stock or other equity securities could also result in an “ownership change” as defined for U.S. federal income tax purposes.  If an ownership change were to occur, the Company could realize a loss of a portion of our U.S. federal and state deferred tax assets, including certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.  The amount of the permanent loss would be determined by the annual limitation period and the carryforward period (generally up to 20 years for federal net operating losses) and any resulting loss could have a material adverse effect on the results of operations and financial condition.

Income tax returns are also subject to audit by the Internal Revenue Service (“IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  The Company believes it has adequately accrued for all probable income taxes payable.  Starting January 4, 2012, the Company was under examination with the IRS for the Company’s Federal income tax filing for the year 2010 and by the State of Illinois for the tax years 2008 and 2009.  Years that remain subject to examination include year 2011 for Federal and years 2010 and 2011 for Illinois.

Another of the Company’s critical accounting policies relates to the fair value measurement of various nonfinancial and financial instruments including investment securities, valuation of other real estate owned, derivative instruments and the expanded fair value measurement disclosures that are related to Accounting Standards Codification (“ASC”) 820-10 in detail in Notes 1 and 22 to the consolidated financial statements included in this annual report.

Results of operations

Net interest income

Net interest and dividend income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities.  As such, net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities.  Net interest margin is the ratio of tax-equivalent net interest income to average earning assets.  As discussed in the overview section above, management of capital and existing asset quality was emphasized over generating loan growth throughout 2011 and management intends to make future reductions to portfolio concentrations in real estate.  The decrease in net interest income during this period was primarily the result of decreased lending activity combined with some reductions in securities available for sale with new securities purchased at lower market yields.  The general decrease in market rates, combined with lower deposit volumes, also lowered interest expense in the same period.  The change in capital, asset deployment, and funding sources decreased the net interest margin.  The net interest margin (tax equivalent basis), expressed as a percentage of average earning assets decreased to 3.54% from 3.64% as compared to 2010.  The average tax-equivalent yield on earning assets decreased 20 basis points from 4.86% in 2010, to 4.66% in 2011.  However, the cost of funds on interest bearing liabilities also decreased 10 basis points from 1.47%, to 1.37% in the same period.

Net interest and dividend income was $64.0 million in 2011 and $78.6 million in 2010.  Average earning assets decreased $371.8 million, or 17.0%, from $2.19 billion in 2010 to $1.82 billion in 2011.  Management remained focused upon asset quality during 2011 and as a result took additional steps to contract the balance sheet to manage and preserve capital.  Because of that focus, a continued low level of qualified borrower demand, other real estate owned (“OREO”) and charge off activity, average loans and loans held-for-sale during the year decreased $374.0 million.  Management continued to reduce securities available for sale in the first half of 2011, with a strong emphasis upon reducing tax-exempt bond holdings.  Securities volumes grew in the second half of 2011in light of strong Company liquidity.  Balance sheet deleveraging in 2011 also included significant reductions in both borrowings and deposits that previously provided funding for loan growth and securities.  Consistent with prior years, management maintained an emphasis upon relationship banking throughout 2011 versus attracting or retaining customers with a single transaction focus, typically associated with a higher cost of funding.  As a result, there was a decrease in average interest bearing liabilities of $348.0 million, or 18.2%, in 2011.  Average interest bearing liabilities were $1.91 billion in 2010.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.64% in 2010 to 3.54% in 2011.  The average tax-equivalent yield on earning assets decreased from 4.86% in 2010 to 4.66%, or 20 basis points, in 2011.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.47% to 1.37%, or 10 basis points.  The decrease in the level of average earning assets in 2011, principally loans, contributed to decreased interest income as did the higher level of nonaccrual loans and average OREO as collateral from loans was converted to this nonearning asset category.  At the same time, the general decrease in interest rates, particularly rates on time certificate of deposits, provided an offsetting effect of the continued balance sheet deleverage strategy.

As described above, the Company’s net interest income can be significantly influenced by a variety of factors, including overall economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  The Company’s asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, and this process is discussed in more detail in the interest rate risk section.

Provision for loan losses

In 2011, the Company recorded an $8.9 million provision for loan losses, which included an addition of $1.4 million in the fourth quarter.  In 2010, the provision for loan losses was $89.7 million, which included an addition of $14.0 million in the fourth quarter.  Provisions for loan losses provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $138.9 million at December 31, 2011, from $228.9 million at December 31, 2010.  Charge-offs, net of recoveries, totaled $33.2 million and $77.9 million for 2011 and 2010, respectively.  Net charge-offs totaled $9.2 million in the fourth quarter of 2011 and $5.9 million in the fourth quarter of 2010.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at December 31, 2011, are included in the following table.

	Twelve Months Ended
Loan Charge-offs, Gross	December 31,
(in thousands)	2011	2010
Real Estate-construction
Homebuilder	$3,627	$18,916
Land	3,185	7,412
Commercial speculative	3,350	10,196
All other	268	2,797
Total real estate - construction	10,430	39,321
Real estate-residential
Investor	4,841	8,798
Owner occupied	4,282	3,286
Revolving and junior liens	1,106	1,132
Total real estate-residential	10,229	13,216
Real estate-commercial, nonfarm
Owner general purpose	3,759	3,904
Owner special purpose	2,586	5,635
Non owner general purpose	5,974	5,875
Non owner special purpose	1,995	2,347
Strip malls	5,262	11,904
Total real estate - commercial, nonfarm	19,576	29,665
Real estate-commercial, farm	—	—
Commercial	366	2,247
Other	568	560
	$41,169	$85,009

	2011	2010
Net charge-offs to average loans	2.17%	4.10%
Allowance at year end to average loans	3.40%	4.01%

As previously discussed in the overview section of this report, borrowers in the Construction & Development sector of the Bank’s markets still face economic challenges in the ongoing environment, particularly as it relates to current real estate valuation levels.  These same factors affected the ability of certain CRE borrowers to repay their obligations.

During 2011, some borrowers with owner occupied properties experienced decreases in their operating results, which led to increased problems with many of those loans.  In addition, increased vacancy rates in the non-owner occupied categories continued to put downward pressure on investor lease rates in some areas.  While the impact from the recession on CRE lagged the construction and housing sectors, the continued economic pressures contributed to defaults that resulted in charge-offs totaling $19.6 million in 2011.  There was a significant reduction in new loans migrating to special mention loan status and a decrease in loans thirty to eighty-nine days past due on a linked quarter comparative basis at December 31, 2010.  Special mention loan status credits totaled $99.8 million and $57.5 million as of December 31, 2011 and 2010, respectively.  The increase in special mention loans as of December 31, 2011 is primarily reflective of upgrades from substandard to special mention status.  Loans past due thirty to eighty-nine days totaled $12.1 million, and $13.9 million, respectively in the same periods.  While the reserves that have been established at December 31, 2011 indicate that additional charge-offs may follow, management believed the risks have been identified and continues to proactively working through the specific credit issues.

The distribution of the Company’s nonperforming loans as of December 31, 2011, is included in the chart below (in thousands):

Nonperforming loans as of December 31, 2011	Nonaccrual Total (1)	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non Performing Loans	Specific Allocation
Real estate-construction	$31,124	$—	$2,683	$33,807	24.3%	$2,284
Real estate-residential:
Investor	15,111	—	157	15,268	11.0%	1,808
Owner occupied	15,059	—	5,194	20,253	14.6%	626
Revolving and junior liens	2,841	—	—	2,841	2.0%	321
Real estate-commercial, nonfarm	59,912	318	3,805	64,035	46.1%	7,595
Real estate-commercial, farm	1,574	—	—	1,574	1.1%	28
Commercial	1,165	—	—	1,165	0.9%	392
	$126,786	$318	$11,839	$138,943	100.0%	$13,054

(1)

Nonaccrual loans included a total of $16.2 million in restructured loans. Component balances are $5.3 million in real estate construction, $3.4 million in real estate-commercial nonfarm, $1.9 million is in real estate - residential investor, $5.5 million is in real estate - owner occupied and $17,000 in Commercial.

Commercial Real Estate nonfarm (CRE)

CRE remained the largest component of nonperforming loans at $64.0 million, or 46.1% of total nonperforming loans.  The dollar volume of nonperforming CRE loans is down from $65.7 million at September 30, 2011 and $107.0 million at December 31, 2010.  Loans moved to OREO during these periods and loans were paid off or upgraded as a result of improved performance.  The class components of the CRE segment at December 31, 2011, were as follows (dollars in thousands):

	Nonaccrual	90 Days or More Past Due	Restructured Loans	Total Non performing	% Non Performing	Specific
Real Estate - Commercial Nonfarm	Total	(Accruing)	(Accruing)	Loans	CRE Loans	Allocation
Owner occupied general purpose	$12,744	$—	$—	$12,744	19.9%	$1,397
Owner occupied special purpose	16,564	—	—	16,564	25.9%	407
Non-owner occupied general purpose	12,893	318	3,805	17,016	26.6%	2,187
Non-owner occupied special purpose	1,814	—	—	1,814	2.8%	98
Retail properties	15,897	—	—	15,897	24.8%	3,506
	$59,912	$318	$3,805	$64,035	100.0%	$7,595

Portfolio loans secured by retail property, primarily retail strip malls, have been experiencing the most financial stress.  This class accounted for 8.7% of all CRE loans and 24.8% of all nonperforming CRE loans at December 31, 2011.  Fourth quarter 2011 charge-offs in the retail segment totaled $1.7 million and management estimated the remaining specific allocation for nonperforming loans of $3.5 million was sufficient coverage for the remaining loss exposure at December 31, 2011.  However, there can be no guarantee that actual losses in this category, and all other categories discussed in this section, will not exceed current management estimates.  Retail CRE properties accounted for 44.0% of the fourth quarter 2011 charge-offs in CRE.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 24.0% of total CRE loans, and 26.6% of nonperforming CRE loans at

December 31, 2011.  Fourth quarter 2011 charge-offs in this category were $1.2 million and management estimated that $2.2 million of specific allocation was sufficient coverage for the remaining loss exposure at December 31, 2011.

The owner occupied special purpose category had loans totaling $189.2 million, representing 28.3% of all CRE loans.  With $16.6 million of these loans nonperforming at December 31, 2011, these loans accounted for 25.9% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  Charge-offs in the fourth quarter of 2011 totaled $296,000 in this loan category and management estimated that the specific allocation of $407,000 was sufficient coverage for the remaining loss exposure at December 31, 2011.

As of December 31, 2011, owner occupied general purpose loans comprised 22.6% of CRE, and 19.9% of nonperforming CRE loans.  Charge-offs totaled $335,000 in the fourth quarter of 2011, and management estimated that specific allocations of $1.4 million were sufficient coverage for the remaining loss exposure at December 31, 2011.

Non-owner occupied special purpose loans represented 16.3% of the CRE portfolio, and 2.8% of nonperforming CRE loans at the end of the fourth quarter of 2011.  In the fourth quarter, a charge-off of $324,000 was recorded, and management estimated that a specific allocation of $98,000 was sufficient coverage for the remaining loss exposure at December 31, 2011.

In addition to the specific allocations detailed above, management estimates include a higher risk commercial real estate pool loss factor for certain CRE loans.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to cyclical impacts from the recession.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Management estimated a reduction of reserves of $6.5 million in the fourth quarter of 2011, based primarily upon the amount of loans within this pool at December 31, 2011.  The combination of increased specific loan loss allocations and decreased general and pool allocation from the high risk pool resulted in a reduction of $4.3 million of estimated loss coverage in the fourth quarter of 2011.

Construction and Development (C & D)

At December 31, 2011, nonperforming C & D loans totaled $33.8 million, or 24.3% of total nonperforming loans.  This is a decrease of $6.1 million from $39.9 million at September 30, 2011, and a decrease of $34.2 million from $68.0 million at December 31, 2010.  Of the $71.4 million of total C & D loans in the portfolio, 47.3% of all construction loans were nonperforming as of December 31, 2011, as compared to 51.2% at September 30, 2011, and 52.5% at December 31, 2010.  Total C & D charge-offs for the fourth quarter of 2011 were $3.2 million, as compared to $3.6 million in the fourth quarter 2010. Following that charge-off activity, management estimated that specific allocations of $2.3 million were sufficient coverage for the remaining loss exposure in this segment at December 31, 2011.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.

Management closely monitors the performing loans that have been rated as “special mention” or “substandard” but accruing.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at December 31, 2011.  As a result, management believes future losses in the construction segment will continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.

Residential Real Estate

Nonperforming 1-4 family owner occupied residential mortgages to consumers totaled $20.3 million, or 14.6% of the nonperforming loan total as of December 31, 2011.  This segment totaled $18.6 million in nonperforming loans at September 30, 2011, compared to $25.5 million at December 31, 2010.  While Kendall, Kane and Will counties experienced high rates of foreclosure in both 2011 and 2010, the Bank has recently experienced relatively stable or somewhat improved nonperforming totals.  The majority of all residential mortgage loans originated today are sold on the secondary market.  Of the nonperforming loans in this category, $5.2 million, or 25.5%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and are classified as restructured at December 31, 2011.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  The Bank did not offer subprime mortgage products to its customers.  Management believes that deterioration in the segment relates primarily to the high rate of unemployment in our market areas offset by some reductions from loans moved to OREO or upgraded as borrowers become once again employed.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at December 31, 2011, management estimated that a specific allocation of $626,000 was adequate loss coverage following the $544,000 of charge-offs that occurred during the quarter.  At December 31, 2011, there were no loans that were greater than 90 days past due and were still accruing interest in this portfolio segment.  Additionally, at December 31, 2011, loans 30 to 89 days past due and still accruing totaled $4.0 million (of which $3.4 million was exactly 30 days past due on December 31, 2011), which was an increase from $1.1 million at September 30, 2011, but an improvement from $5.1 million at December 31, 2010.

Nonperforming residential investor loans at December 31, 2011 consisted of multi-family ($9.4 million) and 1-4 family properties ($5.9 million) for a total of $15.3 million, or 11.0% of the nonperforming loans total.  This was an increase from $9.8 million at September 30, 2011, and a decrease from $22.2 million at December 31, 2010.  Following the fourth quarter charge-off of $2.1 million, management estimated that a total specific allocation of $1.8 million would provide sufficient loss reserves at December 31, 2011, for the remaining risk in this category.  The multi-family and rental market segment is showing improved credit metrics as higher occupancy rates have driven stronger net operating income.

Other

The remaining nonperforming credits included $1.2 million in commercial loans, $2.8 million in consumer home equity and second mortgage loans and $1.6 million in farmland and agricultural loans.  These loan categories have shown stable credit characteristics and losses have been minimal during this economic cycle.  At December 31, 2011, management estimated that a total specific allocation of $392,000 on the commercial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits, and that $321,000 was sufficient loss coverage for the consumer home equity and second mortgage loan segment.  These estimated amounts were following charge-offs in the fourth quarter of 2011 of $68,000 in commercial and industrial loans, and $326,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest increased to $12.1 million at December 31, 2011, from $10.0 million at September 30, 2011, but decreased from $13.9 million at December 31, 2010.  At December 31, 2011, loans 30 to 89 days past due consisted of $4.0 million in 1-4 family owner occupied mortgages, $1.4 million in commercial real estate credits, $3.9 million in residential investor credits, $743,000 million in construction and development, $181,000 in commercial and industrial loans, and $1.7 million in home equity loans.  Troubled debt restructurings (“TDR”) in accrual status total $11.8 million, which was a decrease from $13.6 million on a linked quarter basis and a decrease of $3.8 million from December 31, 2010.  Accruing TDRs included $5.2 million in 1-4 family owner occupied mortgages in the foreclosure avoidance program discussed previously, $2.7 million in restructured residential lot inventory loans to builders, $157,000 in 1-4 family investor mortgages, and $3.8 million in non-owner occupied commercial real estate.

Nonaccrual TDR loans totaled $16.2 million as of December 31, 2011.  These credits, which have not demonstrated a sustained period of financial performance, are primarily due to bankruptcy or continued deterioration in the borrowers’ financial situation.  Management is pursuing liquidation strategies for many of these loans.  Management estimated the quarterly specific allocation on TDRs in nonaccrual status and believed that specific allocation estimates of $1.7 million at December 31, 2011, were sufficient coverage for the remaining loss exposure in this category.

Allowance for Loan Losses (“ALLL”)

The bank’s ALLL methodology reasonably estimates loan and lease losses as of the financial statement date(s) and incorporate management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process.  The methodology is done according to GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450, formally known as FAS 114 and FAS 5, respectively.  Its analysis is prepared in accordance with guidelines established by Generally Accepted Accounting Principles, the SEC, the FFIEC, the AICPA Audit, and Accounting Guide for Banks and Savings Institutions, and banking industry practices overall.  This methodology is periodically reviewed by the bank’s independent CPAs and banking regulators.

The coverage ratio of the allowance for loan losses to nonperforming loans was 37.4% as of December 31, 2011, which was an increase from 33.3% as of December 31, 2010.  The increase in this ratio was largely driven by an $89.9 million, or 39.3%, reduction in nonperforming loans.  Management updates real estate appraisals on its criticized assets at least annually, and also discounts real estate valuations based on market data and ambient trends in appraisal values.  Accordingly, management updated the estimated specific allocations in the fourth quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $14.4 million from December 31, 2010, as the overall loan balances subject to general factors decreased at December 31, 2011.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C&D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management estimates adequate coverage for the remaining risk of loss in the construction portfolio.

The estimated general allocations decreased by $14.4 million over the course of 2011 (from $53.3 million at December 31, 2010 to $38.9 million at December 31, 2011) as the overall loan balances subject to general factors decreased.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience

Management regularly reviews the performance of the higher risk pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The quantity of assets subject to this pool factor decreased by 8.7% in the fourth quarter as compared to September 30, 2011.  Also, compared to September 30, 2011 management decreased the loss factor assigned to this pool by 7.75% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.

Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

Management conducts a full annual review of all Home Equity Lines of Credit (HELOC) by looking at credit scores and collateral values.  When we are notified of a foreclosure on a first mortgage.  Our HELOC loan is moved to nonaccrual and a decision is made if the loan is collectible.  We actively charge off loan balances in the absence of sufficient equity unless the borrower reaffirms or notifies us on an intention to reaffirm.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 4.5% of total loans as of December 31, 2010, to 3.8% of total loans at December 31, 2011.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

The allowance for loan losses consists of three components: (i) specific allocations established for losses resulting from an analysis developed through reviews of individual impaired loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loss experience for each loan category; and (iii) reserves based on general current economic conditions as well as specific economic and other factors believed to be relevant to the Company’s loan portfolio.  Each component is discussed in greater detail below.  The components of the allowance for loan losses represent an estimation performed pursuant to ASC Topic 450, “Contingencies”, and ASC Topic 310, “Receivables” including “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”.

Specific allocations

Management reviews on at least a quarterly basis certain loans on nonaccrual, loans over 90 days past due, troubled debt restructurings or any loans considered doubtful or loss.  The Bank’s loan workout specialists analyze these loans with the results reported to the Loan Review Committee on a credit management report.  From that report, management considers the amount of specific allocations by reviewing, on a credit-by-credit basis, all loans considered impaired under ASC Topic 310 “Receivables” as well as all problem and watch loans.  A loan is considered impaired when, based on current information and events, it is probable that a creditor may be unable to collect all contractual principal or interest due according to the original terms of the agreement.

A problem loan is defined by the Company’s loan policy as “A credit that is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Loans so classified have a well-defined weakness that jeopardizes the liquidation of the debt.  These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified”.

Specific allocations are typically discussed at the quarterly watch/problem/OREO meeting.  At December 31, 2011, the committee consisted of the Company’s President, the Bank’s President and Company Chief Operating Officer, the Bank’s Regional Senior Vice Presidents, the Company’s Executive Vice President & Chief Credit Officer, the First Vice President of Loan Review, the First Vice President of Special Assets, and other senior lenders who serve as members of the loan committee.  At the end of each quarter, the Committee reviews individual impaired loans and adjustment estimates are made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on the estimated value of the collateral securing each loan and/or on expected cash flows.  The Company generally obtains a current external appraisal within twelve months on real estate secured impaired loans, but more frequent appraisal may be requested by the committee.  Other valuation techniques are also used and include internal valuations, comparable property analyses, and contractual sales information.  For appraisals that are more than six months aged, where management has market knowledge that real estate values have declined, the credit committee may further discount appraisal values prior to obtaining a new appraisal within the twelve-month timeframe.  Appraisal discount estimates are based on the Committee’s evaluation of market conditions and are in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal and/or appraisal review process.

At December 31, 2011, the Company had a total of $126.8 million in nonaccrual loans, of which 127 nonaccrual loans totaling $59.4 million had a specific allocation of $13.0 million.  The Company had $11.8 million of TDR’s still accruing, of which 20 TDRs still accruing totaling $3.1 million had a specific allocation of $29,000.  As of December 31, 2010, the Company had a total of $212.2 million in nonaccrual loans, of which 155 nonaccrual loans totaling $106.6 million had a specific allocation of $22.9 million.  At the same time, the Company had $15.6 million of TDR still accruing, of which 25 TDR still accruing totaling $4.5 million had a specific allocation of $43,000.  Impaired loans at December 31, 2011, and 2010 were $138.6 million and $227.9 million, respectively.

Historical reserves and management allocations

The component of the allowance for loan losses based on historical loan loss experience is determined using historical charge-off data for the last five years, with more weight placed on the most recent two years.  This calculation is done monthly and refined quarterly.

Management considers a variety of factors to determine the appropriate level of allowance for inherent loan losses including, but not limited to, past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, volume trends in delinquencies and nonaccruals, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  All factors are considered on a quarterly basis and are adjusted when appropriate.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions and/or charge-offs to the allowance based on their judgments about information available to them at the time of their examination.  It is also the Company’s general practice to request that the Bank’s primary regulator provide an express determination letter to evidence the regulatory examination review of charge-off determination and practice as it relates to the allowance for loan losses.

The general component of the allowance recognizes probable inherent, but undetected, losses in the loan portfolio.  Regardless of how management analyzes customer performance, ratings migration, economic conditions and interest rate risk, management believes there are additional potential risks that are unaccounted for in the process of making loans.  This is due to several factors including, but not limited to:

•                  timing delays in receiving information regarding a customer’s financial condition;

•                  changes in individual business climates;

•                  the judgmental nature of individual loan evaluations and collateral assessments; and

•                  the open interpretation of economic trends.

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  Changes in the allowance for loan losses are detailed in Note 5 on the consolidated financial statements of this report.

Noninterest income

Noninterest income decreased in the year ending December 31, 2011, by $8.9 million, or 19.8%, to $36.0 million as compared to $44.9 million for the year 2010.  The decrease is partly attributable to a nonrecurring litigation related income item for $2.7 million as a result of the previously disclosed Illinois Supreme Court opinion and another non recurring BOLI death benefit item for $943,000 in 2010.

Trust income decreased by $32,000, in 2011 and was essentially the same as the $6.8 million recorded in 2010.  The 2011 decrease in annual revenue was primarily due to a reduction in estate settlement activity and personal trust fees.  Discretionary assets under management were $741.7 million and $835.0 million at December 31,

2011 and 2010.  Substantially all of the 2011 decrease in discretionary assets in the trust department was attributable to the number of closed accounts and customers transfer of assets to other financial advisors.

Service charge income from deposit accounts totaled $8.1 million in 2011, a decrease of $428,000, or 5.0%, from 2010 primarily due to decreases in overdraft fees, which have declined industry wide in keeping with recent regulatory changes.  That trend was offset somewhat by an increase in commercial checking fees of $32,000, or 1.4%, in 2011 as compared to 2010 levels.  The downward pressure on interest rates during 2010 and 2011 continued to reduce commercial earnings credits and increased net fee income in this category in both of those years.

Total mortgage banking income including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $6.2 million in 2011, which was a decrease of $5.0 million, or 44.7%, from 2010 levels reflecting decreases in sales of loans to investors.  Loans sold, including gains on sale totaled $231.4 million in 2011, and $362.1 million in 2010.

Net realized gains on securities totaled $631,000 in 2011 as compared to $2.7 million for the year ended December 31, 2010.  Bank owned life insurance (“BOLI”) cash surrender value net income decreased $45,000, or 2.7%, to $1.6 million, as the underlying investment performance was stronger in 2010 than 2011.

Interchange income from debit card usage continued to increase in 2011 as customers continued to respond favorably to rewards programs and consumer card activity remained strong, although recently announced and pending legislative changes may adversely affect this revenue source in the future..  Interchange income from debit card usage was $3.0 million and $2.8 million in 2011 and 2010, respectively.

The lease revenue received from OREO properties increased $1.9 million in the year ended December 31, 2011, to $3.6 million as compared to $1.8 million in the prior year, as the number of properties that generated rental income increased.  The Bank had a total net gain on sale of OREO properties of $1.3 million for the year, which was a $697,000 increase from 2010.  The net gains resulted from management’s successful efforts to dispose of OREO and focus upon the reduction of nonperforming assets.

Other noninterest income was $4.7 million in 2011 as compared to $5.2 million in 2010.  Even though automatic teller machine surcharge and interchange fees increased, decreases in fee income from brokerage activities and interest rate swaps in 2011 more than outpaced that growth.

Noninterest expense

Noninterest expense was $97.6 million in the year ended December 31, 2011, as compared to $100.6 million in the same period in 2010.  Salaries and benefits expense was $34.0 million during the year ended December 31, 2011, which was a $2.9 million decrease from the prior year.  This category totaled $36.9 million during the twelve months ended December 31, 2010.  The reduction in salaries and benefits expense resulted primarily from a decrease in salary expense coupled with reductions in group medical expenses although management selectively reduced positions in 2010 and 2011.  The number of full time equivalent employees decreased to 492 for the fourth quarter of 2011 as compared to 522 at the same time last year.

Net occupancy expense of $5.1 million (decreased of $30,000 or 0.6%) during 2011 remained consistent with the $5.1 million recorded in 2010.  Furniture and fixture expenses decreased by $595,000 to $5.6 million in the year ended December 31, 2011.

FDIC costs decreased $25,000, or 0.5%, for the year ended December 31, 2011, respectively, as compared to the same period of the prior year.  In October 2010, the Board of Directors of the FDIC voted to propose a comprehensive, long-range plan for deposit insurance fund management in response to changes to the FDIC’s authority to manage the Deposit Insurance Fund contained in the Dodd-Frank Act.  As part of the fund management plan, FDIC adopted a new Restoration Plan to ensure that the fund reserve ratio reaches the required 1.4% percent by September 30, 2020.  The new methodology for the assessment calculation became effective with the second quarter of 2011.

General bank insurance increased $2.7 million for the year ended December 31, 2011 when compared to the same period in 2010, reflecting increased premiums upon renewal.  Advertising expense decreased by $355,000, or 24.3%, in the year ended December 31, 2011, when compared to the same periods in 2010, primarily due to decreased direct mail and radio advertising costs.  Legal fees increased $882,000 or 27.3% in a year to date comparison and were primarily related to increased volume of loan workouts.

OREO expense decreased $2.0 million in the year ended December 31, 2011 compared to the same period in 2010.  The decrease for the year to date period was primarily due to decreases in valuation expense of $5.6 million as property values generally began to stabilize or decline more slowly.  This decrease was partially offset by increased expenses incurred in OREO property taxes and insurance of $2.9 million for the year ended December 31, 2011, due to the net increase in the number of properties held in 2011.

Other expenses were $12.8 million in the year ended December 31, 2011, a decrease of $578,000, or 4.3%, from $13.4 million in 2010.  Other expense decreases resulted primarily from the reduction of consulting and management fees, correspondent bank fees and postage costs.

Income taxes

The Company had income tax expense of $41.9 million for the year ended December 31, 2010, despite a $66.8 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, as of December 31, 2010, the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  In the fourth quarter of 2010, the continued adverse economic environment contributed to further asset quality deterioration.  This resulted in an increased operating loss from the third quarter and contributed to uncertainty regarding the projections of future taxable income, which called into question the Company’s ability to fully realize the deferred tax asset.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance to reflect this judgment.  Management believed internal projections and positive evidence was not deemed sufficient under generally accepted accounting principles to overcome the negative evidence present at December 31, 2010.  As a result, the Company recorded a valuation allowance totaling $69.8 million against its deferred tax assets of $71.9 million at December 31, 2010 resulting in total income tax expense for the year ended December 31, 2010 of $41.9 million.  A deferred tax asset of $2.6 million related to accumulated other comprehensive loss resulting from the net unrealized loss on available for sale securities remains at December 31, 2011.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available for sale securities while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 3 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available for sale securities.  The Company’s primary deferred tax assets related to its allowance for loan losses.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial condition

General

Total assets decreased $182.5 million, or 8.6%, from December 31, 2010, to close at $1.94 billion as of December 31, 2011.  Loans decreased by $321.1 million, or 19.0% to $1.37 billion, as management continued to emphasize balance sheet stabilization and credit quality as demand from qualified borrowers remained slow in the Bank’s primary market areas.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  As a result, the OREO assets increased $17.7 million, or 23.4%, for the year ended December 31, 2011, compared to December 31, 2010.  The largest changes by loan type included decreases in commercial real estate, real estate construction, residential real estate loans and commercial loans of $116.6 million, $58.2 million, $80.4 million and $51.5 million, or 14.2%, 44.9%, 14.4% and 34.4%, respectively. Management intends to continue to reduce portfolio concentrations in all real estate categories throughout 2012.  Available-for-sale securities increased by $158.9 million, or 106.9%, for the year ended December 31, 2011, reflecting a movement by management to emphasize securities investments in the absence of qualified loan demand.  Management continued to increase available-for-sale securities in the fourth quarter utilizing liquid funds.  For the year ended December 31, 2011, large dollar purchases were made in U.S. Government Agency Mortgage Backed securities, U.S. Government Agencies, Corporate Bonds, Collateralized Mortgage Backed securities and Asset Backed (Student Loan) securities totaling $104.7 million, $46.1 million, $33.2 million, $26.3 million and $29.5 million, respectively.  Purchases were made under the Bank’s established Investment Policy.  At the same time, net cash equivalents decreased as management reallocated resources to higher yielding available-for-sale securities in compliance with the Bank’s liquidity management programs and without degradation to the Bank’s liquidity position.

Investments

Long-term securities available-for-sale increased $158.9 million during 2011, from $148.6 million as of December 31, 2010, to $307.6 million as of December 31, 2011.  Management emphasized securities investments in the absence of qualified loan demand utilizing liquid funds.  At December 31, 2011, U.S. government agency securities and mortgage-backed agency securities were $43.4 million and $154.0 million, respectively.  During 2011, the Company increased its position in agency securities by $6.0 million, or 16.0% and increased mortgage-backed agency securities by $77.3 million, or 100.7%.  U.S. government agency securities comprised 14.1% of the portfolio as of December 31, 2011, and 25.2% of the portfolio as of December 31, 2010, whereas the mortgage-backed agency securities represented 50.1% and 51.6% of the investment portfolio as of the same dates.  As of December 31, 2011, the Company held $25.1 million in collateralized mortgage obligations versus $4.0 million at December 31, 2010.  At December 31, 2011, state and political subdivision securities totaled $13.8 million, a decrease of $4.0 million, or 22.7%, from $17.9 million at December 31, 2010.  That decrease in volume was primarily due to sales activities combined with maturities and calls on those securities as the Bank reconfigured the portfolio to emphasize taxable income.  State and political subdivision securities comprised 4.5% of the portfolio as of December 31, 2011, compared to 12.0% of the portfolio as of December 31, 2010.  At December 31, 2011, U.S. Treasury Securities were essentially unchanged at $1.5 million.  In the second half of 2011 the Company purchased corporate bonds and Asset-backed securities in the amount of $33.2 million and $29.5 million which comprised 10.2% and 9.2% of the portfolio as of December 31, 2011.  Collateralized debt obligations (“CDO”) decreased to $10.0 million as of December 31, 2011, from $11.1 million at December 31, 2010.  In the case of the CDO fair value measurement, management included a risk premium adjustment to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows in both periods.  A detailed discussion of the market activity and the valuation of the CDO securities is found in Note 3 and Note 22, respectively, of the consolidated financial statements included in this form 10-K.  As mentioned below in the “Liquidity” section, the cash flows from the security calls, prepayments, maturities and sales were substantially offset by a decrease in funding in the other short-term borrowings.  The net unrealized losses in the portfolio were $6.3 million at December 31, 2011as compared to net unrealized losses of $5.2 million as of December 31, 2010, primarily due to changes in interest rates at December 31, 2011.

Loans

Total loans were $1.37 billion as of December 31, 2011, a decrease of $321.1 million, or 19.0%, from $1.69 billion as of December 31, 2010.  The lack of demand from qualified borrowers through that year hindered growth in the loan portfolio.  As discussed in the “Loan Loss Provision” section above, management continued to emphasize loan portfolio quality in 2011 and as a result $33.2 million of net loan charge-offs were recorded in 2011  down from to $77.9 million in 2010.  The largest overall category decrease was in real estate commercial loans, which decreased $116.6 million, or 14.2%, since December 31, 2010.  The residential real estate and real estate construction loan sector decreased $80.4 million, or 14.4%, and $58.2 million, or 44.9%, respectively, since December 31, 2010.

The loan portfolio reflects the general economic health and profile of the communities in which the Company operates.  Throughout 2011, the local economy continued to be affected by the overall decline in economic conditions that has been experienced nationwide.  The real estate related activity and market valuations have negatively impacted the Company since 2008.  Because the Company is located in a growth corridor with significant open space, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 91.5% of the portfolio as of December 31, 2011, compared to 89.2% of the portfolio as of December 31, 2010.  The commercial and industrial loan sector also decreased $51.5 million, or 34.4%, to $98.1 million at December 31, 2011, from $149.6 million at December 31, 2010.  The Company remains committed to overseeing and managing its loan portfolio to attempt to avoid unnecessarily high credit concentrations in accordance with the OCC Consent Order (the “Consent Order”) as well as general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.  Installment loans, overdrafts, and lease financing receivables also decreased $2.1 million, or 25.2%, to $6.3 million at December 31, 2011, from $8.5 million at December 31, 2010.  Almost all of that decrease was in the installment portfolio and was primarily attributable to decreased demand from qualified borrowers.

The allowance for loan losses was $52.0 million and $76.3 million at year end 2011 and 2010, respectively.  The Company identified higher risk loans and created a CRE pool with a higher qualitative factor in 2009.  That higher risk pool and estimated factor approach remained in place throughout 2010 and 2011 and was similar to the high-risk pool approach that was taken for the construction and development category that began at December 31, 2008.  The elevated estimated factor approach for a higher risk C & D pool continued until problem loan indicators and volume in that category declined at September 30, 2010 and credit review management resumed a single C&D pool designation at that time.  The pooled factor estimate for the higher risk CRE pool was increased from 10.0% at December 31, 2010, as compared to 11.2% at December 31, 2011.  All risk factors and related segments are reassessed quarterly by the Company, and as a result, the qualitative factors remained the same in 2011 as compared to 2010.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans.  The allowance for loan losses as a percentage of total loans was 3.8% as of December 31, 2011, compared to 4.5% as of December 31, 2010.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

Management, along with many other financial institutions, remains cautious about the current economic environment and outlook including the continued elevated levels of unemployment.  Furthermore, the sustained slowdown in the real estate market could continue to adversely affect collateral values.  These events adversely affect cash flows generally for both commercial and individual borrowers, and as a result, the Company could continue to experience increases in problem assets, delinquencies, and losses on loans in future periods.

Other Assets

Other real estate owned (“OREO”) increased $17.7 million from $75.6 million at December 31, 2010, to $93.3 million at December 31, 2011.  Strong disposition activity and valuation write downs in the fourth quarter were counterbalanced by numerous additions, including large dollar additions, to OREO assets, leading to an overall quarterly decrease of $7.3 million from OREO assets of $100.6 million at September 30, 2011.  In the fourth quarter of 2011, management successfully converted collateral securing problem loans to properties ready for disposition, spent as needed on development improvements, transacted asset dispositions and recorded valuation adjustments as shown below in thousands.  As a result, holdings of single family residences, multi-

family properties, non-farm nonresidential properties, residential and commercial lots and parcels of vacant land suitable for either farming or development declined in the fourth quarter with a net gain on sale of $378,000.

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
Other real estate owned	2011	2010	2011	2010
Beginning balance	$100,554	$54,577	$75,613	$40,200
Property additions	11,560	29,638	71,915	72,159
Development improvements	423	567	2,984	607
Less:
Property disposals	13,059	2,815	41,813	16,465
Period valuation adjustments	6,188	6,354	15,409	20,888
Other real estate owned	$93,290	$75,613	$93,290	$75,613

The OREO valuation reserve increased to $23.5 million, which is 20.1% of gross OREO at December 31, 2011.  The valuation reserve represented 22.7% of gross OREO at December 31, 2010.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Further, in the fourth quarter of 2011, management explored a possible bulk sale of OREO as a way to dispose of OREO properties.  These discussions continue.

Liquidity

Total deposits decreased $167.7 million, or 8.8%, during the year ended December 31, 2011, to close at $1.74 billion.  The deposit segments that declined the most in this period were time certificates of deposits, which declined $178.1 million, or 22.4%, followed by NOW and money markets, which declined $28.3 million and $9.2 million, or 9.3% and 3.1%, respectively.  The Bank also decreased the level of brokered certificates of deposit in the same period from $29.1 million at December 31, 2010, to $930,000 at December 31, 2011.  The Bank continued to comply with the brokered deposit restrictions contained within the Consent Order and management expects to have no brokered deposits as the remaining individual certificates mature in the fourth quarter 2012.  At the same time, noninterest bearing demand deposits increased by $31.1 million, or 9.4% and interest bearing savings increased by $16.7 million, or 9.3%.  The decrease in time deposits occurred primarily due to management’s pricing strategy discouraging customers with a single service relationship at the Bank.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.28% in the year ended December 31, 2010, to 1.11%, or 17 basis points, in the same period of 2011.  Similarly, the average total cost of interest bearing liabilities decreased 10 basis points from 1.47% in the year ended December 31, 2010 to 1.37% in the same period of 2011.

The Company entered into a $75.5 million credit facility with Bank of America in the first quarter of 2008.  Part of that credit facility replaced a $30.0 million revolving line of credit facility previously held between the Company and Marshall & Ilsley Bank.  The $75.5 million credit facility obtained in 2008 was comprised of a $30.5 million senior debt facility, which included the $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt as well as $45.0 million of subordinated debt.  The Company had no principal outstanding on the revolving line when it matured, $500,000 in principal outstanding in term debt, and $45.0 million in principal outstanding in subordinated debt.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company was out of compliance with two of the financial covenants of this credit facility at December 31, 2011 and December 31, 2010.  As a result, the lender provided notice to the Company in 2009 that it would not extend additional credit or make additional disbursements on behalf of the Company, which limits the Company’s ability to serve as a source of liquidity.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.  The lender’s agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Additional discussion related to the Bank of America credit facility terms are disclosed in Note 11 of the consolidated financial statements included in this annual report.

Other major borrowing category changes from December 31, 2010 included a decrease of $4.1 million, or 100.0%, in other short-term borrowings.  At December 31, 2011, the Bank maintained several different sources of liquidity including $45.2 million in overnight cash invested with the FRB, $131.6 million in available borrowing capacity with the Federal Home Loan Bank of Chicago (“FHLBC”) and FRB of Chicago, as well as additional unencumbered securities with a market value of $230.1 million that could be pledged to increase borrowing capacity.  In addition, the Bank has a preestablished program to review the loan portfolio for credits that strengthen borrowing capacity at both the FRB of Chicago and FHLBC through the delivery of files that meet their respective eligibility requirements.

Beginning in late 2010, the Bank entered an advantageous program to place customer funds with correspondent institutions.  The initial funding for this correspondent relationship came largely from Treasury Management deposits and totaled $68.4 million at December 31, 2010.  Placing these funds at the correspondents provided benefits both to the Bank and to Bank customers.  The correspondent programs provided customers with a beneficial interest rate on their deposit as well as a share of a fee paid to the Bank.  The Bank retained a share of the fee and was able to continue important public entity and business relationships at a time when the Bank’s profitability and reputation were under heightened stress.

Over the course of 2011, balances in these programs were $54.8 million, $129.3 million, $145.4 million and $110.9 million at March 31, June 30, September 30, and December 31 respectively.  Balance changes over this time reflect both customer activity and application of this program by the Bank for balance sheet deleveraging while maintaining strong liquidity in a historically low rate environment.  At January 31, 2012, the recorded balance was $102.1 million and the Bank is looking at potential products that would allow us to bring all or some of these funds back to the Bank’s balance sheet.

Capital

Total stockholders’ equity decreased $10.0 million, or 11.9%, to $74.0 million during 2011, from $84.0 million as of December 31, 2010. This decrease was primarily attributable to the net loss from operations in the year 2011.  A net loss available to common shareholders of $11.2 million, which included the $5.9 million valuation allowance on the Company’s deferred tax assets, and preferred dividends and accretion of $4.7 million, decreased retained earnings to $17.1 million as of December 31, 2011.  In the same year, a $572,000 increase in the unrealized securities position net of tax increased the accumulated other comprehensive loss to $3.7 million from $3.1 million at December 31, 2010, which decreased stockholders’ equity.  In 2010, retained earnings decreased by a net loss available to common stockholders of $113.2 million, plus common dividends of $281,000, which decreased retained earnings to $28.3 million as of December 31, 2010.

As discussed in Note 24 of the consolidated financial statements, the Treasury completed its investment in the Company in January 2009, as part of the TARP Capital Purchase Program, and those proceeds continue to qualify as Tier 1 capital at December 31, 2011.  The Series B Preferred Stock and warrants to purchase common stock of the Company that were issued increased stockholders’ equity by $68.2 million and $4.8 million, respectively, at December 31, 2009 and remained in place through 2010 and 2011 to December 31, 2011.  The fair value ascribed to the warrants is included as part of additional paid-in capital.

As of December 31, 2011 and after decreasing asset levels throughout 2011, the Company’s regulatory ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage increased to 12.38%, 6.21%, and 4.98%, respectively, compared to 11.46%, 6.09%, and 4.74%, respectively, at December 31, 2010.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at December 31, 2011.  The same capital ratios at the Bank were 12.97%, 11.70%, and 9.34%, respectively, at December 31, 2011, compared to 11.63%, 10.34%, and 8.10%, at December 31, 2010.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the OCC Consent Order of May 2011, as previously announced.

In July 2011, the Company entered into the written agreement with the Reserve Bank designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the Reserve Bank, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the Reserve Bank.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the OCC Consent Order of May 2011.

In addition to the above regulatory ratios, as expected due to net losses in 2011, the Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets decreased to (0.08)% and (0.05)%, respectively, at December 31, 2011, compared to 0.40% and 0.52%, respectively, at December 31, 2010.

The Company completed the sale of $32.6 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in July 2003 and the payment of regularly scheduled dividends are in deferral as previously disclosed.  These trust preferred securities remain outstanding for a 30-year term, but subject to regulatory approval, they can be called in whole or in part at the Company’s discretion after an initial five-year period, which has since passed.  The Company does not currently intend on seeking regulatory approval to call these securities.  Dividends are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements even when deferred.  Likewise, the Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part in 2017.  When not in deferral the quarterly cash distributions on the securities are fixed at 6.766% through June 15, 2017 and float at 150 basis points over the British Bankers Association three-month LIBOR rate thereafter.  Trust preferred proceeds of $56.6 million are held by outside investors.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.  As of December 31, 2010, trust preferred proceeds of $29.0 million qualified as Tier 1 regulatory capital and $27.6 million qualified as Tier 2 regulatory capital.  Additionally, the $45.0 million in subordinated debt that was obtained to finance the February 2008 acquisition qualified as Tier 2 regulatory capital as of December 31, 2011 and December 31, 2010.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the Trust Preferred Securities.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $6.8 million at December 31, 2011.

The Company has also suspended quarterly cash dividends on its outstanding Series B Preferred Stock issued to Treasury, issued to the U.S. Department of the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividends have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated Series B Preferred Stock dividends totaled $5.2 million at December 31, 2011.

Under the terms of the subordinated debentures relating to the Trust Preferred Securities, the Company is allowed to defer payments of interest for 20 quarterly periods on the Trust Preferred Securities without default or penalty, but such amounts are cumulative and will continue to accrue.  Under the terms of the Series B

Preferred Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  While the cumulative dividend payments on the Series B Preferred Stock may be deferred without default, the Company has not paid dividends for an aggregate of six quarters, whether or not consecutive, and the holder has the right to appoint representatives to the Company’s board of directors.  The Treasury has sent an observer to the Company’s board of directors and has indicated that it intends to appoint two representatives to the board.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  Pursuant to the terms of the Written Agreement discussed above, the Company must seek regulatory approval prior to resuming payments on its subordinated debentures and Series B Preferred Stock.

The Company is limited in its ability to repurchase shares in the future because of restrictions imposed by Treasury as a result of the Company’s participation in the CPP, and such repurchases were limited to amounts associated with the tax liability incurred with the vesting of stock awards under the preexisting equity incentive plan.  The Company repurchased 37,804 shares in 2011, resulting in an increase in treasury stock to 4,592,867 shares as of December 31, 2011.  The repurchase of these shares increased treasury stock by $49,000 or 0.05% to $94.9 million at December 31, 2011.  The Company had repurchased 5,684 shares in 2010, resulting in an increase in treasury stock to 4,555,063 shares as of December 31, 2010.  The repurchase of these shares increased treasury stock by $40,000, or 0.04%, to $94.8 million at December 31, 2010.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding. No options were exercised in the year ended December 31, 2011 and 2010.  Return on average equity was (8.15%) and (61.79%) in 2011 and 2010.

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies are evaluated.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  In addition to the regulatory capital ratios disclosed above, information regarding capital levels and minimum required levels can be found in Note 19 and Note 24 of the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,123,298	$—	$—	$—	$1,123,298
Certificates of deposit	393,237	157,946	66,300	—	617,483
Securities sold under repurchase agreements	901	—	—	—	901
Junior subordinated debentures	—	—	—	58,378	58,378
Subordinated debt	—	—	—	45,000	45,000
Notes payable and other borrowings	—	—	—	500	500
Purchase obligations	867	217	—	—	1,084
Automatic teller machines (“ATM’s”) leases	59	31	8	—	98
Operating leases	81	108	84	115	388
Nonqualified voluntary deferred compensation plan	80	83	321	940	1,424
Total	$1,518,523	$158,385	$66,713	$104,933	$1,848,554

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. We have made an attentive effort to estimate such payments, where applicable. Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2011.  Our management has used the information available to make the estimations necessary to value the related purchase obligations.  In 2009, we incurred new long-term obligations under our Series B Preferred Stock issued to Treasury.  See Note 24 of the Notes to the consolidated financial statements provided in Part II, Item 8, “Financial Statements and Supplementary Data” for a discussion of the Company’s Series B Preferred Stock.

We also enter into derivative contracts, which include contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates.  Derivative contracts are carried at fair value on the consolidated balance sheet as disclosed in Note 23 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts change daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2011, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management are held in the investment advisory company.  In addition, assets under management and assets under custody are held in fiduciary or custodial capacity for our clients.  In accordance with U. S. Generally Accepted Accounting Principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit including performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 18 of the Notes to Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2011:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$9,206	$7,066	$1,119	$188	$17,579
Revolving open end residential	12,544	29,857	27,599	56,507	126,507
Other	114,734	4,887	21	119	119,761
Financial standby letters of credit (borrowers)	2,790	47	—	—	2,837
Performance standby letters of credit (borrowers)	7,649	905	—	—	8,554
Commercial letters of credit (borrowers)	375	—	—	—	375
Financial standby letters of credit (others)	550	—	—	—	550
Performance standby letters of credit (others)	2,324	—	—	—	2,324
Total	$150,172	$42,762	$28,739	$56,814	$278,487

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Liquidity and market risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in, and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company continually monitors its cash position and borrowing capacity as well as performs monthly stress tests of contingency funding as part of its liquidity management process.  In the first quarter of 2011, management expanded the methodology for stress testing of liquidity for contingency funding purposes to include tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management and the Company’s Board of Directors monthly.

Net cash inflows from operating activities were $29.3 million during 2011, compared with net cash inflows of $69.2 million in 2010.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflow for 2011 and 2010.  Interest received, net of interest paid, combined with changes in provision for loan losses, and other assets and liabilities were a source of inflow for 2011 and 2010.  The Company did not record an income tax benefit for the year ended December 31, 2011, despite an $6.5 million pre-tax loss during the year, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash inflows from investing activities were $95.9 million in 2011, compared to $317.9 million in 2010.  Consistent with management’s deleverage strategy in 2011, securities transactions accounted for a net outflow of $159.9 million, net principal received on loans accounted for net inflows of $216.5 million, and proceeds from the sales of OREO assets accounted for inflows of $43.1 million.  In 2010, securities transactions accounted for a net inflow of $79.8 million, and net principal disbursed on loans accounted for net inflows of $222.6 million whereas proceeds from the sale of OREO assets accounted for inflows of $17.1 million.

Net cash outflows from financing activities in 2011, were $173.1 million compared with $368.2 million in 2010.  Significant cash outflows from 2011 financing activity deleveraging decisions included reductions of $167.7 million in deposits and $4.1 million in other short-term borrowings, which consisted of Treasury Tax & Loan (“TT&L”).  Net reductions in securities sold under repurchase agreements were $1.1 million.  Significant cash outflows from financing activities in 2010 included reductions of $297.7 million in deposits and $50.9 million in other short-term borrowings, which consisted primarily of FHLB advances.  Net reductions in securities sold under repurchase agreements were $16.4 million during 2010.

Interest rate risk

As part of its normal operations, the Company is subject to interest-rate risk on the assets it invests in (primarily loans and securities) and the liabilities it funds (primarily customer deposits and borrowed funds), as well as its ability to manage such risk.  Fluctuations in interest rates may result in changes in the fair market values of the Company’s financial instruments, cash flows, and net interest income.  Like most financial institutions, the Company has an exposure to changes in both short-term and long-term interest rates.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures at December 31, 2011, and December 31, 2010, are outlined in the table below.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 23 of the financial statements included in this annual report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Compared to December 31, 2010, the Company had somewhat greater earnings at risk exposure to falling interest rates and less exposure to rising rates.  This was largely due to balance sheet changes that occurred during the year, particularly relating to an overall reduction in fixed rate loans and an increase in shorter term investment securities.  Federal Funds rates and the Bank’s prime rate were stable throughout the quarter at 0.25% and 3.25%, respectively.

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
December 31, 2011
Dollar change	N/A	N/A	$(1,172)	$1,196	$2,327	$4,628
Percent change	N/A	N/A	-2.0%	+2.1%	+4.0%	+8.0%

December 31, 2010
Dollar change	N/A	N/A	$202	$500	$981	$2,087
Percent change	N/A	N/A	+0.3%	+0.7%	+1.4%	+3.0%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Effects of inflation

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate.  While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate.  Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment.  The Company seeks to insulate itself from interest rate volatility by ensuring that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.

Item 8. Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
Assets
Cash and due from banks	$2,692	$28,584
Interest bearing deposits with financial institutions	48,257	69,492
Federal funds sold	—	682
Cash and cash equivalents	50,949	98,758
Securities available-for-sale	307,564	148,647
Federal Home Loan Bank and Federal Reserve Bank stock	14,050	13,691
Loans held-for-sale	12,806	10,655
Loans	1,368,985	1,690,129
Less: allowance for loan losses	51,997	76,308
Net loans	1,316,988	1,613,821
Premises and equipment, net	50,477	54,640
Other real estate owned	93,290	75,613
Mortgage servicing rights, net	3,487	3,897
Core deposit and other intangible asset, net	4,678	5,525
Bank-owned life insurance (BOLI)	52,595	50,966
Other assets	34,534	47,708
Total assets	$1,941,418	$2,123,921

Liabilities
Deposits:
Noninterest bearing demand	$361,963	$330,846
Interest bearing:
Savings, NOW, and money market	761,335	782,116
Time	617,483	795,566
Total deposits	1,740,781	1,908,528
Securities sold under repurchase agreements	901	2,018
Other short-term borrowings	—	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	21,856	21,398
Total liabilities	1,867,416	2,039,963

Commitments and contingencies (see note 18)	$—	$—
Stockholders’ Equity
Preferred stock, ($1.00 par value; authorized 300,000 shares at December 31, 2011; series B, 5% cumulative perpetual, 73,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, $1,000 liquidiation value)	70,863	69,921
Common stock, $1.00 par value; authorized 60,000,000 shares; issued 18,627,858 in 2011 and 18,466,538 in 2010, outstanding 14,034,991 in 2011 and 13,911,475 in 2010	18,628	18,467
Additional paid-in capital	65,999	65,209
Retained earnings	17,107	28,335
Accumulated other comprehensive loss	(3,702)	(3,130)
Treasury stock, at cost, 4,592,867 shares in 2011 and 4,555,063 shares in 2010	(94,893)	(94,844)
Total stockholders’ equity	74,002	83,958
Total liabilities and stockholders’ equity	$1,941,418	$2,123,921

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
Interest and dividend income
Loans, including fees	$80,084	$99,297
Loans held-for-sale	342	413
Securities:
Taxable	3,989	4,766
Tax-exempt	487	1,795
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	290	251
Federal funds sold	1	3
Interest bearing deposits	230	156
Total interest and dividend income	85,423	106,681
Interest expense
Savings, NOW and money market deposits	1,579	4,067
Time deposits	14,478	18,795
Securities sold under repurchase agreements	1	28
Other short-term borrowings	—	18
Junior subordinated debentures	4,577	4,309
Subordinated debt	822	838
Notes payable and other borrowings	16	13
Total interest expense	21,473	28,068
Net interest and dividend income	63,950	78,613
Provision for loan losses	8,887	89,668
Net interest and dividend income (expense) after provision for loan losses	55,063	(11,055)
Noninterest income
Trust income	6,817	6,849
Service charges on deposits	8,135	8,563
Secondary mortgage fees	1,055	1,537
Mortgage servicing loss, net of changes in fair value	(341)	(63)
Net gain on sales of mortgage loans	5,458	9,696
Securities gains, net	631	2,727
Increase in cash surrender value of bank-owned life insurance	1,629	1,674
Death benefit including interest realized on bank-owned life insurance	—	943
Debit card interchange income	3,004	2,783
Lease revenue from other real estate owned	3,635	1,760
Net gain on sale of other real estate owned	1,311	614
Litigation related income	—	2,656
Other income	4,674	5,171
Total noninterest income	36,008	44,910
Noninterest expense
Salaries and employee benefits	34,015	36,867
Occupancy expense, net	5,112	5,142
Furniture and equipment expense	5,601	6,196
FDIC insurance	4,854	4,879
General bank insurance	3,320	586
Amortization of core deposit and other intangible assets	847	1,129
Advertising expense	1,106	1,461
Debit card interchange expense	1,424	1,345
Legal fees	4,118	3,236
Other real estate expense	24,356	26,401
Other expense	12,816	13,394
Total noninterest expense	97,569	100,636
Loss before income taxes	(6,498)	(66,781)
Provision for income taxes	—	41,868
Net loss	(6,498)	(108,649)
Preferred stock dividends and accretion of discount	4,730	4,538
Net loss available to common stockholders	$(11,228)	$(113,187)

Basic loss per share	$(0.79)	$(8.03)
Diluted loss per share	(0.79)	(8.03)
Dividends declared per share	—	0.02

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities
Net loss	$(6,498)	$(108,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,073	4,564
Amortization of leasehold improvements	3	129
Change in market value on mortgage servicing rights	1,571	868
Loss on transfer of mortgage servicing rights	—	68
Provision for loan losses	8,887	89,668
Provision for deferred tax expense	—	47,882
Origination of loans held-for-sale	(228,960)	(353,746)
Proceeds from sales of loans held-for-sale	231,420	362,068
Net gain on sales of mortgage loans	(5,458)	(9,696)
Change in current income taxes payable	5,750	9,249
Increase in cash surrender value of bank-owned life insurance	(1,629)	(1,674)
Death claim on bank-owned life insurance	—	893
Change in accrued interest receivable and other assets	7,400	2,781
Change in accrued interest payable and other liabilities	(3,092)	4,789
Net premium amortization on securities	156	435
Securities gains, net	(631)	(2,727)
Amortization of core deposit and other intangible assets	847	1,129
Tax effect on vesting of restricted stock	—	(190)
Stock based compensation	951	1,062
Net gain on sale of other real estate owned	(1,311)	(614)
Net write-down of other real estate owned	15,409	20,888
Loss on transfer of premises to other real estate owned	415	—
Net cash provided by operating activities	29,303	69,177

Cash flows from investing activities
Proceeds from maturities including pay down of securities available-for-sale	56,044	129,479
Proceeds from sales of securities available-for-sale	26,281	111,738
Purchases of securities available-for-sale	(241,867)	(160,808)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(359)	(647)
Net change in loans	216,503	222,638
Investment in other real estate owned	(2,984)	(607)
Proceeds from sales of other real estate owned	43,124	17,079
Net purchases of premises and equipment	(800)	(927)
Net cash provided by investing activities	95,942	317,945

Cash flows from financing activities
Net change in deposits	(167,747)	(297,749)
Net change in securities sold under repurchase agreements	(1,117)	(16,356)
Net change in other short-term borrowings	(4,141)	(50,857)
Dividends paid	—	(3,158)
Purchases of treasury stock	(49)	(40)
Net cash used in financing activities	(173,054)	(368,160)
Net change in cash and cash equivalents	(47,809)	18,962
Cash and cash equivalents at beginning of year	98,758	79,796
Cash and cash equivalents at end of year	$50,949	$98,758

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	2011	2010
Supplemental cash flow information
Income taxe refund	$(5,746)	$(15,076)
Interest paid for deposits	16,751	23,591
Interest paid for borrowings	838	3,064
Non-cash transfer of loans to other real estate owned	71,443	72,159
Non-cash transfer of premises to other real estate owned	472	—
Non-cash transfer of securities available-for-sale to other assets	—	50
Change in dividends declared not paid	3,788	779
Accretion on preferred stock warrants	942	882

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2011 and 2010

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
Balance, December 31, 2009	$18,373	$69,039	$64,431	$141,774	$(1,605)	$(94,804)	$197,208
Comprehensive loss
Net loss	—	—	—	(108,649)	—	—	(108,649)
Change in net unrealized loss on securities available-for-sale net of $991 tax effect	—	—	—	—	(1,525)	—	(1,525)
Total comprehensive loss	—	—	—	—	—	—	(110,174)
Dividends declared, $.02 per share	—	—	—	(281)	—	—	(281)
Change in restricted stock	94	—	(94)	—	—	—	—
Tax effect from vesting of restricted stock	—	—	(190)	—	—	—	(190)
Stock based compensation	—	—	1,062	—	—	—	1,062
Purchase of treasury stock	—	—	—	—	—	(40)	(40)
Preferred dividends declared and accrued (5% per preferred share)	—	882	—	(4,538)	—	—	(3,656)
Adoption of mark to market of mortgage servicing rights	—	—	—	29	—	—	29
Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Comprehensive loss
Net loss	—	—	—	(6,498)	—	—	(6,498)
Change in net unrealized loss on securities available-for-sale net of $528 tax effect	—	—	—	—	(572)	—	(572)
Total comprehensive loss	—	—	—	—	—	—	(7,070)
Change in restricted stock	161	—	(161)	—	—	—	—
Stock based compensation	—	—	951	—	—	—	951
Purchase of treasury stock	—	—	—	—	—	(49)	(49)
Preferred dividends declared and accrued (5% per preferred share)	—	942	—	(4,730)	—	—	(3,788)
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements include Old Second Bancorp, Inc. and its wholly owned subsidiaries Old Second National Bank (“Bank”), subsidiaries Station I, LLC, Station II, LLC, Station III, LLC, Station IV, LLC, Old Second Affordable Housing Fund, LLC and River Street Advisers, LLC which together are referred to as the “Company.”  Inter-company transactions and balances are eliminated in consolidation.

Nature of Operations and Principles of Consolidation:

The Company provides financial services through its offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  Its primary deposit products are checking, NOW, money market, savings and certificate of deposit accounts, and its primary lending products are commercial mortgages, construction lending, commercial loans, residential mortgages, and installment loans.  A major portion of loans are secured by various forms of collateral including real estate, business assets, and consumer property, although borrower cash flow is generally the primary source of repayment at origination.  The Bank also engages in trust operations, which includes wealth management and investment advisory services and provides residential mortgage banking and treasury operation services to business customers.  However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the Chicagoland area.

As of May 5, 2010, River Street Advisers, LLC, an Illinois Company, was formed as a separate, wholly owned subsidiary, of the Bank.  River Street Advisers, LLC provides investment advisory services as part of the expanded product offering of the wealth management unit of the Bank.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America and general banking industry practices, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, valuation of loan servicing rights, valuation of deferred income taxes, valuation of OREO, evaluation of the core deposit intangible impairment, and fair values of financial instruments, which includes derivative contracts, are particularly subject to change.

Statements of Cash Flows: Cash and Cash Equivalents includes cash, deposits with other financial institutions with original maturities under 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and other short-term borrowings.

Interest-Bearing Deposits with Financial Institutions:  Interest-bearing deposits with financial institutions mature within three months and are carried at cost.

Securities: Securities are classified as available-for-sale when they might be sold before maturity.  Securities available-for-sale are carried at fair value, with unrealized holding gains and losses, net of income taxes, reported in accumulated other comprehensive loss.  Interest income includes amortization of purchase premium or discount on a basis that approximates the level yield method.  Realized gains and losses are determined on a trade date basis based on the amortized cost of the specific security sold.

The initial indication of other-than-temporary impairment (“OTTI”) for both debt and equity securities is a decline in fair value below amortized cost.  Quarterly, the impaired securities are analyzed on a qualitative and quantitative basis in determining OTTI.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  In estimating OTTI impairment losses, we consider among other things, (i) the length of time and the extent to which fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether it is more likely than not that we will not have to sell any such securities before an anticipated recovery of cost.

Federal Home Loan Bank and Federal Reserve Bank stock:  The Company owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”).  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  FRB stock is redeemable at par, therefore, market value equals cost.  The FHLBC is a governmental sponsored entity that has been under a regulatory order for a prolonged period that generally requires approval prior to redeeming or paying dividends on their common stock.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLBC.  The Company records dividends in income on the ex-dividend date.

Loans Held-for-Sale: The Bank originates residential mortgage loans, which consist of loan products eligible for sale to the secondary market.  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held-for-sale is determined using quoted secondary market prices.

Mortgage Servicing Rights:  The Bank is also involved in the business of servicing mortgage loans.  Servicing activities include collecting principal, interest, and escrow payments from borrowers, making tax and insurance payments on behalf of the borrowers, monitoring delinquencies and executing foreclosure proceedings, and accounting for and remitting principal and interest payments to the investors.  Mortgage servicing rights represent the right to a stream of cash flows and an obligation to perform specified residential mortgage servicing activities.

Mortgage loans that the Company is servicing for others aggregated to $458.7 million and $427.7 million at December 31, 2011and 2010, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

Servicing rights are recognized separately as assets when they are acquired through sales of loans and servicing rights are retained.  Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.  As of January 1, 2010, the Company adopted a change in accounting policy whereby servicing rights are valued using the fair value option.

Servicing fee income, which is included on the consolidated statements of operations as mortgage servicing loss, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  Servicing fees totaled $1.2 million, and $806,000 for the years ended December 31, 2011 and 2010, respectively.  Late fees and ancillary fees related to loan servicing are not material.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included in mortgage servicing loss on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Advertising Costs: All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Loans: Loans, including lease financing receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, unearned interest, net deferred loan fees and costs, and an allowance for loan losses.  Interest income is reported on the interest method and includes amortization of net deferred loan origination fees and costs over the loan term on a method that approximates the level yield method.  The accrual of interest income is discontinued when full loan repayment is in doubt or when a loan becomes contractually past due by more than 90 days with respect to interest or principal, unless that loan is well secured and in the process of collection.  Consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  When a loan is placed on nonaccrual status, any accrued, unpaid interest is reversed to the related income account.  Interest on nonaccrual loans is not recovered until it is actually paid by the borrower.  Such payments can take the form of lump sums paid by the borrower, or more frequently, periodic installment payments.  When a nonaccrual loan has improved to the point where its collection is no longer in question, payments are applied to recovery of the nonaccrual interest.  As long as any question remains as to the collection of the loan, payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio.  Determining the amount of the allowance for loan losses is inherently subjective, because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  Additions to the allowance for loan losses are expensed through the provision for loan losses and reductions in the allowance for loan losses are credited to the provision for loan losses.  Loans believed by management to be uncollectible are charged against the allowance for loan losses and recoveries of previously charged-off loans are credited to the allowance for loan losses.  Management estimates the allowance balance required using various risk factors including, but not limited to, past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, volume trends in delinquencies and nonaccruals, economic conditions, and other factors.

The methodology for determining the appropriate level of the allowance for loan losses consists of three components: (i) specific reserves established for expected losses resulting from analysis developed through specific credit allocations on individual impaired loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loan loss experience for each loan category; and (iii) reserves based on general, current economic conditions as well as specific economic factors believed to be relevant to the markets in which the Company operates.  Management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses inherent in the loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all contractual principal or interest due according to the original terms of the agreement.  Impaired loans are measured based on the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value of underlying collateral, if the loan is collateral dependent.  Payments received on impaired loans are generally reported as principal reductions.  Loans, for which the borrower is experiencing financial difficulties, and for which the terms have been modified using concessionary terms, are considered troubled debt restructurings and classified as impaired.  Unless a restructured loan is considered collateral dependent, troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

The general component covers nonimpaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company based upon a five year rolling quarterly adjustment with heavier weighting upon the most recent quarters.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and/or local economic trends and conditions; industry conditions; and effects of changes in credit concentrations, if any.  The following portfolio segments have been identified and additional information on loan segments and credit quality ratings are found in Notes 4 and 5 to the consolidated financial statements contained in this report.

Commercial and Industrial Loans - Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial Real Estate Loans - Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Residential Real Estate Loans - These are loans that are extended to purchase or refinance 1 – 4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1 – 4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower, or may be investment properties of the borrower.

Real Estate Construction & Development Loans - The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Consumer Loans - Consumer loans include loans extended primarily for consumer and household purposes, although they may include very small business loans for the purchase of vehicles and equipment to a single-owner enterprise, and could include business purpose lines of credit if made under the terms of a small business product whose features and underwriting criteria are specified in advance by the Loan Committee.  These also include overdrafts and other items not captured by the definitions above.

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located within Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  These banking centers surround the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within its market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories represented 91.5% and 89.2% of the portfolio at December 31, 2011 and 2010, respectively.  Management’s compliance with credit risk requirements and other regulatory matters with the OCC are discussed in Note 19 to the consolidated financial statements in this report.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed over estimated useful lives of ten to forty years for premises and five to seven years for furniture and equipment principally by the use of straight-line depreciation methods for book purposes, while accelerated depreciation is used for income tax purposes.  Leasehold improvements are amortized over the shorter of the anticipated lease term, including anticipated renewals, or the life of the improvement.  When property is retired or otherwise disposed of, the stated amount, net of sale proceeds in the event of a sale of assets, is recognized as a gain or loss at the time of disposal.  Expenditures for maintenance and repairs are expensed as incurred, and expenditures for major renovations that extend the useful life of the asset are capitalized.

Other Real Estate Owned: Assets acquired in settlement of loans are recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the allowance for loan losses.  If fair value declines after acquisition, a valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant cost basis would not exceed the cost basis established at transfer to OREO.  OREO properties are valued at the lower of cost or estimated market less costs subsequent to acquisition.  Operating costs after acquisition are also expensed.

Core Deposit Intangible:  The core deposit intangible, is amortized over its useful life.  They were initially measured at fair value and are amortized on an accelerated method over their estimated useful lives of twelve years.  These are also evaluated for impairment and impairment, if needed, would be recorded to earnings.

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, which are primarily issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Trust Assets and Fees: Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets because such amounts are not assets of the Company.  Income from trust fees is recorded on an accrual basis and is included as a component of noninterest income.

Bank-Owned Life Insurance: The Company has purchased life insurance policies on certain employees and is the owner and beneficiary of the policies.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

ASC Topic 325, “Investments-Other”, Sub-Topic 325-30, “Investments in Insurance Contracts” provides guidance on accounting for purchases of life insurance and addresses subsequent measurement.  ASC Topic 325 requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, ASC Topic 325 requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy.  There are no contractual restrictions impeding the Company’s ability to surrender these policies.

Long-term Incentive Plan: Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the income statement.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as an increase to additional paid-in capital.  Although technically allowed in the plan document, management has not issued shares from treasury in the periods presented in the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.  A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized.  Changes in valuation allowances are recorded as a component of income tax expense if needed.  A deferred tax asset associated with a net unrealized gain or loss on available for sale investment securities are separately evaluated by management from the Company’s other deferred tax assets.  Due to the implicit recovery of the book basis of the underlying debt securities along with management’s intent and ability to hold the security to recovery or maturity, if necessary, no valuation allowance on this specific deferred tax asset has been determined necessary.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois.  The Company is in the middle of examinations by taxing authorities for the year 2010 for federal returns and the years 2008 and 2009 for state of Illinois returns.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  Income tax expenses and benefits are discussed in detail in Note 13 of this report.  The Company did not have any material amounts accrued for interest and penalties at either December 31, 2011, or December 31, 2010.

Earnings Per Share: Basic earnings per share represent net loss divided by the weighted-average number of common shares outstanding during the year.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  In addition, diluted earnings per common share includes the dilutive effects of additional potential common shares issuable under stock options, computed based on the treasury stock method using the average market price for the period.  Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the consolidated financial statements.

Treasury Stock: Shares of the Company may be acquired for reissuance in connection with stock option plans, for future stock dividend declarations, and for general corporate purposes.  Treasury shares acquired are recorded at cost.  Treasury stock issued is valued based on the “last in, first out” method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Mortgage Banking Derivatives:  From time to time, the Company enters into mortgage banking derivatives such as forward contracts and interest rate lock commitments in the ordinary course of business.  These derivatives may be designated as fair value hedges of loans held-for-sale.  Accordingly, both the derivatives and the hedged loans held-for-sale are carried at fair value with the changes in fair value recorded in current earnings.  The net gain or loss on mortgage banking derivatives is included in gain on sale of loans.

Derivative Financial Instruments:  The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps.  Under accounting guidance all derivative instruments are recorded on the balance sheet, as either an other asset or other liability, at fair value.  The accounting for the gain or loss resulting from changes in fair value depends on the intended use of the derivative.  For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings, together with the offsetting loss or gain on the hedged item.  This results in an earnings impact only to the extent that the hedge is not completely effective in achieving offsetting changes in fair value.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative are deferred and reported as a component of accumulated other comprehensive income, which is a component of shareholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in non-interest income/expense.  Counterparty risk with correspondent banks is considered through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  The credit valuation reserve recorded on customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Comprehensive Income (Loss):  Comprehensive income (loss) is the total of net income (loss) and certain other items that are charged or credited to stockholders’ equity.  The Company includes changes in unrealized gains or losses, net of tax, on securities available-for-sale and the effective portion of a derivative used to hedge cash flows associated with a forecasted transaction in other comprehensive income (loss).  Comprehensive income (loss) is presented in the Consolidated Statement of Changes in Stockholders’ Equity and accumulated other comprehensive income (loss) is reported in the Consolidated Balance Sheets.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe that there are currently such matters that will have a material effect on the financial statements.

Variable Interest Entity: The Financial Accounting Standards Board (“FASB”) revised the guidance now found in ASC Topic 810 “Consolidation”, to include consolidation of variable interest entities.  ASC Topic 810, as revised in December 2003, changed the accounting model for consolidation from one based on consideration of control through voting interests.  The determination of whether to consolidate an entity now considers whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners of that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, and whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.  The Company applied the provisions of revised ASC Topic 810 to Old Second Capital Trust I and Old Second Capital Trust II, two wholly-owned subsidiary trusts that have issued capital securities to third-party investors.  As a result, Old Second Capital Trust I and II are unconsolidated subsidiaries of the Company.  The issuance of trust-preferred securities through this trust subsidiary is discussed further in Note 12 of this report.

Segment Reporting: Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  Public companies are required to report certain financial information about operating segments.  The Company’s chief operating decision maker evaluates the operations of the Company as one operating segment, Community Banking.  As a result, disclosure of separate segment information is not required.  The Company offers the following products and services to external customers: deposits, loans and trust services, including investment advisory.  Revenues for each of these products and services are disclosed separately in the consolidated statements of operations.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, and are more fully disclosed in Note 21 of this report.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve was required to meet regulatory reserve and clearing requirements.  Balances in excess of the Company’s clearing balance, which was $575,000 at both December 31, 2011 and 2010 are eligible to earn a statutory rate of interest.

Reclassifications:  Certain items in prior year financial statements were reclassified to conform to the current presentation.

New Accounting Pronouncements:  In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310)”A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  Because of inconsistencies in practice and the increased volume of debt modifications, ASU No. 2011-02, amends ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, to provide additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring.  This pronouncement also set the effective date for the troubled debt restricted loan disclosures established in ASU 2010-20 which was previously deferred.  The effective date is for the first interim or annual period beginning on or after June 15, 2011, to be applied retrospectively to restructurings taking place on or after the beginning of the fiscal year of adoption.  The impact of ASU 2011-02 on the Company’s disclosures has been reflected in Note 4 to this report – Loans and has no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The Company is currently assessing the impact of ASU 2011-04 on its fair value disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Retrospective application of the standard is required.  In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12: “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” in ASU No. 2011-05, to defer the effective date for the part of ASU No. 2011-05 that would require adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements. The changes in ASU No. 2011-05 would have been effective for annual and interim periods beginning on or after December 15, 2011, but those changes are now deferred until FASB can adequately evaluate the costs and benefits of this presentation requirement.

Note 2: Cash and Due from Banks

The Bank is required to maintain reserve balances with the FRB.  In accordance with FRB requirements, the average reserve balances were $10.4 million and $13.1 million, for the years ending December 31, 2011 and 2010, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.  The Bank also has a $3.0 million pledge requirement to a correspondent bank as it relates to credit card processing services.

Note 3: Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity and income needs of the Company.  While the portfolio serves as an important component of the overall liquidity management at the Bank, portions of the portfolio will also serve as income producing assets.  The size of the portfolio will reflect liquidity needs, loan demand and interest income objectives.

Portfolio size and composition may be adjusted from time to time.  While a significant portion of the portfolio will always consist of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

Investments are comprised of debt securities and non-marketable equity investments.  All debt securities are classified as available-for-sale and may be sold under our management and asset/liability management strategies.  Securities available-for-sale are carried at fair value.  Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity.  This balance sheet component will change as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.

Non-marketable equity investments include FHLBC stock, Federal Reserve stock and various other equity securities.  FHLBC stock was recorded at a value of $9.3 million at December 31, 2011, unchanged from December 31, 2010.  FRB stock was recorded at $4.8 million at December 31, 2011, up from $4.4 million at year-end 2010.  Our FHLB stock is necessary to maintain our program of access to FHLB advances.  Management at the Bank evaluated the October 17, 2011, FHLBC Capital Plan and determined the best overall course was to accept the stock conversion as of January 1, 2012.  Subsequently, Management redeemed excess stock the Bank held with the FHLBC reducing the value of stock held to $7.8 million at February 15, 2012.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2011
U.S. Treasury	$1,501	$23	$—	$1,524
U.S. government agencies	43,112	286	—	43,398
U.S. government agency mortgage-backed	152,473	1,553	(19)	154,007
States and political subdivisions	12,152	1,657	—	13,809
Corporate Bonds	32,357	14	(982)	31,389
Collateralized mortgage obligations	25,616	242	(736)	25,122
Asset-backed securities	28,755	—	(414)	28,341
Collateralized debt obligations	17,892	—	(7,918)	9,974
	$313,858	$3,775	$(10,069)	$307,564

2010
U.S. Treasury	$1,501	$20	$—	$1,521
U.S. government agencies	37,810	117	(501)	37,426
U.S. government agency mortgage-backed	75,257	1,475	(1)	76,731
States and political subdivisions	17,538	579	(263)	17,854
Collateralized mortgage obligations	3,817	179	—	3,996
Collateralized debt obligations	17,869	—	(6,796)	11,073
Equity securities	49	4	(7)	46
	$153,841	$2,374	$(7,568)	$148,647

During the twelve months ended December 31, 2011, we added $158.9 million to the available-for-sale portfolio (net of payoffs, maturities, amortization and accretion).  This change is largely found in the U.S. government agency mortgage-backed, corporate bonds and asset-backed securities components.

Securities valued at $40.9 million as of December 31, 2011 (down from to $83.3 million at year-end 2010) were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2011 by contractual maturity, were as set forth below. Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations (“CDO”) are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$473	4.36%	$480
Due after one year through five years	60,964	2.21%	60,378
Due after five years through ten years	14,933	3.13%	15,779
Due after ten years	12,752	4.63%	13,483
	$89,122	2.72%	$90,120
Mortgage-backed and collateralized mortgage obligations	178,089	1.96%	179,129
Asset-backed	28,755	1.68%	28,341
Collateralized debt obligations	17,892	1.80%	9,974
	$313,858	2.14%	$307,564

At December 31, 2011 and 2010, CDO held, as issued by Trapeza CDO XIII, Ltd, were greater than 10% of stockholders’ equity. Additional detailed information related to these securities is provided below.  At December 31, 2011 and 2010, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, greater than 10% of stockholders’ equity

Securities with unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
2011	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agency mortgage-backed	4	$19	$27,935	—	$—	$—	4	$19	$27,935
Corporate bonds	11	982	28,605	—	—	—	11	982	28,605
Collateralized mortgage obligations	3	736	9,032	—	—	—	3	736	9,032
Asset-backed securities	4	414	28,341	—	—	—	4	414	28,341
Collateralized debt obligations	—	—	—	2	7,918	9,974	2	7,918	9,974
	22	$2,151	$93,913	2	$7,918	$9,974	24	$10,069	$103,887

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
2010	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	6	$501	$26,309	—	$—	$—	6	$501	$26,309
U.S. government agency mortgage-backed	1	1	462	—	—	—	1	1	462
States and political subdivisions	3	182	3,323	1	81	533	4	263	3,856
Collateralized debt obligations	—	—	—	2	6,796	11,073	2	6,796	11,073
Equity securities	—	—	—	1	7	41	1	7	41
	10	$684	$30,094	4	$6,884	$11,647	14	$7,568	$41,741

In determining when OTTI exists for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security, or more likely than not will be required to sell the debt security, before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Recognition of OTTI was not necessary in the years ended December 31, 2011 or 2010.  The changes in fair values related more to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled collateralized debt obligations decreased slightly from 28.5% at December 31, 2010 to 28.4% at December 31, 2011.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDO, which also impacted market pricing for the periods presented.  In the case of the CDO fair value measurement, management supplemented its assessment with a third party discounted cash flow analysis, and included a risk premium adjustment as of both December 31, 2010 and 2011, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management estimated that the present value of cash flows would allow the Bank to recover the amortized cost of those securities.  Management made the risk premium adjustment initially because the level of market activity for the CDO security had continued to decrease and information on orderly transaction sales was not generally available.  Accordingly, management has designated this security as a level 3 security as described in Note 22.  Management does not have the intent to sell the above securities and it is more likely than not that the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDO, Trapeza CDO XIII, Ltd, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.  This CDO was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
December 31, 2011
Class A1	$9,136	$5,584	$(3,552)	CCC+	63	$212,750	28.4%	$181,630	24.2%
Class A2A	8,756	4,390	(4,366)	CCC-	63	212,750	28.4%	84,630	11.3%
	$17,892	$9,974	$(7,918)

December 31, 2010
Class A1	$9,241	$5,916	$(3,325)	CCC+	63	$213,750	28.5%	$175,928	23.5%
Class A2A	8,628	5,157	(3,471)	CCC-	63	213,750	28.5%	78,928	10.5%
	$17,869	$11,073	$(6,796)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of December 31, 2011, and December 31, 2010. The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of December 31, 2011, and December 31, 2010

	Years ended December 31,
	2011	2010
Proceeds from sales of securities	$26,281	$111,738
Gross realized gains on securities	738	2,928
Gross realized losses on securities	(107)	(201)
Securities gains, net	$631	$2,727
Income tax expense on net realized gains	$258	$1,079

Note 4: Loans

Major classifications of loans at December 31 were as follows:

	2011	2010
Commercial	$98,099	$149,552
Real estate - commercial	704,492	821,101
Real estate - construction	71,436	129,601
Real estate - residential	477,200	557,635
Consumer	3,789	4,949
Overdraft	457	739
Lease financing receivables	2,087	2,774
Other	11,498	24,487
	$1,369,058	$1,690,838
Net deferred loan fees and costs	(73)	(709)
	$1,368,985	$1,690,129

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 91.5% and 89.2% of the portfolio at December 31, 2011, and December 31, 2010, respectively.  In spite of this increase, the Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Consent Order with the Bank and the OCC.  Consistent with that commitment, management has updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as a result of that process.  Regulatory and Capital matters including the Consent Order are discussed in more detail in Note 19 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans as of December 31, 2011 and December 31, 2010 were as follows:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$161	$20	$—	$181	$98,840	$1,165	$100,186	$—
Real estate - commercial
Owner occupied general purpose	912	—	—	912	137,250	12,744	150,906	—
Owner occupied special purpose	—	39	—	39	172,624	16,564	189,227	—
Non-owner occupied general purpose	471	—	318	789	147,099	12,893	160,781	318
Non-owner occupied special purpose	—	—	—	—	107,425	1,814	109,239	—
Retail properties	—	—	—	—	42,535	15,897	58,432	—
Farm	197	—	—	197	34,136	1,574	35,907	—
Real estate - construction								—
Homebuilder	—	—	—	—	8,725	10,193	18,918	—
Land	—	—	—	—	7,976	2,025	10,001	—
Commercial speculative	—	669	—	669	5,154	14,217	20,040	—
All other	—	74	—	74	17,714	4,689	22,477	—
Real estate - residential								—
Investor	338	3,562	—	3,900	162,101	15,111	181,112	—
Owner occupied	3,414	573	—	3,987	119,266	15,059	138,312	—
Revolving and junior liens	1,525	166	—	1,691	153,244	2,841	157,776	—
Consumer	8	—	—	8	3,781	—	3,789	—
All other	—	—	—	—	11,882	—	11,882	—
	$7,026	$5,103	$318	$12,447	$1,229,752	$126,786	$1,368,985	$318

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$375	$391	$216	$982	$147,676	$3,668	$152,326	$216
Real estate - commercial
Owner occupied general purpose	1,156	2	—	1,158	158,189	18,610	177,957	—
Owner occupied special purpose	897	—	328	1,225	181,845	25,987	209,057	328
Non-owner occupied general purpose	884	499	—	1,383	148,406	25,623	175,412	—
Non-owner occupied special purpose	—	—	—	—	104,791	11,612	116,403	—
Retail properties	—	—	—	—	74,564	24,374	98,938	—
Farm	148	999	—	1,147	41,446	741	43,334	—
Real estate - construction
Homebuilder	217	—	—	217	14,676	22,001	36,894	—
Land	—	586	—	586	12,324	20,617	33,527	—
Commercial speculative	—	—	—	—	21,603	14,881	36,484	—
All other	65	73	—	138	16,545	6,013	22,696	—
Real estate - residential
Investor	2,221	—	469	2,690	200,011	21,223	223,924	469
Owner occupied	4,450	656	—	5,106	139,457	15,309	159,872	—
Revolving and junior liens	284	6	—	290	171,990	1,559	173,839	—
Consumer	9	2	—	11	4,931	7	4,949	—
All other	—	—	—	—	24,517	—	24,517	—
	$10,706	$3,214	$1,013	$14,933	$1,462,971	$212,225	$1,690,129	$1,013

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Additional details and discussion related to past due, nonaccrual and restructured loans is found in the “Provision for Loan Losses” section of the “Management Discussion and Analysis” section of this report.  The Bank had no commitments to any borrower whose loans were classified as impaired at December 31, 2011

Credit Quality Indicators:

The Company categorizes loans into Credit risk categories based on current financial information, overall debt service coverage, comparison against industry averages, historical payment experience, and current economic trends.  Each loan and loan relationship is examined.  This analysis includes loans with outstanding loans or commitments greater than $50,000 and excludes homogeneous loans such as home equity line of credit and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.  Loans listed as not rated have outstanding loans or commitments less than $50,000 or are included in groups of homogeneous loans.

Credit Quality Indicators by class of loans as of December 31, 2011 and December 31, 2010 were as follows:

December 31, 2011	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$94,456	$3,350	$2,380	$—	$100,186
Real estate - commercial
Owner occupied general purpose	115,175	11,695	24,036	—	150,906
Owner occupied special purpose	154,650	5,254	29,323	—	189,227
Non-owner occupied general purpose	102,178	19,292	39,311	—	160,781
Non-owner occupied special purpose	85,931	6,017	17,291	—	109,239
Retail properties	26,391	11,660	20,381	—	58,432
Farm	26,629	5,605	3,673	—	35,907
Real estate - construction
Homebuilder	4,206	2,905	11,807	—	18,918
Land	3,755	3,032	3,214	—	10,001
Commercial speculative	1,306	—	18,734	—	20,040
All other	17,448	303	4,726	—	22,477
Real estate - residential
Investor	119,494	28,478	33,140	—	181,112
Owner occupied	118,658	271	19,383	—	138,312
Revolving and junior leins	151,928	821	5,027	—	157,776
Consumer	3,776	—	13	—	3,789
All other	10,755	1,127	—	—	11,882
Total	$1,036,736	$99,810	$232,439	$—	$1,368,985

December 31, 2010	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$130,564	$4,122	$17,640	$—	$152,326
Real estate - commercial
Owner occupied general purpose	127,527	6,633	43,797	—	177,957
Owner occupied special purpose	143,165	9,762	56,130	—	209,057
Non-owner occupied general purpose	126,316	5,414	43,682	—	175,412
Non-owner occupied special purpose	91,737	—	24,666	—	116,403
Retail properties	48,661	8,304	41,973	—	98,938
Farm	30,812	—	12,522	—	43,334
Real estate - construction
Homebuilder	6,470	2,780	27,644	—	36,894
Land	9,327	3,036	21,164	—	33,527
Commercial speculative	15,937	567	19,980	—	36,484
All other	15,024	—	7,672	—	22,696
Real estate - residential
Investor	166,465	15,487	41,972	—	223,924
Owner occupied	132,833	545	26,494	—	159,872
Revolving and junior leins	168,596	599	4,644	—	173,839
Consumer	4,793	62	94	—	4,949
All other	24,376	141	—	—	24,517
Total	$1,242,603	$57,452	$390,074	$—	$1,690,129

(1) The substandard credit quailty indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of December 31, 2011 were as follows:

				Year to date
				December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$512	$560	$—	$271	$—
Commercial real estate
Owner occupied general purpose	4,759	6,538	—	5,632	—
Owner occupied special purpose	12,606	15,862	—	11,659	—
Non-owner occupied general purpose	8,301	11,734	—	9,659	218
Non-owner occupied special purpose	1,380	1,545	—	2,563	—
Retail properties	4,586	5,920	—	7,416	—
Farm	1,078	1,198	—	910	—
Construction
Homebuilder	10,672	17,643	—	15,540	134
Land	2,025	6,222	—	5,799	—
Commercial speculative	9,549	27,134	—	9,629	—
All other	4,309	6,576	—	4,979	—
Residential
Investor	2,981	11,927	—	7,594	—
Owner occupied	11,880	13,487	—	13,552	99
Revolving and junior liens	1,489	1,693	—	1,231	—
Consumer	—	—		4	—
Total impaired loans with no recorded allowance	76,127	128,039	—	96,438	451
With an allowance recorded
Commercial	653	740	392	2,144	—
Commercial real estate
Owner occupied general purpose	7,985	8,291	1,397	10,045	—
Owner occupied special purpose	3,958	5,448	407	9,616	—
Non-owner occupied general purpose	8,397	9,942	2,187	11,501	—
Non-owner occupied special purpose	434	437	98	4,375	—
Retail properties	11,311	12,389	3,506	12,719	—
Farm	496	496	28	248	—
Construction
Homebuilder	2,204	2,816	376	4,149	—
Land	—	—	—	5,522	—
Commercial speculative	4,668	5,371	1,683	4,920	—
All other	380	422	225	373	—
Residential
Investor	12,287	12,844	1,808	10,909	13
Owner occupied	8,373	9,762	626	9,316	164
Revolving and junior liens	1,352	1,656	321	969	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	62,498	70,614	13,054	86,806	177
Total impaired loans	$138,625	$198,653	$13,054	$183,244	$628

Impaired loans by class of loan as of December 31, 2010 were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$31	$994	$—
Commercial real estate
Owner occupied general purpose	6,505	7,238	—
Owner occupied special purpose	10,713	12,935	—
Non-owner occupied general purpose	11,017	15,030	—
Non-owner occupied special purpose	3,745	6,621	—
Retail properties	10,247	15,354	—
Farm	741	862	—
Construction
Homebuilder	20,409	34,569	—
Land	9,572	20,234	—
Commercial speculative	9,710	26,650	—
All other	5,648	8,227	—
Residential
Investor	12,207	16,750	—
Owner occupied	15,224	16,749	—
Revolving and junior leins	973	1,010	—
Consumer	7	14
Total impaired loans with no recorded allowance	116,749	183,237	—
With an allowance recorded
Commercial	3,635	3,671	1,349
Commercial real estate
Owner occupied general purpose	12,105	14,912	1,742
Owner occupied special purpose	15,274	18,886	3,933
Non-owner occupied general purpose	14,606	16,946	6,063
Non-owner occupied special purpose	8,315	8,615	1,560
Retail properties	14,127	15,215	1,769
Farm	—	—	—
Construction
Homebuilder	6,093	9,291	1,020
Land	11,045	11,523	978
Commercial speculative	5,171	8,363	1,674
All other	366	502	25
Residential
Investor	9,532	10,441	1,520
Owner occupied	10,259	10,589	1,096
Revolving and junior leins	585	664	258
Consumer	—	—	—
Total impaired loans with a recorded allowance	111,113	129,618	22,987
Total Impaired Loans	$227,862	$312,855	$22,987

Troubled debt restructurings (“TDR”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession of principal or interest and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank does participate in the U.S. Department of the Treasury (the “Treasury”)’s Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

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

TDR’s outstanding by class are summarized as follows:

	As of December 31, 2011
	TDR Modifications		TDR Modifications
	Accruing interest		Nonaccrual
	# of contracts	Recorded investment	# of contracts	Recorded investment
Troubled debt restructurings
Commercial	—	$—	1	$17
Real estate - commercial
Owner occupied general purpose	—	—	2	147
Owner occupied special purpose	—	—	2	377
Non-owner occupied general purpose	2	3,805	4	2,488
Non-owner occupied special purpose	—	—	1	434
Real estate - construction
Homebuilder	2	2,683	6	4,474
Land	—	—	1	737
Commercial speculative	—	—	1	65
Real estate - residential
Investor	1	157	6	1,931
Owner occupied	34	5,194	30	5,519
	39	$11,839	54	$16,189

TDR’s that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended 12/31/11
Accruing interest:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - Commercial
Bifurcate(1)	1	1,150	1,137
Real estate - construction
Bifurcate(1)	1	688	688
Real estate - residential
Investor
HAMP(2)	1	306	157
Owner occupied
HAMP(2)	3	515	405
Deferral(3)	2	264	265
	8	$2,923	$2,652

	TDR Modifications
	Twelve months ended 12/31/11
Nonaccrual:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Commercial
Deferral(3)	1	41	17
Real estate - commercial
Deferral(3)	4	2,160	587
Bifurcate(1)	1	400	376
Real estate - construction
Deferral(3)	1	68	66
Real estate - residential
Investor
Deferral(3)	1	1,052	969
	8	$3,721	$2,015

(1) Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

(2) HAMP: Home Affordable Modification Program

(3) Deferral: Refers to the deferral of principal

TDR’s are classified as being in default on a case-by-case when they fail to be in compliance with the modified terms. The following table presents TDR’s that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity
	Twelve Months ending 12/31/11
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment
Commercial	—	—
Real estate - commercial
Owner occupied general purpose	2	1,702
Owner occupied special purpose	—	—
Non-owner occupied general purpose	1	331
Non-owner occupied special purpose	—	—
Retail Properties	—	—
Farm	—	—
Real estate - construction
Homebuilder	—	—
Land	—	—
Commercial speculative	1	68
All other	—	—
Real estate - residential
Investor	2	1,248
Owner occupied	11	1,803
Revolving and junior liens	—	—
Consumer	—	—
All other	—	—
	17	$5,152

The Bank had no commitments to borrowers whose loans were classified as TDR’s at December 31, 2011.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2011	2010
Beginning balance	$6,171	$7,584
New loans	9,306	829
Repayments and other reductions	(9,461)	(1,794)
Change in related party status	(1,698)	(448)
Ending balance	$4,318	$6,171

The decrease in related party loans was related to the retirement of one director.  No loans to principal officers, directors, and their affiliates were past due greater than 90 days at December 31, 2011 or 2010.

Note 5: Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment as of and for the year ending December 31, 2011 were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308
Charge-offs	366	19,576	10,430	10,229	568	—	41,169
Recoveries	173	3,947	1,262	1,807	782	—	7,971
Provision	(1,501)	4,157	(1,239)	7,758	(210)	(78)	8,887
Ending balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997

Ending balance: Individually evaluated for impairment	$392	$7,623	$2,284	$2,755	$—	$—	$13,054
Ending balance: Collectively evaluated for impairment	$4,678	$23,147	$5,653	$3,580	$884	$1,001	$38,943

Financing receivables:
Ending balance	$100,186	$704,492	$71,436	$477,200	$3,789	$11,882	$1,368,985
Ending balance: Individually evaluated for impairment	$1,165	$65,291	$33,807	$38,362	$—	$—	$138,625
Ending balance: Collectively evaluated for impairment	$99,021	$639,201	$37,629	$438,838	$3,789	$11,882	$1,230,360

(1) As of December 31, 2011, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $68.1 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $7.6 million at December 31, 2011.

The Company’s allowance for loan loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within loan portfolio segments, market conditions and established credit review administration practices.

Changes in the allowance for loan losses by segment of loans based on method of impairment as of and for the year ending December 31, 2010 were as follows:

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

Financing Recievables:
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

Note 6: Other Real Estate Owned

Details related to the activity in the net OREO portfolio for the periods presented is itemized in the following table:

	Twelve Months Ended
	December 31,
Other real estate owned	2011	2010
Beginning balance	$75,613	$40,200
Property additions	71,915	72,159
Development improvements	2,984	607
Less:
Property Disposals	41,813	16,465
Period valuation adjustments	15,409	20,888
Other real estate owned	$93,290	$75,613

Activity in the valuation allowance was as follows:

	2011	2010
Balance at beginning of year	$22,220	$5,668
Addition charged to expense	15,114	20,685
Write-downs taken on sales	(14,167)	(4,336)
Other adjustments	295	203
Balance at end of year	$23,462	$22,220

Expenses related to foreclosed assets includes:

	2011	2010
Gain on sales, net	$(1,311)	$(614)
Provision for unrealized losses	15,114	20,685
Operating expenses	9,242	5,716
Less:
Lease revenue	3,635	1,760
	$19,410	$24,027

Note 7: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2011			2010
		Accumulated			Accumulated
	Cost	Depreciation/ Amortization	Net Book Value	Cost	Depreciation/ Amortization	Net Book Value
Land	$18,846	$—	$18,846	$19,651	$—	$19,651
Buildings	46,863	19,577	27,286	46,822	18,417	28,405
Leasehold improvements	74	70	4	250	247	3
Furniture and equipment	43,217	38,876	4,341	42,749	36,168	6,581
	$109,000	$58,523	$50,477	$109,472	$54,832	$54,640

Note 8: Core Deposit Intangible

The core deposit intangible is reviewed for impairment on an annual basis or more often if events or circumstances indicate that it may be impaired.  Management performed a detailed annual review of the core deposit intangible asset as of November 30, 2011.  In addition, management monitors the actual versus the projected amortization of core deposit balances monthly.  Based upon these reviews, management determined there was no impairment of the core deposit asset as of December 31, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the estimated future amortization expense for the core deposit intangible as of December 31, 2011 (in thousands):

Amount
2012	$780
2013	732
2014	679
2015	623
2016	562
Thereafter	1,302
Total	$4,678

Note 9: Mortgage Servicing Rights and Loans Held-for-Sale

Loans held-for-sale at December 31 are as follows:

	2011	2010

Loans held-for-sale	$12,507	$10,670
Fair market value adjustment	299	(15)
Loans held-for-sale, net	$12,806	$10,655

Mortgage loans serviced for others are not reported as assets.  The principal balances of these loans at year-end are as follows:

	2011	2010
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$12,232	$4,466
Federal National Mortgage Association	446,475	423,196
	$458,707	$427,662

Custodial escrow balances maintained in connection with serviced loans were $4.1 million and $3.5 million at December 31, 2011 and 2010, respectively.

Activity for capitalized mortgage servicing rights was as follows:

	2011	2010
Balance at beginning of year	$3,897	$2,470
Fair Value Adjustment	—	9
Additions	1,161	2,354
Mark to Market	(1,571)	(936)
Balance at end of year	$3,487	$3,897

Fair value at December 31, 2011 was determined using a discount rate of 10.0%, prepayment assumptions of 16.0% constant prepayment rate (“CPR”) from a third party risk analytics and consultant vendor, a weighted average delinquency rate of 1.41% and a weighted average foreclosure/bankruptcy rate of 2.20%.  Fair value at December 31, 2010 was determined using a discount rate of 9.75%, prepayment assumptions of 14.7% CPR, a weighted average delinquency rate of 1.51% and a weighted average foreclosure/bankruptcy rate of 1.89%.

Note 10: Deposits

Major classifications of deposits at December 31 were as follows:

	2011	2010
Noninterest bearing demand	$361,963	$330,846
Savings	196,870	180,127
NOW accounts	275,957	304,287
Money market accounts	288,508	297,702
Certificates of deposit of less than $100,000	390,530	491,234
Certificates of deposit of $100,000 or more	226,953	304,332
	$1,740,781	$1,908,528

The above table includes brokered certificates of deposit of less than $100,000 in the amount of $135,000 and $1.8 million and brokered certificates of deposit of $100,000 or more in the amount of $795,000 and $27.3 million as of December 31, 2011, and 2010, respectively.  The Bank continued to comply with the brokered deposit restrictions contained within its previously disclosed Consent Order.  Deposits held by senior officers and directors, including their related interests, totaled $1.8 million and $7.9 million, respectively, as of December 31, 2011, and 2010.

At December 31, 2011, scheduled maturities of time deposits were as follows:

2012	$393,237
2013	94,217
2014	63,729
2015	48,585
2016	17,715
Total	$617,483

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31:

	2011	2010
3 months or less	$65,073	$53,361
Over 3 months through 6 months	27,378	51,602
Over 6 months through 12 months	44,394	50,718
Over 12 months	90,108	148,651
	$226,953	$304,332

Note 11: Borrowings

Borrowings at December 31 are as follows:

	2011	2010
Securities sold under agreement to repurchase agreements	$901	$2,018
Treasury tax and loan(1)	—	4,141
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$104,779	$110,037

(1)Included in other short-term borrowing

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and they are secured by mortgage-backed securities with a carrying amount of $3.7 million at December 31, 2011 essentially unchanged from December 31, 2010.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities at December 31, 2011 and 2010.

The following table is a summary of additional information related to repurchase agreements:

	2011	2010
Average daily balance during the year	$1,957	$14,883
Average interest rate during the year	0.04%	0.19%
Maximum month-end balance during the year	$2,827	$22,578
Weighted average interest rate at year-end	0.03%	0.04%

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  As of December 31, 2011, there were no advances on the FHLBC stock of $9.3 million and collaterized loan balance of $48.4 million.  At December 31, 2010, there were also no advances on the FHLBC stock of $9.3 million and loans totaling $29.3 million.  However, on January 23, 2012, the FHLBC advanced $20 million to the Company at 0.105% interest which matured on February 3, 2012.  This advance was renewed on that date and the new advance matured, without replacement, on March 7, 2012.  The Company has also established borrowing capacity at the FRB that was not used at either December 31, 2011, or 2010.  The Company currently has $86.3 million of borrowing capacity at the FRB at the current secondary rate of 1.25%

As of December 31, 2011, the Federal Reserve discontinued the TT&L depository program and the Company no longer holds these deposits for the Federal Reserve.  As of December 31, 2010, TT&L deposits were $4.1 million.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt, as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portions of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2010 and December 31, 2011.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement described in Note 19, the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At December 31, 2011, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the Senior Debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt (together the “Senior Debt”) by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2011	$901	0.03%	$6,159	0.01%
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
Thereafter	103,878	4.95%	103,878	4.92%
Total	$104,779	4.91%	$110,037	4.64%

Note 12: Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust-preferred securities can remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time thereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  In the second quarter of 2010, the Company commenced an offer to exchange a portion of the trust preferred securities of Old Second Capital Trust I for newly issues shares of common stock of the Company.  The Company announced in the third quarter of 2010 that it had terminated the proposals to exchange shares of its outstanding trust preferred securities for shares of common stock because its Board of Directors determined that consummating the exchange would no longer be in the best interests of the Company and its stockholders due to the decline in the Company’s stock price and the resultant high level of dilution existing stockholders would experience.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock including the TARP Preferred Stock as discussed in Note 24.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the Trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments total $6.8 million at December 31, 2010.

Note 13: Income Taxes

Income tax expense (benefit) for the year ended December 31 was as follows:

	2011	2010
Current federal	$—	$(6,014)
Current state	—	—
Deferred federal	(719)	(17,021)
Deferred state	(5,214)	(4,934)
Deferred tax valuation allowance	5,933	69,837
	$—	$41,868

The following were the components of the deferred tax assets and liabilities as of December 31:

	2011	2010
Allowance for loan losses	$24,361	$33,835
Deferred compensation	628	741
Amortization of core deposit intangible assets	583	535
Goodwill amortization/impairment	18,322	18,950
Stock option expense	1,111	1,128
OREO write downs	10,094	9,194
Federal net operating loss (“NOL”) carryforward	19,810	7,889
State net operating loss (“NOL”) carryforward	9,740	5,089
Deferred tax credit	1,444	1,444
Other assets	408	226
Total deferred tax assets	86,501	79,031

Accumulated depreciation on premises and equipment	(1,265)	(1,465)
Accretion on securities	(37)	(2)
Mortgage servicing rights	(1,538)	(1,637)
State tax benefits	(7,201)	(5,365)
Other liabilities	(690)	(725)
Total deferred tax liabilities	(10,731)	(9,194)
Net deferred tax asset before valuation allowance	75,770	69,837
Tax benefit on net unrealized losses on securities	2,592	2,064
Valuation allowance	(75,770)	(69,837)
Net deferred tax asset	$2,592	$2,064

At December 31, 2011, the Company had $56.6 million federal net operating loss carryforward of which, $25.3 million expires in 2030 and $31.3 million expires in 2031.  The Company had $102.5 million state net operating loss carryforward of which, $29.2 million expires in 2024, $43.5 million expires in 2025, and $29.8 million expires in 2026.  In addition, the Company had $1.4 million alternative minimum tax credit that can be carried forward indefinitely.

The components of the provision for deferred income tax expense (benefit) were as follows:

	2011	2010
Provision for loan losses	$9,474	$(5,652)
Deferred Compensation	113	57
Amortization of core deposit intangible assets	(48)	(37)
Stock option expense	17	(172)
OREO write downs	(900)	(6,938)
Federal net operating loss carryforward	(11,921)	(7,889)
State net operating loss carryforward	(4,651)	(3,079)
Deferred tax credit	—	(1,444)
Depreciation	(200)	(956)
Net premiums and discounts on securities	35	(22)
Mortgage servicing rights	(99)	597
Goodwill amortization/impairment	628	1,540
State tax benefits	1,836	1,665
Valuation allowance	5,933	69,837
Other, net	(217)	375
Total expense	$—	$47,882

Effective tax rates differ from federal statutory rates applied to financial statement loss due to the following:

	2011	2010
Tax at statutory federal income tax rate	$(2,274)	$(23,374)
Nontaxable interest income, net of disallowed interest deduction	(216)	(643)
BOLI income	(570)	(914)
State income taxes, net of federal benefit	(434)	(3,207)
Change in valuation allowance	5,933	69,837
Deficiency from restricted stock	346	—
Impact of Illinois tax rate change	(2,991)	—
Other, net	206	169
Tax at effective tax rate	$—	$41,868

The Illinois corporate tax rate for income earned on or after January 1, 2011 was increased and the impact on deferred tax assets including any valuation reserve was adjusted at that time.  Corporate tax rates rose from 7.3% to 9.5%, inclusive of the Illinois personal property replacement tax of 2.5%, for income earned from January 1, 2011, through December 31, 2014.

Note 14: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt pension plan qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) plan.  Pursuant to the plan amendment for 2011 and beyond, the Company will make matching contributions to the account of each “Eligible Participant” in an amount equal to the sum of: 100% of the amount of the participant’s elective deferrals that do not exceed 2% of the participant’s compensation.  Pursuant to the plan amendment effective January 1, 2011 the Company will make matching contributions to the account of each “Eligible Participant” in an amount equal to the sum of: 100% of the amount of the participant’s elective deferrals that do not exceed 3% of the participant’s compensation, plus 50% of the amount of the participant’s compensation but do not exceed 4% of the participant’s compensation.  The profit sharing portion of the 401(k) plan arrangement provides an annual discretionary contribution to the retirement account of each employee based in part on the Company’s profitability in a given year, and on each participant’s annual compensation.  Participants can choose between several different investment options under the 401(k) plan, including shares of the Company’s common stock.

The total expense relating to the 401(k) plan was approximately $470,000 and $940,000 in 2011 and 2010, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, non-qualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2011 and 2010 were $1.4 million and $1.8 million, respectively, and are included in other liabilities.

Note 15: Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were

57,629 at December 31, 2011.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in 2011.  All stock options are granted for a term of ten years.

Vesting of stock options granted in 2004 and prior years was accelerated to immediately vest all options as of December 20, 2005.  Options granted in 2005 were immediately vested and options granted subsequent to 2006 vest over three years.  Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the units vest.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged against income for those plans was $951,000 and $1.1 million, in 2011 and 2010, respectively.  The total income tax benefit was $333,000 and $371,000 in 2011 and 2010, respectively.  However, no tax benefit was recognized in 2011 or 2010 due to the establishment of a valuation allowance against the Company’s deferred tax assets as of December 31, 2010.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (binomial) model that uses the assumptions noted in the table below.  Expected volatilities are based on the previous five-year historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the Treasury yield curve in effect at the time of the grant.

No stock options were granted or exercised in 2011 and 2010.

As of December 31, 2011, there was less than $1,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.08 years.

A summary of stock option activity in the Incentive Plan is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Beginning outstanding	614,832	$25.81
Granted	—	—
Exercised	—	—
Canceled	(46,834)	25.60
Expired	(67,998)	14.74
Ending outstanding	500,000	$27.34	3.6	$—

Exercisable at end of year	496,000	$27.50	3.6	$—

A summary of changes in the Company’s non-vested options in the Incentive Plan is as follows:

	2011
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1	8,000	$2.01
Granted	—	—
Forfeited	—	—
Vested	(4,000)	2.01
Non-vested at December 31	4,000	2.01

Under the incentive plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Both restricted stock and restricted units were granted in 2011 and both are redeemable in common stock when they vest.  There were 156,320 restricted awards issued in 2011 and 341,200 in 2010.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s non-vested restricted awards are as follows:

	2011
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Non-vested at January 1	464,298	$6.76
Granted	156,320	1.08
Vested	(98,770)	10.71
Forfeited	(95,656)	5.04
Non-vested at December 31	426,192	4.15

As of December 31, 2011, there was $353,000 of total unrecognized compensation cost related to non-vested restricted awards granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.1 years.  There were 98,770 and 23,459 shares that vested during the years ended December 31, 2011 and 2010, respectively.

Note 16: Loss per Share

	2011	2010
Basic loss per share:
Weighted-average common shares outstanding	14,019,920	13,918,309
Weighted-average common shares less stock based awards	13,785,011	13,728,213
Weighted-average common shares stock based awards	435,811	375,644
Net loss from Operations	$(6,498)	$(108,649)
Dividends on preferred shares	4,730	4,538
Net loss available to common stockholders	(11,228)	(113,187)
Common stock dividends	—	(275)
Un-vested share-based payment awards	—	(7)
Undistributed Loss	(11,228)	(113,469)
Basic loss per share common undistributed loss	(0.79)	(8.05)
Basic earnings per share common distributed earnings	—	0.02
Basic loss per share of common stock	$(0.79)	$(8.03)

Weighted-average common shares outstanding	14,019,920	13,918,309
Dilutive effect of nonvested restricted awards	200,902	185,919
Diluted average common shares outstanding	14,220,822	14,104,228
Net loss available to common stockholders	$(11,228)	$(113,187)

Diluted loss per share	$(0.79)	$(8.03)

Number of antidilutive options excluded from the diluted loss per share calculation	1,315,339	1,433,000

The above loss per share calculation did not include 815,339 in common stock warrants that were outstanding as of December 31, 2011.

Note 17: Other Comprehensive Income (Loss)

The following table summarizes net loss and other comprehensive loss including the related income tax effect for the components of other comprehensive loss as of December 31:

	2011	2010
Net loss available to common stockholders	$(11,228)	$(113,187)

Unrealized holding gains (losses) on available-for-sale securities arising during the period by security type
U.S. Treasury	3	(4)
U.S. government agencies	618	(536)
U.S. government agency mortgage-backed	607	768
States and political subdivisions	1,341	187
Corporate bonds	(968)	—
Collateralized mortgage obligations	(534)	(361)
Asset-backed secuirities	(414)	—
Collateralized debt obligations	(1,122)	155
Equity securities	—	2
Total unrealized holding (losses) gains on available-for-sale securities arising during the period	(469)	211
Related tax benefit (expense)	270	(88)
Holding (losses) gains after tax	(199)	123

Less: Reclassification adjustment for the net gains and losses realized during the period
Net realized gains (losses) by security type
U.S. government agencies	(52)	35
U.S. government agency mortgage-backed	547	919
States and political subdivisions	—	1,408
Collateralized mortgage obligations	139	365
Equity securities	(3)	—
Total net realized gains	631	2,727
Income tax expense on net realized gains	(258)	(1,079)
Net realized gains after tax	373	1,648
Other comprehensive loss on available-for-sale securities	$(572)	$(1,525)

Note 18: Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the financial statements.  Commitments include financial instruments that involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  In management’s opinion, these do not represent unusual risks and management does not anticipate significant losses as a result of these transactions.  The Company uses the same credit policies in making commitments and conditional obligations for borrowers as it does for on-balance sheet instruments.

The following table is a summary of financial instrument commitments:

	December 31, 2011			December 31, 2010
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$—	$2,837	$2,837	$—	$16,293	$16,293
Commercial standby	—	375	375	—	9,138	9,138
Performance standby	1,527	7,027	8,554	1,249	11,705	12,954
	1,527	10,239	11,766	1,249	37,136	38,385

Non-borrower:
Financial standby	—	550	550	—	—	—
Commercial standby	—	—	—	—	201	201
Performance standby	240	2,084	2,324	—	2,565	2,565
	240	2,634	2,874	—	2,766	2,766
Total letters of credit	$1,767	$12,873	$14,640	$1,249	$39,902	$41,151

Unused loan commitments:	$55,184	$208,663	$263,847	$290,990	$220,857	$511,847

Certain subsidiaries of the Company and branches of the Bank occupy facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house ATM’s.  As of December 31, 2011, the estimated aggregate minimum annual rental commitments under these leases total $140,000 in 2012, $126,000 in 2013, $97,000 in 2014, $94,000 in 2015, and $29,000 in 2016.  The Company also receives rental income on certain leased properties.  As of December 31, 2011, aggregate future minimum rentals to be received under non-cancelable leases totaled $593,000.  Total facility net operating lease revenue/expense recorded under all operating leases was $69,000 of revenue in 2011, and $71,000 of revenue in 2010. Total ATM lease expense, including the costs related to servicing those ATM’s, was $903,000 in 2011 and $878,000 in 2010.

Legal proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable monetary relief.  The Company believes that it, its affiliates and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters.  The parties have agreed to enter into mediation.  On January 27, 2012, the Bank’s counsel proposed three mediators to plaintiff’s counsel.  No follow up response has yet been received from plaintiff’s counsel.

In addition to the matter above, the Company and its subsidiaries, from time to time, pursue collection suits in the ordinary course of business against their debtors and are defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

Note 19: Regulatory & Capital Matters

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

The capital ratio objectives in the OCC agreement have been exceeded since June 30, 2011.  At December 31, 2011, the Bank’s Tier 1 capital ratio was 9.34%, up 124 basis points from December 31, 2010, and 59 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total risk-based capital ratio was 12.97%, up 134 basis points from December 31, 2010, and 172 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”) designed to maintain the financial soundness of the Company.  Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order it entered into with the Office of the Comptroller of the Currency on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the Federal Reserve and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the Federal Reserve and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the Federal Reserve; (v) provide the Federal Reserve with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the Federal Reserve with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit and has submitted certain reports to the Federal Reserve with respect to the foregoing requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2011, and December 31, 2010.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

At December 31, 2011, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under regulatory defined capital ratios and exceeded the heightened capital requirements set forth in the Consent Order.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
	Actual		for Capital		to be Well
	at year-end		Adequacy Purposes		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total capital to risk weighted assets
Consolidated	$191,439	12.38%	$123,709	8.00%	N/A	N/A
Old Second Bank	200,716	12.97	123,803	8.00	154,754	10.00
Tier 1 capital to risk weighted assets
Consolidated	95,986	6.21	61,827	4.00	N/A	N/A
Old Second Bank	180,981	11.70	61,874	4.00	92,811	6.00
Tier 1 capital to average assets
Consolidated	95,986	4.98	77,097	4.00	N/A	N/A
Old Second Bank	180,981	9.34	77,508	4.00	96,885	5.00

2010
Total capital to risk weighted assets
Consolidated	$203,602	11.46%	$142,131	8.00%	N/A	N/A
Old Second Bank	207,007	11.63	142,395	8.00	177,994	10.00
Tier 1 capital to risk weighted assets
Consolidated	108,138	6.09	71,027	4.00	N/A	N/A
Old Second Bank	184,098	10.34	71,218	4.00	106,827	6.00
Tier 1 capital to average assets
Consolidated	108,138	4.74	91,256	4.00	N/A	N/A
Old Second Bank	184,098	8.10	90,913	4.00	113,641	5.00

(1) The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios that it has agreed to maintain with the OCC contained within the consent order.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.  Preferred stock under the CPP qualifies as Tier 1.  As of December 31, 2010, trust preferred proceeds of $29.0 million qualified as Tier 1 regulatory capital and $27.6 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals: In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2010 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company and, with one exception, this restriction continued at December 31, 2011.  On December 29, 2011, after receiving a notice of no supervisory objection, the Bank paid a dividend to the Company as an integral step in settling intercompany tax obligations recorded under the Company’s tax allocation agreement.

As discussed in Notes 1 and 12, as of December 31, 2011, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.6 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of December 31, 2011 was $6.8 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Fixed Rate Cumulative Perpetual Preferred Stock.  In August 2010, the Company also announced the payment deferral of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the senior preferred stock before it may reinstate the payment of dividends on the common stock.  The total amount of such deferred dividends as of December 31, 2011 was $5.2 million.  Moreover, even should all accrued payments be paid in full, the Company may not increase the dividends payable on its common stock beyond the level that it had most recently declared prior to Treasury’s investment until January of 2012 without the consent of Treasury, provided Treasury still holds the preferred stock.

Further detail on the subordinated debentures, the Series B Fixed Rate Cumulative Perpetual Preferred Stock and the deferral of interest and dividends thereon is described in Notes 12 and 24 of this report.

Note 20: Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to sell mortgage-backed securities (“MBS”) contracts for the future delivery to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These contracts are also derivatives and collectively with the forward commitments for the future delivery of mortgage loans are considered forward contracts.  These mortgage banking derivatives are not designated in hedge relationships using the accepted accounting for derivative instruments and hedging activities at December 31.

	2011	2010
Forward contracts:
Notional amount(1)	$26,000	$39,673
Fair value	889	(172)
Change in fair value	215	586

Rate lock commitments:
Notional amount	$21,266	$35,171
Fair value	882	819
Change in fair value	321	(81)

(1) Includes $26.0 million in forward MBS sales contracts as of December 31, 2011.  There were $37.0 million in forward MBS sales contracts as of December 31, 2010.

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.  The Company sold $226.0 million in loans to investors of which $106.6 million or 47.2% were sold to Federal National Mortgage Association and $66.7 million, or 29.5% were sold to Wells Fargo in the year ended December 31, 2011.  No other individual investor was sold more than 10% of the total loans sold.

Periodic changes in value of both forward MBS contracts and rate lock commitments are reported in current period earnings as net gain on sale of mortgage loans.  The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for 2011 and 2010:

	2011	2010

Net gain recognized in earnings	$107	$505

Ineffective portion of hedge	107	505

Note 21: Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the CDO included in investment securities include a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities are discussed in detail below in Note 22.  It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions on transferability.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not significant.  The fair value of mortgage banking derivatives is discussed above in Note 20.

The carrying amount and estimated fair values of financial instruments were as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks and federal funds sold	$2,692	$2,692	$29,266	$29,266
Interest bearing deposits with financial institutions	48,257	48,257	69,492	69,492
Securities available-for-sale	307,564	307,564	148,647	148,647
FHLB and FRB stock	14,050	14,050	13,691	13,691
Bank-owned life insurance	52,595	52,595	50,966	50,966
Loans, net and loans held-for-sale	1,329,794	1,365,141	1,624,476	1,624,068
Accrued interest receivable	5,708	5,708	6,452	6,452
	$1,760,660	$1,796,007	$1,942,990	$1,942,582
Financial liabilities:
Deposits	$1,740,781	$1,744,626	$1,908,528	$1,920,572
Securities sold under repurchase agreements	901	901	2,018	2,018
Other short-term borrowings	—	—	4,141	4,140
Junior subordinated debentures	58,378	22,203	58,378	45,011
Subordinated debt	45,000	24,532	45,000	43,957
Notes payable and other borrowings	500	260	500	489
Accrued interest payable	1,718	1,718	2,412	2,412
	$1,847,278	$1,794,240	$2,020,977	$2,018,599

Note 22: Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value hierarchy established, also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs that may be used to measure fair value are:

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

•                  Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

•                  Other inactive government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.

•                  State and political subdivisions are largely grouped by characteristics (i.e., geographical data and source of revenue in trade dissemination systems).  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities and could be valued with level three measurements.

•                  CDO are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management initially made that adjustment to Level 3 valuation, because the level of market activity for the CDO security continued to decrease and information on orderly sale transactions was not generally available.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, 2011 and December 31, 2010, respectively, which are measured by the Company at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,524	$—	$—	$1,524
U.S. government agencies	—	43,398	—	43,398
U.S. government agency mortgage-backed	—	154,007	—	154,007
States and political subdivisions	—	13,671	138	13,809
Corporate Bonds	—	31,389	—	31,389
Collateralized mortgage obligations	—	25,122	—	25,122
Asset-backed securities		28,341	—	28,341
Collateralized debt obligations	—	—	9,974	9,974
Loans held-for-sale	—	12,806	—	12,806
Mortgage servicing rights	—	—	3,487	3,487
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,152	(80)	3,072
Other assets (Forward MBS)	—	107	—	107
Total	$1,524	$311,993	$13,519	$327,036

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,152	$—	$3,152
Other liabilities (Interest rate lock commitments to borrowers)	—	50	—	50
Total	$—	$3,202	$—	$3,202

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,521	$—	$—	$1,521
U.S. government agencies	9,988	27,438	—	37,426
U.S. government agency mortgage-backed	4,054	72,677	—	76,731
States and political subdivisions	—	14,854	3,000	17,854
Collateralized mortgage obligations	—	3,996	—	3,996
Collateralized debt obligations	—	—	11,073	11,073
Equity securities	40	—	6	46
Loans held-for-sale	—	10,655	—	10,655
Mortgage servicing rights	—	—	3,897	3,897
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,499	(108)	3,391
Other assets (Forward loan commitments to investors)	—	(2)	—	(2)
Other assets (Forward MBS)	—	505	—	505
Total	$15,603	$133,622	$17,868	$167,093

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,499	$—	$3,499
Other liabilities (Interest rate lock commitments to borrowers)	—	(17)	—	(17)
Other liabilities (Risk Participation Agreement)	—	—	38	38
Total	$—	$3,482	$38	$3,520

At December 31, 2010, $10.0 million in United States government agencies and $4.1 million in United States government agency mortgage backed securities were reported in level 1 at their quoted price, as they were purchased within 30 days of year-end.  At December 31, 2011, these securities are included in level 2.  Additionally, at December 31, 2010, $3.0 million in state and political subdivision securities were included in level 3 as they were just purchased and had no independently observable market price and are now included in level 2 at December 31, 2011.  Based on an interest payment delinquency and supported by favorable facts and circumstances, at December 31, 2011 a state and political subdivision security of $138,000 was valued at cost and is classified above as a level 3 security.

The changes in level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	Year Ended
	December 31, 2011
	Investment securities available-for-sale				Interest
	Equity Securities	Collateralized Debt Obligations	States and political subdivisions	Mortgage Servicing Rights	Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	—	—	138	—	—	—
Transfers out of Level 3	—	—	(3,000)	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	148	—	(1,571)	28	38
Included in other comprehensive income	—	(1,122)	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	1,161	—	—
Settlements	(6)	(125)	—	—	—	—
Expirations	—	—	—	—	—	—
Ending balance December 31, 2011	$—	$9,974	$138	$3,487	$(80)	$—

	Year Ended
	December 31, 2010
	Investment securities available-for-sale				Interest
	Equity Securities	Collateralized Debt Obligations	States and political subdivisions	Mortgage Servicing Rights	Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2010	$53	$10,883	$—	$—	$(285)	$(31)
Transfers into Level 3	—	—	3,000	2,821	—	—
Transfers out of Level 3	(50)	—	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	149	—	(794)	177	(7)
Included in other comprehensive income	3	155	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	1,938	—	—
Settlements	—	(114)	—	(68)	—	—
Expirations	—	—	—	—	—	—
Ending balance December 31, 2010	$6	$11,073	$3,000	$3,897	$(108)	$(38)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of, impaired loans and OREO. For assets measured at fair value on a nonrecurring basis on hand at December 31, 2011 and December 31, 2010, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$51,075	$51,075
Other real estate owned, net(2)	—	—	93,290	93,290
Total	$—	$—	$144,365	$144,365

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $64.1 million, with a valuation allowance of $13.0 million, resulting in a decrease of specific allocations within the provision for loan losses of $9.9 million for the year ending December 31, 2011.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $93.3 million, which is made up of the outstanding balance of $116.8 million, net of a valuation allowance of $23.5 million, at December 31, 2011, resulting in a charge to expense of $15.1 million for the year ended December 31, 2011.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$95,141	$95,141
Other real estate owned, net(2)	—	—	75,613	75,613
Total	$—	$—	$170,754	$170,754

(1)   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $118.0 million, with a valuation allowance of $22.9 million, resulting in an increase of specific allocations within the provision for loan losses of $4.3 million for the year ending December 31, 2010.  The carrying value of loans fully charged off is zero.

(2)   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $75.6 million, which is made up of the outstanding balance of $97.8 million, net of a valuation allowance of $22.2 million, at December 31, 2010, resulting in a charge to expense of $20.7 million for the year ended December 31, 2010.

Note 23: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.2 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2011.  The Bank had $7.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2010.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 22 above.  In addition to the above activity related to nonperforming CRE loans, management also unwound four separate loan related interest rate swaps that had a contractual priority to the collateral position in the underlying properties. Management reported $3.5 million in receivables as of December 31, 2010, categorized as nonperforming but estimated to have no loss exposure, these receivables were eliminated as of June 30, 2011.  At December 31, 2011, the notional amount of non-hedging interest rate swaps was $117.8 million with a weighted average maturity of 2.24 years.  At December 31, 2010, the notional amount of non-hedging interest rate swaps was $131.4 million with a weighted average maturity of 3.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of December 31, 2011, and periodic changes in the values of the interest rate swaps and the risk participation agreement contract are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

	Notional or	Asset Derivatives		Liability Derivatives
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value

Interest rate swap contracts net of credit valuation	$117,756	Other Assets	$3,072	Other Liabilities	$3,152
Commitments(1)	237,970	Other Assets	107	N/A	—
Forward contracts(2)	26,000	N/A	—	Other Liabilities	50
Total			$3,179		$3,202

(1)Includes unused loan commitments and interest rate lock commitments.

(2)Includes forward MBS contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2010.

	Notional or	Asset Derivatives		Liability Derivatives
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value

Interest rate swap contracts net of credit valuation	$131,399	Other Assets	$3,391	Other Liabilities	$3,499
Commitments(1)	281,753	Other Assets	503	N/A	—
Forward contracts(2)	39,673	N/A	—	Other Liabilities	(17)
Risk participation agreements	7,000	N/A	—	Other Liabilities	38
Total			$3,894		$3,520

(1)Includes unused loan commitments, interest rate lock commitments, and forward rate lock.

(2)Includes forward mortgage backed securities and forward loan contracts.

Note 24: Preferred Stock

The Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) was issued as part of the TARP Capital Purchase Program implemented by the Treasury.  The Series B Preferred Stock qualified as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s Common Stock at an exercise price of $13.43 per share.

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

As discussed in Note 19, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 12, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends will continue to accrue.  The Company did not pay dividends for an aggregate of six quarters, whether or not consecutive, and the holder has the right to appoint representatives to the Company’s board of directors.  As of January, 2012, the holder has appointed an observer to the Company’s board of directors and indicated that it intends to appoint two representatives to the board.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of such unpaid deferred dividends as of December 31, 2011 was $5.2 million.

Pursuant to the terms of the TARP Capital Purchase Program, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the immediately preceding quarter prior to issuance.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Series B Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series B Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Series B Preferred Stock, if the Series B Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the Treasury.

The TARP Capital Purchase Program also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).  In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc. and the United States Department of the Treasury) (the “Senior Executive Officers”), (i) voluntarily waived any claim against Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

Note 25: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2011	2010
Assets
Noninterest bearing deposit with bank subsidiary	$4,315	$4,857
Investment in subsidiaries	184,058	190,700
Securities available-for-sale	—	1,754
Other assets	2,427	1,201
	$190,800	$198,512

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$58,378	$58,378
Subordinated debt	45,000	45,000
Other liabilities	13,420	11,176
Stockholders’ equity	74,002	83,958
	$190,800	$198,512

Condensed Statements of Operations for the years ended December 31 were as follows:

	2011	2010
Operating Income
Cash dividends received from subsidiaries	$6,466	$—
Interest income	20	129
Other income	138	230
	6,624	359
Operating Expenses
Junior subordinated debentures interest expense	4,577	4,309
Subordinated debt	822	838
Other interest expense	16	13
Other expenses	1,637	2,151
	7,052	7,311
Loss before income taxes and equity in undistributed net loss of subsidiaries	(428)	(6,952)
Income tax expense	—	6,512
Loss before equity in undistributed net loss of subsidiaries	(428)	(13,464)
Equity in undistributed net loss of subsidiaries	(6,070)	(95,185)
Net loss	(6,498)	(108,649)
Preferred stock dividends and accretion of discount	4,730	4,538
Net loss available to common stockholders	$(11,228)	$(113,187)

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2011	2010
Cash Flows from Operating Activities
Net loss	$(6,498)	$(108,649)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed net loss income of subsidiaries	6,070	95,185
Change in taxes payable	(9,644)	6,868
Change in other assets	(43)	33
Net premium amortization on securities	4	122
Securities gains	—	(40)
Stock-based compensation	951	1,062
Other, net	6,917	1,898
Net cash used in operating activities	(2,243)	(3,521)

Cash Flows from Investing Activities
Purchase of securities available-for-sale	—	(6,000)
Proceeds from the sales and maturities of securities available-for-sale	1,750	45,938
Net cash provided by investing activities	1,750	39,938

Cash Flows from Financing Activities
Dividends paid	—	(3,158)
Capital infusion to subsidiary bank	—	(33,500)
Purchases of treasury stock	(49)	(40)
Net cash used in financing activities	(49)	(36,698)
Net change in cash and cash equivalents	(542)	(281)
Cash and cash equivalents at beginning of year	4,857	5,138
Cash and cash equivalents at end of year	$4,315	$4,857

Note 26: Stockholders’ Rights Plan

On September 17, 2002, the Company’s Board of Directors adopted a Stockholders’ Rights Plan.  The plan provided for the distribution of one right on October 10, 2002, for each share of the Company’s outstanding common stock as of September 27, 2002.  The rights have no immediate economic value to stockholders because they cannot be exercised unless and until a person, group or entity acquires 15% or more of the Company’s common stock or announces a tender offer.  The plan also permits the Company’s Board of Directors to redeem each right for one cent under various circumstances.  In general, the plan provides that if a person, group or entity acquires a 15% or larger stake in the Company or announces a tender offer, and the Company’s Board of Directors chooses not to redeem the rights, all holders of rights, other than the 15% stockholder, will be able to purchase a certain amount of the Company’s common stock for half of its market price.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2012, expressed an unqualified opinion.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 13, 2012

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or a reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Old Second Bancorp, Inc. and   Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness  of  internal  control  over  financial  reporting  included  in  the  accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 13, 2012, expressed an unqualified opinion on those financial statements.

Chicago, Illinois	/s/ Plante & Moran, PLLC
March 13, 2012

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year
Became Executive Officer
of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 61;1992	President and CEO of the Company

J. Douglas Cheatham	Chief Financial Officer of the Company
Age 55;1999	Executive Vice President

James L. Eccher	President and Chief Executive Officer of Old Second National Bank
Age 46; 2005

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Item 11. Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders as filed April 16, 2012, on Form DEF 14A, under the captions, “Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management”.  Such information shall be deemed “filed” with this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders as filed April 16, 2012, on Form DEF 14A, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The table below sets forth the following information as of December 31, 2011 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	500,000	$27.34	57,629
Equity compensation plans not approved by security holders	—	—	—
Total	500,000	$27.34	57,629

Security holders approved 100,000 shares in 1994, 250,000 shares in 2002 and 575,000 in 2008 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders as filed April 16, 2012, on Form DEF 14A, under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders as filed April 16, 2012, on Form DEF 14A, under the caption “Ratification of Our Independent Registered Public Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(1) Index to Financial Statements:  See Part II—Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.

(3) Exhibits:  See Exhibit Index.

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

DATE: March 15, 2012

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director President and Chief Executive Officer
/s/ William B. Skoglund		March 15, 2012
William B. Skoglund

	President and Chief Executive Officer Old Second National Bank	March 15, 2012
/s/ James Eccher
James Eccher

Executive Vice President and Chief Financial Officer, Director
/s/ J. Douglas Cheatham		March 15, 2012
J. Douglas Cheatham

/s/ Edward Bonifas	Director	March 15, 2012
Edward Bonifas

/s/ Barry Finn	Director	March 15, 2012
Barry Finn

/s/ William Kane	Director	March 15, 2012
William Kane

/s/ John Ladowicz	Director	March 15, 2012
John Ladowicz

/s/ William Meyer	Director	March 15, 2012
William Meyer

/s/ Gerald Palmer	Director	March 15, 2012
Gerald Palmer

/s/ James Carl Schmitz	Director	March 15, 2012
James Carl Schmitz

EXHIBIT INDEX

EXHIBIT NO.	Description of Exhibits

3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-3 filed by Old Second Bancorp, Inc., on May 13,2010

3.2	Bylaws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007).

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

10.4

Indenture between Old Second Bancorp, Inc. as issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2007 (filed as exhibit 99 (b) (2) to Old Second Bancorp, Inc.’s Amendment No. 1 to Schedule TO filed with the Securities and Exchange Commission on May 2, 2007 and incorporated herein by reference and incorporated herein by reference).

10.5	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as Appendix A to the Company’s DEF14A filed on March 17, 2008 and incorporated herein by reference).

10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2005 and incorporated herein by reference).

10.7	Amended and Restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an Exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.8	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2005 and incorporated herein by reference).

10.9	Form of Amended Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2005 and incorporated herein by reference).

10.10

Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as Exhibit 10.11 to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference).

10.11

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference).

10.12

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 16, 2009 and incorporated herein by reference).

10.13	2008 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.14	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.15	2008 Equity Incentive Plan Incentive Stock Option (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.16	2008 Equity Incentive Plan Incentive Non-Qualified Stock Option (filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).

10.17

Written Agreement by and between Old Second Bancorp, Inc. and the Federal Reserve Bank of Chicago, dated July 22, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 and incorporated herein by reference).

21.1	A list of all subsidiaries of the Company (filed herewith).

23.1	Consent of Plante & Moran, PLLC (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Certification of Chief Executive Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section III(b) of the Emergency Economic Stabilization Act of 2008.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) consolidated balance sheets at December 31, 2011 and December 31, 2010; (ii) consolidated statements of operations for year ended December 31, 2011 and December 31, 2010; (iii) consolidated statements of stockholders’ equity for the twelve months ended December 31, 2011 and December 31, 2010; (iv) consolidated statements of cash flows for the twelve months ended December 31, 2011 and December 31, 2010; and (v) Notes to consolidated financial statements, tagged as blocks of text.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2011, nonemployee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Nonemployee directors of Old Second National Bank received a $13,000 annual retainer and directors that also serve as committee chair of the Compensation, or Nominating committees receive an $18,000 annual retainer and the Audit committee financial expert received a $20,000 retainer in 2011.

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