Form 10-Q
period 2012-03-31
OLD SECOND BANCORP INC
filed 2012-05-10
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 7, 2012, the Registrant had outstanding 14,084,328 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$35,455	$2,692
Interest bearing deposits with financial institutions	41,162	48,257
Cash and cash equivalents	76,617	50,949
Securities available-for-sale	359,371	307,564
Federal Home Loan Bank and Federal Reserve Bank stock	12,583	14,050
Loans held-for-sale	6,405	12,806
Loans	1,322,348	1,368,985
Less: allowance for loan losses	47,610	51,997
Net loans	1,274,738	1,316,988
Premises and equipment, net	49,830	50,477
Other real estate owned	101,680	93,290
Mortgage servicing rights, net	3,806	3,487
Core deposit and other intangible assets, net	4,483	4,678
Bank-owned life insurance (BOLI)	53,090	52,595
Other assets	38,945	34,534
Total assets	$1,981,548	$1,941,418

Liabilities
Deposits:
Noninterest bearing demand	$369,619	$361,963
Interest bearing:
Savings, NOW, and money market	811,872	761,335
Time	582,379	617,483
Total deposits	1,763,870	1,740,781
Securities sold under repurchase agreements	1,804	901
Other short-term borrowings	15,000	—
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	26,385	21,856
Total liabilities	1,910,937	1,867,416

Stockholders’ Equity
Preferred stock	71,108	70,863
Common stock	18,729	18,628
Additional paid-in capital	65,985	65,999
Retained earnings	12,916	17,107
Accumulated other comprehensive loss	(3,171)	(3,702)
Treasury stock	(94,956)	(94,893)
Total stockholders’ equity	70,611	74,002
Total liabilities and stockholders’ equity	$1,981,548	$1,941,418

	March 31, 2012		December 31, 2011
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,729,134	73,000	18,627,858
Shares outstanding	73,000	14,084,328	73,000	14,034,991
Treasury shares	—	4,644,806	—	4,592,867

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$17,666	$21,216
Loans held-for-sale	84	51
Securities:
Taxable	1,498	878
Tax-exempt	103	142
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	74	69
Interest bearing deposits with financial institutions	25	70
Total interest and dividend income	19,450	22,426
Interest expense
Savings, NOW, and money market deposits	300	576
Time deposits	2,605	3,993
Other short-term borrowings	3	—
Junior subordinated debentures	1,197	1,113
Subordinated debt	237	203
Notes payable and other borrowings	4	4
Total interest expense	4,346	5,889
Net interest and dividend income	15,104	16,537
Provision for loan losses	6,084	4,000
Net interest and dividend income after provision for loan losses	9,020	12,537
Noninterest income
Trust income	1,651	1,784
Service charges on deposits	1,831	1,817
Secondary mortgage fees	296	227
Mortgage servicing income	187	370
Net gain on sales of mortgage loans	2,647	1,236
Securities gains, net	101	139
Increase in cash surrender value of bank-owned life insurance	495	463
Debit card interchange income	760	700
Lease revenue from other real estate owned	1,179	520
Net gain on sale of other real estate owned	23	234
Litigation related income	116	—
Other income	1,178	1,451
Total noninterest income	10,464	8,941
Noninterest expense
Salaries and employee benefits	9,049	8,929
Occupancy expense, net	1,235	1,345
Furniture and equipment expense	1,155	1,460
FDIC insurance	1,000	1,739
General bank insurance	846	825
Amortization of core deposit and other intangible assets	195	229
Advertising expense	318	233
Debit card interchange expense	342	373
Legal fees	685	943
Other real estate expense	4,654	5,314
Other expense	2,973	3,208
Total noninterest expense	22,452	24,598
Loss before income taxes	(2,968)	(3,120)
Benefit for income taxes	—	—
Net loss	(2,968)	(3,120)
Preferred stock dividends and accretion of discount	1,223	1,159
Net loss available to common shareholders	$(4,191)	$(4,279)

Share and per share information:
Ending number of shares	14,084,328	14,034,991
Average number of shares	14,043,545	13,973,870
Diluted average number of shares	14,196,143	14,213,701
Basic loss per share	$(0.30)	$(0.30)
Diluted loss per share	(0.30)	(0.30)
Dividends paid per share	—	—

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive loss

(In thousands, except share data)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(2,968)	$(3,120)

Unrealized holding gains (losses) on available-for-sale securities arising during the period
U.S. Treasury	(5)	(5)
U.S. government agencies	(97)	(171)
U.S. government agency mortgage-backed	235	(692)
States and political subdivisions	(104)	380
Corporate Bonds	1,055	—
Collateralized mortgage obligations	105	(40)
Asset-backed securities	98	—
Collateralized debt obligations	(283)	684
Equity securities	—	6
Total unrealized holding gains on available-for-sale securities arising during the period	1,004	162
Related tax (expense) benefit	(413)	8
Holding income after tax	591	170

Less: Reclassification adjustment for the net gains and losses realized during the period
Realized gains by security type:
U.S. government agency mortgage-backed	101	—
Collateralized mortgage obligations	—	139
Net realized gain	101	139
Income tax expense on net realized gains	(41)	(57)
Net realized gain after tax	60	82
Total other comprehensive income	531	88
Comprehensive loss	$(2,437)	$(3,032)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,968)	$(3,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	801	1,084
Change in market value on mortgage servicing rights	123	(62)
Provision for loan losses	6,084	4,000
Originations of loans held-for-sale	(64,140)	(48,517)
Proceeds from sales of loans held-for-sale	72,729	56,889
Net gain on sales of mortgage loans	(2,647)	(1,236)
Increase in cash surrender value of bank-owned life insurance	(495)	(463)
Change in accrued interest receivable and other assets	(4,635)	(5,157)
Change in accrued interest payable and other liabilities	3,420	513
Net premium amortization on securities	403	65
Securities gains, net	(101)	(139)
Amortization of core deposit and other intangible assets	195	229
Stock based compensation	87	238
Net gain on sale of other real estate owned	(23)	(234)
Write-down of other real estate owned	2,500	2,393
Net cash provided by operating activities	11,333	6,483
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	17,254	4,764
Proceeds from sales of securities available-for-sale	8,359	3,755
Purchases of securities available-for-sale	(76,819)	(2,000)
Net sales (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	1,467	(359)
Net change in loans	20,248	61,737
Investment in other real estate owned	(318)	(2,022)
Proceeds from sales of other real estate owned	5,369	9,357
Net purchases of premises and equipment	(154)	(94)
Net cash (used in) provided by investing activities	(24,594)	75,138
Cash flows from financing activities
Net change in deposits	23,089	(6,179)
Net change in securities sold under repurchase agreements	903	(140)
Net change in other short-term borrowings	15,000	438
Purchase of treasury stock	(63)	(49)
Net cash provided by (used in) financing activities	38,929	(5,930)
Net change in cash and cash equivalents	25,668	75,691
Cash and cash equivalents at beginning of period	50,949	98,758
Cash and cash equivalents at end of period	$76,617	$174,449

	2012	2011
Supplemental cash flow information
Interest paid for deposits	$3,394	$4,893
Interest paid for borrowings	243	207
Non-cash transfer of loans to other real estate	15,918	19,451
Change in dividends declared not paid	978	929
Accretion on preferred stock warrants	245	230

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Net loss				(3,120)			(3,120)
Change in net unrealized loss on securities available- for-sale net of $65 tax effect					88		88
Change in restricted stock	161		(161)				—
Stock based compensation			238				238
Purchase of treasury stock						(49)	(49)
Preferred dividends declared and accrued (5% per preferred share)		230		(1,159)			(929)
Balance, March 31, 2011	$18,628	$70,151	$65,286	$24,056	$(3,042)	$(94,893)	$80,186

Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(2,968)			(2,968)
Change in net unrealized gain on securities available- for-sale, net of $372 tax effect					531		531
Change in restricted stock	101		(101)				—
Stock based compensation			87				87
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		245		(1,223)			(978)
Balance, March 31, 2012	$18,729	$71,108	$65,985	$12,916	$(3,171)	$(94,956)	$70,611

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 — Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2011.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  The Company has assessed the impact of ASU 2011-04 on its fair value disclosures and found no material impact on its fair value disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Retrospective application of the standard is required.  In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12: “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” in ASU No. 2011-05, to defer the effective date for the part of ASU No. 2011-05 that would require adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements.  The Company has included the consolidated statements of comprehensive income beginning this interim period.  There was no impact on the consolidated statements of operations or balance sheets based on the adoption of this standard.

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

Non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock, Federal Reserve Bank of Chicago (“FRB”) stock and various other equity securities.  FHLBC stock was recorded at a value of $7.8 million at March 31, 2012, a decrease of $1.5 million from December 31, 2011.  FRB stock was recorded at $4.8 million at March 31, 2012, which was unchanged from December 31, 2011.  Our FHLB stock is necessary to maintain our program of access to FHLB advances.  Management at the Bank evaluated the October 17, 2011, FHLBC Capital Plan and determined the best overall course was to accept the stock conversion as of January 1, 2012.  Subsequently, Management redeemed excess stock the Bank held with the FHLBC reducing the value of stock held to $7.8 million at February 15, 2012.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at March 31, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012:
U.S. Treasury	$1,501	$18	$—	$1,519
U.S. government agencies	45,147	194	(5)	45,336
U.S. government agency mortgage-backed	153,010	2,329	(661)	154,678
States and political subdivisions	14,166	1,577	(24)	15,719
Corporate Bonds	37,073	176	(89)	37,160
Collateralized mortgage obligations	47,542	366	(755)	47,153
Asset-backed securities	48,420	37	(353)	48,104
Collateralized debt obligations	17,903	—	(8,201)	9,702
	$364,762	$4,697	$(10,088)	$359,371
December 31, 2011:
U.S. Treasury	$1,501	$23	$—	$1,524
U.S. government agencies	43,112	286	—	43,398
U.S. government agency mortgage-backed	152,473	1,553	(19)	154,007
States and political subdivisions	12,152	1,657	—	13,809
Corporate Bonds	32,357	14	(982)	31,389
Collateralized mortgage obligations	25,616	242	(736)	25,122
Asset-backed securities	28,755	—	(414)	28,341
Collateralized debt obligations	17,892	—	(7,918)	9,974
	$313,858	$3,775	$(10,069)	$307,564

Securities valued at $42.0 million as of March 31, 2012 (slightly up from $40.9 million at year end 2011) were pledged to secure deposits and for other purposes.

At March 31, 2012 and December 31, 2011, collateralized debt obligations (“CDO”) held, as issued by Trapeza CDO XIII, Ltd, were greater than 10% of stockholders’ equity.  Additional detailed information related to these securities is provided below.

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2012, by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized debt obligations and equity securities are shown separately.

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$475	4.36%	$480
Due after one year through five years	70,216	2.29%	70,734
Due after five years through ten years	10,420	4.74%	11,046
Due after ten years	16,776	4.57%	17,474
	97,887	2.95%	99,734
Mortgage-backed securities	200,552	2.01%	201,831
Asset-back securites	48,420	1.77%	48,104
Collateralized debt obligations	17,903	1.88%	9,702
	$364,762	2.22%	$359,371

Securities with unrealized losses at March 31, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
March 31, 2012	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	2	$5	$4,635	—	$—	$—	2	$5	4,635
U.S. government agency mortgage-backed	4	661	30,330	—	—	—	4	661	30,330
States and political subdivisions	1	24	2,079	—	—	—	1	24	2,079
Corporate bonds	6	89	16,380	—	—	—	6	89	16,380
Collateralized mortgage obligations	11	755	33,050	—	—	—	11	755	33,050
Asset-backed securities	6	353	27,167	—	—	—	6	353	27,167
Collateralized debt obligations	—	—	—	2	8,201	9,702	2	8,201	9,702
	30	$1,887	$113,641	2	$8,201	$9,702	32	$10,088	$123,343

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
December 31, 2011	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agency mortgage-backed	4	$19	$27,935	—	$—	$—	4	$19	$27,935
Corporate bonds	11	982	28,605	—	—	—	11	982	28,605
Collateralized mortgage obligations	3	736	9,032	—	—	—	3	736	9,032
Asset-backed securities	4	414	28,341	—	—	—	4	414	28,341
Collateralized debt obligations	—	—	—	2	7,918	9,974	2	7,918	9,974
	22	$2,151	$93,913	2	$7,918	$9,974	24	$10,069	$103,887

Recognition of other-than-temporary impairment was not necessary in the three months ended March 31, 2012, or the year ended December 31, 2011.  The changes in fair values related primarily to interest rate fluctuations and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled collateralized debt obligations increased in the period from December 31, 2011 to March 31, 2012.

Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDO securities.  In the case of the CDO securities fair value measurement, management included a risk premium adjustment as of March 31, 2012, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as level 3 securities as described in Note 15 of this quarterly report as of March 31, 2012.  Management does not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions. This collateralized debt obligation was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
March 31, 2012
Class A1	$9,113	$5,350	$(3,763)	CCC+	63	$217,750	29.0%	$177,635	23.7%
Class A2A	8,790	4,352	(4,438)	CCC-	63	217,750	29.0%	80,635	10.8%
	$17,903	$9,702	$(8,201)

December 31, 2011
Class A1	$9,136	$5,584	$(3,552)	CCC+	63	$212,750	28.4%	$181,630	24.2%
Class A2A	8,756	4,390	(4,366)	CCC-	63	212,750	28.4%	84,630	11.3%
	$17,892	$9,974	$(7,918)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of March 31, 2012, and December 31, 2011.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of March 31, 2012, and December 31, 2011.

Note 3 — Loans

Major classifications of loans were as follows:

	March 31, 2012	December 31, 2011
Commercial	$103,203	$98,099
Real estate - commercial	676,297	704,492
Real estate - construction	60,285	71,436
Real estate - residential	464,596	477,200
Consumer	3,544	3,789
Overdraft	234	457
Lease financing receivables	1,944	2,087
Other	12,211	11,498
	1,322,314	1,369,058
Net deferred loan cost (fees)	34	(73)
	$1,322,348	$1,368,985

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 90.8% and 91.5% of the portfolio at March 31, 2012, and December 31, 2011, respectively.  The Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Consent Order with the Bank and the Office of the Comptroller of the Currency (“OCC”).  Regulatory and Capital matters including the Consent Order are discussed in more detail in Note 14 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$51	$—	$90	$141	$103,849	$1,157	$105,147	$90
Real estate - commercial
Owner occupied general purpose	764	—	758	1,522	133,860	6,490	141,872	758
Owner occupied special purpose	456	—	—	456	170,322	15,589	186,367	—
Non-owner occupied general purpose	650	—	—	650	132,920	22,397	155,967	—
Non-owner occupied special purpose	—	—	—	—	106,626	631	107,257	—
Retail properties	—	—	—	—	40,893	11,667	52,560	—
Farm	—	—	693	693	30,552	1,029	32,274	693
Real estate - construction
Homebuilder	53	—	—	53	8,017	7,200	15,270	—
Land	—	—	—	—	8,361	1,288	9,649	—
Commercial speculative	—	—	—	—	5,042	10,672	15,714	—
All other	176	—	—	176	17,247	2,229	19,652	—
Real estate - residential
Investor	405	—	170	575	160,544	15,529	176,648	170
Owner occupied	3,376	—	—	3,376	118,955	12,608	134,939	—
Revolving and junior liens	1,431	70	—	1,501	148,673	2,835	153,009	—
Consumer	4	1	—	5	3,539	—	3,544	—
All other	—	—	—	—	12,479	—	12,479	—
	$7,366	$71	$1,711	$9,148	$1,201,879	$111,321	$1,322,348	$1,711

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$161	$20	$—	$181	$98,840	$1,165	$100,186	$—
Real estate - commercial
Owner occupied general purpose	912	—	—	912	137,250	12,744	150,906	—
Owner occupied special purpose	—	39	—	39	172,624	16,564	189,227	—
Non-owner occupied general purpose	471	—	318	789	147,099	12,893	160,781	318
Non-owner occupied special purpose	—	—	—	—	107,425	1,814	109,239	—
Retail properties	—	—	—	—	42,535	15,897	58,432	—
Farm	197	—	—	197	34,136	1,574	35,907	—
Real estate - construction
Homebuilder	—	—	—	—	8,725	10,193	18,918	—
Land	—	—	—	—	7,976	2,025	10,001	—
Commercial speculative	—	669	—	669	5,154	14,217	20,040	—
All other	—	74	—	74	17,714	4,689	22,477	—
Real estate - residential
Investor	338	3,562	—	3,900	162,101	15,111	181,112	—
Owner occupied	3,414	573	—	3,987	119,266	15,059	138,312	—
Revolving and junior liens	1,525	166	—	1,691	153,244	2,841	157,776	—
Consumer	8	—	—	8	3,781	—	3,789	—
All other	—	—	—	—	11,882	—	11,882	—
	$7,026	$5,103	$318	$12,447	$1,229,752	$126,786	$1,368,985	$318

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Bank had no commitments to any borrower whose loans were classified as impaired at March 31, 2012.

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

Credit Quality Indicators by class of loans as were as follows:

March 31, 2012	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$87,308	$16,134	$1,705	$—	$105,147
Real estate - commercial
Owner occupied general purpose	119,839	7,541	14,492	—	141,872
Owner occupied special purpose	153,279	5,336	27,752	—	186,367
Non-owner occupied general purpose	99,111	16,687	40,169	—	155,967
Non-owner occupied special purpose	90,313	11,531	5,413	—	107,257
Retail Properties	27,964	7,445	17,151	—	52,560
Farm	23,006	5,605	3,663	—	32,274
Real estate - construction
Homebuilder	3,672	2,851	8,747	—	15,270
Land	5,309	530	3,810	—	9,649
Commercial speculative	1,373	—	14,341	—	15,714
All other	16,587	802	2,263	—	19,652
Real estate - residential
Investor	126,150	18,278	32,220	—	176,648
Owner occupied	117,756	419	16,764	—	134,939
Revolving and junior liens	148,388	247	4,374	—	153,009
Consumer	3,534	—	10	—	3,544
All other	11,366	1,113	—	—	12,479
Total	$1,034,955	$94,519	$192,874	$—	$1,322,348

December 31, 2011	Pass	Special Mention	Substandard (1)	Doubtful	Total
Commercial	$94,456	$3,350	$2,380	$—	$100,186
Real estate - commercial
Owner occupied general purpose	115,175	11,695	24,036	—	150,906
Owner occupied special purpose	154,650	5,254	29,323	—	189,227
Non-owner occupied general purpose	102,178	19,292	39,311	—	160,781
Non-owner occupied special purpose	85,931	6,017	17,291	—	109,239
Retail Properties	26,391	11,660	20,381	—	58,432
Farm	26,629	5,605	3,673	—	35,907
Real estate - construction
Homebuilder	4,206	2,905	11,807	—	18,918
Land	3,755	3,032	3,214	—	10,001
Commercial speculative	1,306	—	18,734	—	20,040
All other	17,448	303	4,726	—	22,477
Real estate - residential
Investor	119,494	28,478	33,140	—	181,112
Owner occupied	118,658	271	19,383	—	138,312
Revolving and junior liens	151,928	821	5,027	—	157,776
Consumer	3,776	—	13	—	3,789
All other	10,755	1,127	—	—	11,882
Total	$1,036,736	$99,810	$232,439	$—	$1,368,985

(1) The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of March 31, 2012 were as follows:

				Year to date
				March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$510	$546	$—	$511	$—
Commercial real estate
Owner occupied general purpose	4,320	5,486	—	4,540	—
Owner occupied special purpose	11,204	17,762	—	11,905	—
Non-owner occupied general purpose	11,659	14,778	—	9,980	45
Non-owner occupied special purpose	207	209	—	794	—
Retail properties	11,667	17,934	—	8,126	—
Farm	340	342	—	709	—
Construction
Homebuilder	8,256	10,209	—	9,464	27
Land	584	584	—	1,305	—
Commercial speculative	6,018	8,869	—	7,783	—
All other	2,127	2,395	—	3,218	—
Residential
Investor	3,852	13,376	—	3,417	2
Owner occupied	13,167	15,287	—	12,523	22
Revolving and junior liens	1,610	1,933	—	1,549	—
Consumer	—	—		—	—
Total impaired loans with no recorded allowance	75,521	109,710	—	75,824	96
With an allowance recorded
Commercial	647	743	389	650	—
Commercial real estate
Owner occupied general purpose	2,170	2,355	637	5,078	—
Owner occupied special purpose	4,385	5,161	151	4,171	—
Non-owner occupied general purpose	14,515	15,691	3,515	11,456	—
Non-owner occupied special purpose	424	434	115	429	—
Retail properties	—	—	—	5,656	—
Farm	689	693	150	592	—
Construction
Homebuilder	1,627	5,648	157	1,916	—
Land	704	1,474	38	352	—
Commercial speculative	4,654	5,437	1,664	4,661	—
All other	102	142	49	241	—
Residential
Investor	11,833	12,720	1,949	12,060	—
Owner occupied	5,232	6,300	436	6,803	1
Revolving and junior liens	1,225	1,343	397	1,288	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	48,207	58,141	9,647	55,353	1
Total impaired loans	$123,728	$167,851	$9,647	$131,177	$97

Impaired loans by class of loans were as follows:

				Quarter Ended
	As of December 31, 2011			March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$512	$560	$—	$1,169	$—
Commercial real estate
Owner occupied general purpose	4,759	6,538	—	8,623	—
Owner occupied special purpose	12,606	15,862	—	15,658	—
Non-owner occupied general purpose	8,301	11,734	—	10,385	32
Non-owner occupied special purpose	1,380	1,545	—	2,796	5
Retail properties	4,586	5,920	—	7,635	—
Farm	1,078	1,198	—	968	—
Construction
Homebuilder	10,672	17,643	—	18,194	29
Land	2,025	6,222	—	6,918	—
Commercial speculative	9,549	27,134	—	7,252	—
All other	4,309	6,576	—	5,413	—
Residential
Investor	2,981	11,927	—	8,238	—
Owner occupied	11,880	13,487	—	14,716	78
Revolving and junior liens	1,489	1,693	—	1,006	—
Consumer	—	—		6	—
Total impaired loans with no recorded allowance	76,127	128,039	—	108,977	144
With an allowance recorded
Commercial	653	740	392	2,174	—
Commercial real estate
Owner occupied general purpose	7,985	8,291	1,397	8,248	—
Owner occupied special purpose	3,958	5,448	407	9,510	—
Non-owner occupied general purpose	8,397	9,942	2,187	12,515	—
Non-owner occupied special purpose	434	437	98	8,262	—
Retail properties	11,311	12,389	3,506	15,884	—
Farm	496	496	28	—	—
Construction
Homebuilder	2,204	2,816	376	8,189	—
Land	—	—	—	8,479	—
Commercial speculative	4,668	5,371	1,683	7,278	—
All other	380	422	225	216	—
Residential
Investor	12,287	12,844	1,808	10,252	5
Owner occupied	8,373	9,762	626	9,568	34
Revolving and junior liens	1,352	1,656	321	718	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	62,498	70,614	13,054	101,293	39
Total impaired loans	$138,625	$198,653	$13,054	$210,270	$183

Troubled debt restructurings (“TDR”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank does participate in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

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

TDR’s outstanding by class are summarized as follows:

	As of March 31, 2012
	TDR Modifications		TDR Modifications
	Accruing interest		Nonaccrual
	# of contracts	Recorded investment	# of contracts	Recorded investment
Troubled debt restructurings
Commercial	—	$—	1	$17
Real estate - commercial
Owner occupied special purpose	—	—	1	368
Non-owner occupied general purpose	2	3,777	3	1,741
Non-owner occupied special purpose	—	—	1	424
Real estate - construction
Homebuilder	2	2,683	1	1,626
Commercial speculative	—	—	2	496
Real estate - residential
Investor	1	156	4	1,285
Owner occupied	36	5,791	24	3,989
	41	$12,407	37	$9,946

TDR’s that were modified during the period are summarized as follows:

	TDR Modifications
	Three months ended 3/31/12
Accruing interest:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Owner occupied
Deferral(1)	1	108	108
	$1	$108	$108

	TDR Modifications
	Three months ended 3/31/12
Nonaccrual:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - construction
Interest(2)	1	430	460
	$1	$430	$460

(1) Deferral: Refers to the deferral of principal

(2) Interest: Interest rate concession below normal market

TDR’s are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  The following table presents TDR’s that defaulted during the periods shown and were restructured within the 12 month period prior to default,  There was no TDR default activity for the three months ending March 31, 2012.

	TDR Default Activity		TDR Default Activity
	Three Months ending 3/31/12		Three Months ending 3/31/11
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - residential
Investor	—	—	1	110
Owner occupied	—	—	5	732
	—	$—	6	$842

Note 4 — Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three months ended March 31, 2012, were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	10	8,280	1,402	2,291	139	—	12,122
Recoveries	6	189	1,169	165	122	—	1,651
Provision	262	5,959	(740)	584	52	(33)	6,084
Ending balance	$5,328	$28,638	$6,964	$4,793	$919	$968	$47,610

Ending balance: Individually evaluated for impairment	$389	$4,568	$1,908	$2,782	$—	$—	$9,647
Ending balance: Collectively evaluated for impairment	$4,939	$24,070	$5,056	$2,011	$919	$968	$37,963

Financing receivables:
Ending balance	$105,147	$676,297	$60,285	$464,596	$3,544	$12,479	$1,322,348
Ending balance: Individually evaluated for impairment	$1,157	$61,580	$24,072	$36,919	$—	$—	$123,728
Ending balance: Collectively evaluated for impairment	$103,990	$614,717	$36,213	$427,677	$3,544	$12,479	$1,198,620

(1) As of March 31, 2012, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $43.3 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $5.0 million at March 31, 2012.

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

Note 5 - Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$93,290	$75,613
Property additions	15,918	19,451
Development improvements	318	2,022
Less:
Property disposals	5,346	9,123
Period valuation adjustments	2,500	2,393
Balance at end of period	$101,680	$85,570

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$23,462	$22,220
Addition charged to expense	2,500	2,325
Write-downs taken on sales	(1,968)	(2,730)
Other adjustments	—	68
Balance at end of period	$23,994	$21,883

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended
	March 31,
	2012	2011
Gain on sales, net	$(23)	$(234)
Provision for unrealized losses	2,500	2,325
Operating expenses	2,154	2,989
Less:
Lease revenue	1,179	520
	$3,452	$4,560

Note 6 — Core Deposit Intangible

The core deposit intangible is reviewed for impairment on an annual basis or more often if events or circumstances indicate that it may be impaired.  Management performed a detailed annual review of the core deposit intangible asset as of November 30, 2011.  In addition, management monitors the actual versus the projected amortization of core deposit balances monthly.  Based upon these reviews, management determined there was no impairment of the core deposit asset as of March 31, 2012.  No assurance can be given that future impairment tests will not result in a charge to earnings.

The following table presents the estimated future amortization expense for core deposit and other intangible as of March 31, 2012, for periods ended December 31 (in thousands):

Amount
2012 (Nine months ended December 31, 2012)	$585
2013	732
2014	679
2015	623
2016	562
Thereafter	1,302
Total	$4,483

Note 7 — Mortgage Servicing Rights

Changes in capitalized mortgage servicing rights as of March 31, are summarized as follows:

	2012	2011
Balance at beginning of period	$3,487	$3,897
Additions	442	371
Mark to market	(123)	62
Balance at end of period	$3,806	$4,330

The Company accounts for servicing rights using the fair value measurement method.  Management believed that the fair value method of accounting would better allow management to mitigate interest rate risk.  Servicing rights are recognized separately when they are acquired through sales of loans.  When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in net gain on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  Additional disclosure related to fair value of mortgage servicing rights is found in Note 15.

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

Note 8 — Deposits

Major classifications of deposits were as follows:

	March 31, 2012	December 31, 2011
Noninterest bearing demand	$369,619	$361,963
Savings	213,702	196,870
NOW accounts	287,650	275,957
Money market accounts	310,520	288,508
Certificates of deposit of less than $100,000	366,264	390,530
Certificates of deposit of $100,000 or more	216,115	226,953
	$1,763,870	$1,740,781

Note 9 — Borrowings

The following table is a summary of borrowings as of March 31, 2012, and December 31, 2011, and junior subordinated debentures are discussed in detail in Note 10:

	March 31, 2012	December 31, 2011
Securities sold under repurchase agreements	$1,804	$901
FHLB advances	15,000	—
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$120,682	$104,779

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and were secured by mortgage-backed securities with a carrying amount of $4.7 and $3.7 million at March 31, 2012, and December 31, 2011, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2012, there was a $15 million advance at 0.13% interest which matured on April 20, 2012 without replacement.  The Bank owned FHLBC stock of $7.8 million and had a collateralized loan balance of $45.5 million with FHLBC.  At December 31, 2011, there were no advances on the FHLBC stock of $9.3 million and loans totaling $48.4 million.  The Company has also established borrowing capacity at the FRB that was not used at either March 31, 2012, or December 31, 2011.  The Company currently has $81.0 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America. That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt (together, the “Senior Debt”), as well as $45.0 million of subordinated debt (the “Subordinated Debt”).  The Subordinated Debt and the term debt portions of the Senior Debt mature on March 31, 2018.  The interest rate on the Senior Debt resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2011 and March 31, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties as well as financial covenants.  At March 31, 2012, the Company continued to be out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line and the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points retroactive to July 30, 2009.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 18.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments total $8.0 million at March 31, 2012.

Note 11 - Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 10,925 at March 31, 2012.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first quarter of 2012 or 2011.  All stock options are granted for a term of ten years.

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors have discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged for those plans was $87,000 in the first quarter of 2012 and $238,000 in the first quarter of 2011.

There were no stock options exercised during the first quarter of 2012 or 2011 and the Company did not grant any options of the Company’s common stock during either of those periods.  There is no unrecognized compensation cost related to nonvested stock options as all stock options of the Company’s common stock have vested as of March 31, 2012.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $6,000 as of March 31, 2011, and was recognized over a weighted-average period of 0.83 years.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
March 31, 2012	Shares	Price	Term (years)	Value
Beginning outstanding	500,000	$27.34
Canceled	(1,500)	7.49
Ending outstanding	498,500	$27.40	3.3	$—

Exercisable at end of quarter	498,500	$27.40	3.3	$—

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
March 31, 2011	Shares	Price	Term (years)	Value
Beginning outstanding	614,832	$25.81
Canceled	(14,000)	28.84
Ending outstanding	600,832	$25.74	3.9	$—

Exercisable at end of quarter	596,832	$25.86	3.8	$—

A summary of changes in the Company’s nonvested options in the Incentive Plan is as follows:

	2012
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1	4,000	$2.01
Forfeited	(500)	2.01
Vested	(3,500)	2.01
Nonvested at March 31	—	—

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Both restricted stock and restricted units were granted in 2010 and both are redeemable in common stock at the time of vesting.  There were 60,000 restricted awards issued during the first quarter of 2012 and 141,320 restricted awards issued during the first quarter of 2011.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s non-vested restricted awards is as follows:

	March 31, 2012		March 31, 2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	426,192	$4.15	464,298	$6.76
Granted	60,000	1.25	141,320	1.06
Vested	(144,976)	7.14	(98,770)	10.71
Forfeited	(13,296)	3.28	(38,938)	4.54
Nonvested at March 31	327,920	$2.33	467,910	$4.39

Total unrecognized compensation cost of restricted awards is $294,000 as of March 31, 2012, which is expected to be recognized over a weighted-average period of 1.29 years.  Total unrecognized compensation cost of restricted awards was $1.3 million as of March 31, 2011, which was expected to be recognized over a weighted-average period of 1.33 years.

Note 12 —Loss Per Share

Loss per share is included below as of March 31 (in thousands except for share data):

	Three Months Ended
	March 31,
	2012	2011
Basic loss per share:
Weighted-average common shares outstanding	14,043,545	13,973,870
Weighted-average common shares less stock based awards	13,855,339	13,769,856
Weighted-average common shares stock based awards	340,804	443,845
Net loss	$(2,968)	$(3,120)
Dividends and accretion of discount on preferred shares	1,223	1,159
Net loss available to common stockholders	(4,191)	(4,279)
Undistributed Loss	(4,191)	(4,279)
Basic loss per share common undistributed loss	(0.30)	(0.30)
Basic loss per share of common stock	$(0.30)	$(0.30)
Diluted loss per share:
Weighted-average common shares outstanding	14,043,545	13,973,870
Dilutive effect of nonvested restricted awards	152,598	239,831
Diluted average common shares outstanding	14,196,143	14,213,701
Net loss available to common stockholders	$(4,191)	$(4,279)
Diluted loss per share	$(0.30)	$(0.30)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,313,839	1,416,171

The above loss per share calculation did not include 815,339 common stock warrants that were outstanding as of March 31, 2012 and March 31, 2011.

Note 13 — Retirement Plans

The Company maintains tax-qualified contributory and non-contributory profit sharing plans covering substantially all full-time and regular part-time employees.  The expense of these plans was $111,000 and $161,000 in the first three months of 2012 and 2011, respectively.  The Company eliminated the profit sharing contribution and lowered the amount of the 401(K) match beginning in second quarter of 2009.

Note 14 - Regulatory & Capital Matters

On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

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

Both capital ratio objectives in the OCC agreement have been exceeded since June 30, 2011.  At March 31, 2012, the Bank’s leverage ratio was 9.22%, down 12 basis points from December 31, 2011, and 47 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total capital ratio was 12.88%, down 9 basis points from December 31, 2011, and 163 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”). Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order it entered into with the OCC on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit certain reports to the FRB with respect to the foregoing requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2012, and December 31, 2011.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

At March 31, 2012, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
	Actual		for Capital		to be Well
	at year-end		Adequacy Purposes		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital to risk weighted assets
Consolidated	$182,577	11.79%	$123,886	8.00%	N/A	N/A
Old Second Bank	199,505	12.88	123,916	8.00	154,895	10.00
Tier 1 capital to risk weighted assets
Consolidated	91,292	5.90	61,893	4.00	N/A	N/A
Old Second Bank	179,807	11.61	61,949	4.00	92,924	6.00
Tier 1 capital to average assets
Consolidated	91,292	4.68	78,027	4.00	N/A	N/A
Old Second Bank	179,807	9.22	78,007	4.00	97,509	5.00

December 31, 2011
Total capital to risk weighted assets
Consolidated	$191,439	12.38%	$123,709	8.00%	N/A	N/A
Old Second Bank	200,716	12.97	123,803	8.00	154,754	10.00
Tier 1 capital to risk weighted assets
Consolidated	95,986	6.21	61,827	4.00	N/A	N/A
Old Second Bank	180,981	11.70	61,874	4.00	92,811	6.00
Tier 1 capital to average assets
Consolidated	95,986	4.98	77,097	4.00	N/A	N/A
Old Second Bank	180,981	9.34	77,508	4.00	96,885	5.00

(1) The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios that it has agreed to maintain with the OCC contained within the Consent Order.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of March 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2011 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company and this restriction continued at March 31, 2012.

As discussed in Note 10, as of March 31, 2012, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.3 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of March 31, 2012, was $8.0 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on the Series B Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred Series B Preferred Stock dividends as of March 31, 2012, was $6.1 million.  Moreover, even if all accrued payments were paid in full, the Company has been restricted from any increase in the dividends payable on its common stock beyond the level that it had most recently declared prior to Treasury’s investment until January of 2012 without the consent of Treasury, provided Treasury still holds the preferred stock.  That restriction has now expired.  However, agreements with the OCC and the FRB contain restrictions on dividend payments.

Further detail on the subordinated debentures, the Series B Preferred Stock and the deferral of interest and dividends thereon is described in Notes 10 and 18.

Note 15 — Fair Value Option and Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2012, and December 31, 2011, respectively, which are measured by the Company at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,519	$—	$—	$1,519
U.S. government agencies	—	45,336	—	45,336
U.S. government agency mortgage-backed	—	154,678	—	154,678
States and political subdivisions	—	15,581	138	15,719
Corporate Bonds	—	37,160	—	37,160
Collateralized mortgage obligations	—	47,153	—	47,153
Asset-backed securities	3,304	44,800	—	48,104
Collateralized debt obligations	—	—	9,702	9,702
Loans held-for-sale	—	6,405	—	6,405
Mortgage servicing rights	—	—	3,806	3,806
Other assets (Interest rate swap agreements net of swap credit valuation)	—	2,924	(78)	2,846
Other assets (Forward MBS)	—	809	—	809
Total	$4,823	$354,846	$13,568	$373,237

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$2,924	$—	$2,924
Other liabilities (Interest rate lock commitments to borrowers)	—	3	—	3
Total	$—	$2,927	$—	$2,927

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,524	$—	$—	$1,524
U.S. government agencies	—	43,398	—	43,398
U.S. government agency mortgage-backed	—	154,007	—	154,007
States and political subdivisions	—	13,671	138	13,809
Corporate Bonds	—	31,389	—	31,389
Collateralized mortgage obligations	—	25,122	—	25,122
Asset-backed securities		28,341	—	28,341
Collateralized debt obligations	—	—	9,974	9,974
Loans held-for-sale	—	12,806	—	12,806
Mortgage servicing rights	—	—	3,487	3,487
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,152	(80)	3,072
Other assets (Forward MBS)	—	107	—	107
Total	$1,524	$311,993	$13,519	$327,036

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,152	$—	$3,152
Other liabilities (Interest rate lock commitments to borrowers)	—	50	—	50
Total	$—	$3,202	$—	$3,202

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	Three months ended March 31, 2012
	Securities available-for-sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Total gains or losses
Included in earnings (or changes in net assets)	38	—	(123)	2
Included in other comprehensive income	(283)	—	—	—
Purchases, issuances, sales, and settlements
Issuances	—	—	442	—
Settlements	(27)	—	—	—
Ending balance March 31, 2012	$9,702	$138	$3,806	$(78)

	March 31, 2011
	Securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3,000)	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	28	—	62	12	(2)
Included in other comprehensive income	1	684	—	—	—	—
Purchases, issuances, sales, and settlements
Issuances	—	—	—	371	—	—
Settlements	—	(33)	—	—	—	—
Ending balance March 31, 2011	$7	$11,752	$—	$4,330	$(96)	$(40)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2012, and December 31, 2011, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$44,802	$44,802
Other real estate owned, net(2)	—	—	101,680	101,680
Total	$—	$—	$146,482	$146,482

(1)  Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $54.4 million, with a valuation allowance of $9.6 million, resulting in a decrease of specific allocations within the provision for loan losses of $3.4 million for the quarter ending March 31, 2012.  The carrying value of loans fully charged off is zero.

(2)  OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $101.7 million, which is made up of the outstanding balance of $125.7 million, net of a valuation allowance of $24.0 million, at March 31, 2012, resulting in a charge to expense of $2.5 million for the quarter ended March 31, 2012.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.2 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at March 31, 2012 and December 31, 2011.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 15 above.  At March 31, 2012, the notional amount of non-hedging interest rate swaps was $116.7 million with a weighted average maturity of 1.99 years.  At December 31, 2011, the notional amount of non-hedging interest rate swaps was $117.8 million with a weighted average maturity of 2.24 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of March 31, 2012, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

	Notional or	Asset Derivaties		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$116,742	Other Assets	$2,846	Other Liabilities	$2,924
Commitments(1)	236,253	Other Assets	809	N/A	—
Forward contracts(2)	28,645	N/A	—	Other Liabilities	3
Total			$3,655		$2,927

(1)Includes unused loan commitments and interest rate lock commitments.

(2)Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2011.

	Notional or	Asset Derivatives		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$117,756	Other Assets	$3,072	Other Liabilities	$3,152
Commitments(1)	237,970	Other Assets	107	N/A	—
Forward contracts(2)	26,000	N/A	—	Other Liabilities	50
Total			$3,179		$3,202

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

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2012, and December 31, 2011.

	March 31, 2012	December 31, 2011
Commitments to extend credit: borrowers
Financial standby letters of credit	$2,889	$2,837
Performance standby letters of credit	6,991	8,554
Commercial letters of credit	51	375
Total letters of credit: borrowers	9,931	11,766

Commitments to extend credit: other
Financial standby letters of credit	550	550
Performance standby letters of credit	2,191	2,324
Commercial letters of credit	—	—
Total letters of credit: other	2,741	2,874

Total letters of credit
Financial standby letters of credit	3,439	3,387
Performance standby letters of credit	9,182	10,878
Commercial letters of credit	51	375
Total letters of credit	$12,672	$14,640

Note 17 — Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the collateralized debt obligations included in investment securities include a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities are discussed in detail in Note 15.  It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions on transferability.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$35,455	$35,455	$35,455	$—	$—
Interest bearing deposits with financial institutions	41,162	41,162	41,162	—	—
Securities available-for-sale	359,371	359,371	4,823	344,708	9,840
FHLB and FRB Stock	12,583	12,583	—	—	12,583
Bank-owned life insurance	53,090	53,090	—	53,090	—
Loans held for sale	6,405	6,405		6,405	—
Loans, net	1,274,738	1,307,503			1,307,503
Accrued interest receivable	6,395	6,395	6,395	—	—

Financial liabilities:
Noninterest bearing deposits	$369,619	$369,619	$369,619	$—	$—
Interest bearing deposits	1,394,251	1,398,065	—	—	1,398,065
Securities sold under repurchase agreements	1,804	1,804	—	—	1,804
Other short-term borrowings	15,000	14,998	—	—	14,998
Junior subordinated debentures	58,378	28,580	—	—	28,580
Subordinated debenture	45,000	21,832	—	—	21,832
Note payable and other borrowings	500	268	—	—	268
Borrowing interest payable	8,012	8,012			8,012
Deposit interest payable	1,230	1,230	1,230	—	—

	December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$2,692	$2,692	$2,692	$—	$—
Interest bearing deposits with financial institutions	48,257	48,257	48,257	—	—
Securities available-for-sale	307,564	307,564	1,524	295,928	10,112
FHLB and FRB Stock	14,050	14,050	—	—	14,050
Bank-owned life insurance	52,595	52,595	—	52,595	—
Loans held for sale	12,806	12,806		12,806	—
Loans, net	1,316,988	1,352,335			1,352,335
Accrued interest receivable	5,708	5,708	5,708	—	—

Financial liabilities:
Noninterest bearing deposits	$361,963	$361,963	$361,963	$—	$—
Interest bearing deposits	1,378,818	1,382,663	—	—	1,382,663
Securities sold under repurchase agreements	901	901	—	—	901
Junior subordinated debentures	58,378	22,203	—	—	22,203
Subordinated debenture	45,000	24,532	—	—	24,532
Note payable and other borrowings	500	260	—	—	260
Borrowing interest payable	6,815	6,815			6,815
Deposit interest payable	1,718	1,718	1,718	—	—

Note 18 — Preferred Stock

The Series B Preferred Stock was issued as part of the TARP Capital Purchase Program as implemented by the Treasury.  The Series B Preferred Stock qualified as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s Common Stock at an exercise price of $13.43 per share.

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

As discussed in Note 14, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 14, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends will continue to accrue.  The Company did not pay dividends for an aggregate of six quarters, whether or not consecutive, and the holder has the right to appoint representatives to the Company’s board of directors.  As of January 2012, the Treasury began sending an observer to the Company’s board of directors meetings.  The Treasury has indicated that it intends to appoint two directors to our board sometime during 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of such unpaid deferred dividends as of March 31, 2012 was $6.1 million.

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

The TARP Capital Purchase Program also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).  In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc. and the Treasury) the Senior Executive Officers, (i) voluntarily waived any claim against Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period Treasury owns the Series B Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the benefit plans with respect to such Senior Executive Officers as may be necessary, during the period that Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2012, as compared to December 31, 2011, and the results of operations for the three months ended March 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2011 Form 10-K.

The ongoing weakness in the financial system and economy, particularly as it relates to credit costs associated with the real estate markets in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans, which has resulted in a continued elevated level of nonperforming loans.  This economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  The Company recorded a $6.1 million provision for loan losses and a net loss of $3.0 million prior to preferred stock dividends and accretion in the first three months of 2012.  This compared to a $4.0 million provision for loan losses and a net loss of $3.1 million prior to preferred stock dividends and accretion for the same period in 2011.

Results of Operations

The net loss for the first quarter of 2012 was $.30 per diluted share on $3.0 million of net loss.  This compares to net loss of $.30 per diluted share, on $3.1 million of net loss, for the first quarter of 2011.  The Company recorded a $6.1 million provision for loan losses and net charge-offs totaled $10.5 million in the first quarter of 2012. Unusually adverse and immediate deterioration in a small number of large dollar relationships resulted in the need for prudent and sizable loan loss provisions as well as  incremental charge offs.  This compared to a provision for loan losses of $4.0 million and net charge-offs totaling $7.2 million in the first quarter of 2011.  The net loss available to common stockholders was $4.2 million for the first quarter of 2012 after preferred stock dividends and accretion of $1.2 million.  This compared to net loss available to common stockholders of $4.3 million for the first quarter of 2011 after Series B Preferred Stock dividends and accretion of $1.2 million.

Net Interest Income

Net interest and dividend income decreased $1.4 million, from $16.5 million for the quarter ended March 31, 2011, to $15.1 million for the quarter ended March 31, 2012.  Average earning assets decreased $175.5 million, or 9.1%, from $1.93 billion in the first quarter of 2011, to $1.75 billion in the first quarter of 2012, as management continued to emphasize asset quality and new loan originations continued to be limited.  Average loans, including loans held for sale, decreased $298.9 million from the first quarter of 2011 to the first quarter of 2012.  This decline was primarily due to the general slow demand from qualified borrowers in the Bank’s market areas, charge-off activity, maturities, and payments on performing loans.  To utilize available liquid funds, management increased securities available-for-sale in the first quarter of 2012 to 18.1% of total assets up from 6.7% at March 31, 2011 and 15.8% at the end of 2011.  The securities growth from first quarter 2011 to first quarter 2012 was accomplished under management’s Investment Policy.  For example, as measured by final contractual maturity, the portfolio percentage in the five to ten year maturity classification declined from 28.9% to 7.1% in that period while the portfolio percentage in the one to five year maturity classification increased from 2.8% to 23.7% in the same period.

At the same time, the Company continued to reduce deposits that had previously provided asset funding by emphasizing relationship banking rather than single service customers.  As a result during the first quarter, average interest bearing liabilities decreased $162.9 million, or 9.8%, from March 31, 2011.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.50% in the first quarter of 2011 to 3.48% in the first quarter of 2012.  The average tax-equivalent yield on earning assets decreased from 4.67% in the first quarter of 2011 to 4.41%, or 26 basis points, in the first quarter of 2012.  During the first quarter of 2012, the tax equivalent yield on earning assets was enhanced by collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The tax equivalent yield on earning assets in the first quarter of 2012 would have been 4.39% without this benefit.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.44% to 1.17%, or 27 basis points, helping to offset the decrease in yield.  The decrease in average earning assets and the growth of lower yielding securities in the current environment of low interest rates were the main causes of decreased net interest income.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2012 and 2011.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended March 31, 2012 and 2011

(Dollar amounts in thousands - unaudited)

	2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$44,018	$25	0.22%	$113,100	$70	0.25%
Federal funds sold	—	—	—	1,465	—	—
Securities:
Taxable	326,886	1,498	1.83	128,174	878	2.74
Non-taxable (tax equivalent)	10,579	159	6.01	14,976	219	5.85
Total securities	337,465	1,657	1.96	143,150	1,097	3.07
Dividends from FRB and FHLB stock	13,325	74	2.22	13,698	69	2.01
Loans and loans held-for-sale (1)	1,357,670	17,774	5.18	1,656,531	21,280	5.14
Total interest earning assets	1,752,478	19,530	4.41	1,927,944	22,516	4.67
Cash and due from banks	16,409	—	—	34,882	—	—
Allowance for loan losses	(51,362)	—	—	(78,812)	—	—
Other noninterest bearing assets	239,989	—	—	238,261	—	—
Total assets	$1,957,514			$2,122,275
Liabilities and Stockholders’ Equity
NOW accounts	$277,077	$72	0.10%	$272,092	$139	0.21%
Money market accounts	300,762	166	0.22	303,604	319	0.43
Savings accounts	205,165	62	0.12	184,861	118	0.26
Time deposits	593,561	2,605	1.77	785,937	3,993	2.06
Interest bearing deposits	1,376,565	2,905	0.85	1,546,494	4,569	1.20
Securities sold under repurchase agreements	1,675	—	—	1,754	—	—
Other short-term borrowings	10,165	3	0.12	3,036	—	—
Junior subordinated debentures	58,378	1,197	8.20	58,378	1,113	7.63
Subordinated debt	45,000	237	2.08	45,000	203	1.80
Notes payable and other borrowings	500	4	3.16	500	4	3.20
Total interest bearing liabilities	1,492,283	4,346	1.17	1,655,162	5,889	1.44
Noninterest bearing deposits	367,760	—	—	366,109	—	—
Other liabilities	21,959	—	—	19,460	—	—
Stockholders’ equity	75,512	—	—	81,544	—	—
Total liabilities and stockholders’ equity	$1,957,514			$2,122,275
Net interest income (tax equivalent)		$15,184			$16,627
Net interest income (tax equivalent) to total earning assets			3.48%			3.50%
Interest bearing liabilities to earning assets	85.15%			85.85%

(1)         Interest income from loans is shown on a TE basis as discussed below and includes fees of $417,000 and $525,000 for the first quarter of 2012 and 2011, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2012	2011

Interest income (GAAP)	$19,450	$22,426
Taxable equivalent adjustment - loans	24	13
Taxable equivalent adjustment - securities	56	77
Interest income (TE)	19,530	22,516
Less: interest expense (GAAP)	4,346	5,889
Net interest income (TE)	$15,184	$16,627
Net interest and income (GAAP)	$15,104	$16,537
Average interest earning assets	$1,752,478	$1,927,944
Net interest income to total interest earning assets	3.47%	3.48%
Net interest income to total interest earning assets (TE)	3.48%	3.50%

Provision for Loan Losses

The Company recorded a $6.1 million provision for loan losses in the first quarter of 2012 compared to a $4.0 million provision in the first quarter of 2011 and a $1.4 million provision for loan losses in the fourth quarter of 2011.  Provisions for loan losses provide for probable and estimable losses inherent in the loan portfolio.  While the provision increased in first quarter, nonperforming loans decreased to $125.4 million at March 31, 2012, from $193.0 million at March 31, 2011 and $138.9 million at December 31, 2011.  Charge-offs, net of recoveries, totaled $10.5 million and $7.2 million for the first quarter of 2012 and 2011, respectively.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at March 31, 2012, are included in the following table.

Loan Charge-offs, Gross

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Real estate-construction
Homebuilder	$807	$505
Land	20	1,431
Commercial speculative	450	—
All other	125	34
Total real estate-construction	1,402	1,970
Real estate-residential
Investor	1,180	126
Owner occupied	768	856
Revolving and junior liens	343	182
Total real estate-residential	2,291	1,164
Real estate-commercial, nonfarm
Owner general purpose	874	2,659
Owner special purpose	2,377	1,321
Non-owner general purpose	1,130	183
Non-owner special purpose	—	761
Retail properties	3,899	770
Total real estate-commercial, nonfarm	8,280	5,694
Real estate-commercial, farm	—	—
Commercial	10	145
Other	139	114
	$12,122	$9,087

The distribution of the Company’s nonperforming loans as of March 31, 2012, is included in the chart below (in thousands):

Nonperforming loans
as of March 31, 2012

	Nonaccrual Total (1)	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non Performing Loans	Specific Allocation
Real estate-construction	$21,389	$—	$2,683	$24,072	19.2%	$1,908
Real estate-residential:
Investor	15,529	170	156	15,855	12.6%	1,949
Owner occupied	12,608	—	5,791	18,399	14.7%	436
Revolving and junior liens	2,835	—	—	2,835	2.3%	397
Real estate-commercial, nonfarm	56,774	758	3,777	61,309	48.9%	4,418
Real estate-commercial, farm	1,029	693	—	1,722	1.4%	150
Commercial	1,157	90	—	1,247	0.9%	389
	$111,321	$1,711	$12,407	$125,439	100.0%	$9,647

(1)   Nonaccrual loans included a total of $9.9 million in restructured loans.  Component balances are $2.1 million in real estate construction, $2.5 million in real estate-commercial nonfarm,  $1.3 million is in real estate - residential investor, $4.0 million is in real estate - owner occupied and $17,000 in commercial.

Classified loans (substandard and special mention loans based on management ratings) have decreased $138.4 million or 32.5% from a year ago and $44.9 million or 13.5% from December 31, 2011 as we are seeing fewer new problem loans.  Classified loans are summarized in the table below:

	Classified Loans
	3/31/2011	12/31/2011	3/31/2012
Commercial	$21,100	$5,730	$17,839
Real estate - commercial	249,101	193,538	162,785
Real estate - construction	68,552	44,721	33,344
Real estate - residential	86,889	87,120	72,302
Consumer	15	13	10
All other	135	1,127	1,113
	$425,792	$332,249	$287,393

Commercial Real Estate

Commercial real estate nonfarm (“CRE”) remained the largest component of nonperforming loans at $61.3 million, or 48.9% of total nonperforming loans.  The dollar volume of nonperforming CRE loans is down from $64.0 million at December 31, 2011 and $92.4 million at March 31, 2011.  These decreases resulted from loans moving to OREO during these periods, loans paying off and loans upgraded as a result of improved performance.  The class components of the CRE segment at March 31, 2012, were as follows (dollars in thousands):

Real Estate -  Commercial Nonfarm

	Nonaccrual Total	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non performing CRE Loans	Specific Allocation
Owner occupied general purpose	$6,490	$758	$—	$7,248	11.8%	$637
Owner occupied special purpose	15,589	—	—	15,589	25.4%	151
Non-owner occupied general purpose	22,397	—	3,777	26,174	42.7%	3,515
Non-owner occupied special purpose	631	—	—	631	1.0%	115
Retail properties	11,667	—	—	11,667	19.1%	—
	$56,774	$758	$3,777	$61,309	100.0%	$4,418

Portfolio loans secured by retail property, primarily retail strip malls, continue to experience the most financial stress.  This class accounted for 8.2% of all CRE loans and 19.1% of all nonperforming CRE loans at March 31, 2012.  First quarter 2012 charge-offs in the retail segment totaled $3.9 million with most of the charge-offs coming from fully allocated credits leaving no additional specific allocation for nonperforming loans for the remaining loss exposure at March 31, 2012.  However, there can be no guarantee that actual losses in this category, and all other categories discussed in this section, will not exceed such amount.  Retail CRE properties accounted for 47.1% of the first quarter 2012 charge-offs in CRE.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 24.2% of total CRE loans, and 42.7% of nonperforming CRE loans at the end of the first quarter of 2012.  First quarter 2012 charge-offs in this category were $1.1 million and management estimated that $3.5 million of specific allocation was sufficient coverage for the remaining loss exposure at March 31, 2012.

The owner occupied special purpose category had loans totaling $186.4 million, representing 28.9% of all CRE loans.  With $15.6 million of these loans nonperforming at March 31, 2012, these loans accounted for 25.4% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  Charge-offs in the first quarter of 2012 totaled $2.4 million in this loan category and management estimated that the specific allocation of $151,000 was sufficient coverage for the remaining loss exposure at March 31, 2012.

As of March 31, 2012, owner occupied general purpose loans comprised 22.0% of CRE, and 11.8% of nonperforming CRE loans.  Charge-offs totaled $874,000 in the first quarter of 2012, and management estimated that specific allocations of $637,000 were sufficient coverage for the remaining loss exposure at March 31, 2012.

Non-owner occupied special purpose loans represented 16.7% of the CRE portfolio, and 1.0% of nonperforming CRE loans at the end of the first quarter of 2012.  In the first quarter there were no charge-offs recorded, and management estimated that a specific allocation of $115,000 was sufficient coverage for the remaining loss exposure at March 31, 2012.

In addition to the specific allocations detailed above, management estimates include a higher risk commercial real estate pool loss factor for certain CRE loans.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to cyclical impacts from the recession.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Management estimated a reduction of reserves within the higher pool of $2.6 million in the first quarter of 2012 compared to December 31, 2011 and based primarily upon the amount of loans within this pool at March 31, 2012.  The combination of decreased specific loan loss allocations, pool allocation from the high risk pool, and increased general allocation resulted in a reduction of $2.1 million of estimated loss coverage in the first quarter of 2012.

Construction and Development

At March 31, 2012, nonperforming construction and development (“C & D”) loans totaled $24.1 million, or 19.2% of total nonperforming loans.  This is a decrease of $9.7 million from $33.8 million at December 31, 2011, and a decrease of $32.0 million from $56.1 million at March 31, 2011.  Of the $60.3 million of total C & D loans in the portfolio, 39.9% of all construction loans were nonperforming as of March 31, 2012, as compared to 47.3% December 31, 2011, and 53.6% at March 31, 2011.  Total C & D charge-offs for the first quarter of 2012 were $1.4 million, as compared to $2.0 million in the first quarter 2011.  Following all charge-off activity, management estimated that specific allocations of $1.9 million were sufficient coverage for the remaining loss exposure in this segment at March 31, 2012.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by builder home inventory is down 55.8% from March 31, 2011.

Management closely monitors the performing loans that have been rated as “special mention” or “substandard” but are still accruing interest.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at March 31, 2012.  As a result, management believes future losses in the construction segment will continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.

Residential Real Estate

Nonperforming 1-4 family owner occupied residential mortgages to consumers totaled $18.4 million, or 14.7% of the nonperforming loan total as of March 31, 2012.  This segment totaled $20.3 million in nonperforming loans at December 31, 2011, compared to $23.1 million at March 31, 2011.  While Kendall, Kane and Will counties experienced high rates of foreclosure in both 2012 and 2011, the Bank has recently experienced relatively stable or somewhat improved nonperforming totals.  The majority of all residential mortgage loans originated today are sold on the secondary market.  Of the nonperforming loans in this category, $5.8 million, or 31.5%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and are classified as restructured at March 31, 2012.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  The Bank did not offer subprime mortgage products to its customers.  Management believes that deterioration in the segment relates primarily to the high rate of unemployment in our market areas offset by some reductions from loans moved to OREO or upgraded as borrowers become once again employed.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at March 31, 2012, management estimated that a specific allocation of $436,000 was adequate loss coverage following the $768,000 of charge-offs that occurred during the quarter.  At March 31, 2012, there were no loans that were greater than 90 days past due and were still accruing interest in this portfolio segment.  Additionally, at March 31, 2012, loans 30 to 89 days past due and still accruing totaled $3.4 million (of which $2.4 million was exactly 30 days past due on March 31, 2012), which was an improvement from $4.0 million at December 31, 2011, and from $6.4 million at March 31, 2011.

Nonperforming residential investor loans at March 31, 2012 consisted of multi-family ($9.4 million) and 1-4 family properties ($6.5 million) for a total of $15.9 million, or 12.6% of the nonperforming loans total.  This was an increase from $15.3 million at December 31, 2011, and $15.2 million at March 31, 2011.  Following the first quarter charge-off of $1.2 million, management estimated that a total specific allocation of $1.9 million would provide sufficient loss reserves at March 31, 2012, for the remaining risk in this category.  The multi-family and rental market segment is showing improved credit metrics as higher occupancy rates have driven stronger net operating income.

Other

The remaining nonperforming credits included $1.2 million in commercial and industrial loans, $2.8 million in consumer home equity and second mortgage loans and $1.7 million in farmland and agricultural loans.  These loan categories have shown stable credit characteristics and losses have been minimal during this economic cycle.  At March 31, 2012, management estimated that a total specific allocation of $389,000 on the commercial and industrial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits, and $397,000 was sufficient loss coverage for the consumer home equity and second mortgage loan segment.  These estimated amounts were following charge-offs in the first quarter of 2012 of $10,000 in commercial loans, and $343,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest decreased to $7.4 million at March 31, 2012, from $12.1 million at December 31, 2011, and decreased from $12.2 million at March 31, 2011.  At March 31, 2012, loans 30 to 89 days past due consisted of $3.4 million in 1-4 family consumer mortgages, $1.9 million in commercial real estate credits, $405,000 in residential investor credits, $229,000 in construction and development, $51,000 in commercial and industrial loans, $5,000 in consumer loans and $1.5 million  in home equity loans.  Troubled debt restructurings (“TDR”) in accrual status total $12.4 million, which was a slight increase from $11.8 million on a linked quarter basis and a decrease from $13.9 million from March 31, 2011.  Accruing TDRs as of March 31, 2012 included $5.8 million in consumer mortgages in the foreclosure avoidance program discussed previously, $2.7 million in restructured residential lot inventory loans to builders, $156,000 in 1-4 family investor mortgages, and $3.8 million in non-owner occupied commercial real estate.

Nonaccrual TDR loans totaled $9.9 million as of March 31, 2012.  These credits, which have not demonstrated a sustained period of financial performance, are primarily due to bankruptcy or continued

deterioration in the borrowers’ financial situation.  Management is pursuing liquidation strategies for many of these loans.  Management estimated the quarterly specific allocation on TDRs in nonaccrual status and believed that specific allocation estimates of $571,000 at March 31, 2012, were sufficient coverage for the remaining loss exposure in this category.

The coverage ratio of the allowance for loan losses to nonperforming loans was 38.0% as of March 31, 2012, which was an increase from 37.4% as of December 31, 2011.  The increase in this ratio was largely driven by a $13.5 million, or 9.7%, reduction in nonperforming loans.  Management updated the estimated specific allocations in the first quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $15.2 million from March 31, 2011, as the overall loan balances subject to general factors decreased at March 31, 2012.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C & D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management estimates adequate coverage for the remaining risk of loss in the C & D portfolio.

Management regularly reviews the performance of the higher risk pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by 36.5% in the first quarter as compared to December 31, 2011.  Also, compared to December 31, 2011, management increased the loss factor assigned to this pool by 34 basis points based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 4.6% of total loans as of March 31, 2011, to 3.6% of total loans at March 31, 2012.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures for the period ended March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual loans (including restructured)	$111,321	$126,786
Accruing restructured loans	12,407	11,839
Loans 90 days or more past due and still accruing interest	1,711	318

The Bank had no commitments to any borrower whose loans were classified as impaired at March 31, 2012 or December 31, 2011.  Additional details and discussion related to interest rate swap derivatives and commitments is found in Note 16 to the financial statements provided in this form 10-Q.

Other Real Estate

OREO increased $16.1 million from $85.6 million at March 31, 2011 to $101.7 million at March 31, 2012. Disposition activity and valuation write downs in the first quarter were counterbalanced by numerous additions, including large dollar additions, to OREO assets, leading to an overall increase of $8.4 million from OREO assets of $93.3 million at December 31, 2011. In the first quarter of 2012, management successfully converted collateral securing problem loans to properties ready for disposition, spent as needed on development improvements, transacted asset dispositions and recorded valuation adjustments as shown below in thousands. As a result, holdings of vacant land suitable for farming declined in the first quarter while all other holdings categories (single family residences, lots suitable for development, multi-family and commercial property) were flat or increased in the quarter. Overall, a net gain on sale of $23,000 was realized in first quarter.

	Three Months Ended
	March 31,
	2012	2011
Beginning balance	$93,290	$75,613
Property additions	15,918	19,451
Development improvements	318	2,022
Less:
Property disposals	5,346	9,123
Period valuation adjustments	2,500	2,393
Other real estate owned	$101,680	$85,570

The OREO valuation reserve increased to $24.0 million, which is 19.1% of gross OREO at March 31, 2012.  The valuation reserve represented 20.4% of gross OREO at March 31, 2011.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income increased $1.5 million, or 17.0%, to $10.5 million during the first quarter of 2012 compared to $8.9 million during the same period in 2011.  Trust income decreased by $133,000, or 7.5% for the first quarter of 2012.  The decrease in revenue was primarily due to a decrease in estate settlement activity and investment advisory fees from lower levels of activity in our trust businesses.    Service charge income from deposit accounts was essentially unchanged from first quarter 2011 in keeping with recent regulatory changes.  Total mortgage banking income in the first quarter of 2012, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $3.1 million, an increase of $1.3 million, or 70.8%, from the first quarter of 2011.  The increase was primarily the result of a $1.4 million increase in gains on sales of mortgage loans and a $69,000 increase in secondary market fees.

Realized gains on securities totaled $101,000 in the first quarter ended March 31, 2012 as compared to a gain of $139,000 for the same period in the prior year.  Bank owned life insurance (“BOLI”) income increased $32,000, or 6.9%, in the first quarter of 2012 compared to the same period of 2011, as the underlying investment performance was stronger in 2012.  Debit card interchange income increased $60,000 for the first quarter as the volume of consumer card activity remained strong in the first quarter.  Lease revenue received from OREO properties, which partially offsets OREO expenses included in noninterest expense, increased $659,000 in the first quarter of 2012 compared to the same period in 2011, as the number of properties that generated rental income increased.  Net gains on disposition of

OREO properties decreased by $211,000, to $23,000 in the first quarter of 2012 compared to the same period in 2011.  Other noninterest income decreased $273,000 for the first quarter ended March 31, 2012, compared to the same period in 2011, largely due a decrease in retail brokerage fees.

Noninterest Expense

Noninterest expense was $22.5 million during the first quarter of 2012, a decrease of $2.1 million, from $24.6 million in the first quarter of 2011.  Decreases for the quarter were in occupancy expense, furniture and fixture expense, Federal Deposit Insurance Corporation (“FDIC”) insurance, legal fees, OREO expenses, debit card interchange expense and other expenses.  These were offset by increases in salaries and benefits, general bank insurance and advertising expenses.  Salaries and benefits expense increased by $120,000, or 1.3%, in the first quarter of 2012 compared to same period in 2011.  The increase in salaries and benefits expense resulted primarily from an increase in salary expense as we fully staff the special asset group, hire loan officers, and recognize incentive compensation.  The number of full time equivalent employees decreased to 503 for the first quarter of 2012, compared to 505 at the same time last year.

Occupancy expense decreased $110,000, or 8.2%, from the first quarter of 2011 to the first quarter of 2012.  Furniture and fixture expenses also decreased by $305,000 in the first quarter ended March 31, 2012, as compared to the same period in the prior year.

FDIC costs decreased $739,000, or 42.5%, for the quarter ended March 31, 2012, as compared to the prior year.  The new methodology for the assessment calculation became effective with the second quarter of 2011 and resulted in reduced deposit insurance charges.

General bank insurance increased $21,000 for the first quarter of 2012 when compared to the same period in 2011.  First quarter of 2012 advertising expense increased by $85,000, or 36.5%, when compared to the same period in 2011.  Legal fees decreased $258,000 in a quarterly comparison on pricing management, and were primarily related to loan workouts.

Even though OREO assets increased, OREO expense decreased $660,000, or 12.4%, from $5.3 million in the quarter ended March 31, 2011, to $4.7 million for the same period in 2012.  The decrease for the quarter was primarily due to a decrease in OREO real estate taxes expense of $1.0 million, or 47.6%, when compared to the same period in the prior year.  OREO properties held in first quarter 2012 reflected properties with lower property tax obligations when compared to properties held in first quarter 2011.  Required property tax catch up accruals were also lower in first quarter of this year when compared to the first three months of 2011.  This decrease was partially offset by increases to valuation expense and other expenses incurred in administering OREO.  Other noninterest expense decreased $235,000, or 7.3%, in the first quarter of 2012 when compared to the same period in 2011.

Income Taxes

The Company did not record an income tax benefit for the first quarter of 2012, despite a $3.0 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, as of March 31, 2012 the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  The Company’s effective tax rate for the quarters ending March 31, 2012, and 2011 was 0%.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010 to reflect this judgment.  A deferred tax asset of $2.2 million related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities remains at March 31, 2012, compared to $2.6 million at December 31, 2011.  A decrease in rates will generally cause an increase in the fair value of individual securities and results in changes in unrealized gains on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Assets

Total assets increased $40.1 million, or 2.1%, from December 31, 2011, to close at $1.98 billion as of March 31, 2012.  Loans decreased by $46.6 million, or 3.4% to $1.32 billion as of March 31, 2012, as management continued to emphasize balance sheet stabilization and credit quality as demand from qualified borrowers remained weak.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  As a result, the OREO assets increased $8.4 million, or 9.0%, for the quarter ended March 31, 2012, compared to December 31, 2011.  Sales of OREO properties slowed in the first quarter of 2012.  We attribute that slowdown to both seasonality and the postponement of some contracted sales into future quarters.  Available-for-sale securities increased by $51.8 million or 16.8% for the quarter ended March 31, 2012, reflecting a movement by management to emphasize securities investments in the absence of qualified loan demand.  Management continued to increase available-for-sale securities in the first quarter utilizing liquid funds.  At the same time, net cash equivalents increased despite a general balance sheet stabilization.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 was  $8.9 million at acquisition as compared to $4.5 million as of March 31, 2012, $4.7 million as of December 31, 2011, and $5.3 million as of March 31, 2011.  Management performed an annual review of the core deposit intangible asset as of November 30, 2011.  Based upon that review and ongoing monthly monitoring, management determined there was no impairment of the core deposit intangible asset as of March 31, 2012.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.32 billion as of March 31, 2012, a decrease of $46.6 million from $1.37 billion as of December 31, 2011.  The decrease was primarily attributable to the continued weak demand from qualified borrowers, but also included loan charge-offs net of recoveries, of $10.5 million in the first three months of 2012.  See the Provision for Loan Loss and Other Troubled Loans sections in the Management Discussion and Analysis of Financial Condition for additional detail on the Allowance for Loan Losses for the period of December 31, 2011, through March 31, 2012.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $28.2 million, $11.2 million and $12.6 million, or 4.0%, 15.6% and 2.6%, respectively.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall continued difficult in economic conditions that have been experienced nationwide.  The adverse economic conditions continue to affect the Midwest region in particular and financial markets generally, and real estate related activity, including valuations and transactions, continue to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 90.8% of the portfolio as of March 31, 2012 compared to 91.5% of the portfolio as of December 31, 2011.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.  Commercial loans increased $5.1 million, or 5.2%, while consumer loans decreased only $245,000, or 6.5%, respectively, from December 31, 2011 to March 31, 2012.  Almost all of these decreases were attributable to decreased demand from qualified borrowers.

Securities

Securities available-for-sale totaled $359.4 million as of March 31, 2012, an increase of $51.8 million, or 16.8%, from $307.6 million as of December 31, 2011.  Management utilized otherwise available liquid funds to accomplish this increase.  The largest category increases were in collateralized mortgage-backed and asset-backed securities.  Collateralized mortgage-backed and asset-backed securities increased $22.0 million and $19.8 million, respectively, in the first three months of 2012.

The net unrealized losses, net of deferred tax benefit, in the portfolio decreased by $531,000 from $3.7 million as of December 31, 2011 to $3.2 million as of March 31, 2012.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits increased $23.1 million, or 1.3%, during the quarter ended March 31, 2012, to close at $1.76 billion.  The deposit segments that increased the most in this period were savings, NOW and money markets, which increased by $16.8 million, $11.7 million and $22.0 million, or 8.6%, 4.2% and 7.6%, respectively.  At the same time, noninterest bearing demand deposits increased by $7.7 million, or 2.1%.  Time deposits decreased $35.1 million or 5.7% due to management’s pricing strategy discouraging customers with a single service relationship at the Bank.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.20% in the quarter ended March 31, 2011, to 0.85%, or 35 basis points, in the same period of 2012.  Similarly, the average total cost of interest bearing liabilities decreased 27 basis points from 1.44% in the quarter ended March 31, 2011 to 1.17% in the same period of 2012

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility began in January 2008 and was originally composed of a $30.5 million Senior Debt facility including $500,000 in term debt, as well as $45.0 million of Subordinated Debt.  The Subordinated Debt and the term debt portion of the Senior Debt mature on March 31, 2018.  The line of credit portion of the Senior Debt facility matured on March 31, 2010.  The interest rate on the Senior Debt resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated

Debt at the end of both December 31, 2011 and March 31, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties as well as financial and negative covenants.  At March 31, 2012, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the Senior Debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate, thereby increasing the rate on the term debt by 200 basis points.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

The Company increased its securities sold under repurchase agreements $903,000, or 100.2%, from December 31, 2011.  The Company’s other short-term borrowings increased to $15 million, from December 31, 2011 on an FHLBC advance.  On March 29, 2012, the FHLBC advanced $15 million to the Company at 0.1300% interest, which matured on April 20, 2012 without replacement.

Capital

As of March 31, 2012, total stockholders’ equity was $70.6 million, which was a decrease of $3.4 million, or 4.6%, from $74.0 million as of December 31, 2011.  This decrease was primarily attributable to the net loss from operations in the first quarter of 2012.  As of March 31, 2012, the Company’s regulatory ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage decreased to 11.79%, 5.90%, and 4.68%, respectively, compared to12.38%, 6.21%, and 4.98%, respectively, at December 31, 2011.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at March 31, 2012.  The same capital ratios at the Bank were 12.88%, 11.61%, and 9.22%, respectively, at March 31, 2012, compared to 12.97%, 11.70%, and 9.34%, at December 31, 2011.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the OCC Consent Order of May 2011.

In July 2011, the Company also entered into a written agreement (the “Written Agreement”) with the FRB designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the FRB, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the FRB.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the OCC Consent Order of May 2011.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (the “Trust Preferred Securities”).  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $8.0 million at March 31, 2012.

The Company has also suspended quarterly cash dividends on its Series B Preferred Stock, issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividend payments have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated Series B Preferred Stock dividends declared and accrued totaled $6.1 million at March 31, 2012 and are reflected as a reduction to capital even though not paid.

Under the terms of the Subordinated Debentures, the Company is allowed to defer payments of interest for 20 quarterly periods on the Trust Preferred Securities without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock.  Under the terms of the Series B preferred stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder has the right to appoint representatives to the Company’s board of directors.  As of January 2012, the Treasury began sending an observer to the Company’s board of directors meetings.  The Treasury has indicated that it intends to appoint two directors to our board sometime during 2012.

The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  Pursuant to the terms of the Written Agreement discussed above, the Company must seek regulatory approval prior to resuming payments on its Subordinated Debentures and Series B Preferred Stock.

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to (0.25)% and (0.28)%, respectively, at March 31, 2012 as compared to (0.08)% and (0.05)%, respectively, at December 31, 2011.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of March 31,		December 31,
	2012	2011	2011
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$70,611	$80,186	$74,002
Tier 1 adjustments:
Trust preferred securities	24,594	27,743	25,901
Cumulative other comprehensive loss	3,171	3,042	3,702
Disallowed intangible assets	(4,483)	(5,296)	(4,678)
Disallowed deferred tax assets	(2,220)	(2,129)	(2,592)
Other	(381)	(433)	(349)
Tier 1 capital	$91,292	$103,113	$95,986

Total capital
Tier 1 capital	$91,292	$103,113	$95,986
Tier 2 additions:
Allowable portion of allowance for loan losses	19,705	21,992	19,736
Additional trust preferred securities disallowed for tier 1 captial	32,031	28,882	30,724
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	96,736	95,874	95,460
Allowable Tier 2	91,292	95,874	95,460
Other Tier 2 capital components	(7)	(7)	(7)
Total capital	$182,577	$198,980	$191,439

Tangible common equity
Total stockholders’ equity	$70,611	$80,186	$74,002
Less: Preferred equity	71,108	70,151	70,863
Intangible assets	4,483	5,296	4,678
Tangible common equity	$(4,980)	$4,739	$(1,539)

Tier 1 common equity
Tangible common equity	$(4,980)	$4,739	$(1,539)
Tier 1 adjustments:
Cumulative other comprehensive loss	3,171	3,042	3,702
Other	(2,601)	(2,562)	(2,941)
Tier 1 common equity	$(4,410)	$5,219	$(778)

Tangible assets
Total assets	$1,981,548	$2,115,406	$1,941,418
Less:
Intangible assets	4,483	5,296	4,678
Tangible assets	$1,977,065	$2,110,110	$1,936,740

Total risk-weighted assets
On balance sheet	$1,514,322	$1,659,385	$1,511,815
Off balance sheet	34,138	48,806	34,824
Total risk-weighted assets	$1,548,460	$1,708,191	$1,546,639

Average assets
Total average assets for leverage	$1,950,430	$2,114,417	$1,925,953

In addition, management believes the presentation of other financial measures such as core earnings, which excludes taxes, provisions for loan losses, income and expenses associated with OREO, and other nonrecurring items as detailed immediately below, provides useful supplemental information that is helpful in understanding our financial results.  Management considers this information useful since certain items such as provisions for loan losses and OREO activities in the current credit cycle are well above historic levels.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

	As of and for the
	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
	(unaudited)
Core earnings
Pre-tax loss	$(2,968)	$(3,120)
Excluding impact of:
Other real estate owned, net of income	3,452	4,560
Provision for loan losses	6,084	4,000
Litigation related income	(116)	—
Core Earnings	$6,452	$5,440

Earnings per core diluted share
Average diluted number of shares	14,196,143	14,213,701
Core diluted earnings per share	$0.45	$0.38

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors borrowing capacity at correspondent banks as well as the FHLBC and FRB as part of its liquidity management process.

Net cash inflows from operating activities were $11.3 million during the first quarter of 2012, compared with net cash inflows of $6.5 million in the same period in 2011.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflows for both of the first quarters of 2012 and 2011.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for both of the first quarters of 2012 and 2011.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $24.6 million in the first quarter of 2012, compared to net cash inflows of $75.1 million in the same period in 2011.  In the first quarter 2012, securities transactions accounted for net outflows of $49.7 million, and net principal received on loans accounted for net inflows of $20.2 million.  In the first quarter of 2011, securities transactions accounted for a net inflow of $6.2 million, and net principal received on loans accounted for net inflows of $61.7 million.  Proceeds from sales of OREO accounted for $5.4 million and $9.4 million in investing cash inflows for the first quarters of 2012 and 2011, respectively.  Investing cash outflows for investment in OREO were $318,000 in the first quarter of 2012 as compared to $2.0 million in the same period in 2011.

Net cash inflows from financing activities in the first quarter of 2012, were $38.9 million compared with net cash outflows of $5.9 million in the first quarter of 2011.  Net deposit inflows in the first quarter of 2012 were $23.1 million compared to net deposit outflows of $6.2 million in the first quarter of 2011.  Other short-term borrowings had a net cash inflow of $15.0 million related to the FHLBC advance in the first quarter of 2012, whereas the first quarter of 2011 had a cash inflow in other short-term borrowings of $438,000, which was primarily related to treasury tax and loan deposits.  Changes in securities sold under repurchase agreements accounted for $903,000 in net inflows and $140,000 in net outflows, respectively, in the first quarters of 2012 and 2011.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from March 31, 2012 and December 31, 2011 are outlined in the table below.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s Asset and Liability Committee seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 16 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Compared to December 31, 2011, the Company had slightly greater earnings at risk exposure to falling interest rates and slightly less earnings gains if interest rates should rise.  This was largely due to minor balance sheet changes that occurred during the quarter.  Federal Funds rates and the Bank’s prime rate were stable throughout the first quarter of 2012 at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
March 31, 2012
Dollar change	N/A	N/A	$(1,202)	$853	$1,843	$4,097
Percent change	N/A	N/A	-2.1%	+1.5%	+3.2%	+7.2%

December 31, 2011
Dollar change	N/A	N/A	$(1,172)	$1,196	$2,327	$4,628
Percent change	N/A	N/A	-2.0%	+2.1%	+4.0%	+8.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, the

Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable and as-of-yet unquantified monetary relief.  The Company believes that it, its affiliates and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters.  The parties agreed to enter mediation which occurred on May 3, 2012.  This intial discussion did not produce meaningful progress toward resolution.  With assistance from outside counsel, the Company will evaluate additional steps to be taken to successfully conclude this dispute.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2011.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

N/A

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DATE: May 10, 2012