Form 10-Q
period 2012-06-30
OLD SECOND BANCORP INC
filed 2012-08-14
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer☐  (do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                                                                                  Yes  ☐             No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 10, 2012, the Registrant had outstanding 14,084,328 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$45,015	$2,692
Interest bearing deposits with financial institutions	85,014	48,257
Cash and cash equivalents	130,029	50,949
Securities available-for-sale	398,895	307,564
Federal Home Loan Bank and Federal Reserve Bank stock	12,177	14,050
Loans held-for-sale	6,445	12,806
Loans	1,238,134	1,368,985
Less: allowance for loan losses	40,286	51,997
Net loans	1,197,848	1,316,988
Premises and equipment, net	49,196	50,477
Other real estate owned	89,671	93,290
Mortgage servicing rights, net	3,531	3,487
Core deposit and other intangible assets, net	4,233	4,678
Bank-owned life insurance (BOLI)	53,416	52,595
Other assets	40,217	34,534
Total assets	$1,985,658	$1,941,418

Liabilities
Deposits:
Noninterest bearing demand	$412,635	$361,963
Interest bearing:
Savings, NOW, and money market	800,200	761,335
Time	557,189	617,483
Total deposits	1,770,024	1,740,781
Securities sold under repurchase agreements	13,802	901
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	27,807	21,856
Total liabilities	1,915,511	1,867,416

Stockholders’ Equity
Preferred stock	71,358	70,863
Common stock	18,729	18,628
Additional paid-in capital	66,051	65,999
Retained earnings	12,930	17,107
Accumulated other comprehensive loss	(3,965)	(3,702)
Treasury stock	(94,956)	(94,893)
Total stockholders’ equity	70,147	74,002
Total liabilities and stockholders’ equity	$1,985,658	$1,941,418

	June 30, 2012		December 31, 2011
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,729,134	73,000	18,627,858
Shares outstanding	73,000	14,084,328	73,000	14,034,991
Treasury shares	-	4,644,806	-	4,592,867

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans, including fees	$17,617	$20,749	$35,283	$41,965
Loans held-for-sale	49	75	133	126
Securities:
Taxable	1,856	885	3,354	1,763
Tax exempt	102	127	205	269
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	77	74	151	143
Federal funds sold	-	1	-	1
Interest bearing deposits with financial institutions	35	69	60	139
Total interest and dividend income	19,736	21,980	39,186	44,406
Interest Expense
Savings, NOW, and money market deposits	254	372	554	948
Time deposits	2,342	3,791	4,947	7,784
Securities sold under repurchase agreements	1	-	1	-
Other short-term borrowings	1	-	4	-
Junior subordinated debentures	1,220	1,133	2,417	2,246
Subordinated debt	224	206	461	409
Notes payable and other borrowings	4	4	8	8
Total interest expense	4,046	5,506	8,392	11,395
Net interest and dividend income	15,690	16,474	30,794	33,011
Provision for loan losses	200	500	6,284	4,500
Net interest and dividend income after provision for loan losses	15,490	15,974	24,510	28,511
Noninterest Income
Trust income	1,463	1,715	3,114	3,499
Service charges on deposits	1,893	2,047	3,724	3,864
Secondary mortgage fees	311	236	607	463
Mortgage servicing (loss) income, net of changes in fair value	(397)	(263)	(210)	107
Net gain on sales of mortgage loans	2,358	1,117	5,005	2,353
Securities gains, net	692	512	793	651
Increase in cash surrender value of bank-owned life insurance	326	434	821	897
Debit card interchange income	1,113	784	1,873	1,484
Lease revenue from other real estate owned	911	957	2,090	1,477
Net gain on sale of other real estate owned	355	402	378	636
Litigation related income	3	-	119	-
Other income	1,368	1,456	2,546	2,907
Total noninterest income	10,396	9,397	20,860	18,338
Noninterest Expense
Salaries and employee benefits	8,823	8,580	17,872	17,509
Occupancy expense, net	1,207	1,310	2,442	2,655
Furniture and equipment expense	1,183	1,475	2,338	2,935
FDIC insurance	1,029	1,113	2,029	2,852
General bank insurance	841	826	1,687	1,651
Amortization of core deposit and other intangible asset	250	206	445	435
Advertising expense	264	187	582	420
Debit card interchange expense	453	324	795	697
Legal fees	770	1,040	1,455	1,983
Other real estate expense	6,788	5,951	11,442	11,265
Other expense	3,026	3,346	5,999	6,554
Total noninterest expense	24,634	24,358	47,086	48,956
Income (Loss) before income taxes	1,252	1,013	(1,716)	(2,107)
Income taxes	-	-	-	-
Net income (loss)	1,252	1,013	(1,716)	(2,107)
Preferred stock dividends and accretion	1,238	1,175	2,461	2,334
Net income (loss) available to common stockholders	$14	$(162)	$(4,177)	$(4,441)

Basic earnings (loss) per share	$0.00	$(0.01)	$(0.29)	$(0.31)
Diluted earnings (loss) per share	0.00	(0.01)	(0.29)	(0.31)
Dividends declared per share	-	-	-	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$1,252	$1,013	$(1,716)	$(2,107)

Total unrealized holding (loss) gains on available-for-sale securities arising during the period	(657)	1,300	347	1,462
Related tax benefit (expense)	272	(534)	(141)	(526)
Holding (loss) income after tax	(385)	766	206	936

Less: Reclassification adjustment for the net gains and losses realized during the period
Net realized gains	692	512	793	651
Income tax expense on net realized gains	(283)	(209)	(324)	(266)
Net realized gains after tax	409	303	469	385
Total other comprehensive (loss) income	(794)	463	(263)	551
Comprehensive income (loss)	$458	$1,476	$(1,979)	$(1,556)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,716)	$(2,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	1,580	2,144
Change in market value of mortgage servicing rights	835	500
Provision for loan losses	6,284	4,500
Originations of loans held-for-sale	(129,803)	(98,257)
Proceeds from sales of loans held-for-sale	140,323	103,549
Net gain on sales of mortgage loans	(5,005)	(2,353)
Change in current income taxes receivable	815	-
Increase in cash surrender value of bank-owned life insurance	(821)	(897)
Change in accrued interest receivable and other assets	(5,567)	(1,126)
Change in accrued interest payable and other liabilities	3,204	(866)
Net premium amortization on securities	553	98
Securities gains, net	(793)	(651)
Amortization of core deposit and other intangible assets	445	435
Stock based compensation	153	491
Net gain on sale of other real estate owned	(378)	(636)
Write-down of other real estate owned	7,796	6,502
Net cash provided by operating activities	17,905	11,326
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	126,358	17,299
Proceeds from sales of securities available-for-sale	8,359	15,277
Purchases of securities available-for-sale	(226,254)	(28,178)
Net sales (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	1,873	(359)
Net change in loans	93,506	114,420
Investment in other real estate owned	(515)	(2,167)
Proceeds from sales of other real estate owned	16,066	19,816
Net purchases of premises and equipment	(299)	(196)
Net cash provided by investing activities	19,094	135,912

Cash flows from financing activities
Net change in deposits	29,243	(139,468)
Net change in securities sold under repurchase agreements	12,901	(687)
Net change in other short-term borrowings	-	(8)
Purchase of treasury stock	(63)	(49)
Net cash provided by (used in) financing activities	42,081	(140,212)
Net change in cash and cash equivalents	79,080	7,026
Cash and cash equivalents at beginning of period	50,949	98,758
Cash and cash equivalents at end of period	$130,029	$105,784

Supplemental cash flow information
Income taxes received	$(815)	$-
Interest paid for deposits	6,029	9,177
Interest paid for borrowings	473	417
Non-cash transfer of loans to other real estate owned	19,350	30,513
Change in dividends declared not paid	1,966	1,870
Accretion on preferred stock warrants	495	464

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Comprehensive loss:
Net loss				(2,107)			(2,107)
Change in net unrealized gain on securities available-for-sale net of $260 tax effect					551		551
Change in restricted stock	161		(161)				-
Stock based compensation			491				491
Purchase of treasury stock						(49)	(49)
Preferred dividends declared and accrued (5% per preferred share)		464		(2,334)			(1,870)
Balance, June 30, 2011	$18,628	$70,385	$65,539	$23,894	$(2,579)	$(94,893)	$80,974

Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Comprehensive loss:
Net loss				(1,716)			(1,716)
Change in net unrealized loss on securities available-for-sale net of $183 tax effect					(263)		(263)
Change in restricted stock	101		(101)				-
Stock based compensation			153				153
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		495		(2,461)			(1,966)
Balance, June 30, 2012	$18,729	$71,358	$66,051	$12,930	$(3,965)	$(94,956)	$70,147

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2011.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  The Company has assessed and implemented ASU 2011-04 in its fair value disclosures and found no material impact.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Retrospective application of the standard is required.  In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12: “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” in ASU No. 2011-05, to defer the effective date for the part of ASU No. 2011-05 that would require adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements.  The Company has included the consolidated statements of comprehensive income.  There was no impact on the consolidated statements of operations or balance sheets based on the adoption of this standard.

Note 2 – Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity and income needs of the Company.  While the portfolio serves as an important component of the overall liquidity management at the Bank, portions of the portfolio will also serve as income producing assets.  The size of the portfolio reflects liquidity needs, loan demand and interest income objectives.

Portfolio size and composition may be adjusted from time to time.  While a significant portion of the portfolio consists of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

Investments are comprised of debt securities and non-marketable equity investments.  All debt securities are classified as available-for-sale and may be sold under our management and asset/liability management strategies.  Securities available-for-sale are carried at fair value.  Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity.  This balance sheet component changes as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.

Non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“FRB”) stock.  FHLBC stock was recorded at a value of $7.4 million at June 30, 2012, a decrease of $1.9 million from December 31, 2011.  FRB stock was recorded at $4.8 million at June 30, 2012, which was unchanged from December 31, 2011.  Our FHLBC stock is necessary to maintain our continued access to FHLBC advances.  In late 2011, management at the Bank evaluated the October 17, 2011, FHLBC Capital Plan and determined the best overall course for the Bank was to accept the stock conversion as of January 1, 2012.  Subsequently, during the first half of 2012 management redeemed excess FHLBC stock held by the Bank reducing the value of FHLBC stock held by the Bank to $7.4 million.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at June 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012:
U.S. Treasury	$1,501	$14	$-	$1,515
U.S. government agencies	44,482	173	(32)	44,623
U.S. government agency mortgage-backed	93,458	1,766	(16)	95,208
States and political subdivisions	12,926	1,137	(5)	14,058
Corporate Bonds	35,127	240	(100)	35,267
Collateralized mortgage obligations	62,890	367	(870)	62,387
Asset-backed securities	137,341	476	(1,143)	136,674
Collateralized debt obligations	17,910	-	(8,747)	9,163
	$405,635	$4,173	$(10,913)	$398,895
December 31, 2011:
U.S. Treasury	$1,501	$23	$-	$1,524
U.S. government agencies	43,112	286	-	43,398
U.S. government agency mortgage-backed	152,473	1,553	(19)	154,007
States and political subdivisions	12,152	1,657	-	13,809
Corporate Bonds	32,357	14	(982)	31,389
Collateralized mortgage obligations	25,616	242	(736)	25,122
Asset-backed securities	28,755	-	(414)	28,341
Collateralized debt obligations	17,892	-	(7,918)	9,974
	$313,858	$3,775	$(10,069)	$307,564

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2012, by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized debt obligations are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$8,256	1.81%	$8,291
Due after one year through five years	48,540	2.01%	48,981
Due after five years through ten years	17,283	3.18%	18,043
Due after ten years	19,957	4.04%	20,148
	94,036	2.64%	95,463
Mortgage-backed securities	156,348	2.17%	157,595
Asset-back securites	137,341	1.63%	137,674
Collateralized debt obligations	17,910	1.89%	9,163
	$405,635	2.08%	$399,895

Securities with unrealized losses at June 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
June 30, 2012	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	4	$32	$14,156		$-	$-	4	$32	$14,156
U.S. government agency mortgage-backed	2	16	2,555	-	-	-	2	16	2,555
States and political subdivisions	1	5	1,295	-	-	-	1	5	1,295
Corporate bonds	6	100	12,184	-	-	-	6	100	12,184
Collateralized mortgage obligations	12	870	36,439	-	-	-	12	870	36,439
Asset-backed securities	12	1,143	93,066	-	-	-	12	1,143	93,066
Collateralized debt obligations	-	-	-	2	8,747	9,163	2	8,747	9,163
	37	$2,166	$159,695	2	$8,747	$9,163	39	$10,913	$168,858

	Less than 12 months			Greater than 12 months
December 31, 2011	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agency mortgage-backed	4	$19	$27,935	-	$-	$-	4	$19	$27,935
Corporate bonds	11	982	28,605	-	-	-	11	982	28,605
Collateralized mortgage obligations	3	736	9,032	-	-	-	3	736	9,032
Asset-backed securities	4	414	28,341	-	-	-	4	414	28,341
Collateralized debt obligations	-	-	-	2	7,918	9,974	2	7,918	9,974
	22	$2,151	$93,913	2	$7,918	$9,974	24	$10,069	$103,887

Recognition of other-than-temporary impairment was not necessary in the six months ended June 30, 2012, or the year ended December 31, 2011.  The changes in fair values related primarily to interest rate fluctuations and were generally not related to credit quality deterioration.  Further to this point as shown below, the amount of deferrals and defaults in the pooled collateralized debt obligations (“CDO”) decreased in the period from December 31, 2011 to June 30, 2012.

Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDO.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of June 30, 2012, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as level 3 securities as described in Note 12 of this quarterly report as of June 30, 2012.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating [1]	Issuance	Amount	Collateral %	Amount	Collateral %
June 30, 2012
Class A1	$9,084	$5,156	$(3,928)	BB+	63	$198,000	26.4%	$198,690	26.5%
Class A2A	8,826	4,007	(4,819)	B+	63	198,000	26.4%	101,690	13.6%
	$17,910	$9,163	$(8,747)

December 31, 2011
Class A1	$9,136	$5,584	$(3,552)	CCC+	63	$212,750	28.4%	$181,630	24.2%
Class A2A	8,756	4,390	(4,366)	CCC-	63	212,750	28.4%	84,630	11.3%
	$17,892	$9,974	$(7,918)

1 Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of June 30, 2012, and unchanged from December 31, 2011.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of June 30, 2012, and unchanged from December 31, 2011.

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2012	December 31, 2011
Commercial	$90,051	$98,099
Real estate - commercial	625,056	704,492
Real estate - construction	57,064	71,436
Real estate - residential	447,151	477,200
Consumer	3,321	3,789
Overdraft	520	457
Lease financing receivables	2,644	2,087
Other	12,235	11,498
	1,238,042	1,369,058
Net deferred loan fees and costs	92	(73)
	$1,238,134	$1,368,985

It is the policy of the Company to review each prospective credit in order to determine whether an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, varies from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 91.2% and 91.5% of the portfolio at June 30, 2012, and December 31, 2011, respectively.  The Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Consent Order with the Bank and the Office of the Comptroller of the Currency (“OCC”).  Regulatory and capital matters including the Consent Order are discussed in more detail in Note 11 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$232	$87	$-	$319	$91,285	$1,091	$92,695	$-
Real estate - commercial
Owner occupied general purpose	684	9	-	693	126,477	6,091	133,261	-
Owner occupied special purpose	519	-	-	519	156,580	12,234	169,333	-
Non-owner occupied general purpose	-	-	-	-	124,526	21,765	146,291	-
Non-owner occupied special purpose	-	247	-	247	93,391	497	94,135	-
Retail properties	-	-	-	-	40,864	12,782	53,646	-
Farm	-	-	-	-	26,112	2,278	28,390	-
Real estate - construction
Homebuilder	-	-	-	-	7,686	6,087	13,773	-
Land	-	-	-	-	8,197	721	8,918	-
Commercial speculative	-	-	-	-	4,603	10,626	15,229	-
All other	-	243	-	243	18,805	96	19,144	-
Real estate - residential
Investor	1,499	-	-	1,499	153,997	13,631	169,127	-
Owner occupied	374	672	-	1,046	117,930	9,532	128,508	-
Revolving and junior liens	1,277	580	-	1,857	144,582	3,077	149,516	-
Consumer	6	-	-	6	3,315	-	3,321	-
All other	-	-	-	-	12,847	-	12,847	-
	$4,591	$1,838	$-	$6,429	$1,131,197	$100,508	$1,238,134	$-

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$161	$20	$-	$181	$98,840	$1,165	$100,186	$-
Real estate - commercial
Owner occupied general purpose	912	-	-	912	137,250	12,744	150,906	-
Owner occupied special purpose	-	39	-	39	172,624	16,564	189,227	-
Non-owner occupied general purpose	471	-	318	789	147,099	12,893	160,781	318
Non-owner occupied special purpose	-	-	-	-	107,425	1,814	109,239	-
Retail properties	-	-	-	-	42,535	15,897	58,432	-
Farm	197	-	-	197	34,136	1,574	35,907	-
Real estate - construction
Homebuilder	-	-	-	-	8,725	10,193	18,918	-
Land	-	-	-	-	7,976	2,025	10,001	-
Commercial speculative	-	669	-	669	5,154	14,217	20,040	-
All other	-	74	-	74	17,714	4,689	22,477	-
Real estate - residential
Investor	338	3,562	-	3,900	162,101	15,111	181,112	-
Owner occupied	3,414	573	-	3,987	119,266	15,059	138,312	-
Revolving and junior liens	1,525	166	-	1,691	153,244	2,841	157,776	-
Consumer	8	-	-	8	3,781	-	3,789	-
All other	-	-	-	-	11,882	-	11,882	-
	$7,026	$5,103	$318	$12,447	$1,229,752	$126,786	$1,368,985	$318

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Bank had no commitments to any borrower whose loans were classified as impaired at June 30, 2012.

Credit Quality Indicators:

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison against industry averages, historical payment experience, and current economic trends.  Each loan and loan relationship is examined.  This analysis includes loans with outstanding loans or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

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

Credits that are not covered by the definitions above are “pass” credits, which are not considered to be adversely rated.  Loans listed as not rated have outstanding loans or commitments less than $50,000 or are included in groups of homogeneous loans.

Credit Quality Indicators by class of loans as were as follows:

June 30, 2012	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$86,830	$4,456	$1,409	$-	$92,695
Real estate - commercial
Owner occupied general purpose	116,221	4,893	12,147	-	133,261
Owner occupied special purpose	139,707	5,880	23,746	-	169,333
Non-owner occupied general purpose	95,441	20,607	30,243	-	146,291
Non-owner occupied special purpose	86,120	6,495	1,520	-	94,135
Retail Properties	31,643	4,524	17,479	-	53,646
Farm	22,964	3,148	2,278	-	28,390
Real estate - construction
Homebuilder	3,764	2,741	7,268	-	13,773
Land	5,772	-	3,146	-	8,918
Commercial speculative	2,587	-	12,642	-	15,229
All other	16,130	2,885	129	-	19,144
Real estate - residential
Investor	131,224	18,705	19,198	-	169,127
Owner occupied	114,603	493	13,412	-	128,508
Revolving and junior leins	144,782	410	4,324	-	149,516
Consumer	3,314	-	7	-	3,321
All other	12,627	220	-	-	12,847
Total	$1,013,729	$75,457	$148,948	$-	$1,238,134

December 31, 2011	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$94,456	$3,350	$2,380	$-	$100,186
Real estate - commercial
Owner occupied general purpose	115,175	11,695	24,036	-	150,906
Owner occupied special purpose	154,650	5,254	29,323	-	189,227
Non-owner occupied general purpose	102,178	19,292	39,311	-	160,781
Non-owner occupied special purpose	85,931	6,017	17,291	-	109,239
Retail Properties	26,391	11,660	20,381	-	58,432
Farm	26,629	5,605	3,673	-	35,907
Real estate - construction
Homebuilder	4,206	2,905	11,807	-	18,918
Land	3,755	3,032	3,214	-	10,001
Commercial speculative	1,306	-	18,734	-	20,040
All other	17,448	303	4,726	-	22,477
Real estate - residential
Investor	119,494	28,478	33,140	-	181,112
Owner occupied	118,658	271	19,383	-	138,312
Revolving and junior leins	151,928	821	5,027	-	157,776
Consumer	3,776	-	13	-	3,789
All other	10,755	1,127	-	-	11,882
Total	$1,036,736	$99,810	$232,439	$-	$1,368,985

1 The substandard credit quailty indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of June 30, 2012 were as follows:

				Six Months Ended
	As of June 30, 2012			June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$597	$639	$-	$555	$-
Commercial real estate
Owner occupied general purpose	4,092	4,538	-	4,425	-
Owner occupied special purpose	8,435	9,531	-	10,521	-
Non-owner occupied general purpose	16,029	20,826	-	12,165	135
Non-owner occupied special purpose	497	640	-	938	-
Retail properties	5,462	8,343	-	5,024	-
Farm	2,081	2,087	-	1,580	-
Construction
Homebuilder	6,394	11,200	-	8,533	55
Land	721	1,491	-	1,373	-
Commercial speculative	6,403	10,397	-	7,976	-
All other	96	319	-	2,202	-
Residential
Investor	3,455	12,581	-	3,218	-
Owner occupied	9,592	12,093	-	10,736	93
Revolving and junior liens	1,752	2,188	-	1,621	1
Consumer	-	-		-	-
Total impaired loans with no recorded allowance	65,606	96,873	-	70,867	284
With an allowance recorded
Commercial	494	551	239	573	-
Commercial real estate
Owner occupied general purpose	1,999	2,768	346	4,992	-
Owner occupied special purpose	3,799	5,764	411	3,879	-
Non-owner occupied general purpose	9,490	12,081	519	8,943	-
Non-owner occupied special purpose	-	-	-	217	-
Retail properties	7,320	10,480	1,319	9,316	-
Farm	197	197	112	346	-
Construction
Homebuilder	2,376	3,665	51	2,290	-
Land	-	-	-	-	-
Commercial speculative	4,223	5,465	1,182	4,446	-
All other	-	-	-	190	-
Residential
Investor	10,176	10,637	940	11,231	-
Owner occupied	5,511	6,040	508	6,942	63
Revolving and junior liens	1,386	1,404	720	1,369	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	46,971	59,052	6,347	54,734	63
Total impaired loans	$112,577	$155,925	$6,347	$125,601	$347

Impaired loans by class of loans were as follows:

				Six Months Ended
	As of December 31, 2011			June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$512	$560	$-	$177	$-
Commercial real estate
Owner occupied general purpose	4,759	6,538	-	6,542	-
Owner occupied special purpose	12,606	15,862	-	12,486	-
Non-owner occupied general purpose	8,301	11,734	-	10,809	76
Non-owner occupied special purpose	1,380	1,545	-	2,852	15
Retail properties	4,586	5,920	-	10,290	129
Farm	1,078	1,198	-	907	-
Construction
Homebuilder	10,672	17,643	-	16,636	67
Land	2,025	6,222	-	8,270	8
Commercial speculative	9,549	27,134	-	6,102	-
All other	4,309	6,576	-	5,030	-
Residential
Investor	2,981	11,927	-	8,443	10
Owner occupied	11,880	13,487	-	14,248	136
Revolving and junior liens	1,489	1,693	-	1,184	2
Consumer	-	-		4	-
Total impaired loans with no recorded allowance	76,127	128,039	-	103,980	443
With an allowance recorded
Commercial	653	740	392	3,352	-
Commercial real estate
Owner occupied general purpose	7,985	8,291	1,397	10,000	-
Owner occupied special purpose	3,958	5,448	407	9,713	-
Non-owner occupied general purpose	8,397	9,942	2,187	11,750	-
Non-owner occupied special purpose	434	437	98	5,367	-
Retail properties	11,311	12,389	3,506	14,883	-
Farm	496	496	28	-	-
Construction
Homebuilder	2,204	2,816	376	7,792	-
Land	-	-	-	5,622	-
Commercial speculative	4,668	5,371	1,683	10,615	-
All other	380	422	225	381	-
Residential
Investor	12,287	12,844	1,808	9,950	9
Owner occupied	8,373	9,762	626	9,203	92
Revolving and junior liens	1,352	1,656	321	860	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	62,498	70,614	13,054	99,488	101
Total impaired loans	$138,625	$198,653	$13,054	$203,468	$544

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

The specific allocation of the allowance for loan losses on TDR is determined by either discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDR charged-off, are factored into this calculation by portfolio segment.

TDR outstanding by class are summarized as follows:

	As of June 30, 2012
	TDR Modifications		TDR Modifications
	Accruing interest		Nonaccrual

	# of contracts	Recorded investment	# of contracts	Recorded investment
Troubled debt restructurings
Commercial	-	$-	1	$17
Real estate - commercial
Owner occupied special purpose	-	-	1	359
Non-owner occupied general purpose	2	3,754	4	4,513
Non-owner occupied special purpose	-	-	2	497
Real estate - construction
Homebuilder	2	2,683	1	1,342
Commercial speculative	-	-	1	425
Real estate - residential
Investor	-	-	4	1,108
Owner occupied	35	5,571	19	3,034
Revolving and junior liens	1	61	-	-
	40	$12,069	33	$11,295

	As of December 31, 2011
	TDR Modifications		TDR Modifications
	Accruing interest		Nonaccrual

	# of contracts	Recorded investment	# of contracts	Recorded investment
Troubled debt restructurings
Commercial	-	$-	1	$17
Real estate - commercial
Owner occupied general purpose	-	-	2	147
Owner occupied special purpose	-	-	2	377
Non-owner occupied general purpose	2	3,805	4	2,488
Non-owner occupied special purpose	-	-	1	434
Real estate - construction
Homebuilder	2	2,683	6	4,474
Land	-	-	1	737
Commercial speculative	-	-	1	65
Real estate - residential
Investor	1	157	6	1,931
Owner occupied	34	5,194	30	5,519
	39	$11,839	54	$16,189

TDR that were modified during the period are summarized as follows:

	TDR Modifications			TDR Modifications
	Three months ended 6/30/12			Six months ended 6/30/12

Accruing interest:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Deferral[1]	-	$-	$-	1	$108	$108
Revolving and junior liens
HAMP[2]	1	117	61	1	117	61

	1	$117	$61	2	$225	$169

	TDR Modifications			TDR Modifications
	Three months ended 6/30/12			Six months ended 6/30/12

Nonaccrual:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Interest[3]	1	$2,921	$2,772	1	$2,921	$2,772
Bifurcate[4]	1	209	207	1	209	207
Real estate - construction
Interest[3]	-	-	-	1	425	460
Real estate - residential
Investor
Bifurcate[4]	1	337	90	1	337	90

	3	$3,467	$3,069	4	$3,892	$3,529

1 Deferral: Refers to the deferral of principal

2 HAMP: Home Affordable Modification Program

3 Interest: Interest rate concession below normal market

4 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

TDR are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity within 12 months of restructure for the three months or six months ending June 30, 2012.  The following table presents TDR that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity		TDR Default Activity
	Three Months ending 6/30/11		Six Months ending 6/30/11
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - construction
Commercial speculative	1	$68	1	$68
Real estate - residential
Investor	-	-	1	196
Owner occupied	6	928	11	1,804
	7	$996	13	$2,068

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the six months ended June 30, 2012, were as follows:

	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	108	12,339	3,342	5,186	277	-	21,252
Recoveries	10	1,622	1,171	233	221	-	3,257
Provision	(189)	3,713	(265)	2,759	235	31	6,284

Ending balance	$4,783	$23,766	$5,501	$4,141	$1,063	$1,032	$40,286

Ending balance: Individually evaluated for impairment	$239	$2,707	$1,233	$2,168	$-	$-	$6,347

Ending balance: Collectively evaluated for impairment	$4,544	$21,059	$4,268	$1,973	$1,063	$1,032	$33,939

Financing receivables:

Ending balance	$92,695	$625,056	$57,064	$447,151	$3,321	$12,847	$1,238,134

Ending balance: Individually evaluated for impairment	$1,091	$59,401	$20,213	$31,872	$-	$-	$112,577

Ending balance: Collectively evaluated for impairment	$91,604	$565,655	$36,851	$415,279	$3,321	$12,847	$1,125,557

1 As of June 30, 2012, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $28.2 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $2.9 million at June 30, 2012.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the six months ended June 30, 2011, were as follows:

	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308
Charge-offs	155	11,077	5,199	3,384	264	-	20,079
Recoveries	44	3,066	618	1,339	222	-	5,289
Provision	(987)	2,545	(438)	3,263	(19)	136	4,500
Ending balance	$5,666	$36,776	$13,325	$8,217	$819	$1,215	$66,018

Ending balance: Individually evaluated for impairment	$743	$7,616	$6,548	$4,346	$-	$-	$19,253
Ending balance: Collectively evaluated for impairment	$4,923	$29,160	$6,777	$3,871	$819	$1,215	$46,765

Financing receivables:
Ending balance	$123,205	$765,599	$94,529	$519,907	$4,361	$22,805	$1,530,406
Ending balance: Individually evaluated for impairment	$3,393	$83,802	$52,882	$38,995	$2	$-	$179,074
Ending balance: Collectively evaluated for impairment	$119,812	$681,797	$41,647	$480,912	$4,359	$22,805	$1,351,332

1 As of June 30, 2011, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $100.9 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $14.6 million at June 30, 2011.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2012	2011	2012	2011
Balance at beginning of period	$101,680	$85,570	$93,290	$75,613
Property additions	3,432	11,062	19,350	30,513
Development improvements	197	145	515	2,167
Less:
Property disposals, net of gains/losses	10,342	10,057	15,688	19,180
Period valuation adjustments	5,296	4,109	7,796	6,502
Balance at end of period	$89,671	$82,611	$89,671	$82,611

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$23,994	$21,883	$23,462	$22,220
Provision for unrealized losses	5,127	4,109	7,627	6,434
Reductions taken on sales	(1,821)	(4,488)	(3,789)	(7,218)
Other adjustments	169	-	169	68
Balance at end of period	$27,469	$21,504	$27,469	$21,504

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gain on sales, net	$(355)	$(402)	$(378)	$(636)
Provision for unrealized losses	5,127	4,109	7,627	6,434
Operating expenses	1,661	1,842	3,815	4,831
Less:
Lease revenue	911	957	2,090	1,477
	$5,522	$4,592	$8,974	$9,152

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2012	December 31, 2011
Noninterest bearing demand	$412,635	$361,963
Savings	213,634	196,870
NOW accounts	272,330	275,957
Money market accounts	314,236	288,508
Certificates of deposit of less than $100,000	347,789	390,530
Certificates of deposit of $100,000 or more	209,400	226,953
	$1,770,024	$1,740,781

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2012, and December 31, 2011, and junior subordinated debentures are discussed in detail in Note 8:

	June 30, 2012	December 31, 2011
Securities sold under repurchase agreements	$13,802	$901
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$117,680	$104,779

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and were secured by mortgage-backed securities with a carrying amount of $20.0 and

$3.7 million at June 30, 2012, and December 31, 2011, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the two-year reporting period.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  The Bank owned FHLBC stock of $7.4 million at June 30, 2012 and had total funding availability of $62.5 million with no outstanding advances.  At December 31, 2011, there were no outstanding advances on the FHLBC stock of $9.3 million and funding availability of $48.4 million.  The Company has also established borrowing capacity at the FRB that was not used at either June 30, 2012, or December 31, 2011.  The Company currently has $70.8 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America. That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt (together, the “Senior Debt”), as well as $45.0 million of subordinated debt (the “Subordinated Debt”).  The Subordinated Debt and the term debt portions of the Senior Debt mature on March 31, 2018.  The interest rate on the Senior Debt resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2011 and June 30, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties as well as financial covenants.  At June 30, 2012, the Company continued to be out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line and the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.

Note 8 – Junior Subordinated Debentures

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments total $9.2 million at June 30, 2012.

Note 9 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 10,925 at June 30, 2012.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first half of 2012 or 2011.  All stock options are granted for a term of ten years.

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged against income for those plans was $66,000 in the second quarter of 2012 and $153,000 in the first half of 2012.

There were no stock options exercised during the second quarter of 2012 or 2011.  The Company did not grant any options of the Company’s common stock during either of those periods.  There was no unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan as of June 30, 2012.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $4,000 as of June 30, 2011 and was recognized over a weighted-average period of 0.58 years.

A summary of stock option activity in the Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2012	500,000	$27.34
Canceled	(7,500)	25.67
Ending outstanding at June 30, 2012	492,500	$27.36	3.05	$-

Exercisable at end of period	492,500	$27.36	3.05	$-

Beginning outstanding at January 1, 2011	614,832	$25.81
Canceled	(21,500)	27.73
Ending outstanding at June 30, 2011	593,332	$25.74	3.58	$-

Exercisable at end of period	589,332	$25.87	3.56	$-

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  There were no restricted awards issued during the second quarter of 2012 or the second quarter of 2011.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	June 30, 2012		June 30, 2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	426,192	$4.15	464,298	$6.76
Granted	60,000	1.25	141,320	1.06
Vested	(144,976)	7.14	(98,770)	10.71
Forfeited	(13,296)	3.28	(61,129)	4.65
Nonvested at June 30	327,920	$2.33	445,719	$4.37

Total unrecognized compensation cost of restricted awards was $227,000 as of June 30, 2012, which is expected to be recognized over a weighted-average period of 1.08 years.  Total unrecognized compensation cost of restricted awards was $978,000 as of June 30, 2011, which was expected to be recognized over a weighted-average period of 1.13 years.

Note 10 – Earnings (Loss) Per Share

The earnings (loss) per share is included below as of June 30 (in thousands except for share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Weighted-average common shares outstanding	14,084,328	14,034,991	14,063,936	14,004,599
Weighted-average common shares less stock based awards	13,883,008	13,789,971	13,869,174	13,779,969
Weighted-average common shares stock based awards	327,920	446,249	334,361	445,053
Net income (loss)	$1,252	$1,013	$(1,716)	$(2,107)
Dividends and accretion of discount on preferred shares	1,238	1,175	2,461	2,334
Net earnings (loss) available to common shareholders	14	(162)	(4,177)	(4,441)
Undistributed earnings (loss)	14	(162)	(4,177)	(4,441)
Basic earnings (loss) per share common undistributed loss	0.00	(0.01)	(0.29)	(0.31)
Basic earnings (loss) per share	$0.00	$(0.01)	$(0.29)	$(0.31)
Diluted earnings (loss) per share:
Weighted-average common shares outstanding	14,084,328	14,034,991	14,063,936	14,004,599
Dilutive effect of restricted shares[1]	126,600	201,229	139,599	220,423
Diluted average common shares outstanding	14,210,928	14,236,220	14,203,535	14,225,022
Net earnings (loss) available to common stockholders	$14	$(162)	$(4,177)	$(4,441)
Diluted earnings (loss) per share	$0.00	$(0.01)	$(0.29)	$(0.31)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,313,839	1,408,671	1,313,839	1,408,671

1 Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

Under the terms of the Consent Order, the Bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in nonperforming assets and product development; (ii) adopt and maintain a capital plan; (iii) by September 30, 2011, achieve and thereafter maintain a total risk-based capital ratio of at least 11.25% and a Tier 1 capital ratio of at least 8.75%; (iv) seek approval of the OCC prior to paying any dividends on its capital stock; (v) develop a program to reduce the Bank’s credit risk; (vi) obtain or update appraisals on certain loans secured by real estate; (vii) implement processes to ensure that real estate valuations conform to applicable standards; (viii) take certain actions related to credit and collateral exceptions; (ix) reaffirm the Bank’s liquidity risk management program; and (x) appoint a compliance committee of the Bank’s Board of Directors to help ensure the Bank’s compliance with the Consent Order.  The Bank is also required to submit certain reports to the OCC with respect to the foregoing requirements.

Both capital ratio objectives in the OCC agreement have been exceeded since June 30, 2011.  At June 30, 2012, the Bank’s leverage ratio was 9.35%, an increase of one basis point from December 31, 2011, and 60 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total capital ratio was 13.25%, up 28 basis points from December 31, 2011, and 200 basis points above the objective of 11.25%.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2012, and December 31, 2011.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position.  Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

At June 30, 2012, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.  However, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital to risk weighted assets
Consolidated	$188,454	12.33%	$122,273	8.00%	N/A	N/A
Old Second Bank	202,322	13.25	122,157	8.00	152,696	10.00
Tier 1 capital to risk weighted assets
Consolidated	94,230	6.16	61,188	4.00	N/A	N/A
Old Second Bank	182,985	11.99	61,046	4.00	91,569	6.00
Tier 1 capital to average assets
Consolidated	94,230	4.81	78,362	4.00	N/A	N/A
Old Second Bank	182,985	9.35	78,282	4.00	97,853	5.00

December 31, 2011
Total capital to risk weighted assets
Consolidated	$191,439	12.38%	$123,709	8.00%	N/A	N/A
Old Second Bank	200,716	12.97	123,803	8.00	154,754	10.00
Tier 1 capital to risk weighted assets
Consolidated	95,986	6.21	61,827	4.00	N/A	N/A
Old Second Bank	180,981	11.70	61,874	4.00	92,811	6.00
Tier 1 capital to average assets
Consolidated	95,986	4.98	77,097	4.00	N/A	N/A
Old Second Bank	180,981	9.34	77,508	4.00	96,885	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios that it has agreed to maintain with the OCC contained within the Consent Order.  However, as a result of continuing to be under the Consent Order, the Bank is formally considered “adequately capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in Subordinated Debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of June 30, 2012, trust preferred proceeds of $24.7 million qualified as Tier 1 regulatory capital and $31.9 million qualified as Tier 2 regulatory capital.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2011 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company and this restriction continued at June 30, 2012.

As discussed in Note 8, as of June 30, 2012, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.9 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of June 30, 2012, was $9.2 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on the Series B Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred Series B Preferred Stock dividends as of June 30, 2012, was $7.1 million.  However, agreements with the OCC and the FRB contain restrictions on dividend payments.

Further detail on the subordinated debentures, the Series B Preferred Stock and the deferral of interest and dividends thereon is described in Notes 8 and 15.

Note 12 – Fair Value Option and Fair Value Measurements

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

The Company uses the following methods and significant assumptions to estimate fair value:

•      Securities available-for-sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented using the following types of inputs:

o     U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.

o     Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

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

•     Collateralized debt obligations are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the yield that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management initially made that adjustment to Level 3 valuation at June 30, 2009, because the level of market activity for CDO securities is incomplete and sporadic, information on orderly sale transactions was not generally available.

•      Asset-backed securities are priced using a single expected cash flow stream model.

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

•      Interest rate swap positions, both assets and liabilities, are based on a valuation pricing model using an income approach based upon readily observable market parameters such as interest rate yield curves.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2012, and December 31, 2011, respectively, which are measured by the Company at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,515	$-	$-	$1,515
U.S. government agencies	-	44,623	-	44,623
U.S. government agency mortgage-backed	-	95,208	-	95,208
States and political subdivisions	-	13,920	138	14,058
Corporate Bonds	-	35,267	-	35,267
Collateralized mortgage obligations	-	62,387	-	62,387
Asset-backed securities	51,752	84,922	-	136,674
Collateralized debt obligations	-	-	9,163	9,163
Loans held-for-sale	-	6,445	-	6,445
Mortgage servicing rights	-	-	3,531	3,531
Other assets (Interest rate swap agreements net of swap credit valuation)	-	2,606	(69)	2,537
Other assets (Forward MBS)	-	910	-	910
Total	$53,267	$346,288	$12,763	$412,318

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$2,606	$-	$2,606
Other liabilities (Interest rate lock commitments to borrowers)	-	16	-	16
Total	$-	$2,622	$-	$2,622

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,524	$-	$-	$1,524
U.S. government agencies	-	43,398	-	43,398
U.S. government agency mortgage-backed	-	154,007	-	154,007
States and political subdivisions	-	13,671	138	13,809
Corporate Bonds	-	31,389	-	31,389
Collateralized mortgage obligations	-	25,122	-	25,122
Asset-backed securities		28,341	-	28,341
Collateralized debt obligations	-	-	9,974	9,974
Loans held-for-sale	-	12,806	-	12,806
Mortgage servicing rights	-	-	3,487	3,487
Other assets (Interest rate swap agreements net of swap credit valuation)	-	3,152	(80)	3,072
Other assets (Forward MBS)	-	107	-	107
Total	$1,524	$311,993	$13,519	$327,036

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$3,152	$-	$3,152
Other liabilities (Interest rate lock commitments to borrowers)	-	50	-	50
Total	$-	$3,202	$-	$3,202

At March 31, 2012, $3.3 million in asset-backed securities were reported in level 1 using their purchased price. Subsequently, these securities have been included in level 2 using a third party pricing service.  Similarly, at June 30, 2012 $51.8 million in asset–backed securities are reported in level 1 using their purchase price.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Six months ended June 30, 2012
	Investment securities available-for- sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	80	-	(835)	11
Included in other comprehensive income	(829)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	879	-
Settlements	(62)	-	-	-
Expirations	-	-	-	-
Ending balance June 30, 2012	$9,163	$138	$3,531	$(69)

	Six months ended June 30, 2011

	Investment securities available-for- sale
	Equity Securities	Collateralized Debt Obligations	States and political subdivisions	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	(3,000)	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	-	69	-	(500)	(43)	38
Included in other comprehensive income	2	617	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-
Issuances	-	-	-	621	-	-
Settlements	-	(69)	-	-	-	-
Expirations	-	-	-	-	-	-
Ending balance June 30, 2011	$8	$11,690	$-	$4,018	$(151)	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at June 30, 2012, and December 31, 2011, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$39,392	$39,392
Other real estate owned, net[2]	-	-	89,671	89,671
Total	$-	$-	$129,063	$129,063

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans.  These loans had a carrying amount of $45.7 million, with a valuation allowance of $6.3 million, resulting in a decrease of specific allocations within the allowance for loan losses of $6.7 million for the six months ending June 30, 2012.

2   OREO, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $89.7 million, which is made up of the outstanding balance of $117.1 million, net of a valuation allowance of $27.5 million, at June 30, 2012, resulting in a charge to expense of $7.6 million for the six months ended June 30, 2012.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$51,075	$51,075
Other real estate owned, net[2]	-	-	93,290	93,290
Total	$-	$-	$144,365	$144,365

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans. These loans had a carrying amount of $64.1 million, with a valuation allowance of $13.0 million, resulting in a decrease of specific allocations within the allowance for loan losses of $9.9 million for the year ending December 31, 2011.

2   OREO is measured at the lower of carrying or fair value less costs to sell and had a net carrying amount of $93.3 million, which is made up of the outstanding balance of $116.8 million, net of a valuation allowance of $23.5 million, at December 31, 2011, resulting in a charge to expense of $15.1 million for the year ended December 31, 2011.

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.1 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at June 30, 2012.  The Bank had $5.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2011.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At June 30, 2012, the notional amount of non-hedging interest rate swaps was $115.7 million with a weighted average maturity of 1.74 years.  At December 31, 2011, the notional amount of non-hedging interest rate swaps was $117.8 million with a weighted average maturity of 2.24 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of June 30, 2012:

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$115,728	Other Assets	$2,537	Other Liabilities	$2,606
Commitments[1]	259,944	Other Assets	910	N/A	-
Forward contracts[2]	40,500	N/A	-	Other Liabilities	16
Total			$3,447		$2,622

1 Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

2  Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2011:

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$117,756	Other Assets	$3,072	Other Liabilities	$3,152
Commitments[1]	237,970	Other Assets	107	N/A	-
Forward contracts[2]	26,000	N/A	-	Other Liabilities	50
Total			$3,179		$3,202

1Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

2  Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Commitments to extend credit: borrowers
Financial standby letters of credit	$3,382	$2,837
Performance standby letters of credit	6,231	8,554
Commercial letters of credit	51	375
Total letters of credit: borrowers	9,664	11,766
Commitments to extend credit: other
Financial standby letters of credit	550	550
Performance standby letters of credit	1,212	2,324
Commercial letters of credit	-	-
Total letters of credit: other	1,762	2,874
Total letters of credit
Financial standby letters of credit	3,932	3,387
Performance standby letters of credit	7,443	10,878
Commercial letters of credit	51	375
Total letters of credit	$11,426	$14,640

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the collateralized debt obligations included in investment securities includes a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities as discussed in detail in Note 12.  It is not practicable to determine the fair value of FHLBC stock due to restrictions on transferability.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$45,015	$45,015	$45,015	$-	$-
Interest bearing deposits with financial institutions	85,014	85,014	85,014	-	-
Securities available-for-sale	398,895	398,895	53,267	336,327	9,301
FHLBC and FRB Stock	12,177	12,177	-	-	12,177
Bank-owned life insurance	53,416	53,416	-	53,416	-
Loans held for sale	6,445	6,445	-	6,445	-
Loans, net	1,197,848	1,227,552	-	-	1,227,552
Accrued interest receivable	5,146	5,146	-	5,146	-
Financial liabilities:
Noninterest bearing deposits	$412,635	$412,635	$412,635	$-	$-
Interest bearing deposits	1,357,389	1,360,820	-	1,360,820	-
Securities sold under repurchase agreements	13,802	13,802	-	13,802	-
Junior subordinated debentures	58,378	28,030	16,628	11,402	-
Subordinated debenture	45,000	22,080	-	22,080	-
Note payable and other borrowings	500	270	-	270	-
Borrowing interest payable	9,232	9,232	5,447	3,785	-
Deposit interest payable	1,191	1,191	-	1,191	-

	December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$2,692	$2,692	$2,692	$-	$-
Interest bearing deposits with financial institutions	48,257	48,257	48,257	-	-
Securities available-for-sale	307,564	307,564	1,524	295,928	10,112
FHLBC and FRB Stock	14,050	14,050	-	-	14,050
Bank-owned life insurance	52,595	52,595	-	52,595	-
Loans held for sale	12,806	12,806	-	12,806	-
Loans, net	1,316,988	1,352,335	-	-	1,352,335
Accrued interest receivable	5,708	5,708	-	5,708	-
Financial liabilities:
Noninterest bearing deposits	$361,963	$361,963	$361,963	$-	$-
Interest bearing deposits	1,378,818	1,382,663	-	1,382,663	-
Securities sold under repurchase agreements	901	901	-	901	-
Junior subordinated debentures	58,378	22,203	13,172	9,031	-
Subordinated debenture	45,000	24,532	-	24,532	-
Note payable and other borrowings	500	260	-	260	-
Borrowing interest payable	6,815	6,815	4,006	2,809	-
Deposit interest payable	1,718	1,718	-	1,718	-

Note 15 – Preferred Stock

The Series B Preferred Stock was issued as part of the TARP Capital Purchase Program as implemented by the Treasury.  The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s Common Stock at an exercise price of $13.43 per share.

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

As discussed in Note 11, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 11, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends continue to accrue.  The Company did not pay dividends for an aggregate of six quarters and the holder has the right to appoint representatives to the Company’s board of directors.  As of January 2012, the Treasury began sending an observer to the Company’s board of directors meetings.  The Treasury has indicated that it intends to appoint two directors to our board sometime during 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of such unpaid and deferred Series B Preferred Stock dividends as of June 30, 2012 was $7.1 million.

Pursuant to the terms of the TARP Capital Purchase Program, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing dividends from the immediately preceding quarter prior to issuance.  The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates is also restricted.  These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock, (b) the date on which the Series B Preferred Stock has been redeemed in whole or (c) the Treasury has transferred all of the Series B Preferred Stock to third parties.

The TARP Capital Purchase Program also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).  In connection with the issuance of the Series B Preferred Stock and warrants, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc. and the Treasury) (i) voluntarily waived any claim against Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by Treasury under the TARP Capital Purchase Program as well as EESA and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period Treasury owns the Series B Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the benefit plans with respect to such Senior Executive Officers as may be necessary, during the period that Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of EESA.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2012, as compared to December 31, 2011, and the results of operations for the three-month and six-month periods ended June 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2011 Form 10-K.

The ongoing weakness in the financial sector and economy, particularly as it relates to credit costs associated with real estate in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans.  This has resulted in a continued elevated, but improving, level of nonperforming loans.  Overall economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, making an appropriate loan loss provision and making decisions to charge-off  loans.  The Company recorded a $6.3 million provision for loan losses and a net loss of $1.7 million prior to preferred stock dividends and accretion in the first half of 2012.  This compared to a $4.5 million provision for loan losses and a net loss of $2.1 million prior to preferred stock dividends and accretion for the same period in 2011.

Results of Operations

The net income for the second quarter of 2012 was $1.3 million, or $0.00 earnings per diluted share, as compared with $1.0 million in net income, or $0.01 loss per diluted share, in the second quarter of 2011.  The net loss for the first half of 2012 was $1.7 million or $0.29 loss per diluted share, as compared to $2.1 million in net loss, or $0.31 of loss per diluted share in the first half of 2011.  The Company recorded a $6.3 million provision for loan losses in the first half of 2012, which included an addition of $200,000 in the second quarter.  Net loan charge-offs totaled $18.0 million in the first half of 2012, which included $7.5 million of net charge-offs in the second quarter.  The provision for loan losses in the first half of 2011 was $4.5 million, which included an addition of $500,000 in the second quarter of 2011.  Net loan charge-offs totaled $14.8 million in the first half of 2011, which included $7.6 million of net charge-offs in the second quarter of 2011.  The net income available to common stockholders was $14,000 for the second quarter of 2012 and a loss of $4.2 million for the first half of 2012, as compared to net loss available to common shareholders of $162,000 and $4.4 million, respectively, for the same periods in 2011.

Net Interest Income

Net interest and dividend income decreased $2.2 million, from $33.0 million in the first half of 2011, to $30.8 million in the first half of 2012.  Average earning assets decreased $144.8 million, or 7.7%, to $1.75 billion from the first half of 2011 to the first half of 2012, as management continued to emphasize asset quality and funded new loan originations continued to be limited.  The $293.0 million decrease in year to date average loans and loans held-for-sale was primarily due to the ongoing lower funded demand from qualified borrowers in the Bank’s market area, charge-off activity, and movement of loan assets to OREO as well as maturities and payments on performing loans.  To utilize available liquid funds, management continued to increase securities available-for-sale in the first half of 2012 to 20.1% of total assets up from

15.8% at the end of 2011 and 7.3% at June 30, 2011.  At the same time, management reduced deposits that had previously provided funding for those assets by emphasizing relationship banking rather than single service customers.  As a result, average interest bearing liabilities decreased $133.3 million, or 8.2%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.54% in the first half of 2011 to 3.57% in the first half of 2012.  The average tax-equivalent yield on earning assets decreased from 4.69% in the first half of 2011 to 4.46%, or 23 basis points, in the first half of 2012.  The 2012 first half earning asset tax equivalent yield received benefit from collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The first half 2012 earning asset tax equivalent yield would have been 4.35% without this benefit.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.41% to 1.13%, or 28 basis points, helping to offset the decrease in yield.  The decrease in average earning assets and movement to lower yielding securities in 2012 were the main causes of decreased interest income.

Net interest income decreased $784,000 from $16.5 million in the second quarter of 2011 to $15.7 million in the second quarter of 2012.  The decrease in average earning assets on a quarterly comparative basis was $114.5 million, or 6.2%, from June 30, 2011 to June 30, 2012 due in part to continued low demand from qualified borrowers as well as charge-off and OREO activity in the quarter.  Average interest bearing liabilities decreased $98.4 million, or 6.2%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.59% in the second quarter of 2011 to 3.65% in the second quarter of 2012.  The average tax-equivalent yield on earning assets decreased from 4.72% in the second quarter of 2011 to 4.52% in the second quarter of 2012, or 20 basis points.  The 2012 second quarter earning asset tax equivalent yield received benefit from collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The second quarter 2012 earning asset tax equivalent yield would have been 4.32% without this benefit.  The cost of interest-bearing liabilities also decreased from 1.39% to 1.09%, or 20 basis points, in the same period.  Consistent with the year to date margin trend, the decreased overall average earning assets and the movement to lower yielding securities combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and six-month periods ended June 30, 2012 and 2011.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June 30, 2012 and 2011

(Dollar amounts in thousands - unaudited)

	2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$56,486	$35	0.25%	$112,817	$69	0.24%
Federal funds sold	-	-	-	689	1	0.57
Securities:
Taxable	364,475	1,856	2.04	130,853	885	2.71
Non-taxable (tax equivalent)	11,165	157	5.62	12,974	195	6.01
Total securities	375,640	2,013	2.14	143,827	1,080	3.00
Dividends from FRB and FHLB stock	12,382	77	2.49	14,050	74	2.11
Loans and loans held-for-sale [1]	1,293,446	17,688	5.41	1,581,059	20,845	5.22
Total interest earning assets	1,737,954	19,813	4.52	1,852,442	22,069	4.72
Cash and due from banks	34,279	-	-	34,953	-	-
Allowance for loan losses	(48,353)	-	-	(75,276)	-	-
Other non-interest bearing assets	240,075	-	-	236,660	-	-
Total assets	$1,963,955			$2,048,779

Liabilities and Stockholders’ Equity
NOW accounts	$279,205	$67	0.10%	$263,919	$113	0.17%
Money market accounts	310,497	135	0.17	298,090	187	0.25
Savings accounts	214,873	52	0.10	195,547	72	0.15
Time deposits	576,099	2,342	1.64	724,453	3,791	2.10
Interest bearing deposits	1,380,674	2,596	0.76	1,482,009	4,163	1.13
Securities sold under repurchase agreements	4,636	1	0.09	2,046	-	-
Other short-term borrowings	3,132	1	0.13	2,802	-	-
Junior subordinated debentures	58,378	1,220	8.36	58,378	1,133	7.76
Subordinated debt	45,000	224	1.97	45,000	206	1.81
Notes payable and other borrowings	500	4	3.16	500	4	3.16
Total interest bearing liabilities	1,492,320	4,046	1.09	1,590,735	5,506	1.39
Non-interest bearing deposits	373,869	-	-	357,082	-	-
Other liabilities	26,774	-	-	21,708	-	-
Stockholders’ equity	70,992	-	-	79,254	-	-
Total liabilities and stockholders’ equity	$1,963,955			$2,048,779
Net interest income (tax equivalent)		$15,767			$16,563
Net interest income (tax equivalent) to total earning assets			3.65%			3.59%
Interest bearing liabilities to earning assets	85.87%			85.87%

1.               Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $519,000 and $705,000 for the second quarter of 2012 and 2011, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June 30, 2012 and 2011

(Dollar amounts in thousands - unaudited)

	2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$50,252	$60	0.24%	$112,958	$139	0.24%
Federal funds sold	-	-	-	1,075	1	0.19
Securities:
Taxable	345,681	3,354	1.94	129,521	1,763	2.72
Non-taxable (tax equivalent)	10,872	316	5.81	13,970	414	5.93
Total securities	356,553	3,670	2.06	143,491	2,177	3.03
Dividends from FRB and FHLB stock	12,854	151	2.35	13,875	143	2.06
Loans and loans held-for-sale [1]	1,325,558	35,462	5.29	1,618,586	42,125	5.18
Total interest earning assets	1,745,217	39,343	4.46	1,889,985	44,585	4.69
Cash and due from banks	25,344	-	-	34,917	-	-
Allowance for loan losses	(49,857)	-	-	(77,034)	-	-
Other non-interest bearing assets	240,031	-	-	237,456	-	-
Total assets	$1,960,735			$2,085,324

Liabilities and Stockholders’ Equity
NOW accounts	$278,141	$139	0.10%	$267,983	$252	0.19%
Money market accounts	305,629	301	0.20	303,647	506	0.34
Savings accounts	210,019	114	0.11	190,234	190	0.20
Time deposits	584,830	4,947	1.70	755,025	7,784	2.08
Interest bearing deposits	1,378,619	5,501	0.80	1,516,889	8,732	1.16
Securities sold under repurchase agreements	3,156	1	0.06	1,901	-	-
Other short-term borrowings	6,648	4	0.12	2,918	-	-
Junior subordinated debentures	58,378	2,417	8.28	58,378	2,246	7.69
Subordinated debt	45,000	461	2.03	45,000	409	1.81
Notes payable and other borrowings	500	8	3.16	500	8	3.18
Total interest bearing liabilities	1,492,301	8,392	1.13	1,625,586	11,395	1.41
Non-interest bearing deposits	370,815	-	-	358,755	-	-
Other liabilities	24,367	-	-	20,590	-	-
Stockholders’ equity	73,252	-	-	80,393	-	-
Total liabilities and stockholders’ equity	$1,960,735			$2,085,324
Net interest income (tax equivalent)		$30,951			$33,190
Net interest income (tax equivalent) to total earning assets			3.57%			3.54%
Interest bearing liabilities to earning assets	85.51%			86.01%

1.               Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $936,000 and $1.2 million for the first six months of 2012 and 2011, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest income (GAAP)	$19,736	$21,980	$39,186	$44,406
Taxable equivalent adjustment - loans	22	21	46	34
Taxable equivalent adjustment - securities	55	68	111	145
Interest income (TE)	19,813	22,069	39,343	44,585
Less: interest expense (GAAP)	4,046	5,506	8,392	11,395
Net interest income (TE)	$15,767	$16,563	$30,951	$33,190
Net interest and income (GAAP)	$15,690	$16,474	$30,794	$33,011
Average interest earning assets	$1,737,954	$1,852,442	$1,745,217	$1,889,985
Net interest income to total interest earning assets	3.63%	3.57%	3.55%	3.52%
Net interest income to total interest earning assets (TE)	3.65%	3.59%	3.57%	3.54%

Provision for Loan Losses

In the first half of 2012, the Company recorded a $6.3 million provision for loan losses, which included an addition of $200,000 in the second quarter.  In the first half of 2011, the provision for loan losses was $4.5 million, which included an addition of $500,000 in the second quarter.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $112.6 million at June 30, 2012 from $138.9 million at December 31, 2011, and $179.4 million at June 30, 2011.  Charge-offs, net of recoveries, totaled $18.0 million and $14.8 million in the first six months of 2012 and 2011, respectively.  Net charge-offs totaled $7.5 million in the second quarter of 2012 and $7.6 million in the second quarter of 2011.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at June 30, 2012 are included in the following table:

Loan Charge-offs, Gross	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Real estate-construction
Homebuilder	$287	$1,149	$1,094	$1,654
Land	-	1,583	20	3,014
Commercial speculative	1,515	488	1,965	488
All other	138	9	263	43
Total real estate-construction	1,940	3,229	3,342	5,199
Real estate-residential
Investor	1,911	960	3,091	1,086
Owner occupied	450	1,198	1,218	2,054
Revolving and junior liens	534	62	877	244
Total real estate-residential	2,895	2,220	5,186	3,384
Real estate-commercial, nonfarm
Owner general purpose	318	577	1,192	3,236
Owner special purpose	97	311	2,474	1,632
Non-owner general purpose	3,373	2,760	4,503	2,943
Non-owner special purpose	124	101	124	862
Retail properties	147	1,634	4,046	2,404
Total real estate-commercial, nonfarm	4,059	5,383	12,339	11,077
Real estate-commercial, farm	-	-	-	-
Commercial	98	10	108	155
Other	138	150	277	264
	$9,130	$10,992	$21,252	$20,079

The distribution of the Company’s nonperforming loans as of June 30, 2012, is included in the chart below (in thousands):

Nonperforming loans
as of June 30, 2012

	Nonaccrual Total [1]	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non Performing Loans	Specific Allocation
Real estate-construction	$17,530	$-	$2,683	$20,213	18.0%	$1,233
Real estate-residential:
Investor	13,631	-	-	13,631	12.1%	940
Owner occupied	9,532	-	5,571	15,103	13.4%	508
Revolving and junior liens	3,077	-	61	3,138	2.8%	720
Real estate-commercial, nonfarm	53,369	-	3,754	57,123	50.7%	2,595
Real estate-commercial, farm	2,278	-	-	2,278	2.0%	112
Commercial	1,091	-	-	1,091	1.0%	239
	$100,508	$-	$12,069	$112,577	100.0%	$6,347

1 Nonaccrual loans included a total of $11.3 million in restructured loans.  Component balances are $1.8 million in real estate construction, $5.4 million in real estate-commercial nonfarm,  $1.1 million is in real estate - residential investor, $3.0 million is in real estate - owner occupied and $17,000 in Commercial.

Classified loans (reflecting a management decision to change to a definition of classified as  substandard and TDR accruing to more closely reflect our regulator’s definition) have decreased $150.4 million or 49.2% from a year ago and $82.7 million or 34.7% from December 31, 2011.  Classified loans are summarized in the table below (in thousands):

	Classified Loans
	6/30/2012	12/31/2011	6/30/2011
Commercial	$1,409	$2,380	$11,676
Real estate - commercial	87,413	134,015	170,452
Real estate - construction	25,180	40,476	60,172
Real estate - residential	41,430	61,234	63,480
Consumer	7	13	20
	$155,439	$238,118	$305,800

Commercial Real Estate

Commercial Real Estate Nonfarm (“CRE”) remained the largest component of nonperforming loans at $57.1 million, or 50.7% of total nonperforming loans.  The dollar volume of nonperforming CRE loans is down from $64.0 million at December 31, 2011 and $82.7 million at June 30, 2011.  These decreases resulted from loans moving to OREO during these periods, loans paying off and loans upgraded as a result of improved performance.  The class components of the CRE segment at June 30, 2012, were as follows (dollars in thousands):

Real Estate -  Commercial Nonfarm

	Nonaccrual Total	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non performing CRE Loans	Specific Allocation
Owner occupied general purpose	$6,091	$-	$-	$6,091	10.7%	$346
Owner occupied special purpose	12,234	-	-	12,234	21.4%	411
Non-owner occupied general purpose	21,765	-	3,754	25,519	44.7%	519
Non-owner occupied special purpose	497	-	-	497	0.9%	-
Retail properties	12,782	-	-	12,782	22.3%	1,319
	$53,369	$-	$3,754	$57,123	100.0%	$2,595

Portfolio loans secured by retail property, primarily retail strip malls, continue to experience the most financial stress as vacancies and lower rents to secure tenants hampered successful retail mall performance.  This class accounted for 9.0% of all CRE loans and 22.3% of all nonperforming CRE loans at June 30, 2012.  Second quarter 2012 charge-offs in the retail segment totaled $147,000.  However, there can be no guarantee that actual losses in this category, and all other categories discussed in this section, will not exceed such amount.

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 24.5% of total CRE loans, and 44.7% of nonperforming CRE loans at the end of the second quarter of 2012.  Second quarter 2012 charge-offs in this category were $3.4 million, with most of the charge-offs coming from fully allocated credits, and management estimated that $519,000 of specific allocation was sufficient coverage for the remaining loss exposure at June 30, 2012.

The owner occupied special purpose category had loans totaling $169.3 million, representing 28.4% of all CRE loans.  With $12.2 million of these loans nonperforming at June 30, 2012, these loans accounted for 21.4% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as gas stations, health and fitness centers, golf courses, restaurants, and medical office buildings.  Charge-offs in the second quarter of 2012 totaled $97,000 in this loan category and management estimated that the specific allocation of $411,000 was sufficient coverage for the remaining loss exposure at June 30, 2012.

As of June 30, 2012, owner occupied general purpose loans comprised 22.3% of CRE, and 10.7% of nonperforming CRE loans.  Charge-offs totaled $318,000 in the second quarter of 2012, and management estimated that a specific allocation total of $346,000 was sufficient coverage for the remaining loss exposure at June 30, 2012.

Non-owner occupied special purpose loans represented 15.8% of the CRE portfolio, and 0.9% of nonperforming CRE loans at the end of the second quarter of 2012.  In the second quarter there were charge-offs of $124,000 recorded and no specific allocation, management estimates that this was sufficient coverage for the remaining loss exposure at June 30, 2012.

In addition to the specific allocations detailed above, management estimates include a higher risk commercial real estate pool loss factor for certain CRE loans.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to cyclical impacts from the recession.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Due to a 58.6% decline in the balance of loans in this pool, management estimated a reduction of reserves of $4.8 million in the first half of 2012 compared to December 31, 2011.

Construction and Development

At June 30, 2012, nonperforming construction and development (“C & D”) loans totaled $20.2 million, or 18.0% of total nonperforming loans.  This is a decrease of $13.6 million from $33.8 million at December 31, 2011, and a decrease of $32.7 million from $52.9 million at June 30, 2011.  Of the $57.1 million of total C & D loans in the portfolio, 35.4% of all construction loans were nonperforming as of June 30, 2012, as compared to 47.3% at December 31, 2011, and 55.9% at June 30, 2011.  Total C & D charge-offs for the second quarter of 2012 were $1.9 million, as compared to $3.2 million in the second quarter 2011.  Following all charge-off activity, management estimated that specific allocations of $1.2 million were sufficient coverage for the remaining loss exposure in this segment at June 30, 2012.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by homebuilder inventory is down 53.4% from a year ago.

Management closely monitors the performing loans that have been rated as “special mention” or “substandard” but that are still accruing interest.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at June 30, 2012.  As a result, management believes future losses in the construction segment will generally continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.

Residential Real Estate

Nonperforming 1-4 family owner occupied residential mortgages to consumers totaled $15.1 million, or 13.4% of the nonperforming loan total as of June 30, 2012.  This segment totaled $20.3 million in nonperforming loans at December 31, 2011, compared to $21.6 million at June 30, 2011.  While Kendall, Kane and Will counties experienced high rates of foreclosure in both 2012 and 2011, the Bank has recently experienced relatively stable or somewhat improved nonperforming totals.  The majority of all residential mortgage loans originated today are sold on the secondary market.  Of the nonperforming loans in this category, $5.6 million, or 36.9%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and are classified as restructured at June 30, 2012.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  Management believes that deterioration in the segment relates primarily to the high rate of unemployment in our market areas offset by some reductions from loans moved to OREO or upgraded as borrowers become once again employed.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at June 30, 2012, management estimated that a specific allocation of $508,000 was adequate loss coverage following the $450,000 of charge-offs that occurred during the quarter.  At June 30, 2012, there were no loans that were greater than 90 days past due and were still accruing interest in this portfolio segment.  Additionally, at June 30, 2012, loans 30 to 89 days past due and still accruing totaled $1.0 million which was an improvement from $4.0 million at December 31, 2011, and from $1.3 million at June 30, 2011.

Nonperforming residential investor loans at June 30, 2012 consisted of multi-family ($9.7 million) and 1-4 family properties ($3.9 million) for a total of $13.6 million, or 12.1% of the nonperforming loans total.  This was a decrease from $15.3 million at December 31, 2011, and $15.0 million at June 30, 2011.  Following the second quarter charge-off of $1.9 million, management estimated that a total specific allocation of $940,000 would provide sufficient loss reserves at June 30, 2012, for the remaining risk in this category.  The multi-family and rental market segment is showing improved credit metrics as higher occupancy rates have driven stronger net operating income.

Other

The remaining nonperforming credits included $1.1 million in commercial loans, $3.1 million in consumer home equity and second mortgage loans and $2.3 million in farmland and agricultural loans.  These loan categories have shown stable credit characteristics and losses have been minimal during this economic cycle.  At June 30, 2012, management estimated that a total specific allocation of $239,000 on the commercial portfolio, $112,000 in farmland and agricultural loans would be sufficient loss coverage for the remaining risk in those nonperforming credits, and $720,000 was sufficient loss coverage for the consumer home equity and second mortgage loan segment.  These estimated amounts were following charge-offs in the second quarter of 2012 of $98,000 in commercial and industrial loans, and $534,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest decreased to $6.4 million at June 30, 2012, from $12.1 million at December 31, 2011, and $8.4 million at June 30, 2011.  At June 30, 2012, loans 30 to 89 days past due consisted of $1.0 million in 1-4 family owner occupied mortgages, $1.5 million in commercial real estate credits, $1.5 million in residential investor credits, $243,000 in construction and development, $319,000 in commercial loans, $6,000 in consumer loans and $1.9 million  in home equity loans.  Troubled debt restructurings (“TDR”) in accrual status total $12.1 million, which was a slight increase from $11.8 million TDR from December 31, 2011 and a decrease from $18.6 million from June 30, 2011.  Accruing TDRs included $5.6 million in 1-4 family owner occupied mortgages in the foreclosure avoidance program discussed previously, $2.7 million in restructured residential lot inventory loans to builders, $61,000 in revolving and junior liens mortgages, and $3.8 million in non-owner occupied commercial real estate.

Nonaccrual TDR loans totaled $11.3 million as of June 30, 2012.  These credits, which have not demonstrated a sustained period of financial performance, are primarily due to bankruptcy or continued deterioration in the borrowers’ financial situation.  Management is pursuing liquidation strategies for many of these loans.  Management estimated that specific allocations of $408,000 at June 30, 2012, were sufficient coverage for the remaining loss exposure in this category.

The coverage ratio of the allowance for loan losses to nonperforming loans was 35.8% as of June 30, 2012, which was a decrease from 37.4% as of December 31, 2011.  A decrease of $26.4 million, or 19.0%, in nonperforming loans in the six months, along with reductions in both specific reserves and management factor reserves drove the overall coverage ratio reduction.  Management updated the estimated specific allocations in the second quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $5.0 million from December 31, 2011, as the overall loan balances subject to general factors decreased at June 30, 2012.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C & D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management estimates adequate reserves have been established for the remaining risk of loss in the C & D portfolio.

Management regularly reviews the performance of the higher risk pool within CRE loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by 58.6% in the second quarter as compared to December 31, 2011.  In addition, compared to December 31, 2011, management decreased the loss factor assigned to this pool by 1.0% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 4.3% of total loans as of June 30, 2011, to 3.3% of total loans at June 30, 2012.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures as well as other nonperforming assets for the period ended June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Nonaccrual loans (including restructured)	$100,508	$126,786
Accruing restructured loans	12,069	11,839
Loans 90 days or more past due and still accruing interest	-	318

The Bank had no commitments to any borrower whose loans were classified as impaired at June 30, 2012.

Finally, the Bank has added a final step in resolution of selected loan charge off decisions.  On selected transactions, the Bank and the customer enter a deficiency note agreement whereby the customer agrees to pay the Bank both agreed upon principle balance and interest at a negotiated rate.  While many of these notes show little or no payment activity, some reflect customer repayment.  All notes are carried as off balance sheet assets (original balance of $2.48 million with current balance of $1.99 million at July 10, 2012) and all payments received are reflected as loan recoveries.

Other Real Estate

Other real estate owned (“OREO”) net of valuation reserve totaled $89.7 million at June 30, 2012 or a decrease of $3.6 million from December 31, 2011.  Disposition activity and valuation write downs in the second quarter exceeded additions to OREO assets, leading to an overall decrease of $12.0 million from OREO assets of $101.7 million at March 31, 2012.  In the second quarter of 2012, management successfully converted collateral securing problem loans to properties ready for disposition, spent as needed on development improvements, transacted asset dispositions and recorded valuation adjustments as shown below in thousands.  As a result, holdings in all categories, including vacant land suitable for farming, single family residences, lots suitable for development, multi-family and commercial property declined in the quarter.  Overall, a net gain on sale of $355,000 was realized in second quarter 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$101,680	$85,570	$93,290	$75,613
Property additions	3,432	11,062	19,350	30,513
Development improvements	197	145	515	2,167
Less:
Property disposals	10,342	10,057	15,688	19,180
Period valuation adjustments	5,296	4,109	7,796	6,502
Other real estate owned	$89,671	$82,611	$89,671	$82,611

The OREO valuation reserve increased to $27.5 million, which is 23.5% of gross OREO at June 30, 2012.  The valuation reserve represented 20.7% of gross OREO at June 30, 2011.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Noninterest Income

Noninterest income increased $1.0 million, or 10.6%, to $10.4 million during the second quarter of 2012 compared to $9.4 million during the same period in 2011.  For the first half of 2012, noninterest income increased by $2.5 million, or 13.8%, to $20.9 million compared to $18.3 million for the same period in 2011.  Trust income decreased by $252,000, or 14.7%, and by $385,000, or 11.0%, for the second quarter and first half of 2012, respectively.  The Company’s reduction in trust revenues, for both the quarter and six month year over year periods, was largely caused by three key client departures.  Service charge income from deposit accounts decreased for both the quarter and year, primarily due to decreases in volume of overdraft fees.  Total mortgage banking income in the second quarter of 2012, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $2.3 million, an increase of $1.2 million from the second quarter of 2011.  Mortgage banking income for the first half of the year also increased by $2.5 million, or 84.8%, from the 2011 level, reflecting continued strong demand for mortgage loans through the first half of 2012 as interest rates remained at historically low levels.

Realized gains on securities totaled $692,000 in the second quarter and $793,000 in the first half of 2012 as the securities portfolio was revised to reduce levels of mortgage backed securities with inherent prepayment risk.  Gains in 2012 compare to $512,000 and $651,000 in the second quarter and first half of 2011.  Bank owned life insurance (“BOLI”) income decreased $108,000, or 24.9% and $76,000, or 8.5% in the second quarter and first half of 2012, respectively, over the same periods in 2011, as the rates of return decreased on the underlying insurance and insurance related investments.  Debit card interchange income increased for both the second quarter and first half of 2012 as the volume of consumer card activity continued to increase when compared to 2011.  Lease revenue received from OREO properties, which partially offsets OREO expenses included in noninterest expense, decreased $46,000 in the second quarter of this year when compared to the 2011 second quarter but increased $613,000 in the first half of 2012 compared to the same period in 2011.  Net gains on disposition of OREO properties decreased by $47,000, to $355,000 in the second quarter of 2012, and by $258,000, to $378,000 in the first half of 2012 as property sales continued in an improved but still stressed market in the current year.  Other noninterest income decreased $88,000, or 6.0%, for the second quarter and by $361,000, or 12.4%, for the first half of 2012 largely due to a decrease in retail brokerage fees.

Noninterest Expense

Noninterest expense was $24.6 million during the second quarter of 2012, an increase of $276,000, from $24.4 million in the second quarter of 2011.  Noninterest expense totaled $47.1 million during the first half of 2012, a decrease of $1.9 million, or 3.8%, from $49.0 million in the second half of 2011.  The increase in salaries and benefits expense was $243,000, or 2.8%, and $363,000, or 2.1% when comparing the second quarter and first half of 2012, respectively, to the same periods in 2011.  The increase in salaries and benefits expense resulted primarily from an increase in salary expense as we fully staffed the special asset group, hired loan officers and recognized incentive compensation.  Salary expense increases were partially offset by decreases in employee benefits expense.  The number of full time equivalent employees was 487 at the second quarter of 2012 as compared to 490 at the same time last year.

Federal Deposit Insurance Corporation (“FDIC”) costs decreased $84,000, or 7.5%, and $823,000, or 28.9%, for the second quarter and first half of 2012, respectively, as compared to the prior year.  The new methodology for the assessment calculation changed effective with the second quarter of 2011.  The revised assessment approach applies to an adjusted average asset base rather than insured deposits, which contributed to the lower Bank assessment.  In addition, the lower asset base that has resulted from the overall management strategy also served to lower this expense.

General bank insurance increased $15,000 and $36,000 for the second quarter and first half of 2012 when compared to the same periods in 2011 reflecting this year’s insurance renewal programs.  Advertising expense increased by $77,000, or 41.2%, and $162,000, or 38.6%, in the second quarter and first half of 2012, respectively, when compared to the same periods in 2011.  Legal fees decreased $270,000 and $528,000 in a quarterly and year to date comparison as a result of a management program to control rates charged by law firms providing services, and were primarily related to loan workouts.

OREO expense increased $837,000 in the second quarter and $177,000 in the first half of 2012 compared to the same periods in 2011.  The increase for both the quarterly and year to date periods were primarily due to increases in valuation expense of $1.0 million and $1.2 million, respectively.  This increase was partially offset by decreased expenses incurred in administering OREO property taxes and insurance, which had decreases of $298,000 and $1.3 million for the second quarter and first half of 2012, respectively, due to the selected successful property tax appeals and some relief in property tax levies.  Other noninterest expense decreased $320,000, or 9.6%, from $3.3 million in the second quarter of 2011 to $3.0 million in the same period of 2012.  Other expense decreased $555,000, or 8.5%, from $6.6 million in the first half of 2011 to $6.0 million in the same period of 2012.

Income Taxes

The Company did not record an income tax benefit for the first six months of 2012, despite a $1.7 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets which was first established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, at June 30, 2012 the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  The Company’s effective tax rate for the first six months ending June 30, 2012, and 2011 was 0%.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010, to reflect this judgment.  A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities increased to $2.8 million at June 30, 2012, from $2.6 million at December 31, 2011.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Total assets increased $44.2 million, or 2.3%, from December 31, 2011, to close at $1.99 billion as of June 30, 2012.  Loans decreased by $130.9 million, or 9.6%, as management continued to emphasize capital management and credit quality, and overall demand from qualified borrowers remained weak.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO decreased $3.6 million, or 3.9% at June 30, 2012.  Available-for-sale securities increased by $91.3 million for the first six months ended June 30, 2012.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 was $8.9 million at acquisition as compared to $4.2 million as of June 30, 2012.  Management performed an annual review of the core deposit and other intangible assets as of November 30, 2011.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of June 30, 2012.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.24 billion as of June 30, 2012, a decrease of $130.9 million from $1.37 billion as of December 31, 2011.  The decrease was primarily attributable to the continued declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $18.0 million in the first half of 2012.  See the Provision for Loan Loss and Other Troubled Loans sections in the Management Discussion and Analysis of Financial Condition for additional detail on the Allowance for Loan Losses for the period of December 31, 2011, through June 30, 2012.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $79.4 million, $14.4 million and $30.0 million, or 11.3%, 20.1% and 6.3%, respectively.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  Real estate related activity, including valuations and transactions, continues to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 91.2% of the portfolio as of June 30, 2012 compared to 91.5% of the portfolio as of December 31, 2011.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio should reflect these plans and policies.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.  Commercial loans decreased $8.0 million, or 8.2%, while consumer loans decreased only $468,000, or 12.4%, respectively, from December 31, 2011 to June 30, 2012.  Almost all of these decreases were attributable to decreased demand from qualified borrowers.

Securities

Securities available-for-sale totaled $398.9 million as of June 30, 2012, an increase of $91.3 million, or 29.7%, from $307.6 million as of December 31, 2011.  Management utilized otherwise available liquid funds to accomplish this increase.  The largest category increases were in collateralized mortgage-backed and asset-backed securities.  Collateralized mortgage-backed and asset-backed securities increased $37.3 million and $108.3 million, respectively, in the first half of 2012.

The Company’s portfolio of mortgage-backed securities with single-family residential collateral has been reduced.  Management expects that the historically low interest rate environment may prompt increased repayment activity on these securities.

Recent purchase activity has involved variable – rate bonds backed by student loans that were at least 97% guaranteed by the U. S. Department of Education.  At April 30, 2012, 15.1% of the portfolio was in these types of securities.  This percentage rose to 20.7% at May 31, 2012 and 23.4% at June 15, 2012.

Other recent purchases include mortgage backed securities and collateralized mortgage obligations backed by multi-family residential loans.  Management anticipates lower prepayment risk with the specific securities purchased.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $263,000 from $3.7 million as of December 31, 2011 to $4.0 million as of June 30, 2012.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits increased $29.2 million, or 1.7%, during the six months ended June 30, 2012, to close at $1.77 billion.  The deposit segments that increased in this period were noninterest bearing demand, savings and money markets, which increased by $50.7 million, $16.8 million and $25.7 million, or 14.0%, 8.5% and 8.9%, respectively.  The Bank received a large deposit to noninterest bearing demand in late June 2012.  Subsequent to the end of the quarter, this deposit is no longer on the Banks balance sheet.  At the same time, NOW accounts decreased by $3.6 million, or 1.3%.  Time deposits decreased $60.3 million or 9.8% due to management’s pricing strategy discouraging customers with a single service relationship at the Bank.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.16% in the first half of 2011, to 0.80%, or 36 basis points, in the same period of 2012.  Similarly, the average total cost of interest bearing liabilities decreased 28 basis points from 1.41% in the first half of 2011 to 1.13% in the first half of 2012.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility began in January 2008 and was originally composed of a $30.5 million Senior Debt facility including $500,000 in term debt (collectively the “Senior

Debt”), as well as $45.0 million of Subordinated Debt.  The Subordinated Debt and the term debt portion of the Senior Debt mature on March 31, 2018.  The line of credit portion of the Senior Debt facility matured on March 31, 2010.  The interest rate on the Senior Debt resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2011, and June 30, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties as well as financial covenants.  At June 30, 2012, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the Senior Debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender invoked the default rate, thereby increasing the rate on the term debt by 200 basis points resulting in nominal additional interest expense as the default rate only applies to the $500,000 of outstanding senior term debt.

The Company increased its securities sold under repurchase agreements $12.9 million from December 31, 2011.  These balances increased in response to customer request for pledged security on new deposits.

Capital

As of June 30, 2012, total stockholders’ equity was $70.1 million, which was a decrease of $3.9 million, or 5.2%, from $74.0 million as of December 31, 2011.  This decrease was primarily attributable to the net loss from operations in the first quarter of 2012.  As of June 30, 2012, the Company’s regulatory ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage decreased slightly to 12.33%, 6.16%, and 4.81%, respectively, compared to 12.38%, 6.21%, and 4.98%, respectively, at December 31, 2011.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at June 30, 2012.  The same capital ratios at the Bank were 13.25%, 11.99%, and 9.35%, respectively, at June 30, 2012, compared to 12.97%, 11.70%, and 9.34%, at December 31, 2011.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the OCC Consent Order of May 2011.

The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk — weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position.  Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

In July 2011, the Company also entered into a written agreement (“Written Agreement”) with the FRB designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the FRB, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the FRB.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the OCC Consent Order of May 2011.

As announced and implemented in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (collectively the “Trust Preferred Securities”).  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the Trust Preferred Securities including compounded interest from July 1, 2010 on the deferred payments totaled $9.2 million at June 30, 2012.

The Company has also suspended quarterly cash dividends on its Series B Preferred Stock, issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividend payments have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated Series B Preferred Stock dividends declared and accrued totaled $7.1 million at June 30, 2012 and are reflected as a reduction to capital even though not paid.

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

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to (0.27)% and (0.12)%, respectively, at June 30, 2012 as compared to (0.08)% and (0.05)%, respectively, at December 31, 2011.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of June 30,		December 31,
	2012	2011	2011
		(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$70,147	$80,974	$74,002
Tier 1 adjustments:
Trust preferred securities	24,704	27,851	25,901
Cumulative other comprehensive loss	3,965	2,579	3,702
Disallowed intangible assets	(4,233)	(5,090)	(4,678)
Disallowed deferred tax assets	-	(1,805)	(2,592)
Other	(353)	(402)	(349)
Tier 1 capital	$94,230	$104,107	$95,986

Total capital
Tier 1 capital	$94,230	$104,107	$95,986
Tier 2 additions:
Allowable portion of allowance for loan losses	19,370	21,059	19,736
Additional trust preferred securities disallowed for tier 1 captial	31,921	28,774	30,724
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	96,291	94,833	95,460
Allowable Tier 2	94,230	94,833	95,460
Other Tier 2 capital components	(6)	(7)	(7)
Total capital	$188,454	$198,933	$191,439

Tangible common equity
Total stockholders’ equity	$70,147	$80,974	$74,002
Less: Preferred equity	71,358	70,385	70,863
Intangible assets	4,233	5,090	4,678
Tangible common equity	$(5,444)	$5,499	$(1,539)

Tier 1 common equity
Tangible common equity	$(5,444)	$5,499	$(1,539)
Tier 1 adjustments:
Cumulative other comprehensive loss	3,965	2,579	3,702
Other	(353)	(2,207)	(2,941)
Tier 1 common equity	$(1,832)	$5,871	$(778)

Tangible assets
Total assets	$1,985,658	$1,981,409	$1,941,418
Less:
Intangible assets	4,233	5,090	4,678
Tangible assets	$1,981,425	$1,976,319	$1,936,740

Total risk-weighted assets
On balance sheet	$1,484,939	$1,590,575	$1,511,815
Off balance sheet	43,730	49,219	34,824
Total risk-weighted assets	$1,528,669	$1,639,794	$1,546,639

Average assets
Total average assets for leverage	$1,959,369	$2,041,482	$1,925,953

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

	(unaudited)		(unaudited)
	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Core earnings
Pretax earnings (loss)	$1,252	$1,013	$(1,716)	$(2,107)
Excluding impact of:
Other real estate owned, net of income	5,522	4,592	8,974	9,152
Provision for loan losses	200	500	6,284	4,500
Litigation related income	(3)	-	(119)	-
Core Earnings	$6,971	$6,105	$13,423	$11,545

Earnings per core diluted share
Average diluted number of shares	14,210,928	14,236,220	14,203,535	14,255,022
Core diluted earnings per share	$0.49	$0.43	$0.95	$0.81

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

Net cash inflows from operating activities were $17.9 million during the first half of 2012, compared with net cash inflows of $11.3 million in the same period in 2011.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first half of 2012 and 2011.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflow for both of the first half of 2012 and 2011.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $19.1 million in the first half of 2012, compared to $135.9 million in the same period in 2011.  In 2012, securities transactions accounted for a net outflow of $91.5 million, and net principal received on loans accounted for net inflows of $93.5 million.  Proceeds from sales of OREO accounted for $16.1 million and $19.8 million in investing cash inflows for the first half of 2012 and 2011, respectively.  Investing cash outflows for investment in OREO were $515,000 in the first half of 2012 as compared to $2.2 million in the same period in 2011.

Net cash inflows from financing activities in the first half of 2012 were $42.1 million compared with net cash outflow of $140.2 million in the first half of 2011.  Net deposit inflows in the first half of 2012 were $29.2 million compared to net deposit outflows of $139.5 million in the first half of 2011.  Changes in securities sold under repurchase agreements accounted for $12.9 million in net inflows and $687,000 in net outflows, respectively, in the first half of 2012 and 2011.

Beginning in late 2010, the Bank entered an advantageous program to place customer funds with correspondent institutions.  The initial funding for these correspondent relationships came largely from Treasury Management deposits and totaled $68.4 million at December 31, 2010.  Placing these funds at the correspondent institutions provided benefits both to the Bank and to the Bank’s customers.  The correspondent programs provided customers with a beneficial interest rate on their deposit as well as a share of a fee paid to the Bank.  The Bank retained a share of the fee and was able to continue important public entity and business relationships at a time when the Bank’s profitability and reputation were under heightened stress.

Over the course of 2011, balances in these programs were $54.8 million, $129.3 million, $145.4 million, and $110.9 million at March 31, June 30, September 30, and December 31, respectively.  Balance changes over this time reflect both customer activity and application of this program by the Bank for balance sheet deleveraging while maintaining strong liquidity in a historically low rate environment.  At March 31, 2012, and June 30, 2012, the recorded balances under this program were $78.5 million and $92.9 million, respectively, again reflecting customer activity and Bank balance sheet deleveraging programs.

Under the Terms of the OCC Consent Order (discussed in Note 11 of the Notes to Consolidated Financial Statements), the Bank has agreed to reaffirm its liquidity risk management program.  Management has a well defined liquidity management program reflecting sound liquidity risk supervision through the Asset and Liability Committee process and Board review.  Important elements of the program cover base operating liquidity, a liquid asset cushion, contingency funding strategies to address liquidity shortfalls in emergency situations and periodic stress testing.  This program also covers liquidity management for the Company.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from June 30, 2012 and December 31, 2011 are outlined in the table below.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 13 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that have occurred during the first half of 2012, management sees no value in  interest rate scenarios that represent declines of 0.5% or more.  Consequently, for 2012 periods, net interest income sensitivity is currently only calculated for interest rate increases.  Compared to December 31, 2011 the Company had slightly less earnings gains if interest rates should rise.  This was largely due to minor balance sheet changes that occurred during the quarter, along with model assumption changes to reflect the Company’s belief that rates on non-maturity deposits might be more responsive to increases in market interest rates.  Federal Funds rates and the Bank’s prime rate were stable throughout the second quarter of 2012, at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2%, -1% and -0.5% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
June 30, 2012
Dollar change	N/A	N/A	N/A	$ 800	$ 1,840	$ 3,816
Percent change	N/A	N/A	N/A	+1.5%	+3.6%	+7.4%

December 31, 2011
Dollar change	N/A	N/A	$ (1,172)	$ 1,196	$ 2,327	$ 4,628
Percent change	N/A	N/A	-2.0%	+2.1%	+4.0%	+8.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable and as-of-yet unquantified monetary relief.  The Company believes that it, its affiliates and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters.  The parties agreed to enter mediation which occurred on May 3, 2012.  This initial discussion did not produce meaningful progress toward resolution.  On June 29, 2012, the Company filed an updated motion to dismiss.  The court set a ruling date of August 22, 2012 on that motion.  With assistance from outside counsel, the Company will evaluate additional steps to be taken to successfully conclude this dispute.

In addition to the matter described above, the Company and its subsidiaries, from time to time, are involved in collection suits in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

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

None

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

101                        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 14, 2012