Form 10-Q
period 2012-09-30
OLD SECOND BANCORP INC
filed 2012-11-14
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Yes ☐               No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 9, 2012, the Registrant had outstanding 14,084,328 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$38,185	$2,692
Interest bearing deposits with financial institutions	34,056	48,257
Cash and cash equivalents	72,241	50,949
Securities available-for-sale	412,346	307,564
Federal Home Loan Bank and Federal Reserve Bank stock	11,800	14,050
Loans held-for-sale	5,032	12,806
Loans	1,208,289	1,368,985
Less: allowance for loan losses	40,257	51,997
Net loans	1,168,032	1,316,988
Premises and equipment, net	48,509	50,477
Other real estate owned	88,093	93,290
Mortgage servicing rights, net	3,603	3,487
Core deposit intangible assets, net	3,813	4,678
Bank-owned life insurance (BOLI)	53,841	52,595
Other assets	36,090	34,534
Total assets	$1,903,400	$1,941,418

Liabilities
Deposits:
Noninterest bearing demand	$381,111	$361,963
Interest bearing:
Savings, NOW, and money market	798,281	761,335
Time	517,542	617,483
Total deposits	1,696,934	1,740,781
Securities sold under repurchase agreements	1,738	901
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	30,109	21,856
Total liabilities	1,832,659	1,867,416

Stockholders’ Equity
Preferred stock	71,611	70,863
Common stock	18,729	18,628
Additional paid-in capital	66,118	65,999
Retained earnings	11,795	17,107
Accumulated other comprehensive loss	(2,556)	(3,702)
Treasury stock	(94,956)	(94,893)
Total stockholders’ equity	70,741	74,002
Total liabilities and stockholders’ equity	$1,903,400	$1,941,418

	September 30, 2012		December 31, 2011
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,729,134	73,000	18,627,858
Shares outstanding	73,000	14,084,328	73,000	14,034,991
Treasury shares	-	4,644,806	-	4,592,867

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans, including fees	$16,193	$19,800	$51,476	$61,765
Loans held-for-sale	68	72	201	198
Securities:
Taxable	1,868	928	5,222	2,691
Tax exempt	98	114	303	383
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	77	73	228	216
Federal funds sold	-	-	-	1
Interest bearing deposits with financial institutions	29	58	89	197
Total interest and dividend income	18,333	21,045	57,519	65,451
Interest Expense
Savings, NOW, and money market deposits	253	327	807	1,275
Time deposits	1,973	3,436	6,920	11,220
Securities sold under repurchase agreements	1	-	2	-
Other short-term borrowings	-	-	4	-
Junior subordinated debentures	1,243	1,155	3,660	3,401
Subordinated debt	223	201	684	610
Notes payable and other borrowings	5	4	13	12
Total interest expense	3,698	5,123	12,090	16,518
Net interest and dividend income	14,635	15,922	45,429	48,933
Provision for loan losses	-	3,000	6,284	7,500
Net interest and dividend income after provision for loan losses	14,635	12,922	39,145	41,433
Noninterest Income
Trust income	1,489	1,657	4,603	5,156
Service charges on deposits	1,982	2,157	5,706	6,021
Secondary mortgage fees	350	269	957	732
Mortgage servicing income, net of changes in fair value	(155)	(328)	(365)	(221)
Net gain on sales of mortgage loans	2,504	1,314	7,509	3,667
Securities gains (losses), net	513	(63)	1,306	588
Increase in cash surrender value of bank-owned life insurance	425	233	1,246	1,130
Debit card interchange income	788	775	2,661	2,259
Lease revenue from other real estate owned	840	1,060	2,930	2,537
Net gain on sale of other real estate owned	20	297	398	933
Other income	1,592	1,137	4,257	4,044
Total noninterest income	10,348	8,508	31,208	26,846
Noninterest Expense
Salaries and employee benefits	8,963	7,985	26,835	25,494
Occupancy expense, net	1,242	1,273	3,684	3,928
Furniture and equipment expense	1,078	1,405	3,416	4,340
FDIC insurance	1,029	1,032	3,058	3,884
General bank insurance	851	845	2,538	2,496
Amortization of core deposit and other intangible asset	420	276	865	711
Advertising expense	400	311	982	731
Debit card interchange expense	388	394	1,183	1,091
Legal fees	760	924	2,215	2,907
Other real estate expense	6,545	5,353	17,987	16,618
Other expense	3,187	3,022	9,186	9,576
Total noninterest expense	24,863	22,820	71,949	71,776
Income (loss) before income taxes	120	(1,390)	(1,596)	(3,497)
Income taxes	-	-	-	-
Net Income (loss)	$120	$(1,390)	$(1,596)	$(3,497)
Preferred stock dividends and accretion	1,255	1,190	3,716	3,524
Net loss available to common stockholders	$(1,135)	$(2,580)	$(5,312)	$(7,021)

Basic loss per share	$(0.08)	$(0.18)	$(0.37)	$(0.49)
Diluted loss per share	(0.08)	(0.18)	(0.37)	(0.49)
Dividends declared per share	-	-	-	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$120	$(1,390)	$(1,596)	$(3,497)

Total unrealized holding gains (loss) on available-for-sale securities arising during the period	2,908	(962)	3,255	500
Related tax (expense) benefit	(1,194)	396	(1,335)	(130)
Holding income (loss) after tax	1,714	(566)	1,920	370

Less: Reclassification adjustment for the net gains and losses realized during the period
Net realized gains (losses)	513	(63)	1,306	588
Income tax (expense) benefit on net realized gains	(208)	25	(532)	(241)
Net realized gains (losses) after tax	305	(38)	774	347
Total other comprehensive income (loss)	1,409	(528)	1,146	23
Comprehensive income (loss)	$1,529	$(1,918)	$(450)	$(3,474)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,596)	$(3,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	2,339	3,160
Change in market value of mortgage servicing rights	1,315	1,144
Provision for loan losses	6,284	7,500
Originations of loans held-for-sale	(208,710)	(152,925)
Proceeds from sales of loans held-for-sale	222,590	157,276
Net gain on sales of mortgage loans	(7,509)	(3,667)
Change in current income taxes receivable	815	5,749
Increase in cash surrender value of bank-owned life insurance	(1,246)	(1,130)
Change in accrued interest receivable and other assets	(2,437)	(1,681)
Change in accrued interest payable and other liabilities	4,689	(365)
Net premium amortization on securities	664	117
Securities gains, net	(1,306)	(588)
Amortization of core deposit and other intangible assets	865	711
Stock based compensation	220	666
Net gain on sale of other real estate owned	(398)	(933)
Write-down of other real estate owned expensed	12,101	9,153
Net cash provided by operating activities	28,680	20,690
Cash flows from investing activities
Proceeds from maturities and pre-refunds including pay down of securities available-for-sale	65,940	38,384
Proceeds from sales of securities available-for-sale	185,861	15,277
Purchases of securities available-for-sale	(353,992)	(92,818)
Net sales (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	2,250	(359)
Net change in loans	115,728	181,861
Investment in other real estate owned	(646)	(2,561)
Proceeds from sales of other real estate owned	20,915	29,687
Net purchases of premises and equipment	(371)	(492)
Net cash provided by investing activities	35,685	168,979
Cash flows from financing activities
Net change in deposits	(43,847)	(180,494)
Net change in securities sold under repurchase agreements	837	613
Net change in other short-term borrowings	-	174
Purchase of treasury stock	(63)	(49)
Net cash used in financing activities	(43,073)	(179,756)
Net change in cash and cash equivalents	21,292	9,913
Cash and cash equivalents at beginning of period	50,949	98,758
Cash and cash equivalents at end of period	$72,241	$108,671

Supplemental cash flow information
Income taxes received	$(815)	$(5,746)
Interest paid for deposits	8,444	13,268
Interest paid for borrowings	702	623
Non-cash transfer of loans to other real estate owned	26,944	60,355
Change in dividends declared not paid	2,968	2,823
Accretion on preferred stock warrants	748	701

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Comprehensive loss:
Net loss				(3,497)			(3,497)
Change in net unrealized loss on securities available-for-sale net of $111 tax effect					23		23
Change in restricted stock	161		(161)				-
Stock based compensation			666				666
Purchase of treasury stock						(49)	(49)
Preferred dividends declared and accrued (5% per preferred share)		701		(3,524)			(2,823)
Balance, September 30, 2011	$18,628	$70,622	$65,714	$21,314	$(3,107)	$(94,893)	$78,278

Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Comprehensive loss:
Net loss				(1,596)			(1,596)
Change in net unrealized gain on securities available-for-sale net of $803 tax effect					1,146		1,146
Change in restricted stock	101		(101)				-
Stock based compensation			220				220
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		748		(3,716)			(2,968)
Balance, September 30, 2012	$18,729	$71,611	$66,118	$11,795	$(2,556)	$(94,956)	$70,741

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2011.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

The Company uses the accrual basis of accounting for financial reporting purposes. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

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

In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreement.”  ASU 2011-03 removed from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date.  Early adoption was not permitted.  ASU 2011-03 did not have an impact on the Company’s financial condition, results of operations, or liquidity.

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

Non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“FRB”) stock.  FHLBC stock was recorded at a value of $7.0 million at September 30, 2012, a decrease of $2.3 million from December 31, 2011.  Our FHLBC stock is necessary to maintain our continued access to FHLBC advances.  In late 2011, management at the Bank evaluated the October 17, 2011, FHLBC Capital Plan and determined the best overall course for the Bank was to accept the stock conversion as of January 1, 2012.  Subsequently, during the first nine months of 2012 management redeemed excess FHLBC stock held by the Bank reducing the value of FHLBC stock held by the Bank to $7.0 million.  FRB stock was recorded at $4.8 million at September 30, 2012, which was unchanged from December 31, 2011.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at September 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
U.S. Treasury	$1,500	$11	$-	$1,511
U.S. government agencies	49,332	191	(68)	49,455
U.S. government agency mortgage-backed	71,215	2,114	(38)	73,291
States and political subdivisions	11,598	1,207	-	12,805
Corporate Bonds	33,673	562	(18)	34,217
Collateralized mortgage obligations	95,894	1,075	(531)	96,438
Asset-backed securities	135,577	774	(1,265)	135,086
Collateralized debt obligations	17,902	-	(8,359)	9,543
	$416,691	$5,934	$(10,279)	$412,346
December 31, 2011:
U.S. Treasury	$1,501	$23	$-	$1,524
U.S. government agencies	43,112	286	-	43,398
U.S. government agency mortgage-backed	152,473	1,553	(19)	154,007
States and political subdivisions	12,152	1,657	-	13,809
Corporate Bonds	32,357	14	(982)	31,389
Collateralized mortgage obligations	25,616	242	(736)	25,122
Asset-backed securities	28,755	-	(414)	28,341
Collateralized debt obligations	17,892	-	(7,918)	9,974
	$313,858	$3,775	$(10,069)	$307,564

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2012, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized debt obligations are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$9,962	2.20%	$10,053
Due after one year through five years	39,755	1.88%	40,543
Due after five years through ten years	12,190	3.43%	13,051
Due after ten years	34,196	3.85%	34,341
	96,103	2.81%	97,988
Mortgage-backed securities	167,109	2.12%	169,729
Asset-back securites	135,577	1.49%	135,086
Collateralized debt obligations	17,902	1.90%	9,543
	$416,691	2.06%	$412,346

Securities with unrealized losses at September 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
September 30, 2012	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	2	$68	$13,197		$-	$-	2	$68	$13,197
U.S. government agency mortgage-backed	1	38	4,099	-	-	-	1	38	4,099
Corporate bonds	1	18	1,075	-	-	-	1	18	1,075
Collateralized mortgage obligations	7	531	38,294	-	-	-	7	531	38,294
Asset-backed securities	11	1,265	78,650	-	-	-	11	1,265	78,650
Collateralized debt obligations	-	-	-	2	8,359	9,543	2	8,359	9,543
	22	$1,920	$135,315	2	$8,359	$9,543	24	$10,279	$144,858

	Less than 12 months			Greater than 12 months
December 31, 2011	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agency mortgage-backed	4	$19	$27,935	-	$-	$-	4	$19	$27,935
Corporate bonds	11	982	28,605	-	-	-	11	982	28,605
Collateralized mortgage obligations	3	736	9,032	-	-	-	3	736	9,032
Asset-backed securities	4	414	28,341	-	-	-	4	414	28,341
Collateralized debt obligations	-	-	-	2	7,918	9,974	2	7,918	9,974
	22	$2,151	$93,913	2	$7,918	$9,974	24	$10,069	$103,887

Recognition of other-than-temporary impairment for these securities was not necessary in the nine months ended September 30, 2012, or the year ended December 31, 2011.  The changes in fair values related primarily to interest rate fluctuations and were generally not related to credit quality deterioration.  Further as shown below, the amount of deferrals and defaults in the pooled collateralized debt obligations (“CDO”) decreased in the period from December 31, 2011, to September 30, 2012.

Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDO.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of September 30, 2012, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as Level 3 securities as described in Note 12 of this quarterly report as of September 30, 2012.  Management does not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDO, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating [1]	Issuance	Amount	Collateral %	Amount	Collateral %
September 30, 2012
Class A1	$9,039	$5,403	$(3,636)	BB+	63	$208,000	27.7%	$190,670	25.4%
Class A2A	8,863	4,140	(4,723)	B+	63	208,000	27.7%	93,670	12.5%
	$17,902	$9,543	$(8,359)

December 31, 2011
Class A1	$9,136	$5,584	$(3,552)	CCC+	63	$212,750	28.4%	$181,630	24.2%
Class A2A	8,756	4,390	(4,366)	CCC-	63	212,750	28.4%	84,630	11.3%
	$17,892	$9,974	$(7,918)

1 Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of September 30, 2012, and unchanged from December 31, 2011.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of September 30, 2012, and unchanged from December 31, 2011.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2012	December 31, 2011

Commercial	$81,438	$98,099
Real estate - commercial	621,715	704,492
Real estate - construction	48,606	71,436
Real estate - residential	436,837	477,200
Consumer	3,167	3,789
Overdraft	613	457
Lease financing receivables	3,229	2,087
Other	12,677	11,498
	1,208,282	1,369,058
Net deferred loan fees and costs	7	(73)
	$1,208,289	$1,368,985

It is the policy of the Company to review each prospective credit in order to determine whether an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, varies from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 91.6% and 91.5% of the portfolio at September 30, 2012, and December 31, 2011, respectively.  The Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Bank and the Office of the Comptroller of the Currency (“OCC”).  Regulatory and capital matters, including the Consent Order, are discussed in more detail in Note 11 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$200	$68	$-	$268	$83,242	$1,157	$84,667	$-
Real estate - commercial
Owner occupied general purpose	578	591	-	1,169	123,503	5,901	130,573	-
Owner occupied special purpose	24	71	-	95	154,129	12,889	167,113	-
Non-owner occupied general purpose	503	-	1,256	1,759	125,261	19,664	146,684	1,256
Non-owner occupied special purpose	-	-	-	-	97,995	487	98,482	-
Retail properties	-	-	-	-	38,552	11,721	50,273	-
Farm	-	-	-	-	26,800	1,790	28,590	-
Real estate - construction
Homebuilder	265	-	47	312	4,764	5,523	10,599	47
Land	307	-	-	307	7,232	17	7,556	-
Commercial speculative	-	-	-	-	7,597	7,486	15,083	-
All other	-	-	-	-	14,732	636	15,368	-
Real estate - residential
Investor	975	-	169	1,144	147,137	12,838	161,119	169
Owner occupied	-	449	100	549	119,782	9,368	129,699	100
Revolving and junior liens	973	417	-	1,390	141,384	3,245	146,019	-
Consumer	25	-	-	25	3,142	-	3,167	-
All other	-	-	-	-	13,297	-	13,297	-
	$3,850	$1,596	$1,572	$7,018	$1,108,549	$92,722	$1,208,289	$1,572

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Financing Receivables	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$161	$20	$-	$181	$98,840	$1,165	$100,186	$-
Real estate - commercial
Owner occupied general purpose	912	-	-	912	137,250	12,744	150,906	-
Owner occupied special purpose	-	39	-	39	172,624	16,564	189,227	-
Non-owner occupied general purpose	471	-	318	789	147,099	12,893	160,781	318
Non-owner occupied special purpose	-	-	-	-	107,425	1,814	109,239	-
Retail properties	-	-	-	-	42,535	15,897	58,432	-
Farm	197	-	-	197	34,136	1,574	35,907	-
Real estate - construction
Homebuilder	-	-	-	-	8,725	10,193	18,918	-
Land	-	-	-	-	7,976	2,025	10,001	-
Commercial speculative	-	669	-	669	5,154	14,217	20,040	-
All other	-	74	-	74	17,714	4,689	22,477	-
Real estate - residential
Investor	338	3,562	-	3,900	162,101	15,111	181,112	-
Owner occupied	3,414	573	-	3,987	119,266	15,059	138,312	-
Revolving and junior liens	1,525	166	-	1,691	153,244	2,841	157,776	-
Consumer	8	-	-	8	3,781	-	3,789	-
All other	-	-	-	-	11,882	-	11,882	-
	$7,026	$5,103	$318	$12,447	$1,229,752	$126,786	$1,368,985	$318

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Bank had no commitments to any borrower whose loans were classified as impaired at September 30, 2012.

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

Credit Quality Indicators by class of loans were as follows:

September 30, 2012	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$82,532	$387	$1,748	$-	$84,667
Real estate - commercial
Owner occupied general purpose	114,064	3,846	12,663	-	130,573
Owner occupied special purpose	138,604	9,697	18,812	-	167,113
Non-owner occupied general purpose	100,478	19,822	26,384	-	146,684
Non-owner occupied special purpose	92,206	4,772	1,504	-	98,482
Retail Properties	32,385	3,531	14,357	-	50,273
Farm	23,666	3,134	1,790	-	28,590
Real estate - construction
Homebuilder	1,683	2,431	6,485	-	10,599
Land	5,189	-	2,367	-	7,556
Commercial speculative	3,954	-	11,129	-	15,083
All other	13,228	1,504	636	-	15,368
Real estate - residential
Investor	124,604	20,109	16,406	-	161,119
Owner occupied	116,082	401	13,216	-	129,699
Revolving and junior leins	140,821	145	5,053	-	146,019
Consumer	3,162	-	5	-	3,167
All other	13,077	220	-	-	13,297
Total	$1,005,735	$69,999	$132,555	$-	$1,208,289

December 31, 2011	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$94,456	$3,350	$2,380	$-	$100,186
Real estate - commercial
Owner occupied general purpose	115,175	11,695	24,036	-	150,906
Owner occupied special purpose	154,650	5,254	29,323	-	189,227
Non-owner occupied general purpose	102,178	19,292	39,311	-	160,781
Non-owner occupied special purpose	85,931	6,017	17,291	-	109,239
Retail Properties	26,391	11,660	20,381	-	58,432
Farm	26,629	5,605	3,673	-	35,907
Real estate - construction
Homebuilder	4,206	2,905	11,807	-	18,918
Land	3,755	3,032	3,214	-	10,001
Commercial speculative	1,306	-	18,734	-	20,040
All other	17,448	303	4,726	-	22,477
Real estate - residential
Investor	119,494	28,478	33,140	-	181,112
Owner occupied	118,658	271	19,383	-	138,312
Revolving and junior leins	151,928	821	5,027	-	157,776
Consumer	3,776	-	13	-	3,789
All other	10,755	1,127	-	-	11,882
Total	$1,036,736	$99,810	$232,439	$-	$1,368,985

1 The substandard credit quailty indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of September 30, 2012 were as follows:

				Nine Months Ended
	As of September 30, 2012			September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$519	$562	$-	$516	$-
Commercial real estate
Owner occupied general purpose	3,540	3,911	-	4,149	-
Owner occupied special purpose	7,837	9,013	-	10,222	-
Non-owner occupied general purpose	13,691	17,868	-	10,996	210
Non-owner occupied special purpose	487	637	-	933	-
Retail properties	7,115	10,092	-	5,851	-
Farm	1,593	1,595	-	1,335	-
Construction
Homebuilder	5,231	6,439	-	7,952	83
Land	17	17	-	1,021	-
Commercial speculative	3,045	5,758	-	6,297	-
All other	99	239	-	2,204	-
Residential
Investor	6,020	13,670	-	4,500	-
Owner occupied	9,696	11,111	-	10,788	187
Revolving and junior liens	1,442	1,664	-	1,466	2
Consumer	-	-		-	-
Total impaired loans with no recorded allowance	60,332	82,576	-	68,230	482
With an allowance recorded
Commercial	638	686	514	646	-
Commercial real estate
Owner occupied general purpose	2,361	2,475	337	5,173	-
Owner occupied special purpose	5,052	6,948	896	4,505	-
Non-owner occupied general purpose	9,697	13,231	350	9,047	-
Non-owner occupied special purpose	-	-	-	217	-
Retail properties	4,606	7,838	1,413	7,958	-
Farm	197	197	117	347	-
Construction
Homebuilder	2,618	7,451	121	2,411	-
Land	-	-	-	-	-
Commercial speculative	4,441	5,047	895	4,554	-
All other	537	652	392	459	-
Residential
Investor	6,818	8,093	875	9,552	-
Owner occupied	5,079	6,332	811	6,726	34
Revolving and junior liens	1,864	2,076	864	1,608	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	43,908	61,026	7,585	53,203	34
Total impaired loans	$104,240	$143,602	$7,585	$121,433	$516

Impaired loans by class of loans as of December 31, 2011 were as follows:

				Nine Months Ended
	As of December 31, 2011			September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$512	$560	$-	$220	$-
Commercial real estate
Owner occupied general purpose	4,759	6,538	-	4,725	-
Owner occupied special purpose	12,606	15,862	-	11,122	-
Non-owner occupied general purpose	8,301	11,734	-	10,324	166
Non-owner occupied special purpose	1,380	1,545	-	3,537	22
Retail properties	4,586	5,920	-	7,193	-
Farm	1,078	1,198	-	908	-
Construction
Homebuilder	10,672	17,643	-	15,263	104
Land	2,025	6,222	-	5,779	-
Commercial speculative	9,549	27,134	-	5,259	-
All other	4,309	6,576	-	5,183	-
Residential
Investor	2,981	11,927	-	7,550	-
Owner occupied	11,880	13,487	-	14,655	210
Revolving and junior liens	1,489	1,693	-	1,433	-
Consumer	-	-		4	-
Total impaired loans with no recorded allowance	76,127	128,039	-	93,155	502
With an allowance recorded
Commercial	653	740	392	2,088	-
Commercial real estate
Owner occupied general purpose	7,985	8,291	1,397	10,554	-
Owner occupied special purpose	3,958	5,448	407	9,149	-
Non-owner occupied general purpose	8,397	9,942	2,187	9,325	-
Non-owner occupied special purpose	434	437	98	4,262	-
Retail properties	11,311	12,389	3,506	14,885	-
Farm	496	496	28	-	-
Construction
Homebuilder	2,204	2,816	376	5,865	-
Land	-	-	-	6,096	-
Commercial speculative	4,668	5,371	1,683	10,193	-
All other	380	422	225	339	-
Residential
Investor	12,287	12,844	1,808	7,885	28
Owner occupied	8,373	9,762	626	7,367	90
Revolving and junior liens	1,352	1,656	321	622	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	62,498	70,614	13,054	88,630	118
Total impaired loans	$138,625	$198,653	$13,054	$181,785	$620

Troubled debt restructurings (“TDRs”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank does participate in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

The specific allocation of the allowance for loan losses on a TDR is determined by either discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDR charged-off, are factored into this calculation by portfolio segment.

TDRs outstanding by class are summarized as follows:

	As of September 30, 2012
	TDR Modifications		TDR Modifications
	Accruing interest		Nonaccrual

	# of contracts	Recorded investment	# of contracts	Recorded investment
Troubled debt restructurings
Commercial	-	$-	1	$17
Real estate - commercial
Owner occupied general purpose	-	-	1	434
Owner occupied special purpose	-	-	1	350
Non-owner occupied general purpose	2	3,724	4	4,341
Non-owner occupied special purpose	-	-	2	487
Real estate - construction
Homebuilder	2	2,326	1	1,250
Commercial speculative	-	-	1	419
Real estate - residential
Investor	-	-	5	1,269
Owner occupied	34	5,407	16	2,753
Revolving and junior liens	1	61	-	-
	39	$11,518	32	$11,320

	As of December 31, 2011
	TDR Modifications		TDR Modifications
	Accruing interest		Nonaccrual

	# of contracts	Recorded investment	# of contracts	Recorded investment
Troubled debt restructurings
Commercial	-	$-	1	$17
Real estate - commercial
Owner occupied general purpose	-	-	2	147
Owner occupied special purpose	-	-	2	377
Non-owner occupied general purpose	2	3,805	4	2,488
Non-owner occupied special purpose	-	-	1	434
Real estate - construction
Homebuilder	2	2,683	6	4,474
Land	-	-	1	737
Commercial speculative	-	-	1	65
Real estate - residential
Investor	1	157	6	1,931
Owner occupied	34	5,194	30	5,519
	39	$11,839	54	$16,189

TDRs that were modified during the period are summarized as follows:

	TDR Modifications			TDR Modifications
	Three months ended September 30, 2012			Nine months ended September 30, 2012

Accruing interest:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Deferral[1]	-	$-	$-	1	$108	$108
Revolving and junior liens
HAMP[2]	-	-	-	1	117	61
	-	$-	$-	2	$225	$169

	TDR Modifications			TDR Modifications
	Three months ended September 30, 2012			Nine months ended September 30, 2012

Nonaccrual:	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[1]	1	$689	$433	2	$898	$640
Interest[3]	-	-	-	2	3,381	3,148
Real estate - residential
Investor
Deferral[1]	1	405	167	2	405	167
Bifurcate[4]	-	-	-	1	337	88

	2	$1,094	$600	7	$5,021	$4,043

1.  Deferral: Refers to the deferral of principal

2.  HAMP: Home Affordable Modification Program

3.  Interest: Interest rate concession below normal market

4.  Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with their modified terms.  The following table presents TDR that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity		TDR Default Activity
	Three Months ending September 30, 2012		Nine Months ending September 30, 2012
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - construction
Commercial speculative	1	$460	1	$460
	1	$460	1	$460

	TDR Default Activity		TDR Default Activity
	Three Months ending September 30, 2011		Nine Months ending September 30, 2011
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - construction
Commercial speculative	-	$-	1	$69
Real estate - residential
Investor	-	-	1	196
Owner occupied	-	-	11	1,803
	-	$-	13	$2,068

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2012, were as follows:

Allowance for credit losses:	Commercial	Real Estate Commercial [1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Three months Ended September 30, 2012
Balance at beginning of period	$4,783	$23,766	$5,501	$4,141	$1,063	$1,032	$40,286
Charge-offs	2	355	909	1,230	186	-	2,682
Recoveries	22	76	2,202	219	134	-	2,653
Provision	(251)	(939)	(2,366)	1,342	104	2,110	-
Ending balance	$4,552	$22,548	$4,428	$4,472	$1,115	$3,142	$40,257

Nine months Ended September 30, 2012
Balance at beginning of year	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	110	12,694	4,251	6,416	463	-	23,934
Recoveries	32	1,698	3,373	452	355	-	5,910
Provision	(440)	2,774	(2,631)	4,101	339	2,141	6,284
Ending balance	$4,552	$22,548	$4,428	$4,472	$1,115	$3,142	$40,257

Ending balance: Individually evaluated for impairment	$514	$3,113	$1,408	$2,550	$-	$-	$7,585
Ending balance: Collectively evaluated for impairment	$4,038	$19,435	$3,020	$1,922	$1,115	$3,142	$32,672

Financing receivables:
Ending balance	$84,667	$621,715	$48,606	$436,837	$3,167	$13,297	$1,208,289
Ending balance: Individually evaluated for impairment	$1,157	$56,176	$15,988	$30,919	$-	$-	$104,240
Ending balance: Collectively evaluated for impairment	$83,510	$565,539	$32,618	$405,918	$3,167	$13,297	$1,104,049

1 As of September 30, 2012, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $19.7 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $2.2 million at September 30, 2012.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2011, were as follows:

Allowance for credit losses:	Commercial	Real Estate Commercial [1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Three months Ended September 30, 2011
Balance at beginning of period	$5,666	$36,776	$13,325	$8,217	$819	$1,215	$66,018
Charge-offs	143	4,675	2,029	3,882	169	-	10,898
Recoveries	109	771	594	128	130	-	1,732
Provision	(874)	2,221	(352)	1,917	114	(26)	3,000
Ending balance	$4,758	$35,093	$11,538	$6,380	$894	$1,189	$59,852

Nine months Ended September 30, 2011
Balance at beginning of year	$6,764	$42,242	$18,344	$6,999	$880	$1,079	$76,308
Charge-offs	298	15,752	7,228	7,266	433	-	30,977
Recoveries	153	3,837	1,212	1,467	352	-	7,021
Provision	(1,861)	4,766	(790)	5,180	95	110	7,500
Ending balance	$4,758	$35,093	$11,538	$6,380	$894	$1,189	$59,852

Ending balance: Individually evaluated for impairment	$376	$6,377	$6,037	$2,106	$-	$-	$14,896
Ending balance: Collectively evaluated for impairment	$4,382	$28,716	$5,501	$4,274	$894	$1,189	$44,956

Financing receivables:
Ending balance	$109,812	$730,554	$77,958	$489,985	$4,187	$11,461	$1,423,957
Ending balance: Individually evaluated for impairment	$948	$64,574	$39,940	$30,245	$-	$-	$135,707
Ending balance: Collectively evaluated for impairment	$108,864	$665,980	$38,018	$459,740	$4,187	$11,461	$1,288,250

1 As of September 30, 2011, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $74.6 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $14.1 million at September 30, 2011.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2012	2011	2012	2011
Balance at beginning of period	$89,671	$82,611	$93,290	$75,613
Property additions	7,594	29,842	26,944	60,355
Development improvements	131	394	646	2,561
Less:
Property disposals, net of gains/losses	4,829	9,574	20,517	28,754
Period valuation adjustments	4,474	2,719	12,270	9,221
Balance at end of period	$88,093	$100,554	$88,093	$100,554

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$27,469	$21,504	$23,462	$22,220
Provision for unrealized losses	4,474	2,719	12,101	9,153
Reductions taken on sales	(2,657)	(2,414)	(6,446)	(9,632)
Other adjustments	-	-	169	68
Balance at end of period	$29,286	$21,809	$29,286	$21,809

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gain on sales, net	$(20)	$(297)	$(398)	$(933)
Provision for unrealized losses	4,474	2,719	12,101	9,153
Operating expenses	2,071	2,634	5,886	7,465
Less:
Lease revenue	840	1,060	2,930	2,537
	$5,685	$3,996	$14,659	$13,148

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2012	December 31, 2011
Noninterest bearing demand	$381,111	$361,963
Savings	211,452	196,870
NOW accounts	265,215	275,957
Money market accounts	321,614	288,508
Certificates of deposit of less than $100,000	323,464	390,530
Certificates of deposit of $100,000 or more	194,078	226,953
	$1,696,934	$1,740,781

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2012, and December 31, 2011. Junior subordinated debentures are discussed in detail in Note 8:

	September 30, 2012	December 31, 2011
Securities sold under repurchase agreements	$1,738	$901
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$105,616	$104,779

The Company enters into sales of securities under agreements to repurchase (repurchase agreements) which generally mature within 1 to 90 days from the transaction date.  These repurchase agreements are treated as financings and were secured by mortgage-backed securities with a carrying amount of $20.9 and $3.7 million at September 30, 2012, and December 31, 2011, respectively.  The securities sold under agreements to repurchase consisted of U.S. government agencies and mortgage-backed securities during the subject reporting periods.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  The Bank owned FHLBC stock of $7.0 million at September 30, 2012, and had total funding availability of $65.5 million with no outstanding advances.  At December 31, 2011, there were no outstanding advances on the FHLBC stock of $9.3 million and funding availability was $48.4 million.  The Company has also established borrowing capacity at the FRB that was not used at either September 30, 2012, or December 31, 2011.  The Company currently has $64.3 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

One of the Company’s most significant borrowing relationships continues to be the $45.5 million credit facility with Bank of America. That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt (together, the “Senior Debt”), as well as $45.0 million of subordinated debt (the “Subordinated Debt”).  The Subordinated Debt and the term debt portions of the Senior Debt mature on March 31, 2018.  The interest rate on the Senior Debt resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2011, and September 30, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties as well as financial covenants.  At September 30, 2012, the Company continued to be out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line and the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding term debt.

Note 8 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I, in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time thereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 consecutive quarterly periods without default or penalty, but interest will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010, on the deferred payments totaled $10.5 million at September 30, 2012.

Note 9 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 10,925 at September 30, 2012.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first nine months of 2012 or 2011.  All outstanding stock options were granted for a term of ten years.

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged against income for those plans was $67,000 in the third quarter of 2012 and $220,000 in the first nine months of 2012.

There were no stock options exercised during the third quarter of 2012 or 2011.  The Company did not grant any options of the Company’s common stock during either of those periods.  There was no unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan in the first nine months of 2012.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was $2,000 in the first nine months of 2011, and was recognized over a weighted-average period of 0.33 years.

A summary of stock option activity in the Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Beginning outstanding at January 1, 2012	500,000	$27.34
Canceled	(28,500)	25.54
Ending outstanding at September 30, 2012	471,500	$27.45	2.87	$-

Exercisable at end of period	471,500	$27.45	2.87	$-

Beginning outstanding at January 1, 2011	614,832	$25.81
Canceled	(21,500)	27.73
Ending outstanding at September 30, 2011	593,332	$25.74	3.32	$-

Exercisable at end of period	589,332	$25.87	3.30	$-

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  There were no restricted awards issued during the third quarter of 2012 and 60,000 restricted awards issued for the nine months ending September 30, 2012.  There were 15,000 restricted awards issued during the third quarter of 2011 and 156,000 restricted awards issued for the nine months ending September 30, 2011.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested shares of restricted share rights is as follows:

	September 30, 2012		September 30, 2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1	426,192	$4.15	464,298	$6.76
Granted	60,000	1.25	156,320	1.06
Vested	(144,976)	7.14	(98,770)	10.71
Forfeited	(13,296)	3.28	(95,656)	5.04
Nonvested at September 30	327,920	$2.33	426,192	$4.15

Total unrecognized compensation cost of restricted awards was $161,000 as of September 30, 2012, which is expected to be recognized over a weighted-average period of 0.93 years.  Total unrecognized compensation cost of restricted awards was $636,000 as of September 30, 2011, which was expected to be recognized over a weighted-average period of 1.02 years.

Note 10 –Loss Per Share

The earnings (loss) per share – both basic and diluted – are included below as of September 30 (in thousands except for share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Weighted-average common shares outstanding	14,084,328	14,034,991	14,070,783	14,014,841
Weighted-average common shares less stock based awards	13,883,008	13,789,971	13,873,819	13,783,340
Weighted-average common shares stock based awards	327,920	427,245	332,198	439,052
Net income (loss)	$120	$(1,390)	$(1,596)	$(3,497)
Dividends and accretion of discount on preferred shares	1,255	1,190	3,716	3,524
Net loss available to common shareholders	(1,135)	(2,580)	(5,312)	(7,021)
Undistributed loss	(1,135)	(2,580)	(5,312)	(7,021)
Basic loss per share common undistributed loss	(0.08)	(0.18)	(0.37)	(0.49)
Basic loss per share	$(0.08)	$(0.18)	$(0.37)	$(0.49)
Diluted loss per share:
Weighted-average common shares outstanding	14,084,328	14,034,991	14,070,783	14,014,841
Dilutive effect of restricted shares[1]	126,600	182,225	135,234	207,551
Diluted average common shares outstanding	14,210,928	14,217,216	14,206,017	14,222,392
Net loss available to common stockholders	$(1,135)	$(2,580)	$(5,312)	$(7,021)
Diluted loss per share	$(0.08)	$(0.18)	$(0.37)	$(0.49)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,286,839	1,408,671	1,286,839	1,408,671

1 Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into the Consent Order with the OCC.  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

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

Both capital ratio objectives in the OCC agreement have been exceeded since June 30, 2011.  At September 30, 2012, the Bank’s leverage ratio was 9.66%, an increase of 32 basis points from December 31, 2011, and 91 basis points above the objective of 8.75%.  The Bank’s total capital ratio was 14.06%, up 109 basis points from December 31, 2011, and 281 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”). Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit certain reports to the FRB with respect to the foregoing requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2012, and December 31, 2011.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

Earlier this year, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  The comment period on the proposed rules expired on October 22, 2012.  Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position and will continue to monitor developments with respect to the proposed rules.

At September 30, 2012, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.  However, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital to risk weighted assets
Consolidated	$187,106	12.90%	$116,035	8.00%	N/A	N/A
Old Second Bank	203,569	14.06	115,829	8.00	144,786	10.00
Tier 1 capital to risk weighted assets
Consolidated	93,556	6.45	58,019	4.00	N/A	N/A
Old Second Bank	185,204	12.79	57,922	4.00	86,882	6.00
Tier 1 capital to average assets
Consolidated	93,556	4.88	76,685	4.00	N/A	N/A
Old Second Bank	185,204	9.66	76,689	4.00	95,861	5.00

December 31, 2011
Total capital to risk weighted assets
Consolidated	$191,439	12.38%	$123,709	8.00%	N/A	N/A
Old Second Bank	200,716	12.97	123,803	8.00	154,754	10.00
Tier 1 capital to risk weighted assets
Consolidated	95,986	6.21	61,827	4.00	N/A	N/A
Old Second Bank	180,981	11.70	61,874	4.00	92,811	6.00
Tier 1 capital to average assets
Consolidated	95,986	4.98	77,097	4.00	N/A	N/A
Old Second Bank	180,981	9.34	77,508	4.00	96,885	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios that it agreed to maintain with the OCC contained within the Consent Order.  However, as a result of continuing to be under the Consent Order, the Bank is formally considered “adequately capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in Subordinated Debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of September 30, 2012, trust preferred proceeds of $24.4 million qualified as Tier 1 regulatory capital and $32.2 million qualified as Tier 2 regulatory capital.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of operating losses in prior years, funds were no longer available for the payment of dividends by the Bank to the Company and this restriction continued at September 30, 2012.

As discussed in Note 8, as of September 30, 2012, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which are approximately $4.9 million each year, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of September 30, 2012, was $10.5 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on the Series B Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred Series B Preferred Stock dividends as of September 30, 2012, was $8.1 million.  However, agreements with the OCC and the FRB contain restrictions on dividend payments.

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

•                 CDO are collateralized by trust preferred security issuances of other financial institutions.  Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for these investment securities, which continued to affect market pricing in the period presented.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the yield that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Management initially made that adjustment to Level 3 valuation at June 30, 2009, because the level of market activity for CDO securities is incomplete and sporadic and information on orderly sale transactions was not generally available.

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

•                 Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2012, and December 31, 2011, respectively, which are measured by the Company at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,511	$-	$-	$1,511
U.S. government agencies	-	49,455	-	49,455
U.S. government agency mortgage-backed	-	73,291	-	73,291
States and political subdivisions	-	12,667	138	12,805
Corporate Bonds	-	34,217	-	34,217
Collateralized mortgage obligations	-	96,438	-	96,438
Asset-backed securities	-	135,086	-	135,086
Collateralized debt obligations	-	-	9,543	9,543
Loans held-for-sale	-	5,032	-	5,032
Mortgage servicing rights	-	-	3,603	3,603
Other assets (Interest rate swap agreements net of swap credit valuation)	-	2,299	(61)	2,238
Other assets (Forward MBS)	-	550	-	550
Total	$1,511	$409,035	$13,223	$423,769

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$2,299	$-	$2,299
Total	$-	$2,299	$-	$2,299

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,524	$-	$-	$1,524
U.S. government agencies	-	43,398	-	43,398
U.S. government agency mortgage-backed	-	154,007	-	154,007
States and political subdivisions	-	13,671	138	13,809
Corporate Bonds	-	31,389	-	31,389
Collateralized mortgage obligations	-	25,122	-	25,122
Asset-backed securities		28,341	-	28,341
Collateralized debt obligations	-	-	9,974	9,974
Loans held-for-sale	-	12,806	-	12,806
Mortgage servicing rights	-	-	3,487	3,487
Other assets (Interest rate swap agreements
net of swap credit valuation)	-	3,152	(80)	3,072
Other assets (Forward MBS)	-	107	-	107
Total	$1,524	$311,993	$13,519	$327,036

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$3,152	$-	$3,152
Other liabilities (Interest rate lock commitments to borrowers)	-	50	-	50
Total	$-	$3,202	$-	$3,202

At March 31, 2012, $3.3 million and at June 30, 2012, $51.8 million in asset-backed securities were reported in Level 1 using their purchased price.  Subsequently, these securities have been included in Level 2 using a third party pricing service.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Nine months ended September 30, 2012
	Investment securities available-for- sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	125	-	(1,315)	19
Included in other comprehensive income	(441)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	1,431	-
Settlements	(115)	-	-	-
Expirations	-	-	-	-
Ending balance September 30, 2012	$9,543	$138	$3,603	$(61)

	Nine months ended September 30, 2011
	Investment securities available-for- sale
	Equity Securities	Collateralized Debt Obligations	States and political subdivisions	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	-	-	-	-	-	-
Transfers out of Level 3	-	-	(3,000)	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	-	110	-	(1,144)	(23)	38
Included in other comprehensive income	1	(779)	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-
Issuances	-	-	-	852	-	-
Settlements	-	(93)	-	-	-	-
Expirations	-	-	-	-	-	-
Ending balance September 30, 2011	$7	$10,311	$-	$3,605	$(131)	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2012, and December 31, 2011, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$35,786	$35,786
Other real estate owned, net[2]	-	-	88,093	88,093
Total	$-	$-	$123,879	$123,879

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans.  These loans had a carrying amount of $35.8 million, with a valuation allowance of $7.6 million, resulting in a decrease of specific allocations within the allowance for loan losses of $5.4 million for the nine months ending September 30, 2012.

2   OREO, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $88.1 million, which is made up of the outstanding balance of $117.4 million, net of a valuation allowance of

$29.3 million, at September 30, 2012, resulting in a charge to expense of $12.1 million for the nine months ended September 30, 2012.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $5.1 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at September 30, 2012.  The Bank had $5.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2011.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At September 30, 2012, the notional amount of non-hedging interest rate swaps was $114.7 million with a weighted average maturity of 1.48 years.  At December 31, 2011, the notional amount of non-hedging interest rate swaps was $117.8 million with a weighted average maturity of 2.24 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward mortgage – backed securities contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The following table presents derivatives not designated as hedging instruments as of September 30, 2012:

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$114,693	Other Assets	$2,238	Other Liabilities	$2,299
Commitments[1]	255,438	Other Assets	550	N/A	-
Forward contracts[2]	44,500	N/A	-	Other Liabilities	-
Total			$2,788		$2,299

1 Includes unused loan commitments, interest rate lock commitments, forward rate lock, and mortgage-backed securities commitments.

2  Includes forward mortgage – backed securities contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2011:

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$117,756	Other Assets	$3,072	Other Liabilities	$3,152
Commitments[1]	237,970	Other Assets	107	N/A	-
Forward contracts[2]	26,000	N/A	-	Other Liabilities	50
Total			$3,179		$3,202

1 Includes unused loan commitments, interest rate lock commitments and forward rate lock and mortgage-backed securities commitments.

2  Includes forward mortgage – backed securities contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
Commitments to extend credit: borrowers
Financial standby letters of credit	$3,400	$2,837
Performance standby letters of credit	6,522	8,554
Commercial letters of credit	51	375
Total letters of credit: borrowers	9,973	11,766
Commitments to extend credit: other
Financial standby letters of credit	550	550
Performance standby letters of credit	1,229	2,324
Commercial letters of credit	-	-
Total letters of credit: other	1,779	2,874
Total letters of credit
Financial standby letters of credit	3,950	3,387
Performance standby letters of credit	7,751	10,878
Commercial letters of credit	51	375
Total letters of credit	$11,752	$14,640

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the CDO included in investment securities includes a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities as discussed in detail in Note 12.  The carrying value of FHLB stock approximates fair value as the stock is nonmarketable, and can only be sold to the FHLB or another member institution at par.  During the first nine months of 2012, we participated in multiple redemptions with the FHLB and using the redemption values as the carrying value, FHLB stock has been transferred to a Level 2 fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$38,185	$38,185	$38,185	$-	$-
Interest bearing deposits with financial institutions	34,056	34,056	34,056	-	-
Securities available-for-sale	412,346	412,346	1,511	401,154	9,681
FHLBC and FRB Stock	11,800	11,800	-	11,800	-
Bank-owned life insurance	53,841	53,841	-	53,841	-
Loans held for sale	5,032	5,032	-	5,032	-
Loans, net	1,168,032	1,199,028	-	-	1,199,028
Accrued interest receivable	5,401	5,401	-	5,401	-

Financial liabilities:
Noninterest bearing deposits	$381,111	$381,111	$381,111	$-	$-
Interest bearing deposits	1,315,823	1,319,416	-	1,319,416	-
Securities sold under repurchase agreements	1,738	1,738	-	1,738	-
Junior subordinated debentures	58,378	35,835	21,258	14,577	-
Subordinated debenture	45,000	26,629	-	26,629	-
Note payable and other borrowings	500	322	-	322	-
Borrowing interest payable	10,475	10,475	6,189	4,286	-
Deposit interest payable	1,002	1,002	-	1,002	-

	December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$2,692	$2,692	$2,692	$-	$-
Interest bearing deposits with financial institutions	48,257	48,257	48,257	-	-
Securities available-for-sale	307,564	307,564	1,524	295,928	10,112
FHLBC and FRB Stock	14,050	14,050	-		14,050
Bank-owned life insurance	52,595	52,595	-	52,595	-
Loans held for sale	12,806	12,806	-	12,806	-
Loans, net	1,316,988	1,352,335	-	-	1,352,335
Accrued interest receivable	5,708	5,708	-	5,708	-

Financial liabilities:

Noninterest bearing deposits	$361,963	$361,963	$361,963	$-	$-
Interest bearing deposits	1,378,818	1,382,663	-	1,382,663	-
Securities sold under repurchase agreements	901	901	-	901	-
Junior subordinated debentures	58,378	22,203	13,172	9,031	-
Subordinated debenture	45,000	24,532	-	24,532	-
Note payable and other borrowings	500	260	-	260	-
Borrowing interest payable	6,815	6,815	4,006	2,809	-
Deposit interest payable	1,718	1,718	-	1,718	-

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

Subsequent to the Company’s receipt of the $73.0 million in proceeds from the Treasury in the first quarter of 2009, the proceeds were allocated between the Series B Preferred Stock and warrants that were issued.  The warrants were classified as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Preferred Stock and the warrants as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

As discussed in Note 11, in August 2010 the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 11, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred, such dividends continue to accrue.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of such unpaid and deferred Series B Preferred Stock dividends as of September 30, 2012, was $8.1 million.

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

The TARP Capital Purchase Program also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).  In connection with the issuance of the Series B Preferred Stock and warrants, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc. and the Treasury) (i) voluntarily waived any claim against Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the TARP Capital Purchase Program as well as EESA and acknowledged that the regulations may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements during the period Treasury owns the Series B Preferred Stock; and (ii) entered into a letter with the Company amending the benefit plans with respect to such Senior Executive Officers, during the period that Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of EESA.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of the Bank, a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of September 30, 2012, as compared to December 31, 2011, and the results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2011 Form 10-K.

The ongoing weakness in the financial sector and economy, particularly as it relates to credit costs associated with real estate in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans.  This has resulted in a continued elevated, but improving, level of nonperforming loans.  Overall economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, making an appropriate loan loss provision and making decisions to charge-off  loans.  The Company recorded a $6.3 million provision for loan losses and a net loss of $1.6 million prior to preferred stock dividends and accretion in the first nine months of 2012.  This compared to a $7.5 million provision for loan losses and a net loss of $3.5 million prior to preferred stock dividends and accretion for the same period in 2011.

Results of Operations

The net income for the third quarter of 2012 was $120,000, or $0.08 loss per diluted share, as compared with a $1.4 million net loss, or $0.18 loss per diluted share, in the third quarter of 2011.  The net loss for the first nine months of 2012 was $1.6 million or $0.37 loss per diluted share, as compared to $3.5 million in net loss, or $0.49 of loss per diluted share in the first nine months of 2011.  The Company recorded a $6.3 million provision for loan losses in the first nine months of 2012, while the Company did not include any additional provision in the third quarter of 2012.  Net loan charge-offs totaled $18.0 million in the first nine months of 2012, which included $29,000 of net charge-offs in the third quarter.  The provision for loan losses in the first nine months of 2011 was $7.5 million, which included an addition of $3.0 million in the third quarter of 2011.  Net loan charge-offs totaled $24.0 million in the first nine months of 2011, which included $9.2 million of net charge-offs in the third quarter of 2011.  The net loss available to common stockholders was $1.1 million for the third quarter of 2012 and a loss of $5.3 million for the first nine months of 2012, as compared to net loss available to common shareholders of $2.6 million and $7.0 million, respectively, for the same periods in 2011.

Net Interest Income

Net interest and dividend income decreased $3.5 million, from $48.9 million in the first nine months of 2011, to $45.4 million in the first nine months of 2012.  Average earning assets decreased $112.3 million, or 6.1%, to $1.73 billion from the first nine months of 2011 to the first nine months of 2012, as management continued to emphasize asset quality and funded new loan originations continued to be limited.  The $281.5 million decrease in year to date average loans and loans held-for-sale was primarily due to the ongoing lower funded demand from qualified borrowers in the Bank’s market area, charge-off activity, and movement of loan assets to OREO as well as maturities and payments on performing loans.  To utilize available liquid funds, management continued to increase securities available-for-sale in the first nine months of 2012 to

21.7% of total assets up from 15.8% at the end of 2011 and 9.7% at September 30, 2011.  At the same time, management reduced deposits that had previously provided funding for those assets by emphasizing relationship banking rather than single service customers.  As a result, average interest bearing liabilities decreased $110.6 million, or 7.0%, from the first nine months of 2011 to the first nine months of 2012.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased slightly from 3.57% in the first nine months of 2011 to 3.52% in the first nine months of 2012.  The average tax-equivalent yield on earning assets decreased from 4.70% in the first nine months of 2011 to 4.39%, or 31 basis points in the first nine months of 2012.  The 2012 first nine months of earning asset tax equivalent yield received benefit from collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The first nine months of 2012 earning asset tax equivalent yield would have been 4.27% without this benefit whereas the first nine months of 2011 would have been 4.63%.  During the same period, the cost of funds on interest bearing liabilities decreased from 1.39% to 1.09%, or 30 basis points, helping to offset the decrease in yield.  The decrease in average earning assets and movement to lower yielding securities with reduction in higher yielding loan volumes in 2012 were the main causes of decreased interest income.

Net interest and dividend income decreased $1.3 million from $15.9 million in the third quarter of 2011 to $14.6 million in the third quarter of 2012.  The decrease in average earning assets on a quarterly comparative basis was $48.7 million, or 2.8%, from September 30, 2011 to September 30, 2012 due in part to continued low demand from qualified borrowers as well as OREO migration activity in the quarter.  Average interest bearing liabilities decreased $66.2 million, or 4.4%, during the same period.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.63% in the third quarter of 2011 to 3.44% in the third quarter of 2012.  The average tax-equivalent yield on earning assets decreased from 4.73% in the third quarter of 2011 to 4.24% in the third quarter of 2012, or 49 basis points.  The 2012 third quarter earning asset tax equivalent yield received benefit from collection of previously reversed or unrecognized interest on loans that returned to performing status during the period.  The third quarter 2012 earning asset tax equivalent yield would have been 4.10% without this benefit whereas the third quarter of 2011 would have been 4.65%.  The cost of interest-bearing liabilities also decreased from 1.35% to 1.02%, or 33 basis points, in the same period.  Consistent with the year to date margin trend, the decreased overall average earning assets and the movement to lower yielding securities combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than it decreased interest expense.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and nine-month periods ended September 30, 2012 and 2011.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended September, 2012 and 2011

(Dollar amounts in thousands - unaudited)

	2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$46,138	$29	0.25%	$91,178	$58	0.25%
Securities:
Taxable	404,855	1,868	1.85	144,581	928	2.57
Non-taxable (tax equivalent)	9,518	151	6.35	12,172	176	5.78
Total securities	414,373	2,019	1.95	156,753	1,104	2.82
Dividends from FRB and FHLB stock	11,984	77	2.57	14,050	73	2.08
Loans and loans held-for-sale [1]	1,230,180	16,279	5.18	1,489,366	19,899	5.23
Total interest earning assets	1,702,675	18,404	4.24	1,751,347	21,134	4.73
Cash and due from banks	31,850	-	-	32,264	-	-
Allowance for loan losses	(40,823)	-	-	(65,660)	-	-
Other noninterest bearing assets	228,859	-	-	241,963	-	-
Total assets	$1,922,561			$1,959,914

Liabilities and Stockholders' Equity
NOW accounts	$270,908	$65	0.10%	$259,505	$95	0.15%
Money market accounts	321,762	137	0.17	285,712	164	0.23
Savings accounts	213,927	51	0.09	193,267	68	0.14
Time deposits	526,314	1,973	1.49	663,613	3,436	2.05
Interest bearing deposits	1,332,911	2,226	0.66	1,402,097	3,763	1.06
Securities sold under repurchase agreements	7,164	1	0.06	1,930	-	-
Other short-term borrowings	652	-	-	2,865	-	-
Junior subordinated debentures	58,378	1,243	8.52	58,378	1,155	7.91
Subordinated debt	45,000	223	1.94	45,000	201	1.75
Notes payable and other borrowings	500	5	3.91	500	4	3.13
Total interest bearing liabilities	1,444,605	3,698	1.02	1,510,770	5,123	1.35
Noninterest bearing deposits	380,226	-	-	344,757	-	-
Other liabilities	28,130	-	-	23,738	-	-
Stockholders' equity	69,600	-	-	80,649	-	-
Total liabilities and stockholders' equity	$1,922,561			$1,959,914
Net interest income (tax equivalent)		$14,706			$16,011
Net interest income (tax equivalent)
to total earning assets			3.44%			3.63%
Interest bearing liabilities to earning assets	84.84%			86.26%

1 Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $498,000 and $448,000 for the third quarter of 2012 and 2011, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months ended September, 2012 and 2011

(Dollar amounts in thousands - unaudited)

	2012			2011
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$48,871	$89	0.24%	$105,618	$197	0.25%
Federal funds sold	-	-	-	713	1	0.18
Securities:
Taxable	365,549	5,222	1.90	134,596	2,691	2.67
Non-taxable (tax equivalent)	10,417	467	5.98	13,364	590	5.89
Total securities	375,966	5,689	2.02	147,960	3,281	2.96
Dividends from FRB and FHLB stock	12,562	228	2.42	13,934	216	2.07
Loans and loans held-for-sale [1]	1,293,533	51,741	5.26	1,575,039	62,024	5.19
Total interest earning assets	1,730,932	57,747	4.39	1,843,264	65,719	4.70
Cash and due from banks	27,528	-	-	34,023	-	-
Allowance for loan losses	(46,824)	-	-	(73,201)	-	-
Other non-interest bearing assets	236,281	-	-	238,975	-	-
Total assets	$1,947,917			$2,043,061

Liabilities and Stockholders' Equity
NOW accounts	$275,712	$204	0.10%	$265,126	$347	0.17%
Money market accounts	311,046	438	0.19	297,603	670	0.30
Savings accounts	211,331	165	0.10	191,256	258	0.18
Time deposits	565,183	6,920	1.64	724,219	11,220	2.07
Interest bearing deposits	1,363,272	7,727	0.76	1,478,204	12,495	1.13
Securities sold under repurchase agreements	4,502	2	0.06	1,911	-	-
Other short-term borrowings	4,635	4	0.11	2,900	-	-
Junior subordinated debentures	58,378	3,660	8.36	58,378	3,401	7.77
Subordinated debt	45,000	684	2.00	45,000	610	1.79
Notes payable and other borrowings	500	13	3.42	500	12	3.16
Total interest bearing liabilities	1,476,287	12,090	1.09	1,586,893	16,518	1.39
Non-interest bearing deposits	373,975	-	-	354,038	-	-
Other liabilities	25,629	-	-	21,651	-	-
Stockholders' equity	72,026	-	-	80,479	-	-
Total liabilities and stockholders' equity	$1,947,917			$2,043,061
Net interest income (tax equivalent)		$45,657			$49,201
Net interest income (tax equivalent)
to total earning assets			3.52%			3.57%
Interest bearing liabilities to earning assets	85.29%			86.09%

1 Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.4 million and $1.7 million for the first nine months of 2012 and 2011, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest income (GAAP)	$18,333	$21,045	$57,519	$65,451
Taxable equivalent adjustment - loans	18	27	64	61
Taxable equivalent adjustment - securities	53	62	164	207
Interest income (TE)	18,404	21,134	57,747	65,719
Less: interest expense (GAAP)	3,698	5,123	12,090	16,518
Net interest income (TE)	$14,706	$16,011	$45,657	$49,201
Net interest and income (GAAP)	$14,635	$15,922	$45,429	$48,933
Average interest earning assets	$1,702,675	$1,751,347	$1,730,932	$1,843,264
Net interest income to total interest earning assets	3.42%	3.61%	3.51%	3.54%
Net interest income to total interest earning assets (TE)	3.44%	3.63%	3.52%	3.56%

Provision for Loan Losses

In the first nine months of 2012, the Company recorded a $6.3 million provision for loan losses, which did not include any provision in the third quarter.  In the first nine months of 2011, the provision for loan losses was $7.5 million, which included $3.0 million in the third quarter.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $105.8 million at September 30, 2012 from $138.9 million at December 31, 2011, and $139.3 million at September 30, 2011.  Charge-offs, net of recoveries, totaled $18.0 million and $24.0 million in the first nine months of 2012 and 2011, respectively.  Net charge-offs totaled $29,000 in the third quarter of 2012 and $9.2 million in the third quarter of 2011.  The distribution of the Company’s gross charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at September 30, 2012 are included in the following tables.

Loan Charge-offs, Gross	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Real estate-construction
Homebuilder	$44	$1,391	$1,138	$3,045
Land	-	75	20	3,089
Commercial speculative	816	449	2,781	937
All other	49	114	312	157
Total real estate-construction	909	2,029	4,251	7,228
Real estate-residential
Investor	250	1,662	3,341	2,748
Owner occupied	446	1,684	1,664	3,738
Revolving and junior liens	534	536	1,411	780
Total real estate-residential	1,230	3,882	6,416	7,266
Real estate-commercial, nonfarm
Owner general purpose	7	188	1,199	3,424
Owner special purpose	90	658	2,564	2,290
Non-owner general purpose	121	1,843	4,624	4,786
Non-owner special purpose	-	809	124	1,671
Retail properties	137	1,177	4,183	3,581
Total real estate-commercial, nonfarm	355	4,675	12,694	15,752
Real estate-commercial, farm	-	-	-	-
Commercial	2	143	110	298
Other	186	169	463	433
	$2,682	$10,898	$23,934	$30,977

The distribution of the Company’s nonperforming loans as of September 30, 2012, is included in the chart below (in thousands):

Nonperforming loans

as of September 30, 2012

	Nonaccrual Total [1]	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	%Non Performing Loans	Specific Allocation
Real estate-construction	$13,662	$47	$2,326	$16,035	15.2%	$1,408
Real estate-residential:
Investor	12,838	169	-	13,007	12.3%	875
Owner occupied	9,368	100	5,408	14,876	14.1%	811
Revolving and junior liens	3,245	-	61	3,306	3.1%	864
Real estate-commercial, nonfarm	50,662	1,256	3,724	55,642	52.6%	2,996
Real estate-commercial, farm	1,790	-	-	1,790	1.7%	117
Commercial	1,157	-	-	1,157	1.0%	514
	$92,722	$1,572	$11,519	$105,813	100.0%	$7,585

1      Nonaccrual loans included a total of $11.3 million in restructured loans.  Component balances are $1.7 million in real estate construction, $5.6 million in real estate-commercial nonfarm, $1.3 million is in real estate - residential investor, $2.7 million is in real estate - owner occupied and $17,000 in Commercial.

Classified loans (under a definition closely reflecting our regulator’s definition – substandard loans and TDR accruing) have decreased $122.2 million or 46.8% from a year ago and $99.3 million or 41.7% from December 31, 2011.  Classified loans are summarized in the table below:

	Classified Loans
	9/30/2012	12/31/2011	9/30/2011
Commercial	$1,748	$2,380	$8,762
Real estate - commercial	75,510	134,015	145,904
Real estate - construction	22,387	40,476	47,089
Real estate - residential	39,143	61,234	59,235
Consumer	5	13	15
	$138,793	$238,118	$261,005

Commercial Real Estate

Commercial Real Estate Nonfarm (“CRE”) remained the largest component of nonperforming loans at $55.6 million, or 52.6% of total nonperforming loans.  The dollar volume of nonperforming CRE loans is down from $64.0 million at December 31, 2011 and $65.7 million at September 30, 2011.  These decreases resulted from loans moving to OREO during these periods, loans paying off and loans upgraded as a result of improved performance.  The class components of the CRE segment at September 30, 2012, were as follows (dollars in thousands):

CRE	Nonaccrual Total	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non performing CRE Loans	Specific Allocation
Owner occupied general purpose	$5,901	$-	$-	$5,901	10.6%	$337
Owner occupied special purpose	12,889	-	-	12,889	23.2%	896
Non-owner occupied general purpose	19,664	1,256	3,724	24,644	44.3%	350
Non-owner occupied special purpose	487	-	-	487	0.9%	-
Retail properties	11,721	-	-	11,721	21.0%	1,413
	$50,662	$1,256	$3,724	$55,642	100.0%	$2,996

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 24.7% of total CRE loans, and 44.3% of nonperforming CRE loans at the end of the third quarter of 2012.  Third quarter 2012 charge-offs in this category were $121,000, with most of the charge-offs coming from fully allocated credits, and management estimated that $350,000 of specific allocation was sufficient coverage for the remaining loss exposure at September 30, 2012.  However, there can be no guarantee that actual losses in this category, and all other categories discussed in this section, will not exceed the amount specifically reserved for the category.

The owner occupied special purpose category had loans totaling $167.1 million, representing 28.2% of all CRE loans.  With $12.9 million of these loans nonperforming at September 30, 2012, these loans accounted for 23.2% of total nonperforming CRE.  Special purpose owner occupied credits include loans collateralized by property types such as car washes, golf courses, restaurants, and medical office buildings.  Charge-offs in the third quarter of 2012 totaled $90,000 in this loan category and management estimated that the specific allocation of $896,000 was sufficient coverage for the remaining loss exposure at September 30, 2012.

Portfolio loans secured by retail property, primarily retail strip malls, continue to experience financial stress as vacancies and lower rents needed to secure tenants hampered successful retail mall performance.  This class accounted for 8.5% of all CRE loans and 21.0% of all nonperforming CRE loans at September 30, 2012.  Third quarter 2012 charge-offs in the retail segment totaled $137,000.  Management estimated that specific allocations of $1.4 million were sufficient coverage for the remaining loss exposure at September 30, 2012.

As of September 30, 2012, owner occupied general purpose loans comprised 22.0% of CRE, and 10.6% of nonperforming CRE loans.  Charge-offs totaled $7,000 in the third quarter of 2012, and management estimated that specific allocations of $337,000 were sufficient coverage for the remaining loss exposure at September 30, 2012.

Non-owner occupied special purpose loans represented 16.6% of the CRE portfolio, and 0.9% of nonperforming CRE loans at the end of the third quarter of 2012.  In the third quarter there were no charge-offs recorded and no specific allocation.  Management has reviewed all nonperforming loans and concluded no additional inherent losses are apparent which would require a specific reserve at September 30, 2012.

In addition to the specific allocations detailed above, management estimates include a higher risk commercial real estate pool loss factor for certain CRE loans.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancy that is expected to be temporary or reduced operating income from the owner-occupant due to continued economic stress in our market areas.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Due to a 71.1% decline in the balance of loans in this pool, management estimated a reduction of reserves of $5.4 million in the first nine months of 2012 compared to December 31, 2011.

Construction and Development

At September 30, 2012, nonperforming construction and development (“C & D”) loans totaled $16.0 million, or 15.2% of total nonperforming loans.  This is a decrease of $17.8 million from $33.8 million at December 31, 2011, and a decrease of $23.9 million from $39.9 million at September 30, 2011.  Of the $48.6 million of total C & D loans in the portfolio, 33.0% were nonperforming as of September 30, 2012, as compared to 47.3% at December 31, 2011, and 51.2% at September 30, 2011.  Total C & D charge-offs for the third quarter of 2012 were $909,000, as compared to $2.0 million in the third quarter 2011.  Total C & D had net recoveries for the third quarter of 2012 of $1.3 million, as compared to net charge-offs of $1.4 million in the third quarter of 2011.  Following all charge-off activity, management estimated that specific allocations of $1.4 million were sufficient coverage for the remaining loss exposure in this segment at September 30, 2012.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by homebuilder inventory is down 51.6% from a year ago.

Management closely monitors the performing loans that have been rated as “special mention” or “substandard” but that are still accruing interest.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at September 30, 2012.  As a result, management believes future losses in the construction segment will generally continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.

Residential Real Estate

Nonperforming 1-4 family owner occupied residential mortgages to consumers totaled $14.9 million, or 14.1% of the nonperforming loan total as of September 30, 2012.  This class totaled $20.3 million in nonperforming loans at December 31, 2011, compared to $18.6 million at September 30, 2011.  While Kendall, Kane, and Will counties experienced high rates of foreclosure in both 2012 and 2011, the Bank has recently experienced relatively stable or somewhat improved nonperforming totals.  The majority of all residential mortgage loans originated today are sold on the secondary market.  Of the nonperforming loans in this category, $5.4 million, or 36.3%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and were classified as restructured at September 30, 2012.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers will resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  Management believes that deterioration in the segment relates primarily to the high rate of unemployment in our market areas offset by some reductions from loans moved to OREO or upgraded as borrowers regain employment.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance, and, at September 30, 2012, management estimated that a specific allocation of $811,000 was adequate loss coverage following the $446,000 of charge-offs that occurred during the quarter and allowing for problems in collecting on private mortgage insurance.  At September 30, 2012, there were loans of $100,000 that were greater than 90 days past due and were still accruing interest in this portfolio segment.  Additionally, at September 30, 2012, loans 30 to 89 days past due and still accruing totaled $449,000 which was an improvement from $4.0 million at December 31, 2011, and from $1.1 million at September 30, 2011.

Nonperforming residential investor loans at September 30, 2012 consisted of multi-family ($8.5 million) and 1-4 family properties ($4.5 million) for a total of $13.0 million, or 12.3% of the nonperforming loans total.  September 30, 2012 was a decrease from $15.3 million at December 31, 2011 but an increase from $9.8 million at September 30, 2011.  Following the third quarter charge-off of $250,000, management estimated that a total specific allocation of $875,000 would provide sufficient loss reserves at September 30, 2012, for the remaining risk in this category.  The multi-family and rental market segment is showing improved credit metrics as higher occupancy rates have driven stronger net operating income.

Other

The remaining nonperforming credits included $1.1 million in commercial loans, $3.3 million in consumer home equity and second mortgage loans and $1.8 million in farmland and agricultural loans.  These loan categories have shown stable credit characteristics and losses have been minimal during this economic cycle.  At September 30, 2012, management estimated that a total specific allocation of $514,000 on the commercial portfolio and $117,000 in farmland and agricultural loans would be sufficient loss coverage for the remaining risk in those nonperforming credits, and that $864,000 was sufficient loss coverage for the consumer home equity and second mortgage loan segment.  These estimated amounts were following charge-offs in the third quarter of 2012 of $2,000 in commercial loans, and $534,000 in consumer home equity loans.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest decreased to $5.4 million at September 30, 2012, from $12.1 million at December 31, 2011, and $10.0 million at September 30, 2011.  At September 30, 2012, loans 30 to 89 days past due consisted of $449,000 in 1-4 family owner occupied mortgages, $1.8 million in commercial real estate credits, $975,000 in residential investor credits, $572,000 in construction and development, $268,000 in commercial loans, $25,000 in consumer loans and $1.4 million in home equity loans.  Troubled debt restructurings (“TDRs”) in accrual status total $11.5 million, which was a slight decrease from $11.8 million in TDRs from December 31, 2011 and a decrease from $13.6 million from September 30, 2011.  Accruing TDRs included $5.4 million in 1-4 family owner occupied mortgages in the foreclosure avoidance program discussed previously, $2.3 million in restructured residential lot inventory loans to builders, $61,000 in revolving and junior liens mortgages, and $3.7 million in non-owner occupied general purpose commercial real estate.

Nonaccrual TDR loans totaled $11.3 million as of September 30, 2012.  These credits, which have not demonstrated a sustained period of financial performance, are primarily due to bankruptcy or continued deterioration in the borrowers’ financial situation.  Management is pursuing liquidation strategies for many of these loans.  Management estimated that specific allocation estimates of $369,000 at September 30, 2012, were sufficient coverage for the remaining loss exposure in this category.

Allowance for Loan and Lease Loss Reserve

The coverage ratio of the allowance for loan losses to nonperforming loans was 38.0% as of September 30, 2012, which reflects a modest increase from 37.4% as of December 31, 2011.  A decrease of $33.1 million, or 23.8%, in nonperforming loans in the nine months along with reductions in both specific reserves and management factor reserves drove the overall coverage ratio change.  Management updated the estimated specific allocations in the third quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $6.3 million from December 31, 2011, as the overall loan balances subject to general factors decreased at September 30, 2012.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C & D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management estimates adequate reserves have been established for the remaining risk of loss in the C & D portfolio.

Management regularly reviews the performance of the higher risk pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by 71.1% at September 30, 2012 as compared to December 31, 2011.  Also, compared to December 31, 2011, management decreased the loss factor assigned to this pool by 0.04% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 4.2% of total loans as of September 30, 2011, to 3.3% of total loans at September 30, 2012.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at September 30, 2012; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

As discussed above, nonperforming loans include loans in nonaccrual status, troubled debt restructurings, and loans past due ninety days or more and still accruing interest.  The comparative nonperforming loan totals and related disclosures as well as other nonperforming assets for the period ended September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Nonaccrual loans (including restructured)	$92,722	$126,786
Accruing restructured loans	11,518	11,839
Loans 90 days or more past due and still accruing interest	1,572	318

The Bank had no commitments to any borrower whose loans were classified as impaired at September 30, 2012.

Finally, the Bank has added a last step in resolution of selected loan charge off decisions.  On selected transactions, the Bank and the customer enter a deficiency note agreement whereby the customer agrees to pay the Bank both an agreed upon principle balance and interest at a negotiated rate.  While many of these notes show little or no payment activity, some reflect customer repayment.  All notes are carried as off balance sheet assets (original balance of $3.0 million with current balance of $2.5 million deficiency at October 8, 2012) and all payments received are reflected as loan recoveries.

Other Real Estate

OREO net of valuation reserve totaled $88.1 million at September 30, 2012 or a decrease of $5.2 million from December 31, 2011.  Disposition activity and valuation write downs in the third quarter exceeded additions to OREO assets, leading to an overall decrease of $1.6 million from OREO assets of $89.7 million at June 30, 2012.  In the third quarter of 2012, management successfully converted collateral securing problem loans to properties ready for disposition, spent as needed on development improvements, transacted asset dispositions and recorded valuation adjustments as shown below in thousands.  As a result, holdings in the categories of vacant land suitable for farming, lots suitable for development and commercial property declined in the quarter while single family residences and multi-family properties increased during the quarter.  Overall, a net gain on sale of $20,000 was realized in the third quarter 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$89,671	$82,611	$93,290	$75,613
Property additions	7,594	29,842	26,944	60,355
Development improvements	131	394	646	2,561
Less:
Property disposals	4,829	9,574	20,517	28,754
Period valuation adjustments	4,474	2,719	12,270	9,221
Other real estate owned	$88,093	$100,554	$88,093	$100,554

The OREO valuation reserve increased to $29.3 million, which is 24.9% of gross OREO at September 30, 2012.  The valuation reserve represented 17.8% of gross OREO at September 30, 2011.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Net OREO Aging

	0-90 Days	91-180 Days	181 Days to 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years +	Total
9/30/2012	$7,249	$2,654	$21,100	$41,990	$10,810	$4,290	$88,093
	8.2%	3.0%	23.9%	47.7%	12.3%	4.9%	99.9%

12/31/2011	$10,289	$22,873	$28,647	$23,632	$7,687	$162	$93,290
	11.0%	24.5%	30.7%	25.3%	8.3%	0.2%	100.1%

As part of our OREO management process, we age or track the time that these properties are held for sale.  The table above shows that, in total, where 66.2% of our OREO at December 31, 2011, had been held for less than one year, that percentage dropped to 35.1% at September 30, 2012.  When properties are tracked as being held for one to three years, the percentage of total OREO in that age class rose to 60.0% at September 30, 2012, up from 33.6% at December 31, 2011.  While the amount held for more than three years is smaller than other aging categories, a similar trend was found in properties held in OREO for more than three years (4.9% of September 30, 2012, total from 0.2% of December 31, 2011, total).

Noninterest Income

Noninterest income increased $1.8 million, or 21.6%, to $10.3 million during the third quarter of 2012 compared to $8.5 million during the same period in 2011.  For the first nine months of 2012, noninterest income increased by $4.4 million, or 16.2%, to $31.2 million compared to $26.8 million for the same period in 2011.  Trust income decreased by $168,000, or 10.1%, and by $553,000, or 10.7%, for the third quarter and first nine months of 2012, respectively.  The Company’s reduction in trust revenues, for both the quarter and nine month year over year periods, was largely caused by three key client departures and lower levels of new business development.  Service charge income from deposit accounts decreased for both the quarter and first nine months of 2012, primarily due to decreases in volume of overdraft fees and commercial checking service charges.  Total mortgage banking income in the third quarter of 2012, including net gain on sales of mortgage loans, secondary market fees, and servicing income, was $2.7 million, an increase of $1.4 million from the third quarter of 2011.  Mortgage banking income for the first nine months of the year also increased by $3.9 million, or 93.9%, from the 2011 level, reflecting continued strong demand for mortgage loans through the first nine months of 2012 as interest rates remained at historically low levels.

Realized gains on securities totaled $513,000 in the third quarter and $1.3 million in the first nine months of 2012 as the securities portfolio was revised to reduce levels of mortgage backed securities with inherent prepayment risk.  Sales of asset-backed securities backed by student loans substantively guaranteed by the U. S. Department of Education were also conducted in the third quarter to reduce concentration level.  Gains in 2012 compared to losses of $63,000 in the third quarter of 2011 and gains of $588,000 in the first nine months of 2011.  Bank owned life insurance (“BOLI”) income increased $192,000, or 82.4% and $116,000, or 10.3% in the third quarter and first nine months of 2012, respectively, over the same periods in 2011.  Debit card interchange income increased for both the third quarter and first nine months of 2012 as the volume of consumer card activity continued to increase when compared to 2011.  Lease revenue received from OREO properties, which partially offsets OREO expenses included in noninterest expense, decreased $220,000 in the third quarter of this year when compared to 2011 third quarter but increased $393,000 in the first nine months of 2012 compared to the same period in 2011.  Net gains on disposition of OREO properties decreased by $277,000, to $20,000 in the third quarter of 2012, and by $535,000, to $398,000 in the first nine months of 2012 as property sales slowed in a still stressed market and price realized upon sale in that market closely approximated our fair value carrying cost.  Other noninterest income increased $455,000, or 40.0%, for the third quarter and by $213,000, or 5.3%, for the first nine months of 2012 largely due to sale of a lightly used bank premises property in the third quarter.

Noninterest Expense

Noninterest expense was $24.9 million during the third quarter of 2012, an increase of $2.0 million, from $22.8 million in the third quarter of 2011.  Noninterest expense totaled $71.9 million during the first nine months of 2012, an increase of $173,000, or 0.2%, from $71.8 million in the first nine months of 2011.  The increase in salaries and benefits expense was $978,000, or 12.2%, and $1.3 million, or 5.3%, when comparing the third quarter and first nine months of 2012, respectively, to the same periods in 2011.  The increase in salaries and benefits expense resulted primarily from an increase in salary expense as we hired loan officers and accrued incentive compensation approved by the Board of Directors for 2012 but not in place for 2011.  The 2012 incentive compensation plan covers officers throughout the Company.  The number of full time equivalent employees was 479 at the third quarter of 2012 and 2011.

Federal Deposit Insurance Corporation (“FDIC”) costs decreased $3,000, or 0.3%, and $826,000, or 21.3%, for the third quarter and first nine months of 2012, respectively, as compared to the prior year.  The methodology for the assessment calculation changed effective with the third quarter of 2011.  The revised assessment approach applies to an adjusted average asset base rather than insured deposits, which contributed to the lower Bank assessment.  In addition, the reduction in assets inherent in management’s balance sheet strategy has also resulted in lower FDIC premiums.

General bank insurance increased $6,000 and $42,000 for the third quarter and first nine months of 2012 when compared to the same periods in 2011 reflecting this year’s insurance renewal programs.  Advertising expense increased by $89,000, or 28.6%, and $251,000, or 34.3%, in the third quarter and first nine months of 2012, respectively, when compared to the same periods in 2011.  Legal fees decreased $164,000 and $692,000 in a quarterly and year to date comparison as a result of a management program to control rates charged by law firms providing services and were primarily related to loan workouts.

OREO expense increased $1.2 million in the third quarter and $1.4 million in the first nine months of 2012 compared to the same periods in 2011.  The increase for both the quarterly and year to date periods was primarily due to increases in valuation expense of $1.8 million and $2.9 million, respectively.  This increase was partially offset by decreased expenses incurred in administering OREO property taxes and insurance, which had decreases of $671,000 and $2.0 million for the third quarter and first nine months of 2012, respectively, due to some relief in property tax levies.  Other noninterest expense increased $165,000, or 5.5%, from $3.0 million in the third quarter of 2011 to $3.2 million in the same period of 2012.  Other expense decreased $390,000, or 4.1%, from $9.6 million in the first nine months of 2011 to $9.2 million in the same period of 2012.

Income Taxes

The Company did not record an income tax benefit for the first nine months of 2012, despite a $1.6 million pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets which was first established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, at September 30, 2012, the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  The Company’s effective tax rate for the first nine months ending September 30, 2012, and 2011 was 0%.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010, to reflect this judgment.  A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities decreased to $1.8 million at September 30, 2012, from $2.6 million at December 31, 2011.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Plan and Tax Benefits Preservation Plan (“the Rights Plan”).  The Rights Plan amends the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  For a description of the Rights Plan, please refer to the Company’s Form 8 – A, filed September 13, 2002.

Financial Condition

Total assets decreased $38.0 million, or 2.0%, from December 31, 2011, to close at $1.90 billion as of September 30, 2012.  Loans decreased by $160.7 million, or 11.7%, as management continued to emphasize capital management and credit quality, and overall demand from qualified borrowers remained weak.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO decreased $5.2 million, or 5.6% at September 30, 2012.  Available-for-sale securities increased by $104.8 million for the first nine months ended September 30, 2012.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 was $8.9 million at acquisition as compared to $3.8 million as of September 30, 2012.  Management performed an annual review of the core deposit intangible assets as of November 30, 2011.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of September 30, 2012.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.21 billion as of September 30, 2012, a decrease of $160.7 million from $1.37 billion as of December 31, 2011.  The decrease was primarily attributable to the continued declining demand from qualified borrowers, but also included loan charge-offs, net of recoveries, of $18.0 million in the first nine months of 2012.  See the Provision for Loan Loss and Other Troubled Loans sections in the Management Discussion and Analysis of Financial Condition for additional detail on the Allowance for Loan Losses for the period of December 31, 2011, through September 30, 2012.  The largest changes by loan type included decreases in commercial real estate, real estate construction and residential real estate loans of $82.8 million, $22.8 million and $40.4 million, or 11.8%, 32.0% and 8.5%, respectively.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect our business regions in particular and financial markets generally.  Real estate related activity, including valuations and transactions, continues to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 91.6% of the portfolio as of September 30, 2012, compared to 91.5% of the portfolio as of December 31, 2011.  The Company continues to oversee and manage its loan portfolio to avoid unnecessarily high credit concentrations in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio should reflect these plans and policies.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.  Commercial loans decreased $16.7 million, or 17.0%, while consumer loans decreased only $622,000, or 16.4%, respectively, from December 31, 2011, to September 30, 2012.  Almost all of these decreases were attributable to decreased demand from qualified borrowers.

Securities

Securities available-for-sale totaled $412.3 million as of September 30, 2012, an increase of $104.8 million, or 34.1%, from $307.6 million as of December 31, 2011.  Management utilized otherwise available liquid funds to accomplish this increase.  The largest category increases were in collateralized mortgage-

backed and asset-backed securities.  Collateralized mortgage-backed and asset-backed securities increased $71.3 million and $106.7 million, respectively, during the first nine months of 2012.

The Company’s portfolio of mortgage-backed securities with single-family residential collateral has been reduced.  Management expects that the historically low interest rate environment may prompt increased repayment activity on these securities.

Purchase activity in 2012 has involved variable–rate bonds backed by student loans that were at least 97% guaranteed by the U. S. Department of Education.  At April 30, 2012, 15.1% of the portfolio was in these types of securities.  This percentage rose to 20.7% at May 31, 2012, 34.3% at June 30, 2012 but dropped to 30.9% at September 30, 2012.

Other 2012 purchases include mortgage-backed securities and collateralized mortgage obligations backed by multi-family residential loans.  Management anticipates lower prepayment risk with the specific securities purchased.

The net unrealized losses, net of deferred tax benefit, in the portfolio decreased by $1.1 million from $3.7 million as of December 31, 2011, to $2.6 million as of September 30, 2012.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits decreased $43.8 million, or 2.5%, during the nine months ended September 30, 2012, to close at $1.70 billion.  The deposit segments that increased in this period were noninterest bearing demand, savings, and money markets, which increased by $19.1 million, $14.6 million and $33.1 million, or 5.3%, 7.4% and 11.5%, respectively.  At the same time, NOW accounts decreased by $10.7 million, or 3.9%.  Time deposits decreased $99.9 million or 16.2% due to management’s pricing strategy discouraging customers with a single service relationship at the Bank.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.13% in the first nine months of 2011, to 0.76%, or 37 basis points, in the same period of 2012.  Similarly, the average total cost of interest bearing liabilities decreased 30 basis points from 1.39% in the first nine months of 2011 to 1.09% in the first nine months of 2012.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility began in January 2008 and was originally composed of a $30.5 million senior debt facility and $500,000 in term debt (collectively the “Senior Debt”), as well as $45.0 million of subordinated debt (the “Subordinated Debt”).  The Subordinated Debt and the term debt portion of the Senior Debt mature on March 31, 2018.  The interest rate on the Senior Debt facility resets quarterly, and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2011 and September 30, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the Senior Debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2012, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant relating to the Senior Debt the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  In November 2009, the lender provided notice to the Company that it was invoking the default rate.  This action by the lender resulted in nominal additional interest expense as it only applies to the $500,000 of outstanding senior term debt.

The Company increased its securities sold under repurchase agreements $837,000 from December 31, 2011.  These balances increased in response to a modest level of customer requests for pledged security on new deposits.

Capital

As of September 30, 2012, total stockholders’ equity was $70.7 million, which was a decrease of $3.3 million, or 4.4%, from $74.0 million as of December 31, 2011.  This decrease was primarily attributable to the net loss from operations in the first quarter of 2012.  As of September 30, 2012, the Company’s regulatory ratios of total capital to risk weighted assets and Tier 1 capital to risk weighted assets  increased to 12.90%, and 6.45%, while the Tier 1 leverage decreased to 4.88%, compared to 12.38%, 6.21%, and 4.98%, respectively, at December 31, 2011.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at September 30, 2012.  The same capital ratios at the Bank were 14.06%, 12.79%, and 9.66%, respectively, at September 30, 2012, compared to 12.97%, 11.70%, and 9.34%, at December 31, 2011.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the Consent Order.

Earlier this year, the federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk – weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.  The comment period on the proposed rules expired on October 22, 2012.  Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position and will continue to monitor developments with respect to the proposed rules.  Various banking associations and industry groups have provided comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

In July 2011, the Company also entered into a Written Agreement with the FRB designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the FRB, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the FRB .  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the Consent Order.

As announced and implemented in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (collectively the “Trust Preferred Securities”).  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their Trust Preferred Securities.  The total accumulated interest on the Trust Preferred Securities including compounded interest from July 1, 2010, on the deferred payments totaled $10.5 million at September 30, 2012.

Under the terms of the junior subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods on the Trust Preferred Securities without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock.  Under the terms of the Series B Preferred Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  The Company has suspended quarterly cash dividends on its Series B Preferred Stock, issued to the Treasury in connection with the Company’s participation in the TARP Capital Purchase Program as well as suspending dividends on its outstanding common stock.  The dividend payments on the Series E Preferred Stock have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated Series B Preferred Stock dividends declared and accrued totaled $8.1 million at September 30, 2012, and are reflected as a reduction to capital even though not paid.  In January 2012, the Treasury appointed an observer to the Company’s board of directors.  The observer concluded responsibilities under the appointment with the October 2012 Board meeting.  We expect a new director appointed by the Treasury to join the board after approval is formally received from our other regulatory agencies.

The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while TARP Preferred Stock dividends are in arrears.  Pursuant to the terms of our regulatory agreements, the Company must seek regulatory approval prior to resuming payments on its subordinated debt and Series B Preferred Stock.

In addition to the above regulatory ratios, the non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk-weighted assets also decreased to (0.25)% and (0.17)%, respectively, at September 30, 2012, as compared to (0.08)% and (0.05)%, respectively, at December 31, 2011.  Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of September 30,		December 31,
	2012	2011	2011
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$70,741	$78,278	$74,002
Tier 1 adjustments:
Trust preferred securities	24,432	27,128	25,901
Cumulative other comprehensive loss	2,556	3,107	3,702
Disallowed intangible assets	(3,813)	(4,814)	(4,678)
Disallowed deferred tax assets	-	(2,175)	(2,592)
Other	(360)	(360)	(349)
Tier 1 capital	$93,556	$101,164	$95,986

Total capital
Tier 1 capital	$93,556	$101,164	$95,986
Tier 2 additions:
Allowable portion of allowance for loan losses	18,399	20,288	19,736
Additional trust preferred securities disallowed for tier 1 captial	32,193	29,497	30,724
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	95,592	94,785	95,460
Allowable Tier 2	93,556	94,785	95,460
Other Tier 2 capital components	(6)	(7)	(7)
Total capital	$187,106	$195,942	$191,439

Tangible common equity
Total stockholders’ equity	$70,741	$78,278	$74,002
Less: Preferred equity	71,611	70,622	70,863
Intangible assets	3,813	4,814	4,678
Tangible common equity	$(4,683)	$2,842	$(1,539)

Tier 1 common equity
Tangible common equity	$(4,683)	$2,842	$(1,539)
Tier 1 adjustments:
Cumulative other comprehensive loss	2,556	3,107	3,702
Other	(360)	(2,535)	(2,941)
Tier 1 common equity	$(2,487)	$3,414	$(778)

Tangible assets
Total assets	$1,903,400	$1,940,704	$1,941,418
Less:
Intangible assets	3,813	4,814	4,678
Tangible assets	$1,899,587	$1,935,890	$1,936,740

Total risk-weighted assets
On balance sheet	$1,409,071	$1,533,543	$1,511,815
Off balance sheet	40,958	49,902	34,824
Total risk-weighted assets	$1,450,029	$1,583,445	$1,546,639

Average assets
Total average assets for leverage	$1,918,388	$1,952,565	$1,925,953

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

	(unaudited)		(unaudited)
	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Core earnings
Pretax earnings (loss)	$120	$(1,390)	$(1,596)	$(3,497)
Excluding impact of:
Other real estate owned, net of income	5,685	3,996	14,659	13,148
Provision for loan losses	-	3,000	6,284	7,500
Litigation related income	-	-	-	-
Core Earnings	$5,805	$5,606	$19,347	$17,151

Earnings per core diluted share
Average diluted number of shares	14,210,928	14,217,216	14,206,017	14,222,392
Core diluted earnings per share	$0.41	$0.39	$1.36	$1.21

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

Net cash inflows from operating activities were $28.7 million during the first nine months of 2012, compared with net cash inflows of $20.7 million in the same period in 2011.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first nine months of 2012 and 2011.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for the first nine months of 2012 compared to a source of outflow for the first nine months of 2011.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $35.7 million in the first nine months of 2012, compared to $169.0 million in the same period in 2011.  In 2012, securities transactions accounted for net outflows of $102.2 million, and net principal received on loans accounted for net inflows of $115.7 million.  Proceeds from sales of OREO accounted for $20.9 million and $29.7 million in investing cash inflows for the first nine months of 2012 and 2011, respectively.  Investing cash outflows for investment in OREO were $646,000 in the first nine months of 2012 as compared to $2.6 million in the same period in 2011.

Net cash outflows from financing activities in the first nine months of 2012 and 2011 were $43.1 million and $179.8 million, respectively.  Net deposit outflows in the first nine months of 2012 were $43.8 million compared to net deposit outflows of $180.5 million in the first nine months of 2011.  Changes in securities sold under repurchase agreements accounted for $837,000 and $613,000 in net inflows, respectively, in the first nine months of 2012 and 2011.

Beginning in late 2010, the Bank entered into an advantageous program to place customer funds with correspondent institutions.    Placing these funds at the correspondent institutions provided benefits both to the Bank and to the Bank’s customers.  The correspondent programs provided customers with a beneficial interest rate on their deposit as well as a share of a fee paid to the Bank.  The Bank retained a share of the fee and was able to continue important public entity and business relationships at a time when the Bank’s profitability and reputation were under heightened stress.

Over the course of 2011, balances in these programs were $54.8 million, $129.3 million, $145.4 million, and $110.9 million at March 31, June 30, September 30, and December 31, respectively.  Balance changes over this time reflect both customer activity and use of this program by the Bank for balance sheet deleveraging while maintaining strong liquidity in a historically low rate environment.  At June 30, 2012, and September 30, 2012, the recorded balances under this program were $92.9 million and $101.8 million, respectively, again reflecting customer activity and Bank balance sheet deleveraging programs.

Under the terms of the Consent Order (discussed in Note 11 of the Notes to Consolidated Financial Statements), the Bank has agreed to reaffirm its liquidity risk management program.  Management has a well defined liquidity management program reflecting sound liquidity risk supervision through the Company’s Asset and Liability Committee (“ALCO”) process and Board review.  Important elements of the program cover base operating liquidity, a liquid asset cushion, contingency funding strategies to address liquidity shortfalls in emergency situations and periodic stress testing.  This program also covers liquidity management for the Company.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from September 30, 2012, and December 31, 2011, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that have occurred during the first nine months of 2012, management sees no value in interest rate scenarios that represent declines of 0.5% or more.  Consequently, for 2012 periods, net interest income sensitivity is currently only calculated for interest rate increases.  Compared to December 31, 2011, the Company had slightly less earnings gains if interest rates should rise.  This was largely due to minor balance sheet changes that occurred during the quarter, along with model assumption changes to reflect the Company’s belief that rates on non-maturity deposits might be more responsive to increases in market interest rates.  Federal Funds rates and the Bank’s prime rate were stable throughout the third quarter of 2012, at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2%, -1% and -0.5% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates

	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
September 30, 2012
Dollar change	N/A	N/A	N/A	$986	$2,138	$4,458
Percent change	N/A	N/A	N/A	+2.0%	+4.3%	+9.1%

December 31, 2011
Dollar change	N/A	N/A	$(1,172)	$1,196	$2,327	$4,628
Percent change	N/A	N/A	-2.0%	+2.1%	+4.0%	+8.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K.  In addition to the risk factors described in that section, there are other factors, including rules jointly proposed by the federal bank agencies to implement Basel III that may impact any public company, including ours, and which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

401(k) Litigation

On February 17, 2011, a former employee filed a class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of the Company and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under ERISA.  The court subsequently granted plaintiff’s motion to certify a class.  The complaint seeks equitable and unquantified monetary relief.  The Company believes that it, its affiliates, and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters, and, with assistance from outside counsel, the Company will evaluate any additional steps to be taken to successfully conclude this dispute.

As of September 30, 2012, the parties have engaged in two mediations in an effort to settle the case; however, those mediations did not result in settlement of the case.  The parties are currently deciding whether to engage in a third mediation.  If mediation is not successful, the parties will conclude discovery and try the case.  In addition, the Company and its co-defendants also filed a motion to dismiss the second amended complaint as a matter of law.  On November 2, 2012, the court issued an opinion denying the motion to dismiss.  The Company, along with its co-defendants, will now prepare and file an answer and affirmative defenses to the second amended complaint.

The Company has insurance for the claim.  If there is liability to plaintiffs, the amount of the liability could exceed the amount of the Company’s insurance coverage.  While plaintiffs have not yet identified a damages expert to formally quantify their claim, plaintiffs’ counsel has advised the Company that plaintiffs believe their damages could exceed the amount of the Company’s insurance by a substantial amount.

Other Matters

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

N/A

Item 5.           Other Information

None

Item 6.  Exhibits

Exhibits:

4.1                            Amended and Restated Rights Agreement and Tax Benefits Preservation Plan between Old Second Bancorp, Inc. and Old Second National Bank, as Rights Agent, including exhibits dated September 12, 2012 incorporated herein by reference to Exhibit 4.1 of the for 8-K filed by Old Second Bancorp, Inc. with the Securities and Exchange Commission on September 13, 2012.

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

101                       Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012, and September 30, 2011; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012, and September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, and September 30, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 14, 2012