Form 10-K
period 2012-12-31
OLD SECOND BANCORP INC
filed 2013-03-20
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.3 million.  The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, was 14,120,918 at March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

OLD SECOND BANCORP, INC.

Form 10-K

PART I

Item 1.  Business

General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of Delaware on September 8, 1981.  It is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”).  The Company’s office is located at 37 South River Street, Aurora, Illinois 60507.

The Company conducts a full service community banking and trust business through its wholly owned subsidiaries, which together with the Registrant are referred to as the “Company”:

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

•                  Station IV, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in February 2011 but not activated until September 2012, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  Station V, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in December 2012 but not yet activated, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  Station VI, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in December 2012 but not yet activated, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  Station VII, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in December 2012 but not yet activated, to hold additional property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with a borrower.

•                  River Street Advisors, LLC, a wholly-owned subsidiary of Old Second National Bank, which was formed in May 2010 to provide investment advisory/management services.

Inter-company transactions and balances are eliminated in consolidation.  The Company provides financial services through its 27 banking locations that are located throughout the Chicago metropolitan area.  These locations included retail offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois as of December 31, 2012.  The Company expanded its franchise from long standing offices in the western suburbs into Cook County and traditionally growing southern Chicago suburbs with an acquisition in February 2008.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses include the customary consumer and commercial products and services that banks provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler’s checks, money orders, cashier’s checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as Internet banking and corporate cash management products including remote deposit capture, mobile deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox accounts, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts.  Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory and real estate lending.  Installment lending includes direct and indirect loans to consumers and commercial customers.  Additionally, the Bank provides a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  The Bank also originates residential mortgages, offering a wide range of mortgage products including conventional, government, and jumbo loans.  Secondary marketing of those mortgages is also handled at the Bank.

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the Company’s management in deciding how to allocate resources and assess performance.  Public companies are required to report certain financial information about operating segments.  The Company’s management evaluates the operations of the Company as one operating segment, i.e. community banking.  As a result, disclosure of separate segment information is not required.  The Company offers the products and services described above to its external customers as part of its customary banking business.

Market Area

The Bank is the principal operating subsidiary of the Company.  The Bank’s primary market area is Aurora, Illinois, and its surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  Aurora is strategically situated on U.S. Interstate 88 and is centrally located near our banking offices in Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  Based upon the most recent 2010 U.S. census estimates, these 6 counties together represent a market of more than 2.4 million people.  Likewise, the City of Aurora has a reported population of 197,899 residents per 2010 U.S. census data.  Aurora is the second largest city in the State of Illinois and is located primarily in Kane County but also areas of DuPage, Will and Kendall counties.  Aurora has also experienced heavy growth as its population increased approximately 38% from the 2000 to 2010, according to U.S. census data.

Lending Activities

In 2009, the Company received an investment from the U.S. Department of Treasury (the “Treasury”) through the TARP Capital Purchase Program (the “CPP”).  While the Company remains committed to using these funds to enable the Bank to continue to make loans to qualified borrowers in its market area, to date management of capital and continuing improvement in asset quality has been paramount ahead of loan growth .  The Bank continued throughout 2012 to emphasize management of capital and asset quality over generating loan growth.  In addition, management intends to reduce its portfolio concentrations in real estate in keeping with the requirements of the Consent Order between the Bank and the Office of the Comptroller of the Currency (the “OCC”) as described in the “Supervision and Regulation” section and provided in Note 15 “Regulatory & Capital Matters” to the Consolidated Financial Statements.  In 2012, the Bank originated approximately $451.2 million in loans, which included residential mortgage loans of just over $303.6 million that were subsequently sold to investors.

General.  The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2012, residential mortgages made up approximately 36% of the Bank’s loan portfolio, commercial real estate loans comprised approximately 50%, construction lending comprised approximately 4%, general commercial loans comprised approximately 8%, and consumer and other lending comprised less than 2%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides, or his property is located, in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of its credit services throughout its market area, including low- and moderate-income areas.

Commercial Loans.  As noted above, the Bank is an active commercial lender, primarily located west and south of the Chicago metropolitan area and active in other parts of the Chicago and Aurora metropolitan areas.  The Bank’s areas of emphasis include loans to wholesalers, manufacturers, business services companies, professionals, and retailers.  The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are generally for one year and have floating rates.  Commercial term loans range principally from one to eight years with the majority falling in the one to five year range.  Interest rates are primarily fixed although some have interest rates that change based on the prime rate or LIBOR.  While management would like to continue to diversify the loan portfolio, overall demand for working capital and equipment financing continued to be muted in our primary market area in 2012.  Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentrations in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2012, approximately $288.2 million, or 49.7%, of the total commercial real estate loan portfolio of $580.0 million was to owner occupied borrowers.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  With the exception of owner-occupied, multi-family apartments and select investor properties (including medical related) the Bank is not focused on initiating new commercial real estate loans at this time.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks through staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with the borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  The Bank is not actively seeking construction loans at this time, with the exception of existing borrowers whose businesses are expanding.  Construction lending is very limited in the current economic environment, as such loans in this category decreased from $71.4 million at December 31, 2011 to $42.2 million at December 31, 2012.  The Bank uses underwriting and construction loan guidelines to determine whether to issue loans to reputable contractors.  Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to our local market area.  Lending decisions have been based on the appraised value of the property as determined by an independent appraiser, an analysis of the potential marketability and profitability of the project and identification of a cash flow source to service the permanent loan or verification of a refinancing source.  Construction loans generally have terms of up to 12 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Construction development loans involve additional risks and the Bank is not actively seeking any new development loans at this time because of the ongoing economic environment.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This generally involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and loan advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should the shift in local demand for housing that occurred in conjunction with recent economic conditions become permanent.  The Bank addresses these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending.

Activity in this sector slowed considerably with the downward economic trends in real estate and other markets that the Company and the U.S. economy have experienced since 2008.  Very few construction loans were made in 2011 and 2012 compared to years prior to 2009 due to the unfavorable economic environment for new home sales.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  The Bank periodically retains servicing rights for sold mortgages.  The periodic retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.  Home equity lending has continued to slow in the past year but is still a significant portion of the Bank’s business.

Consumer Loans.  The Bank also provides many types of consumer loans including motor vehicle, home improvement, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.

Competition

The Company’s market area is highly competitive, and the Bank’s lines of business and activities require us to compete with many other companies.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora’s surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Aurora area or actively compete for customers within the Company’s market area.  The Bank also faces competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, United States Government securities, money market funds, loan production offices and other providers of financial services.  Many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company.  Such non-bank competitors may, as a result, have certain advantages over us in providing some services.

The Bank competes for loans principally through the range and quality of the client service and responsiveness to client needs that it provides in addition to competing on interest rates and loan fees.  Management believes that its long-standing presence in the community and personal one-on-one service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers.  The Bank actively solicits deposit-related clients and competes for deposits by offering personal attention, competitive interest rates, and professional services made available through practiced bankers and multiple delivery channels that fit the needs of its market.

The Bank is subject to vigorous competition from other financial institutions in the market.  The Bank operated 27 branches in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage, and

southwestern Cook County as of December 31, 2012.  As of June 30, 2012, the Bank was the deposit market leader in Kane and Kendall counties where it has a concentrated number of branches.  In Kane and Kendall counties, the Bank faced competition from over 216 bank branches representing 43 different FDIC financial institutions per June 30, 2011 Federal Deposit Insurance Corporation (“FDIC”) share of deposit data.  The Bank’s branches in the remaining counties in which it operates face many of these same competitors as well as competition from other non-FDIC insured credit unions and financial service firms.  Competition for residential mortgage lending also includes a number of mortgage brokerage operations as well as traditional banks, thrifts and credit unions.  The Bank’s wealth management division includes traditional trust services as well as investment advisory, brokerage, and employee benefit administration services.  This diverse array of products and services allows us to compete against other larger banks as well as specialized brokerage companies.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services without having a physical presence in our market.

Employees

At December 31, 2012, the Company employed 481 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company’s employees are covered by a collective bargaining agreement with the Company.

Internet

The Company maintains a corporate web site at http://www.oldsecond.com.  The Company makes available free of charge on or through its web site the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the web site.  The Company’s reports, proxy and informational statements and other information regarding the Company are available free of charge on the SEC’s website (www.sec.gov).  The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Executive Vice President and Chief Financial Officer, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), FDIC and the newly-created Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory, or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  In addition, substantial turmoil in the credit markets in past years prompted the enactment of unprecedented legislation that has allowed the Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

In addition, the Company and the Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

The Company is subject to various regulatory capital requirements administered by the federal banking regulators noted above.  Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Company must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.  Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.

Company and Bank Required Capital Levels.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions.

A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets.  Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•                  a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•                  a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank’s allowance for loan and lease losses.

The capital standards described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.  The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

As of December 31, 2012, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  However, as discussed under “— The Bank — Enforcement Actions,” the Bank has agreed with the OCC to maintain certain heightened regulatory capital ratios.  As of December 31, 2012, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

Basel III.  The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•                  a new required ratio of minimum common equity equal to 4.5% of risk-weighted assets,

•                  an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of risk-weighted assets, and

•                  a continuation of the current minimum required amount of total capital at 8% of risk-weighted assets.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years.  The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the federal banking regulators (the OCC, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States.  The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework.  The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and the Bank.  The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC’s prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final.  For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind.  Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.  For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%.  Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%.  There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”).  The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects.  There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms’ securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.

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

Enforcement Action.  On July 22, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (the “Reserve Bank”).  Under the terms of the Written Agreement, the Company is required to, among other things: (i) fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) obtain the written approval of the Reserve Bank (and in certain cases, the Federal Reserve) prior to the declaration or payment of any dividends, the acceptance of dividends or any other form of capital distribution from the Bank, and the payment of principal, interest, or other sums on subordinated debentures or trust preferred securities; (iii) obtain the written approval of the Reserve Bank prior to incurring, increasing, or guaranteeing any debt, or repurchasing or redeeming any stock; (iv) develop, submit to the Reserve Bank, and implement a capital plan, and notify the Reserve Bank if any of the Company’s quarterly capital ratios fall below the minimum ratios set forth in the approved capital plan, along with a written plan to increase any applicable capital ratio to or above the approved minimum level; and (v) for each calendar year that the Written Agreement is in effect, submit to the Reserve Bank annual cash flow projections.  The Company is also required to submit certain reports to the Reserve Bank with respect to the foregoing requirements.  The Company believes that it is in compliance with the provisions of the Written Agreement.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States.  In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies.  Events in the U.S. and global financial markets in 2008 and 2009, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in the Compensation Discussion and Analysis section in the Company’s proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on January 16, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 73,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and (ii) a warrant to purchase 815,339 shares of the Company’s common stock for an aggregate purchase price of $73.0 million in cash.  The Company’s federal regulators, as well as the Treasury’s Office of the Inspector General, maintain significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

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

As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit the payment of dividends by banks and bank holding companies.

By virtue of express restrictions set forth in the Written Agreement, the Company may not pay any dividend unless it complies with certain provisions of the Written Agreement and receives a prior written determination of no supervisory objection from the Federal Reserve.

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

Enforcement Action.  On May 16, 2011, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the OCC.  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

Under the terms of the Consent Order, the Bank is required to, among other things: (i) adopt and adhere to a three-year written strategic plan that establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in nonperforming assets and its product development; (ii) adopt and maintain a capital plan; (iii) by September 30, 2011, achieve and thereafter maintain a total risk-based capital ratio of at least 11.25% and a Tier 1 capital ratio of at least 8.75%; (iv) seek approval of the OCC prior to paying any dividends on its capital stock; (v) develop a program to reduce the Bank’s credit risk; (vi) obtain or update appraisals on certain loans secured by real estate; (vii) implement processes to ensure that real estate valuations conform to applicable standards; (viii) take certain actions related to credit and collateral exceptions; (ix) reaffirm the Bank’s liquidity risk management program; and (x) appoint a compliance committee of the Bank’s Board of Directors to help ensure the Bank’s compliance with the Consent Order.  The Bank is also required to submit certain reports to the OCC with respect to the foregoing requirements and the Bank’s Board of Directors has appointed a compliance committee to monitor and coordinate the Bank’s performance under the Consent Order.  The Bank believes that it is in compliance with the provisions of the Consent Order.

Because the Bank is deemed to be in “troubled condition” by virtue of the Consent Order, it also is required to: (i) obtain the prior approval of the OCC for the appointment of new directors and the hiring or promotion of senior executive officers; and (ii) comply with restrictions on severance payments and indemnification payments to institution-affiliated parties.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target.  Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program ended on December 31, 2012.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on

December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0064%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2012, the Bank paid supervisory assessments to the OCC totaling $787,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital,” as well as “—Enforcement Actions.”

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable OCC guidelines as of December 31, 2012.

By virtue of express restrictions set forth in the Consent Order, however, the Bank may not pay any dividend unless it complies with certain provisions of the Consent Order and receives a prior written determination of no supervisory objection from the OCC.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion.  However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

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

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts):  For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank was in compliance with the requirements for 2012 and is in compliance with the 2013 requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business.  Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws.  The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over providers with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Ability-to-Repay Requirement and Qualified Mortgage Rule.  The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans.  The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages.  Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation.  Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended.  As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan.  Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.0% of the total loan amount.  Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.  These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation.  In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications.  Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the U.S. Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the U.S. Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.  We cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2012, 2011 and 2010

	2012			2011			2010
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$48,820	$119	0.24%	$92,830	$230	0.24%	$64,894	$156	0.24%
Federal funds sold	—	—	—	533	1	0.19	2,009	3	0.15
Securities:
Taxable	395,225	7,212	1.82	161,986	3,989	2.46	154,485	4,766	3.09
Non-taxable (tax equivalent)	10,350	640	6.18	13,220	749	5.67	45,435	2,761	6.08
Total securities	405,575	7,852	1.94	175,206	4,738	2.70	199,920	7,527	3.77
Dividends from FRB and FHLB stock	12,294	305	2.48	13,963	290	2.08	13,467	251	1.86
Loans and loans held-for-sale (1)	1,270,162	67,110	5.20	1,535,054	80,513	5.17	1,909,064	99,791	5.16
Total interest earning assets	1,736,851	75,386	4.28	1,817,586	85,772	4.66	2,189,354	107,728	4.86
Cash and due from banks	26,197	—	—	27,402	—	—	37,670	—	—
Allowance for loan losses	(45,047)	—	—	(69,471)	—	—	(74,487)	—	—
Other noninterest-bearing assets	232,624	—	—	239,947	—	—	273,819	—	—
Total assets	$1,950,625			$2,015,464			$2,426,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$274,299	$270	0.10	$264,470	$422	0.16	$402,954	$1,125	0.28
Money market accounts	314,363	576	0.18	295,212	835	0.28	356,627	2,243	0.63
Savings accounts	211,632	216	0.10	191,857	322	0.17	185,175	699	0.38
Time deposits	552,489	8,809	1.59	701,189	14,478	2.06	840,647	18,795	2.24
Total interest bearing deposits	1,352,783	9,871	0.73	1,452,728	16,057	1.11	1,785,403	22,862	1.28
Securities sold under repurchase agreements	4,826	2	0.04	1,957	1	0.05	14,883	28	0.19
Other short-term borrowings	12,268	17	0.14	2,742	—	—	5,095	18	0.35
Junior subordinated debentures	58,378	4,925	8.44	58,378	4,577	7.84	58,378	4,309	7.38
Subordinated debt	45,000	903	1.97	45,000	822	1.80	45,000	838	1.84
Notes payable and other borrowings	500	17	3.34	500	16	3.16	500	13	2.56
Total interest bearing liabilities	1,473,755	15,735	1.07	1,561,305	21,473	1.37	1,909,259	28,068	1.47
Noninterest bearing deposits	377,624	—	—	354,196	—	—	322,480	—	—
Accrued interest and other liabilities	27,285	—	—	20,238	—	—	18,767	—	—
Stockholders’ equity	71,961	—	—	79,725	—	—	175,850	—	—
Total liabilities and stockholders’ equity	$1,950,625			$2,015,464			$2,426,356
Net interest income (tax equivalent)		$59,651			$64,299			$79,660
Net interest income (tax equivalent) to total earning assets			3.43%			3.54%			3.64%
Interest bearing liabilities to earnings assets	84.85%			85.90%			87.21%

(1)  Interest income from loans is shown tax equivalent as discussed below and includes fees of $2,111, $2,194 and $2,546 for 2012, 2011 and 2010, respectively.

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

	Effect of Tax Equivalent Adjustment
	2012	2011	2010
Interest income (GAAP)	$75,081	$85,423	$106,681
Taxable equivalent adjustment - loans	81	87	81
Taxable equivalent adjustment - securities	224	262	966
Interest income (TE)	75,386	85,772	107,728
Less: interest expense (GAAP)	15,735	21,473	28,068
Net interest income (TE)	$59,651	$64,299	$79,660
Net interest income (GAAP)	$59,346	$63,950	$78,613
Net interest income to total interest earning assets	3.42%	3.52%	3.59%
Net interest income to total interest earning assets (TE)	3.43%	3.54%	3.64%

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

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2012 Compared to 2011			2011 Compared to 2010
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$(107)	$(4)	$(111)	$69	$5	$74
Federal funds sold	—	(1)	(1)	(3)	1	(2)
Securities:
Taxable	3,930	(707)	3,223	246	(1,023)	(777)
Tax-exempt	(188)	79	(109)	(1,837)	(175)	(2,012)
Dividends from FRB and FHLB Stock	(24)	39	15	10	29	39
Loans and loans held-for-sale	(13,771)	368	(13,403)	(19,618)	340	(19,278)
TOTAL EARNING ASSETS	(10,160)	(226)	(10,386)	(21,133)	(823)	(21,956)

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	16	(168)	(152)	(313)	(390)	(703)
Money market accounts	58	(317)	(259)	(336)	(1,072)	(1,408)
Savings accounts	38	(144)	(106)	26	(403)	(377)
Time deposits	(2,733)	(2,936)	(5,669)	(2,955)	(1,362)	(4,317)
Securities sold under repurchase agreements	1	—	1	(15)	(12)	(27)
Other short-term borrowings	—	17	17	(6)	(12)	(18)
Junior subordinated debentures	—	348	348	—	268	268
Subordinated debt	—	81	81	—	(16)	(16)
Notes payable and other borrowings	—	1	1	—	3	3
INTEREST BEARING LIABILITIES	(2,620)	(3,118)	(5,738)	(3,599)	(2,996)	(6,595)
NET INTEREST INCOME	$(7,540)	$2,892	$(4,648)	$(17,534)	$2,173	$(15,361)

II.                                   Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31, of each year indicated:

SECURITIES PORTFOLIO COMPOSITION

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury	$1,500	$1,507	$1,501	$1,524	$1,501	$1,521
U.S. government agencies	49,848	49,850	43,112	43,398	37,810	37,426
U.S. government agency mortgage-backed	127,716	128,738	152,473	154,007	75,257	76,731
States and political subdivisions	14,639	15,855	12,152	13,809	17,538	17,854
Corporate bonds	36,355	36,886	32,357	31,389	—	—
Collateralized mortgage obligations	168,795	169,600	25,616	25,122	3,817	3,996
Asset-backed securities	165,347	167,493	28,755	28,341	—	—
Collateralized debt obligations	17,941	9,957	17,892	9,974	17,869	11,073
Equity securities	—	—	—	—	49	46
	$582,141	$579,886	$313,858	$307,564	$153,841	$148,647

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the FHLB, which are not backed by the full faith and credit of the U.S. government.

SECURITIES AVAILABLE FOR SALE MATURITY AND YIELDS

The following table presents the expected maturities or call dates and weighted average yield (non tax equivalent) of securities by major category as of December 31, 2012:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury	$1,507	1.34%	$—	—	$—	—	$—	—	$1,507	1.34%
U.S. government agencies	—	—	8,061	1.06%	12,315	2.15%	29,474	3.48%	49,850	2.76%
States and political subdivisions	483	4.41%	2,343	4.59%	8,262	3.94%	4,767	4.40%	15,855	4.20%
Corporate bonds	3,001	1.57%	19,444	1.99%	14,441	3.07%	—	—	36,886	2.38%
	4,991	1.77%	29,848	1.93%	35,018	2.92%	34,241	3.61%	104,098	2.81%
Mortgage-backed securities and collateralized mortgage obligations									298,338	1.77%
Asset-backed securities									167,493	1.30%
Collateralized debt obligations									9,957	1.75%
	$4,991	1.77%	$29,848	1.93%	$35,018	2.92%	$34,241	3.61%	$579,886	1.82%

As of December 31, 2012, net unrealized losses of $2,255,000, offset by deferred income taxes of $928,000, resulted in a decrease in equity capital of $1,327,000.  As of December 31, 2011, net unrealized losses of $6,294,000, offset by deferred income taxes of $2,592,000, resulted in a decrease in equity capital of $3,702,000.  At December 31, 2012, the fair value of the collateralized debt obligations issued by Trapeza CDO XIII, Ltd. and held by the Company totaled $10.0 million and, were greater than 10% of stockholders’ equity.  Additional detailed information related to these securities is provided in Part II, Item 8, Financial Statements and Supplementary Data —Note 3 of the Notes to the Consolidated Financial Statements.

III.                              Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31, for the years indicated:

	2012	2011	2010	2009	2008
Commercial	$87,136	$98,241	$173,718	$206,779	$243,272
Real estate - commercial	579,687	704,415	821,101	925,013	928,747
Real estate - construction	42,167	70,919	129,601	273,719	373,371
Real estate - residential	414,141	477,196	556,609	642,335	700,595
Consumer	3,414	4,172	5,587	10,447	19,972
Overdraft	994	457	739	830	761
Lease Financing Receivables	6,060	2,087	2,774	3,703	4,396
Other	16,451	11,498	N/A	N/A	N/A
Gross loans	1,150,050	1,368,985	1,690,129	2,062,826	2,271,114
Allowance for loan losses	(38,597)	(51,997)	(76,308)	(64,540)	(41,271)
Loans, net	$1,111,453	$1,316,988	$1,613,821	$1,998,286	$2,229,843

The above loan totals include net unearned and deferred loan fees and costs.

Maturity and Rate Sensitivity Of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2012:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$38,927	$16,082	$23,391	$6,187	$2,549	$87,136
Real estate - commercial	200,087	238,020	45,923	66,927	28,730	579,687
Real estate - construction	16,651	20,715	1,750	933	2,118	42,167
Real estate - residential	62,969	57,922	69,047	34,251	189,952	414,141
Consumer	973	803	1,302	15	321	3,414
Overdraft	994	—	—	—	—	994
Lease financing receivables	—	5,883	—	177	—	6,060
Other	7,306	8,012	1,133	—	—	16,451
Total	$327,907	$347,437	$142,546	$108,490	$223,670	$1,150,050

The above loan table includes net unearned and deferred loans fees and costs, column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 90.1% and 91.5% of the portfolio at December 31, 2012, and 2011, respectively.  The Company had no concentration of loans exceeding 10% of total loans, which were not otherwise disclosed as a category of loans at December 31, 2012.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2012	2011	2010	2009	2008
Nonaccrual loans	$77,519	$126,786	$212,225	$174,978	$106,510
Troubled debt restructured loans accruing interest	4,987	11,839	15,637	14,171	—
Loans past due 90 days or more and still accruing interest	89	318	1,013	561	2,119
Total nonperforming loans	82,595	138,943	228,875	189,710	108,629
Other real estate owned	72,423	93,290	75,613	40,200	15,212
Receivable from foreclosed loan participation	—	—	—	1,505	—
Receivable from swap terminations	—	—	3,520	—	—
Total nonperforming assets	$155,018	$232,233	$308,008	$231,415	$123,841

OREO as % of nonperforming assets	46.7%	40.2%	24.5%	17.4%	12.3%

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $813,000 and $1,784,000 was recorded and collected during 2012 and 2011, respectively, on loans that subsequently went to nonaccrual status at year-end.  Interest income, which would have been recognized during 2012 and 2011, had these loans been on an accrual basis throughout the year, was approximately $6,488,000 and $10,555,000, respectively.  As of December 31, 2012, and 2011, there were $5,441,000 and $5,351,000 respectively in restructured residential mortgage loans that were still accruing interest based upon their prior performance history.  Additionally, the nonaccrual loans above include $11,505,000 and $16,189,000 in restructured loans for the period ending December 31, 2012, and 2011, respectively.

IV.                               Summary of Loan Loss Experience

Analysis of Allowance For Loan Losses

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2012	2011	2010	2009	2008
Average total loans (exclusive of loans held-for-sale)	$1,263,172	$1,527,311	$1,900,604	$2,206,189	$2,181,675

Allowance at beginning of year	51,997	76,308	64,540	41,271	16,835
Addition resulting from acquisition	—	—	—	—	3,039
Charge-offs:
Commercial	344	366	2,247	3,493	115
Real estate - commercial	13,508	19,576	29,665	4,148	1,277
Real estate - construction	4,969	10,430	39,321	60,173	6,146
Real estate - residential	8,406	10,229	13,216	6,238	1,420
Consumer and other loans	638	568	560	926	426
Total charge-offs	27,865	41,169	85,009	74,978	9,384
Recoveries:
Commercial	115	173	320	22	202
Real estate - commercial	3,576	3,947	900	—	4
Real estate - construction	3,420	1,262	3,674	1,123	16
Real estate - residential	583	1,807	1,799	47	—
Consumer and other loans	487	782	416	340	244
Total recoveries	8,181	7,971	7,109	1,532	466
Net charge-offs	19,684	33,198	77,900	73,446	8,918
Provision for loan losses	6,284	8,887	89,668	96,715	30,315
Allowance at end of year	$38,597	$51,997	$76,308	$64,540	$41,271

Net charge-offs to average loans	1.56%	2.17%	4.10%	3.33%	0.41%
Allowance at year end to average loans	3.06%	3.40%	4.01%	2.93%	1.89%

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

Allocation of the Allowance For Loan Losses

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance, at December 31, of the years indicated:

	2012		2011		2010		2009		2008
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$4,517	7.6%	$5,070	7.2%	$6,764	10.3%	$4,547	10.0%	$2,912	10.7%
Real estate - commercial	20,100	50.4%	30,770	51.5%	42,242	48.5%	24,598	44.8%	13,741	40.9%
Real estate - construction	3,837	3.7%	7,937	5.2%	18,344	7.7%	29,895	13.3%	20,546	16.5%
Real estate - residential	4,535	36.0%	6,335	34.9%	6,999	33.0%	3,770	31.2%	2,365	30.8%
Consumer	1,178	0.3%	884	0.3%	880	0.3%	703	0.5%	557	0.9%
Lease financing receivables	—	0.1%	—	0.1%	—	0.2%	—	0.2%	50	0.2%
Unallocated	4,430	1.9%	1,001	0.8%	1,079	—	1,027	—	1,100	—
Total	$38,597	100.0%	$51,997	100.0%	$76,308	100.0%	$64,540	100.0%	$41,271	100.0%

The allowance for loan losses is a valuation allowance for loan losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, federal regulatory authorities, as part of the examination process, periodically review the allowance for loan losses.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses

Potential Problem Loans

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled board of directors meetings of the Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as Substandard include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  The Company’s loan policy definition of a problem loan is described in the Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, under specific allocations.  Assets classified as Doubtful have all the weaknesses inherent as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

Management’s determination as to the classification of assets and the amount of estimated valuation allowances is subject to review by the OCC, the Bank’s primary regulator, which can also order the establishment of additional specific or general loss allowances.  There can be no assurance that regulators, in reviewing the loan portfolio, will not require us to materially adjust our allowance for loan losses.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly, makes changes as needed, and reports those results at meetings of our Audit Committee.  However, there can be no assurance that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

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

V.                                    Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31, 2012:

3 months or less	$20,701
Over 3 months through 6 months	15,594
Over 6 months through 12 months	52,609
Over 12 months	103,044
$191,948

VI.                               Return on Equity and Assets

The following table presents selected financial ratios as of December 31, for the years indicated:

	2012	2011
Return on average total assets	0.00%	(0.32)%
Return on average equity	(0.10)%	(8.15)%
Average equity to average assets	3.69%	3.96%
Dividend payout ratio	0.00%	0.00%

VII.                          Short-Term Borrowings

There were no categories of short-term borrowings having an average balance greater than 30% of stockholders’ equity of the Company at the end of the year.

Item 1.A.  Risk Factors

RISK FACTORS

The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company’s securities, you should carefully consider the risks and uncertainties as described below, together with all of the information included herein. The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known or currently deemed immaterial also may have a material adverse effect on the Company’s results of operations and financial condition. If any of the following risks actually occur, the Company’s results of operations and financial condition could suffer, possibly materially. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Earnings Risk

The Company has incurred a net loss in the past and cannot ensure further losses will not be incurred.

The Company incurred a net loss of $72,000 for 2012 and $6.5 million for 2011, as well as a net loss of $108.6 million for 2010.  In light of the persistent challenging economic environment and continuing depressed real estate markets, we cannot ensure we will not incur future losses.  Any future losses may affect our ability to meet our expenses or raise additional capital, and may delay the time in which we can resume dividend payments on our common and preferred stock as well as distributions on our trust preferred securities.  Furthermore, any future losses would likely cause a decline in our holding company regulatory capital ratios, which could materially and adversely affect our financial condition, liquidity and results of operations.

If we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank must meet minimum regulatory capital requirements and maintain sufficient liquidity.  We also face significant capital and other regulatory requirements as a financial institution and a participant in the CPP.  Our ability to raise additional capital, when and if needed, will depend on conditions in the economy and capital markets, and a number of other factors—including investor perceptions regarding the Company, banking industry and market condition, and governmental activities—many of which are outside our control, and on our financial condition and performance.  Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us.  If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations could be materially and adversely affected.

Specifically, pursuant to the May 2011 Consent Order with the OCC, the Bank agreed to maintain a Tier 1 leverage ratio of at least 8.75% and a total risk-based capital ratio of at least 11.25%.  The Bank was in compliance with the heightened capital requirements required by the OCC as of December 31, 2012.  However, if the Bank fails to be in full compliance with the agreed-upon capital ratios in the future, the OCC may take additional regulatory enforcement actions.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2012, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and our nonperforming assets (which include nonperforming loans plus other real estate owned (“OREO”))  are reflected in the table below (in millions):

	12/31/2012	12/31/2011	% Change
Nonperforming loans	$82.6	$138.9	(40.5)%
OREO	72.4	93.3	(22.4)%
Nonperforming assets	$155.0	$232.2	(33.2)%

Our nonperforming assets adversely affect our net income in various ways.  For example, we do not record interest income on nonaccrual loans and OREO has expenses in excess of lease revenues collected, thereby adversely affecting our income and returns on assets and equity.  Our loan administration costs also increase because of our nonperforming assets.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  While we have made progress, there is no assurance that we will not experience further increases in nonperforming loans in the future, or that our nonperforming assets will not result in further losses in the future.

Interest Rate and Credit Risks

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it incurs on deposits and borrowings. Such changes could also affect the Company’s ability to originate loans and obtain deposits as well as the average duration of the Company’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to lending risks.

There are inherent risks associated with the Company’s lending activities. Underwriting and documentation controls cannot mitigate all credit risk, especially those outside the Company’s control. These risks include the impact of changes in interest rates and changes in the economic conditions in the markets in which the Company operates as well as those across the United States.  Increases in interest rates and/or continuing weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans.

The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Company.

An increase in non-performing loans could result in a net loss of earnings, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Our loan portfolio is concentrated heavily in residential and commercial real estate loans, including construction loans, which involve risks specific to real estate values and the real estate markets in general, all of which have been experiencing significant weakness.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we are in areas that saw rapid growth between 2000 and 2007, real estate lending of all types is a significant portion of our loan portfolio with total real estate lending at $1.04 billion, or approximately 90.1% of our December 31, 2012 loan portfolio.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

The effects of ongoing real estate challenges, combined with the ongoing correction in commercial and residential real estate market prices and reduced levels of home sales, have adversely affected our real estate loan portfolio and have the potential to further adversely affect such portfolio in several ways, each of which could further adversely impact our operating results and/or financial condition.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company’s operating performance.

Many of the Company’s non-performing real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the successful operation of the property securing the loan. For collateral-dependent loans, the Company estimates the value of the loan based on appraised value of the underlying collateral less costs to sell. The Company’s OREO portfolio consists of properties acquired through foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.  OREO is recorded at the lower of the recorded investment in the loans for which the property served as collateral or estimated fair value, less estimated selling costs.

In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed.  Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

The Company’s allowance for loan losses may be insufficient to absorb potential losses in our loan portfolio.

The Company maintains an allowance for loan losses (“allowance”) at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for December 31, 2012 included an amount reserved for other not specifically identified risk factors.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

The Company may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions.  This information could include financial statements, credit reports, and other financial information.  The Company may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Funding Risks

The Company could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Loss of customer deposits could increase the Company’s funding costs.

The Company relies on bank deposits to be a low cost and stable source of funding. The Company competes with banks and other financial services companies for deposits. If the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s financial condition and results of operations.

The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act.  As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers.  If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease.  This could have a material adverse effect on us.  Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

Operational Risks

Our business is concentrated in and dependent upon the welfare of several counties in Illinois and the State of Illinois.

Our primary market area is Aurora, Illinois, and surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook Counties in Illinois, and, as a result, our financial condition, results of operations and cash flows are subject to changes and fluctuations in the economic conditions in those areas.  We have developed a strong presence in the counties we serve, with particular concentration in Aurora, Illinois, and surrounding communities.

The communities that we serve grew rapidly over the past decade, and we intend to continue concentrating our business efforts in these communities.  Our future success is largely dependent upon the overall economic health of these communities.  However, since late 2007, the United States economy has generally experienced difficult economic conditions.  Weak economic conditions are characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity.  All of those factors are generally detrimental to our business.  If the overall economic conditions fail to significantly improve or decline further, particularly within our primary market areas, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures.  Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

The Company and its subsidiaries are subject to changes in accounting principles, policies, or guidelines.

The Company’s financial performance is impacted by accounting principles, policies, and guidelines.  Some of these policies require the use of estimates and assumptions that may affect the value of the Company’s assets or liabilities and financial results. Some of the Company’s accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  If such estimates or assumptions underlying the Company’s financial statements are incorrect, it may experience material losses.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of the Company’s external financial statements.  These changes are beyond the Company’s control, can be difficult to predict, and could materially impact how the Company reports its results of operations and financial condition.

Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur.  The implementation of such changes could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s loan underwriting and monitoring process, internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Loss of key employees may disrupt relationships with certain customers.

The Company’s business is primarily relationship-driven in that many of its key employees have extensive customer relationships.  Loss of key employees with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor.  While the Company believes its relationships with its key personnel are strong, it cannot guarantee that all of its key personnel will remain with the organization.  Loss of such key personnel, should they enter into an employment relationship with one of the Company’s competitors, could result in the loss of some of its customers, which could have a negative impact on the company’s business, financial condition, and results of operations.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber incident (such as unauthorized access to the Company’s systems).  Cyber incidents can result from deliberate attacks or unintentional events including (i) gaining unauthorized access to automated systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) causing denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information.  The occurrence of operational interruption or a deficiency in the cyber security of the Company’s technology systems (internal or outsourced) could negatively impact the Company’s financial condition or results of operations.

The Company is dependent upon outside third parties for processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions.  In some cases, the Company has contracted with third parties to run its proprietary software on behalf of the Company.  These systems include, but are not limited to, general ledger, payroll, wealth management record keeping, and securities portfolio management.  While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and institutes its own user controls, the Company must rely on the continued maintenance of these many controls by the outside party, including safeguards over the security of customer data.  In addition, the Company maintains backups of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  Such disruption or breach of security may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s estimate of fair values for its investments may not be realizable if it were to sell these securities today.

The Company’s available-for-sale securities are carried at fair value.  Accounting standards require the Company to categorize these securities according to a fair value hierarchy.  As of December 31, 2012, 0.3% percent of the Company’s available-for-sale securities were categorized in Level 1 of the fair value hierarchy (meaning that the fair values were based on quoted market prices).  Approximately, 98.0% of the Company’s available-for-sale securities were categorized in Level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar instruments or other observable inputs).  The remaining securities were categorized as Level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment).

The determination of fair value for securities categorized in Level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market.  The market disruptions in recent years made the valuation process even more difficult and subjective.

External Risks

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Our competitors primarily include national and regional banks as well as community banks within the markets we serve.  The Company also faces competition from savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative and regulatory changes.  Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer the wide spectrum of financial services to many customer segments.  Many large scale competitors can leverage economies of scale and be able to offer better pricing for products and services compared to what the Company can offer.

The Company’s ability to compete successfully depends on developing, maintaining, and building long-term customer relationships, offering community banking services with features and pricing in line with customer interests, consistently achieving outstanding levels of customer service as well as adapting to many and frequent change in banking as well as local or regional economies.  Failure to excel in these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability. These weaknesses could have a significant negative impact on the

Company’s business, financial condition, and results of operations.

Legal/Compliance Risks

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination.  Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than stockholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things.

As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us.  Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned “Supervision and Regulation” in Item 1.  These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world.  Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective federal bank regulatory agencies.  The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released.  Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019.  However, on November 9, 2012, the U.S. federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III was indefinitely delayed.  If and when implemented in the United States, Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.  Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us.  Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

The policies of the Federal Reserve also have a significant impact on us.  Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.

The Company and its subsidiaries may not be able to realize the benefit of deferred tax assets.

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carrybacks or carryforwards to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.  The Company’s fully reserved deferred tax asset may not be recoverable with resulting adverse impact on the Company’s capital and potentially capital ratios.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Any financial liability or reputational damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse impact on its financial condition and results of operations.

The Company is a defendant in a variety of litigation and other actions.

Currently, there are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business.  While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management believes that any liabilities arising from pending legal matters would have a material adverse effect on the Bank or on the consolidated financial statements of the Company.  However, if actual results differ from management’s expectations, it could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Risks Associated with the Company’s Common Stock

The trading volume in the Company’s Common Stock is less than that of other larger financial services institutions.

Although the Company’s Common Stock is listed for trading on the Nasdaq Stock Market Exchange, the trading volume in its Common Stock may be less than that of other, larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Common Stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control.  During any period of lower trading volume of the Company’s Common Stock, significant sales of shares of the Company’s Common Stock, or the expectation of these sales could cause the Company’s Common Stock price to fall.

The Company has not established a minimum dividend payment level, and it cannot ensure its ability to pay dividends in the future.

Our July 2011 Written Agreement with the Federal Reserve includes restrictions on the Company’s payment of dividends on our common stock.

In addition, the Federal Reserve has issued Federal Reserve Supervision and Regulation Letter SR-09-4, which requires bank holding companies to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.  Under this regulation, if the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends.  In this event, there can be no assurance that the Company’s regulators will approve the payment of such dividends.

We have deferred interest payments on our junior subordinated debentures and dividends on the Series B Preferred Stock, and the failure to resume payments may adversely affect the Company and the stockholders.

In the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (collectively, the “Trust Preferred Securities”).  Because of the deferral on the junior subordinated debentures, the trusts have deferred regularly scheduled dividends on the Trust Preferred Securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $11.7 million at December 31, 2012.

The Company has also suspended quarterly cash dividends on its Series B Preferred Stock, issued to the U.S. Treasury in connection with the Company’s participation in the TARP Capital Purchase Program.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue.  The dividends have been deferred since November 15, 2010, and the accumulated Series B Preferred Stock dividends totaled $9.1 million at December 31, 2012.

The Company is allowed to defer payments of interest for 20 quarterly periods on the junior subordinated debentures without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock.  In February, 2012, the Company did not pay the required dividend to Treasury for the sixth time and as a result, the Treasury has the right to appoint two representatives to the Company’s board of directors.  The Treasury appointed a representative to our board of directors during the fourth quarter of 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while Series B Preferred Stock dividends are in arrears.

The holders of our debt have rights that are senior to those of our stockholders.

We currently have a $45.5 million credit facility with a correspondent lender, which includes $45.0 million of subordinated debt and $500,000 in term debt.  As of December 31, 2012, the entire $45.5 million of principal was outstanding.  The term debt and subordinated debt mature on March 31, 2018.  The senior debt is secured by all of the capital stock of the Bank.  At December 31, 2012, the Company continued to be out of compliance with two of the financial covenants contained within the credit agreement, which constitutes an event of default.  In addition, as of December 31, 2012, we also had $58.4 million in junior subordinated debentures related to the Trust Preferred Securities.  Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent the trusts have funds available for such obligations.

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

In January 2009, we issued and sold 73,000 shares of our Series B Preferred Stock, which ranks senior to our common stock in the payment of dividends and on liquidation, to the Treasury (together with the warrant to acquire 815,339 shares of our common stock) for $73.0 million.  During the first quarter of 2013, Treasury sold substantially all of Series B Preferred Stock to third party investors and certain of our directors in a public auction.  It is anticipated that after the close of the initial auction that Treasury will sell the remaining shares of Series B Preferred Stock in a subsequent auction , which is expected to close by the end of first quarter 2013 or early in second quarter 2013.  In the event of our bankruptcy, dissolution, or liquidation, the holders of the Series B Preferred Stock will receive distributions of our available assets prior to the holders of our common stock but after the holders of our senior debt, subordinated debt and junior subordinated debentures.

Holders of our Series B Preferred Stock have certain voting rights that may adversely affect our common stock holders, and the holders of the Series B Preferred Stock may have interests different from our common shareholders.

As a consequence of our missing the sixth dividend payment on our Series B Preferred Stock, the Treasury had the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid.  The Treasury exercised its right and appointed one director to the Company’s board of directors during the fourth quarter of 2012.  In addition to holding a seat on our board, the holders of the Series B Preferred Stock have limited voting rights, except as required by law.

For as long as shares of the Series B Preferred Stock are outstanding, in addition to any other vote or consent of the shareholders required by law or our articles of incorporation, the vote or consent of holders of at least 66 2/3% of the shares of the Series B Preferred Stock outstanding is required for any authorization or issuance of shares ranking senior to the Series B Preferred Stock; any amendments to the rights of the Series B Preferred Stock so as to adversely affect the rights, privileges, or voting power of the Series B Preferred Stock; or initiation and completion of any merger, share exchange or similar transaction unless the shares of Series B Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series B Preferred Stock remaining outstanding or such preference securities have the rights, preferences, privileges and voting power of the Series B Preferred Stock.

The holders of our Series B Preferred Stock, including the Treasury, and the director representing the Series B Preferred Stock, may have different interests from the holders of our common stock, and could vote to block the forgoing transactions, even when considered desirable by, or in the best interests of the holders of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We conduct our business at 27 retail banking center locations.  We own 25 of our banking center facilities.  The two leasehold facilities are leased through March 2015 and August 2016.  All of our branches have ATMs, and we have 41 additional ATMs at other locations throughout northeastern Illinois.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2012.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2012, was $47.0 million.

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

555 Redwood Drive, Aurora, Illinois

200 West John Street, North Aurora, Illinois

1350 North Farnsworth Avenue, Aurora, Illinois

Cross Street and State Route 47, Sugar Grove, Illinois

801 South Kirk Road, Saint Charles, Illinois

1230 North Orchard Road, Aurora, Illinois

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

Will County

850 Essington Road, Joliet, Illinois

20201 South Lagrange Road, Frankfort, Illinois

951 East Lincoln Highway, New Lennox, Illinois

(1) Leased facility

Item 3.         Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint seeks equitable and as-of-yet unquantified monetary relief.  Though the Company believes that it, its affiliates, and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters, without conceding liability, the named defendants have negotiated a settlement in principle with the plaintiffs.  On February 26, 2013, the plaintiffs requested the court’s preliminary approval of the parties’ settlement agreement.  The Company and its legal counsel expect that the settlement agreement will be approved, and that the plaintiffs will therefore dismiss the litigation with a release of all claims.  If approved, the settlement agreement will not have a material adverse effect on the financial statements of the Bank or on the consolidated financial position of the Company because the entire settlement amount will be paid by the Company’s insurers.

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

Not applicable

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Old Second Bancorp, Inc. and Subsidiaries

Corporate Information

Corporate Office

37 River Street

Aurora, Illinois 60506-4172

(630) 892-0202

www.oldsecond.com

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2012, the Company had approximately 985 stockholders of record of its common stock.  The following table sets forth the range of prices during each quarter for 2012 and 2011.

	2012			2011
	High	Low	Dividend	High	Low	Dividend

First quarter	$1.98	$1.16	$0.00	$1.84	$0.83	$0.00
Second quarter	1.93	1.15	0.00	1.52	0.85	0.00
Third quarter	1.75	1.28	0.00	1.83	0.90	0.00
Fourth quarter	1.65	1.10	0.00	1.50	1.01	0.00

The Company incorporates by reference the information contained Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital”.

The Company also incorporates by reference the information contained under the “Notes to Consolidated Financial Statements Note 19: Regulatory & Capital Matters”.

The Company paid no dividends in 2011 or 2012 as set forth in the table above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business — Supervision and Regulation — The Company — Dividend Payments” and “Business — Supervision and Regulation — The Bank — Dividend Payments” for a more detailed description of these limitations.

As of December 31, 2012, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  We have the right to defer interest payments on the junior subordinated debentures, which were approximately $4.9 million in the year ended December 31, 2012, for a period of up to 20 consecutive quarters, and we elected to begin such a deferral period in August 2010.  All deferred interest must be paid before we may pay dividends on our capital stock.  Therefore, we will not be able to pay dividends on our common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred interest as of December 31, 2012, was $11.7 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Preferred Stock.  In August 2010, the Company also announced the payment deferral of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay the Treasury all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  A new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  During the first quarter of 2013, Treasury included the Company’s Series B Preferred Stock in an auction to third parties and Treasury sold substantially all of the Series B Preferred Stock to third party investors and certain of our directors.  It is anticipated that after the close of the initial auction that Treasury will sell the remaining shares of Series B Preferred Stock in a subsequent auction, which is expected to close either at the end of first quarter or early in second quarter of 2013.  For more information on the appointment of the new director please see the Company’s Form 8-K dated November 20, 2012.  The total amount of such deferred Series B Preferred Stock dividends as of December 31, 2012 was $9.1 million.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Executive Administrative Department

37 River Street

Aurora, Illinois 60506-4172

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2007 and ending December 31, 2012, a comparison of cumulative total returns for the Company, the NASDAQ Bank Index and the S&P 500.  The information assumes that $100 was invested at the closing price at December 31, 2007 in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Old Second Bancorp, Inc.	100.00	44.96	27.12	6.72	5.14	4.82
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

Stock Repurchases

There were purchases of 51,939 shares made by or on behalf of the Company of shares of its common stock during the year ended December 31, 2012 primarily for the payment of taxes relating to the vesting of stock awards.

Item 6.         Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2012	2011	2010	2009	2008
Balance sheet items at year-end
Total assets	$2,045,799	$1,941,418	$2,123,921	$2,596,657	$2,984,605
Total earning assets	1,834,995	1,751,662	1,933,296	2,359,740	2,720,142
Average assets	1,950,625	2,015,464	2,426,356	2,813,221	2,920,591
Loans, gross	1,150,050	1,368,985	1,690,129	2,062,826	2,271,114
Allowance for loan losses	38,597	51,997	76,308	64,540	41,271
Deposits	1,717,219	1,740,781	1,908,528	2,206,277	2,387,128
Securities sold under agreement to repurchase	17,875	901	2,018	18,374	46,345
Federal funds purchased	—	—	—	—	28,900
Other short-term borrowings	100,000	—	4,141	54,998	169,383
Junior subordinated debentures	58,378	58,378	58,378	58,378	58,378
Subordinated debt	45,000	45,000	45,000	45,000	45,000
Note payable	500	500	500	500	23,184
Stockholders’ equity	72,552	74,002	83,958	197,208	193,096

Results of operations for the year ended
Interest and dividend income	75,081	85,423	106,681	132,650	157,927
Interest expense	15,735	21,473	28,068	45,513	68,413
Net interest and dividend income	59,346	63,950	78,613	87,137	89,514
Provision for loan losses	6,284	8,887	89,668	96,715	30,315
Noninterest income	42,914	36,008	44,910	43,047	35,260
Noninterest expense	96,048	97,569	100,636	144,630	80,312
(Loss) income before taxes	(72)	(6,498)	(66,781)	(111,161)	14,147
Provision (benefit) for income taxes	—	—	41,868	(45,573)	2,323
Net (loss) income	(72)	(6,498)	(108,649)	(65,588)	11,824
Preferred stock dividends and accretion	4,987	4,730	4,538	4,281	—
Net (loss) income available to common stockholders	$(5,059)	$(11,228)	$(113,187)	$(69,869)	$11,824

Loan quality ratios
Allowance for loan losses to total loans at end of year	3.36%	3.80%	4.51%	3.13%	1.82%
Provision for loan losses to total loans	0.55%	0.65%	5.31%	4.69%	1.33%
Net loans charged off to average total loans	1.56%	2.17%	4.10%	3.33%	0.41%
Nonaccrual loans to total loans at the end of year	6.74%	9.26%	12.56%	8.48%	4.69%
Nonperforming assets to total assets at end of year	7.58%	11.96%	14.50%	8.91%	4.15%
Allowance for loan losses to nonaccrual loans	49.79%	41.01%	35.96%	36.88%	38.75%

Per share data
Basic (loss) earnings	$(0.36)	$(0.79)	$(8.03)	$(5.04)	$0.87
Diluted (loss) earnings	(0.36)	(0.79)	(8.03)	(5.04)	0.86
Dividends declared	—	—	0.02	0.10	0.63
Common book value per share	0.05	0.22	1.01	9.27	14.04

Weighted average diluted shares outstanding	14,207,252	14,220,822	14,104,228	13,912,916	13,689,214
Weighted average basic shares outstanding	14,074,188	14,019,920	13,918,309	13,815,965	13,584,381
Shares outstanding at year-end	14,084,328	14,034,991	13,911,475	13,823,917	13,755,884

The following represents unaudited quarterly financial information for the periods indicated:

	2012				2011
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$17,562	$18,333	$19,736	$19,450	$19,972	$21,045	$21,980	$22,426
Interest expense	3,645	3,698	4,046	4,346	4,955	5,123	5,506	5,889
Net interest income	13,917	14,635	15,690	15,104	15,017	15,922	16,474	16,537
Provision for loan losses	—	—	200	6,084	1,387	3,000	500	4,000
Securities gains (losses)	269	513	692	101	43	(63)	512	139
Income (Loss) before taxes	1,524	120	1,252	(2,968)	(3,001)	(1,390)	1,013	(3,120)
Net income (loss)	1,524	120	1,252	(2,968)	(3,001)	(1,390)	1,013	(3,120)
Basic earnings (loss) per share	0.02	(0.08)	0.00	(0.30)	(0.30)	(0.18)	(0.01)	(0.30)
Diluted earnings (loss) per share	0.02	(0.08)	0.00	(0.30)	(0.30)	(0.18)	(0.01)	(0.30)
Dividends paid per share	—	—	—	—	—	—	—	—

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Old Second Bancorp, Inc. and Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2012, and 2011 and financial condition at December 31, 2012, and 2011.  This discussion should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

The Company provides a wide range of financial services through its twenty-seven banking locations located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  These banking centers offer access to a full menu of traditional retail and commercial banking services including treasury management operations as well as corporate and personal trust services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  Emphasis is placed upon relationships with individual customers as well as small to medium-sized companies throughout our market area.  The Company’s market area include a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provide a stable core deposit base.  The Company also has extensive wealth management services, which now include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

Although the precipitous rate of valuation decline in certain real estate assets appeared to have slowed generally in the latter part of 2010, overall economic sluggishness including continued high levels of unemployment continued to result in declines in the values of real estate and associated asset types during the reporting period that ended December 31, 2012, particularly in the Company’s market area.  The availability of ready local markets for real estate remained limited and continued to affect the ability of many borrowers to pay on their obligations.  The Company’s pre-tax losses for December 31, 2012, and 2011 were $72,000 and $6.5 million, respectively.

The Company recorded income tax expense totaling $41.9 million in 2010 as it established a valuation reserve on substantially all of its deferred tax assets.  In 2011 and 2012, management determined that realization of the deferred tax asset was not “more likely than not” and maintained a full valuation allowance on net deferred tax assets.  Considerations in making this tax valuation estimate included forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  In each subsequent accounting period, the Company’s management has reevaluated current conditions to consider support for a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.  A discussion related to realizability of tax benefits and related items is included in our results of operations that follows as well as in Notes 1 and 11 of the consolidated financial statements included in this annual report.

In 2012, the Bank continued to reposition its balance sheet to reduce asset quality risk, maintain its capital ratios, and liquidity and improve asset quality.  The Company deferred dividends and distributions related to its capital instruments and continued to take steps to cut operating expenses.  The deferral of interest payments and dividends related to capital instruments are discussed in Notes 10 and 15 to the financial statements in this report.  Management has emphasized continuing its open dialogue with customers, employees, stakeholders and regulators.  A discussion of regulatory matters including the compliance of the Bank with the Consent Order is detailed in the “Supervisory and Regulation” section of Item 1 at this Form 10-K and in Note 15 to the consolidated financial statements included in this report.  The Bank continued to work to address key asset quality and liquidity issues throughout 2012.  At the same time, the Bank expanded upon its core competencies by broadening the platform of services offered in the wealth management unit by adding investment advisory/management services and continued with a high level of profit contribution from the mortgage origination unit despite difficulties in the larger economy and underlying real estate markets.

The Company’s primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and the Company’s primary lending products are commercial mortgages, construction lending, commercial loans, residential mortgages and consumer loans.  Major portions of the Company’s loans are secured by various forms of collateral including real estate, business assets, and consumer property while borrower cash flow is the primary source of repayment at the time of loan origination.

For 2012, the Company recorded a net loss of $72,000, or $0.36 per diluted share, which compares with net loss of $6.5 million or $0.79 diluted loss per share in 2011.  The basic loss per share was $0.36 in 2012 and $0.79 in 2011.  The Company recorded a $6.3 million provision for loan losses in 2012, compared to $8.9 million in 2011 a decrease of $2.6 million.  The Company did not record a provision in the third or fourth quarter of 2012.  Net charge-offs were $19.7 million during 2012, including $1.7 million in the fourth quarter.  Net charge-offs were $33.2 million in 2011, which included $9.2 million in the fourth quarter.  The net loss available to common stockholders was $5.1 million and $11.2 million for the years ended December 31, 2012, and December 31, 2011.

Net interest and dividend income decreased $4.6 million, or 7.2%, from $64.0 million for the year ended 2011 to $59.3 million for the year ended 2012.  Average earning assets decreased $80.7 million, or 4.4%, from $1.82 billion in 2011 to $1.74 billion in 2012, as management continued to focus on asset quality and capital management.  Average loans, including loans held for sale during the year, decreased $264.9 million, in part, from a continued low level of qualified borrower demand within the Company’s market areas, combined with charge-off activity.  Average interest bearing liabilities decreased $87.6 million, or 5.6%, from $1.56 billion in 2011 to $1.47 billion in 2012, as the need for funding decreased with the reduction in assets.

Application of critical accounting policies

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Management has determined that the Company’s accounting policies with respect to the allowance for loan losses is an accounting area requiring subjective or complex judgments very important to the Company’s financial position and results of operations.  Therefore, the allowance policy is one of the Company’s most critical accounting policies.  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the amount of estimated losses on pools of homogeneous loans are based on historical loss experience, consideration of current economic trends and conditions, as well as estimated collateral valuations, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.  The allowance for loan losses is a valuation allowance for loan losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using an assessment of various risk factors including, but not limited to, past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations, estimated collateral values, volume trends in delinquencies, nonaccruals, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value of underlying collateral, if the loan is collateral dependent.  Impaired loans at December 31, 2012, and 2011, were $89.0 million and $138.6 million, respectively.  In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section that follows.

The Company recognizes expense for federal and state income taxes currently payable as well as deferred federal and state taxes, estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company maintained net deferred tax assets for deductible temporary differences, the largest of which related to the allowance for loan losses.  For income tax return purposes as it relates to lending activities, only net charge-offs are deductible, not the provision for loan losses.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not “more likely than not” that some or all of the deferred tax asset will be realized.  That determination is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the Company’s deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence included a cumulative loss and negative general business and economic trends.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance to reflect this judgment.  Management believed internal projections and positive evidence was not sufficient under generally accepted accounting principles to overcome the negative evidence present at December 31 in both 2011 and 2012.  This was based, in part, upon the lack of certainty of future projections to support the deferred tax assets from an accounting standpoint and based upon that guidance a valuation reserve was needed.  This determination was based, largely, on the negative evidence of a cumulative loss caused primarily by the loan loss provisions made during the last four years.  In addition, general uncertainty surrounding future economic and business conditions increased the likelihood of volatility in future earnings.  Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

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

Income tax returns are also subject to audit by the Internal Revenue Service (“IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  The Company believes it has adequately accrued for all probable income taxes payable.  Starting January 4, 2012, the Company was under examination with the IRS for the Company’s Federal income tax filing for the year 2010.  Starting February 21, 2013, the Company was under examination with the IRS for the Company’s Federal income tax filing for the year 2011.  Also, the Company was under examination by the State of Illinois for the tax years 2008 and 2009.  Years that remain subject to examination are years 2010 and 2011 for Illinois.

Another of the Company’s critical accounting policies relates to the fair value measurement of various nonfinancial and financial instruments including investment securities, valuation of OREO, derivative instruments and the expanded fair value measurement disclosures that are related to Accounting Standards Codification (“ASC”) 820-10 in detail in Notes 1 and 17 to the consolidated financial statements included in this annual report.

Results of operations

Net interest income

Net interest and dividend income decreased $4.6 million from $64.0 million for the year ended December 31, 2011, to $59.3 million for the year ended December 31, 2012.  Average earning assets decreased $80.7 million, or 4.4%, during 2012 to $1.74 billion as of December 31, 2012, as management continued to emphasize asset quality and funded new loan originations continued to be limited.  The $264.9 million decrease in year to date average loans and loans held-for-sale was primarily due to the ongoing decreased demand from qualified borrowers in the Bank’s market area, charge-off activity, and movement of loan assets to OREO, as well as maturities and payments on performing loans.  To utilize available liquid funds, management continued to increase securities available-for-sale in the fourth quarter of 2012 to 28.3% of total assets up from 21.7% at September 30, 2012, and 15.8% at the end of 2011.  At the same time, management reduced deposits that had previously provided funding for those assets by emphasizing relationship banking rather than single service customers.  As a result, average interest bearing liabilities decreased $87.6 million, or 5.6%, during 2012 to $1.47 billion as of December 31, 2012.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased slightly from 3.54% in 2011 to 3.43% in 2012.  The average tax-equivalent yield on earning assets decreased from 4.66% in 2011 to 4.28%, or 38 basis points, in 2012.

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

Provision for loan losses

In 2012, the Company recorded a $6.3 million provision for loan losses, all of which was made in the first half of the year, as no provision was made in the third and fourth quarters.  In 2011, the provision for loan losses was $8.9 million, which included a provision of $1.4 million in the fourth quarter.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $82.6 million at December 31, 2012, from $138.9 million at December 31, 2011.  Charge-offs, net of recoveries, totaled $19.7 million in 2012 and improved from $33.2 million in 2011.  The distribution of the Company’s net charge-off activity for the periods indicated is detailed in the first table below and the distribution of the Company’s remaining nonperforming loans and related specific allocations at December 31, 2012, are included in the following tables.

Loan Charge-offs, Net

(in thousands)

	Three Months Ended		Year to Date
	December 31,		December 31,
	2012	2011	2012	2011
Real estate-construction
Homebuilder	$426	$542	$1,194	$2,720
Land	14	96	(709)	3,100
Commercial speculative	180	2,405	848	3,083
All other	51	110	216	265
Total real estate-construction	671	3,153	1,549	9,168
Real estate-residential
Investor	987	2,090	4,221	3,641
Owner occupied	342	237	1,782	3,767
Revolving and junior liens	530	296	1,820	1,014
Total real estate-residential	1,859	2,623	7,823	8,422
Real estate-commercial, nonfarm
Owner general purpose	46	326	1,146	3,551
Owner special purpose	131	223	1,420	258
Non-owner general purpose	(1,608)	1,182	2,884	4,829
Non-owner special purpose	—	317	77	1,973
Retail properties	367	1,666	4,405	5,018
Total real estate-commercial, nonfarm	(1,064)	3,714	9,932	15,629
Real estate-commercial, farm	—	—	—	—
Commercial	151	48	229	193
Other	43	(295)	151	(214)
	$1,660	$9,243	$19,684	$33,198

The distribution of the Company’s nonperforming loans as of December 31, 2012, is included in the chart below (in thousands):

Nonperforming loans
as of December 31, 2012

	Nonaccrual Total	90 Days or More Past Due (Accruing)	Substandard Restructured Loans (Accruing)	Total Non performing Loans	% Non Performing Loans	Specific Allocation
Real estate-construction	$9,253	$68	$556	$9,877	12.0%	$1,113
Real estate-residential:
Investor	9,910	—	—	9,910	12.0%	477
Owner occupied	9,918	21	671	10,610	12.8%	1,089
Revolving and junior liens	3,771	—	61	3,832	4.6%	874
Real estate-commercial, nonfarm	41,365	—	3,699	45,064	54.6%	2,248
Real estate-commercial, farm	2,517	—	—	2,517	3.1%	—
Commercial	762	—	—	762	0.9%	458
Other	23	—	—	23	0.0%	—
	$77,519	$89	$4,987	$82,595	100.0%	$6,259

Classified loans decreased $116.2 million, or 50.0%, from December 31, 2011.  For purposes of this table, classified loans are defined as loans rated substandard or worse, which closely reflects our regulator’s definition.  The components of the classified loans were as follows (in thousands):

	Classified Loans
	12/31/2012	12/31/2011
Commercial	$1,063	$2,380
Real estate - commercial	70,368	134,015
Real estate - construction	14,140	38,481
Real estate - residential	30,647	57,550
Consumer	26	13
	$116,244	$232,439

Commercial Real Estate

Commercial Real Estate Nonfarm (“CRE”) loans remained the largest component of nonperforming loans at $45.1 million, or 54.6% of total nonperforming loans.  The dollar volume of nonperforming CRE loans is down from $64.0 million at December 31, 2011.  These decreases resulted from loans moving to OREO during these periods, loans paying off and loans upgraded as a result of improved performance.  The class components of the CRE segment at December 31, 2012, were as follows (in thousands):

CRE	Nonaccrual Total	90 Days or More Past Due (Accruing)	Restructured Loans (Accruing)	Total Non performing Loans	% Non performing CRE Loans	Specific Allocation
Owner occupied general purpose	$5,487	$—	$—	$5,487	12.2%	$230
Owner occupied special purpose	11,433	—	—	11,433	25.4%	712
Non-owner occupied general purpose	13,436	—	3,699	17,135	38.0%	204
Non-owner occupied special purpose	477	—	—	477	1.1%	—
Retail properties	10,532	—	—	10,532	23.3%	1,102
	$41,365	$—	$3,699	$45,064	100.0%	$2,248

Non-owner occupied, general purpose loans include credits that are collateralized by office, warehouse, and industrial properties and represented 25.9% of total CRE loans, and 38.0% of nonperforming CRE loans at the end of the fourth quarter of 2012.  Year to date 2012 charge-offs in this category were $4.9 million, with most of the charge-offs coming from fully allocated credits, and management estimated that $204,000 of specific allocation was sufficient coverage for the remaining loss exposure at December 31, 2012.  However, there can be no guarantee that actual losses in this category, and all other categories discussed in this section, will not exceed the amount specifically reserved for the category.

The owner occupied special purpose category had loans totaling $161.0 million, representing 29.1% of all CRE loans.  With $11.4 million of these loans nonperforming at December 31, 2012, these loans accounted for 25.4% of total nonperforming CRE.  Owner occupied special purpose credits include loans collateralized by property types such as car washes, golf courses, restaurants, and medical office buildings.  Charge-offs in the year ended 2012 totaled $2.7 million in this loan category, and management estimated that the specific allocation of $712,000 was sufficient coverage for the remaining loss exposure at December 31, 2012.

Portfolio loans secured by retail property, primarily retail strip malls, continue to experience financial stress as vacancies and lower rents needed to secure tenants hampered successful retail mall performance.  This class accounted for 8.7% of all CRE loans and 23.3% of all nonperforming CRE loans at December 31, 2012.  For the year ended 2012 charge-offs in the retail segment totaled $4.6 million in this loan category and management estimated that the specific allocation of $1.1 million was sufficient coverage for the remaining loss exposure at December 31, 2012.

As of December 31, 2012, owner occupied general purpose loans comprised 22.9% of CRE, and 12.2% of nonperforming CRE loans.  Charge-offs totaled $1.3 million in the year ending 2012, and management estimated that specific allocations of $230,000 was sufficient coverage for the remaining loss exposure at December 31, 2012.

Non-owner occupied special purpose loans represented 13.4% of the CRE portfolio, and 1.1% of nonperforming CRE loans at December 31, 2012.  For the year ended December 31, 2012 there were charge-offs of $124,000.  Management has reviewed all nonperforming loans and concluded no additional inherent losses are apparent which would require a specific reserve at December 31, 2012.

In addition to the specific allocations detailed above, management estimates include a higher risk commercial real estate pool loss factor for certain CRE loans.  These loans typically have a deficiency in cash flow coverage from the property securing the credit, but other supporting factors such as liquidity, guarantor capacity, sufficient global cash flow coverage or cooperation from the borrower is evident to support the credit.  These deficiencies in cash flow coverage are typically attributable to vacancies that are expected to be temporary or reduced operating income from the owner-occupant due to continued economic stress in our market areas.  The pool also includes cases where the property securing the credit has adequate cash flow coverage, but the borrower has other economic stress indicators to warrant heightened risk treatment.  Due to a 3.3% decrease in the management factor in this pool and $45.5 million decrease in the higher risk CRE loans from December 31, 2011, management estimated a decrease of reserves of $5.8 million in the year ending December 31, 2012.

Office space absorption in our markets, especially in the local tollway corridor, has improved as space in greater Chicago is filled forcing tenants to locations in our markets.  Healthcare relocations and expansions were evident in the market over the last year and the Company was successful in winning a few healthcare related expansion projects.  The current office vacancy rate in the tollway corridor is the lowest seen in five years and medical office space is in expansion mode as smaller practices consolidate into larger medial groups.  Similarly, the Company’s industrial property borrowers (both owner and non-owner occupied) have not encountered high vacancies over the past twelve months.

Construction and Development

At December 31, 2012, nonperforming construction and development (“C & D”) loans totaled $9.9 million, or 12.0% of total nonperforming loans.  This is a decrease of $23.9 million from $33.8 million at December 31, 2011.  Of the $42.2 million of total C & D loans in the portfolio, 23.4% were nonperforming as of December 31, 2012, as compared to 47.3% at December 31, 2011.  Total C & D charge-offs for the year ending 2012 were $5.0 million, as compared to $10.4 million in the year ending 2011.  Following all charge-off activity, management estimated that specific allocations of $1.1 million were sufficient coverage for the remaining loss exposure in this segment at December 31, 2012.  The majority of the Bank’s C & D loans are located in suburban Chicago markets, predominantly in the far western and southwestern suburbs.  The Bank’s loan exposure to credits secured by homebuilder inventory is down 66.6% from a year ago.

Management closely monitors the performing loans that have been rated as “special mention” or “substandard” but that are still accruing interest.  While some additional adverse migration is still possible, management believes that the remaining performing C & D borrowers have demonstrated sufficient operating strength through an extended period of weak construction to avoid classification as an impaired credit at December 31, 2012.  As a result, management believes future losses in the construction segment will generally continue to trend downward.  In addition to reviewing the operating performance of the borrowers when reviewing allowance estimates, management also continues to update underlying collateral valuation estimates to reflect the aggregate estimated credit exposure.

The C & D portfolio no longer dominates the Company’s CRE portfolio and in fact now represents one of the lowest dollar and volume concentrations in the Company’s loan portfolio.  Additionally, overall repayment performance in this segment was substantially improved over the course of 2012.

Residential Real Estate

Nonperforming 1-4 family owner occupied residential mortgages totaled $10.6 million, or 12.8% of the nonperforming loan total as of December 31, 2012.  This segment totaled $20.3 million at December 31, 2011 a decrease of 47.8%.  While Kendall, Kane, and Will counties experienced high rates of foreclosure in both 2012 and 2011, the Bank has recently experienced somewhat improved nonperforming totals.  The majority of all residential mortgage loans originated today are sold on the secondary market.  Of the nonperforming loans in this category, $671,000, or 6.3%, are to homeowners enrolled in the Bank’s foreclosure avoidance program and were classified as restructured at December 31, 2012.  The typical concessions granted in these cases were small and temporary rate reductions and a reduced monthly payment with the expectation that these borrowers will resume normal performance on their obligations when their earnings situation improves.  The usual profile of these borrowers includes a decrease in household income resulting from a change or loss of employment.  The remaining nonperforming loans in the 1-4 family residential category are in nonaccrual status and most cases are in various stages of foreclosure.  Management believes that deterioration in the segment relates primarily to the high rate of unemployment in our market areas, which is offset by some reductions from loans moved to OREO or upgraded as borrowers regain employment.  In addition, a significant portion of these nonperforming loans were supported by private mortgage insurance and at December 31, 2012, management estimated that a specific allocation of $1.1 million was adequate loss coverage following $2.1 million of charge-offs that occurred during the year ending 2012 and allowing for recurring problems and delays in collecting on private mortgage insurance.  At December 31, 2012, there were loans of $21,000 that were greater than 90 days past due and were still accruing interest in this portion of the portfolio.  Additionally, at December 31, 2012, loans 30 to 89 days past due and still accruing totaled $3.5 million, which was an improvement from $4.0 million at December 31, 2011.

Nonperforming residential investor loans at December 31, 2012, consisted of multi-family ($6.1 million) and 1-4 family properties ($3.8 million) for a total of $9.9 million, or 12.0% of the total nonperforming loans.  This represented a decrease from $15.3 million at December 31, 2011.  Following the charge-offs for year ended 2012 of $4.4 million, management estimated that a total specific allocation of $477,000 would provide sufficient loss reserves at December 31, 2012, for the remaining risk in this category.  The multi-family and rental market segment is showing improved credit metrics as higher occupancy rates have driven stronger net operating income.

Management has seen improvements in the residential real estate markets in our market areas.  With the exception of more remote rural and smaller suburban communities, residential property sales are returning to more normal levels.

Other

The remaining nonperforming credits included $762,000 in commercial loans, $3.8 million in consumer home equity and second mortgage loans, $2.5 million in farmland and agricultural loans and $23,000 in other loans.  These loan categories have shown stable credit characteristics and losses have been minimal during this economic cycle.  At December 31, 2012, management estimated that a total specific allocation of $458,000 on the commercial portfolio would be sufficient loss coverage for the remaining risk in those nonperforming credits and that $874,000 was sufficient loss coverage for the consumer home equity.  These estimated amounts were following charge-offs during the year ending 2012 of $344,000 in commercial loans, and $2.0 million in consumer home equity loans.

Management has seen non-real estate commercial borrowers receiving benefit from economic recovery as their customer demand is up.  To date, there has been a curtailment in borrowing as our significant commercial borrowers have accumulated cash reserves.

Other Troubled Loans

Loans that were classified as performing but 30 to 89 days past due and still accruing interest increased to $12.9 million at December 31, 2012, from $12.1 million at December 31, 2011.  At December 31, 2012, loans 30 to 89 days past due consisted of $3.5 million in 1-4 family owner occupied mortgages, $7.1 million in commercial real estate credits, $440,000 in residential investor credits, $515,000 in construction and development, $159,000 in commercial loans, $3,000 in consumer loans and $1.1 million in home equity loans.  TDRs accruing interest were $5.0 million at December 31, 2012.

Allowance for Loan Losses (“ALLL”)

The bank’s ALLL methodology reasonably estimates loan and lease losses as of the financial statement date(s) and incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied process.  The methodology is done according to U.S. generally accepted accounting practices including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450, formally known as FAS 114 and FAS 5, respectively.  Its analysis is prepared in accordance with guidelines established by generally accepted accounting principles, the SEC, the FFIEC, the AICPA Audit and Accounting Guide for Banks and Savings Institutions, and banking industry practices overall.  This methodology is periodically reviewed by the bank’s independent accountants and banking regulators.

The coverage ratio of the allowance for loan losses to nonperforming loans was 46.7% as of December 31, 2012, which reflects an increase from 37.4% as of December 31, 2011.  A decrease of $56.3 million, or 40.6%, in nonperforming loans in 2012 drove the overall coverage ratio change.  Management updated the estimated specific allocations in the fourth quarter after receiving more recent appraisal collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocations decreased by $6.6 million from December 31, 2011, as the overall loan balances subject to general factors decreased at December 31, 2012.  Management determined the estimated amount to include in the allowance for loan losses based upon a number of factors, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The C & D portfolio has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics leading to reduced general allocations at year end 2012. Management estimates adequate reserves have been established for the remaining risk of loss in the C & D portfolio.

Management regularly reviews the performance of the higher risk pool within CRE loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by $45.5 million, or 66.7%, at December 31, 2012, as compared to December 31, 2011.  Also, compared to December 31, 2011, management decreased the loss factor assigned to this pool by 3.3% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that are showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as some stabilization in values of certain properties.

Management conducts a full annual review of all Home Equity Lines of Credit (“HELOC”) by looking at credit scores and collateral values.  When we are notified of a foreclosure on a first mortgage, our HELOC loan is moved to nonaccrual and a decision is made if the loan is collectible.  We actively charge off loan balances in the absence of sufficient equity unless the borrower reaffirms or notifies us on an intention to reaffirm.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 3.8% of total loans as of December 31, 2011, to 3.4% of total loans at December 31, 2012.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2012; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

The allowance for loan losses consists of three components: (i) specific allocations established for losses resulting from an analysis developed through reviews of individual impaired loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loss experience for each loan category; and (iii) reserves based on general current economic conditions as well as specific economic and other factors believed to be relevant to the Company’s loan portfolio.  The components of the allowance for loan losses represent an estimation performed pursuant to ASC Topic 450, “Contingencies”, and ASC Topic 310, “Receivables” including “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”.  See Note 1 on Summary of Significant Accounting Policies for further detail.

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  Changes in the allowance for loan losses are detailed in Note 5 on the consolidated financial statements of this report.

Noninterest income

Noninterest income increased in the year ending December 31, 2012, by $6.9 million, or 19.2%, to $42.9 million as compared to $36.0 million for the year 2011.  Most of the increase is from mortgage banking income including net gain on sales of mortgage loans, secondary market fees, and servicing income, which was $11.7 million in 2012, or an increase of $5.5 million, or 89.7%, from 2011 levels reflecting increases in sales of loans to investors.

Trust income decreased by $776,000, in 2012 from $6.8 million recorded in 2011 to $6.0 million in 2012.  The 2012 decrease in annual revenue was largely caused by three key client departures early in 2012 along with lower levels of new business development throughout the year.  Discretionary assets under management were $653.3 million and $741.7 million at December 31, 2012 and 2011, respectively.  Substantially all of the 2011 decrease in discretionary assets in the trust department was attributable to the number of closed accounts and customers transfer of assets to other financial advisors.

Interchange income from debit card usage continued to increase in 2012 as customers continued to respond favorably to rewards programs and consumer card activity remained strong although recently announced and pending legislative changes may adversely affect this revenue source in the future.  Interchange income from debit card usage was $3.5 million and $3.0 million in 2012 and 2011, respectively.

The lease revenue received from OREO properties decreased $138,000 in the year ended December 31, 2012, to $3.5 million as compared to $3.6 million in the prior year, as several properties that generated substantial rental income were sold during 2012.  The Bank had a total net gain on sale of OREO properties of $2.2 million for the year, which was an $887,000 increase from 2011.  The net gains resulted from management’s successful efforts to dispose of OREO and focus on the reduction of nonperforming assets.

Net realized gains on securities sales (up $944,000 year over year) also contributed to improved noninterest income for 2012 over 2011.

Noninterest expense

Noninterest expense totaled $96.0 million in the year ended December 31, 2012, a decrease of $1.5 million, or 1.6%, from $97.6 million in the year ended December 31, 2011.  Salaries and benefits expense was $35.0 million during the year ended December 31, 2012, which was a $974,000 increase from the prior year.  This category totaled $34.0 million during the twelve months ended December 31, 2011.  The increase in salaries and benefits expense for the year resulted primarily from an increase in salary expense as we hired loan officers and accrued incentive compensation.  The number of full time equivalent employees was 481 and 492 at December 31 2012, and 2011, respectively.

Net occupancy expense of $4.8 million decreased $271,000 or 5.3%, during 2012 compared with the $5.1 million recorded in 2011.  Furniture and fixture expenses decreased by $987,000 to $4.6 million in the year ended December 31, 2012.

FDIC costs decreased $823,000, or 17.0%, for the year ended December 31, 2012, respectively, as compared to the same period of the prior year.  The methodology for the assessment calculation changed effective with the second quarter of 2011.  The revised assessment approach applies to an adjusted average asset base rather than insured deposits.  The Bank’s reduced asset base contributed to the lower Bank assessment.  In addition, the reduction in assets inherent in management’s balance sheet strategy has also resulted in lower FDIC premiums.

OREO expenses were flat in the year ended December 31, 2012 compared to the same period in 2011.  There were decreases for the year to date period in insurance, taxes and general OREO expense.  Professional and valuation expense increases offset these other decreases.

Other noninterest expenses decreased $420,000, or 3.3%, from approximately $12.8 million in the year ended December 31, 2011 to approximately $12.4 million in the same period of 2012.  Other expense decreases resulted primarily from the reduction of consulting and management fees, and collection expense.

Income taxes

The Company did not record an income tax benefit for the year ended December 31, 2012, despite a $72,000 pre-tax loss during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets which was first established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, at December 31, 2012, the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  The Company’s effective tax rate for the year ending December 31, 2012, and 2011 was 0%.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgments concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010, to reflect this judgment.  A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities decreased to $928,000 at December 31, 2012, from $2.6 million at December 31, 2011.  An increase in rates will generally cause a decrease in the fair value of individual securities and result in changes in unrealized loss on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 3 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Plan and Tax Benefits Preservation Plan (“the Rights Plan”).  The Rights Plan amends the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Rights Plan will terminate if it is not ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  For a description of the Rights Plan, please refer to the Company’s Form 8-A, filed September 13, 2012.

Financial condition

General

Total assets increased $104.4 million, or 5.4%, from December 31, 2011, to close at $2.05 billion as of December 31, 2012.  Loans decreased by $218.9 million, or 16.0%, to $1.15 billion over the course of 2012  as management continued to emphasize balance sheet stabilization and credit quality and demand from qualified borrowers remained slow.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO assets decreased $20.9 million, or 22.4%, for the year ended December 31, 2012, compared to December 31, 2011, as sale activity and valuation writedowns exceeded new properties added.  Offsetting these reductions, available-for-sale securities increased by $272.3 million, or 88.5%, for the year ended December 31, 2012, reflecting continued movement by management to emphasize securities investments in the absence of qualified loan demand.  Management continued to increase available-for-sale securities in the fourth quarter consistent with the Company’s past practice of utilizing available liquid funds supplemented by short term borrowings from Federal Home Loan Bank of Chicago (“FHLBC”).  For the year ended December 31, 2012, large dollar purchases were made in collateralized mortgage backed securities and asset-backed securities (many backed by student loan assets) totaling $203.5 million, and $184.0 million, respectively.  At the same time, net cash equivalents increased despite general balance sheet stabilization.  At December 31, 2012, the largest changes by loan type included decreases in commercial real estate, real estate construction, and residential real estate loans of $124.8 million, $29.3 million and $62.7 million, or 17.7%, 41.0%, and 13.1%, respectively.

Investments

As shown below, net investments purchases during 2012 changed the composition of our securities portfolio as total loans continued to decline (dollars in millions).

	12/31/2011	% of Total	6/30/2012	% of Total	12/31/2012	% of Total
U.S. government agencies	$43.4	14.1%	$44.6	11.2%	$49.9	8.6%
U.S. government agency mortgage-backed	154.0	50.1%	95.2	23.9%	128.7	22.2%
Collateralized mortgage obligations	25.1	8.2%	62.4	15.6%	169.6	29.2%
Asset-backed securities	28.3	9.2%	136.7	34.3%	167.5	28.9%
Other (Treasury, State and political, Corporate, and CDO)	56.8	18.4%	60.0	15.0%	64.2	11.1%
Total securities available-for-sale	307.6	100.0%	398.9	100.0%	579.9	100.0%
Total loans	1,369.0		1,238.1		1,150.1
Total loans and securities available-for-sale	$1,676.6		$1,637.0		$1,730.0

Securities available-for-sale increased $272.3 million during 2012, from $307.6 million as of December 31, 2011, to $579.9 million as of December 31, 2012.  Collateralized debt obligations (“CDO”) remain unchanged at $10.0 million as of December 31, 2012.

Loans

Total loans were $1.15 billion as of December 31, 2012, a decrease of $218.9 million, or 16.0%, from $1.37 billion as of December 31, 2011.  The lack of demand from qualified borrowers through the year hindered growth in the loan portfolio.  As discussed in the “Loan Loss Provision” section above, management continued to emphasize loan portfolio quality in 2012 and, as a result, $19.7 million of net loan charge-offs were recorded in 2012  down from $33.2 million in 2011.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates.  The local economies have been affected by the overall decline in economic conditions that has been experienced nationwide.  The adverse economic conditions continue to affect our business regions in particular and financial markets generally.  Real estate related activity, including valuations and transactions, while improved from past severe conditions continues to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 90.1% of the portfolio as of December 31, 2012 compared to 91.5% of the portfolio as of December 31, 2011.  The commercial loan sector also decreased $11.2 million, or 11.4%, to $86.9 million at December 31, 2012, from $98.1 million at December 31, 2011.  The Company remains committed to overseeing and managing its loan portfolio to attempt to avoid unnecessarily high credit concentrations in accordance with the Consent Order as well as general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.  Consumer loans, overdrafts, and lease financing receivables also increased $3.8 million or 60.4% in the aggregate, to $10.2 million at December 31, 2012, from $6.3 million at December 31, 2011.

The allowance for loan losses was $38.6 million and $52.0 million at year end 2012 and 2011, respectively.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans.  The allowance for loan losses as a percentage of total loans was 3.4% as of December 31, 2012, compared to 3.8% as of December 31, 2011.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

Management, along with many other financial institutions, remains cautious about the current economic environment and outlook including the continued elevated levels of unemployment.  Furthermore, the sustained slowdown in the real estate market could continue to adversely affect collateral values.  These events adversely affect cash flows generally for both commercial and individual borrowers, and as a result, the Company could continue to experience elevated levels of problem assets, delinquencies, and losses on loans in future periods.

Other Real Estate Owned

OREO net of valuation reserve totaled $72.4 million at December 31, 2012, or a decrease of $20.9 million from December 31, 2011,  whereas the year ended December 31, 2011 had an overall increase of $17.7 million.  Disposition activity for the year was $36.9 million which included strong fourth quarter dispositions of $16.3 million.  Most notably the fourth quarter included disposition of a property carried at $6.5 million.  Additions and improvements to OREO were $32.8 million for the year ended December 31, 2012 compared to $74.9 million for the year ended December 31, 2011.  Fourth quarter 2012 additions of $5.2 million are net of an OREO participant reclass processed in December 2012.  Additionally, valuation write downs were $16.8 million for the year ended 2012. In the year ended 2012, management successfully converted collateral securing problem loans to properties ready for disposition, spent as needed on development improvements, transacted asset dispositions and recorded valuation adjustments as shown below in thousands.  As a result, holdings in all categories of vacant land suitable for farming, lots suitable for development, commercial, multi-family properties and single family residence properties declined during the year ended December 31, 2012.  Overall, a net gain on sale of $1.8 million was realized in fourth quarter 2012 representing the majority of the $2.2 million net gain on sale for the year ended December 31, 2012.

	Three Months Ended		Year to Date
	December 31,		December 31,
	2012	2011	2012	2011
Beginning balance	$88,093	$100,554	$93,290	$75,613
Property additions	5,177	11,560	32,121	71,915
Development improvements	55	423	701	2,984
Less:
Property disposals	16,337	13,059	36,854	41,813
Period valuation adjustments	4,565	6,188	16,835	15,409
Other real estate owned	$72,423	$93,290	$72,423	$93,290

4th quarter Property additions of $11.1 million and full year additions of $38.0 million reduced to $5.2 million and $32.1 million above by participant reclass.

The OREO valuation reserve increased to $31.5 million, which is 30.3% of gross OREO at December 31, 2012.  The valuation reserve represented 20.1% of gross OREO at December 31, 2011.  In management’s judgment, an adequate property valuation allowance has been established; however, there can be no assurance that actual valuation losses will not exceed the estimated amounts in the future.

Funding / Borrowings

Total deposits decreased $23.6 million, or 1.4%, during the year ended December 31, 2012, to close at $1.72 billion.  The deposit segment that declined in this period was time certificates of deposits, which declined $106.7 million, or 17.3%.  The Bank also decreased the level of brokered certificates of deposit in the same period from $930,000 at December 31, 2011 to zero at December 31, 2012.  At the same time, noninterest bearing demand deposits increased by $17.5 million, or 4.8%, interest bearing savings, NOW and money market deposits increased by $19.4 million, $10.9 million and $35.3 million or 9.9%, 4.0%, and 12.2%, respectively.  The decrease in time deposits occurred primarily due to management’s pricing strategy discouraging customers with a single service relationship at the Bank.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 1.11% in the year ended December 31, 2011, to 0.73%, or 38 basis points, in the same period of 2012.  Similarly, the average total cost of interest bearing liabilities decreased 30 basis points from 1.37% in the year ended December 31, 2011 to 1.07% in the same period of 2012.

The Company entered into a $75.5 million credit facility with Bank of America in the first quarter of 2008.  The $75.5 million credit facility obtained in 2008 was comprised of a $30.5 million senior debt facility, which included the $30.0 million revolving line that matured on March 31, 2010, $500,000 in term debt as well as $45.0 million of subordinated debt.  The Company had no principal outstanding on the revolving line when it matured, $500,000 in principal outstanding in term debt, and $45.0 million in outstanding subordinated debt.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company was out of compliance with two of the financial covenants of this credit facility at December 31, 2012 and December 31, 2011.

Other major borrowing category changes from December 31, 2011 included an increase of $100.0 million, or 100.0%, in other short-term borrowings.  At December 31, 2012, the Bank maintained several different sources of liquidity including $80.7 million in overnight cash invested with the Federal Reserve Bank (“FRB”), $69.5 million in available borrowing capacity with the Federal Home Loan Bank of

Chicago (“FHLBC”) and FRB of Chicago, as well as additional unencumbered securities with a market value of $388.8 million that could be pledged to increase borrowing capacity.  In addition, the Bank has a preestablished program to review the loan portfolio for credits that strengthen borrowing capacity at both the FRB of Chicago and FHLBC through the delivery of files that meet their respective eligibility requirements.

Capital

Total stockholders’ equity decreased $1.4 million, or 2.0%, to $72.6 million at year end 2012, from $74.0 million as of December 31, 2011.  This decrease was primarily attributable to the net loss from operations in the year 2012.  A net loss available to common shareholders of $5.1 million which included preferred dividends and accretion of $5.0 million decreased retained earnings to $12.0 million as of December 31, 2012.  In the same year, a $2.4 million decrease in the securities unrealized loss position net of tax decreased the accumulated other comprehensive loss to $1.3 million from $3.7 million at December 31, 2011.  In 2011, retained earnings decreased by a net loss available to common stockholders of $11.2 million, which decreased retained earnings to $17.1 million as of December 31, 2011.

As discussed in Note 20 of the consolidated financial statements, the United States Treasury completed its investment in the Company in January 2009, as part of the CPP, and those proceeds continue to qualify as Tier 1 capital at December 31, 2012.  The Series B Preferred Stock and warrants to purchase common stock of the Company that were issued increased stockholders’ equity by $68.2 million and $4.8 million, respectively, at December 31, 2009 and remained in place through 2011 and 2012 to December 31, 2012.  The fair value ascribed to the warrants is included as part of additional paid-in capital.

As of December 31, 2012, the Company’s regulatory ratios of total capital to risk weighted assets and Tier 1 capital to risk weighted assets increased to 13.62%, and 6.81%, while the Tier 1 leverage decreased to 4.85%, compared to 12.38%, 6.21%, and 4.98%, respectively, at December 31, 2011.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at December 31, 2012.  The same capital ratios at the Bank were 14.86%, 13.59%, and 9.67%, respectively, at December 31, 2012, compared to 12.97%, 11.70%, and 9.34%, at December 31, 2011.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the Consent Order entered into with the OCC in May 2011.

As discussed in the section entitled “Supervision and Regulation”, in July 2011, the Company entered into the Written Agreement with the Reserve Bank designed to maintain the financial soundness of the Company.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the Consent Order.

In 2012, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk — weightings of certain assets for the purposes of calculating certain capital ratios.  The proposed changes were scheduled to be phased in from 2013 through 2019.  This implementation has been delayed.  No new implementation dates have been announced.

In addition to the above regulatory ratios, as expected due to net losses in 2012, the Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets decreased to (0.13)% and (0.12)%, respectively, at December 31, 2012, compared to (0.08)% and (0.05)%, respectively, at December 31, 2011.

The Company completed the sale of $32.6 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in July 2003 and the payment of regularly scheduled dividends are in deferral.  These trust preferred securities remain outstanding for a 30-year term, but subject to regulatory approval, they can be called in whole or in part at the Company’s discretion after an initial five-year period, which has since passed.  The Company does not currently intend on seeking regulatory approval to call these securities.  Dividends are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements even when deferred.  Likewise, the Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part in 2017.  When not in deferral the quarterly cash distributions on the securities are fixed at 6.766% through June 15, 2017 and float at 150 basis points over the three-month LIBOR rate thereafter.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.  Additionally, the $45.0 million in subordinated debt that was obtained to finance the February 2008 acquisition qualified as Tier 2 regulatory capital as of December 31, 2012 and December 31, 2011.

As announced and implemented in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (collectively the “Trust Preferred Securities”).  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their Trust Preferred Securities.  The total accumulated interest on the Trust Preferred Securities including compounded interest from July 1, 2010, on the deferred payments totaled $11.7 million at December 31, 2012.  Under the terms of the junior subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods on the Trust Preferred Securities without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock.

Under the terms of the Series B Preferred Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative and therefore will continue to accrue, and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  A new director was appointed by the U.S. Treasury to join the board during the fourth quarter of 2012.  For more information on the appointment please see the Company’s Form 8-K dated November 20, 2012.

The Company has suspended quarterly cash dividends on its Series B Preferred Stock, issued to the Treasury in connection with the Company’s participation in the CPP as well as suspending dividends on its outstanding common stock.  The dividend payments on the Series B Preferred Stock have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated Series B Preferred Stock dividends declared and accrued totaled $9.1 million at December 31, 2012, and are reflected as a reduction to capital even though not paid.

During the fourth quarter of 2012, the U.S. Department of the Treasury announced continuation of individual auctions of its CPP preferred stock and subordinated debt positions, and included Old Second in the auction.  The sale of these securities at auction is part of Treasury’s efforts to conclude the CPP.  At December 31, 2012, Old Second Bancorp carried $71.9 million of this preferred stock in Total Stockholders Equity.  During the first quarter of 2013, Treasury included the Company’s Series B

Preferred Stock in an auction to third parties and sold substantially all of the Series B Preferred Stock to third party investors and certain directors. It is anticipated that after the close of the initial auction that Treasury will sell the remaining shares of Series B Preferred Stock in a subsequent auction, which is expected to close either at the end of first quarter or early in the second quarter of 2013.

The Company was limited in its ability to repurchase common shares because of restrictions imposed by Treasury as a result of the Company’s participation in the CPP, which such restrictions are no longer in place, and such repurchases were limited to amounts associated with the tax liability incurred with the vesting of stock awards under the preexisting equity incentive plan.  The Company repurchased 51,939 shares in 2012, resulting in an increase in treasury stock to 4,644,806 shares as of December 31, 2012.  The repurchase of these shares increased treasury stock by $63,000 or 0.07% to $95.0 million at December 31, 2012.  The Company had repurchased 37,804 shares in 2011, resulting in an increase in treasury stock to 4,592,867 shares as of December 31, 2011.  The repurchase of these shares increased treasury stock by $49,000, or 0.05%, to $94.9 million at December 31, 2011.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  No options were exercised in the years ended December 31, 2012 and 2011.  Return on average equity was (0.10%) and (8.15%) in 2012 and 2011, respectively.

Bank regulatory agencies have adopted capital standards by which all banks and bank holding companies are evaluated.  Those agencies define the basis for these calculations including the prescribed methodology for the calculation of the amount of risk-weighted assets.  The risk based capital guidelines were designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks.  In addition to the regulatory capital ratios disclosed above, information regarding capital levels and minimum required levels can be found in Note 15 of the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations (all dollars in thousands) to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,206,427	$—	$—	$—	$1,206,427
Certificates of deposit	244,695	234,434	31,663	—	510,792
Securities sold under repurchase agreements	17,875	—	—	—	17,875
Other short-term borrowings	100,000	—	—	—	100,000
Junior subordinated debentures	—	—	—	58,378	58,378
Subordinated debt	—	—	—	45,000	45,000
Notes payable and other borrowings	—	—	—	500	500
Purchase obligations	811	413	—	—	1,224
Automatic teller machines (“ATM’s”) leases	31	23	—	—	54
Operating leases	94	185	58	—	337
Nonqualified voluntary deferred compensation plan	63	42	390	1,042	1,537
Total	$1,569,996	$235,097	$32,111	$104,920	$1,942,124

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. We have made an effort to estimate such payments, where applicable.  Additionally, where necessary, we have made reasonable estimates as to certain purchase obligations as of December 31, 2012.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

We also enter into derivative contracts, which include contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates.  Derivative contracts are carried at fair value on the consolidated balance sheet as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2012 do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management are held in the investment advisory company.  In addition, assets under management and assets under custody are held in fiduciary or custodial capacity for our clients.  In accordance with U. S. Generally Accepted Accounting Principles, these assets are not included on our balance sheet.

We are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit including performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 14 of the Notes to Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2012:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commitment to extend credit:
Commercial secured by real estate	$13,072	$3,820	$5,696	$719	$23,307
Revolving open end residential	13,504	27,000	20,284	51,189	111,977
Other	101,966	16,370	—	—	118,336
Financial standby letters of credit (borrowers)	3,378	5	—	—	3,383
Performance standby letters of credit (borrowers)	5,545	302	—	—	5,847
Commercial letters of credit (borrowers)	51	—	—	—	51
Performance standby letters of credit (others)	1,365	—	—	—	1,365
Total	$138,881	$47,497	$25,980	$51,908	$264,266

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

Net cash inflows from operating activities were $43.3 million during 2012, compared with $29.3 million in 2011.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflow for 2012 and 2011.  Interest received, net of interest paid, combined with changes in provision for loan losses, and other assets and liabilities were a source of inflow for 2012 and 2011.  The Company did not record an income tax benefit for the year ended December 31, 2012, despite a $72,000 pre-tax loss during the year, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash outflows from investing activities were $59.1 million in 2012, compared to net cash inflow of $95.9 million in 2011.  Consistent with management’s deleveraging strategy in 2012, securities transactions accounted for a net outflow of $264.8 million, net principal received on loans accounted for net inflows of $167.5 million, and proceeds from the sales of OREO assets accounted for inflows of $39.1 million.  In 2011, securities transactions accounted for a net outflow of $159.9 million, and net principal disbursed on loans accounted for net inflows of $216.5 million whereas proceeds from the sale of OREO assets accounted for inflows of $43.1 million.

Net cash inflows from financing activities in 2012, were $93.3 million compared with net cash outflows of $173.1 million in 2011.  Significant cash inflows from financing activity in 2012 included an increase in securities sold under repurchase agreements of $17.0 million and an increase in other short term borrowings of $100.0 million, offset by decreases in deposits of $23.6 million.  Significant cash outflows from financing activities in 2011 included reductions of $167.7 million in deposits and $4.1 million in other short-term borrowings.  Net reductions in securities sold under repurchase agreements were $1.1 million during 2011.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures at December 31, 2012, and December 31, 2011, are outlined in the table below.

Like most financial institutions, the Company’s net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 18 of the financial statements included in this annual report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that have occurred during the first half of 2012, it is no longer possible to calculate valid interest rate scenarios that represent declines of 0.5% or more.  Consequently, net interest income sensitivity is currently only calculated for interest rate increases.  Compared to December 31, 2011, the Company would have less earnings gains (in dollars) if interest rates should rise.  This decline in rising-rate benefit reflects the Company’s decision to extend some loan and investment maturities to help support margin, while still maintaining a position to benefit from rising rates when that event occurs.  Federal Funds rates and the Bank’s prime rate were stable throughout the year at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% -1% and -0.5% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
December 31, 2012
Dollar change	N/A	N/A	N/A	$538	$1,164	$2,511
Percent change	N/A	N/A	N/A	+1.1%	+2.3%	+4.9%

December 31, 2011
Dollar change	N/A	N/A	$(1,172)	$1,196	$2,327	$4,628
Percent change	N/A	N/A	-2.0%	+2.1%	+4.0%	+8.0%

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

Item 8.   Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Assets
Cash and due from banks	$44,221	$2,692
Interest bearing deposits with financial institutions	84,286	48,257
Cash and cash equivalents	128,507	50,949
Securities available-for-sale	579,886	307,564
Federal Home Loan Bank and Federal Reserve Bank stock	11,202	14,050
Loans held-for-sale	9,571	12,806
Loans	1,150,050	1,368,985
Less: allowance for loan losses	38,597	51,997
Net loans	1,111,453	1,316,988
Premises and equipment, net	47,002	50,477
Other real estate owned	72,423	93,290
Mortgage servicing rights, net	4,116	3,487
Core deposit, net	3,276	4,678
Bank-owned life insurance (BOLI)	54,203	52,595
Other assets	24,160	34,534
Total assets	$2,045,799	$1,941,418

Liabilities
Deposits:
Noninterest bearing demand	$379,451	$361,963
Interest bearing:
Savings, NOW, and money market	826,976	761,335
Time	510,792	617,483
Total deposits	1,717,219	1,740,781
Securities sold under repurchase agreements	17,875	901
Other short-term borrowings	100,000	—
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	34,275	21,856
Total liabilities	1,973,247	1,867,416

Stockholders’ Equity
Preferred stock	71,869	70,863
Common stock	18,729	18,628
Additional paid-in capital	66,189	65,999
Retained earnings	12,048	17,107
Accumulated other comprehensive loss	(1,327)	(3,702)
Treasury stock	(94,956)	(94,893)
Total stockholders’ equity	72,552	74,002
Total liabilities and stockholders’ equity	$2,045,799	$1,941,418

	December 31, 2012		December 31, 2011
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,729,134	73,000	18,627,858
Shares outstanding	73,000	14,084,328	73,000	14,034,991
Treasury shares	—	4,644,806	—	4,592,867

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Interest and dividend income
Loans, including fees	$66,769	$80,084
Loans held-for-sale	260	342
Securities:
Taxable	7,212	3,989
Tax-exempt	416	487
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	305	290
Federal funds sold	—	1
Interest bearing deposits	119	230
Total interest and dividend income	75,081	85,423
Interest expense
Savings, NOW and money market deposits	1,062	1,579
Time deposits	8,809	14,478
Securities sold under repurchase agreements	2	1
Other short-term borrowings	17	—
Junior subordinated debentures	4,925	4,577
Subordinated debt	903	822
Notes payable and other borrowings	17	16
Total interest expense	15,735	21,473
Net interest and dividend income	59,346	63,950
Provision for loan losses	6,284	8,887
Net interest and dividend income after provision for loan losses	53,062	55,063
Noninterest income
Trust income	6,041	6,817
Service charges on deposits	7,682	8,135
Secondary mortgage fees	1,307	1,055
Mortgage servicing loss, net of changes in fair value	(289)	(341)
Net gain on sales of mortgage loans	10,688	5,458
Securities gains, net	1,575	631
Increase in cash surrender value of bank-owned life insurance	1,608	1,629
Debit card interchange income	3,547	3,004
Lease revenue from other real estate owned	3,497	3,635
Net gain on sale of other real estate owned	2,198	1,311
Other income	5,060	4,674
Total noninterest income	42,914	36,008
Noninterest expense
Salaries and employee benefits	34,989	34,015
Occupancy expense, net	4,841	5,112
Furniture and equipment expense	4,614	5,601
FDIC insurance	4,031	4,854
General bank insurance	3,384	3,320
Amortization of core deposit asset	1,402	847
Advertising expense	1,309	1,106
Debit card interchange expense	1,548	1,424
Legal fees	3,176	4,118
Other real estate expense	24,358	24,356
Other expense	12,396	12,816
Total noninterest expense	96,048	97,569
Loss before income taxes	(72)	(6,498)
Provision for income taxes	—	—
Net loss	(72)	(6,498)
Preferred stock dividends and accretion of discount	4,987	4,730
Net loss available to common stockholders	$(5,059)	$(11,228)

Basic loss per share	$(0.36)	$(0.79)
Diluted loss per share	(0.36)	(0.79)
Dividends declared per share	—	—

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

	Twelve Months Ended
	December 31,
	2012	2011
Net loss	$(72)	$(6,498)

Total unrealized holding gains (losses) on available-for-sale securities arising during the period	5,614	(469)
Related tax (expense) benefit	(2,305)	270
Holding gains (losses) income after tax	3,309	(199)

Less: Reclassification adjustment for the net gains and losses realized during the period
Net realized gains	1,575	631
Income tax expense on net realized gains	(641)	(258)
Net realized gains after tax	934	373
Total other comprehensive income (loss)	2,375	(572)
Comprehensive income (loss)	$2,303	$(7,070)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012 and 2011

(In thousands)

	2012	2011
Cash flows from operating activities
Net loss	$(72)	$(6,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	3,074	4,076
Change in market value of mortgage servicing rights	1,575	1,571
Provision for loan losses	6,284	8,887
Originations of loans held-for-sale	(291,559)	(228,960)
Proceeds from sales of loans held-for-sale	303,561	231,420
Net gain on sales of mortgage loans	(10,688)	(5,458)
Change in current income taxes receivable	815	5,750
Increase in cash surrender value of bank-owned life insurance	(1,608)	(1,629)
Change in accrued interest receivable and other assets	8,381	7,400
Change in accrued interest payable and other liabilities	8,119	(2,797)
Net premium amortization on securities	943	156
Securities gains, net	(1,575)	(631)
Amortization of core deposit intangible	1,402	847
Stock based compensation	291	951
Net gain on sale of other real estate owned	(2,198)	(1,311)
Provision for other real estate owned losses	16,385	15,114
Net gain on disposal of fixed assets	(609)	—
Loss on transfer of premises to other real estate owned	782	415
Net cash provided by operating activities	43,303	29,303

Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	79,642	56,044
Proceeds from sales of securities available-for-sale	223,860	26,281
Purchases of securities available-for-sale	(571,153)	(241,867)
Proceeds from sales of Federal Home Loan Bank stock	2,848	—
Purchases of Fedral Reserve Bank stock	—	(359)
Net change in loans	167,490	216,503
Improvements in other real estate owned	(701)	(2,984)
Proceeds from sales of other real estate owned	39,052	43,124
Proceeds from disposition of fixed assets	917	—
Net purchases of premises and equipment	(1,049)	(800)
Net cash (used in) provided by investing activities	(59,094)	95,942

Cash flows from financing activities
Net change in deposits	(23,562)	(167,747)
Net change in securities sold under repurchase agreements	16,974	(1,117)
Net change in other short-term borrowings	100,000	(4,141)
Purchase of treasury stock	(63)	(49)
Net cash provided by (used in) financing activities	93,349	(173,054)
Net change in cash and cash equivalents	77,558	(47,809)
Cash and cash equivalents at beginning of period	50,949	98,758
Cash and cash equivalents at end of period	$128,507	$50,949

Supplemental cash flow information
Income taxes received	$(815)	$(5,746)
Interest paid for deposits	10,592	16,751
Interest paid for borrowings	930	838
Non-cash transfer of loans to other real estate owned	31,761	71,443
Non-cash transfer of premises to other real estate owned	360	472
Change in dividends declared not paid	3,981	3,788
Accretion on preferred stock warrants	1,006	942

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2012 and 2011

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2010	$18,467	$69,921	$65,209	$28,335	$(3,130)	$(94,844)	$83,958
Net loss				(6,498)			(6,498)
Net unrealized loss on securities available-for-sale net of $528 tax effect					(572)		(572)
Change in restricted stock	161		(161)				—
Stock based compensation			951				951
Purchase of treasury stock						(49)	(49)
Preferred dividends declared and accrued (5% per preferred share)		942		(4,730)			(3,788)
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(72)			(72)
Net unrealized gain on securities available-for-sale net of $1,664 tax effect					2,375		2,375
Change in restricted stock	101		(101)				—
Stock based compensation			291				291
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		1,006		(4,987)			(3,981)
Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The Company uses the accrual basis of accounting for financial reporting purposes.  Certain reclassifications were made to prior year amounts to conform to the current year presentation.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) and following general practices within the banking industry requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.  Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and are not included in the consolidated financial statements.

Cash and Cash Equivalents — For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, such as federal funds sold and securities purchased under agreements to resell.

Securities — Securities are classified as available-for-sale at the time of purchase.

All securities are classified as available-for-sale and are carried at fair value.  Unrealized gains and losses, net of related deferred income taxes, are recorded in stockholders’ equity as a separate component of accumulated other comprehensive income.

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level yield method.  Amortization of premium and accretion of discount are included in interest income from the related security.

Purchases and sales of securities are recognized on a trade date basis.  Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Operations.  The cost of securities sold is based on the specific identification method.  On a quarterly basis, the Company makes an assessment (at the individual security level) to determine whether there have been any events or circumstances indicating that a security with an unrealized loss is other-than-temporarily impaired (“OTTI”).  In evaluating OTTI, the Company considers many factors, including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; its ability and intent to hold the security for a period of time sufficient for a recovery in value; and the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity.  The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

Federal Home Loan Bank and Federal Reserve Bank stock — The Company owns the stock of the Federal Reserve Bank of Chicago (“FRB”) and the FHLBC.  Both of these entities require the Bank to invest in their non-marketable stock as a condition of membership.  FRB stock is redeemable at par, therefore, market value equals cost.  The FHLBC is a governmental sponsored entity.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLBC.  The Company records dividends in income on the ex-dividend date.

Loans Held-for-Sale — The Bank originates residential mortgage loans, which consist of loan products eligible for sale to the secondary market.  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held-for-sale is determined using quoted secondary market prices on similar loans.

Loans — Loans held-for-investment are carried at the principal amount outstanding, including certain net deferred loan origination fees.  Interest income on loans is accrued based on principal amounts outstanding.  Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the related loans or commitments as a yield adjustment.  Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment.  Other credit-related fees are recognized as fee income when earned.

Concentration of Credit Risk — Most of the Company’s business activity is with customers located within Cook, Kane, Kendall, DeKalb, DuPage, LaSalle, and Will counties in Illinois.  These banking centers surround the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within its market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories represented 90.1% and 91.5% of the portfolio at December 31, 2012 and 2011, respectively.

Commercial and Industrial Loans — Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans.  Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial Real Estate Loans — Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Residential Real Estate Loans — These are loans that are extended to purchase or refinance 1 — 4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1 — 4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower.

Real Estate Construction & Development Loans — The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Consumer Loans — Consumer loans include loans extended primarily for consumer and household purposes, although they may include very small business loans for the purchase of vehicles and equipment to a single-owner enterprise and could include business purpose lines of credit if made under the terms of a small business product whose features and underwriting criteria are specified in advance by the Loan Committee.  These also include overdrafts and other items not captured by the definitions above.

Nonaccrual loans — Generally, commercial loans and loans secured by real estate are placed on non-accrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status whether or not the loan is 90 days or more past due. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  After the loan is placed on nonaccrual, all debt service payments are applied to the principal on the loan.  Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible.  A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest outstanding.

Troubled Debt Restructurings (“TDRs”) — A restructuring of debt is considered a TDR when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity, that it would not otherwise consider.  Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.  The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured.  For a TDR to accrue interest, the borrower must demonstrate both some level of past performance and the capacity to perform under the modified terms.  Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status.  However, the period could vary depending on the individual facts and circumstances of the loan.  An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms.  This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable.

Impaired Loans — Impaired loans consist of nonaccrual loans and TDRs (both accruing and on nonaccrual).  A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement based on current information and events.  With the exception of TDRs still accruing interest, loans deemed to be impaired are classified as nonaccrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and consumer loans.  When a loan is designated as impaired, any subsequent principal and interest payments received are applied to the principal on the loan.

90-Days or Greater Past Due Loans — 90-days or more past due loans are loans with principal or interest payments three months or more past due, but that still accrue interest.  The Company continues to accrue interest if it determines these loans are sufficiently collateralized and in the process of collection will conclude within a reasonable time period.

Allowance for Loan Losses — The allowance for loan losses is comprised of the allowance for loan losses calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio.  Determination of the allowance for loan losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, and other factors.

Loans deemed to be uncollectible are charged-off against the allowance for loan losses while recoveries of amounts previously charged-off are credited to the allowance for loan losses.  Additions to the allowance for loan losses are established through the provision for loan losses charged to expense.  The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.

The allowance for loan losses methodology consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative factors.

The specific reserves component of the allowance for loan losses is based on a periodic analysis of impaired loans exceeding a fixed dollar amount.  This analysis follows GAAP standards for collateral based loans.

An additional component of the allowance for loan losses is based on actual loss experience for a rolling 20-quarter period and the related internal risk rating and category of loans charged-off, including any charge-off on TDRs.  The loss migration analysis is performed quarterly, and the loss factors are updated based on actual experience.

Management takes into consideration many internal and external qualitative factors when estimating an additional adjustment for management factors, including:

•                  Changes in the composition of the loan portfolio, trends in the volume and terms of loans, and trends in delinquent and nonaccrual loans that could indicate that historical trends do not reflect current conditions.

•                  Changes in credit policies and procedures, such as underwriting standards and collection, charge-off, and recovery practices.

•                  Changes in the experience, ability, and depth of credit management and other relevant staff.

•                  Changes in the quality of the Company’s loan review system and board of directors oversight.

•                  Changes in the value of the underlying collateral for collateral-dependent loans.

•                  Changes in the national and local economy that affect the collectability of various segments of the portfolio.

•                  Changes in other external factors, such as competition and legal or regulatory requirements are considered when determining the level of estimated loss in various segments of the portfolio.

The establishment of the allowance for loan losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities.  While each component of the allowance for loan losses is determined separately, the entire balance is available for the entire loan portfolio.

Mortgage Servicing Rights — The Bank is also involved in the business of servicing mortgage loans.  Servicing activities include collecting principal, interest, and escrow payments from borrowers, making tax and insurance payments on behalf of the borrowers, monitoring delinquencies, executing foreclosure proceedings, and accounting for and remitting principal and interest payments to the investors.  Mortgage servicing rights represent the right to a stream of cash flows and an obligation to perform specified residential mortgage servicing activities.

Mortgage loans that the Company is servicing for others aggregated to $552.0 million and $458.7 million at December 31, 2012 and 2011, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Servicing fee income, which is included on the Consolidated Statements of Operations as mortgage servicing income, net of fair value changes, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes mortgage servicing rights in mortgage servicing income, net of fair value changes, on the Consolidated Statements of Operations.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Other Real Estate Owned (“OREO”) — Assets acquired in settlement of loans are recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the allowance for loan losses.  If fair value declines after acquisition, a valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer to OREO.  OREO properties are valued at the lower of cost or estimated market less costs subsequent to acquisition.  Operating costs after acquisition are also expensed.

Premises and Equipment — Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Gains and losses on dispositions are included in other noninterest income in the Consolidated Statements of Operations.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

Bank-Owned Life Insurance (“BOLI”) — BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value (“CSV”) or the amount that could be realized.  The change in CSV and insurance proceeds received are recorded as BOLI income in the Consolidated Statements of Operations in noninterest income.

Core Deposit Intangible Assets — The core deposit intangible (“CDI”), is amortized over its useful life.  The CDI was initially measured at fair value and is amortized on an accelerated method over their estimated useful life of twelve years.  It is also evaluated for impairment and impairment, if needed, would be recorded to earnings.

Impairment testing is performed using a two-step process.  The first step of the impairment review uses an undiscounted cash flow approach to determine if the core deposit intangible is recoverable.  If the results of the undiscounted cash flow indicate the CDI is recoverable, the second step of the impairment test is not required.  If necessary, the second step of the impairment test compares the implied fair value of the deposits with the carrying amount of the deposits.  The implied fair value of deposits is determined using a discounted cash flow approach.  An impairment loss would be recognized if the carrying amount of the reported CDI exceeded the carrying value less the implied fair value of the deposits.

The annual impairment analysis, completed as of November 30, 2011, indicated the core deposit intangible was not impaired as the Company passed the first step of the impairment test.  However, during 2012 management determined that the fair value of the intangible asset had declined largely due to a significant reduction in the cost of funds compared to the alternative funds rate used in the impairment analysis.  Expecting these circumstances to continue throughout 2012 and beyond, management believed the useful life of the core deposit intangible has decreased.  Management increased the amortization expense for the year ended December 31, 2012 by $622,000.  The Company’s November 30, 2012 annual impairment analysis indicated the core deposit intangible was not impaired.  The carrying value of the intangible asset decreased from $4.7 million at December 31, 2011 to $3.3 million at December 31, 2012.  Further, estimated future amortization expense as of December 31, 2012 indicates that the asset will be fully amortized by December 31, 2014.  Estimated future amortization expense for the core deposit intangible is $2.1 million and $1.2 million for the years ending December 31, 2013 and December 31, 2014, respectively.

Wealth Management — Assets held in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries.  Fee income is recognized on a cash basis and is included as a component of noninterest income in the Consolidated Statements of Operations.

Advertising Costs — All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Long-term Incentive Plan — Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the income statement.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as an increase to additional paid-in capital.

Income Taxes — The Company files income tax returns in the U.S. federal jurisdiction and in Illinois.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  A full valuation allowance has been established for the deferred tax assets excluding an asset associated with a net unrealized gain or loss on available for sale investment securities.  Due to the implicit recovery of the book basis of the underlying securities along with management’s intent and ability to hold the securities to recovery or maturity, no valuation allowance on this specific deferred tax asset has been established.

The Company is in the middle of examinations by taxing authorities for the year 2011 for federal returns and the years 2008 and 2009 for state of Illinois returns.  The Company conducts a regular assessment of uncertain tax positions and will establish reserves for tax related interest and penalties with those amounts reflected in income tax expense.  The Company did not have any material amounts accrued for interest and penalties at either December 31, 2012 or December 31, 2011.

Earnings Per Common Share (“EPS”) — Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period.  The basic EPS computation excludes the dilutive effect of all Common Stock equivalents.  Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and under the Warrant.  Such Common Stock equivalents are computed based on the treasury stock method using the average market price for the period.

Treasury Stock — Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition.  Treasury stock issued is valued based on the “last in, first out” inventory method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Mortgage Banking Derivatives — As part of ongoing residential mortgage business, the Company enters into mortgage banking derivatives such as forward contracts and interest rate lock commitments.  The derivatives and loans held-for-sale are carried at fair value with the changes in fair value recorded in current earnings.  The net gain or loss on mortgage banking derivatives is included in gain on sale of loans.

Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps.  Under accounting guidance all derivative instruments are recorded on the balance sheet, in either other assets or other liabilities, at fair value.  The accounting for the gain or loss resulting from changes in fair value depends on the intended use of the derivative.  For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings, together with the offsetting loss or gain on the hedged item.  This results in an earnings impact only to the extent that the hedge is not completely effective in achieving offsetting changes in fair value.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative are deferred and reported as a component of accumulated other comprehensive income, which is a component of shareholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in non-interest income/expense.  Counterparty risk with correspondent banks is considered through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  The credit valuation reserve recorded on customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Comprehensive Income (Loss) — Comprehensive income (loss) is the total of reported earnings all other revenues, expenses, gains, and losses that are not reported in earnings under GAAP.  The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss): (i) changes in unrealized gains or losses on securities available-for-sale and (ii) changes in the fair value of derivatives designated under cash flow hedges (when applicable).

New Accounting Pronouncements:  In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 also requires additional qualitative and quantitative disclosures about fair value measurements.  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  The Company has assessed and implemented ASU 2011-04 in its fair value disclosures and found no material impact on the accompanying consolidated financial statements.

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

Note 2: Cash and Due from Banks

The Bank is required to maintain reserve balances with the FRB.  In accordance with FRB requirements, the average reserve balances were $8.4 million and $10.4 million, for the years ending December 31, 2012 and 2011, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.  The Bank also has a $3.6 million pledge requirement to a correspondent bank as it relates to credit card processing services.

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

Non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“FRB”) stock.  FHLBC stock was recorded at a value of $6.4 million at December 31, 2012, a decrease of $2.8 million from December 31, 2011.  FRB stock was recorded at $4.8 million at December 31, 2012, which was unchanged from December 31, 2011.  Our FHLBC stock is necessary to maintain our continued access to FHLBC advances.  In late 2011, management at the Bank evaluated the October 17, 2011, FHLBC Capital Plan and determined the best overall course for the Bank was to accept the stock conversion as of January 1, 2012.  Subsequently, during the first half of 2012 management redeemed excess FHLBC stock held by the Bank reducing the value of FHLBC stock held by the Bank to $6.4 million.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2012
U.S. Treasury	$1,500	$7	$—	$1,507
U.S. government agencies	49,848	122	(120)	49,850
U.S. government agency mortgage-backed	127,716	1,605	(583)	128,738
States and political subdivisions	14,639	1,216	—	15,855
Corporate Bonds	36,355	586	(55)	36,886
Collateralized mortgage obligations	168,795	1,895	(1,090)	169,600
Asset-backed securities	165,347	2,468	(322)	167,493
Collateralized debt obligations	17,941	—	(7,984)	9,957
	$582,141	$7,899	$(10,154)	$579,886

2011
U.S. Treasury	$1,501	$23	$—	$1,524
U.S. government agencies	43,112	286	—	43,398
U.S. government agency mortgage-backed	152,473	1,553	(19)	154,007
States and political subdivisions	12,152	1,657	—	13,809
Corporate Bonds	32,357	14	(982)	31,389
Collateralized mortgage obligations	25,616	242	(736)	25,122
Asset-backed securities	28,755	—	(414)	28,341
Collateralized debt obligations	17,892	—	(7,918)	9,974
	$313,858	$3,775	$(10,069)	$307,564

During the twelve months ended December 31, 2012, we added $272.3 million to the available-for-sale portfolio (net of payoffs, maturities, calls, amortization and accretion).  This change is largely found in the collateralized mortgage obligations and asset-backed securities components.

Securities valued at $210.1 million as of December 31, 2012 (up from $40.9 million at year-end 2011) were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2012 by contractual maturity, were as set forth below.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized mortgage obligations and collateralized debt obligations (“CDO”) are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$4,967	1.77%	$4,991
Due after one year through five years	29,100	1.93%	29,848
Due after five years through ten years	34,110	2.92%	35,018
Due after ten years	34,165	3.61%	34,241
	102,342	2.81%	104,098
Mortgage-backed and collateralized mortgage obligations	296,511	1.77%	298,338
Asset-backed	165,347	1.30%	167,493
Collateralized debt obligations	17,941	1.75%	9,957
	$582,141	1.82%	$579,886

At December 31, 2012 and 2011, CDOs held, as issued by Trapeza CDO XIII, Ltd, were greater than 10% of stockholders’ equity.  Additional detailed information related to these securities is provided below.

Securities with unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
2012	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	4	$120	$17,039	—	$—	$—	4	$120	$17,039
U.S. government agency mortgage-backed	12	583	53,184	—	—	—	12	583	53,184
Corporate bonds	4	55	9,724	—	—	—	4	55	9,724
Collateralized mortgage obligations	6	1,060	37,778	1	30	2,343	7	1,090	40,121
Asset-backed securities	6	322	37,488	—	—	—	6	322	37,488
Collateralized debt obligations	—	—	—	2	7,984	9,957	2	7,984	9,957
	32	$2,140	$155,213	3	$8,014	$12,300	35	$10,154	$167,513

	Less than 12 months			Greater than 12 months
	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
2011	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agency mortgage-backed	4	$19	$27,935	—	$—	$—	4	$19	$27,935
Corporate bonds	11	982	28,605	—	—	—	11	982	28,605
Collateralized mortgage obligations	3	736	9,032	—	—	—	3	736	9,032
Asset-backed securities	4	414	28,341	—	—	—	4	414	28,341
Collateralized debt obligations	—	—	—	2	7,918	9,974	2	7,918	9,974
	22	$2,151	$93,913	2	$7,918	$9,974	24	$10,069	$103,887

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

Recognition of OTTI was not necessary in the years ended December 31, 2012 or 2011.  The changes in fair values related more to interest rate fluctuations and other market factors and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled CDOs decreased slightly from 28.4% at December 31, 2011 to 27.7% at December 31, 2012.  An increase in rates will generally cause a decrease in the fair value of individual securities while a decrease in rates typically results in an increase in fair value.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDOs, which also impacted market pricing for the periods presented.  In the case of the CDOs fair value measurement, management supplemented its assessment with a third party discounted cash flow analysis, and included a risk premium adjustment as of both December 31, 2012 and 2011, to reflect an estimated amount that a market participant would demand because of uncertainty in cash flows.  Management estimated that the present value of cash flows would allow the Bank to recover the amortized cost of those securities.  Management made the risk premium adjustment initially because the level of market activity for the CDOs security had continued to decrease and information on orderly transaction sales was not generally available.  Accordingly, management has designated this security as a level 3 security as described in Note 17.  Management does not have the intent to sell the above securities, and it is more likely than not that the Company will not have to sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDOs, Trapeza CDO XIII, Ltd, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions. This CDO was rated AAA at the time of purchase by the Company.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating (1)	Issuance	Amount	Collateral %	Amount	Collateral %
December 31, 2012
Class A1	$9,038	$5,768	$(3,270)	BB+	63	$208,000	27.7%	$190,982	25.5%
Class A2A	8,903	4,189	(4,714)	B+	63	208,000	27.7%	93,982	12.5%
	$17,941	$9,957	$(7,984)

December 31, 2011
Class A1	$9,136	$5,584	$(3,552)	CCC+	63	$212,750	28.4%	$181,630	24.2%
Class A2A	8,756	4,390	(4,366)	CCC-	63	212,750	28.4%	84,630	11.3%
	$17,892	$9,974	$(7,918)

(1) Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of December 31, 2012, and December 31, 2011. The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of December 31, 2012, and December 31, 2011

	Years ended December 31,
	2012	2011
Proceeds from sales of securities	$223,860	$26,281
Gross realized gains on securities	1,937	738
Gross realized losses on securities	(362)	(107)
Securities gains, net	$1,575	$631
Income tax expense on net realized gains	$641	$258

Note 4: Loans

Major classifications of loans at December 31 were as follows:

	2012	2011
Commercial	$86,941	$98,099
Real estate - commercial	579,687	704,492
Real estate - construction	42,167	71,436
Real estate - residential	414,543	477,200
Consumer	3,101	3,789
Overdraft	994	457
Lease financing receivables	6,060	2,087
Other	16,451	11,498
	1,149,944	1,369,058
Net deferred loan fees and costs	106	(73)
	$1,150,050	$1,368,985

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 90.1% and 91.5% of the portfolio at December 31, 2012, and December 31, 2011, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2012 and December 31, 2011 were as follows:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$159	$—	$—	$159	$92,080	$762	$93,001	$—
Real estate - commercial
Owner occupied general purpose	1,580	50	—	1,630	119,994	5,487	127,111	—
Owner occupied special purpose	172	—	—	172	149,439	11,433	161,044	—
Non-owner occupied general purpose	—	1,046	—	1,046	128,817	13,436	143,299	—
Non-owner occupied special purpose	—	4,304	—	4,304	69,299	477	74,080	—
Retail properties	—	—	—	—	37,732	10,532	48,264	—
Farm	—	—	—	—	23,372	2,517	25,889	—
Real estate - construction
Homebuilder	—	—	—	—	4,469	1,855	6,324	—
Land	—	—	—	—	2,747	254	3,001	—
Commercial speculative	—	—	—	—	10,755	6,587	17,342	—
All other	300	215	68	583	14,360	557	15,500	68
Real estate - residential
Investor	276	164	—	440	140,141	9,910	150,491	—
Owner occupied	3,151	375	21	3,547	110,735	9,918	124,200	21
Revolving and junior liens	888	203	—	1,091	134,990	3,771	139,852	—
Consumer	3	—	—	3	3,075	23	3,101	—
All other(1)	—	—	—	—	17,551	—	17,551	—
	$6,529	$6,357	$89	$12,975	$1,059,556	$77,519	$1,150,050	$89

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$161	$20	$—	$181	$98,840	$1,165	$100,186	$—
Real estate - commercial
Owner occupied general purpose	912	—	—	912	137,250	12,744	150,906	—
Owner occupied special purpose	—	39	—	39	172,624	16,564	189,227	—
Non-owner occupied general purpose	471	—	318	789	147,099	12,893	160,781	318
Non-owner occupied special purpose	—	—	—	—	107,425	1,814	109,239	—
Retail properties	—	—	—	—	42,535	15,897	58,432	—
Farm	197	—	—	197	34,136	1,574	35,907	—
Real estate - construction
Homebuilder	—	—	—	—	8,725	10,193	18,918	—
Land	—	—	—	—	7,976	2,025	10,001	—
Commercial speculative	—	669	—	669	5,154	14,217	20,040	—
All other	—	74	—	74	17,714	4,689	22,477	—
Real estate - residential
Investor	338	3,562	—	3,900	162,101	15,111	181,112	—
Owner occupied	3,414	573	—	3,987	119,266	15,059	138,312	—
Revolving and junior liens	1,525	166	—	1,691	153,244	2,841	157,776	—
Consumer	8	—	—	8	3,781	—	3,789	—
All other(1)	—	—	—	—	11,882	—	11,882	—
	$7,026	$5,103	$318	$12,447	$1,229,752	$126,786	$1,368,985	$318

(1) The above loan totals include net unearned and deferred loan fees and costs included in All other.

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

Credit Quality Indicators by class of loans as of December 31, 2012 and December 31, 2011 were as follows:

December 31, 2012	Pass	Special Mention	Substandard (1)	Doubtful	Total Loans
Commercial	$88,071	$3,867	$1,063	$—	$93,001
Real estate - commercial
Owner occupied general purpose	113,118	2,995	10,998	—	127,111
Owner occupied special purpose	134,152	9,036	17,856	—	161,044
Non-owner occupied general purpose	105,192	14,273	23,834	—	143,299
Non-owner occupied special purpose	68,682	3,911	1,487	—	74,080
Retail Properties	32,715	1,873	13,676	—	48,264
Farm	21,262	2,110	2,517	—	25,889
Real estate - construction
Homebuilder	1,318	2,196	2,810	—	6,324
Land	2,747	—	254	—	3,001
Commercial speculative	7,122	—	10,220	—	17,342
All other	14,607	37	856	—	15,500
Real estate - residential
Investor	123,876	14,608	12,007	—	150,491
Owner occupied	110,858	396	12,946	—	124,200
Revolving and junior leins	133,992	166	5,694	—	139,852
Consumer	3,075	—	26	—	3,101
All other	17,331	220	—	—	17,551
Total	$978,118	$55,688	$116,244	$—	$1,150,050

December 31, 2011	Pass	Special Mention	Substandard (1)	Doubtful	Total Loans
Commercial	$94,456	$3,350	$2,380	$—	$100,186
Real estate - commercial
Owner occupied general purpose	115,175	11,695	24,036	—	150,906
Owner occupied special purpose	154,650	5,254	29,323	—	189,227
Non-owner occupied general purpose	102,178	19,292	39,311	—	160,781
Non-owner occupied special purpose	85,931	6,017	17,291	—	109,239
Retail Properties	26,391	11,660	20,381	—	58,432
Farm	26,629	5,605	3,673	—	35,907
Real estate - construction
Homebuilder	4,206	2,905	11,807	—	18,918
Land	3,755	3,032	3,214	—	10,001
Commercial speculative	1,306	—	18,734	—	20,040
All other	17,448	303	4,726	—	22,477
Real estate - residential
Investor	119,494	28,478	33,140	—	181,112
Owner occupied	118,658	271	19,383	—	138,312
Revolving and junior leins	151,928	821	5,027	—	157,776
Consumer	3,776	—	13	—	3,789
All other	10,755	1,127	—	—	11,882
Total	$1,036,736	$99,810	$232,439	$—	$1,368,985

(1)         The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of December 31, 2012 were as follows:

				Year to date
				December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$196	$229	$—	$354	$—
Commercial real estate
Owner occupied general purpose	4,473	5,021	—	4,616	—
Owner occupied special purpose	7,180	8,486	—	9,893	—
Non-owner occupied general purpose	14,356	17,381	—	11,329	270
Non-owner occupied special purpose	477	634	—	928	—
Retail properties	8,780	15,323	—	6,683	—
Farm	2,517	2,517	—	1,798	—
Construction
Homebuilder	4,155	4,729	—	7,413	119
Land	254	308	—	1,140	—
Commercial speculative	2,265	3,451	—	5,907	—
All other	78	168	—	2,193	—
Residential
Investor	5,168	6,979	—	4,075	—
Owner occupied	9,389	11,002	—	10,635	249
Revolving and junior liens	1,368	1,689	—	1,428	4
Consumer	23	23		11	—
Total impaired loans with no recorded allowance	60,679	77,940	—	68,403	642
With an allowance recorded
Commercial	566	619	458	610	—
Commercial real estate
Owner occupied general purpose	1,014	1,057	230	4,499	—
Owner occupied special purpose	4,253	6,200	712	4,106	—
Non-owner occupied general purpose	2,779	3,906	204	5,588	—
Non-owner occupied special purpose	—	—	—	217	—
Retail properties	1,752	1,812	1,102	6,531	—
Farm	—	—	—	248	—
Construction
Homebuilder	26	75	3	1,115	—
Land	—	—	—	—	—
Commercial speculative	4,322	6,613	757	4,495	—
All other	479	649	353	430	—
Residential
Investor	4,742	5,954	477	8,514	—
Owner occupied	5,909	6,923	1,089	7,141	40
Revolving and junior liens	2,464	2,625	874	1,908	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	28,306	36,433	6,259	45,402	40
Total impaired loans	$88,985	$114,373	$6,259	$113,805	$682

Impaired loans by class of loan as of December 31, 2011 were as follows:

				Year to date
				December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$512	$560	$—	$271	$—
Commercial real estate
Owner occupied general purpose	4,759	6,538	—	5,632	—
Owner occupied special purpose	12,606	15,862	—	11,659	—
Non-owner occupied general purpose	8,301	11,734	—	9,659	218
Non-owner occupied special purpose	1,380	1,545	—	2,563	—
Retail properties	4,586	5,920	—	7,416	—
Farm	1,078	1,198	—	910	—
Construction
Homebuilder	10,672	17,643	—	15,540	134
Land	2,025	6,222	—	5,799	—
Commercial speculative	9,549	27,134	—	9,629	—
All other	4,309	6,576	—	4,979	—
Residential
Investor	2,981	11,927	—	7,594	—
Owner occupied	11,880	13,487	—	13,552	99
Revolving and junior liens	1,489	1,693	—	1,231	—
Consumer	—	—		4	—
Total impaired loans with no recorded allowance	76,127	128,039	—	96,438	451
With an allowance recorded
Commercial	653	740	392	2,144	—
Commercial real estate
Owner occupied general purpose	7,985	8,291	1,397	10,045	—
Owner occupied special purpose	3,958	5,448	407	9,616	—
Non-owner occupied general purpose	8,397	9,942	2,187	11,501	—
Non-owner occupied special purpose	434	437	98	4,375	—
Retail properties	11,311	12,389	3,506	12,719	—
Farm	496	496	28	248	—
Construction
Homebuilder	2,204	2,816	376	4,149	—
Land	—	—	—	5,522	—
Commercial speculative	4,668	5,371	1,683	4,920	—
All other	380	422	225	373	—
Residential
Investor	12,287	12,844	1,808	10,909	13
Owner occupied	8,373	9,762	626	9,316	164
Revolving and junior liens	1,352	1,656	321	969	—
Consumer	—	—	—	—	—
Total impaired loans with a recorded allowance	62,498	70,614	13,054	86,806	177
Total impaired loans	$138,625	$198,653	$13,054	$183,244	$628

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

TDR’s that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended 12/31/12
	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral(3)	3	$1,772	$1,369
Interest(4)	1	2,921	2,685
Other(5)	1	105	102
Real estate - construction
Interest(4)	1	460	412
Real estate - residential
Investor
Other(5)	1	174	174
Owner occupied
Deferral(3)	2	513	145
Bifurcate(1)	1	337	87
Other(5)	2	214	147
Revolving and junior liens
HAMP	1	117	61
	13	$6,613	$5,182

	TDR Modifications
	Twelve months ended 12/31/11
	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Commercial
Deferral(3)	1	$41	$17
Real estate - commercial
Deferral(3)	4	2,160	587
Bifurcate(1)	2	1,550	1,513
Real estate - construction
Deferral(3)	1	68	66
Bifurcate(1)	1	688	688
Real estate - residential
Investor
Deferral(3)	1	1,052	969
HAMP(2)	1	306	157
Owner occupied
HAMP(2)	3	515	405
Deferral(3)	2	264	265
	16	$6,644	$4,667

(1) Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

(2) HAMP: Home Affordable Modification Program

(3) Deferral: Refers to the deferral of principal

(4) Interest: Refers to change of interest rate

(5) Other: Change of terms from bankruptcy court

TDR’s are classified as being in default on a case-by-case when they fail to be in compliance with the modified terms.  The following table presents TDR’s that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity		TDR Default Activity
	Twelve Months ending December 31, 2012		Twelve Months ending December 31, 2011
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - commercial
Owner occupied general purpose	—	$—	2	$1,702
Non-owner occupied general purpose	—	—	1	331
Real estate - construction
Commercial speculative	1	460	1	68
Real estate - residential
Investor	—	—	2	1,248
Owner occupied	—	—	11	1,803
	1	$460	17	$5,152

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2012.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2012	2011
Beginning balance	$4,318	$6,171
New loans	13,486	9,306
Repayments and other reductions	(14,118)	(9,461)
Change in related party status	(100)	(1,698)
Ending balance	$3,586	$4,318

The decrease in related party loans was related to the retirement of one director.  No loans to principal officers, directors, and their affiliates were past due greater than 90 days at December 31, 2012 or 2011.

Note 5: Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment as of and for the year ending December 31, 2012 were as follows:

	Commercial	Real Estate Commercial(1)	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	344	13,508	4,969	8,406	638	—	27,865
Recoveries	115	3,576	3,420	583	487	—	8,181
Provision	(324)	(738)	(2,551)	6,023	445	3,429	6,284
Ending balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597

Ending balance: Individually evaluated for impairment	$458	$2,248	$1,113	$2,440	$—	$—	$6,259
Ending balance: Collectively evaluated for impairment	$4,059	$17,852	$2,724	$2,095	$1,178	$4,430	$32,338

Loans:
Ending balance	$93,001	$579,687	$42,167	$414,543	$3,101	$17,551	$1,150,050
Ending balance: Individually evaluated for impairment	$762	$47,581	$11,579	$29,040	$23	$—	$88,985
Ending balance: Collectively evaluated for impairment	$92,239	$532,106	$30,588	$385,503	$3,078	$17,551	$1,061,065

(1) As of December 31, 2012, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $22.7 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $1.8 million at December 31, 2012.

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
Allowance for loan losses:
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

Loans:
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

Note 6: Other Real Estate Owned

Details related to the activity in the net OREO portfolio for the periods presented is itemized in the following table:

	Twelve Months Ended
	December 31,
Other real estate owned	2012	2011
Beginning balance	$93,290	$75,613
Property additions	32,121	71,915
Development improvements	701	2,984
Less:
Property Disposals	36,854	41,813
Period valuation adjustments	16,835	15,409
Other real estate owned	$72,423	$93,290

Activity in the valuation allowance was as follows:

	2012	2011
Balance at beginning of year	$23,462	$22,220
Provision for unrealized losses	16,385	15,114
Reductions taken on sales	(8,843)	(14,167)
Other adjustments	450	295
Balance at end of year	$31,454	$23,462

Expenses related to foreclosed assets includes:

	2012	2011
Gain on sales, net	$(2,198)	$(1,311)
Provision for unrealized losses	16,385	15,114
Operating expenses	7,973	9,242
Less:
Lease revenue	3,497	3,635
	$18,663	$19,410

Note 7: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2012			2011
		Accumulated			Accumulated
	Cost	Depreciation/ Amortization	Net Book Value	Cost	Depreciation/ Amortization	Net Book Value
Land	$17,474	$—	$17,474	$18,846	$—	$18,846
Buildings	45,759	19,574	26,185	46,863	19,577	27,286
Leasehold improvements	74	72	2	74	70	4
Furniture and equipment	38,681	35,340	3,341	43,217	38,876	4,341
	$101,988	$54,986	$47,002	$109,000	$58,523	$50,477

Note 8: Deposits

Major classifications of deposits at December 31 were as follows:

	2012	2011
Noninterest bearing demand	$379,451	$361,963
Savings	216,305	196,870
NOW accounts	286,860	275,957
Money market accounts	323,811	288,508
Certificates of deposit of less than $100,000	318,844	390,530
Certificates of deposit of $100,000 or more	191,948	226,953
	$1,717,219	$1,740,781

The Company has no brokered certificates of deposit as of December 31, 2012, to comply with the brokered deposit restrictions contained within its previously disclosed Consent Order.  The above table includes brokered certificates of deposit of less than $100,000 in the amount of $135,000 and brokered certificates of deposit of $100,000 or more in the amount of $795,000 as of December 31, 2011.  Deposits held by senior officers and directors, including their related interests, totaled $2.1 million and $1.8 million, respectively, as of December 31, 2012, and 2011.

At December 31, 2012, scheduled maturities of time deposits were as follows:

2013	$244,695
2014	183,189
2015	51,245
2016	18,579
2017	13,084
Total	$510,792

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31:

	2012	2011
3 months or less	$20,701	$65,073
Over 3 months through 6 months	15,594	27,378
Over 6 months through 12 months	52,609	44,394
Over 12 months	103,044	90,108
	$191,948	$226,953

Note 9: Borrowings

Borrowings at December 31 are as follows:

	2012	2011
Securities sold under agreement to repurchase agreements	$17,875	$901
FHLB advances(1)	100,000	—
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$221,753	$104,779

(1)Included in other short-term borrowing on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date.  All sweep repurchase agreements are treated as financings secured by U. S. Government agencies and Collateralized mortgage-backed securities with a carrying amount of $26.0 million at December 31, 2012, and $3.7 million at December 31, 2011.  At year end 2012, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The following table is a summary of additional information related to repurchase agreements:

	2012	2011
Average daily balance during the year	$4,826	$1,957
Average interest rate during the year	0.04%	0.04%
Maximum month-end balance during the year	$17,875	$2,827
Weighted average interest rate at year-end	0.05%	0.03%

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans.  As of December 31, 2012, there were advances totaling $100.0 million on FHLBC stock of $6.4 million and collateralized loan balances of $129.5 million.  All $100.0 million was paid off and not replaced during the month of January 2013, with $50.0 million being repaid on January 4, 2013, $15.0 million maturing on January 16, 2013, and $35.0 million maturing on January 23, 2013.  On January 30, 2013, an advance of $40.0 million was taken on FHLBC stock, which is scheduled to mature on March 20, 2013.  At December 31, 2011, there were no advances on the FHLBC stock of $9.3 million and loans totaling $48.4 million.  The Company has also established borrowing capacity at the FRB that was not used at either December 31, 2012, or December 31, 2011.  The Company currently has $41.4 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility, which began in January 2008, was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line that matured on March 31, 2010, and $500,000 in term debt (together, the “Senior Debt”), and $45.0 million of subordinated debt (the Subordinated Debt”).  The Subordinated Debt and the term debt portions of the Senior Debt mature on March 31, 2018.  The interest rate on the Senior Debt resets quarterly and is at the Company’s option, at the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Senior Debt when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2011, and December 31, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement described in Note 15, the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The senior credit facility agreement contains usual and customary provisions regarding acceleration of the Senior Debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties and financial and negative covenants.  At December 31, 2012, the Company continued to be out of compliance with two of the financial covenants contained within the senior credit facility agreement.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the Senior Debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the term debt portion of the Senior Debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2013	$117,875	0.12%	$901	0.03%
2014	—	—	—	—
2015	—	—	—	—
2016	—	—	—	—
2017	—	—	—	—
Thereafter	103,878	4.95%	103,878	4.95%
Total	$221,753	2.38%	$104,779	4.91%

Note 10: Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities were sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and can be exercised by the Company from time to time thereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 20.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010, on the deferred payments totaled $11.7 million and $6.8 million at December 31, 2012 and December 31, 2011, respectively.

Note 11: Income Taxes

Income tax expense (benefit) for the year ended December 31 was as follows:

	2012	2011
Current federal	$—	$—
Current state	—	—
Deferred federal	(302)	(719)
Deferred state	(436)	(5,214)
Deferred tax valuation allowance	738	5,933
	$—	$—

The following were the components of the deferred tax assets and liabilities as of December 31:

	2012	2011
Allowance for loan losses	$18,236	$24,361
Deferred compensation	679	628
Amortization of core deposit intangible assets	965	583
Goodwill amortization/impairment	16,796	18,322
Stock option expense	785	1,111
OREO write downs	16,632	10,094
Federal net operating loss (“NOL”) carryforward	20,736	19,810
State net operating loss (“NOL”) carryforward	10,186	9,740
Deferred tax credit	1,444	1,444
Other assets	585	408
Total deferred tax assets	87,044	86,501

Accumulated depreciation on premises and equipment	(1,063)	(1,265)
Accretion on securities	(122)	(37)
Mortgage servicing rights	(1,819)	(1,538)
State tax benefits	(7,315)	(7,201)
Other liabilities	(217)	(690)
Total deferred tax liabilities	(10,536)	(10,731)
Net deferred tax asset before valuation allowance	76,508	75,770
Tax benefit on net unrealized losses on securities	928	2,592
Valuation allowance	(76,508)	(75,770)
Net deferred tax asset	$928	$2,592

At December 31, 2012, the Company had $59.2 million federal net operating loss carryforward of which, $23.1 million expires in 2030, $29.5 million expires in 2031 and $6.6 million expires in 2032.  The Company had $107.2 million state net operating loss carryforward of which, $29.2 million expires in 2024, and $78.0 million expires in 2025.  In addition, the Company had $1.4 million alternative minimum tax credit that can be carried forward indefinitely.

The components of the provision for deferred income tax expense (benefit) were as follows:

	2012	2011
Provision for loan losses	$6,125	$9,474
Deferred Compensation	(51)	113
Amortization of core deposit intangible assets	(382)	(48)
Stock option expense	326	17
OREO write downs	(6,538)	(900)
Federal net operating loss carryforward	(926)	(11,921)
State net operating loss carryforward	(446)	(4,651)
Depreciation	(202)	(200)
Net premiums and discounts on securities	85	35
Mortgage servicing rights	281	(99)
Goodwill amortization/impairment	1,526	628
State tax benefits	114	1,836
Valuation allowance	738	5,933
Other, net	(650)	(217)
Total expense	$—	$—

Effective tax rates differ from federal statutory rates applied to financial statement loss due to the following:

	2012	2011
Tax at statutory federal income tax rate	$(25)	$(2,274)
Nontaxable interest income, net of disallowed interest deduction	(192)	(216)
BOLI income	(563)	(570)
State income taxes, net of federal benefit	(53)	(434)
Change in valuation allowance	738	5,933
Deficiency from restricted stock	299	346
Impact of Illinois tax rate change	—	(2,991)
Other, net	(204)	206
Tax at effective tax rate	$—	$—

The Illinois corporate tax rate for income earned on or after January 1, 2011 was increased and the impact on deferred tax assets including any valuation reserve was adjusted at that time.  Corporate tax rates rose from 7.3% to 9.5%, inclusive of the Illinois personal property replacement tax of 2.5%, for income earned from January 1, 2011, through December 31, 2014.

Note 12: Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 10,925 at December 31, 2012.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in 2012 or 2011.  All stock options are granted for a term of ten years.

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s board of directors has discretionary authority to change some terms including the amount of time until the units vest.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged against income for those plans was $291,000 and $951,000, in 2012 and 2011, respectively.

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

There were no stock options exercised during 2012 or 2011.  The Company did not grant any options of the Company’s common stock during either of those periods.  There was no unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan as of December 31, 2012.  Total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan was less than $1,000 as of December 31, 2011, and was recognized over a weighted-average period of 0.08 years.

A summary of stock option activity in the Incentive Plan is as follows for the year ended December 31,2012:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Beginning outstanding	500,000	$27.34
Canceled	(28,500)	25.54
Expired	(62,000)	18.81
Ending outstanding	409,500	$28.75	3.0	$—

Exercisable at end of year	409,500	$28.75	3.0	$—

A summary of changes in the Company’s non-vested options in the Incentive Plan is as follows for the year ended December 31, 2012:

	2012
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1	4,000	$2.01
Forfeited	(500)	2.01
Vested	(3,500)	2.01
Non-vested at December 31	—	—

Under the incentive plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Both restricted stock and restricted units were granted in 2011 and both are redeemable in common stock when they vest.  There were 60,000 restricted awards issued in 2012 and 156,320 in 2011.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s non-vested restricted awards are as follows for the year ended December 31, 2012:

	2012
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Non-vested at January 1	426,192	$4.15
Granted	60,000	1.25
Vested	(144,976)	7.14
Forfeited	(13,296)	3.28
Non-vested at December 31	327,920	2.21

As of December 31, 2012, there was $96,000 of total unrecognized compensation cost related to non-vested restricted awards granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.9 years.  There were 144,976 and 98,770 shares that vested during the years ended December 31, 2012 and 2011, respectively.

Note 13: Loss per Share

	2012	2011
Basic loss per share:
Weighted-average common shares outstanding	14,074,188	14,019,920
Weighted-average common shares less stock based awards	13,876,129	13,785,011
Weighted-average common shares stock based awards	331,123	435,811
Net loss from Operations	$(72)	$(6,498)
Dividends on preferred shares	4,987	4,730
Net loss available to common stockholders	(5,059)	(11,228)
Common stock dividends	—	—
Un-vested share-based payment awards	—	—
Undistributed Loss	(5,059)	(11,228)
Basic loss per share common undistributed loss	(0.36)	(0.79)
Basic earnings per share common distributed earnings	—	—
Basic loss per share of common stock	$(0.36)	$(0.79)

Weighted-average common shares outstanding	14,074,188	14,019,920
Dilutive effect of nonvested restricted awards	133,064	200,902
Diluted average common shares outstanding	14,207,252	14,220,822
Net loss available to common stockholders	$(5,059)	$(11,228)

Diluted loss per share	$(0.36)	$(0.79)

Number of antidilutive options excluded from the diluted loss per share calculation	1,224,839	1,315,339

The above loss per share calculation did not include 815,339 in common stock warrants that were outstanding as of December 31, 2012.

Note 14: Commitments

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

The following table is a summary of financial instrument commitments (in thousands):

	December 31, 2012			December 31, 2011
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$5	$3,378	$3,383	$—	$2,837	$2,837
Commercial standby	—	51	51	—	375	375
Performance standby	1,630	4,217	5,847	1,527	7,027	8,554
	1,635	7,646	9,281	1,527	10,239	11,766

Non-borrower:
Financial standby	—	—	—	—	550	550
Commercial standby	—	—	—	—	—	—
Performance standby	240	1,125	1,365	240	2,084	2,324
	240	1,125	1,365	240	2,634	2,874
Total letters of credit	$1,875	$8,771	$10,646	$1,767	$12,873	$14,640

Unused loan commitments:	$58,330	$195,290	$253,620	$55,184	$208,663	$263,847

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house ATM’s.  As of December 31, 2012, the estimated aggregate minimum annual rental commitments under these leases total $125,000 in 2013, $113,000 in 2014, $95,000 in 2015, and $58,000 in 2016.  The Company also receives rental income on certain leased properties.  As of December 31, 2012, aggregate future minimum rentals to be received under non-cancelable leases totaled $393,000.  Total facility net operating lease revenue/expense recorded under all operating leases was $50,000 of revenue in 2012, and $69,000 of revenue in 2011.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $941,000 in 2012 and $903,000 in 2011.

Legal proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc.  Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  The complaint seeks equitable and as-of-yet unquantified monetary relief.  Though the Company believes that it, its affiliates, and its officers and employees have acted, and continue to act, in compliance with ERISA law with respect to these matters, without conceding liability, the named defendants have negotiated a settlement in principle with the plaintiffs.  On February 26, 2013, the plaintiffs requested the court’s preliminary approval of the parties’ settlement agreement.  The Company and its legal counsel expect that the settlement agreement will be approved, and that the plaintiffs will therefore dismiss the litigation with a release of all claims.  If approved, the settlement agreement will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company because the entire settlement amount will be paid by the Company’s insurers.

In addition to the matter above, the Company and its subsidiaries, from time to time, pursue collection suits in the ordinary course of business against their debtors and are defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company based on all known information at this time.

Note 15: Regulatory & Capital Matters

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

The capital ratio objectives in the OCC agreement have been exceeded since June 30, 2011.  At December 31, 2012, the Bank’s Tier 1 capital ratio was 9.67%, up 33 basis points from December 31, 2011, and 92 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total risk-based capital ratio at December 31, 2012 was 14.86%, up 189 basis points from December 31, 2011, and 361 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”) designed to maintain the financial soundness of the Company.  Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order it entered into with the OCC on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit and has submitted certain reports to the FRB with respect to the foregoing requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2012, and December 31, 2011.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

At December 31, 2012, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under regulatory defined capital ratios and exceeded the heightened capital requirements set forth in the Consent Order.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
	Actual		for Capital		to be Well
	at year-end		Adequacy Purposes		Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total capital to risk weighted assets
Consolidated	$189,465	13.62%	$111,286	8.00%	N/A	N/A
Old Second Bank	206,496	14.86	111,169	8.00	$138,961	10.00
Tier 1 capital to risk weighted assets
Consolidated	94,816	6.81	55,692	4.00	N/A	N/A
Old Second Bank	188,873	13.59	55,592	4.00	83,388	6.00
Tier 1 capital to average assets
Consolidated	94,816	4.85	78,199	4.00	N/A	N/A
Old Second Bank	188,873	9.67	78,127	4.00	97,659	5.00

2011
Total capital to risk weighted assets
Consolidated	$191,439	12.38%	$123,709	8.00%	N/A	N/A
Old Second Bank	200,716	12.97	123,803	8.00	$154,754	10.00
Tier 1 capital to risk weighted assets
Consolidated	95,986	6.21	61,827	4.00	N/A	N/A
Old Second Bank	180,981	11.70	61,874	4.00	92,811	6.00
Tier 1 capital to average assets
Consolidated	95,986	4.98	77,097	4.00	N/A	N/A
Old Second Bank	180,981	9.34	77,508	4.00	96,885	5.00

(1) The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios that it has agreed to maintain with the OCC contained within the Consent Order.

The Company’s credit facility with Bank of America includes $45.0 million in Subordinated Debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as

Tier 2 regulatory capital.  Preferred stock under the CPP qualifies as Tier 1.  As of December 31, 2011, trust preferred proceeds of $25.9 million qualified as Tier 1 regulatory capital and $30.7 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals: In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2011 operating loss, funds were no longer available for the payment of dividends by the Bank to the Company continued at December 31, 2012.

As discussed in Notes 1 and 10, as of December 31, 2012, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which were approximately $4.9 million in the year ended December 31, 2012, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of December 31, 2012 was $11.7 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Preferred Stock.  In August 2010, the Company also announced the payment deferral of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of such deferred Series B Preferred Stock dividends as of December 31, 2012 was $9.1 million.

Further detail on the subordinated debentures, the Series B Preferred Stock and the deferral of interest and dividends thereon is described in Notes 10 and 20 of this report.

Note 16: Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to sell mortgage-backed securities (“MBS”) contracts for the future delivery to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These contracts are also derivatives and collectively with the forward commitments for the future delivery of mortgage loans are considered forward contracts.  These mortgage banking derivatives are not designated in hedge relationships using the accepted accounting for derivative instruments and hedging activities at December 31 (dollars in thousands).

	2012	2011
Forward contracts:
Notional amount	$28,000	$26,000
Fair value	1,393	889
Change in fair value	(85)	(214)

Rate lock commitments:
Notional amount	$20,855	$21,266
Fair value	1,488	882
Change in fair value	652	321

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.  The Company sold $303.6 million in loans to investors of which $189.6 million or 62.5% were sold to Federal National Mortgage Association and $58.2 million, or 19.2% were sold to Wells Fargo in the year ended December 31, 2012.  No other individual investor was sold more than 10% of the total loans sold.

Periodic changes in value of both forward MBS contracts and rate lock commitments are reported in current period earnings as net gain on sale of mortgage loans.  Net gain recognized in earnings for the years ended December 31, 2012 and 2011 were $567,000 and $107,000, respectively.

Note 17: Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value hierarchy established by the Company also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs that may be used to measure fair value are:

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the year ended December 31, 2012 and 2011, there were no significant transfers between levels.

Securities available-for-sale are valued primarily by a third party pricing agent and both the market and income valuation approaches are implemented.  The Company uses the following methods and significant assumptions to estimate fair value:

•                  Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•                  Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are primarily priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.

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

•                  CDOs are collateralized by trust preferred security issuances of other financial institutions.  CDOs are valued utilizing a discounted cash flow analysis.  To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis.  Changes in unobservable inputs such as future cash flows, prepayment speeds and market rates which may result in a significantly higher or lower fair value measurement.  Due to the significant amount of unobservable inputs for the security and limited market activity, these securities are considered Level 3 valuations.

•                  Asset-backed securities are priced using a single expected cash flow stream model using trades, covers, bids, offers and price for similar bonds as well as prepayment and default projections based on historical statistics of the underlying collateral and current market data.

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

•                  The fair value of MSRs is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income to derive the resultant value.  The Company is able to compare the valuation model inputs, such as the discount rate, prepayment speeds, weighted average delinquency and foreclosure/bankruptcy rates  to widely available published industry data for reasonableness.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, 2012 and December 31, 2011, respectively, which are measured by the Company at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,507	$—	$—	$1,507
U.S. government agencies	—	49,850	—	49,850
U.S. government agency mortgage-backed	—	128,738	—	128,738
States and political subdivisions	—	15,723	132	15,855
Corporate Bonds	—	36,886	—	36,886
Collateralized mortgage obligations	—	169,600	—	169,600
Asset-backed securities		167,493	—	167,493
Collateralized debt obligations	—	—	9,957	9,957
Loans held-for-sale	—	9,571	—	9,571
Mortgage servicing rights	—	—	4,116	4,116
Other assets (Interest rate swap agreements net of swap credit valuation)	—	1,349	(47)	1,302
Other assets (Mortgage banking derivatives)	—	567	—	567
Total	$1,507	$579,777	$14,158	$595,442

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$1,349	$—	$1,349
Other liabilities (Interest rate lock commitments to borrowers)	—	5	—	5
Total	$—	$1,354	$—	$1,354

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,524	$—	$—	$1,524
U.S. government agencies	—	43,398	—	43,398
U.S. government agency mortgage-backed	—	154,007	—	154,007
States and political subdivisions	—	13,671	138	13,809
Corporate Bonds	—	31,389	—	31,389
Collateralized mortgage obligations	—	25,122	—	25,122
Asset-backed securities		28,341	—	28,341
Collateralized debt obligations	—	—	9,974	9,974
Loans held-for-sale	—	12,806	—	12,806
Mortgage servicing rights	—	—	3,487	3,487
Other assets (Interest rate swap agreements net of swap credit valuation)	—	3,152	(80)	3,072
Other assets (Mortgage banking derivatives)	—	107	—	107
Total	$1,524	$311,993	$13,519	$327,036

Liabilities:
Other liabilities (Interest rate swap agreements)	$—	$3,152	$—	$3,152
Other liabilities (Interest rate lock commitments to borrowers)	—	50	—	50
Total	$—	$3,202	$—	$3,202

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	Year Ended
	December 31, 2012
	Investment securities available-for-sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	172	—	(1,575)	33
Included in other comprehensive income	(66)	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	2,204	—
Settlements	(123)	(6)	—	—
Expirations	—	—	—	—
Ending balance December 31, 2012	$9,957	$132	$4,116	$(47)

	Year Ended
	December 31, 2011
	Investment securities available-for-sale
	Equity Securities	Collateralized Debt Obligations	States and political subdivisions	Mortgage Servicing Rights	Interest Rate Swap Valuation	Risk Participation Agreement
Beginning balance January 1, 2011	$6	$11,073	$3,000	$3,897	$(108)	$(38)
Transfers into Level 3	—	—	138	—	—	—
Transfers out of Level 3	—	—	(3,000)	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	—	148	—	(1,571)	28	38
Included in other comprehensive income	—	(1,122)	—	—	—	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—	—
Issuances	—	—	—	1,161	—	—
Settlements	(6)	(125)	—	—	—	—
Expirations	—	—	—	—	—	—
Ending balance December 31, 2011	$—	$9,974	$138	$3,487	$(80)	$—

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2012:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Collateralized Debt Obligations	$9,957	Discounted Cash Flow	Discount Rate	Libor + 6%-7%	6.4%
			Prepayment %	0%-76%	16.4%
			Default range	3.1%-100%	19.1%
Mortgage Servicing rights	4,116		Discount Rate	10.5%	10.5%
		Discounted Cash Flow	Prepayment Speed	15.8%	15.8%
Interest Rate Swap Valuation	(47)	Management estimate of credit risk exposure	Probability of Default	2%-31%	17.9%

The $132,000 on the State and political subdivisions line at December 31, 2012 under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized under Level 3 based on the  payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of, impaired loans and OREO. For assets measured at fair value on a nonrecurring basis on hand at December 31, 2012 and December 31, 2011, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans(1)	$—	$—	$21,543	$21,543
Other real estate owned, net(2)	—	—	72,423	72,423
Total	$—	$—	$93,966	$93,966

(1)  Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $27.8 million, with a valuation allowance of $6.3 million, resulting in a decrease of specific allocations within the provision for loan losses of $6.8 million for the year ending December 31, 2012.  The carrying value of loans fully charged off is zero.

(2)  OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $72.4 million, which is made up of the outstanding balance of $109.7 million, net of a valuation allowance of $31.4 million and participations of $5.9 million, at December 31, 2012, resulting in a charge to expense of $16.4 million for the year ended December 31, 2012.

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These assets include other real estate owned and impaired loans.  The Corporation has estimated the fair values of these assets based primarily on Level 3 inputs.  Other real estate and impaired loans are generally valued using the fair value of collateral provided by third party appraisals.  These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

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

Note 18: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $7.4 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2012.  The Bank had $5.2 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2011.  In connection with each transaction, the Bank agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 17 above.  In addition to the above activity related to nonperforming CRE loans, management also unwound four separate loan related interest rate swaps that had a contractual priority to the collateral position in the underlying properties.  At December 31, 2012, the notional amount of non-hedging interest rate swaps was $82.1 million with a weighted average maturity of 1.3 years.  At December 31, 2011, the notional amount of non-hedging interest rate swaps was $117.8 million with a weighted average maturity of 2.24 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of December 31, 2012, and periodic changes in the values of the interest rate swaps and the risk participation agreement contract are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

	Notional or	Asset Derivatives		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$82,097	Other Assets	$1,302	Other Liabilities	$1,349
Commitments(1)	226,135	Other Assets	567	N/A	—
Forward contracts(2)	28,000	N/A	—	Other Liabilities	5
Total			$1,869		$1,354

(1)Includes unused loan commitments and interest rate lock commitments.

(2)Includes forward MBS contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2011.

	Notional or	Asset Derivatives		Liability Derivatives
	Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$117,756	Other Assets	$3,072	Other Liabilities	$3,152
Commitments(1)	237,970	Other Assets	107	N/A	—
Forward contracts(2)	26,000	N/A	—	Other Liabilities	50
Total			$3,179		$3,202

(1)Includes unused loan commitments, interest rate lock commitments, and forward rate lock.

(2)Includes forward mortgage backed securities and forward loan contracts.

Note 19: Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the CDOs included in investment securities includes a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities as discussed in detail in Note 17.  The carrying value of FHLB stock approximates fair value as the stock is nonmarketable, and can only be sold to the FHLB or another member institution at par.  During the year ended December 31, 2012, we participated in multiple redemptions with the FHLB and using the redemption values as the carrying value, FHLB stock has been transferred to a Level 2 fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.  The fair value of mortgage banking derivatives is discussed above in Note 16.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,221	$44,221	$44,221	$—	$—
Interest bearing deposits with financial institutions	84,286	84,286	84,286	—	—
Securities available-for-sale	579,886	579,886	1,507	568,290	10,089
FHLBC and FRB Stock	11,202	11,202	—	11,202	—
Bank-owned life insurance	54,203	54,203	—	54,203	—
Loans held for sale	9,571	9,571	—	9,571	—
Loans, net	1,111,453	1,118,711	—	—	1,118,711
Accrued interest receivable	5,252	5,252	—	5,252	—

Financial liabilities:
Noninterest bearing deposits	$379,451	$379,451	$379,451	$—	$—
Interest bearing deposits	1,337,768	1,347,603	—	1,347,603	—
Securities sold under repurchase agreements	17,875	17,875	—	17,875	—
Other short-term borrowings	100,000	100,000	—	100,000
Junior subordinated debentures	58,378	38,308	22,725	15,583	—
Subordinated debenture	45,000	28,206	—	28,206	—
Note payable and other borrowings	500	302	—	302	—
Borrowing interest payable	11,740	11,740	6,946	4,794	—
Deposit interest payable	1,006	1,006	—	1,006	—

	December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,692	$2,692	$2,692	$—	$—
Interest bearing deposits with financial institutions	48,257	48,257	48,257	—	—
Securities available-for-sale	307,564	307,564	1,524	295,928	10,112
FHLBC and FRB Stock	14,050	14,050	—	—	14,050
Bank-owned life insurance	52,595	52,595	—	52,595	—
Loans held for sale	12,806	12,806	—	12,806	—
Loans, net	1,316,988	1,352,335	—	—	1,352,335
Accrued interest receivable	5,708	5,708	—	5,708	—

Financial liabilities:
Noninterest bearing deposits	$361,963	$361,963	$361,963	$—	$—
Interest bearing deposits	1,378,818	1,382,663	—	1,382,663	—
Securities sold under repurchase agreements	901	901	—	901	—
Junior subordinated debentures	58,378	22,203	13,172	9,031	—
Subordinated debenture	45,000	24,532	—	24,532	—
Note payable and other borrowings	500	260	—	260	—
Borrowing interest payable	6,815	6,815	4,006	2,809	—
Deposit interest payable	1,718	1,718	—	1,718	—

Note 20: Preferred Stock

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

As discussed in Note 15, in August 2010, the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 10, the Company has elected to defer interest payments on certain of its subordinated debentures.  During the period in which preferred stock dividends are deferred such dividends continue to accrue.  However, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  A new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  During the first quarter of 2013, Treasury included the Company’s Series B Preferred Stock in an auction to third parties and Treasury sold substantially all of the Series B Preferred Stock to third party investors and certain of our directors.  It is anticipated that after the close of the initial auction that Treasury will sell the remaining shares of Series B Preferred Stock in a subsequent auction, which is expected to close either at the end of first quarter or early in the second quarter of 2013.  The total amount of such unpaid and deferred Series B Preferred Stock dividends as of December 31, 2012, was $9.1 million

The TARP Capital Purchase Program also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).  In connection with the issuance of the Series B Preferred Stock and warrants, the Company’s Senior Executive Officers (as defined in the Securities Purchase Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc. and the Treasury) (i) voluntarily waived any claim against Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the TARP Capital Purchase Program as well as EESA and acknowledged that the regulations may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements during the period Treasury owns the Series B Preferred Stock; and (ii) entered into a letter with the Company amending the benefit plans with respect to such Senior Executive Officers, during the period that Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of EESA.  If Treasury sells all of its Series B Preferred Stock to third parties, the Company will exit the TARP Capital Purchase Program and will no longer be subject to the executive compensation limitations included in EESA.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2012	2011
Assets
Noninterest bearing deposit with bank subsidiary	$3,554	$4,315
Investment in subsidiaries	192,988	184,058
Other assets	1,712	2,427
	$198,254	$190,800

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$58,378	$58,378
Subordinated debt	45,000	45,000
Other liabilities	22,324	13,420
Stockholders’ equity	72,552	74,002
	$198,254	$190,800

Condensed Statements of Operations for the years ended December 31 were as follows:

	2012	2011
Operating Income
Cash dividends received from subsidiaries	$—	$6,466
Interest income	—	20
Other income	189	138
	189	6,624
Operating Expenses
Junior subordinated debentures interest expense	4,925	4,577
Subordinated debt	903	822
Other interest expense	17	16
Other expenses	971	1,637
	6,816	7,052
Loss before income taxes and equity in undistributed net loss of subsidiaries	(6,627)	(428)
Income tax expense	—	—
Loss before equity in undistributed net loss of subsidiaries	(6,627)	(428)
Equity in undistributed net loss of subsidiaries	6,555	(6,070)
Net loss	(72)	(6,498)
Preferred stock dividends and accretion of discount	4,987	4,730
Net loss available to common stockholders	$(5,059)	$(11,228)

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2012	2011
Cash Flows from Operating Activities
Net loss	$(72)	$(6,498)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed net (income) loss of subsidiaries	(6,555)	6,070
Change in taxes payable	2,445	(9,644)
Change in other assets	(100)	(43)
Net premium amortization on securities	—	4
Stock-based compensation	291	951
Other, net	3,293	6,917
Net cash used in operating activities	(698)	(2,243)

Cash Flows from Investing Activities
Proceeds from the sales and maturities of securities available-for-sale	—	1,750
Net cash provided by investing activities	—	1,750

Cash Flows from Financing Activities
Purchases of treasury stock	(63)	(49)
Net cash used in financing activities	(63)	(49)
Net change in cash and cash equivalents	(761)	(542)
Cash and cash equivalents at beginning of year	4,315	4,857
Cash and cash equivalents at end of year	$3,554	$4,315

Note 22: Stockholders’ Rights Plan

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Plan and Tax Benefits Preservation Plan (the “Rights Plan”).  The Rights Plan amends the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Rights Plan will terminate if it is not ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  For a description of the Rights Plan, please refer to the Company’s Form 8-A, filed September 13, 2012.

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt pension plan qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) plan.  On January 1, 2011, the Plan was amended to eliminate the basic safe harbor match employer contribution and replace it with a discretionary employer match contribution.  For the period of January 1, 2011 through February 29, 2011, the Company contributed on behalf of each participant a discretionary matching contribution.  The contribution was equal to 100% of the participant’s deferral contributions that did not exceed 3% of compensation plus 50% of the deferrals that exceed 3% of compensation but did not exceed 5% of the participant’s compensation.  For the period March 1, 2011 through December 31, 2012, a discretionary match equal to 100% of the first 2% of the participant’s compensation was contributed to participants of the Plan.  Participants are 100% vested in the discretionary matching contributions.  The profit sharing portion of the 401(k) plan arrangement provides an annual discretionary contribution to the retirement account of each employee based in part on the Company’s profitability in a given year, and on each participant’s annual compensation.  Participants can choose between several different investment options under the 401(k) plan, including shares of the Company’s common stock.

The total expense relating to the 401(k) plan was approximately $441,000 and $470,000 in 2012 and 2011, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, non-qualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2012 and 2011 were $1.5 million and $1.4 million, respectively, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013, expressed an unqualified opinion.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 15, 2013

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Audit Committee

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 15, 2013, expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 15, 2013

Item 9B.  Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders as filed April 15, 2013, or form DEF 14A.  Such information shall be deemed “filed” with this Form 10-K.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year
Became Executive Officer
of the Registrant	Positions with Registrant

William B. Skoglund	Chairman of the Board
Age 62; 1992	President and CEO of the Company

J. Douglas Cheatham	Chief Financial Officer of the Company
Age 56; 1999	Executive Vice President

James L. Eccher	President and Chief Executive Officer of Old Second National Bank
Age 47; 2005

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders as filed April 15, 2013, on Form DEF 14A.  Such information shall be deemed “filed” with this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information required by this Item 12 that is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders as filed April 15, 2013, on Form DEF 14A, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information shall be deemed “filed” with this Form 10-K.

The table below sets forth the following information as of December 31, 2012 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	409,500	$28.75	10,925
Equity compensation plans not approved by security holders	—	—	—
Total	409,500	$28.75	10,925

Security holders approved 100,000 shares in 1994, 250,000 shares in 2002 and 575,000 in 2008 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders as filed April 15, 2013, on Form DEF 14A, under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”  Such information shall be deemed “filed” with this Form 10-K.

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information required by this Item 14 that is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders as filed April 15, 2013, on Form DEF 14A, under the caption “Ratification of Our Independent Registered Public Accountants.”  Such information shall be deemed “filed” with this Form 10-K.

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

DATE: March 20, 2013

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	March 20, 2013
William B. Skoglund
President and Chief Executive Officer
/s/ James Eccher	Old Second National Bank	March 20, 2013
James Eccher
Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 20, 2013
J. Douglas Cheatham

/s/ Edward Bonifas	Director	March 20, 2013
Edward Bonifas

/s/ Barry Finn	Director	March 20, 2013
Barry Finn

/s/ William Kane	Director	March 20, 2013
William Kane

/s/ John Ladowicz	Director	March 20, 2013
John Ladowicz

/s/ William Meyer	Director	March 20, 2013
William Meyer

/s/ Gerald Palmer	Director	March 20, 2013
Gerald Palmer

/s/ James Carl Schmitz	Director	March 20, 2013
James Carl Schmitz

/s/ Duane Suits	Director	March 20, 2013
Duane Suits

EXHIBIT INDEX

EXHIBIT NO.	Description of Exhibits

3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-3 filed by Old Second Bancorp, Inc., on May 13, 2010

3.2	Bylaws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007).

4.1

Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated September 12, 2012 (incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Old Second Bancorp, Inc., September 13, 2012).

4.2

Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

4.3	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 16, 2009).

10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2006 and incorporated herein by reference).

10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed with the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference).

10.3

Form of Indenture relating to trust preferred securities (filed as Exhibit 4.1 to the Company’s registration statement on the Company’s Form S-3 filed on May 20, 2003 and incorporated herein by reference).

10.4

Indenture between Old Second Bancorp, Inc. as issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2007 (filed as exhibit 99 (b) (2) to the Company’s Amendment No. 1 to Schedule TO filed on May 2, 2007 and incorporated herein by reference and incorporated herein by reference).

10.5	Old Second Bancorp, Inc. 2008 Long Term Incentive Plan (filed as Appendix A to the Company’s Form DEF14A filed on March 17, 2008 and incorporated herein by reference).

10.6	Compensation and Benefits Assurance Agreement for Mr. Eccher (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2005 and incorporated herein by reference).

10.7	Amended and Restated Voluntary Deferred Compensation Plan for Executives and Directors (filed as an Exhibit to the Company’s Form 8-K filed on March 28, 2005 and incorporated herein by reference).

10.8	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2005 and incorporated herein by reference).

10.9	Form of Amended Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2005 and incorporated herein by reference).

10.10

Loan and Subordinated Debenture Purchase Agreement, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as Exhibit 10.11 to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference).

10.11

Agreed Upon Terms and Procedures, dated January 31, 2008, between LaSalle Bank National Association (now Bank of America) and Old Second Bancorp, Inc. (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 17, 2008 and incorporated herein by reference).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) consolidated balance sheets at December 31, 2012 and December 31, 2011; (ii) consolidated statements of operations for year ended December 31, 2012 and December 31, 2011; (iii) consolidated statements of stockholders’ equity for the twelve months ended December 31, 2012 and December 31, 2011; (iv) consolidated statements of cash flows for the twelve months ended December 31, 2012 and December 31, 2011; and (v) Notes to consolidated financial statements, tagged as blocks of text and in detail.

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2012, nonemployee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Nonemployee directors of Old Second National Bank received a $13,000 annual retainer and directors who also serve as committee chair of the Compensation or Nominating Committees receive an $18,000 annual retainer and the Audit Committee financial expert received a $20,000 retainer in 2012.

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