Form 10-Q
period 2013-03-31
OLD SECOND BANCORP INC
filed 2013-05-15
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Yes ☐               No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 13, 2013, the Registrant had outstanding 13,882,910 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$17,202	$44,221
Interest bearing deposits with financial institutions	63,915	84,286
Cash and cash equivalents	81,117	128,507
Securities available-for-sale	575,746	579,886
Federal Home Loan Bank and Federal Reserve Bank stock	11,202	11,202
Loans held-for-sale	6,381	9,571
Loans	1,113,302	1,150,050
Less: allowance for loan losses	38,634	38,597
Net loans	1,074,668	1,111,453
Premises and equipment, net	47,356	47,002
Other real estate owned	65,663	72,423
Mortgage servicing rights, net	4,469	4,116
Core deposit, net	2,751	3,276
Bank-owned life insurance (BOLI)	54,610	54,203
Other assets	30,081	24,160
Total assets	$1,954,044	$2,045,799

Liabilities
Deposits:
Noninterest bearing demand	$351,328	$379,451
Interest bearing:
Savings, NOW, and money market	865,863	826,976
Time	501,065	510,792
Total deposits	1,718,256	1,717,219
Securities sold under repurchase agreements	20,802	17,875
Other short-term borrowings	-	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	35,254	34,275
Total liabilities	1,878,190	1,973,247

Stockholders’ Equity
Preferred stock	72,130	71,869
Common stock	18,780	18,729
Additional paid-in capital	66,109	66,189
Retained earnings	16,747	12,048
Accumulated other comprehensive loss	(2,202)	(1,327)
Treasury stock	(95,710)	(94,956)
Total stockholders’ equity	75,854	72,552
Total liabilities and stockholders’ equity	$1,954,044	$2,045,799

	March 31, 2013		December 31, 2012
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,779,734	73,000	18,729,134
Shares outstanding	73,000	13,882,910	73,000	14,084,328
Treasury shares	-	4,896,824	-	4,644,806

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$14,914	$17,666
Loans held-for-sale	41	84
Securities:
Taxable	2,298	1,498
Tax-exempt	119	103
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	76	74
Interest bearing deposits with financial institutions	42	25
Total interest and dividend income	17,490	19,450
Interest expense
Savings, NOW, and money market deposits	228	300
Time deposits	1,853	2,605
Securities sold under repurchase agreements	1	-
Other short-term borrowings	19	3
Junior subordinated debentures	1,287	1,197
Subordinated debt	196	237
Notes payable and other borrowings	4	4
Total interest expense	3,588	4,346
Net interest and dividend income	13,902	15,104
Provision for loan losses	(2,500)	6,084
Net interest and dividend income after provision for loan losses	16,402	9,020
Noninterest income
Trust income	1,491	1,651
Service charges on deposits	1,677	1,831
Secondary mortgage fees	230	296
Mortgage servicing income	244	187
Net gain on sales of mortgage loans	1,976	2,647
Securities gains, net	1,453	101
Increase in cash surrender value of bank-owned life insurance	407	495
Debit card interchange income	792	760
Lease revenue from other real estate owned	408	1,179
Net gain on sale of other real estate owned	181	23
Other income	1,737	1,294
Total noninterest income	10,596	10,464
Noninterest expense
Salaries and employee benefits	9,032	9,049
Occupancy expense, net	1,279	1,235
Furniture and equipment expense	1,144	1,155
FDIC insurance	1,035	1,000
General bank insurance	849	846
Amortization of core deposit asset	525	195
Advertising expense	166	318
Debit card interchange expense	344	342
Legal fees	323	685
Other real estate expense	3,686	4,654
Other expense	3,144	2,973
Total noninterest expense	21,527	22,452
Income (loss) before income taxes	5,471	(2,968)
Income tax expense	-	-
Net income (loss)	5,471	(2,968)
Preferred stock dividends and accretion of discount	1,289	1,223
Net income (loss) available to common shareholders	$4,182	$(4,191)

Share and per share information:
Ending number of shares	13,882,910	14,084,328
Average number of shares	14,076,114	14,043,545
Diluted average number of shares	14,157,523	14,196,143
Basic income (loss) per share	$0.30	$(0.30)
Diluted income (loss) per share	0.30	(0.30)
Dividends paid per share	-	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

	Three Months Ended
	March 31,
	2013	2012
Net Income (loss)	$5,471	$(2,968)

Total unrealized holding (losses) gains on available-for-sale securities arising during the period	(35)	1,004
Related tax benefit (expense)	17	(413)
Holding (losses) income after tax	(18)	591

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	1,453	101
Income tax expense on net realized gains	(596)	(41)
Net realized gains after tax	857	60
Total other comprehensive (loss) income	(875)	531
Comprehensive income (loss)	$4,596	$(2,437)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$5,471	$(2,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	746	801
Change in market value on mortgage servicing rights	106	123
Provision for loan losses	(2,500)	6,084
Gain on recapture of restricted stock	(612)	-
Originations of loans held-for-sale	(53,138)	(64,140)
Proceeds from sales of loans held-for-sale	57,755	72,729
Net gain on sales of mortgage loans	(1,976)	(2,647)
Increase in cash surrender value of bank-owned life insurance	(407)	(495)
Change in accrued interest receivable and other assets	(5,215)	(4,635)
Change in accrued interest payable and other liabilities	634	3,420
Net premium amortization on securities	414	403
Securities gains, net	(1,453)	(101)
Amortization of core deposit intangible	525	195
Stock based compensation	14	87
Net gain on sale of other real estate owned	(181)	(23)
Provision for other real estate owned losses	1,987	2,500
Net gain on disposal of fixed assets	(5)	-
Net cash provided by operating activities	2,165	11,333
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	18,055	17,254
Proceeds from sales of securities available-for-sale	231,155	8,359
Purchases of securities available-for-sale	(240,190)	(76,819)
Proceeds from sales of Federal Home Loan Bank stock	-	1,467
Net change in loans	26,971	20,248
Improvements in other real estate owned	(50)	(318)
Proceeds from sales of other real estate owned	11,842	5,369
Proceeds from disposition of fixed assets	6	-
Net purchases of premises and equipment	(1,123)	(154)
Net cash provided by (used in) investing activities	46,666	(24,594)

Cash flows from financing activities
Net change in deposits	1,037	23,089
Net change in securities sold under repurchase agreements	2,927	903
Net change in other short-term borrowings	(100,000)	15,000
Purchase of treasury stock	(185)	(63)
Net cash (used in) provided by financing activities	(96,221)	38,929
Net change in cash and cash equivalents	(47,390)	25,668
Cash and cash equivalents at beginning of period	128,507	50,949
Cash and cash equivalents at end of period	$81,117	$76,617

Supplemental cash flow information
Interest paid for deposits	$2,124	$3,394
Interest paid for borrowings	225	243
Non-cash transfer of loans to other real estate	6,985	15,918
Non-cash transfer of loans to securities available-for-sale	5,329	-
Accretion on preferred stock warrants	261	245
Fair value difference on recapture of restricted stock	43	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(2,968)			(2,968)
Change in net unrealized gain on securities available-for-sale net of $372 tax effect					531		531
Change in restricted stock	101		(101)				-
Stock based compensation			87				87
Purchase of treasury stock						(63)	(63)
Preferred stock accretion and declared dividends		245		(1,223)			(978)
Balance, March 31, 2012	$18,729	$71,108	$65,985	$12,916	$(3,171)	$(94,956)	$70,611

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				5,471			5,471
Change in net unrealized loss on securities available-for-sale, net of $613 tax effect					(875)		(875)
Change in restricted stock	51		(51)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			14				14
Purchase of treasury stock						(185)	(185)
Preferred stock accretion and declared dividends		261		(772)			(511)
Balance, March 31, 2013	$18,780	$72,130	$66,109	$16,747	$(2,202)	$(95,710)	$75,854

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2012.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting practices (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  The impact of ASU 2013-02 on the Company’s consolidated financial statements is reflected in the consolidated statement of comprehensive income (loss).

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

Non-marketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock, Federal Reserve Bank of Chicago (“FRB”) stock and various other equity securities.  FHLBC stock was recorded at a value of $6.4 million at March 31, 2013, and December 31, 2012.  FRB stock was recorded at $4.8 million at March 31, 2013, and December 31, 2012.  Our FHLB stock is necessary to maintain our program of access to FHLB advances.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at March 31, 2013, and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013:
U.S. Treasury	$1,500	$2	$-	$1,502
U.S. government agencies	69,189	129	(53)	69,265
U.S. government agency mortgage-backed	76,500	804	(952)	76,352
States and political subdivisions	25,876	1,139	-	27,015
Corporate Bonds	38,090	650	(161)	38,579
Collateralized mortgage obligations	131,181	964	(476)	131,669
Asset-backed securities	219,234	2,174	(671)	220,737
Collateralized debt obligations	17,919	-	(7,292)	10,627
	$579,489	$5,862	$(9,605)	$575,746
December 31, 2012:
U.S. Treasury	$1,500	$7	$-	$1,507
U.S. government agencies	49,848	122	(120)	49,850
U.S. government agency mortgage-backed	127,716	1,605	(583)	128,738
States and political subdivisions	14,639	1,216	-	15,855
Corporate Bonds	36,355	586	(55)	36,886
Collateralized mortgage obligations	168,795	1,895	(1,090)	169,600
Asset-backed securities	165,347	2,468	(322)	167,493
Collateralized debt obligations	17,941	-	(7,984)	9,957
	$582,141	$7,899	$(10,154)	$579,886

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2013, by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, collateralized debt obligations and equity securities are shown separately.

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$10,976	1.61%	$10,984
Due after one year through five years	25,685	1.97%	26,456
Due after five years through ten years	37,930	3.03%	38,730
Due after ten years	60,064	2.93%	60,191
	134,655	2.67%	136,361
Mortgage-backed securities	207,681	2.02%	208,021
Asset-back securites	219,234	1.55%	220,737
Collateralized debt obligations	17,919	1.64%	10,627
	$579,489	1.98%	$575,746

Securities with unrealized losses at March 31, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
March 31, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	3	$53	$12,225	-	$-	$-	3	$53	12,225
U.S. government agency mortgage-backed	9	952	49,575	-	-	-	9	952	49,575
Corporate bonds	5	141	13,657	1	20	1,032	6	161	14,689
Collateralized mortgage obligations	7	476	57,201	-	-	-	7	476	57,201
Asset-backed securities	7	671	47,281	-	-	-	7	671	47,281
Collateralized debt obligations	-	-	-	2	7,292	10,627	2	7,292	10,627
	31	$2,293	$179,939	3	$7,312	$11,659	34	$9,605	$191,598

	Less than 12 months			Greater than 12 months
December 31, 2012	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	4	$120	$17,039	-	$-	$-	4	$120	$17,039
U.S. government agency mortgage-backed	12	583	53,184	-	-	-	12	583	53,184
Corporate bonds	4	55	9,724	-	-	-	4	55	9,724
Collateralized mortgage obligations	6	1,060	37,778	1	30	2,343	7	1,090	40,121
Asset-backed securities	6	322	37,488	-	-	-	6	322	37,488
Collateralized debt obligations	-	-	-	2	7,984	9,957	2	7,984	9,957
	32	$2,140	$155,213	3	$8,014	$12,300	35	$10,154	$167,513

Recognition of other-than-temporary impairment was not necessary in the three months ended March 31, 2013, or the year ended December 31, 2012.  The changes in fair values related primarily to interest rate fluctuations and were generally not related to credit quality deterioration, although the amount of deferrals and defaults in the pooled collateralized debt obligations (“CDO”) decreased in the period from December 31, 2012 to March 31, 2013.

Continued uncertainty in the financial markets in the periods presented has resulted in sharply reduced liquidity for certain investments, particularly the CDO securities.  In the case of the CDO securities fair value measurement, management included a risk premium adjustment as of March 31, 2013, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as Level 3 securities as described in Note 12 of this quarterly report as of March 31, 2013.  Management does not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDOs, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating[1]	Issuance	Amount	Collateral%	Amount	Collateral%
March 31, 2013
Class A1	$8,981	$6,055	$(2,926)	BB+	63	$207,000	27.6%	$194,387	25.9%
Class A2A	8,938	4,572	(4,366)	B+	63	207,000	27.6%	97,387	13.0%
	$17,919	$10,627	$(7,292)

December 31, 2012
Class A1	$9,038	$5,768	$(3,270)	BB+	63	$208,000	27.7%	$190,982	25.5%
Class A2A	8,903	4,189	(4,714)	B+	63	208,000	27.7%	93,982	12.5%
	$17,941	$9,957	$(7,984)

1 Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of March 31, 2013, and December 31, 2012.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of March 31, 2013, and December 31, 2012.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2013	December 31, 2012
Commercial	$84,332	$86,941
Real estate - commercial	566,349	579,687
Real estate - construction	40,698	42,167
Real estate - residential	394,599	414,543
Consumer	2,908	3,101
Overdraft	584	994
Lease financing receivables	8,574	6,060
Other	15,022	16,451
	1,113,066	1,149,944
Net deferred loan cost (fees)	236	106
	$1,113,302	$1,150,050

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 90.0% and 90.1% of the portfolio at March 31, 2013, and December 31, 2012, respectively.  The Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Consent Order the Bank entered into with the Office of the Controller of the Currency (the “OCC”) on May 16, 2011 (the “Consent Order”).  Regulatory and Capital matters including the Consent Order are discussed in more detail in Note 11 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$58	$-	$-	$58	$92,638	$210	$92,906	$-
Real estate - commercial
Owner occupied general purpose	2,535	-	-	2,535	114,871	4,990	122,396	-
Owner occupied special purpose	-	-	-	-	145,443	10,457	155,900	-
Non-owner occupied general purpose	310	-	165	475	127,904	10,082	138,461	165
Non-owner occupied special purpose	-	-	-	-	75,649	1,470	77,119	-
Retail properties	-	-	-	-	38,351	8,846	47,197	-
Farm	-	52	-	52	22,807	2,417	25,276	-
Real estate - construction
Homebuilder	-	-	-	-	5,827	168	5,995	-
Land	-	-	-	-	2,712	254	2,966	-
Commercial speculative	-	-	-	-	11,182	5,353	16,535	-
All other	47	-	-	47	14,549	606	15,202	-
Real estate - residential
Investor	3,905	-	-	3,905	127,536	8,524	139,965	-
Owner occupied	3,359	-	-	3,359	109,617	7,916	120,892	-
Revolving and junior liens	508	87	112	707	129,432	3,603	133,742	112
Consumer	5	-	-	5	2,903	-	2,908	-
All other	-	-	-	-	15,842	-	15,842	-
	$10,727	$139	$277	$11,143	$1,037,263	$64,896	$1,113,302	$277

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$159	$-	$-	$159	$92,080	$762	$93,001	$-
Real estate - commercial
Owner occupied general purpose	1,580	50	-	1,630	119,994	5,487	127,111	-
Owner occupied special purpose	172	-	-	172	149,439	11,433	161,044	-
Non-owner occupied general purpose	-	1,046	-	1,046	128,817	13,436	143,299	-
Non-owner occupied special purpose	-	4,304	-	4,304	69,299	477	74,080	-
Retail properties	-	-	-	-	37,732	10,532	48,264	-
Farm	-	-	-	-	23,372	2,517	25,889	-
Real estate - construction
Homebuilder	-	-	-	-	4,469	1,855	6,324	-
Land	-	-	-	-	2,747	254	3,001	-
Commercial speculative	-	-	-	-	10,755	6,587	17,342	-
All other	300	215	68	583	14,360	557	15,500	68
Real estate - residential
Investor	276	164	-	440	140,141	9,910	150,491	-
Owner occupied	3,151	375	21	3,547	110,735	9,918	124,200	21
Revolving and junior liens	888	203	-	1,091	134,990	3,771	139,852	-
Consumer	3	-	-	3	3,075	23	3,101	-
All other	-	-	-	-	17,551	-	17,551	-
	$6,529	$6,357	$89	$12,975	$1,059,556	$77,519	$1,150,050	$89

The Bank had no commitments to any borrower whose loans were classified as impaired at March 31, 2013.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans as were as follows:

March 31, 2013	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$80,608	$11,551	$747	$-	$92,906
Real estate - commercial
Owner occupied general purpose	100,321	11,250	10,825	-	122,396
Owner occupied special purpose	129,797	5,223	20,880	-	155,900
Non-owner occupied general purpose	107,492	14,152	16,817	-	138,461
Non-owner occupied special purpose	70,166	5,483	1,470	-	77,119
Retail Properties	34,098	1,649	11,450	-	47,197
Farm	21,349	1,510	2,417	-	25,276
Real estate - construction
Homebuilder	1,331	2,135	2,529	-	5,995
Land	2,712	-	254	-	2,966
Commercial speculative	7,567	-	8,968	-	16,535
All other	14,077	220	905	-	15,202
Real estate - residential
Investor	119,660	11,392	8,913	-	139,965
Owner occupied	109,105	1,324	10,463	-	120,892
Revolving and junior liens	127,820	200	5,722	-	133,742
Consumer	2,907	-	1	-	2,908
All other	15,842	-	-	-	15,842
Total	$944,852	$66,089	$102,361	$-	$1,113,302

December 31, 2012	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$88,071	$3,867	$1,063	$-	$93,001
Real estate - commercial
Owner occupied general purpose	113,118	2,995	10,998	-	127,111
Owner occupied special purpose	134,152	9,036	17,856	-	161,044
Non-owner occupied general purpose	105,192	14,273	23,834	-	143,299
Non-owner occupied special purpose	68,682	3,911	1,487	-	74,080
Retail Properties	32,715	1,873	13,676	-	48,264
Farm	21,262	2,110	2,517	-	25,889
Real estate - construction
Homebuilder	1,318	2,196	2,810	-	6,324
Land	2,747	-	254	-	3,001
Commercial speculative	7,122	-	10,220	-	17,342
All other	14,607	37	856	-	15,500
Real estate - residential
Investor	123,876	14,608	12,007	-	150,491
Owner occupied	110,858	396	12,946	-	124,200
Revolving and junior liens	133,992	166	5,694	-	139,852
Consumer	3,075	-	26	-	3,101
All other	17,331	220	-	-	17,551
Total	$978,118	$55,688	$116,244	$-	$1,150,050

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan were as follows:

				Quarter Ended
	As of March 31, 2013			March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$142	$190	$-	$169	$-
Commercial real estate
Owner occupied general purpose	4,193	4,631	-	4,333	1
Owner occupied special purpose	4,530	5,657	-	5,855	-
Non-owner occupied general purpose	11,237	12,697	-	12,797	44
Non-owner occupied special purpose	467	630	-	472	-
Retail properties	5,282	8,348	-	7,031	-
Farm	2,417	2,417	-	2,467	-
Construction
Homebuilder	3,597	4,033	-	3,876	31
Land	-	-	-	127	-
Commercial speculative	1,988	97	-	2,126	-
All other	53	2,781	-	66	-
Residential
Investor	7,707	9,839	-	6,437	-
Owner occupied	9,460	10,766	-	9,425	57
Revolving and junior liens	1,232	1,468	-	1,300	1
Consumer	-	-		11	-
Total impaired loans with no recorded allowance	52,305	63,554	-	56,492	134
With an allowance recorded
Commercial	68	74	68	317	-
Commercial real estate
Owner occupied general purpose	897	937	236	956	-
Owner occupied special purpose	5,927	8,264	735	5,090	-
Non-owner occupied general purpose	2,519	4,124	115	2,649	-
Non-owner occupied special purpose	1,003	1,003	101	501	-
Retail properties	3,564	7,133	813	2,658	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	13	-
Land	254	308	15	127	-
Commercial speculative	3,365	5,661	677	3,844	-
All other	553	776	347	516	-
Residential
Investor	817	1,195	202	2,779	-
Owner occupied	3,945	4,648	765	4,927	6
Revolving and junior liens	2,432	2,536	964	2,448	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	25,344	36,659	5,038	26,825	6
Total impaired loans	$77,649	$100,213	$5,038	$83,317	$140

Impaired loans by class of loans were as follows:

				Quarter Ended
	As of December 31, 2012			March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$196	$229	$-	$511	$-
Commercial real estate
Owner occupied general purpose	4,473	5,021	-	4,540	-
Owner occupied special purpose	7,180	8,486	-	11,905	-
Non-owner occupied general purpose	14,356	17,381	-	9,980	45
Non-owner occupied special purpose	477	634	-	794	-
Retail properties	8,780	15,323	-	8,126	-
Farm	2,517	2,517	-	709	-
Construction
Homebuilder	4,155	4,729	-	9,464	27
Land	254	308	-	1,305	-
Commercial speculative	2,265	3,451	-	7,783	-
All other	78	168	-	3,218	-
Residential
Investor	5,168	6,979	-	3,417	2
Owner occupied	9,389	11,002	-	12,523	22
Revolving and junior liens	1,368	1,689	-	1,549	-
Consumer	23	23		-	-
Total impaired loans with no recorded allowance	60,679	77,940	-	75,824	96
With an allowance recorded
Commercial	566	619	458	650	-
Commercial real estate
Owner occupied general purpose	1,014	1,057	230	5,078	-
Owner occupied special purpose	4,253	6,200	712	4,171	-
Non-owner occupied general purpose	2,779	3,906	204	11,456	-
Non-owner occupied special purpose	-	-	-	429	-
Retail properties	1,752	1,812	1,102	5,656	-
Farm	-	-	-	592	-
Construction
Homebuilder	26	75	3	1,916	-
Land	-	-	-	352	-
Commercial speculative	4,322	6,613	757	4,661	-
All other	479	649	353	241	-
Residential
Investor	4,742	5,954	477	12,060	-
Owner occupied	5,909	6,923	1,089	6,803	1
Revolving and junior liens	2,464	2,625	874	1,288	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	28,306	36,433	6,259	55,353	1
Total impaired loans	$88,985	$114,373	$6,259	$131,177	$97

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

The specific allocation of the allowance for loan losses on TDRs is determined either by discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDR’s that were modified during the period are summarized as follows:

	TDR Modifications
	Three months ending 3/31/13
	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Deferral[1]	1	$137	$137
	$1	$137	$137

	TDR Modifications
	Three months ending 3/31/12
	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - construction
Commercial speculative
Interest[2]	1	$430	$460
Real estate - residential
Owner occupied
Deferral	1	108	108
	$2	$538	$568

1 Deferral: Refers to the deferral of principal

2 Interest: Interest rate concession below normal market

TDR’s are classified as being in default on a case-by-case basis.  The following table presents TDR’s that defaulted during the periods shown and were restructured within the 12 month period prior to default.  There was no TDR default activity for the three months ending March 31, 2012.

Troubled debt restructurings that
Subsequently Defaulted

	TDR Default Activity		TDR Default Activity
	Three Months ending 3/31/13		Three Months ending 3/31/12
	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - residential
Investor	1	$155	-	$-
	1	$155	-	$-

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three months ended March 31, 2013, were as follows:

	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	254	508	4	585	172	-	1,523
Recoveries	19	2,724	770	404	143	-	4,060
Provision	(509)	(3,051)	(874)	(383)	65	2,252	(2,500)
Ending balance	$3,773	$19,265	$3,729	$3,971	$1,214	$6,682	$38,634

Ending balance: Individually evaluated for impairment	$68	$2,000	$1,039	$1,931	$-	$-	$5,038
Ending balance: Collectively evaluated for impairment	$3,705	$17,265	$2,690	$2,040	$1,214	$6,682	$33,596

Financing receivables:
Ending balance	$92,906	$566,349	$40,698	$394,599	$2,908	$15,842	$1,113,302
Ending balance: Individually evaluated for impairment	$210	$42,036	$9,810	$25,593	$-	$-	$77,649
Ending balance: Collectively evaluated for impairment	$92,696	$524,313	$30,888	$369,006	$2,908	$15,842	$1,035,653

1 As of March 31, 2013, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $21.8 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $3.1 million at March 31, 2013.

The Company’s allowance for loan loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within loan portfolio segments, market conditions and established credit review administration practices.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the quarter ended March 31, 2012, were as follows:

	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	10	8,280	1,402	2,291	139	-	12,122
Recoveries	6	189	1,169	165	122	-	1,651
Provision	262	5,959	(740)	584	52	(33)	6,084
Ending balance	$5,328	$28,638	$6,964	$4,793	$919	$968	$47,610

Ending balance: Individually evaluated for impairment	$389	$4,568	$1,908	$2,782	$-	$-	$9,647
Ending balance: Collectively evaluated for impairment	$4,939	$24,070	$5,056	$2,011	$919	$968	$37,963

Financing receivables:
Ending balance	$105,147	$676,297	$60,285	$464,596	$3,544	$12,479	$1,322,348
Ending balance: Individually evaluated for impairment	$1,157	$61,580	$24,072	$36,919	$-	$-	$123,728
Ending balance: Collectively evaluated for impairment	$103,990	$614,717	$36,213	$427,677	$3,544	$12,479	$1,198,620

1 As of March 31, 2012, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $43.3 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $5.0 million at March 31, 2012.

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$72,423	$93,290
Property additions	6,985	15,918
Development improvements	50	318
Less:
Property disposals	11,661	5,346
Period valuation adjustments	2,134	2,500
Balance at end of period	$65,663	$101,680

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$31,454	$23,462
Provision for unrealized losses	1,987	2,500
Reductions taken on sales	(2,622)	(1,968)
Other adjustments	147	-
Balance at end of period	$30,966	$23,994

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended
	March 31,
	2013	2012
Gain on sales, net	$(181)	$(23)
Provision for unrealized losses	1,987	2,500
Operating expenses	1,699	2,154
Less:
Lease revenue	408	1,179
	$3,097	$3,452

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2013	December 31, 2012
Noninterest bearing demand	$351,328	$379,451
Savings	230,771	216,305
NOW accounts	303,385	286,860
Money market accounts	331,707	323,811
Certificates of deposit of less than $100,000	312,193	318,844
Certificates of deposit of $100,000 or more	188,872	191,948
	$1,718,256	$1,717,219

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2013, and December 31, 2012.  Junior subordinated debentures are discussed in detail in Note 8:

	March 31, 2013	December 31, 2012
Securities sold under repurchase agreements	$20,802	$17,875
FHLB advances	-	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$124,680	$221,753

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date.  All sweep repurchase agreements are treated as financings secured by U. S. government agencies and collateralized mortgage-backed securities with a carrying amount of $31.7 and $26.0 million at March 31, 2013, and December 31, 2012, respectively.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  At March 31, 2013, there were no advances on the FHLBC stock of $6.4 million and collateralized securities and loans valued at $109.4 million. As of December 31, 2012, there were advances totaling $100.0 million on FHLBC stock of $6.4 million and collateralized loan balances of $129.5 million.  All $100.0 million was paid off during the month of January 2013.  On January 30, 2013, an advance of $40.0 million was taken on FHLBC stock, which matured and was paid off on March 20, 2013.  The Company has also established borrowing capacity at the FRB that was not used at either March 31, 2013, or December 31, 2012.  The Company currently has $34.7 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America. That credit facility was originally comprised of a $30.5 million senior debt facility, which included a $30.0 million revolving line now matured and $500,000 in term debt (together, the “Senior Debt”), as well as $45.0 million of subordinated debt (the “Subordinated Debt”).  The Subordinated Debt and the term debt portion of the Senior Debt mature on March 31, 2018.  The interest rate on the Senior Debt resets quarterly and at the Company’s option, based on the Lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on term debt portion of the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the Bank of America senior line of credit when it matured but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at both December 31, 2012 and March 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the term debt portion of the Senior Debt upon the occurrence of an event of default by the Company under the agreement, as described therein.  The agreement also contains certain customary representations and warranties as well as financial covenants.  At March 31, 2013, the Company was out of compliance with one of the financial covenants.  Previously, the Company was out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line and the term debt by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the Senior Debt is the $500,000 in term debt with interest payable at the default rate mentioned above.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Note 8 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and a call can be exercised by the Company from time to time hereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totals $13.0 million at March 31, 2013.

Note 9 - Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 200,868 at March 31, 2013.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first quarter of 2013 or 2012.  All stock options are granted for a term of ten years.

Total compensation cost that has been charged for those plans was $14,000 in the first quarter of 2013 and $87,000 in the first quarter of 2012.

There were no stock options exercised during the first quarter of 2013 or 2012.  There is no unrecognized compensation cost related to nonvested stock options as all stock options of the Company’s common stock have vested as of March 31, 2012.

A summary of stock option activity in the Incentive Plan as of each quarter is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
March 31, 2013	Shares	Price	Term (years)	Value
Beginning outstanding	409,500	$28.75
Canceled	-	-
Ending outstanding	409,500	$28.75	2.8	$-

Exercisable at end of quarter	409,500	$28.75	2.8	$-

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors have discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Further, in first quarter 2013 after completion on Treasury’s auction of the Old Second Bancorp Series B Preferred Stock at a discount, 45,000 unvested restricted stock shares previously awarded were recaptured in addition to 133,943 restricted stock shares that were fully vested.  These recaptures provided an income statement benefit of $612,000 included in other noninterest income.  There were no restricted awards issued during the first quarter of 2013 and 60,000 restricted awards were issued during the first quarter of 2012.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested restricted awards from December 31, 2012 is as follows:

	March 31, 2013
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	327,920	$2.21
Granted	-	-
Vested	(191,920)	2.63
Forfeited	(11,000)	2.47
Recaptured after Series B auction	(45,000)	1.25
Nonvested at March 31	80,000	$1.73

Total unrecognized compensation cost of restricted awards is $31,000 as of March 31, 2013, and is expected to be recognized over a weighted-average period of 0.81 years.  Total unrecognized compensation cost of restricted awards was $294,000 as of March 31, 2012, which was expected to be recognized over a weighted-average period of 1.29 years.

Note 10 –Earnings (Loss) Per Share

Earnings (loss) per share is included below as of March 31 (in thousands except for share data):

	Three Months Ended
	March 31,
	2013	2012
Basic earnings (loss) per share:
Weighted-average common shares outstanding	14,076,114	14,043,545
Weighted-average common shares less stock based awards	13,947,454	13,855,339
Weighted-average common shares stock based awards	210,069	340,804
Net earnings (loss)	$5,471	$(2,968)
Dividend and accretion on preferred shares	1,289	1,223
Net earnings (loss) available to common stockholders	4,182	(4,191)
Undistributed earnings (loss)	4,182	(4,191)
Basic earnings (loss) per share common undistributed earnings (loss)	0.30	(0.30)
Basic earnings (loss) per share of common stock	$0.30	$(0.30)
Diluted earnings (loss) per share:
Weighted-average common shares outstanding	14,076,114	14,043,545
Dilutive effect of nonvested restricted awards	81,409	152,598
Diluted average common shares outstanding	14,157,523	14,196,143
Net earnings (loss) available to common stockholders	$4,182	$(4,191)
Diluted earnings (loss) per share	$0.30	$(0.30)

Number of antidilutive options excluded
from the diluted earnings per share calculation	1,224,839	1,313,839

The above loss per share calculation did not include 815,339 common stock warrants that were outstanding as of March 31, 2013, and March 31, 2012 because they were anti-dilutive.

Note 11 - Regulatory & Capital Matters

On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into Consent Order with the OCC.  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.

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

Both capital ratio objectives in the OCC agreement have been exceeded since June 30, 2011.  At March 31, 2013, the Bank’s Tier 1 leverage ratio was 9.94%, up 27 basis points from December 31, 2012, and 119 basis points above the objective the Bank had agreed with the OCC to maintain of 8.75%.  The Bank’s total capital ratio was 15.79%, up 93 basis points from December 31, 2012, and 454 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB (the “Written Agreement”). Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order ; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit certain reports to the FRB with respect to the foregoing requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2013, and December 31, 2012.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

At March 31, 2013, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under regulatory defined capital ratios.  The Company and the

Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits, however, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital to risk weighted assets
Consolidated	$ 193,639	14.33%	$ 108,103	8.00%	N/A	N/A
Old Second Bank	212,983	15.79	107,908	8.00	134,885	10.00
Tier 1 capital to risk weighted assets
Consolidated	100,877	7.46	54,090	4.00	N/A	N/A
Old Second Bank	195,854	14.52	53,954	4.00	80,931	6.00
Tier 1 capital to average assets
Consolidated	100,877	5.11	78,964	4.00	N/A	N/A
Old Second Bank	195,854	9.94	78,814	4.00	98,518	5.00

December 31, 2012
Total capital to risk weighted assets
Consolidated	$ 189,465	13.62%	$ 111,286	8.00%	N/A	N/A
Old Second Bank	206,496	14.86	111,169	8.00	138,961	10.00
Tier 1 capital to risk weighted assets
Consolidated	94,816	6.81	55,692	4.00	N/A	N/A
Old Second Bank	188,873	13.59	55,592	4.00	83,388	6.00
Tier 1 capital to average assets
Consolidated	94,816	4.85	78,199	4.00	N/A	N/A
Old Second Bank	188,873	9.67	78,127	4.00	97,659	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios, that it has agreed to maintain with the OCC, contained within the Consent Order.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of March 31, 2013, trust preferred proceeds of $26.0 million qualified as Tier 1 regulatory capital and $30.6 million qualified as Tier 2 regulatory capital.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  As a result of the December 31, 2012, operating loss, funds were not available for the payment of dividends by the Bank to the Company and this restriction continued at March 31, 2013.

As discussed in Note 8, as of March 31, 2013, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of March 31, 2013, was $13.0 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on the Series B Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred Series B Preferred Stock dividends as of March 31, 2013, was $10.2 million.  Agreements with the OCC and the FRB contain restrictions on dividend payments.

Further detail on the subordinated debentures, the Series B Preferred Stock and the deferral of interest and dividends thereon is described in Notes 8 and 15.

During the fourth quarter 2012, the U.S. Treasury (“Treasury”) announced the continuation of individual auctions of the preferred stock that was issued through the Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  At this time, the Company was informed that the Series B Stock would be auctioned.  Auctions were held and transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the CPP.  The auctions were successful for Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  At December 31, 2012, Old Second Bancorp carried $71.9 million of Series B Stock in Total Stockholders Equity.  At March 31, 2013, the Company carried $72.1 million of Series B Stock.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock.  Previously, the Company had declared and accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believes that the Company will likely be able to repurchase the Series B Stock in the future at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Stock in the first quarter and does not anticipate accruing for it through the second quarter.  The Company will continue to evaluate whether declaring dividends on the Series B Stock is appropriate in future periods.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock will increase from 5% to 9% in 2014.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended March 31, 2013, and 2012 there were no significant transfers between levels.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2013, and December 31, 2012, respectively, which are measured by the Company at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,502	$-	$-	$1,502
U.S. government agencies	-	69,265	-	69,265
U.S. government agency mortgage-backed	-	76,352	-	76,352
States and political subdivisions	-	26,883	132	27,015
Corporate Bonds	-	38,579	-	38,579
Collateralized mortgage obligations	-	131,669	-	131,669
Asset-backed securities		114,709	106,028	220,737
Collateralized debt obligations	-	-	10,627	10,627
Loans held-for-sale	-	6,381	-	6,381
Mortgage servicing rights	-	-	4,469	4,469
Other assets (Interest rate swap agreements
net of swap credit valuation)	-	1,197	(33)	1,164
Other assets (Forward MBS)	-	492	-	492
Total	$1,502	$465,527	$121,223	$588,252

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$1,197	$-	$1,197
Other liabilities (Interest rate lock commitments to borrowers)	-	-	-	-
Total	$-	$1,197	$-	$1,197

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,507	$-	$-	$1,507
U.S. government agencies	-	49,850	-	49,850
U.S. government agency mortgage-backed	-	128,738	-	128,738
States and political subdivisions	-	15,723	132	15,855
Corporate Bonds	-	36,886	-	36,886
Collateralized mortgage obligations	-	169,600	-	169,600
Asset-backed securities		167,493	-	167,493
Collateralized debt obligations	-	-	9,957	9,957
Loans held-for-sale	-	9,571	-	9,571
Mortgage servicing rights	-	-	4,116	4,116
Other assets (Interest rate swap agreements
net of swap credit valuation)	-	1,349	(47)	1,302
Other assets (Forward MBS)	-	567	-	567
Total	$1,507	$579,777	$14,158	$595,442

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$1,349	$-	$1,349
Other liabilities (Interest rate lock commitments to borrowers)	-	5	-	5
Total	$-	$1,354	$-	$1,354

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	Three months ended March 31, 2013
	Securities available-for-sale
	Collateralized Debt Obligations	Asset-Backed	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	106,028	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	42	-	-	(106)	14
Included in other comprehensive income	692	-	-	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	-	459	-
Settlements	(64)	-	-	-	-
Ending balance March 31, 2013	$10,627	$106,028	$132	$4,469	$(33)

	Three months ended March 31, 2012
	Securities available-for-sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	38	-	(123)	2
Included in other comprehensive income	(283)	-	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	442	-
Settlements	(27)	-	-	-
Ending balance March 31, 2012	$9,702	$138	$3,806	$(78)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of March 31, 2013:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Collateralized Debt Obligations	$ 10,627	Discounted Cash Flow	Discount Rate	Libor + 5.75-6.75%	6.2%
			Prepayment %	0%-100%	18.3%
			Default range	3.5%-55.6%	16.2%

Mortgage Servicing rights	4,469	Discounted Cash Flow	Discount Rate	10.5%	10.5%
			Prepayment Speed	14.4%	14.4%

Interest Rate Swap Valuation	(33)	Management estimate of credit risk exposure	Probability of Default	2-31%	20.3%

Asset-backed securities	106,028	Discounted Cash Flow	Credit Risk Premium	1-3%	2%
			Liquidity Risk Premium	0-2%	1%

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2012:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Collateralized Debt Obligations	$ 9,957	Discounted Cash Flow	Discount Rate	Libor + 6%-7%	6.4%
			Prepayment %	0%-76%	16.4%
			Default range	3.1%-100%	19.1%

Mortgage Servicing rights	4,116	Discounted Cash Flow	Discount Rate	10.5%	10.5%
			Prepayment Speed	15.8%	15.8%

Interest Rate Swap Valuation	(47)	Management estimate of credit risk exposure	Probability of Default	2%-31%	17.9%

The $132,000 on the state and political subdivisions line at March 31, 2013 under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized under Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These assets consist of impaired loans and other real estate owned. For assets measured at fair value on a nonrecurring basis on hand at March 31, 2013, and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$19,954	$19,954
Other real estate owned, net[2]	-	-	65,663	65,663
Total	$-	$-	$85,617	$85,617

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $25.0 million, with a valuation allowance of $5.0 million, resulting in a decrease of specific allocations within the provision for loan losses of $1.2 million for the quarter ending March 31, 2013.  The carrying value of loans fully charged off is zero.

2   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $65.7 million, which is made up of the outstanding balance of $99.1 million, net of a valuation allowance of $31.0 million and participations of $2.6 million, at March 31, 2013, resulting in a charge to expense of $2.0 million for the quarter ended March 31, 2013.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$21,543	$21,543
Other real estate owned, net[2]	-	-	72,423	72,423
Total	$-	$-	$93,966	$93,966

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These assets include other real estate owned and impaired loans.  The Company has estimated the fair values of these assets based primarily on Level 3 inputs.  Other real estate and impaired loans are generally valued using the fair value of collateral provided by third party appraisals.  These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $7.0 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at March 31, 2013.  The Bank had $7.4 million in investment securities pledge to support interest rate swap activity with two correspondent financial institutions at December 31, 2012.  In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At March 31, 2013, the notional amount of non-hedging interest rate swaps was $91.9 million with a weighted average maturity of 1.49 years.  At December 31, 2012, the notional amount of non-hedging interest rate swaps was $82.1 million with a weighted average maturity of 1.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward mortgage-backed securities contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The following table presents derivatives not designated as hedging instruments as of March 31, 2013, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivaties		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$91,879	Other Assets	$1,164	Other Liabilities	$1,197
Commitments[1]	233,514	Other Assets	492	N/A	-
Forward contracts[2]	27,000	N/A	-	Other Liabilities	-
Total			$1,656		$1,197

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2012.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts net of credit valuation	$82,097	Other Assets	$1,302	Other Liabilities	$1,349
Commitments[1]	226,135	Other Assets	567	N/A	-
Forward contracts[2]	28,000	N/A	-	Other Liabilities	5
Total			$1,869		$1,354

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2013, and December 31, 2012.

The following table is a summary of financial instrument commitments (in thousands):

	March 31, 2013			December 31, 2012
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$5	$3,488	$3,493	$5	$3,378	$3,383
Commercial standby	-	51	51	-	51	51
Performance standby	1,595	3,518	5,113	1,630	4,217	5,847
	1,600	7,057	8,657	1,635	7,646	9,281

Non-borrower:
Financial standby	-	-	-	-	-	-
Commercial standby	-	-	-	-	-	-
Performance standby	240	1,089	1,329	240	1,125	1,365
	240	1,089	1,329	240	1,125	1,365
Total letters of credit	$1,840	$8,146	$9,986	$1,875	$8,771	$10,646

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the collateralized debt obligations included in investment securities includes a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities is discussed in detail in Note 12.  It is not practicable to determine the fair value of Federal Home Loan Bank Chicago stock due to restrictions on transferability.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$17,202	$17,202	$17,202	$-	$-
Interest bearing deposits with financial institutions	63,915	63,915	63,915	-	-
Securities available-for-sale	575,746	575,746	1,502	457,457	116,787
FHLBC and FRB Stock	11,202	11,202	-	11,202	-
Bank-owned life insurance	54,610	54,610	-	54,610	-
Loans held for sale	6,381	6,381	-	6,381	-
Loans, net	1,074,668	1,084,532	-		1,084,532
Accrued interest receivable	5,373	5,373	-	5,373	-

Financial liabilities:
Noninterest bearing deposits	$351,328	$351,328	$351,328	$-	$-
Interest bearing deposits	1,366,928	1,372,966	-	1,372,966	-
Securities sold under repurchase agreements	20,802	20,802	-	20,802	-
Junior subordinated debentures	58,378	50,550	30,211	20,339	-
Subordinated debenture	45,000	35,991	-	35,991	-
Note payable and other borrowings	500	450	-	450	-
Borrowing interest payable	13,027	13,027	7,717	5,310	-
Deposit interest payable	958	958	-	958	-

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$44,221	$44,221	$44,221	$-	$-
Interest bearing deposits with financial institutions	84,286	84,286	84,286	-	-
Securities available-for-sale	579,886	579,886	1,507	568,290	10,089
FHLBC and FRB Stock	11,202	11,202	-	11,202	-
Bank-owned life insurance	54,203	54,203	-	54,203	-
Loans held for sale	9,571	9,571	-	9,571	-
Loans, net	1,111,453	1,118,711	-	-	1,118,711
Accrued interest receivable	5,252	5,252	-	5,252	-

Financial liabilities:
Noninterest bearing deposits	$379,451	$379,451	$379,451	$-	$-
Interest bearing deposits	1,337,768	1,347,603	-	1,347,603	-
Securities sold under repurchase agreements	17,875	17,875	-	17,875	-
Other short-term borrowings	100,000	100,000	-	100,000
Junior subordinated debentures	58,378	38,308	22,725	15,583	-
Subordinated debenture	45,000	28,206	-	28,206	-
Note payable and other borrowings	500	302	-	302	-
Borrowing interest payable	11,740	11,740	6,946	4,794	-
Deposit interest payable	1,006	1,006	-	1,006	-

Note 15 – Preferred Stock

The Series B Preferred Stock was issued as part of the CPP as implemented by the Treasury.  The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.

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

As discussed in Note 11, in August 2010, the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 8, the Company has elected to defer interest payments on certain of its subordinated debentures.  In quarters prior to First Quarter, 2013, during the period in which preferred stock dividends were deferred such dividends continued to accrue.  However, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  A new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of unpaid and deferred Series B Preferred Stock dividends as of March 31, 2013, was $10.2 million.

During the fourth quarter 2012, the U.S. Treasury (“Treasury”) announced the continuation of individual auctions of the preferred stock that was issued through the Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  At this time, the Company was informed that the Series B Stock would be auctioned.  Auctions were held and transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the Troubled Asset Relief Program Capital Purchase Program.  The auctions were successful for Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  At December 31, 2012, Old Second Bancorp carried $71.9 million of Series B Stock in Total Stockholders Equity.  At March 31, 2013, the Company carried $72.1 million of Series B Stock.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in First Quarter, 2013.  Previously, the Company had declared and accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believes that the Company will likely be able to repurchase the Series B Stock in the future at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Stock in the first quarter and does not anticipate accruing for it through the second quarter.  The Company will continue to evaluate whether declaring dividends on the Series B Stock is appropriate in future periods.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock will increase from 5% to 9% in 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2013, as compared to December 31, 2012, and the results of operations for the three months ended March 31, 2013, and 2012.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2012 Form 10-K.

The ongoing weakness in the financial system and economy, particularly as it relates to credit costs associated with the real estate markets in the Company’s market areas, continues to directly affect borrowers’ ability to repay their loans.  This has resulted in a continued elevated, but improving level of nonperforming loans.  Overall economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  The Company recorded a $2.5 million loan loss reserve release and net income of $5.5 million prior to preferred stock dividends and accretion in the first three months of 2013.  This compared to a $6.1 million provision for loan losses and a net loss of $3.0 million prior to preferred stock dividends and accretion for the same period in 2012.

Results of Operations

Earnings per share for the first quarter of 2013 was $.30 per diluted share on $5.5 million of net income.  This compares to net loss of $.30 per diluted share, on a loss of $3.0 million for the first quarter of 2012.  The Company recorded a $2.5 million release from the loan loss reserve while net recoveries totaled $2.5 million in the first quarter of 2013.  This compared to a provision for loan losses of $6.1 million and net charge-offs totaling $10.5 million in the first quarter of 2012.  The net income available to common stockholders was $4.2 million for the first quarter of 2013 after preferred stock dividends and accretion of $1.3 million.  This compared to net loss available to common stockholders of $4.2 million for the first quarter of 2012 after Series B Preferred Stock dividends and accretion of $1.2 million.

Net Interest Income

Net interest and dividend income decreased $1.2 million, from $15.1 million for the quarter ended March 31, 2012, to $13.9 million for the quarter ended March 31, 2013.  Average earning assets increased $29.6 million, or 1.7%, from $1.75 billion in the first quarter of 2012, to $1.78 billion in the first quarter of 2013, as management continued to emphasize asset quality and new loan originations continued to be limited.  Average loans, including loans held for sale, decreased $214.0 million from the first quarter of 2012 to the first quarter of 2013.  This decline was primarily due to the generally slow demand from qualified borrowers in the Bank’s market areas, charge-off activity, maturities, and payments on performing loans.  To utilize available liquid funds, management increased securities available-for-sale in the first quarter of 2013 to 29.5% of total assets up from 18.1% at March 31, 2012, and 28.3% at the end of 2012.  At the same time, the Company continued to reduce deposits that had previously provided asset funding by emphasizing relationship banking rather than single service customers.  During the first quarter of 2013, average interest bearing liabilities increased $23.7 million, or 1.6%, from March 31, 2012.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.48% in the first quarter of 2012 to 3.18% in the first quarter of 2013.  The average tax-equivalent yield on earning assets decreased from 4.41% in the first quarter of 2012 to 3.94%, or 47 basis points, in the first quarter of 2013.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.17% to 0.95%, or 22 basis points, helping to offset the decrease in asset yields.  The growth of lower yielding securities in the current environment of low interest rates was the main cause of decreased net interest income.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2013, and 2012.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended March 31, 2013, and 2012

(Dollar amounts in thousands - unaudited)

	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$68,995	$42	0.24%	$44,018	$25	0.22%
Securities:
Taxable	548,231	2,298	1.68	326,886	1,498	1.83
Non-taxable (tax equivalent)	10,002	183	7.32	10,579	159	6.01
Total securities	558,233	2,481	1.78	337,465	1,657	1.96
Dividends from FRB and FHLB stock	11,202	76	2.71	13,325	74	2.22
Loans and loans held-for-sale [1]	1,143,666	14,971	5.24	1,357,670	17,774	5.18
Total interest earning assets	1,782,096	17,570	3.94	1,752,478	19,530	4.41
Cash and due from banks	29,913	-	-	16,409	-	-
Allowance for loan losses	(38,994)	-	-	(51,362)	-	-
Other noninterest bearing assets	203,417	-	-	239,989	-	-
Total assets	$1,976,432			$1,957,514

Liabilities and Stockholders’ Equity
NOW accounts	$291,051	$64	0.09%	$277,077	$72	0.10%
Money market accounts	329,377	123	0.15	300,762	166	0.22
Savings accounts	221,889	41	0.07	205,165	62	0.12
Time deposits	505,685	1,853	1.49	593,561	2,605	1.77
Interest bearing deposits	1,348,002	2,081	0.63	1,376,565	2,905	0.85
Securities sold under repurchase agreements	20,264	1	0.02	1,675	-	-
Other short-term borrowings	43,833	19	0.17	10,165	3	0.12
Junior subordinated debentures	58,378	1,287	8.82	58,378	1,197	8.20
Subordinated debt	45,000	196	1.74	45,000	237	2.08
Notes payable and other borrowings	500	4	3.20	500	4	3.16
Total interest bearing liabilities	1,515,977	3,588	0.95	1,492,283	4,346	1.17
Noninterest bearing deposits	353,476	-	-	367,760	-	-
Other liabilities	33,585	-	-	21,959	-	-
Stockholders’ equity	73,394	-	-	75,512	-	-
Total liabilities and stockholders’ equity	$1,976,432			$1,957,514
Net interest income (tax equivalent)		$13,982			$15,184
Net interest income (tax equivalent) to total earning assets			3.18%			3.48%
Interest bearing liabilities to earning assets	85.07%			85.15%

1.            Interest income from loans is shown on a TE basis as discussed below and includes fees of $671,000 and $417,000 for the first quarter of 2013 and 2012, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets. The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2013	2012

Interest income (GAAP)	$17,490	$19,450
Taxable equivalent adjustment - loans	16	24
Taxable equivalent adjustment - securities	64	56
Interest income (TE)	17,570	19,530
Less: interest expense (GAAP)	3,588	4,346
Net interest income (TE)	$13,982	$15,184
Net interest and income (GAAP)	$13,902	$15,104
Average interest earning assets	$1,782,096	$1,752,478
Net interest income to total interest earning assets	3.16%	3.47%
Net interest income to total interest earning assets (TE)	3.18%	3.48%

Provision for Loan Losses

The Company recorded a $2.5 million loan loss reserve release in the first quarter of 2013 compared to a $6.1 million provision in the first quarter of 2012. Provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio. On a quarterly basis, management estimates the amount required and records the appropriate provision to maintain an adequate allowance for loan loss. Nonperforming loans decreased to $69.8 million at March 31, 2013, from $125.4 million at March 31, 2012, and $82.6 million at December 31, 2012. Net recoveries totaled $2.5 million in first quarter 2013 while net charge offs totaled $10.5 million for the first quarter of 2012. The distribution of the Company’s remaining nonperforming loans as well as charge-offs net of recoveries for relevant periods are included in the following tables.

	Nonperforming Loans as of			March 31, 2013 Dollar change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2012	2012
Real estate-construction	$8,040	$9,877	$24,072	$(1,837)	$(16,032)
Real estate-residential:
Investor	8,524	9,910	15,855	(1,386)	(7,331)
Owner occupied	8,269	10,610	18,399	(2,341)	(10,130)
Revolving and junior liens	3,776	3,832	2,835	(56)	941
Real estate-commercial, nonfarm	38,588	45,064	61,309	(6,476)	(22,721)
Real estate-commercial, farm	2,417	2,517	1,722	(100)	695
Commercial	210	762	1,247	(552)	(1,037)
Other	-	23	-	(23)	-
	$69,824	$82,595	$125,439	$(12,771)	$(55,615)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  The largest decrease in the nonperforming loans since December 31, 2012, was in the real estate – commercial, nonfarm segment as upgrades and migration to OREO were greater than the migration of loans to nonaccrual.  Remediation work continues.  Importantly, new migration to nonaccrual continues to be minimal.  The Company had only one large dollar credit (approximately $2.5 million) migrate in to nonaccrual in the quarter while several other relationships were upgraded resulting in a reduction in nonaccrual loans of approximately $4.5 million with an additional $490 thousand migrated to OREO.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	March 31,	December 31,	March 31,
	2013	2012	2012
Real estate-construction
Homebuilder	$3	$426	$632
Land	(1)	14	(666)
Commercial speculative	(767)	180	284
All other	(1)	51	(17)
Total real estate-construction	(766)	671	233
Real estate-residential
Investor	(149)	987	1,160
Owner occupied	(19)	342	670
Revolving and junior liens	349	530	296
Total real estate-residential	181	1,859	2,126
Real estate-commercial, nonfarm
Owner general purpose	(19)	46	830
Owner special purpose	117	131	2,376
Non-owner general purpose	(317)	(1,608)	1,032
Non-owner special purpose	(824)	-	(46)
Retail properties	(1,173)	367	3,899
Total real estate-commercial, nonfarm	(2,216)	(1,064)	8,091
Real estate-commercial, farm	-	-	-
Commercial	235	151	4
Other	29	43	17
	$(2,537)	$1,660	$10,471

Large recoveries in the real estate construction segment resulted from settlements with and payments received from a guarantor. Large recoveries in the real estate commercial segment stemmed from settlements of large relationships for cash and in some instances collateral property going to OREO. Charge off activity continued to be moderate and improved from last year.

	Classified loans as of			March 31, 2013 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2012	2012
Real estate-construction	$12,656	$14,140	$29,161	$(1,484)	$(16,505)
Real estate-residential:
Investor	8,913	12,007	32,220	(3,094)	(23,307)
Owner occupied	10,463	12,946	16,764	(2,483)	(6,301)
Revolving and junior liens	5,722	5,694	4,374	28	1,348
Real estate-commercial, nonfarm	61,442	67,851	104,977	(6,409)	(43,535)
Real estate-commercial, farm	2,417	2,517	3,663	(100)	(1,246)
Commercial	747	1,063	1,705	(316)	(958)
Other	1	26	10	(25)	(9)
	$102,361	$116,244	$192,874	$(13,883)	$(90,513)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  All three components are down since December 31, 2012.  Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  With the decline in both classified loans and OREO, this ratio improved to 71.2% at March 31, 2013, down from 82.9% at December 31, 2012, and 132.4% at March 31, 2012.

Allowance for Loan and Lease Losses

Below is a reconciliation for the activity for loan losses for the periods indicated (in thousands):

	Three Months Ending
	March 31,	December 31,	March 31,
	2013	2012	2012

Allowance at beginning of quarter	$38,597	$40,257	$51,997
Charge-offs:
Commercial	254	234	10
Real estate - commercial	508	814	8,280
Real estate - construction	4	718	1,402
Real estate - residential	585	1,990	2,291
Consumer and other loans	172	175	139
Total charge-offs	1,523	3,931	12,122
Recoveries:
Commercial	19	83	6
Real estate - commercial	2,724	1,878	189
Real estate - construction	770	47	1,169
Real estate - residential	404	131	165
Consumer and other loans	143	132	122
Total recoveries	4,060	2,271	1,651
Net (recoveries) charge-offs	(2,537)	1,660	10,471
Provision for loan losses	(2,500)	-	6,084
Allowance at end of year	$38,634	$38,597	$47,610

Average total loans (exclusive of loans held-for-sale)	$1,138,579	$1,263,172	$1,349,443
Net charge-offs to average loans	-0.22%	0.13%	0.78%
Allowance at year end to average loans	3.39%	3.06%	3.53%

Ending balance: Individually evaluated for impairment	$5,038	$6,259	$9,647
Ending balance: Collectively evaluated for impairment	$33,596	$32,338	$37,963

The coverage ratio of the allowance for loan losses to nonperforming loans was 55.33% as of March 31, 2013, which reflects an increase from 46.73% as of December 31, 2012.  Management updated the estimated specific allocations in the first quarter after receiving more recent appraisals for detailed collateral valuations or information on cash flow trends related to the impaired credits.  The estimated general allocation increased modestly by $1.3 million from December 31, 2012, as the overall credit condition of our loan portfolio adjusted for environmental factors remained relatively stable during the quarter.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of considerations, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.

Management regularly reviews the performance of the higher risk pool within commercial real estate loans and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by 3.9% at March 31, 2013, as compared to December 31, 2012.  Also, compared to December 31, 2012, management increased the loss factor assigned to this pool by 6.5% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses. After a review of the adequacy of the March 31, 2013, loan loss reserve, management concluded that a $2.5 million reserve release was justified.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 3.60% of total loans as of March 31, 2012, to 3.47% of total loans at March 31, 2013.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at March 31, 2013; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate

OREO decreased $6.8 million from $72.4 million at December 31, 2012, to $65.7 million at March 31, 2013.  Disposition activity and valuation writedowns in the first quarter exceeded numerous but smaller dollar additions to OREO leading to this overall decrease.  In the first quarter of 2013, management successfully converted collateral securing problem loans to properties ready for disposition, spent as needed on development improvements, transacted asset dispositions and recorded valuation adjustments as shown below.  As a result, holdings in all categories (vacant land suitable for farming, single family residences, lots suitable for development, multi-family and commercial property) were flat or decreased in the quarter.  Overall, a net gain on sale of $181,000 was realized in the first quarter.  Lower total OREO (down from $101.7 million at March 31, 2012) has resulted in reduced expenses to carry and operate remaining properties.

	Three Months Ended
(in thousands)	March 31,
	2013	2012
Beginning balance	$72,423	$93,290
Property additions	6,985	15,918
Development improvements	50	318
Less:
Property disposals	11,661	5,346
Period valuation adjustments	2,134	2,500
Other real estate owned	$65,663	$101,680

The OREO valuation reserve decreased to $31.0 million, which is 32.1% of gross OREO at March 31, 2013.  The valuation reserve represented 19.1% and 30.3% of gross OREO at March 31, 2012, and December 31, 2012, respectively.  In management’s judgment, an adequate property valuation allowance has been established to present OREO at current estimates of fair value less costs to sell; however, there can be no assurance that additional losses will not be incurred on disposition or update to valuation in the future.

OREO Properties by Type

(in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Single family residence	$9,854	15%	$10,624	15%	$12,533	12%
Lots (single family and commercial)	26,130	40%	26,473	37%	35,615	35%
Vacant land	4,610	7%	6,745	9%	8,812	9%
Multi-family	2,134	3%	4,372	6%	8,297	8%
Commercial property	22,935	35%	24,209	33%	36,423	36%
Total OREO properties	$65,663	100%	$72,423	100%	$101,680	100%

December 31, 2012, data reflects a $5.9 million reclassification of OREO participations from a liability to a contra OREO asset reduced to $2.6 million at March 31, 2013.  The contra OREO asset effectively reduces total OREO properties as reported.

Net OREO Aging

(in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total

0-90 Days	$3,929	6%	$6,666	9%	$14,980	15%
91-180 Days	3,666	5%	5,762	8%	9,658	9%
181 Days - 1 Year	5,661	9%	10,069	14%	26,864	26%
1 Year to 2 Years	27,067	41%	25,945	36%	38,391	38%
2 Years to 3 Years	17,101	26%	17,605	24%	7,083	7%
3 Years to 4 Years	4,392	7%	2,536	4%	4,704	5%
4 Years +	3,847	6%	3,840	5%	-	0%
Total	$65,663	100%	$72,423	100%	$101,680	100%

December 31, 2012 data reflects a $5.9 million reclassification of OREO participations from a liability to a contra OREO asset reduced to $2.6 million at March 31, 2013.

As part of our OREO management process, we age or track the time that OREO is held for sale.  The table above shows that, in total, where 31% of our OREO at December 31, 2012, had been held for less than one year, that percentage dropped to 20% at March 31, 2013.  When properties are tracked as being held for one to three years, the percentage of total OREO in that age class rose to 67% at March 31, 2013, up from 60% at December 31, 2012.  While the totals held for more than three years were smaller than other aging categories, a similar trend was found in properties held in OREO for more than three years (13% as of March 31, 2013, up 4% and 8% from December 31, 2012, and March 31, 2012, respectively) with approximately $3.9 million held for over four years at March 31, 2013.

Noninterest Income

Noninterest Income Analysis

	Three Months Ended			March 31, 2013 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2012	2012
Noninterest income
Trust income	$1,491	$1,438	$1,651	$53	$(160)
Service charges on deposits	1,677	1,976	1,831	(299)	(154)
Residential mortgage revenue	2,450	3,605	3,130	(1,155)	(680)
Securities gains, net	1,453	269	101	1,184	1,352
Increase in cash surrender value of bank-owned life insurance	407	362	495	45	(88)
Debit card interchange income	792	886	760	(94)	32
Lease revenue from other real estate owned	408	567	1,179	(159)	(771)
Net gain on sales of other real estate owned	181	1,800	23	(1,619)	158
Other income	1,737	803	1,294	934	443
Total noninterest income	$10,596	$11,706	$10,464	$(1,110)	$132

Active portfolio management and our efforts to shorten overall portfolio duration produced gains on securities sales in first quarter 2013 that are up sharply from prior periods.  The significant increase in other noninterest income from past periods reflects recapture of $612,000 in expense previously recorded on restricted stock awards.  As a result of the Treasury auction of preferred stock in first quarter, stock previously granted to executives was recaptured by the Company as required by TARP regulations.  Trust income reflected intensely competitive pricing in our market areas.  Residential mortgage revenue and deposit service charges reflected an overall market slowdown in those two product areas.

Noninterest Expense

Noninterest Expense Analysis

	Three Months Ended			March 31, 2013 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2012	2012
Noninterest expense
Salaries and employee benefits	$9,032	$8,154	$9,049	$878	$(17)
Occupancy expense, net	1,279	1,157	1,235	122	44
Furniture and equipment expense	1,144	1,198	1,155	(54)	(11)
FDIC insurance	1,035	973	1,000	62	35
General bank insurance	849	846	846	3	3
Amortization of core deposit intangible assets	525	537	195	(12)	330
Advertising expense	166	327	318	(161)	(152)
Debit card interchange expense	344	365	342	(21)	2
Legal fees	323	961	685	(638)	(362)
OREO valuation expense	1,987	4,284	2,500	(2,297)	(513)
Other OREO expense	1,699	2,087	2,154	(388)	(455)
Other expense	3,144	3,210	2,973	(66)	171
Total noninterest expense	$21,527	$24,099	$22,452	$(2,572)	$(925)

Salaries and benefits are up from fourth quarter 2012 on accrual of management bonus amounts under a Board approved incentive plan.  Amortization expense related to core deposit intangible assets increased as the value of those deposits has dropped in the current historically low interest rate environment.  Legal fees expenses dropped as management control of legal expense continued while problem loans and OREO also decreased.  OREO valuation expenses decreased as declines in property valuations, while still sizable, are more moderate than seen last year.

Income Taxes

The Company did not record an income tax expense for the first quarter of 2013, despite a $5.5 million pre-tax income during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, as of March 31, 2013, the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  The Company’s effective tax rate for the quarters ending March 31, 2013, and 2012 was 0%.

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the ultimate realizability of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010, to reflect this judgment.  A deferred tax asset of $1.5 million related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities remains at March 31, 2013, compared to $928,000 at December 31, 2012.  A decrease in rates will generally cause an increase in the fair value of individual securities and results in changes in unrealized gains on available-for-sale securities, while a decrease in rates generally causes an increase in fair value at a point in time.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain an investment in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Total assets decreased $91.8 million, or 4.5%, from December 31, 2012, to close at $1.95 billion as of March 31, 2013.  Loans decreased by $36.7 million, or 3.2%, as management continued to emphasize capital management and credit quality along with relationship lending.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO decreased $6.8 million, or 9.3% at March 31, 2013.  Available-for-sale securities decreased by $4.1 million for the three months ended March 31, 2013.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 decreased from $3.3 million at December 31, 2012, to $2.8 million as of March 31, 2013.  Management performed an annual review of the core deposit intangible assets as of November 30, 2012.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of the core deposit intangible assets as of March 31, 2013.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.11 billion as of March 31, 2013, a decrease of $36.7 million from $1.15 billion as of December 31, 2012.  The decrease in loans is primarily related to satisfactory resolution of classified credits and an overriding effort to develop relationship based loan clients.  Our existing commercial clients are not utilizing existing lines of credit to the extent we would prefer.  Despite difficult economic conditions and an intensely competitive environment, loan pipelines continued to build with first quarter 2013 new business exceeding new business in first quarter 2012 although growth remains elusive.  We have retained several new Relationship Managers who are expected to further develop this trend.

	Major Classification of Loans as of			March 31, 2013 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2012	2012
Commercial and industrial	$84,332	$86,941	$103,203	$(2,609)	$(18,871)
Real estate - commercial	566,349	579,687	676,297	(13,338)	(109,948)
Real estate - construction	40,698	42,167	60,285	(1,469)	(19,587)
Real estate - residential	394,599	414,543	464,596	(19,944)	(69,997)
Consumer	2,908	3,101	3,544	(193)	(636)
Overdraft	584	994	234	(410)	350
Lease financing receivables	8,574	6,060	1,944	2,514	6,630
Other	15,022	16,451	12,211	(1,429)	2,811
	1,113,066	1,149,944	1,322,314	(36,878)	(209,248)
Net deferred loan costs and (fees)	236	106	34	130	202
	$1,113,302	$1,150,050	$1,322,348	$(36,748)	$(209,046)

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates, and the local economy has been affected by the overall continued difficult economic conditions that have been experienced nationwide.  The adverse economic conditions continue to affect the Midwest region in particular and financial markets generally, and real estate related activity, including valuations and transactions, continues to experience distress.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 90.0% of the portfolio as of March 31, 2013, compared to 90.1% of the portfolio as of December 31, 2012.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.

Securities

	Securities at Fair Value as of			March 31, 2013 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2013	2012	2012	2012	2012
U.S. Treasury	$1,502	$1,507	$1,519	$(5)	$(17)
U.S. government agencies	69,265	49,850	45,336	19,415	23,929
U.S. government agency mortgage-backed	76,352	128,738	154,678	(52,386)	(78,326)
States and political subdivisions	27,015	15,855	15,719	11,160	11,296
Corporate Bonds	38,579	36,886	37,160	1,693	1,419
Collateralized mortgage obligations	131,669	169,600	47,153	(37,931)	84,516
Asset-backed securities	220,737	167,493	48,104	53,244	172,633
Collateralized debt obligations	10,627	9,957	9,702	670	925
	$575,746	$579,886	$359,371	$(4,140)	$216,375

The Company’s portfolio of mortgage-backed securities with single-family residential collateral has been reduced.  Management expects that the historically low interest rate environment may prompt increased repayment activity on these securities.  During the quarter, the Bank was a net acquirer of asset-backed securities on government backed Federal Family Education Loan Program student loan securities as well as U.S. Government agencies step up notes.  The Bank divested collateralized mortgage obligations and mortgage backed securities.  The net result of selling longer duration securities was to drop the portfolio duration from 2.44 to 2.15.  This restructuring also resulted in a $1.5 million gain for the quarter.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $875,000 from $1.3 million as of December 31, 2012, to $2.2 million as of March 31, 2013.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

Total deposits increased $1.0 million, or 0.1%, during the quarter ended March 31, 2013, to close at $1.72 billion.  During first quarter, savings, NOW and money markets increased by $14.5 million, $16.5 million and $7.9 million, or 6.7%, 5.8% and 2.4%, respectively.  At the same time, noninterest bearing demand deposits decreased by $28.1 million, or 7.4%.  Time deposits decreased $9.7 million or 1.9% primarily due to management’s pricing strategy discouraging customers with a single service relationship at the Bank.  We continue to maintain our number one market share in our home counties of Kane and Kendall in Illinois.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 0.85% in the quarter ended March 31, 2012, to 0.63%, or 22 basis points, in the same period of 2013.  Similarly, the average total cost of interest bearing liabilities decreased 22 basis points from 1.17% in the quarter ended March 31, 2012, to 0.95% in the same period of 2013.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility was originally composed of a $30.5 million senior debt facility and $500,000 in term debt, as well as $45.0 million of Subordinated Debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2012, and March 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement with the FRB, the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the Senior Debt upon the occurrence of an event of default by the Company under the Senior Debt agreement.  The senior debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the Senior Debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt  by 200 basis points, (iii) declare the Senior Debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the Subordinated Debt is treated as Tier 2 capital for regulatory capital purposes, the Senior Debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the Subordinated Debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

The Company increased its securities sold under repurchase agreements $2.9 million, or 16.4%, from December 31, 2012.  The Company’s other short-term borrowings decreased $100.0 million, from December 31, 2012, as a Federal Home Loan Bank of Chicago advance matured and was not replaced.

Capital

As of March 31, 2013, total stockholders’ equity was $75.9 million, which was an increase of $3.3 million, or 4.6%, from $72.6 million as of December 31, 2012.  This increase was primarily attributable to the net income from operations in the first quarter of 2013.  Additionally, Total Stockholders’ Equity was affected by the Company not accruing a dividend for part of the first quarter of 2013 on its Series B Preferred Stock.  As of March 31, 2013, the Company’s regulatory ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage increased to 14.33%, 7.46%, and 5.11%, respectively, compared to 13.62%, 6.81%, and 4.85%, respectively, at December 31, 2012.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at March 31, 2013.  The same capital ratios at the Bank were 15.79%, 14.52% and 9.94%, respectively, at March 31, 2013, compared to 14.86%, 13.59%, and 9.67%, at December 31, 2012.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the Consent Order.

In July 2011, the Company also entered into the Written Agreement with the FRB designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the FRB, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the FRB.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the Consent Order.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010, on the deferred payments totaled $13.0 million at March 31, 2013.

During the fourth quarter 2012, the U.S. Treasury (“Treasury”) announced the continuation of individual auctions of the preferred stock that was issued through the Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  At this time, the Company was informed that the Series B Stock would be auctioned.  Auctions were held and transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the CPP.  The auctions were successful for Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  At December 31, 2012, Old Second Bancorp carried $71.9 million of Series B Stock in Total Stockholders Equity.  At March 31, 2013, the Company carried $72.1 million of Series B Stock.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock.  Previously, the Company had declared and accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believes that the Company will likely be able to repurchase the Series B Stock in the future at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Stock in the first quarter and does not anticipate accruing for it through the second quarter.  The Company will continue to evaluate whether declaring dividends on the Series B Stock is appropriate in future periods.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock will increase from 5% to 9% in 2014.

In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets increased to 0.05% and 0.20%, respectively, at March 31, 2013, compared to (0.13)% and (0.12)%, respectively, at December 31, 2012.

	(unaudited)		(unaudited)
	As of March 31,		December 31,
	2013	2012	2012
	(dollars in thousands)
Tier 1 capital
Total stockholders’ equity	$75,854	$70,611	$72,552
Tier 1 adjustments:
Trust preferred securities	26,019	24,594	24,626
Cumulative other comprehensive loss	2,202	3,171	1,327
Disallowed intangible assets	(2,751)	(4,483)	(3,276)
Disallowed deferred tax assets	-	(2,220)	-
Other	(447)	(381)	(412)
Tier 1 capital	$100,877	$91,292	$94,817

Total capital
Tier 1 capital	$100,877	$91,292	$94,817
Tier 2 additions:
Allowable portion of allowance for loan losses	17,162	19,705	17,656
Additional trust preferred securities disallowed for tier 1 captial	30,606	32,031	31,999
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	92,768	96,736	94,655
Allowable Tier 2	92,768	91,292	94,655
Other Tier 2 capital components	(6)	(7)	(6)
Total capital	$193,639	$182,577	$189,466

Tangible common equity
Total stockholders’ equity	$75,854	$70,611	$72,552
Less: Preferred equity	72,130	71,108	71,869
Intangible assets	2,751	4,483	3,276
Tangible common equity	$973	$(4,980)	$(2,593)

Tier 1 common equity
Tangible common equity	$973	$(4,980)	$(2,593)
Tier 1 adjustments:
Cumulative other comprehensive loss	2,202	3,171	1,327
Other	(447)	(2,601)	(412)
Tier 1 common equity	$2,728	$(4,410)	$(1,678)

Tangible assets
Total assets	$1,954,044	$1,981,548	$2,045,799
Less:
Intangible assets	2,751	4,483	3,276
Tangible assets	$1,951,293	$1,977,065	$2,042,523

Total risk-weighted assets
On balance sheet	$1,316,171	$1,514,322	$1,356,762
Off balance sheet	35,327	34,138	34,804
Total risk-weighted assets	$1,351,498	$1,548,460	$1,391,566

Average assets
Total average assets for leverage	$1,973,234	$1,950,430	$1,955,000

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

	As of and for the
	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
	(unaudited)
Core earnings
Pre-tax income (loss)	$5,471	$(2,968)
Excluding impact of:
Other real estate owned, net of income	3,097	3,452
Provision for loan losses	(2,500)	6,084
Litigation related income	(11)	(116)
Core Earnings	$6,057	$6,452

Earnings per core diluted share
Average diluted number of shares	14,157,523	14,196,143
Core diluted earnings per share	$0.43	$0.45

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

Net cash inflows from operating activities were $2.2 million during the first quarter of 2013, compared with net cash inflows of $11.3 million in the same period in 2012.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflows for both of the first quarters of 2013 and 2012.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for both of the first quarters of 2013 and 2012.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $46.7 million in the first quarter of 2013, compared to net cash outflows of $24.6 million in the same period in 2012.  In the first quarter 2013, securities transactions accounted for net inflows of $9.0 million, and net principal received on loans accounted for net inflows of $27.0 million.  In the first quarter of 2012, securities transactions accounted for net outflows of $49.7 million, and net principal received on loans accounted for net inflows of $20.2 million.  Proceeds from sales of OREO accounted for $11.8 million and $5.4 million in investing cash inflows for the first quarters of 2013 and 2012, respectively.  Investing cash outflows for investment in OREO were $50,000 in the first quarter of 2013 as compared to $318,000 in the same period in 2012.

Net cash outflows from financing activities in the first quarter of 2013 were $96.2 million, compared with net cash inflows of $38.9 million in the first quarter of 2012.  Net deposit inflows in the first quarter of 2013 were $1.0 million compared to net deposit inflows of $23.1 million in the first quarter of 2012.  Other short-term borrowings had net cash outflows of $100.0 million related to the FHLBC advance repayment in the first quarter of 2013, whereas the first quarter of 2012 had a cash inflow in other short-term borrowings of $15.0 million.  Changes in securities sold under repurchase agreements accounted for $2.9 million in net inflows and $903,000 in net inflows, respectively, in the first quarters of 2013 and 2012.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from March 31, 2013, and December 31, 2012, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that occurred during the first half of 2012, it is no longer possible to calculate valid interest rate scenarios that represent declines of 0.5% or more.  Consequently, net interest income sensitivity is currently only calculated for interest rate increases.  Compared to December 31, 2012, the Company had greater earnings gains (in dollars) if interest rates should rise.  This increase in rising-rate benefit reflects the Company’s ability to obtain certain variable rate securities that both contributed to this rising-rate benefit and maintained the investment portfolio yield to support the margin.  The Company also sold some securities that had longer maturities further contributing to the increase in rising-rate benefit.  Federal Funds rates and the Bank’s prime rate were stable throughout the first quarter of 2013 at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods:

	Analysis of Net Interest Income Sensitivity
	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
March 31, 2013
Dollar change	N/A	N/A	N/A	$1,259	$2,583	$5,615
Percent change	N/A	N/A	N/A	+2.4%	+5.0%	+10.9%

December 31, 2012
Dollar change	N/A	N/A	N/A	$538	$1,164	$2,511
Percent change	N/A	N/A	N/A	+1.1%	+2.3%	+4.9%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On February 17, 2011, a former employee filed a purported class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain of the Company’s officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint sought equitable and monetary relief.  Though the Company believes that it, its affiliates, and its officers and employees have acted, and continue to act, in compliance with ERISA with respect to these matters, without conceding liability, the named defendants negotiated a settlement in principle with the plaintiffs.  On March 1, 3013, the Court preliminarily approved the parties’ settlement agreement.  The Court has scheduled a hearing on June 14, 2013 to make a final determination on the settlement.  The Company and its legal counsel expect that the Court will issue a final approval of the settlement agreement after the June 14th hearing and that the plaintiffs will therefore dismiss the litigation with a release of all claims.  If approved, the settlement agreement will not have a material adverse effect on the financial statements of the Bank or on the consolidated financial position of the Company because the entire settlement amount will be paid by the Company’s insurers.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2012.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2013, and December 31, 2011; (ii) Consolidated Statements of Operations for the three ended March 31, 2013, and March 31, 2012; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013, and March 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013, and March 31, 2012; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 15, 2013