Form 10-Q
period 2013-06-30
OLD SECOND BANCORP INC
filed 2013-08-14
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 12, 2013, the Registrant had outstanding 13,882,910 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$12,264	$44,221
Interest bearing deposits with financial institutions	55,594	84,286
Cash and cash equivalents	67,858	128,507
Securities available-for-sale	584,937	579,886
Federal Home Loan Bank and Federal Reserve Bank stock	10,292	11,202
Loans held-for-sale	4,498	9,571
Loans	1,102,703	1,150,050
Less: allowance for loan losses	35,042	38,597
Net loans	1,067,661	1,111,453
Premises and equipment, net	46,793	47,002
Other real estate owned	59,465	72,423
Mortgage servicing rights, net	5,301	4,116
Core deposit, net	2,226	3,276
Bank-owned life insurance (BOLI)	54,586	54,203
Other assets	29,317	24,160
Total assets	$1,932,934	$2,045,799

Liabilities
Deposits:
Noninterest bearing demand	$366,406	$379,451
Interest bearing:
Savings, NOW, and money market	827,952	826,976
Time	496,265	510,792
Total deposits	1,690,623	1,717,219
Securities sold under repurchase agreements	30,510	17,875
Other short-term borrowings	-	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	36,821	34,275
Total liabilities	1,861,832	1,973,247

Stockholders’ Equity
Preferred stock	72,396	71,869
Common stock	18,780	18,729
Additional paid-in capital	66,162	66,189
Retained earnings	19,958	12,048
Accumulated other comprehensive loss	(10,484)	(1,327)
Treasury stock	(95,710)	(94,956)
Total stockholders’ equity	71,102	72,552
Total liabilities and stockholders’ equity	$1,932,934	$2,045,799

	June 30, 2013		December 31, 2012
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,779,734	73,000	18,729,134
Shares outstanding	73,000	13,882,910	73,000	14,084,328
Treasury shares	-	4,896,824	-	4,644,806

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$13,912	$17,617	$28,826	$35,283
Loans held-for-sale	45	49	86	133
Securities:
Taxable	2,698	1,856	4,996	3,354
Tax exempt	174	102	293	205
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	76	77	152	151
Interest bearing deposits with financial institutions	27	35	69	60
Total interest and dividend income	16,932	19,736	34,422	39,186
Interest Expense
Savings, NOW, and money market deposits	221	254	449	554
Time deposits	1,800	2,342	3,653	4,947
Securities sold under repurchase agreements	-	1	1	1
Other short-term borrowings	-	1	19	4
Junior subordinated debentures	1,314	1,220	2,601	2,417
Subordinated debt	205	224	401	461
Notes payable and other borrowings	4	4	8	8
Total interest expense	3,544	4,046	7,132	8,392
Net interest and dividend income	13,388	15,690	27,290	30,794
(Release) provision for loan losses	(1,800)	200	(4,300)	6,284
Net interest and dividend income after (release) provision for loan losses	15,188	15,490	31,590	24,510
Noninterest Income
Trust income	1,681	1,463	3,172	3,114
Service charges on deposits	1,799	1,893	3,475	3,724
Secondary mortgage fees	267	311	497	607
Mortgage servicing income (loss), net of changes in fair value	743	(397)	987	(210)
Net gain on sales of mortgage loans	1,811	2,358	3,787	5,005
Securities gains, net	745	692	2,198	793
Increase in cash surrender value of bank-owned life insurance	372	326	779	821
Death benefit realized on bank owned life insurance	375	-	375	-
Debit card interchange income	900	1,113	1,692	1,873
Lease revenue from other real estate owned	257	911	665	2,090
Net gain on sale of other real estate owned	386	355	567	378
Other income	1,147	1,371	2,885	2,665
Total noninterest income	10,483	10,396	21,079	20,860
Noninterest Expense
Salaries and employee benefits	9,177	8,823	18,209	17,872
Occupancy expense, net	1,242	1,207	2,521	2,442
Furniture and equipment expense	1,104	1,183	2,248	2,338
FDIC insurance	1,024	1,029	2,059	2,029
General bank insurance	491	841	1,340	1,687
Amortization of core deposit and other intangible asset	525	250	1,050	445
Advertising expense	328	264	494	582
Debit card interchange expense	362	453	706	795
Legal fees	486	770	809	1,455
Other real estate expense	3,945	6,788	7,631	11,442
Other expense	3,510	3,026	6,654	5,999
Total noninterest expense	22,194	24,634	43,721	47,086
Income (loss) before income taxes	3,477	1,252	8,948	(1,716)
Income taxes expense	-	-	-	-
Net income (loss)	3,477	1,252	8,948	(1,716)
Preferred stock dividends and accretion of discount	1,305	1,238	2,594	2,461
Net income (loss) available to common stockholders	$2,172	$14	$6,354	$(4,177)

Basic earnings (loss) per share	$0.15	$0.00	$0.45	$(0.29)
Diluted earnings (loss) per share	0.15	0.00	0.45	(0.29)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (loss)	$3,477	$1,252	$8,948	$(1,716)

Total unrealized holding (losses) gains on available-for-sale securities arising during the period	(13,334)	(657)	(13,369)	347
Related tax benefit (expense)	5,491	272	5,508	(141)
Holding (losses) income after tax	(7,843)	(385)	(7,861)	206

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	745	692	2,198	793
Income tax expense on net realized gains	(306)	(283)	(902)	(324)
Net realized gains after tax	439	409	1,296	469
Total other comprehensive loss	(8,282)	(794)	(9,157)	(263)
Comprehensive (loss) income	$(4,805)	$458	$(209)	$(1,979)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$8,948	$(1,716)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	1,473	1,580
Change in market value on mortgage servicing rights	(239)	835
Provision for loan losses	(4,300)	6,284
Gain on recapture of restricted stock	(612)	-
Originations of loans held-for-sale	(112,161)	(129,803)
Proceeds from sales of loans held-for-sale	119,697	140,323
Net gain on sales of mortgage loans	(3,787)	(5,005)
Change in current income taxes payable	(266)	815
Increase in cash surrender value of bank-owned life insurance	(779)	(821)
Death claim on bank owned life insurance	396	-
Change in accrued interest receivable and other assets	1,427	(5,567)
Change in accrued interest payable and other liabilities	2,653	3,204
Net premium amortization on securities	162	553
Securities gains, net	(2,198)	(793)
Amortization of core deposit intangible	1,050	445
Stock based compensation	67	153
Net gain on sale of other real estate owned	(567)	(378)
Provision for other real estate owned losses	4,576	7,796
Net gain on disposal of fixed assets	(5)	-
Net cash provided by operating activities	15,535	17,905
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	34,892	126,358
Proceeds from sales of securities available-for-sale	424,822	8,359
Purchases of securities available-for-sale	(472,967)	(226,254)
Proceeds from sales of Federal Home Loan Bank stock	910	1,873
Net change in loans	31,582	93,506
Improvements in other real estate owned	(50)	(515)
Proceeds from sales of other real estate owned	20,032	16,066
Proceed from disposition of fixed assets	6	-
Net purchases of premises and equipment	(1,265)	(299)
Net cash provided by investing activities	37,962	19,094
Cash flows from financing activities
Net change in deposits	(26,596)	29,243
Net change in securities sold under repurchase agreements	12,635	12,901
Net change in other short-term borrowings	(100,000)	-
Purchase of treasury stock	(185)	(63)
Net cash (used in) provided by financing activities	(114,146)	42,081
Net change in cash and cash equivalents	(60,649)	79,080
Cash and cash equivalents at beginning of period	128,507	50,949
Cash and cash equivalents at end of period	$67,858	$130,029

Supplemental cash flow information
Income taxes paid (received)	$266	$(815)
Interest paid for deposits	4,165	6,029
Interest paid for borrowings	438	473
Noncash transfer of loans to other real estate	11,181	19,350
Noncash transfer of loans to securities available-for-sale	5,329	-
Change in dividends declared not paid	511	1,966
Accretion on preferred stock warrants	527	495
Fair value difference on recapture of restricted stock	43	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(1,716)			(1,716)
Change in net unrealized loss on securities available-for-sale net of $183 tax effect					(263)		(263)
Change in restricted stock	101		(101)				-
Stock based compensation			153				153
Purchase of treasury stock						(63)	(63)
Preferred stock accretion and declared dividends		495		(2,461)			(1,966)
Balance, June 30, 2012	$18,729	$71,358	$66,051	$12,930	$(3,965)	$(94,956)	$70,147

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				8,948			8,948
Change in net unrealized loss on securities available-for-sale, net of $6,410 tax effect					(9,157)		(9,157)
Change in restricted stock	51		(51)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			67				67
Purchase of treasury stock						(185)	(185)
Preferred stock accretion and declared dividends		527		(1,038)			(511)
Balance, June 30, 2013	$18,780	$72,396	$66,162	$19,958	$(10,484)	$(95,710)	$71,102

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2012.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting practices (“GAAP”) and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  The impact of ASU 2013-02 on the Company’s consolidated financial statements was reflected in the consolidated statement of comprehensive income (loss) in the Company’s Form 10-Q for the quarter ended March 31, 2013.

Note 2 – Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity and income needs of the Company.  While the portfolio serves as an important component of the overall liquidity management at Old Second National Bank (the “Bank”), portions of the portfolio will also serve as income producing assets.  The size of the portfolio reflects liquidity needs, loan demand and interest income objectives.  The Company views the June 30, 2013, securities portfolio ($602.8 million amortized cost and $584.9 million fair value) as a substantial source of liquidity that will allow for loan growth without having to raise deposits.  Consistent with the comments above, management views the portion of the portfolio not carried in an unrealized loss position and the Bank’s ability to borrow a substantial amount with securities as collateral affords the Bank a comfortable liquidity position.  Portfolio size and composition may be adjusted from time to time.

Investments are comprised of debt securities and non-marketable equity investments.  All debt securities are classified as available-for-sale and may be sold under our management and asset/liability strategies.  Securities available-for-sale are carried at fair value.  Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity.  This balance sheet component changes as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock, Federal Reserve Bank of Chicago (“FRB”) stock and various other equity securities.  FHLBC stock was recorded at a value of $5.5 million at June 30, 2013, and $6.4 million at December 31, 2012.  FRB stock was recorded at $4.8 million at June 30, 2013, and December 31, 2012.  Our FHLB stock is necessary to maintain access to FHLB advances.

The following table summarizes the amortized cost and fair value of the available-for-sale securities at June 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:
U.S. Treasury	$1,559	$-	$(12)	$1,547
U.S. government agencies	6,784	-	(58)	6,726
U.S. government agency mortgage-backed	55,764	259	(3,609)	52,414
States and political subdivisions	19,370	870	(121)	20,119
Corporate bonds	34,812	410	(793)	34,429
Collateralized mortgage obligations	173,145	7	(4,647)	168,505
Asset-backed securities	294,179	1,938	(5,264)	290,853
Collateralized debt obligations	17,146	-	(6,802)	10,344
	$602,759	$3,484	$(21,306)	$584,937
December 31, 2012:
U.S. Treasury	$1,500	$7	$-	$1,507
U.S. government agencies	49,848	122	(120)	49,850
U.S. government agency mortgage-backed	127,716	1,605	(583)	128,738
States and political subdivisions	14,639	1,216	-	15,855
Corporate bonds	36,355	586	(55)	36,886
Collateralized mortgage obligations	168,795	1,895	(1,090)	169,600
Asset-backed securities	165,347	2,468	(322)	167,493
Collateralized debt obligations	17,941	-	(7,984)	9,957
	$582,141	$7,899	$(10,154)	$579,886

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2013, by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities asset-backed securities, and collateralized debt obligations are shown separately:

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Due in one year or less	$477	4.45%	$493
Due after one year through five years	16,566	2.21%	17,005
Due after five years through ten years	34,389	2.77%	34,049
Due after ten years	11,093	4.31%	11,274
	62,525	2.91%	62,821
Mortgage-backed securities	228,909	2.00%	220,919
Asset-back securites	294,179	1.41%	290,853
Collateralized debt obligations	17,146	2.18%	10,344
	$602,759	1.81%	$584,937

Securities with unrealized losses at June 30, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
June 30, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$12	$1,547	-	$-	$-	1	$12	1,547
U.S. government agencies	2	58	6,726	-	-	-	2	58	6,726
U.S. government agency mortgage-backed	9	3,609	43,699	-	-	-	9	3,609	43,699
States and political subdivisions	6	121	4,720	-	-	-	6	121	4,720
Corporate bonds	6	772	14,213	1	21	1,028	7	793	15,241
Collateralized mortgage obligations	15	4,647	123,601	-	-	-	15	4,647	123,601
Asset-backed securities	17	5,219	152,555	1	45	3,782	18	5,264	156,337
Collateralized debt obligations	-	-	-	2	6,802	10,344	2	6,802	10,344
	56	$14,438	$347,061	4	$6,868	$15,154	60	$21,306	$362,215

	Less than 12 months			Greater than 12 months
December 31, 2012	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	4	$120	$17,039	-	$-	$-	4	$120	$17,039
U.S. government agency mortgage-backed	12	583	53,184	-	-	-	12	583	53,184
Corporate bonds	4	55	9,724	-	-	-	4	55	9,724
Collateralized mortgage obligations	6	1,060	37,778	1	30	2,343	7	1,090	40,121
Asset-backed securities	6	322	37,488	-	-	-	6	322	37,488
Collateralized debt obligations	-	-	-	2	7,984	9,957	2	7,984	9,957
	32	$2,140	$155,213	3	$8,014	$12,300	35	$10,154	$167,513

Recognition of other-than-temporary impairment was not necessary in the six months ended June 30, 2013, or the year ended December 31, 2012.  The changes in fair values related primarily to interest rate fluctuations and were generally not related to credit quality deterioration.  Further to this point as shown in tables that follow below, the amount of deferrals and defaults in the pooled collateralized debt obligations (“CDO”) decreased in the period from December 31, 2012, to June 30, 2013.

Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDO.  In the case of the CDO fair value measurement, management included a risk premium adjustment as of June 30, 2013, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as Level 3 securities as described in Note 12 of this quarterly report as of June 30, 2013.  Management did not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the collateralized debt obligation, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating [1]	Issuance	Amount	Collateral %	Amount	Collateral %
June 30, 2013
Class A1	$8,172	$5,407	$(2,765)	BB+	63	$207,000	27.6%	$226,117	30.1%
Class A2A	8,974	4,937	(4,037)	B+	63	207,000	27.6%	129,117	17.2%
	$17,146	$10,344	$(6,802)

December 31, 2012
Class A1	$9,038	$5,768	$(3,270)	BB+	63	$208,000	27.7%	$190,982	25.5%
Class A2A	8,903	4,189	(4,714)	B+	63	208,000	27.7%	93,982	12.5%
	$17,941	$9,957	$(7,984)

1 Moody’s credit rating for class A1 and A2A were Baa2 and Ba2, respectively, as of June 30, 2013, and December 31, 2012.  The Fitch ratings for class A1 and A2A were BBB and B, respectively, as of June 30, 2013, and December 31, 2012.

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2013	December 31, 2012
Commercial	$86,173	$86,941
Real estate - commercial	563,061	579,687
Real estate - construction	34,964	42,167
Real estate - residential	386,504	414,543
Consumer	2,793	3,101
Overdraft	505	994
Lease financing receivables	11,863	6,060
Other	16,371	16,451
	1,102,234	1,149,944
Net deferred loan cost (fees)	469	106
	$1,102,703	$1,150,050

It is the policy of the Company to review each prospective credit in order to determine an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 89.3% and 90.1% of the portfolio at June 30, 2013, and December 31, 2012, respectively.  The Company remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations in accordance with the requirements of the Stipulation and Consent to the Issuance of a Consent Order the Bank entered into with the Office of the Controller of the Currency (the “OCC”) on May 16, 2011 (the “Consent Order”).  Regulatory and Capital matters affecting the Company, including the Consent Order, are discussed in more detail in Note 11 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$149	$-	$-	$149	$97,783	$104	$98,036	$-
Real estate - commercial
Owner occupied general purpose	1,126	637	-	1,763	113,614	4,109	119,486	-
Owner occupied special purpose	134	381	-	515	156,051	6,858	163,424	-
Non-owner occupied general purpose	-	-	-	-	128,930	7,627	136,557	-
Non-owner occupied special purpose	-	-	-	-	79,512	1,436	80,948	-
Retail properties	-	-	-	-	37,083	8,599	45,682	-
Farm	-	-	53	53	16,911	-	16,964	53
Real estate - construction
Homebuilder	-	-	-	-	5,614	168	5,782	-
Land	-	-	-	-	2,520	254	2,774	-
Commercial speculative	-	-	-	-	12,083	3,536	15,619	-
All other	-	-	-	-	9,991	798	10,789	-
Real estate - residential
Investor	565	-	-	565	122,819	13,662	137,046	-
Owner occupied	254	397	-	651	110,309	7,574	118,534	-
Revolving and junior liens	496	143	-	639	126,854	3,431	130,924	-
Consumer	-	-	-	-	2,793	-	2,793	-
All other	-	-	-	-	17,345	-	17,345	-
	$2,724	$1,558	$53	$4,335	$1,040,212	$58,156	$1,102,703	$53

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$159	$-	$-	$159	$92,080	$762	$93,001	$-
Real estate - commercial
Owner occupied general purpose	1,580	50	-	1,630	119,994	5,487	127,111	-
Owner occupied special purpose	172	-	-	172	149,439	11,433	161,044	-
Non-owner occupied general purpose	-	1,046	-	1,046	128,817	13,436	143,299	-
Non-owner occupied special purpose	-	4,304	-	4,304	69,299	477	74,080	-
Retail properties	-	-	-	-	37,732	10,532	48,264	-
Farm	-	-	-	-	23,372	2,517	25,889	-
Real estate - construction
Homebuilder	-	-	-	-	4,469	1,855	6,324	-
Land	-	-	-	-	2,747	254	3,001	-
Commercial speculative	-	-	-	-	10,755	6,587	17,342	-
All other	300	215	68	583	14,360	557	15,500	68
Real estate - residential
Investor	276	164	-	440	140,141	9,910	150,491	-
Owner occupied	3,151	375	21	3,547	110,735	9,918	124,200	21
Revolving and junior liens	888	203	-	1,091	134,990	3,771	139,852	-
Consumer	3	-	-	3	3,075	23	3,101	-
All other	-	-	-	-	17,551	-	17,551	-
	$6,529	$6,357	$89	$12,975	$1,059,556	$77,519	$1,150,050	$89

The Bank had no commitments to any borrower whose loans were classified as impaired at June 30, 2013 and December 31, 2012.

Credit Quality Indicators:

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison against industry averages, historical payment experience, and current economic trends.  Each loan and loan relationship is examined either individually or according to the following materiality and risk rating considerations.  This analysis includes loans with outstanding loans or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

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

Credits that are not covered by the definitions above are “pass” credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans as were as follows:

June 30, 2013	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$86,714	$10,617	$705	$-	$98,036
Real estate - commercial
Owner occupied general purpose	101,754	7,329	10,403	-	119,486
Owner occupied special purpose	149,604	6,468	7,352	-	163,424
Non-owner occupied general purpose	111,466	10,050	15,041	-	136,557
Non-owner occupied special purpose	65,706	13,806	1,436	-	80,948
Retail Properties	34,653	1,434	9,595	-	45,682
Farm	15,412	1,499	53	-	16,964
Real estate - construction
Homebuilder	1,230	2,135	2,417	-	5,782
Land	2,520	-	254	-	2,774
Commercial speculative	8,486	3,597	3,536	-	15,619
All other	9,634	357	798	-	10,789
Real estate - residential
Investor	120,120	2,958	13,968	-	137,046
Owner occupied	107,125	401	11,008	-	118,534
Revolving and junior liens	125,638	200	5,086	-	130,924
Consumer	2,792	-	1	-	2,793
All other	17,345	-	-	-	17,345
Total	$960,199	$60,851	$81,653	$-	$1,102,703

December 31, 2012	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$88,071	$3,867	$1,063	$-	$93,001
Real estate - commercial
Owner occupied general purpose	113,118	2,995	10,998	-	127,111
Owner occupied special purpose	134,152	9,036	17,856	-	161,044
Non-owner occupied general purpose	105,192	14,273	23,834	-	143,299
Non-owner occupied special purpose	68,682	3,911	1,487	-	74,080
Retail Properties	32,715	1,873	13,676	-	48,264
Farm	21,262	2,110	2,517	-	25,889
Real estate - construction
Homebuilder	1,318	2,196	2,810	-	6,324
Land	2,747	-	254	-	3,001
Commercial speculative	7,122	-	10,220	-	17,342
All other	14,607	37	856	-	15,500
Real estate - residential
Investor	123,876	14,608	12,007	-	150,491
Owner occupied	110,858	396	12,946	-	124,200
Revolving and junior liens	133,992	166	5,694	-	139,852
Consumer	3,075	-	26	-	3,101
All other	17,331	220	-	-	17,551
Total	$978,118	$55,688	$116,244	$-	$1,150,050

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of June 30, 2013, were as follows:

				Six Months Ended
	As of June 30, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$52	$62	$-	$124	$-
Commercial real estate
Owner occupied general purpose	2,890	3,332	-	3,681	2
Owner occupied special purpose	5,489	6,513	-	6,335	-
Non-owner occupied general purpose	10,073	11,619	-	12,215	104
Non-owner occupied special purpose	451	627	-	464	-
Retail properties	6,981	9,655	-	7,880	-
Farm	-	-	-	1,259	-
Construction
Homebuilder	3,317	3,317	-	3,736	69
Land	-	-	-	127	-
Commercial speculative	3,213	6,405	-	2,739	-
All other	302	388	-	190	-
Residential
Investor	10,729	13,099	-	7,948	5
Owner occupied	8,546	9,669	-	8,968	98
Revolving and junior liens	1,388	1,558	-	1,378	3
Consumer	-	-	-	11	-
Total impaired loans with no recorded allowance	53,431	66,244	-	57,055	281
With an allowance recorded
Commercial	52	59	52	309	-
Commercial real estate
Owner occupied general purpose	1,317	1,374	380	1,166	-
Owner occupied special purpose	1,369	1,459	453	2,811	-
Non-owner occupied general purpose	1,208	2,085	20	1,993	-
Non-owner occupied special purpose	985	996	126	492	-
Retail properties	1,618	1,640	670	1,685	-
Farm	-	-	-	-	-
Construction
Homebuilder	168	604	2	97	-
Land	254	308	27	127	-
Commercial speculative	323	372	35	2,323	-
All other	496	590	260	487	-
Residential
Investor	3,046	3,504	1,610	3,894	-
Owner occupied	4,010	4,854	725	4,960	12
Revolving and junior liens	2,103	2,550	676	2,284	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	16,949	20,395	5,036	22,628	12
Total impaired loans	$70,380	$86,639	$5,036	$79,683	$293

Impaired loans by class of loans were as follows:

				Six Months Ended
	As of December 31, 2012			June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$196	$229	$-	$555	$-
Commercial real estate
Owner occupied general purpose	4,473	5,021	-	4,425	-
Owner occupied special purpose	7,180	8,486	-	10,521	-
Non-owner occupied general purpose	14,356	17,381	-	12,165	135
Non-owner occupied special purpose	477	634	-	938	-
Retail properties	8,780	15,323	-	5,024	-
Farm	2,517	2,517	-	1,580	-
Construction
Homebuilder	4,155	4,729	-	8,533	55
Land	254	308	-	1,373	-
Commercial speculative	2,265	3,451	-	7,976	-
All other	78	168	-	2,202	-
Residential
Investor	5,168	6,979	-	3,218	-
Owner occupied	9,389	11,002	-	10,736	93
Revolving and junior liens	1,368	1,689	-	1,621	1
Consumer	23	23		-	-
Total impaired loans with no recorded allowance	60,679	77,940	-	70,867	284
With an allowance recorded
Commercial	566	619	458	573	-
Commercial real estate
Owner occupied general purpose	1,014	1,057	230	4,992	-
Owner occupied special purpose	4,253	6,200	712	3,879	-
Non-owner occupied general purpose	2,779	3,906	204	8,943	-
Non-owner occupied special purpose	-	-	-	217	-
Retail properties	1,752	1,812	1,102	9,316	-
Farm	-	-	-	346	-
Construction
Homebuilder	26	75	3	2,290	-
Land	-	-	-	-	-
Commercial speculative	4,322	6,613	757	4,446	-
All other	479	649	353	190	-
Residential
Investor	4,742	5,954	477	11,231	-
Owner occupied	5,909	6,923	1,089	6,942	63
Revolving and junior liens	2,464	2,625	874	1,369	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	28,306	36,433	6,259	54,734	63
Total impaired loans	$88,985	$114,373	$6,259	$125,601	$347

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

TDR that were modified during the period are summarized as follows:

	TDR Modifications			TDR Modifications
	Three months ended June 30, 2013			Six months ended June 30, 2013

	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Commercial	-	-	-	-	-	-
Real estate - commercial
Deferral[3]	1	$610	$472	1	$610	$472
Real estate - residential
Owner occupied
Deferral[3]	-	-	-	1	137	137
Revolving and junior liens	-	-	-	-	-	-
Other[5]	1	30	29	1	30	29
	2	$640	$501	3	$777	$638

	TDR Modifications			TDR Modifications
	Three months ended June 30, 2012			Six months ended June 30, 2012

	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Bifurcate[1]	1	$209	$207	1	$209	$207
Interest[2]	1	2,921	2,772	1	2,921	2,772
Real estate - construction
Interest[2]	-	-	-	1	460	425
Real estate - residential
Investor
Bifurcate[1]	1	337	90	1	337	90
Owner occupied
Deferral[3]	-	-	-	1	108	108
Revolving and junior liens
Hamp[4]	1	117	61	1	117	61
	4	$3,584	$3,130	6	$4,152	$3,663

1 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

2 Interest: Interest rate concession below normal market

3 Deferral: Refers to the deferral of principal payments

4 HAMP: Home Affordable Modification Program

5 Other

TDR are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity within 12 months of restructure for the three months or six months ending June 30, 2012.  The following table presents TDR that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity		TDR Default Activity
	Three Months ending June 30, 2013		Six Months ending June 30, 2013
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - residential
Investor	-	$-	1	$155
	-	$-	1	$155

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three months and six months ended June 30, 2013, were as follows:

Allowance for loan losses:	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Three Months Ended June 30, 2013
Beginning balance	$3,773	$19,265	$3,729	$3,971	$1,214	$6,682	$38,634
Charge-offs	25	1,018	894	1,014	134	-	3,085
Recoveries	25	505	480	179	104	-	1,293
Provision	(441)	(655)	(625)	1,885	188	(2,152)	(1,800)
Ending balance	$3,332	$18,097	$2,690	$5,021	$1,372	$4,530	$35,042

Six Months Ended June 30, 2013
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	279	1,526	898	1,599	306	-	4,608
Recoveries	44	3,229	1,250	583	247	-	5,353
Provision	(950)	(3,706)	(1,499)	1,502	253	100	(4,300)
Ending balance	$3,332	$18,097	$2,690	$5,021	$1,372	$4,530	$35,042

Ending balance: Individually evaluated for impairment	$52	$1,649	$324	$3,011	$-	$-	$5,036
Ending balance: Collectively evaluated for impairment	$3,280	$16,448	$2,366	$2,010	$1,372	$4,530	$30,006

Loans:
Ending balance	$98,036	$563,061	$34,964	$386,504	$2,793	$17,345	$1,102,703
Ending balance: Individually evaluated for impairment	$104	$32,381	$8,073	$29,822	$-	$-	$70,380
Ending balance: Collectively evaluated for impairment	$97,932	$530,680	$26,891	$356,682	$2,793	$17,345	$1,032,323

1 As of June 30, 2013, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $11.1 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $2.9 million at June 30, 2013.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three months and six months ended June 30, 2012, were as follows:

Allowance for loan losses:	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Three Months Ended June 30, 2012
Beginning balance	$5,328	$28,638	$6,964	$4,793	$919	$968	$47,610
Charge-offs	98	4,059	1,940	2,895	138	-	9,130
Recoveries	4	1,433	2	68	99	-	1,606
Provision	(451)	(2,246)	475	2,175	183	64	200
Ending balance	$4,783	$23,766	$5,501	$4,141	$1,063	$1,032	$40,286

Six Months Ended June 30, 2012
Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	108	12,339	3,342	5,186	277	-	21,252
Recoveries	10	1,622	1,171	233	221	-	3,257
Provision	(189)	3,713	(265)	2,759	235	31	6,284
Ending balance	$4,783	$23,766	$5,501	$4,141	$1,063	$1,032	$40,286

Ending balance: Individually evaluated for impairment	$239	$2,707	$1,233	$2,168	$-	$-	$6,347
Ending balance: Collectively evaluated for impairment	$4,544	$21,059	$4,268	$1,973	$1,063	$1,032	$33,939

Loans:
Ending balance	$92,695	$625,056	$57,064	$447,151	$3,321	$12,847	$1,238,134
Ending balance: Individually evaluated for impairment	$1,091	$59,401	$20,213	$31,872	$-	$-	$112,577
Ending balance: Collectively evaluated for impairment	$91,604	$565,655	$36,851	$415,279	$3,321	$12,847	$1,125,557

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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2013	2012	2013	2012
Balance at beginning of period	$65,663	$101,680	$72,423	$93,290
Property additions	4,196	3,432	11,181	19,350
Development improvements	-	197	50	515
Less:
Property disposals, net of gains/losses	7,804	10,342	19,465	15,688
Period valuation adjustments	2,590	5,296	4,724	7,796
Balance at end of period	$59,465	$89,671	$59,465	$89,671

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$30,966	$23,994	$31,454	$23,462
Provision for unrealized losses	2,589	5,127	4,576	7,627
Reduction taken on sales	(3,112)	(1,821)	(5,734)	(3,789)
Other adjustments	44	169	191	169
Balance at end of period	$30,487	$27,469	$30,487	$27,469

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain on sales, net	$(386)	$(355)	$(567)	$(378)
Provision for unrealized losses	2,589	5,127	4,576	7,627
Operating expenses	1,356	1,661	3,055	3,815
Less:
Lease revenue	257	911	665	2,090
	$3,302	$5,522	$6,399	$8,974

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2013	December 31, 2012
Noninterest bearing demand	$366,406	$379,451
Savings	227,687	216,305
NOW accounts	287,492	286,860
Money market accounts	312,773	323,811
Certificates of deposit of less than $100,000	306,302	318,844
Certificates of deposit of $100,000 or more	189,963	191,948
	$1,690,623	$1,717,219

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2013, and December 31, 2012.  Junior subordinated debentures are discussed in detail in Note 8:

	June 30, 2013	December 31, 2012
Securities sold under repurchase agreements	$30,510	$17,875
FHLB advances	-	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$134,388	$221,753

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities with a carrying amount of $37.1 million at June 30, 2013, and $26.0 million at December 31, 2012.  At June 30, 2013, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  At June 30, 2013, there were no advances on the FHLBC stock of $5.5 million and collateralized securities and loans valued at $103.2 million under the principles and standards of the FHLBC advance program.  The Company has also established borrowing capacity at the FRB that was not used at either June 30, 2013, or December 31, 2012.  The Company currently has $18.2 million of borrowing capacity at the FRB at the current secondary rate of 1.25%.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility including $500,000 in term debt, as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2012, and June 30, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement dated July 22, 2011 between the Company and the FRB (the “Written Agreement”), the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Note 8 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities was sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and a call can be exercised by the Company from time to time thereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totals $14.3 million at June 30, 2013.

Note 9 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 200,868 at June 30, 2013.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first half of 2013 or 2012.  All stock options are granted for a term of ten years.

Total compensation cost that has been charged for those plans was $67,000 in the first half of 2013 and $153,000 in the first half of 2012.

There were no stock options exercised during the first half of 2013 or 2012.  There is no unrecognized compensation cost related to nonvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Incentive Plan for the six months ending June 30, 2013 is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Beginning outstanding	409,500	$28.75
Canceled	(2,000)	32.59
Ending outstanding	407,500	$28.74	2.5	$-

Exercisable at end of quarter	407,500	$28.74	2.5	$-

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors have discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Further, in first quarter 2013 after completion on Treasury’s auction of the Old Second Bancorp Series B Preferred Stock at a discount, 45,000 unvested restricted stock shares previously awarded were recaptured in addition to 133,943 restricted stock shares that were fully vested.  These recaptures provided an income statement benefit of $612,000 included in other noninterest income.  There were 155,500 restricted awards issued during the second quarter of 2013 and no restricted awards were issued during the second quarter of 2012.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested restricted awards for the six months ending June 30, 2013, is as follows:

	June 30, 2013
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	327,920	$2.21
Granted	155,500	3.28
Vested	(191,920)	2.63
Forfeited	(11,000)	2.47
Recaptured after Series B auction	(45,000)	1.25
Nonvested at June 30	235,500	$2.75

Total unrecognized compensation cost of restricted awards is $462,000 as of June 30, 2013, and is expected to be recognized over a weighted-average period of 2.66 years.  Total unrecognized compensation cost of restricted awards was $227,000 as of June 30, 2012, which was expected to be recognized over a weighted-average period of 1.13 years.

Note 10 – Earnings (Loss) Per Share

The earnings (loss) per share is included below as of June 30 (in thousands except for share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Weighted-average common shares outstanding	13,882,910	14,084,328	13,978,979	14,063,936
Weighted-average common shares less stock based awards	13,867,910	13,883,008	13,907,463	13,869,174
Weighted-average common shares stock based awards	209,868	327,920	209,968	334,361
Net income (loss)	$3,477	$1,252	$8,948	$(1,716)
Dividends and accretion of discount on preferred shares	1,305	1,238	2,594	2,461
Net earnings (loss) available to common shareholders	2,172	14	6,354	(4,177)
Undistributed earnings (loss)	2,172	14	6,354	(4,177)
Basic earnings (loss) per share common undistributed loss	0.15	0.00	0.45	(0.29)
Basic earnings (loss) per share	$0.15	$0.00	$0.45	$(0.29)
Diluted earnings (loss) per share:
Weighted-average common shares outstanding	13,882,910	14,084,328	13,978,979	14,063,936
Dilutive effect of restricted shares	194,868	126,600	138,452	139,599
Diluted average common shares outstanding	14,077,778	14,210,928	14,117,431	14,203,535
Net earnings (loss) available to common stockholders	$2,172	$14	$6,354	$(4,177)
Diluted earnings (loss) per share	$0.15	$0.00	$0.45	$(0.29)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,224,839	1,313,839	1,224,839	1,313,839

The above earnings (loss) per share calculation did not include 815,339 common stock warrants that were outstanding as of June 30, 2013, and June 30, 2012, because they were anti-dilutive.

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

The Bank has exceeded both capital ratio objectives in the Consent Order since June 30, 2011.  At June 30, 2013, the Bank’s Tier 1 capital leverage ratio was 10.40%, up 73 basis points from December 31, 2012, and 165 basis points above the 8.75% objective the Bank had agreed to maintain in the Consent Order.  The Bank’s total capital ratio was 16.30%, up 144 basis points from December 31, 2012, and 505 basis points above the objective of 11.25%.

On July 22, 2011, the Company entered into a Written Agreement with the FRB. Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2013, and December 31, 2012.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and savings and loan holding companies with consolidated assets of less than $500 million.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III rules also revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  A number of instruments that now qualify as Tier 1 capital will not qualify under the Basel III rules.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income. The Basel III Rules have maintained the general structure of the current prompt corrective action framework while incorporating the increased requirements.  The Basel III Rules also revise prompt corrective action guidelines to add the Common Equity Tier 1 capital ratio.  Generally, the new Basel III Rules become effective on January 1, 2015.  Management is reviewing the new rules to assess their impact on the Company.

At June 30, 2013, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.  However, the Bank is limited in the amount of brokered deposits that it can hold pursuant to the Consent Order.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk weighted assets
Consolidated	$ 197,465	14.70%	$ 107,464	8.00%	N/A	N/A
Old Second Bank	218,590	16.30	107,283	8.00	134,104	10.00
Tier 1 capital to risk weighted assets
Consolidated	106,025	7.89	53,752	4.00	N/A	N/A
Old Second Bank	201,607	15.03	53,655	4.00	80,482	6.00
Tier 1 capital to average assets
Consolidated	106,025	5.46	77,674	4.00	N/A	N/A
Old Second Bank	201,607	10.40	77,541	4.00	96,926	5.00

December 31, 2012
Total capital to risk weighted assets
Consolidated	$ 189,466	13.62%	$ 111,287	8.00%	N/A	N/A
Old Second Bank	206,496	14.86	111,169	8.00	138,961	10.00
Tier 1 capital to risk weighted assets
Consolidated	94,817	6.81	55,693	4.00	N/A	N/A
Old Second Bank	188,873	13.59	55,592	4.00	83,388	6.00
Tier 1 capital to average assets
Consolidated	94,817	4.85	78,200	4.00	N/A	N/A
Old Second Bank	188,873	9.67	78,127	4.00	97,659	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized” and is in full compliance with heightened capital ratios that it has agreed to maintain with the OCC contained within the Consent Order.  However, as a result of continuing to be under the Consent Order, the Bank is formally considered “adequately capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in Subordinated Debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of June 30, 2013, trust preferred proceeds of $27.2 million qualified as Tier 1 regulatory capital and $29.4 million qualified as Tier 2 regulatory capital.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Other dividend payment restrictions on the Bank and the Company as included in the Consent Order and the Written Agreement preclude dividend payment without prior regulatory approval.

As discussed in Note 8, as of June 30, 2013, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of June 30, 2013, was $14.3 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all deferred dividends on the Series B Preferred Stock.  In August 2010, it also began to defer the payment of dividends on such preferred stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay all deferred and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred Series B Preferred Stock dividends as of June 30, 2013, was $11.2 million.  In addition, the Consent Order and the Written Agreement contain restrictions on dividend payments.

Further detail on the subordinated debentures, the Series B Preferred Stock and the deferral of interest and dividends thereon is described in Notes 8 and 15.

Note 12 – Fair Value Measurements

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended June 30, 2013, and 2012 there were no significant transfers between levels.

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

•                Asset-backed securities are priced using a single expected cash flow stream model using trades, covers, bids, offers and price for similar bonds as well as prepayment and default projections based on historical statistics of the underlying collateral and current market data.  As some of asset-backed securities are auction rate securities, there is additional liquidity risk estimated by the Company.  Therefore, the valuation of some asset-backed securities are considered Level 3 valuations

•                Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held for sale is determined using quoted secondary market prices.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2013, and December 31, 2012, respectively, which are measured by the Company at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,547	$-	$-	$1,547
U.S. government agencies	-	6,726	-	6,726
U.S. government agency mortgage-backed	-	52,414	-	52,414
States and political subdivisions	-	19,987	132	20,119
Corporate Bonds	-	34,429	-	34,429
Collateralized mortgage obligations	-	168,505	-	168,505
Asset-backed securities		139,085	151,768	290,853
Collateralized debt obligations	-	-	10,344	10,344
Loans held-for-sale	-	4,498	-	4,498
Mortgage servicing rights	-	-	5,301	5,301
Other assets (Interest rate swap agreements
net of swap credit valuation)	-	773	(23)	750
Other assets (Forward MBS)	-	602	-	602
Total	$1,547	$427,019	$167,522	$596,088

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$773	$-	$773
Other liabilities (Interest rate lock commitments to borrowers)	-	(6)	-	(6)
Total	$-	$767	$-	$767

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,507	$-	$-	$1,507
U.S. government agencies	-	49,850	-	49,850
U.S. government agency mortgage-backed	-	128,738	-	128,738
States and political subdivisions	-	15,723	132	15,855
Corporate Bonds	-	36,886	-	36,886
Collateralized mortgage obligations	-	169,600	-	169,600
Asset-backed securities		167,493	-	167,493
Collateralized debt obligations	-	-	9,957	9,957
Loans held-for-sale	-	9,571	-	9,571
Mortgage servicing rights	-	-	4,116	4,116
Other assets (Interest rate swap agreements
net of swap credit valuation)	-	1,349	(47)	1,302
Other assets (Forward MBS)	-	567	-	567
Total	$1,507	$579,777	$14,158	$595,442

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$1,349	$-	$1,349
Other liabilities (Interest rate lock commitments to borrowers)	-	5	-	5
Total	$-	$1,354	$-	$1,354

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Six months ended June 30, 2013
	Investment securities available-for- sale
	Collateralized Debt Obligations	Asset-backed	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	115	276	-	239	24
Included in other comprehensive income	1,182	(1,450)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	164,533	-	-	-
Issuances	-	-	-	946	-
Settlements	(910)	-	-	-	-
Sales	-	(11,591)	-	-	-
Ending balance June 30, 2013	$10,344	$151,768	$132	$5,301	$(23)

	Six months ended June 30, 2012
	Investment securities available-for- sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	80	-	(835)	11
Included in other comprehensive income	(829)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	879	-
Settlements	(62)	-	-	-
Expirations	-	-	-	-
Ending balance June 30, 2012	$9,163	$138	$3,531	$(69)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of June 30, 2013:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Collateralized Debt Obligations	$10,344	Discounted Cash Flow	Discount Rate	Libor + 5.75-6.75%	6.2%
			Prepayment %	0%-76.0%	16.4%
			Default range	3.0%-100.0%	19.1%

Mortgage Servicing rights	5,301	Discounted Cash Flow	Discount Rate	10.5%	10.5%
			Prepayment Speed	11.6%	11.6%

Interest Rate Swap Valuation	(23)	Management estimate of credit risk exposure	Probability of Default	5%-31%	15.7%

Asset-backed securities	151,768	Discounted Cash Flow	Credit Risk Premium Liquidity Risk Premium	.75%-1.5% 1.0%	1.4% 1.0%

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

The $132,000 on the state and political subdivisions line at June 30, 2013, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized under Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and other real estate owned.  For assets measured at fair value on a nonrecurring basis on hand at June 30, 2013, and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$11,561	$11,561
Other real estate owned, net[2]	-	-	59,465	59,465
Total	$-	$-	$71,026	$71,026

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $16.6 million, with a valuation allowance of $5.0 million, resulting in a decrease of specific allocations within the allowance for loan losses of $1.3 million for the six months ending June 30, 2013.

2   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $59.5 million, which is made up of the outstanding balance of $92.5 million, net of a valuation allowance of $30.5 million and participations of $2.5 million, at June 30, 2013.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These assets include OREO and impaired loans.  The Company has estimated the fair values of these assets based primarily on Level 3 inputs.  Other real estate and impaired loans are generally valued using the fair value of collateral provided by third party appraisals.  These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $7.8 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at June 30, 2013.  The Bank had $7.4 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2012.  In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At June 30, 2013, the notional amount of non-hedging interest rate swaps was $91.0 million with a weighted average maturity of 1.4 years.  At December 31, 2012, the notional amount of non-hedging interest rate swaps was $82.1 million with a weighted average maturity of 1.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of June 30, 2013, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$90,986	Other Assets	$750	Other Liabilities	$773
Commitments[1]	219,605	Other Assets	602	N/A	-
Forward contracts[2]	24,000	N/A	-	Other Liabilities	(6)
Total			$1,352		$767

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2012.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$82,097	Other Assets	$1,302	Other Liabilities	$1,349
Commitments[1]	226,135	Other Assets	567	N/A	-
Forward contracts[2]	28,000	N/A	-	Other Liabilities	5
Total			$1,869		$1,354

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward mortgage backed securities contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company's contractual commitments due to letters of credit as of June 30, 2013, and December 31, 2012.

The following table is a summary of financial instrument commitments (in thousands):

	June 30, 2013			December 31, 2012
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$5	$3,596	$3,601	$5	$3,378	$3,383
Commercial standby	-	51	51	-	51	51
Performance standby	1,607	2,966	4,573	1,630	4,217	5,847
	1,612	6,613	8,225	1,635	7,646	9,281

Non-borrower:
Financial standby	-	-	-	-	-	-
Commercial standby	-	-	-	-	-	-
Performance standby	240	1,089	1,329	240	1,125	1,365
	240	1,089	1,329	240	1,125	1,365
Total letters of credit	$1,852	$7,702	$9,554	$1,875	$8,771	$10,646

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

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$12,264	$12,264	$12,264	$-	$-
Interest bearing deposits with financial institutions	55,594	55,594	55,594	-	-
Securities available-for-sale	584,937	584,937	1,547	421,146	162,244
FHLBC and FRB Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	54,586	54,586	-	54,586	-
Loans held-for-sale	4,498	4,498	-	4,498	-
Loans, net	1,067,661	1,061,512	-	-	1,061,512
Accrued interest receivable	4,303	4,303	-	4,303	-

Financial liabilities:
Noninterest bearing deposits	$366,406	$366,406	$366,406	$-	$-
Interest bearing deposits	1,324,217	1,327,078	-	1,327,078	-
Securities sold under repurchase agreements	30,510	30,510	-	30,510	-
Junior subordinated debentures	58,378	61,062	36,223	24,839	-
Subordinated debenture	45,000	38,486	-	38,486	-
Note payable and other borrowings	500	407	-	407	-
Borrowing interest payable	14,341	14,341	8,503	5,838	-
Deposit interest payable	933	933	-	933	-

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$44,221	$44,221	$44,221	$-	$-
Interest bearing deposits with financial institutions	84,286	84,286	84,286	-	-
Securities available-for-sale	579,886	579,886	1,507	568,290	10,089
FHLBC and FRB Stock	11,202	11,202	-	11,202	-
Bank-owned life insurance	54,203	54,203	-	54,203	-
Loans held-for-sale	9,571	9,571	-	9,571	-
Loans, net	1,111,453	1,118,711	-	-	1,118,711
Accrued interest receivable	5,252	5,252	-	5,252	-

Financial liabilities:
Noninterest bearing deposits	$379,451	$379,451	$379,451	$-	$-
Interest bearing deposits	1,337,768	1,347,603	-	1,347,603	-
Securities sold under repurchase agreements	17,875	17,875	-	17,875	-
Other short-term borrowings	100,000	100,000	-	100,000
Junior subordinated debentures	58,378	38,308	22,725	15,583	-
Subordinated debenture	45,000	28,206	-	28,206	-
Note payable and other borrowings	500	302	-	302	-
Borrowing interest payable	11,740	11,740	6,946	4,794	-
Deposit interest payable	1,006	1,006	-	1,006	-

Note 15 – Preferred Stock

The Series B Preferred Stock was issued as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program ( the “CPP”). as implemented by the Treasury.  The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company's common stock at an exercise price of $13.43 per share.

The Company allocated the $73 million in proceeds received from the Treasury in the first quarter 2009 between the Series B Preferred Stock and the warrants that were issued.  The warrants were classified as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Preferred Stock and the warrants as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

As discussed in Note 11, in August 2010, the Company suspended quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 8 and Note 11, the Company has elected to defer interest payments on certain of its subordinated debentures.  In quarters prior to first quarter, 2013, during the period in which preferred stock dividends were deferred such dividends continued to accrue.  However, if the Company fails to pay dividends for an aggregate of six quarters on the Series B Preferred Stock, whether or not consecutive, the holders have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of unpaid and deferred Series B Preferred Stock dividends as of June 30, 2013, was $11.2 million.

During the fourth quarter 2012, Treasury announced the continuation of individual auctions of the preferred stock issued through CPP.  At that time, the Company was informed that the Series B Preferred Stock would be auctioned by Treasury.  All of the Series B Preferred Stock held by Treasury was sold to third parties, including certain of our directors, in auctions that were completed in the first quarter of 2013.  At December 31, 2012, Old Second Bancorp carried $71.9 million of Series B Stock in Total Stockholders Equity.  At June 30, 2013, the Company carried $72.4 million of Series B Stock.

As a result of the completed auctions, the Company’s Board elected to stop declaring the dividend on the Series B Preferred Stock in first quarter, 2013.  Previously, the Company had declared and accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believes that the Company will likely be able to repurchase the Series B Stock in the future at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Stock in the first quarter and did not accrue for it in the second quarter.  The Company will continue to evaluate whether declaring dividends on the Series B Stock is appropriate in future periods.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock will increase from 5% to 9% in 2014.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Old Second Bancorp, Inc. (the “Company”) is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of June 30, 2013, as compared to December 31, 2012, and the results of operations for the three-month and six-month periods ended June 30, 2013, and 2012.  This discussion and analysis should be read along with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2012 Form 10-K.

The economies in our chosen markets continued to recover slowly as did the national financial infrastructure.  Troubled real estate markets in the Company’s market areas continue to directly affect borrowers’ ability to repay their loans.  This has resulted in a continued elevated, but improving level of nonperforming loans.  The Company has, however, seen signs of stabilization in all real estate markets.  Overall economic weakness is reflected in the Company’s operating results, and management remains vigilant in analyzing the loan portfolio quality, estimating loan loss provision and making decisions to charge-off loans.  The Company recorded a $4.3 million loan loss reserve release and net income of $8.9 million prior to preferred stock dividends in the first half of 2013.  This compared to a $6.3 million provision for loan losses and a net loss of $1.7 million prior to preferred stock dividends the same period in 2012.

The Company recorded a $1.8 million loan loss reserve release after $1.8 million in net charge offs in second quarter.  Net income of $3.5 million (prior to preferred stock dividends) was recorded in second quarter down from $5.5 million for the first three months of 2013.  Second quarter 2012 results included $200,000 in provision for loan losses and $1.3 million net income prior to preferred stock dividends and accretion.

Summary information shown as graphs can be found at our investor relations website or go to https://www.snl.com/irweblinkx/QuarterlyResults.aspx?iid=100625.  The graphs and information included on the investor relations website are being furnished for reference purposes only and are not incorporated in, or to be considered filed with this, Form 10-Q.

Results of Operations

The net income for the second quarter of 2013 was $3.5 million, or $0.15 earnings per diluted share, after preferred stock dividend and accretion discount, as compared with $1.3 million net income, or $0.00 earnings per diluted share after preferred stock dividend and accretion discount, in the second quarter of 2012.  The net income for the first half of 2013 was $8.9 million or $0.45 earnings per diluted share after preferred stock dividend and accretion, as compared to $1.7 million in net loss, or $0.29 loss per diluted share after preferred stock dividend and accretion in the first half of 2012.  The Company recorded a $4.3 million release from the loan loss reserve in the first half of 2013, which included a release of $1.8 million in the second quarter.  Net loan recoveries totaled $745,000 the first half of 2013, which included $1.8 million of net charge-offs in the second quarter.  The net income available to common stockholders was $2.2 million for the second quarter of 2013 and $6.4 million for the first half of 2013, as compared to a net income to common shareholders of $14,000 and a net loss to common shareholders of $4.2 million for the second quarter and first half of 2012, respectively.

Net Interest Income

Net interest and dividend income decreased $3.5 million, from $30.8 million in the first half of 2012, to $27.3 million in the first half of 2013.  Average earning assets increased $27.9 million to $1.77 billion from the first half of 2012 to the first half of 2013, as management continued to emphasize asset quality with sharply higher portfolio securities (up 61.1%) while new loan originations continued to be limited.  The

$194.3 million decrease in year to date average loans and loans held-for-sale was primarily due to the lack of expansion by local businesses leading to lower utilization of available credit lines.  Simultaneously, difficult competitive pricing, paydowns and maturities contributed to the year over year decrease.  To utilize available liquid funds, management continued to increase securities available-for-sale in the first half of 2013 to 30.3% of total assets up from 28.3% at the end of 2012.  At the same time, the Company’s stable deposit base was impacted by expiration of the Federal Deposit Insurance Corporation Transaction Account Guarantee (TAG) program on large deposit balances, income and property tax payments and the loss of some retail deposits as customers took advantage of other investment opportunities.  As a result, average interest bearing deposits decreased $32.0 million year over year for the six month period ended June 30.  At this time, management sees no need to grow deposits to fund loan or investment opportunities and management expects that securities sales and maturities will provide cost effective liquidity as those opportunities arise.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.57% in the first half of 2012 to 3.13% in the first half of 2013.  The average tax-equivalent yield on earning assets decreased from 4.46% in the first half of 2012 (yield would have been 4.35% except for collection of previously reversed or unrecognized interest on loans that returned to performing status) to 3.89% (yield would have been 3.82% except for adjustments noted above) in the first half of 2013.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.13% to 0.96% helping to offset the decrease in earning asset yield.  The growth of lower yielding securities (compared to reductions in higher yielding loans) was the main cause of decreased net interest income. Reductions in higher yielding loans come from the factors discussed in the paragraph above.  Additionally, management continued to see pressure to reduce interest rates on loans retained at renewal and found it necessary to accept rate concessions to keep the business.

Net interest income decreased $2.3 million from $15.7 million in the second quarter of 2012 to $13.4 million in the second quarter of 2013.  Higher yielding average loans were down $174.6 million year over year in the three month period ended June 30 while lower yielding average securities were up $215.0 million in the same period.  Quarterly average interest bearing deposits were essentially flat year over year (down $35.44 million to $1.35 billion from $1.38 billion) while other interest bearing liabilities showed a $20.1 million increase in year over year quarterly averages in low cost securities sold under repurchase agreements and a minimal decrease in other borrowings, essentially FHLB advances.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets decreased from 3.65% in the second quarter of 2012 to 3.07% in the second quarter of 2013.  The average tax-equivalent yield on earning assets decreased from 4.52% in the second quarter of 2012 to 3.83% in the second quarter of 2013.  The cost of interest-bearing liabilities also decreased from 1.09% to 0.96% in the same period.  Consistent with the year to date margin trend, the decreased overall average earning assets resulting from reduced levels of higher yielding loans and the movement to lower yielding securities combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment to decrease interest income to a greater degree than found in interest expense decreases.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and six-month periods ended June 30, 2013, and 2012.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June 30, 2013 and 2012

(Dollar amounts in thousands - unaudited)

	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$43,933	$27	0.24%	$56,486	$35	0.25%
Securities:
Taxable	569,877	2,698	1.89	364,475	1,856	2.04
Non-taxable (tax equivalent)	20,752	268	5.17	11,165	157	5.62
Total securities	590,629	2,966	2.01	375,640	2,013	2.14
Dividends from FRB and FHLBC stock	10,742	76	2.83	12,382	77	2.49
Loans and loans held-for-sale [1]	1,118,892	13,974	4.94	1,293,446	17,688	5.41
Total interest earning assets	1,764,196	17,043	3.83	1,737,954	19,813	4.52
Cash and due from banks	22,948	-	-	34,279	-	-
Allowance for loan losses	(38,228)	-	-	(48,353)	-	-
Other non-interest bearing assets	194,782	-	-	240,075	-	-
Total assets	$1,943,698			$1,963,955

Liabilities and Stockholders’ Equity
NOW accounts	$297,918	$65	0.09%	$279,205	$67	0.10%
Money market accounts	319,236	115	0.14	310,497	135	0.17
Savings accounts	230,822	41	0.07	214,873	52	0.10
Time deposits	497,262	1,800	1.45	576,099	2,342	1.64
Interest bearing deposits	1,345,238	2,021	0.60	1,380,674	2,596	0.76
Securities sold under repurchase agreements	24,692	-	-	4,636	1	0.09
Other short-term borrowings	769	-	-	3,132	1	0.13
Junior subordinated debentures	58,378	1,314	9.00	58,378	1,220	8.36
Subordinated debt	45,000	205	1.80	45,000	224	1.97
Notes payable and other borrowings	500	4	3.16	500	4	3.16
Total interest bearing liabilities	1,474,577	3,544	0.96	1,492,320	4,046	1.09
Non-interest bearing deposits	357,802	-	-	373,869	-	-
Other liabilities	35,202	-	-	26,774	-	-
Stockholders’ equity	76,117	-	-	70,992	-	-
Total liabilities and stockholders’ equity	$1,943,698			$1,963,955
Net interest income (tax equivalent)		$13,499			$15,767
Net interest income (tax equivalent)
to total earning assets			3.07%			3.65%
Interest bearing liabilities to earning assets	83.58%			85.87%

1.            Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $551,000 and $519,000 for the second quarter of 2013 and 2012, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June 30, 2013 and 2012

(Dollar amounts in thousands - unaudited)

	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$56,395	$69	0.24%	$50,252	$60	0.24%
Securities:
Taxable	559,114	4,996	1.79	345,681	3,354	1.94
Non-taxable (tax equivalent)	15,407	451	5.85	10,872	316	5.81
Total securities	574,521	5,447	1.90	356,553	3,670	2.06
Dividends from FRB and FHLBC stock	10,971	152	2.77	12,854	151	2.35
Loans and loans held-for-sale [1]	1,131,210	28,945	5.09	1,325,558	35,462	5.29
Total interest earning assets	1,773,097	34,613	3.89	1,745,217	39,343	4.46
Cash and due from banks	26,411	-	-	25,344	-	-
Allowance for loan losses	(38,609)	-	-	(49,857)	-	-
Other non-interest bearing assets	199,076	-	-	240,031	-	-
Total assets	$1,959,975			$1,960,735

Liabilities and Stockholders’ Equity
NOW accounts	$294,504	$129	0.09%	$278,141	$139	0.10%
Money market accounts	324,279	238	0.15	305,629	301	0.20
Savings accounts	226,380	82	0.07	210,019	114	0.11
Time deposits	501,450	3,653	1.47	584,830	4,947	1.70
Interest bearing deposits	1,346,613	4,102	0.61	1,378,619	5,501	0.80
Securities sold under repurchase agreements	22,490	1	0.01	3,156	1	0.06
Other short-term borrowings	22,182	19	0.17	6,648	4	0.12
Junior subordinated debentures	58,378	2,601	8.91	58,378	2,417	8.28
Subordinated debt	45,000	401	1.77	45,000	461	2.03
Notes payable and other borrowings	500	8	3.18	500	8	3.16
Total interest bearing liabilities	1,495,163	7,132	0.96	1,492,301	8,392	1.13
Non-interest bearing deposits	355,651	-	-	370,815	-	-
Other liabilities	34,398	-	-	24,367	-	-
Stockholders’ equity	74,763	-	-	73,252	-	-
Total liabilities and stockholders’ equity	$1,959,975			$1,960,735
Net interest income (tax equivalent)		$27,481			$30,951
Net interest income (tax equivalent)
to total earning assets			3.13%			3.57%
Interest bearing liabilities to earning assets	84.32%			85.51%

1.            Interest income from loans is shown on a tax equivalent basis as discussed below and includes fees of $1.2 million and $936,000 for the first six months of 2013 and 2012, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income (GAAP)	$16,932	$19,736	$34,422	$39,186
Taxable equivalent adjustment - loans	17	22	33	46
Taxable equivalent adjustment - securities	94	55	158	111
Interest income (TE)	17,043	19,813	34,613	39,343
Less: interest expense (GAAP)	3,544	4,046	7,132	8,392
Net interest income (TE)	$13,499	$15,767	$27,481	$30,951
Net interest and income (GAAP)	$13,388	$15,690	$27,290	$30,794
Average interest earning assets	$1,764,196	$1,737,954	$1,773,097	$1,745,217
Net interest income to total interest earning assets	3.04%	3.63%	3.10%	3.55%
Net interest income to total interest earning assets (TE)	3.07%	3.65%	3.13%	3.57%

Provision for Loan Losses

In the first half of 2013, the Company recorded a $4.3 million release of reserve for loan losses, which included a release of $1.8 million in the second quarter primarily as a result of continuing improvement in asset quality as evidenced by reductions in nonperforming loans and continued moderate charge off experience.  In the first half of 2012, the provision for loan losses was $6.3 million, which included an addition of $200,000 in the second quarter.  Provisions for loan losses are made to recognize probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $62.7 million at June 30, 2013, from $69.8 million at March 31, 2013.  Charge-offs, net of recoveries, totaled a recovery of $745,000 in the first half of 2013 with net charge offs of $18.0 million in the first half of 2012.  Net charge-offs totaled $1.8 million in the second quarter of 2013 and $7.5 million in the second quarter of 2012.  These data along with the distribution of the Company’s nonperforming loans and charge-offs net of recoveries for the periods are included in the following tables.

	Nonperforming Loans as of			June 30, 2013 Dollar change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012
Real estate-construction	$6,303	$8,040	$20,213	$(1,737)	$(13,910)
Real estate-residential:
Investor	13,662	8,524	13,631	5,138	31
Owner occupied	7,927	8,269	15,103	(342)	(7,176)
Revolving and junior liens	3,431	3,776	3,138	(345)	293
Real estate-commercial, nonfarm	31,190	38,588	57,123	(7,398)	(25,933)
Real estate-commercial, farm	53	2,417	2,278	(2,364)	(2,225)
Commercial	104	210	1,091	(106)	(987)
	$62,670	$69,824	$112,577	$(7,154)	$(49,907)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due still accruing. The largest decrease in the nonperforming loans since June 30, 2012, was in the real estate–commercial, nonfarm segment as this segment’s upgrades and migration to OREO were greater than the migration of loans to nonperforming status.

Loan Charge-offs, net of recoveries	Three Months Ended		Year to Date
(in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Real estate-construction
Homebuilder	$(305)	$287	$(302)	$919
Land	(1)	-	(2)	(666)
Commercial speculative	718	1,514	(49)	1,798
All other	2	137	1	120
Total real estate-construction	414	1,938	(352)	2,171
Real estate-residential
Investor	64	1,887	(85)	3,047
Owner occupied	70	427	51	1,097
Revolving and junior liens	701	513	1,050	809
Total real estate-residential	835	2,827	1,016	4,953
Real estate-commercial, nonfarm
Owner general purpose	(19)	309	(38)	1,139
Owner special purpose	(260)	(1,150)	(143)	1,226
Non-owner general purpose	161	3,342	(156)	4,374
Non-owner special purpose	-	124	(824)	78
Retail properties	631	2	(542)	3,901
Total real estate-commercial, nonfarm	513	2,627	(1,703)	10,718
Real estate-commercial, farm	-	-	-	-
Commercial	-	93	235	97
Other	30	39	59	56
	$1,792	$7,524	$(745)	$17,995

Charge-offs for second quarter 2013 were primarily from previously established specific reserves on nonaccrual loans deemed uncollectible.  Charge-off activity continued to be improved from last year.

	Classified loans as of			June 30, 2013 Dollar Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012
Real estate-construction	$7,005	$12,656	$25,180	$(5,651)	$(18,175)
Real estate-residential:
Investor	13,968	8,913	19,198	5,055	(5,230)
Owner occupied	11,008	10,463	17,908	545	(6,900)
Revolving and junior liens	5,086	5,722	4,324	(636)	762
Real estate-commercial, nonfarm	43,827	61,442	85,135	(17,615)	(41,308)
Real estate-commercial, farm	53	2,417	2,278	(2,364)	(2,225)
Commercial	705	747	1,409	(42)	(704)
Other	1	1	7	—	(6)
	$81,653	$102,361	$155,439	$(20,708)	$(73,786)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  All three components are down since June 30, 2012.  Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve. This ratio reflects another measure of overall change in loan related asset quality.  The decline in both classified loans and OREO in second quarter improved this ratio for the tenth straight quarter.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for the periods indicated (in thousands):

	Three Months Ending
	6/30/2013	3/31/2013	6/30/2012

Allowance at beginning of quarter	$38,634	$38,597	$47,610
Charge-offs:
Commercial	25	254	98
Real estate - commercial	1,018	508	4,059
Real estate - construction	894	4	1,940
Real estate - residential	1,014	585	2,895
Consumer and other loans	134	172	138
Total charge-offs	3,085	1,523	9,130
Recoveries:
Commercial	25	19	4
Real estate - commercial	505	2,724	1,433
Real estate - construction	480	770	2
Real estate - residential	179	404	68
Consumer and other loans	104	143	99
Total recoveries	1,293	4,060	1,606
Net charge-offs (recoveries)	1,792	(2,537)	7,524
(Release) provision for loan losses	(1,800)	(2,500)	200
Allowance at end of year	$35,042	$38,634	$40,286

Average total loans (exclusive of loans held-for-sale)	$1,113,315	$1,138,579	$1,287,815
Net charge-offs (recoveries) to average loans	0.16%	(0.22)%	0.58%
Allowance at year end to average loans	3.15%	3.39%	3.13%

Ending balance: Individually evaluated for impairment	$5,036	$5,038	$6,347
Ending balance: Collectively evaluated for impairment	$30,006	$33,596	$33,939

The coverage ratio of the allowance for loan losses to nonperforming loans was 55.9% as of June 30, 2013, which reflects an increase from 55.3% as of March 31, 2013.  A decrease of $7.2 million, or 10.2%, in nonperforming loans in the second quarter of 2013 drove the overall coverage ratio change.  Management updated the estimated specific allocations in the second quarter after receiving more recent appraisals for detailed collateral valuations or information on cash flow trends related to the impaired credits.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of considerations, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.  The construction and development (“C & D”) portfolio, which has accounted for significant losses in previous periods, has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management believes that adequate reserves have been established for the inherent risk of loss in the C & D portfolio.

Management regularly reviews the performance of the higher risk pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as an estimate of potential reserve impact if the adverse migration were to become reality.  Assets subject to this pool factor decreased by 51.0% at June 30, 2013, compared to December 31, 2012.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

Since December 31, 2012, the Company continued to reduce its nonperforming loans reaching a total of $62.7 million at June 30, 2013.  Additionally, management conducted intensive loan workout and loss mitigation activities as evidenced by sizable net recoveries in first quarter and continued sizable recoveries in second quarter.  Recognizing the strength of our established trends, during the remaining months of 2013 management reasonably expects continued runoff of troubled assets.  This should allow for a reduction of the qualitative loss factors in our Loan Loss Reserve calculation methodology, thus reducing our reserve requirements.  Based on these factors and after an extensive review of the loan portfolio, management approved a $1.8 million loan loss reserve release effective June 30, 2013.

When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 3.3% of total loans as of June 30, 2012, to 3.2% of total loans at June 30, 2013.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at June 30, 2013; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO decreased $6.2 million from $65.7 million at March 31, 2013, to $59.5 million at June 30, 2013.  Disposition activity and valuation writedowns in the second quarter more than offset several smaller dollar additions to OREO, leading to this overall decrease.  In the second quarter of 2013, management successfully completed the OREO transactions (dispositions, improvements, valuations, new) shown below.  As a result, holdings in all categories (vacant land suitable for farming, single family residences, lots suitable for development, multi-family and commercial property) were down or essentially unchanged in the quarter.  Overall, a net gain on sale of $386,000 was realized in the second quarter.

	Three Months Ended		Year to Date
(in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$65,663	$101,680	$72,423	$93,290
Property additions	4,196	3,432	11,181	19,350
Development improvements	-	197	50	515
Less:
Property disposals	7,804	10,342	19,465	15,688
Period valuation adjustments	2,590	5,296	4,724	7,796
Other real estate owned	$59,465	$89,671	$59,465	$89,671

The OREO valuation reserve decreased to $30.5 million, which is 33.9% of gross OREO at June 30, 2013.  The valuation reserve represented 23.5% and 30.3% of gross OREO at June 30, 2012, and December 31, 2012, respectively.  In management’s judgment, an adequate property valuation allowance has been established to present OREO at current estimates of fair value less costs to sell; however, there can be no assurance that additional losses will not be incurred on disposition or updates to valuation in the future.

OREO Properties by Type

(in thousands)	June 30, 2013		March 31, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$8,161	14%	$9,854	15%	$10,459	12%
Lots (single family and commercial)	23,781	40%	26,130	40%	31,805	35%
Vacant land	3,266	5%	4,610	7%	7,662	9%
Multi-family	2,210	4%	2,134	3%	7,524	8%
Commercial property	22,047	37%	22,935	35%	32,221	36%
Total OREO properties	$59,465	100%	$65,663	100%	$89,671	100%

Net OREO Aging

(in thousands)	June 30, 2013		March 31, 2013		June 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total

0-90 Days	$4,025	7%	$3,929	6%	$3,418	4%
91-180 Days	3,086	5%	3,666	5%	12,200	14%
181 Days - 1 Year	6,380	11%	5,661	9%	25,748	29%
1 Year to 2 Years	20,356	34%	27,067	41%	34,579	38%
2 Years to 3 Years	17,404	29%	17,101	26%	9,463	10%
3 Years to 4 Years	4,529	8%	4,392	7%	4,263	5%
4 Years +	3,685	6%	3,847	6%	-	0%
Total	$59,465	100%	$65,663	100%	$89,671	100%

As part of our OREO management process, we age or track the time that OREO is held for sale.  The table above shows that, in total, where 47% of our OREO at June 30, 2012, had been held for less than one year, that percentage dropped to 23% at June 30, 2013.  When properties are tracked as being held for one to three years, the percentage of total OREO in that age class rose to 63% at June 30, 2013, up from 48% at June 30, 2012.  While the dollar totals held for more than three years were smaller than other aging categories, a similar trend was found in properties held in OREO for more than three years (14% as of June 30, 2013, up 1% and 9% from March 31, 2013, and June 30, 2012, respectively) with approximately $3.7 million held for over four years at June 30, 2013.

As properties are held for longer periods of time or if the specific property is problematic (i.e. completely vacant retail property) the Company has found it becomes more difficult to objectively evaluate qualified property appraisals of value.  In second quarter, the Company sold properties that fit this description to reduce OREO holdings and decrease the classified asset ratio in order to comply with the Consent Order.

The Company has seen slow sales improvement in all sectors of OREO holdings in 2013.  The most marked improvement has been in residential houses and unimproved lots for residential development, especially as these areas were relatively stagnant in the Company’s OREO holdings last year.  At June 30, 2013, the Company sees no sluggish sectors in the OREO portfolio and expects continued progress in shrinking the portfolio through sales.  While past liquidations of OREO properties have been close to or higher than the Company’s book value, there can be no guarantee that sales trend will continue.

Noninterest Income

	Three Months Ended			June 30, 2013 Dollar Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012
Noninterest income
Trust income	$1,681	$1,491	$1,463	$190	$218
Service charges on deposits	1,799	1,677	1,893	122	(94)
Residential mortgage revenue	2,821	2,450	2,272	371	549
Securities gains, net	745	1,453	692	(708)	53
Increase in cash surrender value of bank-owned life insurance	372	407	326	(35)	46
Death benefit including nterest realized on bank-owned life insurance	375	-	-	375	375
Debit card interchange income	900	792	1,113	108	(213)
Lease revenue from other real estate owned	257	408	911	(151)	(654)
Net gain on sales of other real estate owned	386	181	355	205	31
Other income	1,147	1,737	1,371	(590)	(224)
Total noninterest income	$10,483	$10,596	$10,396	$(113)	$87

Trust income for the second quarter was the highest quarterly total in two years reflecting favorable equity values and new business development by expanded trust relationship staff.  Portfolio management to lessen risk while maintaining and improving selected yields produced gains on securities sales.  Other noninterest income in 2013 reflects recapture during first quarter of large dollar expense previously recorded for restricted stock awards ($612,000 benefit) while a more modest amount was recognized on a new debit card agreement signed in second quarter.  Strong 2013 results were also realized in the Company’s residential mortgage group.

Noninterest Expense

	Three Months Ended			June 30, 2013 Dollar Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012
Noninterest expense
Salaries and employee benefits	$9,177	$9,032	$8,823	$145	$354
Occupancy expense, net	1,242	1,279	1,207	(37)	35
Furniture and equipment expense	1,104	1,144	1,183	(40)	(79)
FDIC insurance	1,024	1,035	1,029	(11)	(5)
General bank insurance	491	849	841	(358)	(350)
Amortization of core deposit intangible assets	525	525	250	-	275
Advertising expense	328	166	264	162	64
Debit card interchange expense	362	344	453	18	(91)
Legal fees	486	323	770	163	(284)
OREO valuation expense	2,589	1,987	5,127	602	(2,538)
Other OREO expense	1,356	1,699	1,661	(343)	(305)
Other expense	3,510	3,144	3,026	366	484
Total noninterest expense	$22,194	$21,527	$24,634	$667	$(2,440)

Salaries and benefits are up from first quarter 2013 on accrual of management bonus amounts under Board approved incentive plans.  Amortization expense related to core deposit intangible assets increased from the second quarter in 2012 reflecting management analysis of the decreased value of those deposits in the current historically low interest rate environment.  Legal fees expenses dropped on accounting recoveries and management control of legal expense continued. OREO valuation expenses decreased from 2012 as property valuation declines, while still sizable, are more moderate than seen last year.  OREO valuation expenses are measured on a consistent process of reappraising properties annually with a high level of appraisals in second and fourth calendar quarters.  General bank insurance expense is lower as a result of a favorable renewal of required coverage.

Income Taxes

The Company did not record income tax expense for the first six months of 2013, despite an $8.9 million pre-tax income during that period, due to the establishment of a valuation allowance against the Company’s deferred tax assets which was first established as of December 31, 2010.  Under generally accepted accounting principles, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  As a result, at June 30, 2013, the net amount of the Company’s deferred tax assets related to operations has been reduced to zero.  The Company’s effective tax rate for the first six months ending June 30, 2013, and 2012 was 0%.

The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the final realization of the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  Management determined that realization of the deferred tax asset was not “more likely than not” as required by accounting principles and established a valuation allowance at December 31, 2010, to reflect this judgment.  A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities increased to $7.3 million at June 30, 2013, from $928,000 at December 31, 2012.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  Management has both the ability and intent to retain investments in available-for-sale securities.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against its deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

Financial Condition

Total assets decreased $112.9 million, or 5.5%, from December 31, 2012, to close at $1.93 billion as of June 30, 2013.  Total loans decreased by $47.3 million, or 4.1%, as management continued to emphasize capital management and credit quality along with relationship lending under an intensely competitive market environment and with a customer base that has generally been cautious about expanding business in a difficult economy.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO, net of valuation reserve and reflecting new properties as well as dispositions and improvements to existing properties, decreased $13.0 million from December 31, 2012, or 17.9% at June 30, 2013.  Available-for-sale securities increased by $5.1 million for the six months ended June 30, 2013. Management is comfortable with the positions held in available for sale securities.  The portfolio provides benefit to net interest income as loan demand develops.  Between the portion of the portfolio that is not carried with unrealized loss and the ability to borrow a substantial amount using securities as collateral, management is comfortable with liquidity provided by available for sale securities.  If needed, management is confident that deposits could be raised if needed for whatever reason.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 decreased from $3.3 million at December 31, 2012, to $2.2 million as of June 30, 2013.  Management performed an annual review of the core deposit intangible assets as of November 30, 2012.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of the core deposit intangible assets as of June 30, 2013.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.10 billion as of June 30, 2013, a decrease of $47.3 million from $1.15 billion as of December 31, 2012.

	Major Classification of Loans as of			June 30, 2013 Dollar Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012
Commercial	$86,173	$84,332	$90,051	$1,841	$(3,878)
Real estate - commercial	563,061	566,349	625,056	(3,288)	(61,995)
Real estate - construction	34,964	40,698	57,064	(5,734)	(22,100)
Real estate - residential	386,504	394,599	447,151	(8,095)	(60,647)
Consumer	2,793	2,908	3,321	(115)	(528)
Overdraft	505	584	520	(79)	(15)
Lease financing receivables	11,863	8,574	2,644	3,289	9,219
Other	16,371	15,022	12,235	1,349	4,136
	1,102,234	1,113,066	1,238,042	(10,832)	(135,808)
Net deferred loan costs and (fees)	469	236	92	233	377
	$1,102,703	$1,113,302	$1,238,134	$(10,599)	$(135,431)

The quality of the Bank’s loan portfolio has continued to improve over the last 10 consecutive quarters.  This improvement is attributable to a number of factors including successful execution of management’s plan to reduce troubled and lower-quality assets, the still sluggish but gradually improving business conditions in our operating footprint, and the improvement in most sectors of the northern Illinois real estate market positively affecting real estate based borrowers in our portfolio.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  Notwithstanding this, our concentrations of real estate loans are below regulatory advised maximum limits.  These categories comprised 89.3% of the portfolio as of June 30, 2013, compared to 90.1% of the portfolio as of December 31, 2012.

The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.  Consistent with that commitment and management’s response to the Consent Order with the OCC, management continues to follow its asset diversification plan and revised credit policy.  Management had previously reorganized the lending function placing increased emphasis upon commercial and industrial lending in particular.  While the Bank is beginning to offer new commercial and industrial loan transactions to manufacturing industries, the Bank has also entered into new income producing commercial real estate loans, such as to nationally branded hotel franchises and to of multi-family apartments.  These efforts are beginning to reverse normal loan attrition.  Continued focus on this strategy in the remainder of 2013 should yield growth in our commercial loan portfolio ahead of runoff.

In second quarter 2013, the portfolio showed some stabilization.  Total loans declined $11.0 million in the quarter compared to much higher declines in previous recent quarters, for example, a $36.7 million decline between December 31, 2012, and March 31, 2013.  Management believes that the Bank may experience  modest organic loan growth in the second half of 2013.  While overall growth remains elusive, business development efforts, including work by several new experienced lenders since year end 2012, has produced sizable buildup in loan pipelines in the first half of 2013.

Securities

	Securities at Fair Value as of			June 30, 2013 Dollar Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012

U.S. Treasury	$1,547	$1,502	$1,515	$45	$32
U.S. government agencies	6,726	69,265	44,623	(62,539)	(37,897)
U.S. government agency mortgage-backed	52,414	76,352	95,208	(23,938)	(42,794)
States and political subdivisions	20,119	27,015	14,058	(6,896)	6,061
Corporate Bonds	34,429	38,579	35,267	(4,150)	(838)
Collateralized mortgage obligations	168,505	131,669	62,387	36,836	106,118
Asset-backed securities	290,853	220,737	136,674	70,116	154,179
Collateralized debt obligations	10,344	10,627	9,163	(283)	1,181
	$584,937	$575,746	$398,895	$9,191	$186,042

Second quarter purchases generally consisted of auction rate asset-backed securities backed by student loans with U.S. Department of Education guarantees.  Other noteworthy purchases were made on collateralized mortgage obligations and mortgage-backed securities, including some privately issued mortgage-backed.  Sales were conducted to maintain yield while lowering market value risk.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $9.2 million from $1.3 million as of December 31, 2012, to $10.5 million as of June 30, 2013.  Management is confident that the increase in securities carried with unrealized losses is in no way a concern.  Additional information related to securities available-for-sale is found in Note 2.

Deposits and Borrowings

	As Of			June 30, 2013 Dollar Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2013	2013	2012	2013	2012
Noninterest bearing	$366,406	$351,328	$412,635	$15,078	$(46,229)
Savings	227,687	230,771	213,634	(3,084)	14,053
NOW accounts	287,492	303,385	272,330	(15,893)	15,162
Money market accounts	312,773	331,707	314,236	(18,934)	(1,463)
Certificates of deposits:
of less than $100,000	306,302	312,193	347,789	(5,891)	(41,487)
of $100,000 or more	189,963	188,872	209,400	1,091	(19,437)
	$1,690,623	$1,718,256	$1,770,024	$(27,633)	$(79,401)

The Company’s stable deposit base was impacted by the expiration of the TAG program that provided FDIC insurance on large account balances.  Since March 31, 2013, income and property tax payments have also lead to deposit reductions.  Additionally, management believes that some retail deposits have been withdrawn to take advantage of other investment opportunities.

Total deposits decreased $26.6 million, or 1.5%, in the six months ended June 30, 2013, to close at $1.69 billion.  During first six months, savings and NOW increased by $11.4 million, and $632,000, or 5.3% and 0.2%, respectively.  At the same time, noninterest bearing demand and money market deposits decreased by $13.0 million and $11.0 million, or 3.4% and 3.4%, respectively.  Time deposits decreased $14.5 million or 2.8% primarily due to management’s pricing strategy discouraging deposit business from customers with a single service relationship at the Bank.  The Bank continues to maintain its number one market share in its home counties of Kane and Kendall in Illinois.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 0.76% in the quarter ended June 30, 2012, to 0.60%, or 16 basis points, in the same period of 2013.  Similarly, the average total cost of interest bearing liabilities decreased 13 basis points from 1.09% in the quarter ended June 30, 2012, to 0.96% in the same period of 2013.

June 30, 2013, compared to March 31, 2013, and comparisons of June 30, 2013, to June 30, 2012, are shown in the table above.  Relevant comments on these periods are found immediately below the data table.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility was originally composed of a $30.5 million senior debt facility including $500,000 in term debt, as well as $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the Subordinated Debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured, but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in Subordinated Debt at the end of both December 31, 2012, and June 30, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement with the FRB, the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the senior debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt  by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

The Company increased its securities sold under repurchase agreements $12.6 million, or 70.7%, from December 31, 2012.  The Company’s other short-term borrowings decreased $100.0 million, from December 31, 2012, as an FHLBC advance matured and was not replaced at June 30, 2013.

Capital

As of June 30, 2013, total stockholders’ equity was $71.1 million, which was a decrease of $1.5 million, or 2.0%, from $72.6 million as of December 31, 2012.  This decrease was primarily attributable to the increase in the accumulated other comprehensive loss, specifically unrealized loss on securities available for sale in the second quarter of 2013.  Unrealized loss on securities available for sale was $1.3 million and $10.5 million at December 31, 2012, and June 30, 2013, respectively.   Management believes the Company is very well positioned for an increase in rates and is very comfortable with the Company’s interest rate risk position.  Management expects only minimal activity (continued work to shorten duration under compliance with Company investment policy along with avoiding long term fixed rate securities) to address the increase in unrealized loss on securities available for sale.  Additionally, total stockholders’ equity received benefit from the Company not declaring or accruing a dividend for the second quarter of 2013 on its Series B Preferred Stock.  As of June 30, 2013, the Company’s regulatory ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage increased to 14.70%,7.89% and 5.46%, respectively, compared to

13.62%, 6.81% and 4.85%, respectively, at December 31, 2012.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at June 30, 2013.  The same capital ratios at the Bank were 16.30%, 15.03% and 10.40%, respectively, at June 30, 2013, compared to 14.86%, 13.59%, and 9.67%, at December 31, 2012.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the May 2011 Consent Order.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and savings and loan holding companies with consolidated assets of less than $500 million.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III rules also revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  A number of instruments that now qualify as Tier 1 capital will not qualify under the Basel III rules.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework while incorporating the increased requirements.  The Basel III Rules also revise prompt corrective action guidelines to add the Common Equity Tier 1 capital ratio.  Generally, the new Basel III Rules become effective on January 1, 2015.  Management is reviewing the new rules to assess their impact on the Company.

In July 2011, the Company also entered into the Written Agreement with the FRB designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on the Company taking dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the FRB, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the FRB.  The Written Agreement also calls for the Company to serve as a source of strength for the Bank, including ensuring that the Bank complies with the Consent Order.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the trust preferred securities including compounded interest from July 1, 2010 on the deferred payments totaled $14.3 million at June 30, 2013.

During the fourth quarter of 2012, the Treasury announced the continuation of individual auctions of the preferred stock issued through the CPP.  At that time, the Company was informed that the Series B Preferred Stock would be auctioned by Treasury.  All of the Series B Preferred Stock held by Treasury was sold to third parties, including certain of our directors, through the auctions that were completed in the first quarter of 2013.  At December 31, 2012, Old Second Bancorp carried $71.9 million of Series B Preferred Stock in Total Stockholders Equity, and at June 30, 2013, the Company carried $72.4 million of Series B Preferred Stock.

As a result of the completed auctions, the Company’s Board elected to stop declaring the dividend on the Series B Preferred  Stock in first quarter, 2013.  Previously, the Company had declared and accrued this dividend quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believes that the Company will likely be able to repurchase the Series B Preferred Stock in the future at a price less than the face amount of the Series B Preferred Stock plus accrued dividends.  Therefore, under GAAP, the Company did not fully declare or accrue the dividend on the Series B Preferred Stock in the first quarter and did not declare or accrue for it in the second quarter.  The Company will continue to evaluate whether declaring dividends on the Series B Preferred Stock is appropriate in future periods.  Pursuant to the terms of the Series B Preferred Stock, the dividends paid on the Series B Preferred Stock will increase from 5% to 9% in 2014.

In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets decreased to (0.18)% at June 30, 2013, largely attributable to the increase in the accumulated other comprehensive loss.  Specifically unrealized loss on securities available for sale rose sharply in the second quarter of 2013.  The Tier 1 common equity to risk weighted assets increased to 0.49% at June 30, 2013.  These 2013 results compare to tangible common equity to tangible assets (0.13)% and tier 1 common equity to risk weighted assets of (0.12)%, respectively, at December 31, 2012.

Management is working diligently to position the Company so that it can become current on deferred amounts related to the trust preferred securities and possibly repurchase Series B Stock formerly held by Treasury.  Management believes that continuing to improve the Bank’s asset quality, showing improving earnings and securing removal of the Consent Order are primary steps necessary for the Company to solve some of its capital issues.

	(unaudited)		(unaudited)
	As of June 30,		December 31,
(dollars in thousands)	2013	2012	2012

Tier 1 capital
Total stockholders’ equity	$71,102	$70,147	$72,552
Tier 1 adjustments:
Trust preferred securities	27,195	24,704	24,626
Cumulative other comprehensive loss	10,484	3,965	1,327
Disallowed intangible assets	(2,226)	(4,233)	(3,276)
Disallowed deferred tax assets	-	-	-
Other	(530)	(353)	(412)
Tier 1 capital	$106,025	$94,230	$94,817

Total capital
Tier 1 capital	$106,025	$94,230	$94,817
Tier 2 additions:
Allowable portion of allowance for loan losses	17,016	19,370	17,656
Additional trust preferred securities disallowed for tier 1 captial	29,430	31,921	31,999
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	91,446	96,291	94,655
Allowable Tier 2	91,446	94,230	94,655
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$197,465	$188,454	$189,466

Tangible common equity
Total stockholders’ equity	$71,102	$70,147	$72,552
Less: Preferred equity	72,396	71,358	71,869
Intangible assets	2,226	4,233	3,276
Tangible common equity	$(3,520)	$(5,444)	$(2,593)

Tier 1 common equity
Tangible common equity	$(3,520)	$(5,444)	$(2,593)
Tier 1 adjustments:
Cumulative other comprehensive loss	10,484	3,965	1,327
Other	(530)	(353)	(412)
Tier 1 common equity	$6,434	$(1,832)	$(1,678)

Tangible assets
Total assets	$1,932,934	$1,985,658	$2,045,799
Less:
Intangible assets	2,226	4,233	3,276
Tangible assets	$1,930,708	$1,981,425	$2,042,523

Total risk-weighted assets
On balance sheet	$1,308,166	$1,484,939	$1,356,762
Off balance sheet	35,125	43,730	34,804
Total risk-weighted assets	$1,343,291	$1,528,669	$1,391,566

Average assets
Total average assets for leverage	$1,940,942	$1,959,369	$1,955,000

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

Net cash inflows from operating activities were $15.5 million during the first half of 2013, compared with net cash inflows of $17.9 million in the same period in 2012.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first halves of 2013 and 2012.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for the first half of 2013 and outflow for the first half of 2012.  The Company’s management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $38.0 million in the first half of 2013, compared to $19.1 million in the same period in 2012.  In 2013, securities transactions accounted for a net outflow of $13.3 million, and net principal received on loans accounted for net inflows of $31.6 million.  Proceeds from sales of OREO accounted for $20.0 million and $16.1 million in investing cash inflows for the first half of 2013 and 2012, respectively.  Investing cash outflows for investment in OREO were $50,000 in the first half of 2013 as compared to $515,000 in the same period in 2012.

Net cash outflows from financing activities in the first half of 2013 were $114.1 million compared with net cash inflow of $42.1 million in the first half of 2012.  Net deposit outflows in the first half of 2013 were $26.6 million compared to net deposit inflows of $29.2 million in the first half of 2012.  Changes in securities sold under repurchase agreements accounted for $12.6 million and $12.9 million in net inflows, respectively, in the first half of 2013 and 2012.

Under the terms of the Consent Order (discussed in Note 11 of the Notes to Consolidated Financial Statements), the Bank has agreed to reaffirm its liquidity risk management program.  Management has a well-defined liquidity management program reflecting sound liquidity risk supervision through the Asset and Liability Committee process and Board review.  Important elements of the program cover base operating liquidity, a liquid asset cushion, contingency funding strategies to address liquidity shortfalls in emergency situations and periodic stress testing.  This program also covers liquidity management for the Company.

Interest Rate Risk

As part of its normal operations, the Company is subject to interest-rate risk on the assets it invests in (primarily loans and securities) and the liabilities it funds with (primarily customer deposits and borrowed funds), as well as its ability to manage such risk.  Fluctuations in interest rates may result in changes in the fair market values of the Company's financial instruments, cash flows, and net interest income.  Like most financial institutions, the Company has an exposure to changes in both short-term and long-term interest rates.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company's interest rate risk exposures from June 30, 2013, and December 31,

2012, are outlined in the table below.

Like most financial institutions, the Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's Asset and Liability Committee seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 13 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that occurred during the first half of 2012, Management found it impossible to calculate valid interest rate scenarios that represent declines of 0.5% or more.  However, recent increases in long-term rates have again made it possible to employ the -0.5% scenario.  Compared to December 31, 2012, the Company expects to have greater earnings gains (in dollars) if interest rates should rise.  This increase in rising-rate benefit reflects the Company’s ability to obtain certain variable rate securities that both contributed to this rising-rate benefit and maintained the investment portfolio yield to support the margin.  The Company also sold some securities that had longer maturities further contributing to the increase in rising-rate benefit.  Federal Funds rates and the Bank's prime rate were stable throughout the first half of 2013 at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.  While it was not possible to calculate valid results for -0.05% for December 31, 2012, it was possible to do so for June 30, 2013, and that the information is reflected in the table:

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
June 30, 2013
Dollar change	N/A	N/A	$(1,190)	$967	$2,033	$4,486
Percent change	N/A	N/A	-2.2%	+1.8%	+3.8%	+8.4%

December 31, 2012
Dollar change	N/A	N/A	N/A	$538	$1,164	$2,511
Percent change	N/A	N/A	N/A	+1.1%	+2.3%	+4.9%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.                                                 Legal Proceedings

On February 17, 2011, a former employee filed a class action complaint in the U.S. District Court for the Northern District of Illinois on behalf of participants and beneficiaries of the Old Second Bancorp, Inc. Employees’ 401(k) Savings Plan and Trust alleging that the Company, the Bank, the Employee Benefits Committee of Old Second Bancorp, Inc. and certain Company officers and employees violated certain disclosure requirements and fiduciary duties established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The complaint sought equitable and monetary relief.  Though the Company believes that it, its affiliates, and its officers and employees have acted, and continue to act, in compliance with ERISA with respect to these matters, without conceding liability, the named defendants negotiated a settlement with the plaintiffs.  On June 14, 2013, the Court entered a final order approving the parties’ settlement agreement, and the plaintiffs therefore dismissed the litigation with a release of all claims.  The settlement agreement, which became effective July 15, 2013, did not have a material adverse effect on the financial statements of the Bank or on the consolidated financial position of the Company because the entire settlement amount was paid by the Company’s insurers.

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

101                        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013, and June 30, 2012; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013, and June 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013, and June 30, 2012; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 14, 2013