Form 10-Q
period 2013-09-30
OLD SECOND BANCORP INC
filed 2013-11-12
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 9, 2013, the Registrant had outstanding 13,917,108 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$47,486	$44,221
Interest bearing deposits with financial institutions	32,586	84,286
Cash and cash equivalents	80,072	128,507
Securities available-for-sale, at fair value	373,478	579,886
Securities held-to-maturity, at amortized cost	258,101	-
Federal Home Loan Bank and Federal Reserve Bank stock	10,292	11,202
Loans held-for-sale	3,129	9,571
Loans	1,077,640	1,150,050
Less: allowance for loan losses	29,547	38,597
Net loans	1,048,093	1,111,453
Premises and equipment, net	46,392	47,002
Other real estate owned	49,066	72,423
Mortgage servicing rights, net	5,456	4,116
Core deposit, net	1,702	3,276
Bank-owned life insurance (BOLI)	55,005	54,203
Deferred tax assets, net	78,865	928
Other assets	23,137	23,232
Total assets	$2,032,788	$2,045,799

Liabilities
Deposits:
Noninterest bearing demand	$373,499	$379,451
Interest bearing:
Savings, NOW, and money market	809,521	826,976
Time	490,103	510,792
Total deposits	1,673,123	1,717,219
Securities sold under repurchase agreements	20,719	17,875
Other short-term borrowings	55,000	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	38,029	34,275
Total liabilities	1,890,749	1,973,247

Stockholders’ Equity
Preferred stock	72,667	71,869
Common stock	18,830	18,729
Additional paid-in capital	66,168	66,189
Retained earnings	92,612	12,048
Accumulated other comprehensive loss	(12,435)	(1,327)
Treasury stock	(95,803)	(94,956)
Total stockholders’ equity	142,039	72,552
Total liabilities and stockholders’ equity	$2,032,788	$2,045,799

	September 30, 2013		December 31, 2012
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,829,734	73,000	18,729,134
Shares outstanding	73,000	13,917,108	73,000	14,084,328
Treasury shares	-	4,912,626	-	4,644,806

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$14,327	$16,193	$43,153	$51,476
Loans held-for-sale	38	68	124	201
Securities:
Taxable	3,113	1,868	8,109	5,222
Tax exempt	148	98	441	303
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	76	77	228	228
Interest bearing deposits with financial institutions	22	29	91	89
Total interest and dividend income	17,724	18,333	52,146	57,519
Interest Expense
Savings, NOW, and money market deposits	206	253	655	807
Time deposits	1,674	1,973	5,327	6,920
Securities sold under repurchase agreements	1	1	2	2
Other short-term borrowings	5	-	24	4
Junior subordinated debentures	1,336	1,243	3,937	3,660
Subordinated debt	209	223	610	684
Notes payable and other borrowings	4	5	12	13
Total interest expense	3,435	3,698	10,567	12,090
Net interest and dividend income	14,289	14,635	41,579	45,429
(Release) provision for loan losses	(1,750)	-	(6,050)	6,284
Net interest and dividend income after provision for loan losses	16,039	14,635	47,629	39,145
Noninterest Income
Trust income	1,494	1,489	4,666	4,603
Service charges on deposits	1,904	1,982	5,379	5,706
Secondary mortgage fees	183	350	680	957
Mortgage servicing income, net of changes in fair value	235	(155)	1,222	(365)
Net gain on sales of mortgage loans	814	2,504	4,601	7,509
Securities (losses) gains, net	(7)	513	2,191	1,306
Increase in cash surrender value of bank-owned life insurance	419	425	1,198	1,246
Death benefit realized on bank-owned life insurance	6	-	381	-
Debit card interchange income	873	788	2,565	2,661
Lease revenue from other real estate owned	309	840	974	2,930
Net gain on sale of other real estate owned	608	20	1,175	398
Other income	1,549	1,592	4,434	4,257
Total noninterest income	8,387	10,348	29,466	31,208
Noninterest Expense
Salaries and employee benefits	9,299	8,963	27,508	26,835
Occupancy expense, net	1,266	1,242	3,787	3,684
Furniture and equipment expense	1,026	1,078	3,274	3,416
FDIC insurance	987	1,029	3,046	3,058
General bank insurance	489	851	1,829	2,538
Amortization of core deposit and other intangible asset	524	420	1,574	865
Advertising expense	347	400	841	982
Debit card interchange expense	366	388	1,072	1,183
Legal fees	615	760	1,424	2,215
Other real estate expense	3,461	6,545	11,092	17,987
Other expense	3,119	3,187	9,773	9,186
Total noninterest expense	21,499	24,863	65,220	71,949
Income (loss) before income taxes	2,927	120	11,875	(1,596)
Income tax benefit	(69,997)	-	(69,997)	-
Net Income (loss)	$72,924	$120	$81,872	$(1,596)
Preferred stock dividends and accretion	1,323	1,255	3,917	3,716
Net income (loss) available to common stockholders	$71,601	$(1,135)	$77,955	$(5,312)

Basic earnings (loss) per share	$5.08	$(0.08)	$5.52	$(0.37)
Diluted earnings (loss) per share	5.08	(0.08)	5.52	(0.37)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income (loss)	$72,924	$120	$81,872	$(1,596)

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(3,411)	2,908	(16,780)	3,255
Related tax benefit (expense)	1,405	(1,194)	6,913	(1,335)
Holding (losses) income after tax on available-for-sale securities	(2,006)	1,714	(9,867)	1,920

Less: Reclassification adjustment for the net gains realized during the period
Net realized (losses) gains	(7)	513	2,191	1,306
Income tax benefit (expense) on net realized gains	3	(208)	(899)	(532)
Net realized (losses) gains after tax	(4)	305	1,292	774
Other comprehensive (loss) income on available-for-sale securities	(2,002)	1,409	(11,159)	1,146

Accretion of net unrealized holding losses on held-to-maturity transferred from available-for-sale securities	87	-	87	-
Related tax expense	(36)	-	(36)	-
Other comprehensive income on held-to-maturity securities	51	-	51	-
Total other comprehensive (loss) income	(1,951)	1,409	(11,108)	1,146
Total comprehensive income (loss)	$70,973	$1,529	$70,764	$(450)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$81,872	$(1,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	2,147	2,339
Change in market value of mortgage servicing rights	(81)	1,315
(Release) provision for loan losses	(6,050)	6,284
Gain on recapture of restricted stock	(612)	-
Provision for deferred tax benefit	(70,161)	-
Originations of loans held-for-sale	(151,601)	(208,710)
Proceeds from sales of loans held-for-sale	160,966	222,590
Net gain on sales of mortgage loans	(4,601)	(7,509)
Change in current income taxes (payable) receivable	(101)	815
Increase in cash surrender value of bank-owned life insurance	(1,198)	(1,246)
Death claim on bank owned life insurance	396	-
Change in accrued interest receivable and other assets	(334)	(2,437)
Change in accrued interest payable and other liabilities	4,341	4,689
Net discount (accretion)/premium amortization on securities	(131)	664
Securities gains, net	(2,191)	(1,306)
Amortization of core deposit and other intangible assets	1,574	865
Stock based compensation	123	220
Net gain on sale of other real estate owned	(1,175)	(398)
Provision for other real estate owned losses	6,537	12,101
Net gain on disposal of fixed assets	(5)	-
Net cash provided by operating activities	19,715	28,680
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	38,175	65,940
Proceeds from sales of securities available-for-sale	484,112	185,861
Purchases of securities available-for-sale	(564,372)	(353,992)
Proceeds from maturities and calls including pay down of securities held-to-maturity	541	-
Purchases of securities held-to-maturity	(21,382)	-
Net sales of Federal Reserve Bank and Federal Home Loan Bank stock	910	2,250
Net change in loans	49,885	115,728
Investment in other real estate owned	(60)	(646)
Proceeds from sales of other real estate owned	32,103	20,915
Proceeds from disposition of fixed assets	6	-
Net purchases of premises and equipment	(1,538)	(371)
Net cash provided by investing activities	18,380	35,685
Cash flows from financing activities
Net change in deposits	(44,096)	(43,847)
Net change in securities sold under repurchase agreements	2,844	837
Net change in other short-term borrowings	(45,000)	-
Purchase of treasury stock	(278)	(63)
Net cash used in financing activities	(86,530)	(43,073)
Net change in cash and cash equivalents	(48,435)	21,292
Cash and cash equivalents at beginning of period	128,507	50,949
Cash and cash equivalents at end of period	$80,072	$72,241

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  - Continued

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
Supplemental cash flow information	2013	2012
Income taxes paid (received)	$266	$(815)
Interest paid for deposits	6,144	8,444
Interest paid for borrowings	656	702
Non-cash transfer of loans to other real estate owned	14,196	26,944
Non-cash transfer of loans to securities available-for-sale	5,329	-
Non-cash transfer of securities available-for-sale to secrutities held-to-maturity	237,154	-
Change in dividends declared not paid	510	2,968
Accretion on preferred stock warrants	798	748
Fair value difference on recapture of restricted stock	43	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(1,596)			(1,596)
Change in net unrealized gain on securities available-for-sale net of $803 tax effect					1,146		1,146
Change in restricted stock	101		(101)				-
Stock based compensation			220				220
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		748		(3,716)			(2,968)
Balance, September 30, 2012	$18,729	$71,611	$66,118	$11,795	$(2,556)	$(94,956)	$70,741

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				81,872			81,872
Change in net unrealized loss on securities net of $7,776 tax effect					(11,108)		(11,108)
Change in restricted stock	101		(101)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			123				123
Purchase of treasury stock						(278)	(278)
Preferred dividends declared and accrued (5% per preferred share)		798		(1,308)			(510)
Balance, September 30, 2013	$18,830	$72,667	$66,168	$92,612	$(12,435)	$(95,803)	$142,039

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2012.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  The impact of ASU 2013-02 on the Company’s consolidated financial statements is reflected in the consolidated statement of comprehensive income (loss) and has been reflected in the Company’s financial statements since January 1, 2013.

Note 2 – Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity and income needs of the Company.  While the portfolio serves as an important component of the overall liquidity management at Old Second National Bank (the “Bank”), portions of the portfolio also serve as income producing assets.  The size of the portfolio reflects liquidity needs, loan demand and interest income objectives.  The Company views the September 30, 2013, securities available-for-sale portfolio ($386.5 million amortized cost and $373.5 million fair value) as a substantial source of liquidity that will allow for loan growth without having to raise deposits.  Consistent with the comments above, management views the portion of the portfolio not carried in an unrealized loss position and the Bank’s ability to borrow a substantial amount with securities as collateral providing the Bank a comfortable liquidity position.  Portfolio size and composition may be adjusted from time to time.

Investments are comprised of debt securities and non-marketable equity investments.  Until the third quarter 2013, all debt securities had been classified as available-for-sale.  Past purchases and sales were done under our management and asset/liability strategies.  Securities available-for-sale are carried at fair value.  Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity.  This balance sheet component changes as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.  As of September 1, 2013, securities with a fair value of $237.2 million, and a cost basis of $245.4 million, with an August 31, 2013 unrealized loss of $8.2 million, were transferred from available-for-sale to held-to-maturity.  In addition new held-to-maturity securities purchases were made during September.  Specifically, two purchases were made of securities issued by the Government National Mortgage Association.  In accordance with GAAP, the Company has the positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are carried at amortized cost and the discount or premium created in the transfer is accreted or amortized to the maturity or expected payoff date but not an earlier call.  The Company has followed and will follow GAAP accounting on all securities holdings.

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“FRB”) stock.  FHLBC stock was recorded at a value of $5.5 million at September 30, 2013, and $6.4 million at December 31, 2012.  FRB stock was recorded at $4.8 million at September 30, 2013, and December 31, 2012.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,554	$-	$(6)	$1,548
U.S. government agencies	1,745	-	(52)	1,693
States and political subdivisions	19,275	731	(165)	19,841
Corporate bonds	22,889	75	(764)	22,200
Collateralized mortgage obligations	51,619	182	(3,676)	48,125
Asset-backed securities	272,236	1,575	(4,827)	268,984
Collateralized debt obligations	17,173	-	(6,086)	11,087
Total Securities Available-for-Sale	$386,491	$2,563	$(15,576)	$373,478
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$35,241	$547	$-	$35,788
Collateralized mortgage obligations	222,860	1,773	-	224,633
Total Securities Held-to-Maturity	$258,101	$2,320	$-	$260,421

December 31, 2012:
U.S. Treasury	$1,500	$7	$-	$1,507
U.S. government agencies	49,848	122	(120)	49,850
U.S. government agency mortgage-backed	127,716	1,605	(583)	128,738
States and political subdivisions	14,639	1,216	-	15,855
Corporate bonds	36,355	586	(55)	36,886
Collateralized mortgage obligations	168,795	1,895	(1,090)	169,600
Asset-backed securities	165,347	2,468	(322)	167,493
Collateralized debt obligations	17,941	-	(7,984)	9,957
Total Securities Available-for-Sale	$582,141	$7,899	$(10,154)	$579,886

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2013, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date, primarily mortgage-backed securities (“MBS”), asset-backed securities, and collateralized debt obligations are shown separately (in thousands):

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$772	3.58%	$789
Due after one year through five years	4,425	2.35%	4,510
Due after five years through ten years	29,271	3.04%	28,885
Due after ten years	10,995	4.31%	11,098
	45,463	3.29%	45,282
Collateralized mortgage obligations	51,619	2.62%	48,125
Asset-back securites	272,236	1.67%	268,984
Collateralized debt obligations	17,173	1.62%	11,087
	$386,491	1.99%	$373,478
Securities Held-to-Maturity
Mortgage-backed securities	$258,101	3.07%	$260,421

Securities with unrealized losses at September 30, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
September 30, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$6	$1,548	-	$-	$-	1	$6	1,548
U.S. government agencies	1	52	1,693	-	-	-	1	52	1,693
States and political subdivisions	7	165	6,195	-	-	-	7	165	6,195
Corporate bonds	5	717	13,009	2	47	2,162	7	764	15,171
Collateralized mortgage obligations	3	3,676	35,471	-	-	-	3	3,676	35,471
Asset-backed securities	18	4,784	162,705	1	43	3,791	19	4,827	166,496
Collateralized debt obligations	-	-	-	2	6,086	11,087	2	6,086	11,087
	35	$9,400	$220,621	5	$6,176	$17,040	40	$15,576	$237,661

	Less than 12 months			Greater than 12 months
December 31, 2012	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	4	$120	$17,039	-	$-	$-	4	$120	$17,039
U.S. government agency mortgage-backed	12	583	53,184	-	-	-	12	583	53,184
Corporate bonds	4	55	9,724	-	-	-	4	55	9,724
Collateralized mortgage obligations	6	1,060	37,778	1	30	2,343	7	1,090	40,121
Asset-backed securities	6	322	37,488	-	-	-	6	322	37,488
Collateralized debt obligations	-	-	-	2	7,984	9,957	2	7,984	9,957
	32	$2,140	$155,213	3	$8,014	$12,300	35	$10,154	$167,513

Recognition of other-than-temporary impairment was not necessary in the nine months ended September 30, 2013, or the year ended December 31, 2012.  The changes in fair values related primarily to interest rate fluctuations and were not related to credit quality deterioration.  Further to this point as shown in tables below, the amount of deferrals and defaults in the pooled collateralized debt obligations (“CDOs”) decreased in the period from December 31, 2012, to September 30, 2013.

Uncertainty in the financial markets in the periods presented has resulted in reduced liquidity for certain investments, particularly the CDOs.  In the case of the CDOs fair value measurement, management included a risk premium adjustment as of September 30, 2013, to reflect an estimated yield that a market participant would demand because of uncertainty in cash flows, based on incomplete and sporadic levels of market activity.  Accordingly, management continues to designate these securities as Level 3 securities as described in Note 12 of this quarterly report as of September 30, 2013.  As of September 30, 2013, management did not have the intent to sell the above securities and it is more likely than not the Company will not sell the securities before recovery of its cost basis.

Below is additional information as it relates to the CDOs, Trapeza 2007-13A, which is secured by a pool of trust preferred securities issued by trusts sponsored by multiple financial institutions.

			Gross	S&P	Number of	Issuance		Issuance
	Amortized	Fair	Unrealized	Credit	Banks in	Deferrals & Defaults		Excess Subordination
	Cost	Value	Loss	Rating [1]	Issuance	Amount	Collateral %	Amount	Collateral %
September 30, 2013
Class A1	$8,157	$5,619	$(2,538)	BB+	63	$207,000	27.6%	$227,472	30.3%
Class A2A	9,016	5,468	(3,548)	B+	63	207,000	27.6%	130,472	17.4%
	$17,173	$11,087	$(6,086)

December 31, 2012
Class A1	$9,038	$5,768	$(3,270)	BB+	63	$208,000	27.7%	$190,982	25.5%
Class A2A	8,903	4,189	(4,714)	B+	63	208,000	27.7%	93,982	12.5%
	$17,941	$9,957	$(7,984)

1 Moody’s credit rating for class A1 and A2A were upgraded to Baa1 and Baa3, respectively, as of September 30, 2013, compared to Baa2 and Ba2 at December 31, 2012.  The Fitch ratings for class A1 and A2A were also upgraded to A and BBB, respectively, as of September 30, 2013, compared to BBB and B at December 31, 2012.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2013	December 31, 2012
Commercial	$86,822	$86,941
Real estate - commercial	554,874	579,687
Real estate - construction	30,996	42,167
Real estate - residential	376,859	414,543
Consumer	2,570	3,101
Overdraft	544	994
Lease financing receivables	11,204	6,060
Other	13,236	16,451
	1,077,105	1,149,944
Net deferred loan fees	535	106
	$1,077,640	$1,150,050

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 89.3% and 90.1% of the portfolio at September 30, 2013, and December 31, 2012, respectively.  The Company has been and remains committed to overseeing and managing its loan portfolio to reduce its real estate credit concentrations.  Previously, this was done in accordance with the requirements of the Stipulation and Consent to the Issuance of a Consent Order the Bank entered into with the Office of the Controller of the Currency (the “OCC”) on May 16, 2011 (the “Consent Order”), which was terminated on October 17, 2013.  Regulatory and Capital matters affecting the Company, including the Consent Order are discussed in more detail in Note 11 of the consolidated financial statements included in this report.

Aged analysis of past due loans by class of loans were as follows:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$69	$132	$-	$201	$97,796	$29	$98,026	$-
Real estate - commercial
Owner occupied general purpose	165	-	-	165	109,584	3,497	113,246	-
Owner occupied special purpose	650	227	-	877	162,435	5,947	169,259	-
Non-owner occupied general purpose	-	-	-	-	128,084	7,273	135,357	-
Non-owner occupied special purpose	-	-	-	-	75,595	438	76,033	-
Retail properties	-	-	-	-	39,829	5,056	44,885	-
Farm	-	-	-	-	16,094	-	16,094	-
Real estate - construction
Homebuilder	-	-	-	-	4,563	168	4,731	-
Land	-	-	-	-	4,640	209	4,849	-
Commercial speculative	-	-	-	-	8,811	3,534	12,345	-
All other	-	-	-	-	8,323	748	9,071	-
Real estate - residential
Investor	213	-	-	213	122,031	8,307	130,551	-
Owner occupied	625	-	-	625	112,515	5,858	118,998	-
Revolving and junior liens	522	75	45	642	124,170	2,498	127,310	45
Consumer	-	-	-	-	2,570	-	2,570	-
All other	-	-	-	-	14,315	-	14,315	-
	$2,244	$434	$45	$2,723	$1,031,355	$43,562	$1,077,640	$45

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$159	$-	$-	$159	$92,080	$762	$93,001	$-
Real estate - commercial
Owner occupied general purpose	1,580	50	-	1,630	119,994	5,487	127,111	-
Owner occupied special purpose	172	-	-	172	149,439	11,433	161,044	-
Non-owner occupied general purpose	-	1,046	-	1,046	128,817	13,436	143,299	-
Non-owner occupied special purpose	-	4,304	-	4,304	69,299	477	74,080	-
Retail properties	-	-	-	-	37,732	10,532	48,264	-
Farm	-	-	-	-	23,372	2,517	25,889	-
Real estate - construction
Homebuilder	-	-	-	-	4,469	1,855	6,324	-
Land	-	-	-	-	2,747	254	3,001	-
Commercial speculative	-	-	-	-	10,755	6,587	17,342	-
All other	300	215	68	583	14,360	557	15,500	68
Real estate - residential
Investor	276	164	-	440	140,141	9,910	150,491	-
Owner occupied	3,151	375	21	3,547	110,735	9,918	124,200	21
Revolving and junior liens	888	203	-	1,091	134,990	3,771	139,852	-
Consumer	3	-	-	3	3,075	23	3,101	-
All other	-	-	-	-	17,551	-	17,551	-
	$6,529	$6,357	$89	$12,975	$1,059,556	$77,519	$1,150,050	$89

The Bank had no commitments to any borrower whose loans were classified as impaired at September 30, 2013 and December 31, 2012.

Credit Quality Indicators:

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison against industry averages, historical payment experience, and current economic trends.  This analysis includes loans with outstanding balances or commitments greater than $50,000 and excludes homogeneous loans such as home equity lines of credit and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

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

Credit Quality Indicators by class of loans were as follows:

September 30, 2013	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$89,051	$8,711	$264	$-	$98,026
Real estate - commercial
Owner occupied general purpose	97,309	8,560	7,377	-	113,246
Owner occupied special purpose	159,678	1,480	8,101	-	169,259
Non-owner occupied general purpose	118,741	1,574	15,042	-	135,357
Non-owner occupied special purpose	61,874	9,893	4,266	-	76,033
Retail Properties	35,833	3,006	6,046	-	44,885
Farm	14,607	1,487	-	-	16,094
Real estate - construction
Homebuilder	1,216	1,770	1,745	-	4,731
Land	4,640	-	209	-	4,849
Commercial speculative	5,232	3,579	3,534	-	12,345
All other	8,289	34	748	-	9,071
Real estate - residential
Investor	116,627	3,282	10,642	-	130,551
Owner occupied	111,323	383	7,292	-	118,998
Revolving and junior liens	123,435	200	3,675	-	127,310
Consumer	2,569	-	1	-	2,570
All other	14,315	-	-	-	14,315
Total	$964,739	$43,959	$68,942	$-	$1,077,640

December 31, 2012	Pass	Special Mention	Substandard [1]	Doubtful	Total
Commercial	$88,071	$3,867	$1,063	$-	$93,001
Real estate - commercial
Owner occupied general purpose	113,118	2,995	10,998	-	127,111
Owner occupied special purpose	134,152	9,036	17,856	-	161,044
Non-owner occupied general purpose	105,192	14,273	23,834	-	143,299
Non-owner occupied special purpose	68,682	3,911	1,487	-	74,080
Retail Properties	32,715	1,873	13,676	-	48,264
Farm	21,262	2,110	2,517	-	25,889
Real estate - construction
Homebuilder	1,318	2,196	2,810	-	6,324
Land	2,747	-	254	-	3,001
Commercial speculative	7,122	-	10,220	-	17,342
All other	14,607	37	856	-	15,500
Real estate - residential
Investor	123,876	14,608	12,007	-	150,491
Owner occupied	110,858	396	12,946	-	124,200
Revolving and junior liens	133,992	166	5,694	-	139,852
Consumer	3,075	-	26	-	3,101
All other	17,331	220	-	-	17,551
Total	$978,118	$55,688	$116,244	$-	$1,150,050

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of September 30, 2013 were as follows:

				Nine Months Ended
	As of September 30, 2013			September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$29	$35	$-	$113	$-
Commercial real estate
Owner occupied general purpose	2,657	3,016	-	3,565	3
Owner occupied special purpose	4,647	5,529	-	5,913	-
Non-owner occupied general purpose	9,633	12,131	-	11,995	113
Non-owner occupied special purpose	438	623	-	457	-
Retail properties	5,056	6,293	-	6,918	-
Farm	-	-	-	1,259	-
Construction
Homebuilder	3,039	3,039	-	3,597	120
Land	209	308	-	231	-
Commercial speculative	1,913	2,550	-	2,089	-
All other	297	333	-	188	-
Residential
Investor	6,523	8,580	-	5,845	-
Owner occupied	9,823	11,629	-	9,606	151
Revolving and junior liens	1,968	2,886	-	1,668	5
Consumer	-	-		12	-
Total impaired loans with no recorded allowance	46,232	56,952	-	53,456	392
With an allowance recorded
Commercial	-	-	-	283	-
Commercial real estate
Owner occupied general purpose	935	955	322	974	-
Owner occupied special purpose	1,300	1,493	371	2,777	-
Non-owner occupied general purpose	183	183	57	1,481	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	876	-
Farm	-	-	-	-	-
Construction
Homebuilder	168	604	71	97	-
Land	-	-	-	-	-
Commercial speculative	1,621	4,225	100	2,971	-
All other	451	477	241	465	-
Residential
Investor	1,784	2,151	584	3,263	-
Owner occupied	986	1,082	161	3,448	12
Revolving and junior liens	591	623	243	1,527	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	8,019	11,793	2,150	18,162	12
Total impaired loans	$54,251	$68,745	$2,150	$71,618	$404

Impaired loans by class of loans as of December 31, 2012 were as follows:

				Nine Months Ended
	As of December 31, 2012			September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$196	$229	$-	$516	$-
Commercial real estate
Owner occupied general purpose	4,473	5,021	-	4,149	-
Owner occupied special purpose	7,180	8,486	-	10,222	-
Non-owner occupied general purpose	14,356	17,381	-	10,996	210
Non-owner occupied special purpose	477	634	-	933	-
Retail properties	8,780	15,323	-	5,851	-
Farm	2,517	2,517	-	1,335	-
Construction
Homebuilder	4,155	4,729	-	7,952	83
Land	254	308	-	1,021	-
Commercial speculative	2,265	3,451	-	6,297	-
All other	78	168	-	2,204	-
Residential
Investor	5,168	6,979	-	4,500	-
Owner occupied	9,389	11,002	-	10,788	187
Revolving and junior liens	1,368	1,689	-	1,466	2
Consumer	23	23		-	-
Total impaired loans with no recorded allowance	60,679	77,940	-	68,230	482
With an allowance recorded
Commercial	566	619	458	646	-
Commercial real estate
Owner occupied general purpose	1,014	1,057	230	5,173	-
Owner occupied special purpose	4,253	6,200	712	4,505	-
Non-owner occupied general purpose	2,779	3,906	204	9,047	-
Non-owner occupied special purpose	-	-	-	217	-
Retail properties	1,752	1,812	1,102	7,958	-
Farm	-	-	-	347	-
Construction
Homebuilder	26	75	3	2,411	-
Land	-	-	-	-	-
Commercial speculative	4,322	6,613	757	4,554	-
All other	479	649	353	459	-
Residential
Investor	4,742	5,954	477	9,552	-
Owner occupied	5,909	6,923	1,089	6,726	34
Revolving and junior liens	2,464	2,625	874	1,608	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	28,306	36,433	6,259	53,203	34
Total impaired loans	$88,985	$114,373	$6,259	$121,433	$516

Troubled debt restructurings (“TDRs”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank participates in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

The specific allocation of the allowance for loan losses on a TDR is determined by either discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category on loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the periods three and nine months ended September 30, 2013, were as follows:

	TDR Modifications			TDR Modifications
	Three months ended September 30, 2013			Nine months ended September 30, 2013

	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[3]	-	$-	$-	1	$610	$472
Real estate - residential
Owner occupied
Deferral[3]	-	-	-	1	137	137
Other[5]	-	-	-	1	30	29
	-	$-	$-	3	$777	$638

	TDR Modifications			TDR Modifications
	Three months ended September 30, 2012			Nine months ended September 30, 2012

	# of contracts	Pre-modification recorded investment	Post-modification recorded investment	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[1]	1	$689	$433	2	$898	$640
Interest[2]	-	-	-	2	3,381	3,148
Real estate - residential
Investor
Deferral[1]	1	405	167	2	405	167
Bifurcate[3]	-	-	-	1	337	88
Owner occupied
Deferral[3]	-	-	-	1	108	108
Revolving and junior liens
Hamp[4]	-	-	-	1	117	61

	2	$1,094	$600	9	$5,246	$4,212

1 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

2 Interest: Interest rate concession below normal market

3 Deferral: Refers to the deferral of principal payments

4 HAMP: Home Affordable Modification Program

5 Other

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms. The following table presents TDRs that defaulted during the periods shown and were restructured within the 12 month period prior to default:

	TDR Default Activity		TDR Default Activity
	Three Months ending September 30, 2013		Nine Months ending September 30, 2013
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - commercial
Owner occupied special purpose	1	$610	1	$610
Real estate - residential
Investor	-	-	1	155
Owner occupied	1	175	1	175
Revolving and junior liens	1	30	1	30
	3	$815	4	$970

	TDR Default Activity		TDR Default Activity
	Three Months ending September 30, 2012		Nine Months ending September 30, 2012
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - construction
Commercial speculative	1	$460	1	$460
	1	$460	1	$460

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2013, were as follows:

Allowance for loan losses:	Commercial	Real Estate Commercial[1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Three Months Ended September 30, 2013
Beginning balance	$3,332	$18,097	$2,690	$5,021	$1,372	$4,530	$35,042
Charge-offs	29	851	53	3,594	168	-	4,695
Recoveries	60	523	15	209	143	-	950
Provision (release)	(469)	(1,354)	(252)	1,352	162	(1,189)	(1,750)
Ending balance	$2,894	$16,415	$2,400	$2,988	$1,509	$3,341	$29,547

Nine Months Ended September 30, 2013
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	308	2,377	951	5,193	474	-	9,303
Recoveries	104	3,752	1,265	792	390	-	6,303
Provision (release)	(1,419)	(5,060)	(1,751)	2,854	415	(1,089)	(6,050)
Ending balance	$2,894	$16,415	$2,400	$2,988	$1,509	$3,341	$29,547

Ending balance: Individually evaluated for impairment	$-	$750	$412	$988	$-	$-	$2,150
Ending balance: Collectively evaluated for impairment	$2,894	$15,665	$1,988	$2,000	$1,509	$3,341	$27,397

Loans:
Ending balance	$98,026	$554,874	$30,996	$376,859	$2,570	$14,315	$1,077,640
Ending balance: Individually evaluated for impairment	$29	$24,849	$7,698	$21,675	$-	$-	$54,251
Ending balance: Collectively evaluated for impairment	$97,997	$530,025	$23,298	$355,184	$2,570	$14,315	$1,023,389

1 As of September 30, 2013, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $14.4 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $2.7 million at September 30, 2013.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2012, were as follows:

Allowance for credit losses:	Commercial	Real Estate Commercial [1]	Real Estate Construction	Real Estate Residential	Consumer	Unallocated	Total
Three months Ended September 30, 2012
Balance at beginning of period	$4,783	$23,766	$5,501	$4,141	$1,063	$1,032	$40,286
Charge-offs	2	355	909	1,230	186	-	2,682
Recoveries	22	76	2,202	219	134	-	2,653
Provision (release)	(251)	(939)	(2,366)	1,342	104	2,110	-
Ending balance	$4,552	$22,548	$4,428	$4,472	$1,115	$3,142	$40,257

Nine months Ended September 30, 2012
Balance at beginning of year	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	110	12,694	4,251	6,416	463	-	23,934
Recoveries	32	1,698	3,373	452	355	-	5,910
Provision (release)	(440)	2,774	(2,631)	4,101	339	2,141	6,284
Ending balance	$4,552	$22,548	$4,428	$4,472	$1,115	$3,142	$40,257

Ending balance: Individually evaluated for impairment	$514	$3,113	$1,408	$2,550	$-	$-	$7,585
Ending balance: Collectively evaluated for impairment	$4,038	$19,435	$3,020	$1,922	$1,115	$3,142	$32,672

Financing receivables:
Ending balance	$84,667	$621,715	$48,606	$436,837	$3,167	$13,297	$1,208,289
Ending balance: Individually evaluated for impairment	$1,157	$56,176	$15,988	$30,919	$-	$-	$104,240
Ending balance: Collectively evaluated for impairment	$83,510	$565,539	$32,618	$405,918	$3,167	$13,297	$1,104,049

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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2013	2012	2013	2012
Balance at beginning of period	$59,465	$89,671	$72,423	$93,290
Property additions	3,015	7,594	14,196	26,944
Development improvements	10	131	60	646
Less:
Property disposals, net of gains/losses	11,463	4,829	30,928	20,517
Period valuation adjustments	1,961	4,474	6,685	12,270
Balance at end of period	$49,066	$88,093	$49,066	$88,093

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$30,487	$27,469	$31,454	$23,462
Provision for unrealized losses	1,961	4,474	6,537	12,101
Reductions taken on sales	(7,571)	(2,657)	(13,305)	(6,446)
Other adjustments	(290)	-	(99)	169
Balance at end of period	$24,587	$29,286	$24,587	$29,286

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain on sales, net	$(608)	$(20)	$(1,175)	$(398)
Provision for unrealized losses	1,961	4,474	6,537	12,101
Operating expenses	1,500	2,071	4,555	5,886
Less:
Lease revenue	309	840	974	2,930
	$2,544	$5,685	$8,943	$14,659

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2013	December 31, 2012
Noninterest bearing demand	$373,499	$379,451
Savings	227,823	216,305
NOW accounts	272,632	286,860
Money market accounts	309,066	323,811
Certificates of deposit of less than $100,000	299,632	318,844
Certificates of deposit of $100,000 or more	190,471	191,948
	$1,673,123	$1,717,219

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2013, and December 31, 2012.  Junior subordinated debentures are discussed in detail in Note 8:

	September 30, 2013	December 31, 2012
Securities sold under repurchase agreements	$20,719	$17,875
FHLB advances	55,000	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$179,597	$221,753

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized MBS and had a carrying amount of $32.1 million at September 30, 2013, and $26.0 million at December 31, 2012.  At September 30, 2013, there was no customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2013, the Bank took an advance of $55.0 million at 0.13% interest on the FHLBC stock valued at $5.5 million and collateralized by $99.9 million of loans of which $44.9 million is available for additional borrowings.  This advance matured on October 1, 2013 and was replaced with short term FHLBC advances that matured in October 2013.  Previous borrowing capacity at the FRB that was not used at either September 30, 2013, or December 31, 2012 was dropped by the Company in October 2013 as management determined that it was not needed given current and prospective liquidity projections.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured and the senior line of credit has been terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2012, and September 30, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts outstanding on a timely basis.  Pursuant to the Written Agreement dated July 22, 2011 between the Company and the FRB (the “Written Agreement”), the Company must receive the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Note 8 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities were sold in July 2003.  The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company.  The stated call period commenced on June 30, 2008 and a call can be exercised by the Company from time to time thereafter.  When not in deferral, cash distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to Old Second Capital Trust I in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  Although nominal in amount, the costs associated with that issuance are being amortized over 30 years.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”), as discussed in Note 15.  On August 31, 2010, the Company announced that it elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the related trust preferred securities.  Both of the debentures issued by the Company are recorded on the consolidated balance sheets as junior subordinated debentures and the related interest expense for each issuance is included in the consolidated statements of operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments, totals $15.7 million at September 30, 2013.

Note 9 – Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the Incentive Plan were 45,368 at September 30, 2013.  Stock based awards may be granted to selected directors and officers or employees under the Incentive Plan at the discretion of the board of directors.  There were no stock options granted in the first nine months of 2013 or 2012.  All outstanding stock options were granted for a term of ten years.

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s board of directors has discretionary authority to change some terms including the amount of time until vest date.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged against income for the Incentive Plan was $57,000 in the third quarter of 2013 and $123,000 in the first nine months of 2013.  Total compensation cost that has been charged against income for those plans was $67,000 in the third quarter of 2012 and $220,000 in the first nine months of 2012.

There were no stock options exercised during the third quarter of 2013 or 2012.  There is no unrecognized compensation cost related to nonvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Incentive Plan for the nine months ending September 30, 2013, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	409,500	$28.75
Canceled	(2,000)	32.59
Ending outstanding	407,500	$28.74	2.28	$-

Exercisable at end of period	407,500	$28.74	2.28	$-

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted stock units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Further, in first quarter 2013 after completion on Treasury’s auction of the Old Second Bancorp Series B Preferred Stock at a discount, 45,000 unvested restricted stock shares previously awarded were recaptured in addition to 133,943 restricted stock shares that were fully vested.  These recaptures provided an income statement benefit of $612,000 included in other noninterest income during the second quarter of 2013.  There were no restricted awards issued during the third quarter of 2013 and 155,500 restricted awards issued for the nine months ending September 30, 2013.  There were no restricted awards issued during the third quarter of 2012 and 60,000 restricted awards issued for the nine months ending September 30, 2012.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested restricted awards for the nine months ending September 30, 2013, is as follows:

	September 30, 2013
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	327,920	$2.21
Granted	155,500	3.28
Vested	(241,920)	2.50
Forfeited	(11,000)	2.47
Recaptured after Series B auction	(45,000)	1.25
Nonvested at September 30	185,500	$2.95

Total unrecognized compensation cost of restricted awards was $411,000 as of September 30, 2013, which is expected to be recognized over a weighted-average period of 2.46 years.  Total unrecognized compensation cost of restricted awards was $161,000 as of September 30, 2012, which was expected to be recognized over a weighted-average period of 0.93 years.

Note 10 –Earnings (loss) Per Share

The earnings (loss) per share – both basic and diluted – are included below as of September 30 (in thousands except for share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Weighted-average common shares outstanding	13,885,884	14,084,328	13,947,606	14,070,783
Weighted-average common shares less stock based awards	13,870,884	13,883,008	13,895,136	13,873,819
Weighted-average common shares stock based awards	231,152	327,920	217,107	332,198
Net income (loss)	$72,924	$120	$81,872	$(1,596)
Dividends and accretion of discount on preferred shares	1,323	1,255	3,917	3,716
Net income (loss) available to common shareholders	71,601	(1,135)	77,955	(5,312)
Undistributed earnings (loss)	71,601	(1,135)	77,955	(5,312)
Basic earnings (loss) per share common undistributed earnings (loss)	5.08	(0.08)	5.52	(0.37)
Basic earnings (loss) per share	$5.08	$(0.08)	$5.52	$(0.37)
Diluted earnings (loss) per share:
Weighted-average common shares outstanding	13,885,884	14,084,328	13,947,606	14,070,783
Dilutive effect of restricted shares[1]	216,152	126,600	164,637	135,234
Diluted average common shares outstanding	14,102,036	14,210,928	14,112,243	14,206,017
Net earnings (loss) available to common stockholders	$71,601	$(1,135)	$77,955	$(5,312)
Diluted earnings (loss) per share	$5.08	$(0.08)	$5.52	$(0.37)

Number of antidilutive options excluded from the diluted earnings per share calculation	1,224,839	1,286,839	1,224,839	1,286,839
[1] Includes the common stock equivalents for restricted share rights that are dilutive.

Note 11 – Regulatory & Capital Matters

On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”).  Pursuant to the Consent Order, the Bank has agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.  On October 17, 2013, the OCC terminated the Consent Order.

The Bank has exceeded both capital ratio objectives in the now terminated Consent Order since June 30, 2011.  At September 30, 2013, the Bank’s Tier 1 capital leverage ratio was 11.08%, up 141 basis points from December 31, 2012, and 233 basis points above the 8.75% objective the Bank had agreed to maintain in the Consent Order.  The Bank’s total capital ratio was 17.08%, up 222 basis points from December 31, 2012, and 583 basis points above the objective of 11.25%.

Even though the Consent Order has been terminated, the Bank is still subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighting of the Bank’s assets, developed by the OCC and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.

On July 22, 2011, the Company entered into a Written Agreement with the FRB. Pursuant to the Written Agreement, the Company has agreed to take certain actions and operate in compliance with the Written Agreement’s provisions during its term.  Although the Consent Order was terminated, the Written Agreement is still in effect until terminated, modified or rescinded by the FRB.

Under the terms of the Written Agreement, the Company is required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complied with the now terminated Consent Order it entered into with the OCC on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the FRB and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the FRB and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the FRB; (v) provide the FRB with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the FRB with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company is also required to submit certain reports to the FRB with respect to the foregoing requirements.

Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2013, and December 31, 2012.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and savings and loan holding companies.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III rules also revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  A number of instruments that now qualify as Tier 1 capital will not qualify under the Basel III rules.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework while incorporating the increased requirements.  The Basel III Rules also revise prompt corrective action guidelines to add the Common Equity Tier 1 capital ratio.  Generally, the new Basel III Rules become effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019.  Management is reviewing the new rules to assess their impact on the Company.

At September 30, 2013, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Septembr 30, 2013
Total capital to risk weighted assets
Consolidated	$198,822	15.15%	$104,989	8.00%	N/A	N/A
Old Second Bank	224,171	17.08	104,998	8.00	131,248	10.00
Tier 1 capital to risk weighted assets
Consolidated	132,129	10.07	52,484	4.00	N/A	N/A
Old Second Bank	207,607	15.82	52,492	4.00	78,738	6.00
Tier 1 capital to average assets
Consolidated	132,129	7.11	74,334	4.00	N/A	N/A
Old Second Bank	207,607	11.08	74,948	4.00	93,685	5.00

December 31, 2012
Total capital to risk weighted assets
Consolidated	$189,466	13.62%	$111,287	8.00%	N/A	N/A
Old Second Bank	206,496	14.86	111,169	8.00	138,961	10.00
Tier 1 capital to risk weighted assets
Consolidated	94,817	6.81	55,693	4.00	N/A	N/A
Old Second Bank	188,873	13.59	55,592	4.00	83,388	6.00
Tier 1 capital to average assets
Consolidated	94,817	4.85	78,200	4.00	N/A	N/A
Old Second Bank	188,873	9.67	78,127	4.00	97,659	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with a correspondent bank includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of September 30, 2013, trust preferred security proceeds of $51.5 million qualified as Tier 1 regulatory capital and $5.1 million qualified as Tier 2 regulatory capital.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Other dividend payment restrictions on the Bank and the Company as included in the Written Agreement preclude dividend payment without prior regulatory approval.

As discussed in Note 8, as of September 30, 2013, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its common stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of September 30, 2013, was $15.7 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all deferred dividends on the Series B Preferred Stock, which the Company announced that it would begin deferring on August 31, 2010.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay all deferred and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred Series B Preferred Stock dividends as of September 30, 2013, was $12.3 million.  In addition, the Written Agreement contains restrictions on dividend payments.

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

Level 3:  Significant unobservable inputs that reflect a company’s own view about the assumptions that market participants would use in pricing an asset or liability.

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended September 30, 2013, and 2012 there were no significant transfers between levels.

Securities (available-for-sale and held-to-maturity) are valued by a third party pricing agent and both the market and income valuation approaches are implemented.  The Company uses the following methods and significant assumptions to estimate fair value:

•

Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•

Other government-sponsored agency securities, MBS and some of the actively traded real estate mortgage investment conduits and collateralized mortgage obligations are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.

•	Other inactive government-sponsored agency securities and auction rate asset backed securities are priced using consensus pricing and dealer quotes.
•

State and political subdivisions are largely grouped by characteristics (e.g.., geographical data and source of revenue in trade dissemination systems).  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities and could be valued with Level 3 measurements.

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

•                 Asset-backed securities (see above) are also priced using a single expected cash flow stream model using trades, covers, bids, offers and price for similar bonds as well as prepayment and default projections based on historical statistics of the underlying collateral and current market data.  As some of asset-backed securities are auction rate securities, there is additional liquidity risk estimated by the Company.  Therefore, the valuation of some asset-backed securities are considered Level 3 valuations

•                 Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held for sale is determined using quoted secondary market prices.

•                 Lending related commitments to fund certain residential mortgage loans, e.g. residential mortgage loans with locked in interest rates  to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.

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

•                 Interest rate swap positions, both assets and liabilities, are based on valuation pricing models using an income approach reflecting readily observable market parameters such as interest rate yield curves.

•                 Both the credit valuation reserve on current interest rate swap positions and on receivables related to unwound customer interest rate swap positions were determined based upon management’s estimate of the amount of credit risk exposure, including by available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Such adjustments would result in a Level 3 classification.

•                 The fair value of impaired loans with specific allocations of the allowance for loan losses is essentially based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

•                 Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2013, and December 31, 2012, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,548	$-	$-	$1,548
U.S. government agencies	-	1,693	-	1,693
States and political subdivisions	-	19,709	132	19,841
Corporate Bonds	-	22,200	-	22,200
Collateralized mortgage obligations	-	48,125	-	48,125
Asset-backed securities		121,772	147,212	268,984
Collateralized debt obligations	-	-	11,087	11,087
Loans held-for-sale	-	3,129	-	3,129
Mortgage servicing rights	-	-	5,456	5,456
Other assets (Interest rate swap agreements net of swap credit valuation)	-	584	(13)	571
Other assets (Forward MBS)	-	69	-	69
Total	$1,548	$217,281	$163,874	$382,703

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$584	$-	$584
Other liabilities (Interest rate lock commitments to borrowers)	-	1	-	1
Total	$-	$585	$-	$585

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,507	$-	$-	$1,507
U.S. government agencies	-	49,850	-	49,850
U.S. government agency mortgage-backed	-	128,738	-	128,738
States and political subdivisions	-	15,723	132	15,855
Corporate Bonds	-	36,886	-	36,886
Collateralized mortgage obligations	-	169,600	-	169,600
Asset-backed securities		167,493	-	167,493
Collateralized debt obligations	-	-	9,957	9,957
Loans held-for-sale	-	9,571	-	9,571
Mortgage servicing rights	-	-	4,116	4,116
Other assets (Interest rate swap agreements net of swap credit valuation)	-	1,349	(47)	1,302
Other assets (Forward MBS)	-	567	-	567
Total	$1,507	$579,777	$14,158	$595,442

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$1,349	$-	$1,349
Other liabilities (Interest rate lock commitments to borrowers)	-	5	-	5
Total	$-	$1,354	$-	$1,354

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine months ended September 30, 2013
	Investment securities available-for- sale
	Collateralized Debt Obligations	Asset-backed	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	178	485	-	81	34
Included in other comprehensive income	1,898	(1,487)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	168,753	-	-	-
Issuances	-	-	-	1,259	-
Settlements	(946)	-	-	-	-
Sales	-	(20,539)	-	-	-
Ending balance June 30, 2013	$11,087	$147,212	$132	$5,456	$(13)

	Nine months ended September 30, 2012
	Investment securities
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	125	-	(1,315)	19
Included in other comprehensive income	(441)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	1,431	-
Settlements	(115)	-	-	-
Expirations	-	-	-	-
Ending balance September 30, 2012	$9,543	$138	$3,603	$(61)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of September 30, 2013:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Collateralized Debt Obligations	$ 11,087	Discounted Cash Flow	Discount Rate	Libor + 5.25-6.25%	5.7%
			Prepayment %	0%-76.0%	13.5%
			Default range	3.0%-100.0%	15.7%
Mortgage Servicing rights	5,456	Discounted Cash Flow	Discount Rate	10.0%	10.0%
			Prepayment Speed	10.8%	10.8%

Interest Rate Swap Valuation	(13)	Management estimate of credit risk exposure	Probability of Default	5%-20%	13.4%

Asset-backed securities	147,212	Discounted Cash Flow	Credit Risk Premium Liquidity Risk Premium	1.00%-1.5% 1.0%	1.3% 1.0%

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

The $132,000 on the state and political subdivisions line at September 30, 2013, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.  The $147.2 million on the asset – backed securities line at September 30, 2013, under Level 3 represents auction rate securities held at that date.  These are categorized as Level 3 based on the Company’s approach of valuing the securities based on pricing from a limited number of brokers and that the pricing is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2013, and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$5,653	$5,653
Other real estate owned, net[2]	-	-	49,066	49,066
Total	$-	$-	$54,719	$54,719

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $7.8 million, with a valuation allowance of $2.1 million, resulting in a decrease of specific allocations within the allowance for loan losses of $4.1 million for the nine months ending September 30, 2013.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $49.1 million, which is made up of the outstanding balance of $75.8 million, net of a valuation allowance of $24.6 million and participations of $2.1 million, at September 30, 2013.

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

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $72.4 million, which is made up of the outstanding balance of $109.7 million, net of a valuation allowance of $31.4 million and participations of $5.9 million, at December 31, 2012, resulting in a charge to expense of $16.4 million for the year ended December 31, 2012.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $3.2 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at September 30, 2013.  The Bank had $7.4 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2012.  In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At September 30, 2013, the notional amount of non-hedging interest rate swaps was $80.3 million with a weighted average maturity of 1.3 years.  At December 31, 2012, the notional amount of non-hedging interest rate swaps was $82.1 million with a weighted average maturity of 1.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed by entering into contracts for future deliveries of loans as well as selling forward MBS contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking income.  Fair values are estimated based on observable changes in mortgage interest rates including MBS prices from the date of the commitment.

The following table presents derivatives not designated as hedging instruments as of September 30, 2013, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$80,323	Other Assets	$571	Other Liabilities	$584
Commitments[1]	211,635	Other Assets	69	N/A	-
Forward contracts[2]	12,573	N/A	-	Other Liabilities	1
Total			$640		$585

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2012.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$82,097	Other Assets	$1,302	Other Liabilities	$1,349
Commitments[1]	226,135	Other Assets	567	N/A	-
Forward contracts[2]	28,000	N/A	-	Other Liabilities	5
Total			$1,869		$1,354

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

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2013, and December 31, 2012.

The following table is a summary of financial instrument commitments (in thousands):

	September 30, 2013			December 31, 2012
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$5	$3,846	$3,851	$5	$3,378	$3,383
Commercial standby	-	51	51	-	51	51
Performance standby	1,607	2,671	4,278	1,630	4,217	5,847
	1,612	6,568	8,180	1,635	7,646	9,281

Non-borrower:
Performance standby	240	1,089	1,329	240	1,125	1,365
	240	1,089	1,329	240	1,125	1,365
Total letters of credit	$1,852	$7,657	$9,509	$1,875	$8,771	$10,646

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the CDOs included in investment securities includes a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities as discussed in detail in Note 12.  As the only market for FHLBC stock is through stock redemption with FHLBC at par, it is not practical to determine any other fair value for the FHLBC investment.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$47,486	$47,486	$47,486	$-	$-
Interest bearing deposits with financial institutions	32,586	32,586	32,586	-	-
Securities available-for-sale	373,478	373,478	1,548	213,499	158,431
Securities held-to-maturity	258,101	260,421	-	260,421	-
FHLBC and FRB Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,005	55,005	-	55,005	-
Loans held for sale	3,129	3,129	-	3,129	-
Loans, net	1,048,093	1,047,557	-	-	1,047,557
Accrued interest receivable	4,473	4,473	-	4,473	-

Financial liabilities:
Noninterest bearing deposits	$373,499	$373,499	$373,499	$-	$-
Interest bearing deposits	1,299,624	1,302,082	-	1,302,082	-
Securities sold under repurchase agreements	20,719	20,719	-	20,719	-
Other short-term borrowings	55,000	55,000	-	55,000	-
Junior subordinated debentures	58,378	63,480	37,657	25,823	-
Subordinated debenture	45,000	39,193	-	39,193	-
Note payable and other borrowings	500	415	-	415	-
Borrowing interest payable	15,676	15,676	9,305	6,371	-
Deposit interest payable	837	837	-	837	-

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash, due from banks and federal funds sold	$44,221	$44,221	$44,221	$-	$-
Interest bearing deposits with financial institutions	84,286	84,286	84,286	-	-
Securities available-for-sale	579,886	579,886	1,507	568,290	10,089
FHLBC and FRB Stock	11,202	11,202	-	11,202	-
Bank-owned life insurance	54,203	54,203	-	54,203	-
Loans held-for-sale	9,571	9,571	-	9,571	-
Loans, net	1,111,453	1,118,711	-	-	1,118,711
Accrued interest receivable	5,252	5,252	-	5,252	-

Financial liabilities:
Noninterest bearing deposits	$379,451	$379,451	$379,451	$-	$-
Interest bearing deposits	1,337,768	1,347,603	-	1,347,603	-
Securities sold under repurchase agreements	17,875	17,875	-	17,875	-
Other short-term borrowings	100,000	100,000	-	100,000
Junior subordinated debentures	58,378	38,308	22,725	15,583	-
Subordinated debenture	45,000	28,206	-	28,206	-
Note payable and other borrowings	500	302	-	302	-
Borrowing interest payable	11,740	11,740	6,946	4,794	-
Deposit interest payable	1,006	1,006	-	1,006	-

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

The Company allocated the $73 million in proceeds received from the Treasury in the first quarter of 2009 between the Series B Preferred Stock and the warrants that were issued.  The warrants were classified as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Preferred Stock and the warrants as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

As discussed in Note 11, on August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 8 and Note 11, the Company has elected to defer interest payments on certain of its subordinated debentures.  In quarters prior to first quarter 2013, during the period in which preferred stock dividends were deferred such dividends continued to be declared and accrued.  However, if the Company fails to pay dividends for an aggregate of six quarters on the Series B Preferred Stock, whether or not consecutive, the holders have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of unpaid and deferred Series B Preferred Stock dividends as of September 30, 2013, was $12.3 million.

All of the Series B Preferred Stock held by Treasury was sold to third parties, including certain of our directors, in auctions that were completed in the first quarter of 2013.  The warrants were also sold at a subsequent auction.  At December 31, 2012, the Company carried $71.9 million of Series B Preferred Stock in total stockholders equity.  At September 30, 2013, the Company carried $72.7 million of Series B Preferred Stock in total stockholders equity.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Preferred Stock in first quarter 2013.  Previously, the Company had accrued the dividend on the Series B Preferred Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believes that the Company will likely be able to repurchase the Series B Preferred Stock in the future at a price less than the face amount of the Series B Preferred Stock plus accrued and unpaid dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Preferred Stock in the first quarter and did not accrue for it in subsequent quarters.  The Company will continue to evaluate whether accruing dividends on the Series B Preferred Stock is appropriate in future periods.  Pursuant to the terms of the Series B Preferred Stock, the dividends paid on the Series B Preferred Stock will increase from 5% to 9% in 2014.

Note 16 – Income Taxes

Income tax expense (benefit) for year to date September 30, 2013 and September 30, 2012 was as follows:

	9/30/2013	9/30/2012
Current federal	$129	$-
Current state	35	-
Deferred federal	2,935	(643)
Deferred state	1,049	(552)
Change in valuation allowance	(74,145)	1,195
	$(69,997)	$-

The following were the components of the deferred tax assets and liabilities as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Allowance for loan losses	$13,700	$18,236
Deferred compensation	719	679
Amortization of core deposit intangible assets	1,484	965
Goodwill amortization/impairment	15,645	16,796
Stock option expense	608	785
OREO write downs	11,072	16,632
Federal net operating loss (“NOL”) carryforward	26,370	20,736
State net operating loss (“NOL”) carryforward	11,434	10,186
Deferred tax credit	1,444	1,444
Other assets	598	585
Total deferred tax assets	83,074	87,044

Accumulated depreciation on premises and equipment	(946)	(1,063)
Accretion on securities	(13)	(122)
Mortgage servicing rights	(2,415)	(1,819)
State tax benefits	(6,982)	(7,315)
Other liabilities	(194)	(217)
Total deferred tax liabilities	(10,550)	(10,536)
Net deferred tax asset before valuation allowance	72,524	76,508
Tax effect on net unrealized losses on securities	8,704	928
Valuation allowance	(2,363)	(76,508)
Net deferred tax asset	$78,865	$928

At September 30, 2013, the Company had $75.3 million federal net operating loss carryforward of which, $25.3 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032, and $10.0 million expires in 2033.  The Company had $120.3 million state net operating loss carryforward of which, $90.9 million expires in 2025, and $29.4 million expires in 2021.  In addition, the Company had $1.4 million alternative minimum tax credit that can be carried forward indefinitely.

The components of the provision for deferred income tax expense (benefit) were as follows:

	9/30/2013	9/30/2012
Provision for loan losses	$4,536	$5,731
Deferred Compensation	(40)	24
Amortization of core deposit intangible assets	(519)	(204)
Stock option expense	177	358
OREO write downs	5,560	(4,358)
Federal net operating loss carryforward	(5,634)	(2,384)
State net operating loss carryforward	(1,248)	(852)
Depreciation	(117)	(210)
Net premiums and discounts on securities	(109)	85
Mortgage servicing rights	596	55
Goodwill amortization/impairment	1,151	1,134
State tax benefits	(333)	154
Change in valuation allowance	(74,145)	1,195
Other, net	(36)	(728)
Total deferred tax benefit	$(70,161)	$-

At December 31, 2012, the Company had a $76.5 million valuation allowance on deferred tax assets.  The valuation allowance was established in 2010 due to significant negative evidence that indicated it was not more likely than not that the Company would utilize the deferred tax asset. During the quarter ended September 30, 2013, the Company evaluated all positive and negative evidence The positive evidence considered included the following: (1) the current quarter results reflect the Company’s sixth consecutive quarter of pre-tax earnings (2) reduced nonperforming assets for the eleventh consecutive quarter, (3) the removal of the Consent Order by the OCC effective October 17, 2013.  Negative evidence considered included the decrease in the Company’s net interest margin and reduced noninterest income, primarily from decreased mortgage banking income.   Additionally as a tax planning strategy, the Company could elect to sell its bank-owned life insurance policies, generating approximately $11.4 million of taxable income. While the Company does not anticipate completing this sale, this strategy would be considered if necessary to avoid expiration of deferred tax assets.  After consideration of all evidence, management concluded it was more likely than not that the Company would utilize a significant portion of its deferred tax asset and, therefore, removed a large portion of the valuation allowance.  The remaining valuation allowance remains for assets that are possible to be utilized, but not more likely than not.  The Company will continue to evaluate whether that valuation allowance needs to be adjusted in future periods based on all available evidence.

Effective tax rates differ from federal statutory rates applied to financial statement loss due to the following:

	9/30/2013	9/30/2012
Tax at statutory federal income tax rate	$4,156	$(558)
Nontaxable interest income, net of disallowed interest deduction	(183)	(143)
BOLI income	(553)	(436)
State income taxes, net of federal benefit	780	(128)
Change in valuation allowance	(74,145)	1,195
Deficiency from restricted stock	10	299
Other, net	(62)	(229)
Tax at effective tax rate	$(69,997)	$-

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of the Bank, a national banking organization headquartered in Aurora, Illinois and the Bank provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis reviews our financial condition as of September 30, 2013, compared to December 31, 2012, and the results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2012 Form 10-K.

The economies in our chosen markets continued to gather strength slowly in the third quarter of 2013 as did the national financial infrastructure.  Troubled real estate markets in the Company’s market areas continue to detract from borrowers’ ability to repay their loans.  This has resulted in still elevated, but improving level of nonperforming loans.  The Company has seen signs of stabilization in all real estate markets.  Management remains vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  To that end, the Company recorded a $6.1 million loan loss reserve release and net income of $81.9 million prior to preferred stock dividends (and including the reversal of a significant portion of the valuation allowance against the deferred tax assets) in the first nine months of 2013.  This compared to a $6.3 million provision for loan losses and a net loss of $1.6 million prior to preferred stock dividends for the same period in 2012.

The Company recorded a $1.8 million loan loss reserve release after $3.7 million in net charge-offs in the third quarter of 2013.  Net income of $72.9 million (prior to preferred stock dividends and including the reversal of a significant amount of the valuation allowance against the deferred tax assets) was recorded in the third quarter of 2013 up from $3.5 million for the second quarter of 2013.  Third quarter 2012 results did not include a provision for loan losses but reflected $120,000 net income prior to preferred stock dividends.

Results of Operations

The net income for the third quarter of 2013 was $72.9 million, or $5.08 earnings per diluted share after preferred stock dividend and accretion discount, as compared with $120,000 net income, or $0.08 loss per diluted share after preferred stock dividend and accretion discount, in the third quarter of 2012.  The net income for the first nine months of 2013 was $81.9 million or $5.52 earnings per diluted share after preferred stock dividend and accretion, as compared to $1.6 million in net loss, or $0.37 loss per diluted share after preferred stock dividend and accretion in the first nine months of 2012.  The Company recorded a $6.1 million release from the loan loss reserve in the first nine months of 2013, which included a release of $1.8 million in the third quarter.  Net loan charge-offs totaled $3.0 million the first nine months of 2013, which included $3.7 million of net charge-offs in the third quarter.  The net income available to common stockholders was $71.6 million for the third quarter of 2013 and $78.0 million for the first nine months of 2013, as compared to a net loss to common shareholders of $1.1 million and a net loss to common shareholders of $5.3 million for the third quarter and first nine months of 2012, respectively.  Net income for the third quarter of 2013 and the first nine months of 2013 included a $70.0 million tax benefit which includes the reversal of a valuation allowance of $74.1 million.

Net Interest Income

Net interest and dividend income decreased $3.9 million, from $45.4 million in the first nine months of 2012, to $41.6 million in the first nine months of 2013.  Average earning assets increased $36.1 million, or 2.1%, to $1.77 billion from the first nine months of 2012 to the first nine months of 2013.  Management continued to emphasize asset quality with higher portfolio securities (nine month average up 56.8%) while new loan originations continued to be limited.  The $176.6 million decrease in year to date average loans and loans held-for-sale was primarily due to the lack of expansion by local businesses leading to lower utilization of available credit lines.  Simultaneously, difficult competitive pricing, paydowns and maturities contributed to the year over year decrease.  Finally, the Bank declined to compromise on loan structures to secure new business.  To utilize available liquid funds, management continued to increase total securities during the first nine months of 2013 to 31.1% of total assets up from 28.3% at the end of 2012.  At the same time, the Company’s historically stable deposit base was impacted by the loss of some retail deposits as customers took advantage of other investment opportunities.  As a result, average interest bearing deposits decreased $27.7 million year over year for the nine month periods ended September 30, 2013 and 2012.  At this time, management sees no need to grow deposits to fund loan or investment opportunities and management expects that securities sales and maturities will provide cost effective liquidity as those opportunities arise.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.52% in the first nine months of 2012 to 3.17% in the first nine months of 2013.  The average tax-equivalent yield on earning assets decreased from 4.39% in the first nine months of 2012 (yield would have been 4.27% except for collection of previously reversed or unrecognized interest on loans that returned to performing status) to 3.92% (yield would have been 3.84% except for adjustments noted above) in the first nine months of 2013.  At the same time, however, the cost of funds on interest bearing liabilities decreased from 1.09% to 0.95% helping to offset the decrease in earning asset yield.  The growth of lower yielding securities (compared to reductions in higher yielding loans) was the main cause of decreased net interest income. Reductions in higher yielding loans were caused  by the factors discussed in the paragraph above.  Additionally, management continued to see pressure to reduce interest rates on loans retained at renewal and found it necessary to accept rate concessions to keep the business.

Net interest income decreased $346,000 from $14.6 million in the third quarter of 2012 to $14.3 million in the third quarter of 2013.  Higher yielding average loans were down $141.2 million year over year in the three month period ended September 30 while lower yielding average securities were up $205.1 million in the same period.  Quarterly average interest bearing deposits were down $19.0 million year over year (down to $1.31 billion from $1.33 billion) while securities sold under repurchase agreements increased $14.5 million and other borrowings comprised of FHLBC advances increased $15.1 million.  The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets decreased from 3.44% in the third quarter of 2012 to 3.25% in the third quarter of 2013.  The average tax-equivalent yield on earning assets decreased from 4.24% in the third quarter of 2012 to 3.99% in the third quarter of 2013.  The cost of interest-bearing liabilities also decreased from 1.02% to 0.94% in the same period.  Consistent with the year to date margin trend, the changed overall average earning assets resulting from reduced levels of higher yielding loans and the movement to lower yielding securities combined with the repricing of interest bearing assets and liabilities in a lower interest rate environment decreased interest income to a greater degree than found in interest expense decreases.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest-earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and nine-month periods ended September 30, 2013 and 2012.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended September 30, 2013, and 2012

(Dollar amounts in thousands - unaudited)

	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$36,456	$22	0.24%	$46,138	$29	0.25%
Securities:
Taxable	605,546	3,113	2.06	404,855	1,868	1.85
Non-taxable (tax equivalent)	13,937	228	6.54	9,518	151	6.35
Total securities	619,483	3,341	2.16	414,373	2,019	1.95
FRB and FHLB stock and dividends	10,292	76	2.95	11,984	77	2.57
Loans and loans held-for-sale [1]	1,088,936	14,382	5.17	1,230,180	16,279	5.18
Total interest earning assets	1,755,167	17,821	3.99	1,702,675	18,404	4.24
Cash and due from banks	19,584	-	-	31,850	-	-
Allowance for loan losses	(34,197)	-	-	(40,823)	-	-
Other noninterest bearing assets	190,836	-	-	228,859	-	-
Total assets	$1,931,390			$1,922,561

Liabilities and Stockholders’ Equity
NOW accounts	$283,192	$63	0.09%	$270,908	$65	0.10%
Money market accounts	311,213	104	0.13	321,762	137	0.17
Savings accounts	225,825	39	0.07	213,927	51	0.09
Time deposits	493,722	1,674	1.35	526,314	1,973	1.49
Interest bearing deposits	1,313,952	1,880	0.57	1,332,911	2,226	0.66
Securities sold under repurchase agreements	21,646	1	0.02	7,164	1	0.06
Other short-term borrowings	15,707	5	0.12	652	-	-
Junior subordinated debentures	58,378	1,336	9.15	58,378	1,243	8.52
Subordinated debt	45,000	209	1.82	45,000	223	1.94
Notes payable and other borrowings	500	4	3.13	500	5	3.91
Total interest bearing liabilities	1,455,183	3,435	0.94	1,444,605	3,698	1.02
Noninterest bearing deposits	366,889	-	-	380,226	-	-
Other liabilities	37,466	-	-	28,130	-	-
Stockholders’ equity	71,852	-	-	69,600	-	-
Total liabilities and stockholders’ equity	$1,931,390			$1,922,561
Net interest income (tax equivalent)		$14,386			$14,706
Net interest income (tax equivalent) to total earning assets			3.25%			3.44%
Interest bearing liabilities to earning assets	82.91%			84.84%

1  Interest income from loans is shown on a tax equivalent basis as discussed in the table on page 45 and includes fees of $793,000 and $498,000 for the third quarter of 2013 and 2012, respectively.  Nonaccrual loans are included in the above stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months ended September 30, 2013, and 2012

(Dollar amounts in thousands - unaudited)

	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$49,676	$91	0.24%	$48,871	$89	0.24%
Securities:
Taxable	574,761	8,109	1.88	365,549	5,222	1.90
Non-taxable (tax equivalent)	14,912	679	6.07	10,417	467	5.98
Total securities	589,673	8,788	1.99	375,966	5,689	2.02
FRB and FHLB stock and dividends	10,742	228	2.83	12,562	228	2.42
Loans and loans held-for-sale [1]	1,116,964	43,327	5.12	1,293,533	51,741	5.26
Total interest earning assets	1,767,055	52,434	3.92	1,730,932	57,747	4.39
Cash and due from banks	24,110	-	-	27,528	-	-
Allowance for loan losses	(37,122)	-	-	(46,824)	-	-
Other noninterest bearing assets	196,298	-	-	236,281	-	-
Total assets	$1,950,341			$1,947,917

Liabilities and Stockholders’ Equity
NOW accounts	$290,691	$192	0.09%	$275,712	$204	0.10%
Money market accounts	319,876	342	0.14	311,046	438	0.19
Savings accounts	226,193	121	0.07	211,331	165	0.10
Time deposits	498,846	5,327	1.43	565,183	6,920	1.64
Interest bearing deposits	1,335,606	5,982	0.60	1,363,272	7,727	0.76
Securities sold under repurchase agreements	22,206	2	0.01	4,502	2	0.06
Other short-term borrowings	20,000	24	0.16	4,635	4	0.11
Junior subordinated debentures	58,378	3,937	8.99	58,378	3,660	8.36
Subordinated debt	45,000	610	1.79	45,000	684	2.00
Notes payable and other borrowings	500	12	3.16	500	13	3.42
Total interest bearing liabilities	1,481,690	10,567	0.95	1,476,287	12,090	1.09
Noninterest bearing deposits	359,438	-	-	373,975	-	-
Other liabilities	35,432	-	-	25,629	-	-
Stockholders’ equity	73,781	-	-	72,026	-	-
Total liabilities and stockholders’ equity	$1,950,341			$1,947,917
Net interest income (tax equivalent)		$41,867			$45,657
Net interest income (tax equivalent) to total earning assets			3.17%			3.52%
Interest bearing liabilities to earning assets	83.85%			85.29%

1  Interest income from loans is shown on a tax equivalent basis as discussed in the table on page 45 and includes fees of $2.0 million and $1.4 million for the first nine months of 2013 and 2012, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment		Effect of Tax Equivalent Adjustment
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest income (GAAP)	$17,724	$18,333	$52,146	$57,519
Taxable equivalent adjustment - loans	17	18	50	64
Taxable equivalent adjustment - securities	80	53	238	164
Interest income (TE)	17,821	18,404	52,434	57,747
Less: interest expense (GAAP)	3,435	3,698	10,567	12,090
Net interest income (TE)	$14,386	$14,706	$41,867	$45,657
Net interest and income (GAAP)	$14,289	$14,635	$41,579	$45,429
Average interest earning assets	$1,755,167	$1,702,675	$1,767,055	$1,730,932
Net interest income to total interest earning assets (GAAP)	3.23%	3.42%	3.15%	3.51%
Net interest income to total interest earning assets (TE)	3.25%	3.44%	3.17%	3.52%

Provision for Loan Losses

In the first nine months of 2013, the Company recorded a $6.1 million release of reserve for loan losses, which included a release of $1.8 million in the third quarter.  The Company experienced continuing improvement in asset quality, notably from reductions in nonperforming loans and continued moderate charge-off experience.  In the first nine months of 2012, the provision for loan losses was $6.3 million, which did not include a provision in the third quarter.  Provisions for loan losses are made to provide for probable and estimable losses inherent in the loan portfolio.  Nonperforming loans decreased to $47.8 million at September 30, 2013 from $82.6 million at December 31, 2012, and $105.8 million at September 30, 2012.  Charge-offs, net of recoveries, totaled $3.0 million and $18.0 million in the first nine months of 2013 and 2012, respectively.  Net charge-offs totaled $3.7 million in the third quarter of 2013 and $29,000 in the third quarter of 2012.  These data along with the distribution of the Company’s nonperforming loans and charge-offs net of recoveries for the periods are included in the following tables.

	Nonperforming Loans as of			September 30, 2013 Dollar change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2013	2013	2012	2013	2012
Real estate-construction	$5,928	$6,303	$16,035	$(375)	$(10,107)
Real estate-residential:
Investor	8,307	13,662	13,007	(5,355)	(4,700)
Owner occupied	6,212	7,927	14,875	(1,715)	(8,663)
Revolving and junior liens	2,543	3,431	3,306	(888)	(763)
Real estate-commercial, nonfarm	24,754	31,190	55,642	(6,436)	(30,888)
Real estate-commercial, farm	-	53	1,790	(53)	(1,790)
Commercial	29	104	1,157	(75)	(1,128)
	$47,773	$62,670	$105,812	$(14,897)	$(58,039)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due still accruing.  The largest decrease in the nonperforming loans since September 30, 2012, was in the real estate–commercial, nonfarm segment as this segment’s upgrades and migration to OREO were greater than the migration of loans to nonperforming status.

Loan Charge-offs, net of (recoveries)	Three Months Ended		Year to Date
(in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Real estate-construction
Homebuilder	$(5)	$(151)	$(307)	$768
Land	44	(57)	42	(723)
Commercial speculative	-	(1,130)	(49)	668
All other	(1)	45	-	165
Total real estate-construction	38	(1,293)	(314)	878
Real estate-residential
Investor	2,218	187	2,133	3,234
Owner occupied	350	343	401	1,440
Revolving and junior liens	817	481	1,867	1,290
Total real estate-residential	3,385	1,011	4,401	5,964
Real estate-commercial, nonfarm
Owner general purpose	(5)	(39)	(43)	1,100
Owner special purpose	(5)	62	(148)	1,288
Non-owner general purpose	-	119	(156)	4,492
Non-owner special purpose	73	-	(751)	78
Retail properties	265	137	(277)	4,038
Total real estate-commercial, nonfarm	328	279	(1,375)	10,996
Real estate-commercial, farm	-	-	-	-
Commercial	(31)	(20)	204	78
Other	25	52	84	108
	$3,745	$29	$3,000	$18,024

Charge-offs for the third quarter 2013 were primarily from previously established specific reserves on nonaccrual loans deemed uncollectible.  Charge-off activity continued to improve for the year to date period in 2013 compared to the same year to date period in 2012, reflecting an improved economy in our target markets and our efforts to improve loan quality.

	Classified loans as of			September 30, 2013 Dollar Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2013	2013	2012	2013	2012
Real estate-construction	$6,236	$7,005	$22,387	$(769)	$(16,151)
Real estate-residential:
Investor	10,642	13,968	16,406	(3,326)	(5,764)
Owner occupied	7,292	11,008	17,684	(3,716)	(10,392)
Revolving and junior liens	3,675	5,086	5,053	(1,411)	(1,378)
Real estate-commercial, nonfarm	40,832	43,827	73,720	(2,995)	(32,888)
Real estate-commercial, farm	-	53	1,790	(53)	(1,790)
Commercial	264	705	1,748	(441)	(1,484)
Other	1	1	5	-	(4)
	$68,942	$81,653	$138,793	$(12,711)	$(69,851)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  All three components are down since September 30, 2012.  Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve.  This ratio reflects another measure of overall improvement in loan related asset quality.  The decline in both classified loans and OREO as well as improved Tier 1 capital in the third quarter improved this ratio for the eleventh straight quarter.

Allowance for Loan and Lease Losses

Below is a reconciliation for the activity for the periods indicated (in thousands):

	Three Months Ending
	9/30/2013	6/30/2013	9/30/2012

Allowance at beginning of quarter	$35,042	$38,634	$40,286
Charge-offs:
Commercial	29	25	2
Real estate - commercial	851	1,018	355
Real estate - construction	53	894	909
Real estate - residential	3,594	1,014	1,230
Consumer and other loans	168	134	186
Total charge-offs	4,695	3,085	2,682
Recoveries:
Commercial	60	25	22
Real estate - commercial	523	505	76
Real estate - construction	15	480	2,202
Real estate - residential	209	179	219
Consumer and other loans	143	104	134
Total recoveries	950	1,293	2,653
Net charge-offs	3,745	1,792	29
(Release) provision for loan losses	(1,750)	(1,800)	-
Allowance at end of quarter	$29,547	$35,042	$40,257
Average total loans (exclusive of loans held-for-sale)	$1,085,487	$1,113,315	$1,222,829
Net charge-offs to average loans	0.35%	0.16%	0.00%
Allowance at quarter end to average loans	2.72%	3.15%	3.29%

Ending balance: Individually evaluated for impairment	$2,150	$5,036	$7,585
Ending balance: Collectively evaluated for impairment	$27,397	$30,006	$32,672

The coverage ratio of the allowance for loan losses to nonperforming loans was 61.9% as of September 30, 2013, which reflects an increase from 55.9% as of June 30, 2013.  A decrease of $14.9 million in nonperforming loans in the three months drove the overall coverage ratio change.  Management updated the estimated specific allocations in the third quarter after receiving more recent appraisals for detailed collateral valuations or information on cash flow trends related to the impaired credits.  Management determined the estimated amount to provide in the allowance for loan losses based upon a number of considerations, including loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  Loan loss experience was also weighted more heavily based upon recent loss experience.  The construction and development (“C & D”) portfolio, which has accounted for significant losses in previous periods, has had diminished adverse migration and the remaining credits are exhibiting more stable credit characteristics.  Management believes that adequate reserves have been established for the inherent risk of loss in the C & D portfolio.

Management regularly reviews the performance of the higher risk pool within commercial real estate loans and adjusts the population and the related loss factors taking into account adverse market trends, including collateral valuation, as well as assessments of the credits in that pool.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by 36.5% at September 30, 2013, as compared to December 31, 2012.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that were showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as a decrease in 30 to 89 day past due loans and some stabilization in values of certain properties.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses. Management determined that an overall improvement in loan asset quality justified a $1.8 million loan loss reserve release in the third quarter.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 3.33% of total loans as of September 30, 2012, to 2.74% of total loans at September 30, 2013.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at September 30, 2013; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO decreased $10.4 million, from $59.5 million at June 30, 2013, to $49.1 million at September 30, 2013. Disposition activity and valuation writedowns in the third quarter more than offset numerous but smaller dollar additions to OREO, leading to this overall decrease. In the third quarter of 2013, management successfully managed OREO transactions as shown below. As a result, OREO holdings in all categories (vacant land suitable for farming, single family residences, lots suitable for development, multi-family and commercial property) were down in the quarter. Overall, a net gain on sale of $608,000 was realized in the third quarter.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$59,465	$89,671	$72,423	$93,290
Property additions	3,015	7,594	14,196	26,944
Development improvements	10	131	60	646
Less:
Property disposals	11,463	4,829	30,928	20,517
Period valuation adjustments	1,961	4,474	6,685	12,270
Other real estate owned	$49,066	$88,093	$49,066	$88,093

The OREO valuation reserve decreased to $24.6 million, which was 33.4% of gross OREO at September 30, 2013.  The valuation reserve represented 24.9% and 30.3% of gross OREO at September 30, 2012 and December 31, 2012, respectively.  In management’s judgment, an adequate property valuation allowance has been established to present OREO at current estimates of fair value less costs to sell; however, there can be no assurance that additional losses will not be incurred on disposition or updates to valuation in the future.

OREO Properties by Type

(in thousands)	September 30, 2013		June 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$6,585	13%	$8,161	14%	$10,642	12%
Lots (single family and commercial)	18,993	39%	23,781	40%	29,638	34%
Vacant land	3,135	6%	3,266	5%	7,325	8%
Multi-family	2,194	5%	2,210	4%	9,447	11%
Commercial property	18,159	37%	22,047	37%	31,041	35%
Total OREO properties	$49,066	100%	$59,465	100%	$88,093	100%

Net OREO Aging

(in thousands)	September 30, 2013		June 30, 2013		September 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total

0-90 Days	$3,012	6%	$4,025	7%	$7,249	8%
91-180 Days	3,033	6%	3,086	5%	2,654	3%
181 Days - 1 Year	4,968	10%	6,380	11%	18,036	21%
1 Year to 2 Years	10,569	22%	20,356	34%	44,836	51%
2 Years to 3 Years	20,738	42%	17,404	29%	10,507	12%
3 Years to 4 Years	5,189	11%	4,529	8%	4,663	5%
4 Years +	1,557	3%	3,685	6%	148	0%
Total	$49,066	100%	$59,465	100%	$88,093	100%

As part of the Company’s OREO management process, we age or track the time that OREO is held for sale.  The table above shows that, in total, where 32% of our OREO at September 30, 2012, had been held for less than one year, that percentage dropped to 22% at September 30, 2013.  When properties are tracked as being held for one to three years, the percentage of total OREO in those categories was 64% at September 30, 2013, essentially unchanged from 63% at September 30, 2012.  While the dollar totals held for more than three years were smaller than other aging categories, a similar trend was found in properties held in OREO for more than three years (14% as of September 30, 2013, an increase from 5% at September 30, 2012) with approximately $1.6 million held for over four years at September 30, 2013.

While newer additions to the Company’s OREO have slowed, some items held in OREO have been slow to sell leading to the above aging trend.  Properties held for longer periods can be a source of incremental cost as they age on the market.

Noninterest Income

	Three Months Ended			September 30, 2013 Dollar Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2013	2013	2012	2013	2012
Noninterest income
Trust income	$1,494	$1,681	$1,489	$(187)	$5
Service charges on deposits	1,904	1,799	1,982	105	(78)
Residential mortgage revenue	1,232	2,821	2,699	(1,589)	(1,467)
Securities gains, net	(7)	745	513	(752)	(520)
Increase in cash surrender value of bank-owned life insurance	419	372	425	47	(6)
Death benefit realized on bank-owned life insurance	6	375	-	(369)	6
Debit card interchange income	873	900	788	(27)	85
Lease revenue from other real estate owned	309	257	840	52	(531)
Net gain on sales of other real estate owned	608	386	20	222	588
Other income	1,549	1,147	1,592	402	(43)
Total noninterest income	$8,387	$10,483	$10,348	$(2,096)	$(1,961)

Noninterest income is down in the third quarter from the second quarter as a result of sharply lower residential mortgage revenue (dollar volume of loans sold to investors was down approximately one-third in the third quarter from the second quarter) and gains on securities sales.  Other income increased in the third quarter from the second quarter on recognition in income of a forfeited purchase deposit from a loan sale where the purchaser did not complete the sale as contractually required.  Similar results are found in the year over year comparison except that other income was essentially flat.

Noninterest Expense

	Three Months Ended			September 30, 2013 Dollar Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2013	2013	2012	2013	2012
Noninterest expense
Salaries and employee benefits	$9,299	$9,177	$8,963	$122	$336
Occupancy expense, net	1,266	1,242	1,242	24	24
Furniture and equipment expense	1,026	1,104	1,078	(78)	(52)
FDIC insurance	987	1,024	1,029	(37)	(42)
General bank insurance	489	491	851	(2)	(362)
Amortization of core deposit intangible asset	524	525	420	(1)	104
Advertising expense	347	328	400	19	(53)
Debit card interchange expense	366	362	388	4	(22)
Legal fees	615	486	760	129	(145)
OREO valuation expense	1,961	2,589	4,474	(628)	(2,513)
Other OREO expense	1,500	1,356	2,071	144	(571)
Other expense	3,119	3,510	3,187	(391)	(68)
Total noninterest expense	$21,499	$22,194	$24,863	$(695)	$(3,364)

Salaries and benefits were up from the second quarter 2013 and year over year on accrual of management bonus amounts under board of directors approved incentive plans.  Legal fees increased quarter over quarter on complex loan workouts in the third quarter.  However, legal fees were down year over year on continued management control of legal expense.  OREO valuation expense decreased from the second quarter of 2013 and the third quarter 2012 as property valuation declines, while still sizable, were more moderate than in the past.

Income Taxes

The Company recorded a deferred income tax expense of $4.0 million and reversal of $74.1 million deferred tax valuation allowance benefit for the first nine months of 2013, on $11.9 million pre-tax income during that period.  The valuation allowance against the Company’s deferred tax assets was first established as of December 31, 2010.  Under GAAP, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.  The Company’s effective tax rates for the first nine months ending September 30, 2013, and 2012 were 33.0% and 0%, respectively.

The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  As of September 30, 2013, management determined that the realization of most of the deferred tax asset was “more likely than not” as required by accounting principles and reversed a significant portion of an established valuation allowance to reflect this judgment.  The remaining valuation allowance remains for a portion of the state net operating loss carryforward the Company could possibly use, but does not meet the threshold of “more likely than not” at September 30, 2013.  The Company considered the federal and state net operating loss carryforwards separately when determining if a valuation allowance was required.  After considering tax-planning strategies, the Company reserved a portion of the state net operating loss carryfoward management did not anticipate using by December 31, 2016 based on forecasts made at September 30, 2013.  While the state net operating loss carryfoward does not begin to expire until 2021, management acknowledges that forecasts are inherently subjective and only periods in the foreseeable future should be considered when determining if net deferred tax assets will be utilized.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against the Company’s  deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

The positive evidence considered included the following: (1) the current quarter results reflect the Company’s sixth consecutive quarter of pre-tax earnings (2) reduced nonperforming assets for the eleventh consecutive quarter, (3) the removal of the Consent Order by the OCC effective October 17, 2013.  Negative evidence considered included the decrease in the Company’s net interest margin and reduced noninterest income, primarily from decreased mortgage banking income.  The only tax planning strategy considered was selling the Company’s bank-owned life insurance which would result in immediate taxable income of approximately $11.4 million if it were to be sold effective September 30, 2013.  While the Company does not anticipate completing this sale, management would consider the sale in the event a deferred tax asset was close to expiration.

A deferred tax asset related to accumulated other comprehensive loss resulting from the net unrealized loss on available-for-sale securities increased to $5.4 million and held-to-maturity securities were $3.3 million at September 30, 2013, compared to total accumulated other comprehensive loss of $928,000 on total securities holdings at December 31, 2012.  An increase in rates will generally cause a decrease in the fair value of individual securities and results in changes in unrealized loss on available-for-sale securities.  In addition to the impact of rate changes upon pricing, uncertainty in the financial markets can cause reduced liquidity for certain investments and those changes are discussed in detail in Note 2 to the consolidated financial statements.  In the third quarter 2013, management also designated a large volume of securities previously classified as available-for-sale into the held-to-maturity classification.

Financial Condition

Total assets decreased $13.0 million, or 0.6%, from December 31, 2012, to close at $2.03 billion as of September 30, 2013.  Loans decreased by $72.4 million, or 6.3% as management continued to emphasize capital management and credit quality along with relationship lending under an intensely competitive market environment and with a customer base that has generally been cautious about expanding business in a difficult economy.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO, net of valuation reserve and reflecting new properties as well as dispositions and improvements to existing properties, decreased $23.4 million from December 31, 2012, or 32.3% at September 30, 2013.  Available-for-sale securities decreased by $206.4 million for the nine months ended September 30, 2013,  The decrease in available-for-sale securities holdings in the nine month period was offset by amounts now carried as held-to-maturity securities.  Management is comfortable with the positions held in available-for-sale securities.  The portfolio provides benefit to net interest income as loan demand develops.  Between the portion of the portfolio that carries no current unrealized loss and the ability to borrow a substantial amount using securities as collateral, management is comfortable with the liquidity provided by available-for-sale securities.  In addition, management is confident that deposits could be raised if needed.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 was $8.9 million at acquisition as compared to $1.7 million as of September 30, 2013.  Management performed an annual review of the core deposit intangible asset as of November 30, 2012.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of other intangible assets as of September 30, 2013.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.08 billion as of September 30, 2013, a decrease of $72.4 million from $1.15 billion as of December 31, 2012.

	Major Classification of Loans as of			September 30, 2013 Dollar Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2013	2013	2012	2013	2012
Commercial	$86,822	$86,173	$81,438	$649	$5,384
Real estate - commercial	554,874	563,061	621,715	(8,187)	(66,841)
Real estate - construction	30,996	34,964	48,606	(3,968)	(17,610)
Real estate - residential	376,859	386,504	436,837	(9,645)	(59,978)
Consumer	2,570	2,793	3,167	(223)	(597)
Overdraft	544	505	613	39	(69)
Lease financing receivables	11,204	11,863	3,229	(659)	7,975
Other	13,236	16,371	12,677	(3,135)	559
	1,077,105	1,102,234	1,208,282	(25,129)	(131,177)
Net deferred loan costs	535	469	7	66	528
	$1,077,640	$1,102,703	$1,208,289	$(25,063)	$(130,649)

Although the total dollar value of loans has decreased, the quality of the Bank’s loan portfolio has continued to improve over the last 11 consecutive quarters.  For example, new items into non-accrual slowed in third quarter.  In the third quarter 2013, payoffs or paydowns on loans previously on nonaccrual were received at a pace two and one half times greater than new nonaccrual was added.  This improvement is attributable to a number of factors including successful execution of management’s plan to reduce troubled and lower-quality assets, the still sluggish but gradually improving business conditions in our operating footprint, and the improvement in most sectors of the northern Illinois real estate market positively affecting real estate based borrowers in our portfolio.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial and residential) has been and continues to be a sizeable portion of the portfolio.  Notwithstanding this, our concentrations of real estate loans are below regulatory advised maximum limits.  These categories comprised 89.3% of the portfolio as of September 30, 2013, compared to 90.1% of the portfolio as of December 31, 2012.

The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.  Management had previously reorganized the lending function placing increased emphasis upon commercial and industrial lending.  While the Bank is beginning to offer new commercial and industrial loan transactions to manufacturing industries, the Bank has also entered into new income producing commercial real estate loans, such as loans to nationally branded hotel franchises and to owners of multi-family apartments.  These efforts are beginning to reverse normal loan attrition and movement to OREO.  We expect that our continued focus on this strategy in the remainder of 2013 should mitigate future loan runoff.

In the third quarter of 2013, the portfolio showed some stabilization.  Total loans declined $25.1 million in the quarter compared to higher declines in previous recent quarters.  For example, we had a decline of $36.7 million decline between December 31, 2012, and March 31, 2013.  While overall loan growth has been difficult to achieve, business development efforts, including work by several new experienced lenders since year end 2012, have produced sizable buildup in loan pipelines and moderate levels of new closed business in the first nine months of 2013.

Securities

	As of			September 30, 2013 Dollar Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
Securities available-for-sale, at fair value	2013	2013	2012	2013	2012

U.S. Treasury	$1,548	$1,547	$1,511	$1	$37
U.S. government agencies	1,693	6,726	49,455	(5,033)	(47,762)
U.S. government agency mortgage-backed	-	52,414	73,291	(52,414)	(73,291)
States and political subdivisions	19,841	20,119	12,805	(278)	7,036
Corporate Bonds	22,200	34,429	34,217	(12,229)	(12,017)
Collateralized mortgage obligations	48,125	168,505	96,438	(120,380)	(48,313)
Asset-backed securities	268,984	290,853	135,086	(21,869)	133,898
Collateralized debt obligations	11,087	10,344	9,543	743	1,544
Total securities available-for-sale	$373,478	$584,937	$412,346	$(211,459)	$(38,868)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$35,241	$-	$-	$35,241	$35,241
Collateralized mortgage obligations	222,860	-	-	222,860	222,860
Total securities held-to-maturity	$258,101	$-	$-	$258,101	$258,101

Total securities	$631,579	$584,937	$412,346	$46,642	$219,233

Total holdings show a net increase of $46.6 million since June 30, 2013 with most categories declining except total collateralized mortgage obligations, which were up $102.5 million in the period.  The held-to-maturity classification was established in the third quarter in order to reflect management’s intent with regard to these securities. The Company has the ability, and management has the intent, to hold these securities to maturity.  Generally, the held-to-maturity classification consists of fixed-rate securities of longer duration than the available-for-sale classification.

The net unrealized losses, net of deferred tax benefit, in the portfolio increased by $11.1 million from $1.3 million as of December 31, 2012, to $12.4 million as of September 30, 2013.  Management believes that the increase in total securities carried with unrealized losses is in no way problematic.  Additional information related to the securities portfolio is found in Note 2.

Deposits and Borrowings

	As Of			September 30, 2013 Dollar Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2013	2013	2012	2013	2012
Noninterest bearing	$373,499	$366,406	$381,111	$7,093	$(7,612)
Savings	227,823	227,687	211,452	136	16,371
NOW accounts	272,632	287,492	265,215	(14,860)	7,417
Money market accounts	309,066	312,773	321,614	(3,707)	(12,548)
Certificates of deposits:
of less than $100,000	299,632	306,302	323,464	(6,670)	(23,832)
of $100,000 or more	190,471	189,963	194,078	508	(3,607)
	$1,673,123	$1,690,623	$1,696,934	$(17,500)	$(23,811)

The Company saw some decline in total deposits in the third quarter and year over year, but overall total deposits were essentially flat during the quarter and year over year reflecting sluggish loan activity and other liquidity sources utilized by management.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with our correspondent lender.  That credit facility was originally comprised of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior debt line of credit when it matured and the line has been terminated.  The Company still had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2012, and September 30, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement with the FRB, the Company must receive and has received the FRB’s approval prior to making any interest payments on the subordinated debt.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At September 30, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides, that upon an event of default as the result of the Company’s failure to comply with a financial covenant, relating to the senior debt, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt  by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

The Company increased its securities sold under repurchase agreements by $2.8 million, or 15.9%, from December 31, 2012.  The Company’s other short-term borrowings decreased $45.0 million from December 31, 2012, as a Federal Home Loan Bank of Chicago (“FHLBC”) advance matured and was replaced with short term FHLBC advances that matured in October 2013.

Capital

As of September 30, 2013, total stockholders’ equity was $142.0 million, which was an increase of $69.5 million, or 95.8%, from $72.6 million as of December 31, 2012.  This increase was largely created by the income tax benefit generated by the reversal of the valuation allowance on a significant portion of net deferred tax assets.  Unrealized loss on securities available-for-sale net of deferred taxes was $1.3 million at December 31, 2012 and $12.4 million at September 30, 2013, causing a reduction in stockholders’ equity of $11.1 million.  Additionally, as discussed further below total stockholders’ equity benefited by the Company not declaring and accruing a dividend for the third quarter of 2013 and other periods in 2013 on its Series B Preferred Stock.

As of September 30, 2013, the Company’s regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets increased to 15.15%, 10.07% and 7.11%, respectively, compared to 13.62%, 6.81% and 4.85%, respectively, at December 31, 2012.  The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at September 30, 2013.  The same capital ratios at the Bank were 17.08%, 15.82% and 11.08%, respectively, at September 30, 2013, compared to 14.86%, 13.59%, and 9.67%, at December 31, 2012.  The Bank’s ratios exceeded the heightened capital ratios agreed to in the 2011 Consent Order the Bank entered with the OCC.  As indicated previously, the Consent Order was terminated as of October 17, 2013.

Although the Consent Order has been terminated, the Bank continues to be subject to the risk-based capital guidelines developed by the OCC and other bank regulatory agencies.  In connection with the current economic environment, the Bank’s level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to most holding companies of banks and savings and loans.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  A number of instruments that now qualify as Tier 1 capital will not qualify under the Basel III Rules.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework while incorporating the increased requirements.  The Basel III Rules also revise prompt corrective action guidelines to add the Common Equity Tier 1 capital ratio.  Generally, the new Basel III Rules become effective on January 1, 2015.  Management is reviewing the new rules to assess their impact on the Company.

In July 2011, the Company entered into a Written Agreement with the FRB designed to maintain the financial soundness of the Company.  Key provisions of the Written Agreement include restrictions on the Company’s payment of dividends on its capital stock, restrictions on its taking of dividends or other payments from the Bank that reduce the Bank’s capital, restrictions on subordinated debenture and trust preferred security distributions, restrictions on incurring additional debt or repurchasing stock, capital planning provisions, requirements to submit cash flow projections to the FRB, requirements to comply with certain notice provisions pertaining to changes in directors or senior management, requirements to comply with regulatory restrictions on indemnification and severance payments, and requirements to submit certain reports to the FRB .  The Written Agreement also calls for the Company to serve as a source of strength for the Bank.  Although the Consent Order was terminated, the Written Agreement is still in effect and will remain in effect until terminated, rescinded or modified by the FRB.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  The total accumulated interest on the trust preferred securities including compounded interest from July 1, 2010 on the deferred payments totaled $15.7 million at September 30, 2013.

During the fourth quarter of 2012, the Treasury announced the continuation of individual auctions of the preferred stock issued through the CPP.  At that time, the Company was informed that the Series B Preferred Stock would be auctioned by Treasury.  All of the Series B Preferred Stock held by Treasury was sold to third parties, including certain of our directors, through the auctions that were completed in the first quarter of 2013.  The warrant to purchase 815,339 shares of the Company’s common stock was also sold to a third-party investor in a separate, subsequent auction.  The Company carried $71.9 million and $72.7 million of Series B Preferred Stock in Total Stockholders’ Equity at December 31, 2012, and at September 30, 2013, respectively.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Preferred Stock in the first quarter of 2013.  Previously, the Company had accrued this dividend quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believes that the Company will likely be able to repurchase the Series B Preferred Stock in the future at a price less than the face amount of the Series B Preferred Stock plus accrued dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Preferred Stock in the first quarter and did not accrue for it in the subsequent quarters.  The Company will continue to evaluate whether accruing dividends on the Series B Preferred Stock is appropriate in future periods.  Pursuant to the terms of the Series B Preferred Stock, the dividends paid on the Series B Preferred Stock will increase from 5% to 9% in 2014.

In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets increased to 3.33% at September 30, 2013, largely attributable to increased capital resulting from the reversal of the valuation allowance on a significant portion of net deferred tax assets, made possible by recent profits.  Specifically unrealized loss on securities available-for-sale rose sharply in the third quarter of 2013.  The Tier 1 common equity to risk weighted assets increased to 0.61% at September 30, 2013.  These 2013 results compare to tangible common equity to tangible assets of (0.13)% and tier 1 common equity to risk weighted assets of (0.12)%, at December 31, 2012.

As evidenced by the improvement in asset quality and earnings, which led to the reversal of a significant portion of the valuation allowance against the deferred tax assets, and the termination of the regulatory Consent Order management is working diligently to position the Company so that it can take further actions to become current on deferred amounts related to the trust preferred securities and the Series B Preferred Stock formerly held by Treasury.

Management also discloses these non-GAAP ratios to be consistent with industry practice and the table below provides an enumeration of the components of each those non-GAAP equity ratios disclosed above to the most comparable GAAP equivalent.

	(unaudited)		(unaudited)
	As of September 30,		December 31,
(dollars in thousands)	2013	2012	2012

Tier 1 capital
Total stockholders’ equity	$142,039	$70,741	$72,552
Tier 1 adjustments:
Trust preferred securities	51,491	24,432	24,626
Cumulative other comprehensive loss	12,435	2,556	1,327
Disallowed intangible assets	(1,702)	(3,813)	(3,276)
Disallowed deferred tax assets	(71,588)	-	-
Other	(546)	(360)	(412)
Tier 1 capital	$132,129	$93,556	$94,817

Total capital
Tier 1 capital	$132,129	$93,556	$94,817
Tier 2 additions:
Allowable portion of allowance for loan losses	16,565	18,399	17,656
Additional trust preferred securities disallowed for tier 1 captial	5,134	32,193	31,999
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	66,699	95,592	94,655
Allowable Tier 2	66,699	93,556	94,655
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$198,822	$187,106	$189,466

Tangible common equity
Total stockholders’ equity	$142,039	$70,741	$72,552
Less: Preferred equity	72,667	71,611	71,869
Intangible assets	1,702	3,813	3,276
Tangible common equity	$67,670	$(4,683)	$(2,593)

Tier 1 common equity
Tangible common equity	$67,670	$(4,683)	$(2,593)
Tier 1 adjustments:
Cumulative other comprehensive loss	12,435	2,556	1,327
Other	(72,134)	(360)	(412)
Tier 1 common equity	$7,971	$(2,487)	$(1,678)

Tangible assets
Total assets	$2,032,788	$1,903,400	$2,045,799
Less: Intangible assets	1,702	3,813	3,276
Tangible assets	$2,031,086	$1,899,587	$2,042,523

Total risk-weighted assets
On balance sheet	$1,274,628	$1,409,071	$1,356,762
Off balance sheet	37,555	40,958	34,804
Total risk-weighted assets	$1,312,183	$1,450,029	$1,391,566

Average assets
Total average assets for leverage	$1,857,554	$1,918,388	$1,955,000

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

	(unaudited)		(unaudited)
	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Core earnings
Pretax earnings (loss)	$2,927	$120	$11,875	$(1,596)
Excluding impact of:
Other real estate owned, net of income	2,544	5,685	8,943	14,659
Provision for loan losses	(1,750)	-	(6,050)	6,284
Death benefit realized on bank owned life	(6)	-	(381)	-
Litigation related income	(4)	(6)	(19)	(125)
Core Earnings	$3,711	$5,799	$14,368	$19,222

Earnings per core diluted share
Average diluted number of shares	14,102,036	14,210,928	14,112,243	14,206,017
Core diluted earnings per share	$0.26	$0.41	$1.02	$1.35

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

Net cash inflows from operating activities were   $19.7 million during the first nine months of 2013, compared with net cash inflows of   $28.7 million in the same period in 2012.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflow for both of the first nine months of 2013 and 2012.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflow for both the first nine months of 2013 and 2012.  The Company’s management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were   $18.4 million in the first nine months of 2013, compared to   $35.7 million in the same period in 2012.  In 2013, securities transactions accounted for a net outflow of   $62.9 million, and net principal received on loans accounted for net inflows of   $49.9 million.  Proceeds from sales of OREO accounted for   $32.1 million and   $20.9 million in investing cash inflows for the first nine months of 2013 and 2012, respectively.  Investing cash outflows for investment in OREO were   $60,000 in the first nine months of 2013 as compared to   $646,000 in the same period in 2012.

Net cash outflows from financing activities in the first nine months of 2013 were   $86.5 million compared with net cash outflows of   $43.1 million in the first nine months of 2012.  Net deposit outflows in the first nine months of 2013 were   $44.1 million compared to net deposit outflows of   $43.8 million in the first nine months of 2012.  Changes in securities sold under repurchase agreements accounted for   $2.8 million and   $837,000 in net inflows, respectively, in the first nine months of 2013 and 2012.

Under the terms of the Consent Order, (discussed in Note 11 of the Notes to Consolidated Financial Statements) which was terminated October 17, 2013, the Bank had agreed to reaffirm its liquidity risk management program.  Management has a well-defined liquidity management program reflecting sound liquidity risk supervision through the Asset and Liability Committee process and Board review.  Important elements of the program cover base operating liquidity, a liquid asset cushion, contingency funding strategies to address liquidity shortfalls in emergency situations and periodic stress testing.  This program also covers liquidity management for the Company.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from September 30, 2013, and December 31, 2012, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that occurred during the first half of 2012 and remain today, management found it was not meaningful to calculate valid interest rate scenarios that represent declines of 0.5% or more.  Compared to December 31, 2012, the Company had less earnings gains (in both dollars and percentage) if interest rates should rise.  This decrease in rising-rate benefit reflects the Company’s acquisition of some longer term loans and securities that offered higher yields to support the margin.  Federal Funds rates and the Bank’s prime rate were stable throughout the first nine months of 2013 at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2%, -1%, and -5% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
September 30, 2013
Dollar change	N/A	N/A	N/A	$352	$811	$2,272
Percent change	N/A	N/A	N/A	+0.6%	+1.4%	+4.0%

December 31, 2012
Dollar change	N/A	N/A	N/A	$538	$1,164	$2,511
Percent change	N/A	N/A	N/A	+1.1%	+2.3%	+4.9%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K.  In addition to the risk factors described in that section, there are other factors, that may impact any public company, including ours, and which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

101                        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013, and September 30, 2012; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013, and September 30, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and September 30, 2012; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

DATE: November 12, 2013