Form 10-K
period 2013-12-31
OLD SECOND BANCORP INC
filed 2014-02-26
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

 ☒                                                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $70.1 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 13,923,843 at February 20, 2014.

OLD SECOND BANCORP, INC.

Form 10-K

PART I

Item 1.  Business

General

Old Second Bancorp, Inc. (the "Company" or the "Registrant") was organized under the laws of Delaware on September 8, 1981.  It is a registered bank holding company under the Bank Holding Company Act of 1956 (the "BHCA").  The Company's office is located at 37 South River Street, Aurora, Illinois 60507.

The Company conducts a full service community banking and trust business through the following wholly owned subsidiaries, which together with the Registrant are referred to as the “Company”:

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

•                 A series of limited liability companies wholly owned by the Bank and formed between 2008 and 2012 to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.

•                 River Street Advisors, LLC, a wholly-owned subsidiary of the Bank, which was formed in May 2010 to provide investment advisory/management services.

Inter-company transactions and balances are eliminated in consolidation.

The Company provides financial services through its 27 banking locations that are located primarily in Aurora, Illinois, and its surrounding communities and throughout the Chicago metropolitan area.  These locations included retail offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois as of December 31, 2013.  The Company expanded its franchise from long standing offices in the western suburbs into Cook County and traditionally growing southern Chicago suburbs with an acquisition in February 2008.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses include the customary consumer and commercial products and services that banks provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as online and mobile banking and corporate cash management products including remote deposit capture, mobile deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox accounts, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts.  Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory and real estate lending.  Installment lending includes direct and indirect loans to consumers and commercial customers.  Additionally, the Bank provides a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  The Bank also originates residential mortgages, offering a wide range of mortgage products including conventional, government, and jumbo loans.  Secondary marketing of those mortgages is also handled at the Bank.

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

Market Area

The Company’s primary market area is Aurora, Illinois and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois, and it has developed a strong presence in these counties. Based on 2012 estimates from the United States Census Bureau, these counties, excluding Cook County, represent a market of more than 2.4 million people, and the city of Aurora itself has a population of approximately 200,000 residents. In addition, in 2008, the Company added an office in southwestern Cook County, which has an estimated population of 5.2 million people. The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, Ottawa, Oswego, Sycamore, New Lenox, Frankfort, and Chicago Heights communities and surrounding areas.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established and updated lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2013, the Bank originated approximately $409.4 million in loans.  Also in 2013, residential mortgage loans of just over $185.4 million (some of which were originated in 2012) were sold to investors.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2013, residential mortgages made up approximately 35% of the Bank’s loan portfolio, commercial real estate loans comprised approximately 51%, construction lending comprised approximately 3%, general commercial loans comprised approximately 9%, and consumer and other lending comprised less than 2%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides, or his property is located, in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of its credit services throughout its market area, including low- and moderate-income areas.

Commercial Loans.  The Bank continues to focus on growing commercial and industrial prospects in the new business pipeline with positive results, mostly occurring in fourth quarter.  As noted above, the Bank is an active commercial lender, primarily located west and south of the Chicago metropolitan area and active in other parts of the Chicago and Aurora metropolitan areas.  Commercial lending reflects revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufactures, service companies, medical and dental entities as well as specialty contractors.  The Bank also has commercial and industrial loans to customers with over $50 million in revenue in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial lines of credit are predominantly for a one to two year term and have floating rates.  Commercial term loans range principally from one to eight years with the majority falling in the one to five year range.  Interest rates are primarily fixed although some have interest rates tied to the prime rate or LIBOR.  While management would like to continue to diversify the loan portfolio, overall demand for working capital and equipment financing continued to be muted in the Bank’s primary market area in 2013.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentrations in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2013, approximately $294.4 million, or 52.5%, of the total commercial real estate loan portfolio of $560.2 million was to borrowers who secured the loan with owner occupied property.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the ongoing but diminished price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with the borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

Construction Loans.  The Bank’s construction and development lending and related risks have greatly diminished from prior periods.  The construction and development portfolio no longer dominates the Bank’s commercial real estate portfolio.  While outside data sources report a considerable rise in national homebuilder activity, the Bank’s construction lending is very limited in the current economic environment.  Loans in this category decreased from $42.2 million at December 31, 2012, to $29.4 million at December 31, 2013.  The Bank uses underwriting and construction loan guidelines to determine whether to issue loans to reputable contractors on build-to-suit or build out of existing borrower properties.

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

Construction development loans involve additional risks.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This generally involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and loan advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should the shift in local demand for housing that occurred in conjunction with stressed economic conditions become permanent.  The Bank addresses these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending.

Activity in this sector slowed considerably with the downward economic trends in real estate and other markets that the Company and the U.S. economy have experienced since 2008.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  The Bank periodically retains servicing rights for sold mortgages.  The periodic retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in portfolio by the Bank.  In light of lower residential property prices, residential mortgage purchase activity has reflected a moderate level of activity as purchasers initiate a purchase transaction at a near market bottom price while locking in a comparatively low mortgage rate.  Home equity lending has continued to slow in the past year but is still a meaningful portion of the Bank’s business.

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

Competition

The Company’s market area is highly competitive, and the Bank’s business and activities require us to compete with many other companies.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora's surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Aurora area or actively compete for customers within the Company's market area.  The Bank also faces competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company and may, as a result, have certain competitive advantages.

The Bank competes for loans principally through the quality of its client service and its responsiveness to client needs in addition to competing on interest rates and loan fees.  Management believes that its long-standing presence in the community and personal one-on-one service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers.  The Bank actively solicits deposit-related clients and competes for deposits by offering personal attention, competitive interest rates, and professional services made available through practiced bankers and multiple delivery channels that fit the needs of its market.

The Bank operated 27 branches in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage, and southwestern Cook County as of December 31, 2013.  As of June 30, 2013, the Bank was a deposit market leader in Kane and Kendall Counties, the Bank faced competition from 196 bank branches representing 42 different financial institutions (including us) according to the June 30, 2013, Federal Deposit Insurance Corporation (“FDIC”) share of deposit data.  The Bank’s branches in the remaining counties in which it operates face many of these same competitors as well as competition from other non-FDIC insured credit unions and financial service firms.  The financial services industry will continue to become more competitive as further technological advances enable more companies to provide expanded financial services without having a physical presence in our market.

Employees

At December 31, 2013, the Company employed 492 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company's employees are covered by collective bargaining agreements.

Internet

The Company maintains a corporate website at http://www.oldsecond.com.  The Company makes available free of charge on or through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the Company’s website.  The Company’s reports, proxy and informational statements and other information regarding the Company are available free of charge on the SEC’s website (www.sec.gov).  The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Executive Vice President and Chief Financial Officer, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

Forward-Looking Statements: This report may contain forward-looking statements.  Forward-looking statements are identifiable by the inclusion of such qualifications as expects, intends, believes, may, likely or other indications that the particular statements are not based upon facts but are rather based upon the Company’s beliefs as of the date of this release.  Actual events and results may differ significantly from those described in such forward-looking statements, due to changes in the economy, interest rates or other factors.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule”, subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and (x) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

The Company and Bank Required Capital Levels.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to the following minimum capital standards:

•                 A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others;

•                 A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%;

•                 For this purpose, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses; and

•                 Further, risk-weighted assets for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk-weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the OCC and Federal Reserve, in order to be “well-capitalized,” a banking organization, under current federal regulations, must maintain:

•           A leverage ratio of Tier 1 Capital to total assets of 5% or greater;

•           A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater; and

•           A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The OCC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

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

Prompt Corrective Action.  A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013, the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines.  As of December 31, 2013, the Bank exceeded the heightened regulatory capital ratios to which it had agreed.  As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for United States’ purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

United States Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies.  The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions.  Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

•                 A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•                 An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•                 A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•                 A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.  The required leverage ratio is not impacted by the conservation buffer.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk-weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects.  Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital.  This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company is currently evaluating whether it will make the opt-out election.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015.  However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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

Enforcement Action. On July 22, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “Reserve Bank”) that was terminated on January 17, 2014 (the “Written Agreement”).  Under the terms of the Written Agreement, the Company was required to, among other things: (i) fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) obtain the written approval of the Reserve Bank (and in certain cases, the Federal Reserve) prior to the declaration or payment of any dividends, the acceptance of dividends or any other form of capital distribution from the Bank, and the payment of principal, interest, or other sums on subordinated debentures or trust preferred securities; (iii) obtain the written approval of the Reserve Bank prior to incurring, increasing, or guaranteeing any debt, or repurchasing or redeeming any stock; (iv) develop, submit to the Reserve Bank, and implement a capital plan, and notify the Reserve Bank if any of the Company’s quarterly capital ratios fell below the minimum ratios set forth in the approved capital plan, along with a written plan to increase any applicable capital ratio to or above the approved minimum level; and (v) for each calendar year that the Written Agreement was in effect, submit to the Reserve Bank annual cash flow projections.  The Company was also required to submit certain reports to the Reserve Bank with respect to the foregoing requirements. Although the Written Agreement has been terminated, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its capital stock and incurring any additional indebtedness.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The Company does not currently operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies.  Events in the United States and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in item 11 of this Form 10-K.

Pursuant to the CPP, on January 16, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 73,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant to purchase 815,339 shares of the Company’s common stock for an aggregate purchase price of $73.0 million in cash.  During the fourth quarter of 2012, the Treasury announced the continuation of individual auctions of the CPP Preferred Stock and informed the Company that its Series B Preferred Stock would be auctioned.  Auctions for the Company’s Series B Preferred Stock were held in the first quarter of 2013.  As a result of the auctions, all of the shares of the Company’s Series B Preferred Stock were sold to third parties, including certain of the Company’s directors.  The warrant to purchase 815,339 shares of the Company’s common stock was also sold to a third party in a separate auction.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Although the Written Agreement has been terminated, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its capital stock and incurring any additional indebtedness.

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

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Enforcement Action.  On May 16, 2011, the Bank entered into a Consent Order with the OCC that was terminated on October 17, 2013 (the “Consent Order”).  Under the terms of the Consent Order, the Bank was required to, among other things: (i) adopt and adhere to a three-year written strategic plan that established objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in nonperforming assets and its product development; (ii) adopt and maintain a capital plan; (iii) by September 30, 2011, achieve and thereafter maintain a total risk-based capital ratio of at least 11.25% and a Tier 1 capital ratio of at least 8.75%; (iv) seek approval of the OCC prior to paying any dividends on its capital stock; (v) develop a program to reduce the Bank’s credit risk; (vi) obtain or update appraisals on certain loans secured by real estate; (vii) implement processes to ensure that real estate valuations conform to applicable standards; (viii) take certain actions related to credit and collateral exceptions; (ix) reaffirm the Bank’s liquidity risk management program; and (x) appoint a compliance committee of the Bank’s board of directors to help ensure the Bank’s compliance with the Consent Order.  The Bank was also required to submit certain reports to the OCC with respect to the foregoing requirements.  Even though the Consent Order has been terminated, the Bank is still subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighting of the Bank’s assets, developed by the OCC and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined the Bank should maintain a Tier 1 leverage ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds these thresholds.

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

Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated.  Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks to $250,000 per insured depositor.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%, which reflects the changes from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2013, the Bank paid supervisory assessments to the OCC totaling $809,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.

Insider Transactions.  The Bank is subject to restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards/Risk Management.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves.  Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLBC”), which serves as a central credit facility for its members. The FHLBC is funded primarily from proceeds from the sale of obligations of the FHLBC system. It makes loans to member banks in the form of FHLBC advances. All advances from the FHLBC are required to be fully collateralized as determined by the FHLBC.

Community Reinvestment Act Requirements.  The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of risk-based capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of risk-based capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s current loan portfolio, the Bank does not exceed these guidelines.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  Below are additional recent regulatory developments relating to consumer mortgage lending activities.  The Company does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

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

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Company’s business.

Servicing.  On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property.  The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.  The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014.  Bank management is continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Additional Constraints on the Company and Bank

Monetary Policy.  The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule.  In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHC Act to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•                 The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•                 The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•                 The banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company sold its TruPS CDOs in December of 2013, and, consequently, the Company does not believe that the Volcker Rule will have a material effect on the operations of the Company or the Bank going forward.  The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.  Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, the Bank, its customers or the financial industry more generally, cannot be determined.

GUIDE 3 STATISTICAL DATA REQUIREMENTS

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and

"Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Part II Items 7 and 8.  All dollars in the tables are expressed in thousands.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2013, 2012 and 2011

		2013			2012			2011
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest bearing deposits	$43,801	$108	0.24%	$48,820	$119	0.24%	$92,830	$230	0.24%
Federal funds sold	-	-	-	-	-	-	533	1	0.19
Securities:
Taxable	586,188	11,692	1.99	395,225	7,212	1.82	161,986	3,989	2.46
Non-taxable (tax equivalent)	14,616	904	6.19	10,350	640	6.18	13,220	749	5.67
Total securities	600,804	12,596	2.10	405,575	7,852	1.94	175,206	4,738	2.70
Dividends from FRB and FHLB stock	10,629	304	2.86	12,294	305	2.48	13,963	290	2.08
Loans and loans held-for-sale [1]	1,106,447	56,417	5.03	1,270,162	67,110	5.20	1,535,054	80,513	5.17
Total interest earning assets	1,761,681	69,425	3.90	1,736,851	75,386	4.28	1,817,586	85,772	4.66
Cash and due from banks	26,871	-	-	26,197	-	-	27,402	-	-
Allowance for loan losses	(35,504)	-	-	(45,047)	-	-	(69,471)	-	-
Other noninterest-bearing assets	209,640	-	-	232,624	-	-	239,947	-	-
Total assets	$1,962,688			$1,950,625			$2,015,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$290,998	$255	0.09	$274,299	$270	0.10	$264,470	$422	0.16
Money market accounts	318,343	443	0.14	314,363	576	0.18	295,212	835	0.28
Savings accounts	226,404	161	0.07	211,632	216	0.10	191,857	322	0.17
Time deposits	493,855	6,774	1.37	552,489	8,809	1.59	701,189	14,478	2.06
Total interest bearing deposits	1,329,600	7,633	0.57	1,352,783	9,871	0.73	1,452,728	16,057	1.11
Securities sold under repurchase agreements	23,313	3	0.01	4,826	2	0.04	1,957	1	0.05
Other short-term borrowings	15,849	25	0.16	12,268	17	0.14	2,742	-	-
Junior subordinated debentures	58,378	5,298	9.08	58,378	4,925	8.44	58,378	4,577	7.84
Subordinated debt	45,000	811	1.78	45,000	903	1.97	45,000	822	1.80
Notes payable and other borrowings	500	16	3.16	500	17	3.34	500	16	3.16
Total interest bearing liabilities	1,472,640	13,786	0.94	1,473,755	15,735	1.07	1,561,305	21,473	1.37
Noninterest bearing deposits	362,871	-	-	377,624	-	-	354,196	-	-
Accrued interest and other liabilities	36,063	-	-	27,285	-	-	20,238	-	-
Stockholders’ equity	91,114	-	-	71,961	-	-	79,725	-	-
Total liabilities and stockholders’ equity	$1,962,688			$1,950,625			$2,015,464
Net interest income (tax equivalent)		$55,639			$59,651			$64,299
Net interest income (tax equivalent) to total earning assets			3.16%			3.43%			3.54%
Interest bearing liabilities to earnings assets	83.59%			84.85%			85.90%

1.  Interest income from loans  is shown tax equivalent as discussed below and includes fees of $2,547, $2,111 and $2,194 for 2013, 2012 and 2011, respectively. Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2013	2012	2011
Interest income (GAAP)	$69,040	$75,081	$85,423
Taxable equivalent adjustment - loans	68	81	87
Taxable equivalent adjustment - securities	317	224	262
Interest income (TE)	69,425	75,386	85,772
Less: interest expense (GAAP)	13,786	15,735	21,473
Net interest income (TE)	$55,639	$59,651	$64,299
Net interest income (GAAP)	$55,254	$59,346	$63,950
Net interest income to total interest earning assets	3.14%	3.42%	3.52%
Net interest income to total interest earning assets (TE)	3.16%	3.43%	3.54%

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

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change

EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$(13)	$2	$(11)	$(107)	$(4)	$(111)
Federal funds sold	-	-	-	-	(1)	(1)
Securities:
Taxable	3,756	724	4,480	3,930	(707)	3,223
Tax-exempt	264	0	264	(188)	79	(109)
Dividends from FRB and FHLB Stock	8	(9)	(1)	(24)	39	15
Loans and loans held-for-sale	(8,550)	(2,143)	(10,693)	(13,771)	368	(13,403)
TOTAL EARNING ASSETS	(4,535)	(1,426)	(5,961)	(10,160)	(226)	(10,386)

INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	19	(34)	(15)	16	(168)	(152)
Money market accounts	7	(140)	(133)	58	(317)	(259)
Savings accounts	16	(71)	(55)	38	(144)	(106)
Time deposits	(878)	(1,157)	(2,035)	(2,733)	(2,936)	(5,669)
Securities sold under repurchase agreements	1	-	1	1	-	1
Other short-term borrowings	5	3	8	-	17	17
Junior subordinated debentures	-	373	373	-	348	348
Subordinated debt	-	(92)	(92)	-	81	81
Notes payable and other borrowings	-	(1)	(1)	-	1	1
INTEREST BEARING LIABILITIES	(830)	(1,119)	(1,949)	(2,620)	(3,118)	(5,738)
NET INTEREST INCOME	$(3,705)	$(307)	$(4,012)	$(7,540)	$2,892	$(4,648)

II.        Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31 of each year indicated:

Securities Portfolio Composition

	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities Available-For-Sale
U.S. Treasury	$1,549	$1,544	$1,500	$1,507	$1,501	$1,524
U.S. government agencies	1,738	1,672	49,848	49,850	43,112	43,398
U.S. government agency mortgage-backed	-	-	127,716	128,738	152,473	154,007
States and political subdivisions	16,382	16,794	14,639	15,855	12,152	13,809
Corporate bonds	15,733	15,102	36,355	36,886	32,357	31,389
Collateralized mortgage obligations	66,766	63,876	168,795	169,600	25,616	25,122
Asset-backed securities	274,118	273,203	165,347	167,493	28,755	28,341
Collateralized debt obligations	-	-	17,941	9,957	17,892	9,974
Total Securities Available-For-Sale	$376,286	$372,191	$582,141	$579,886	$313,858	$307,564

Held-To-Maturity
U.S. government agency mortgage-backed	$35,268	$35,240	$-	$-	$-	$-
Collateralized mortgage obligations	221,303	219,088	-	-	-	-
Total Held-To-Maturity	$256,571	$254,328	$-	$-	$-	$-

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the FHLB, which are not backed by the full faith and credit of the U.S. government.

Securities Portfolio Maturity and Yields

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2013:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-For-Sale
U.S. Treasury	$-	-	$1,544	0.40%	$-	-	$-	-	$1,544	0.40%
U.S. government agencies	-	-	-	-	1,672	3.14%	-	0.00%	1,672	3.14%
States and political subdivisions	485	4.45%	3,479	4.70%	7,331	3.33%	5,499	4.37%	16,794	3.98%
Corporate bonds	300	2.17%	-	-	13,646	3.19%	1,156	4.41%	15,102	3.26%
	785	3.58%	5,023	3.38%	22,649	3.23%	6,655	4.38%	35,112	3.48%
Mortgage-backed securities and collateralized mortgage obligations									63,876	2.53%
Asset-backed securities									273,203	1.70%
Total Securities Available-For-Sale	$785	3.58%	$5,023	3.38%	$22,649	3.23%	$6,655	4.38%	$372,191	2.01%

Held-To-Maturity
Mortgage-backed securities and collateralized mortgage obligations									256,571	3.06%
Total Held-To-Maturity	$-	0.00%	$-	0.00%	$-	0.00%	$-	0.00%	$256,571	3.06%

As of December 31, 2013, net unrealized losses on available-for-sale securities and net losses not accreted on securities transferred from available-for-sale to held-to-maturity in the year of $11,965,000, offset by deferred income taxes of $4,927,000 results in an overall reduction to equity capital of $7,038,000.  As of December 31, 2012, net unrealized losses of $2,255,000, offset by deferred income taxes of $928,000, results in an overall reduction to equity capital of $1,327,000.  At December 31, 2013, there were four issuers where the book value of the Company’s holdings were greater than 10% of stockholders’ equity.

Issuers of Securities with an aggregate book value greater than 10% of stockholders equity at December 31, 2013.

	December 31, 2013
	Book	Fair
Issuer	Value	Value

Access Group	$24,220	$24,962
Northstar Education Finance	95,320	96,327
GCO Education Loan Funding Corp	39,664	38,085
Credit Suisse	28,872	26,319

III.       Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31 for the years indicated:

	2013	2012	2011	2010	2009
Commercial	$95,211	$87,136	$98,241	$173,718	$206,779
Real estate - commercial	560,233	579,687	704,415	821,101	925,013
Real estate - construction	29,351	42,167	70,919	129,601	273,719
Real estate - residential	389,931	414,141	477,196	556,609	642,335
Consumer	3,040	3,414	4,172	5,587	10,447
Overdraft	628	994	457	739	830
Lease Financing Receivables	10,069	6,060	2,087	2,774	3,703
Other	12,793	16,451	11,498	N/A	N/A
Gross loans	1,101,256	1,150,050	1,368,985	1,690,129	2,062,826
Allowance for loan losses	(27,281)	(38,597)	(51,997)	(76,308)	(64,540)
Loans, net	$1,073,975	$1,111,453	$1,316,988	$1,613,821	$1,998,286

The above loan totals include deferred loan fees and costs.

Maturity and Rate Sensitivity Of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2013:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$36,900	$20,968	$25,552	$9,572	$2,219	$95,211
Real estate - commercial	84,479	302,273	32,681	109,658	31,142	560,233
Real estate - construction	10,252	16,168	840	326	1,765	29,351
Real estate - residential	45,170	62,844	73,287	45,092	163,538	389,931
Consumer	353	1,134	1,413	67	73	3,040
Overdraft	628	-	-	-	-	628
Lease financing receivables	35	9,961	-	73	-	10,069
Other	822	6,848	4,751	372	-	12,793
Total	$178,639	$420,196	$138,524	$165,160	$198,737	$1,101,256

The above loan total includes deferred loan fees and costs; column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 89.0% and 90.1% of the portfolio at December 31, 2013, and 2012, respectively.  The Company had no concentration of loans exceeding 10% of total loans, which were not otherwise disclosed as a category of loans at December 31, 2013.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31, of the years indicated:

	2013	2012	2011	2010	2009
Nonaccrual loans	$38,911	$77,519	$126,786	$212,225	$174,978
Nonperforming Troubled debt restructured loans accruing interest	796	4,987	11,839	15,637	14,171
Loans past due 90 days or more and still accruing interest	87	89	318	1,013	561
Total nonperforming loans	39,794	82,595	138,943	228,875	189,710
Other real estate owned	41,537	72,423	93,290	75,613	40,200
Receivable from foreclosed loan participation	-	-	-	-	1,505
Receivable from swap terminations	-	-	-	3,520	-
Total nonperforming assets	$81,331	$ 155,018	$232,233	$308,008	$231,415

OREO as % of nonperforming assets	51.1%	46.7%	40.2%	24.5%	17.4%

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $333,000 and $813,000 was recorded and collected during 2013 and 2012, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2013 and 2012, had these loans been on an accrual basis throughout the year, was approximately $2,953,000 and $6,488,000, respectively.  As of December 31, 2013, and 2012, there were $4,837,000 and $5,441,000 respectively in restructured residential mortgage loans that were still accruing interest based upon their prior performance history.  Additionally, the nonaccrual loans above include $5,567,000 and $11,505,000 in restructured loans for the period ending December 31, 2013, and 2012, respectively.

Potential Problem Loans

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled board of directors meetings of the Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as Substandard include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention.

Management defines potential problem loans as performing loans rated Substandard, that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 4 to the Financial Statements.

IV.       Summary of Loan Loss Experience

Analysis of Allowance For Loan Losses

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2013	2012	2011	2010	2009
Average total loans (exclusive of loans held-for-sale)	$1,102,197	$1,263,172	$1,527,311	$1,900,604	$2,206,189

Allowance at beginning of year	38,597	51,997	76,308	64,540	41,271
Charge-offs:
Commercial	316	344	366	2,247	3,493
Real estate - commercial	2,985	13,508	19,576	29,665	4,148
Real estate - construction	1,014	4,969	10,430	39,321	60,173
Real estate - residential	6,293	8,406	10,229	13,216	6,238
Consumer and other loans	597	638	568	560	926
Total charge-offs	11,205	27,865	41,169	85,009	74,978
Recoveries:
Commercial	119	115	173	320	22
Real estate - commercial	5,325	3,576	3,947	900	-
Real estate - construction	1,266	3,420	1,262	3,674	1,123
Real estate - residential	1,221	583	1,807	1,799	47
Consumer and other loans	508	487	782	416	340
Total recoveries	8,439	8,181	7,971	7,109	1,532
Net charge-offs	2,766	19,684	33,198	77,900	73,446
Provision for loan losses	(8,550)	6,284	8,887	89,668	96,715
Allowance at end of year	$27,281	$38,597	$51,997	$76,308	$64,540

Net charge-offs to average loans	0.25%	1.56%	2.17%	4.10%	3.33%
Allowance at year end to average loans	2.48%	3.06%	3.40%	4.01%	2.93%

The provision for loan losses is based upon management’s estimate of losses inherent in the portfolio and its evaluation of the adequacy of the allowance for loan losses.  Factors which influence management’s judgment in estimating loan losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans and other credit risk considerations that, in management’s judgment, deserve evaluation in estimating loan losses.  The Company has consistently followed GAAP and regulatory guidance in all calculation methodologies with no significant criticism of those methodologies from outside third party evaluations.

Allocation of the Allowance For Loan Losses

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance at December 31 of the years indicated:

	2013		2012		2011		2010		2009
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$2,250	8.6%	$4,517	7.6%	$5,070	7.2%	$6,764	10.3%	$4,547	10.0%
Real estate - commercial	16,763	50.9%	20,100	50.4%	30,770	51.5%	42,242	48.5%	24,598	44.8%
Real estate - construction	1,980	2.7%	3,837	3.7%	7,937	5.2%	18,344	7.7%	29,895	13.3%
Real estate - residential	2,837	35.4%	4,535	36.0%	6,335	34.9%	6,999	33.0%	3,770	31.2%
Consumer	1,439	0.3%	1,178	0.3%	884	0.3%	880	0.3%	703	0.5%
Lease financing receivables	-	0.9%	-	0.1%	-	0.1%	-	0.2%	-	0.2%
Unallocated	2,012	1.2%	4,430	1.9%	1,001	0.8%	1,079	-	1,027	-
Total	$27,281	100.0%	$38,597	100.0%	$51,997	100.0%	$76,308	100.0%	$64,540	100.0%

The allowance for loan losses is a valuation allowance for loan losses, increased by the provision for loan losses and decreased by both loan loss reserve releases ($8.6 million loan loss reserve release in 2013) and charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the allowance for loan losses.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement and that the Company is in full compliance with the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of our Audit Committee.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.  However, there can be no assurance that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

V.        Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31 of the years indicated:

	2013	2012
3 months or less	$24,415	$20,701
Over 3 months through 6 months	21,137	15,594
Over 6 months through 12 months	77,718	52,609
Over 12 months	60,824	103,044
	$184,094	$191,948

YTD Average Balances and Interest Rates

	2013		2012
	Average Balance	Rate	Average Balance	Rate
Noninterest bearing demand	$362,871	-	$377,624	-
Interest bearing:
NOW and money market	609,341	0.12%	588,662	0.14%
Savings	226,404	0.07%	211,632	0.10%
Time	493,855	1.37%	552,489	1.59%
Total deposits	$1,692,471		$1,730,407

VI.       Return on Equity and Assets

The following table presents selected financial ratios as of December 31 for the years indicated:

	2013	2012
Return on average total assets	4.18%	0.00%
Return on average equity	90.09%	(0.10%)
Average equity to average assets	4.64%	3.69%
Dividend payout ratio	0.00%	0.00%

VII.     Short-Term Borrowings

There were no categories of short-term borrowings having an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2013.

Item 1.A.  Risk Factors

RISK FACTORS

The material risks that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company’s securities, you should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known or currently deemed immaterial also may have a material adverse effect on the Company’s results of operations and financial condition. If any of the following risks actually occur, the Company’s results of operations and financial condition could suffer, possibly materially. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Relating to the Company’s Business

The Company has incurred net losses in the past and cannot ensure that the Company will not incur further net losses in the future.

Although the Company reported net income of $82.1 million for 2013, the Company incurred a net loss of $72,000 for 2012 and $6.5 million for 2011 as well as a net loss of $108.6 million for 2010. Despite a general improvement in the overall economy and the real estate market, the economic environment remains challenging and the stability of the real estate market is uncertain, and the Company cannot ensure it will not incur future losses. Any future losses may affect its ability to meet its expenses or raise additional capital and may delay the time in which the Company can resume dividend payments on its common stock.  In addition, future losses may cause the Company to re-establish a valuation allowance against its deferred tax assets.  Furthermore, any future losses would likely cause a decline in its holding company regulatory capital ratios, which could materially and adversely affect its financial condition, liquidity and results of operations.

Nonperforming assets take significant time to resolve, adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.

At December 31, 2013, its nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and its nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below (in millions):

	12/31/2013	12/31/2012	% Change
Nonperforming loans	$39.8	$82.6	(51.8)%
OREO	41.5	72.4	(42.7)%
Nonperforming assets	$81.3	$155.0	(47.5)%

The Company’s nonperforming assets adversely affect its net income in various ways.  For example, the Company does not accrue interest income on nonaccrual loans and OREO may have expenses in excess of lease revenues collected, thereby adversely affecting its income and returns on assets and equity.  The Company’s loan administration costs also increase because of its nonperforming assets.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  While the Company has made significant progress in reducing its nonperforming assets, there is no assurance that it will not experience increases in nonperforming assets in the future, or that its nonperforming assets will not result in further losses in the future.

The Company’s loan portfolio is concentrated heavily in commercial and residential real estate loans, including construction loans, which involve risks specific to real estate values and the real estate markets in general, all of which have been experiencing significant weakness.

The Company’s loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company operates in areas that saw rapid growth between 2000 and 2007, real estate lending of all types is a significant portion of its loan portfolio.  Total real estate lending is still, excluding deferred fees, at $979.8 million, or approximately 89.0% of the Company’s December 31, 2013, loan portfolio.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in its market area could increase the credit risk associated with the Company’s real estate loan portfolio.

The effects of ongoing real estate challenges, combined with the ongoing correction in commercial and residential real estate market prices and reduced levels of home sales, have adversely affected the Company’s real estate loan portfolio and have the potential to further adversely affect such portfolio in several ways, each of which could further adversely impact its financial condition and results of operations.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from fair value appraisals of loan collateral and OREO and could negatively impact the Company’s operating performance.

Many of the Company’s nonperforming real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the successful operation of the property securing the loan. For collateral-dependent loans, the Company estimates the value of the loan based on appraised value of the underlying collateral less costs to sell. The Company’s OREO portfolio consists of properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.  OREO is recorded at the lower of the recorded investment in the loans for which property served as collateral or estimated fair value, less estimated selling costs.  In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed.  Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

A return of recessionary conditions could result in increases in the Company’s level of nonperforming loans and/or reduced demand for the Company’s products and services, which could lead to lower revenue, higher loan losses and lower earnings.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does business, the value of its loans and investments and its ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and increased unemployment or underemployment levels may result in higher than expected loan delinquencies, increases in the Company’s levels of nonperforming and classified assets and a decline in demand for its products and services. These negative events may cause the Company to incur losses and may adversely affect its capital, liquidity and financial condition.

The Company’s allowance for loan losses may be insufficient to absorb potential losses in the Company’s loan portfolio.

The Company maintains an allowance for loan losses at a level the Company believes adequate to absorb estimated losses inherent in its existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for December 31, 2012, and December 31, 2013, included an amount reserved for other not specifically identified risk factors.  Although improving, continued difficult economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

While the Company had a loan loss reserve release in 2013, its provision for loan losses has been elevated during the last several years and the Bank may be required to make increases in the provision for loan losses and to charge-off additional loans in the future.

For the years ended December 31, 2013, and 2012, the Company recorded a loan loss reserve release of $8.6 million and a provision for loan losses of $6.3 million, respectively. The Company also recorded net loan charge-offs of $2.8 million and $19.7 million for the years ended December 31, 2013, and 2012, respectively. The Company’s nonperforming assets totaled $81.3 million, or 4.1% of total assets, at December 31, 2013. Additionally, classified assets were $103.8 million at December 31, 2013. If the economy and/or the real estate market continue to weaken, more of the Company’s classified assets may become nonperforming and the Company may be required to take additional provisions to increase its allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on its results of operations. The Company maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety. The Company believes that its allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in its loan portfolio as of the corresponding balance sheet date. However, the Company’s allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially adversely affect its operating results.

The size of the Company’s loan portfolio has declined in recent periods, and, if the Company is unable to return to loan growth, its profitability may be adversely affected.

Since December 31, 2010, the Company’s gross loans held for investment have declined by 34.8% while its total assets have declined by 5.6%. During this period, the Company was managing its balance sheet composition to manage its capital levels and position the Bank to meet and exceed its targeted capital levels. Management’s efforts have reduced the Company’s nonperforming assets by 73.6% over this same period. Among other things, the Company’s current strategic plan calls for continued reductions in the amount of its nonperforming assets and returning to growth in its loan portfolio to improve its net interest margin and profitability. The Company’s ability to increase profitability in accordance with this plan will depend on a variety of factors, including its ability to originate attractive new lending relationships. While the Company believes it has the management resources and lending staff in place to successfully achieve its strategic plan, if the Company is unable to increase the size of its loan portfolio, its strategic plan may not be successful and its profitability may be adversely affected.

The Company’s business is concentrated in and dependent upon the welfare of several counties in

Illinois specifically and the State of Illinois generally.

The Company’s primary market area is Aurora, Illinois, and surrounding communities as well as southwestern Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois, and, as a result, the Company’s financial condition, results of operations and cash flows are subject to changes and fluctuations in the economic conditions in those areas.  The Company has developed a strong presence in the communities it serves, with a particular concentration in Aurora, Illinois, and surrounding communities.

The communities that the Company serves grew rapidly over the past decade, and the Company intends to continue concentrating its business efforts in these communities.  The Company’s future success is largely dependent upon the overall economic health of these communities.  However, since late 2007, the U.S. economy has generally experienced difficult economic conditions, and the State of Illinois’ financial condition continues to be among the most troubled of any state in the United States with both unemployment rates and foreclosure rates among the ten worst in the United States.  Weak economic conditions are characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity.  All of those factors are generally detrimental to the Company’s business.  If the overall economic conditions fail to significantly improve or decline further, particularly within the Company’s primary market areas, the Company could experience a lack of demand for its products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures.  Moreover, because of the Company’s geographic concentration, it is less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

Similarly, the Company has credit exposure to entities or in industries that could be impacted by the continued financial difficulties at the state level.  Exposure to health care, construction and social services organizations has been reviewed to evaluate credit impact from a possible reorganization of state finances.  Credit downgrades, partial charge-offs and specific reserves could develop in this exposure with resulting impact on the Company’s financial condition if the State of Illinois encounters more severe payment issuance capabilities.

The repeal of federal prohibitions on payment of interest on business demand deposits could increase the Company’s interest expense and have a material adverse effect on the Company.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act.  As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers.  If competitive pressures require the Company to pay interest on these demand deposits to attract and retain business customers, the Company’s interest expense would increase and its net interest margin would decrease.  This could have a material adverse effect on the Company.  Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

The Company operates in a highly competitive industry and market area and may not be able to continue to effectively compete.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  The Company’s competitors primarily include national and regional banks as well as community banks within the markets the Company serves.  The Company also faces competition from savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries.  For example, in Kane and Kendall counties, the Bank faced competition from 196 bank branches representing 42 different financial institutions (including the Company) according to the June 30, 2013, FDIC share of deposit data.  The financial services industry could become even more competitive as a result of legislative and regulatory changes.  Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer the wide spectrum of financial services to many customer segments.  Many large scale competitors can leverage economies of scale and be able to offer better pricing for products and services compared to what the Company can offer.

The Company’s ability to compete successfully depends on developing and maintaining long-term customer relationships, offering community banking services with features and pricing in line with customer interests and expectations, consistently achieving outstanding levels of customer service and adapting to many and frequent changes in banking as well as local or regional economies.  Failure to excel in these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability. These weaknesses could have a significant negative impact on the Company’s business, financial condition, and results of operations.

The Company is a community bank and its ability to maintain its reputation is critical to the success of its business and the failure to do so may materially adversely affect its performance.

The Company is a community bank, and its reputation is one of the most valuable components of its business. As such, the Company strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring and retaining employees who share the Company’s core values: being an integral part of the communities the Company serves; delivering superior service to the Company’s customers; and caring about the Company’s customers and associates. If the Company’s reputation is negatively affected, by the actions of its employees or otherwise, its business and operating results may be adversely affected.

The Company is subject to interest rate risk, and a change in interest rates could have a negative effect on its net income.

The Company’s earnings and cash flows are largely dependent upon the Company’s net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, the Company’s competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest the Company earns on loans and securities and the amount of interest it incurs on deposits and borrowings. Such changes could also affect the Company’s ability to originate loans and obtain deposits as well as the average duration of the Company’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect the Company’s business, financial condition and results of operations.

The policies of the Federal Reserve also have a significant impact on the Company.  Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments the Company holds and the ability of borrowers to repay their loans, which could have a material adverse effect on the Company.

If the Company fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, its financial condition, liquidity and results of operations, as well as its ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank must meet minimum regulatory capital requirements and maintain sufficient liquidity.  The Company also faces significant capital and other regulatory requirements as a financial institution.  The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the economy and capital markets, and a number of other factors – including investor perceptions regarding the Company, banking industry and market condition, and governmental activities – many of which are outside the Company’s control, and on the Company’s financial condition and performance.  Accordingly, the Company cannot assure you that it will be able to raise additional capital if needed or on terms acceptable to the Company.  If the Company fails to meet these capital and other regulatory requirements, its financial condition, liquidity and results of operations could be materially and adversely affected.

The Company could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  The Company seeks to ensure that its funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  If the Company becomes unable to obtain funds when needed, it could have a material adverse effect on its business, financial condition and results of operations.

Loss of customer deposits due to increased competition could increase the Company’s funding costs.

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

The Company depends on the accuracy and completeness of information about customers and counterparties.

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

The Company’s available-for-sale securities are carried at fair value.  Accounting standards require the Company to categorize these securities according to a fair value hierarchy.  As of December 31, 2013, approximately 0.4% of the Company’s available-for-sale securities were categorized in Level 1 of the fair value hierarchy (meaning that the fair values were based on quoted market prices).  Approximately, 58% of the Company’s available-for-sale securities were categorized in Level 2 of the fair value hierarchy.  The remaining securities were categorized as Level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment).  The Company’s held-to-maturity securities are carried at amortized cost.

The determination of fair value for securities categorized in Level 3 involves significant judgment due to the complexity of the factors contributing to the valuation, many of which are not readily observable in the market.  The market disruptions since 2007 and the resulting fluctuations in fair value have made the valuation process even more difficult and subjective.

The Company may be materially and adversely affected by the highly regulated environment in which the Company operates.

The Company is subject to extensive federal and state regulation, supervision and examination.  Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than the Company’s stockholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things.

As a bank holding company, the Company is subject to extensive regulation and supervision and undergo periodic examinations by its regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company.  Although the Company has policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

Although a more detailed description of the primary federal and state banking laws and regulations that affect the Company are described in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of the Company’s business activities and may change certain of its business practices, including its ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect its business, financial condition and results of operations.

It is possible that the Company may have to re-establish a valuation allowance with respect to its deferred tax assets, which could negatively affect the Company’s ability to utilize its deferred tax assets in the future.

In the third quarter of 2013, the Company reported net income of $72.9 million, which included a $70.0 million benefit from the reversal of the vast majority of its valuation allowance against its deferred tax assets. Deferred tax assets represent the tax effect of the difference between the book and tax basis of the Company’s assets and liabilities and are assessed periodically by management to determine if they are realizable. Factors in management’s determination of whether the deferred tax assets are realizable include the Company’s performance, including the ability to generate taxable net income. If, based on available information, it is more likely than not that the deferred tax assets will not be realized in any subsequent period, then a valuation allowance must be established with a corresponding charge to income tax expense. Consequently, although the Company reversed the vast majority of the valuation allowance against its deferred tax assets in the third quarter of 2013, future facts and circumstances may require the Company to re-establish a valuation allowance. Charges to re-establish a valuation allowance with respect to the Company’s deferred tax assets could have a material adverse effect on its financial condition and results of operations.

The Company and its subsidiaries may not be able to realize the benefit of the remaining deferred tax assets.

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carrybacks or carryforwards to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.  While a significant portion of the Company’s previously fully reserved deferred tax assets were recovered in 2013, the remaining deferred tax assets may not be recoverable resulting in an adverse impact on the Company’s earnings and stockholders’ equity.

The Company and its subsidiaries could become subject to claims and litigation pertaining to the Company’s or the Bank’s fiduciary responsibility.

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

The Company is a bank holding company and the sources of funds available to the Company to meet its obligations are limited.

The Company is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividend and interest obligations, expenses and to meet debt service requirements is derived primarily from dividends received from the Bank. The Company has not received dividends from the Bank since 2010 and future dividend payments by the Bank to the Company will require generation of future earnings by the Bank and are subject to certain regulatory guidelines and approval requirements. If the Bank is unable to pay dividends to the Company, the Company may not have the resources or cash flow to meet all of its obligations.

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-incident (such as unauthorized access to the Company’s systems).  Cyber-incidents can result from deliberate attacks or unintentional events, including (i) gaining unauthorized access to automated systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruptions, (ii) causing denial of service attacks on websites, or (iii) intelligence gathering and social engineering aim at obtaining information.  Applying guidance from FFIEC, the Company has identified security risks and employs risk mitigation controls.  Following a layered security approach, this program has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  Additionally, the Company has instituted a comprehensive Vendor Management Program that allows the Company to expand its control over how and where Company information assets are stored.

Management believes that a strong foundational security structure has been established but can make no assurances that such structure will be sufficient to prevent cyber-incidents.  The Company will continue to work with state and federal cybercrime organizations to stay abreast of continuously evolving threats.  An annual risk assessment of information technology has been and will be prepared by the Company’s information technology group for presentation to the Company’s board of directors.  The Company also assessed vendors who may store any of our data externally, and the Company believes such outside vendors have established sufficient security procedures.  Last, the Company has established and will continue to develop a security awareness program for its customers as well as all Company employees.  The occurrence of an operational interruption or a deficiency in the cyber-security of the Company’s technology systems (internal or outsourced) could negatively impact the Company’s financial condition or results of operations.

The Company is dependent upon outside third parties for the processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions.  In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company.  These systems include, but are not limited to, general ledger, payroll, wealth management record keeping, and securities portfolio management.  While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and institutes its own user controls, the Company must rely on the continued maintenance of the performance controls by the outside party, including safeguards over the security of customer data.  In addition, the Company backups of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  Such disruption or breach of security may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and its subsidiaries are defendants in a variety of litigation and other actions.

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

The Written Agreement with the Federal Reserve included restrictions on the Company’s payment of dividends on its common stock.  Although the Written Agreement was terminated in January 2014, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its common stock.

In addition, the Federal Reserve has issued Federal Reserve Supervision and Regulation Letter SR-09-4, which requires bank holding companies to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.  Under this regulation, if the Company experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends.  In this event, there can be no assurance that the Company’s regulators will approve the payment of such dividends.  In addition, as a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”).  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Holders of the Company’s common stock are also only entitled to receive such dividends as the Company’s board of directors may declare out of funds legally available for such payments.  The Company is currently prohibited from paying any cash dividends, and even when such prohibitions end, there are restrictions on its ability to make cash dividends that will likely continue to materially limit its ability to pay cash dividends and cannot make assurances of when it may pay cash dividends in the future.

Finally, the Company is also currently deferring the regularly scheduled quarterly payments on its outstanding trust preferred securities and its outstanding shares of Series B Preferred Stock and is prohibited from paying any cash dividends on its common stock until all unpaid dividends and distributions on such senior securities have been paid in full.

The Company has deferred interest payments on its junior subordinated debentures and dividends on the Series B Preferred Stock, and the failure to resume payments may adversely affect the Company and the stockholders.

In the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (collectively, the “Trust Preferred Securities”).  Because of the deferral on the junior subordinated debentures, the trusts have deferred regularly scheduled dividends on the Trust Preferred Securities.  The total accumulated interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments totaled $17.0 million at December 31, 2013.

On August 31, 2010, the Company also announced that it elected to defer quarterly cash dividends on its Series B Preferred Stock.  Dividend payments on the Series B Preferred Stock may be deferred without default but the dividends are cumulative. The dividend rate on the Series B Preferred Stock is 5% per annum through February 2014 and 9% per annum thereafter. In addition, following Treasury’s auction of the Series B Preferred Stock in the first quarter of 2013, the Company elected to stop accruing the dividend on the Series B Preferred Stock. Given the discount reflected in the results of the auction, the Company believed that the Company would likely be able to repurchase the Series B Preferred Stock at a price less than the face amount of the Series B Preferred Stock plus unpaid dividends. Although the Company has stopped accruing the dividend, dividends on the Series B Preferred Stock have continued to accumulate and the Company can make no assurances that it will not be required to pay all unpaid dividends on the Series B Preferred Stock. As of December 31, 2013, the accumulated and unpaid Series B Preferred Stock dividends totaled $13.3 million.

The Company is allowed to defer payments of interest for 20 quarterly periods on the Trust Preferred Securities without default or penalty, but such amounts will continue to accumulate. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock. The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends on or repurchasing its common stock while Series B Preferred Stock dividends are in arrears.

The holders of the Company’s debt have rights that are senior to those of its stockholders.

The Company currently has a $45.5 million credit facility with a correspondent lender, which includes $45.0 million of subordinated debt and $500,000 in term debt.  As of December 31, 2013, the $45.0 million in principal of subordinated debt and the $500,000 in principal of term debt were outstanding.  The term debt and subordinated debt mature on March 31, 2018.  The term debt portion of the senior debt is secured by all of the capital stock of the Bank.  As of December 31, 2013, the Company was out of compliance with the financial covenant in the agreement governing the credit facility regarding the level of nonperforming loans to the Bank’s Tier 1 capital and, as a result, were in default on the $500,000 in term debt currently outstanding under the senior debt portion of the credit facility. As a result of the Company’s default under the term debt, it is possible that its lender could seek to accelerate the $500,000 outstanding on the term debt and, if the Company is unable to pay such amount, seek to recover on its secured interest in the capital stock of the Bank.  In addition, as of December 31, 2013, the Company also had $58.4 million in junior subordinated debentures related to the Trust Preferred Securities outstanding.  Payments of the principal and interest on the Trust Preferred Securities are conditionally guaranteed by the Company to the extent the trusts have funds available for such obligations.

The rights of the holders of the Company’s senior debt, subordinated debt and junior subordinated debentures are senior to the shares of its common stock and preferred stock.  As a result, the Company must make payments on its senior debt, subordinated debt and junior subordinated debentures (and the related Trust Preferred Securities) before any dividends can be paid on its common stock or preferred stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Company’s senior debt, subordinated debt and junior subordinated debentures must be satisfied before any distributions can be made to its common stockholders.

The holders of the Company’s preferred stock have rights that are senior to those of its common stockholders.

In January 2009, the Company issued and sold 73,000 shares of Series B Preferred Stock, which ranks senior to its common stock in the payment of dividends and on liquidation, to the Treasury in connection with the CCP (together with the warrant to acquire 815,339 shares of the Company’s common stock) for $73.0 million.  During the first quarter of 2013, Treasury sold all of Series B Preferred Stock to third party investors, including certain of the Company’s directors, in a public auction.  In the event of the Company’s bankruptcy, dissolution, or liquidation, the holders of the Series B Preferred Stock will receive distributions of its available assets prior to the holders of its common stock but after the holders of its senior debt, subordinated debt and junior subordinated debentures.

The trading volumes in the Company’s common stock may not provide adequate liquidity for investors.

Shares of the Company’s common stock are listed on The Nasdaq Global Select Market (“Nasdaq”); however, the average daily trading volume in its common stock is less than that of most larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control.  A capital offering is likely to positively impact the liquidity in the Company’s common stock; however, the Company cannot be sure this expectation will materialize. Given the current daily average trading volume of the Company’s common stock, if there is no change in liquidity as a result of this offering, significant sales of the Company’s common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of the Company’s stock.

The trading price of the Company’s common stock may be subject to continued significant fluctuations and volatility.

The market price of the Company’s common stock could be subject to significant fluctuations due to, among other things:

•                     actual or anticipated quarterly fluctuations in its operating and financial results, particularly if such results vary from the expectations of management, securities analysts and investors, including with respect to further loan losses the Company may incur;

•                     announcements regarding significant transactions in which the Company may engage, including this offering;

•                     market assessments regarding such transactions, including the timing, terms and likelihood of success of this offering;

•                     changes or perceived changes in its operations or business prospects;

•                     legislative or regulatory changes affecting its industry generally or its businesses and operations;

•                     the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Illinois, and the pace of any such stabilization and recovery;

•                     the operating and share price performance of companies that investors consider to be comparable to the Company;

•                     future offerings by the Company of debt, preferred stock or trust preferred securities, each of which would be senior to its common stock upon liquidation and for purposes of dividend distributions;

•                     actions of its current shareholders, including future sales of common stock by existing shareholders and its directors and executive officers; and

•                     other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general, and the Company’s common stock in particular, have experienced significant volatility since 2007 and continue to experience significant price and volume volatility. As a result, the market price of the Company’s common stock may continue to be subject to similar market fluctuations that may or may not be related to its operating performance or prospects. Increased volatility could result in a decline in the market price of the Company’s common stock.

Holders of the Series B Preferred Stock have certain voting rights that may adversely affect the Company’s common stock holders, and the holders of the Series B Preferred Stock may have interests different from the Company’s common shareholders.

As a consequence of missing the sixth dividend payment on the Series B Preferred Stock, Treasury had the right to appoint two directors to the Company’s board of directors until all unpaid dividends have been paid. Treasury exercised its right and appointed one director, Mr. Duane Suits, to the Company’s board of directors during the fourth quarter of 2012. In addition to holding a seat on the board of directors, the holders of the Series B Preferred Stock have limited voting rights, except as required by law or to the extent such rights are waived. For as long as shares of the Series B Preferred Stock are outstanding, in addition to any other vote or consent of the shareholders required by law or the Company’s certificate of incorporation, the vote or consent of holders of at least 66 2/3% of the shares of the Series B Preferred Stock outstanding is required for any authorization or issuance of shares ranking senior to the Series B Preferred Stock; any amendments to the rights of the Series B Preferred Stock that adversely affect the rights, privileges or voting power of the Series B Preferred Stock; or initiation and completion of any merger, share exchange or similar transaction unless the shares of Series B Preferred Stock remain outstanding, or, if the Company is not the surviving entity in such transaction, are converted into or exchanged for preferred securities of the surviving entity that have the same rights, preferences, privileges and voting power of the Series B Preferred Stock. The holders of the Series B Preferred Stock may have different interests from the holders of the Company’s common stock and could vote to block the forgoing transactions, even when considered desirable by, or in the best interests of, the holders of the Company’s common stock.

Any future offerings of debt, preferred stock or other securities, each of which would be senior to the Company’s common stock upon liquidation and for purposes of dividend distributions, and any future equity offerings may adversely affect the market price of the Company’s common stock.

The Company may attempt to increase its capital resources, or the Company or the Bank, could be forced by federal and state bank regulators to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. Upon liquidation, holders of the Company’s debt securities and preferred stock and lenders with respect to other borrowings will receive distributions of the Company’s available assets prior to the holders of the outstanding shares of common stock. Additional equity offerings, including an offering in the Company’s common stock, may dilute the holdings of its existing shareholders or reduce the market price of its common stock, or both. Holders of the Company’s common stock are not entitled to preemptive rights or other protections against dilution.

The Company’s board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of its shareholders. The Company’s board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over its common stock with respect to dividends or upon the Company’s dissolution, winding-up and liquidation and other terms. Therefore, if the Company issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if the Company issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of the Company’s common stock or the market price of the Company’s common stock could be adversely affected.

Certain banking laws and the Company’s Rights Plan may have an anti-takeover effect.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. In addition, the Company’s Amended and Restated Rights Plan and Tax Benefits Preservation Plan (the “Rights Plan”) is intended to discourage any person from acquiring 5% or more of the Company’s outstanding stock (with certain limited exceptions). The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We conduct our business at 27 retail banking center locations.  We own 25 and lease 2 of our banking center locations.  The two leased locations are leased through March 2015 and August 2016.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2013.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2013, was $46.0 million.

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

1200 Douglas Road, Oswego, Illinois

26 West Countryside Parkway, Yorkville, Illinois

7050 Burroughs Avenue, Plano, Illinois

La Salle County

323 East Norris Drive, Ottawa, Illinois

Will County

850 Essington Road, Joliet, Illinois

20201 South Lagrange Road, Frankfort, Illinois

951 East Lincoln Highway, New Lennox, Illinois

(1) Leased facility

Item 3. Legal Proceedings

The Company and its subsidiaries have, from time to time, collection suits and other actions that arise in the ordinary course of business against its borrowers and are defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2013, the Company had 1,011 stockholders of record of its common stock.  The following table sets forth the range of prices during each quarter for 2013 and 2012.

	2013			2012
	High	Low	Dividend	High	Low	Dividend

First quarter	$3.75	$1.20	$0.00	$1.98	$1.15	$0.00
Second quarter	6.07	3.13	0.00	1.93	1.15	0.00
Third quarter	6.92	5.32	0.00	1.75	1.28	0.00
Fourth quarter	5.94	4.16	0.00	1.65	1.10	0.00

The Company incorporates by reference the information contained Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital”.

The Company also incorporates by reference the information contained under the “Notes to Consolidated Financial Statements Note 15: Regulatory & Capital Matters”.

The Company did not pay any dividends in 2012 or 2013 as set forth in the table above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore.  The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, certain regulatory restrictions and the terms of its debt and equity securities, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

As of December 31, 2013, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  We have the right to defer interest payments on the junior subordinated debentures, which were approximately $5.3 million in the year ended December 31, 2013, for a period of up to 20 consecutive quarters, and we elected to begin such a deferral period in August 2010.  All deferred interest must be paid before we may pay dividends on our capital stock.  Therefore, we will not be able to pay dividends on our common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred interest as of December 31, 2013, was $17.0 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Preferred Stock.  In August 2010, the Company also announced the payment deferral of dividends on such preferred stock and must also fully pay all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.

Finally, the Written Agreement between the Company and the Reserve Bank prohibited the Company from paying dividends without prior regulatory approval.  Although the Written Agreement was terminated, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its common stock.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Executive Administrative Department

37 River Street

Aurora, Illinois 60506-4172

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2008 and ending December 31, 2013, a comparison of cumulative total returns for the Company, the Nasdaq Bank Index and the S&P 500.  The information assumes that $100 was invested at the closing price at December 31, 2008 in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Old Second Bancorp, Inc.	100.00	60.31	14.95	11.43	10.73	40.63
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There were purchases of 88,877 shares made by or on behalf of the Company of shares of its common stock during the year ended December 31, 2013, primarily for the payment of taxes relating to the vesting of stock awards.  During 2013 there were 178,943 shares recaptured on shares previously awarded to certain officers after the Treasury’s auction of the Old Second Bancorp Series B Preferred Stock.

The following table shows certain information relating to purchases or recapture of common stock for the twelve months ended December 31, 2013:

Period	Total number of shares acquired	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Remaining number of shares authorized for purchase under the plan
January 1 - January 31, 2013	14,010	$1.45	-	-
February 1 - February 28, 2013	59,065	2.79	-	-
March 1 - March 31, 2013	178,943	3.18	-	-
September 1 - September 30, 2013	15,802	5.83	-

Total	267,820	$3.16	-	-

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2013	2012	2011	2010	2009
Balance sheet items at year-end
Total assets	$2,004,034	$2,045,799	$1,941,418	$2,123,921	$2,596,657
Total earning assets	1,758,582	1,834,995	1,751,662	1,933,296	2,359,740
Average assets	1,962,688	1,950,625	2,015,464	2,426,356	2,813,221
Loans, gross	1,101,256	1,150,050	1,368,985	1,690,129	2,062,826
Allowance for loan losses	27,281	38,597	51,997	76,308	64,540
Deposits	1,682,128	1,717,219	1,740,781	1,908,528	2,206,277
Securities sold under agreement to repurchase	22,560	17,875	901	2,018	18,374
Other short-term borrowings	5,000	100,000	-	4,141	54,998
Junior subordinated debentures	58,378	58,378	58,378	58,378	58,378
Subordinated debt	45,000	45,000	45,000	45,000	45,000
Note payable	500	500	500	500	500
Stockholders’ equity	147,692	72,552	74,002	83,958	197,208

Results of operations for the year ended
Interest and dividend income	69,040	75,081	85,423	106,681	132,650
Interest expense	13,786	15,735	21,473	28,068	45,513
Net interest and dividend income	55,254	59,346	63,950	78,613	87,137
(Release) provision for loan losses	(8,550)	6,284	8,887	89,668	96,715
Noninterest income	31,183	37,219	31,062	42,536	41,761
Noninterest expense	83,144	90,353	92,623	98,262	143,344
Income (loss) before taxes	11,843	(72)	(6,498)	(66,781)	(111,161)
(Benefit) provision for income taxes	(70,242)	-	-	41,868	(45,573)
Net income (loss)	82,085	(72)	(6,498)	(108,649)	(65,588)
Preferred stock dividends and accretion	5,258	4,987	4,730	4,538	4,281
Net income (loss) available to common stockholders	$76,827	$(5,059)	$(11,228)	$(113,187)	$(69,869)

Loan quality ratios
Allowance for loan losses to total loans at end of year	2.48%	3.36%	3.80%	4.51%	3.13%
Provision for loan losses to total loans	-0.78%	0.55%	0.65%	5.31%	4.69%
Net loans charged-off to average total loans	0.25%	1.56%	2.17%	4.10%	3.33%
Nonaccrual loans to total loans at end of year	3.53%	6.74%	9.26%	12.56%	8.48%
Nonperforming assets to total assets at end of year	4.06%	7.58%	11.96%	14.50%	8.91%
Allowance for loan losses to nonaccrual loans	70.11%	49.79%	41.01%	35.96%	36.88%

Per share data
Basic earnings (loss)	$5.45	$(0.36)	$(0.79)	$(8.03)	$(5.04)
Diluted earnings (loss)	5.45	(0.36)	(0.79)	(8.03)	(5.04)
Dividends declared	-	-	-	0.02	0.10
Common book value per share	5.37	0.05	0.22	1.01	9.27

Weighted average diluted shares outstanding	14,106,033	14,207,252	14,220,822	14,104,228	13,912,916
Weighted average basic shares outstanding	13,939,919	14,074,188	14,019,920	13,918,309	13,815,965
Shares outstanding at year-end	13,917,108	14,084,328	14,034,991	13,911,475	13,823,917

The following represents unaudited quarterly financial information for the periods indicated:

	2013				2012
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$16,894	$17,724	$16,932	$17,490	$17,562	$18,333	$19,736	$19,450
Interest expense	3,219	3,435	3,544	3,588	3,645	3,698	4,046	4,346
Net interest income	13,675	14,289	13,388	13,902	13,917	14,635	15,690	15,104
(Release) provision for loan losses	(2,500)	(1,750)	(1,800)	(2,500)	-	-	200	6,084
Securities (losses) gains, net	(4,103)	(7)	745	1,453	269	513	692	101
(Loss) Income before taxes	(32)	2,927	3,477	5,471	1,524	120	1,252	(2,968)
Net income (loss)	213	72,924	3,477	5,471	1,524	120	1,252	(2,968)
Basic (loss) earnings per share	(0.08)	5.08	0.15	0.30	0.02	(0.08)	0.00	(0.30)
Diluted (loss) earnings per share	(0.08)	5.08	0.15	0.30	0.02	(0.08)	0.00	(0.30)
Dividends paid per share	-	-	-	-	-	-	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2013, and 2012 and financial condition at December 31, 2013, and 2012.  This discussion should be read in conjunction with “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

The Company provides a wide range of financial services through its 27 branch locations located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  The Company emphasizes relationships with individual customers as well as small to medium-sized businesses throughout our market area.  The Company’s market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable core deposit base.  The Company also has extensive wealth management services, which now include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

The health of the overall real estate market has improved in the Company’s market area.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued market sluggishness resulted in smaller declines in the values of real estate and associated asset types during the reporting period that ended December 31, 2013.  The availability of ready local markets for real estate, while improved in 2013, remained limited and continued to affect the ability of many borrowers to pay on their obligations.  The Company’s net income for 2013 as measured under generally accepted accounting principles (“GAAP”) was $82.1 million, largely from tax related benefits.  The Company recorded a net loss of $72,000 for the year of 2012 as measured under GAAP.

The Company recorded income tax expense totaling $41.9 million in 2010 as it established a valuation reserve on substantially all of its deferred tax assets.  In 2011 and 2012, management determined that the realization of the deferred tax assets was not more likely than not and maintained a valuation allowance on substantially all of its net deferred tax assets.  The Company, in making this tax valuation estimate considered forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  In 2013, the Company’s management reevaluated these conditions and whether there was support for a change in the valuation allowance against its deferred tax assets.  The 2013 evaluation concluded in the third quarter and management determined that, after comprehensive review of both positive and negative considerations, it was now more likely than not that the deferred tax assets could be realized.  A significant portion of the valuation allowance against deferred tax assets consequently was reversed.  A discussion related to the realizability of tax benefits and related items is included in our results of operations that follows as well as in Notes 1 and 11 of the consolidated financial statements included in this annual report.

The Company sold certain collateralized debt obligations (“CDOs”) in the fourth quarter of 2013 at a pre-tax loss of $4.1 million.  The CDOs were originally purchased by the Bank in late 2007 and mid-2008.   Credit ratings on these securities, which were issued by prominent rating agencies were upgraded between December 31, 2012, and September 30, 2013.  The Company sold these securities following the December 2013 announcements of the implementation of Section 619 of the Dodd – Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the Volcker Rule.  As originally released, the Volcker Rule required banking entities to divest investments in these types of CDOs by July 2015.  As a result of the regulatory uncertainty and the possibility that the Company would not be allowed to hold the CDOs to maturity, the Company determined that the best course of action was to liquidate the CDOs.  These securities were carried at an unrealized loss of $6.1 million as of September 30, 2013, and were sold in December 2013 at a pre-tax loss of $4.1 million, contributing $1.2 million net of tax to tangible capital in the fourth quarter of 2013.

In 2013, the Bank continued to reposition its balance sheet to reduce asset quality risk and maintain its capital ratios with continued strong liquidity.  The Company also continued to take steps to cut operating expenses and increase net earnings.  In this environment, the Company significantly reduced problem loans and nonperforming assets.  Reduced other real estate owned holdings resulted in lower property valuation and maintenance expenses.  As the Company focused on reducing expenses, it was able to maintain its profitable wealth management business and extensive residential real estate business as important sources of the noninterest income.

The Company’s primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and the Company’s primary lending products are commercial mortgages, construction lending, commercial loans, residential mortgages and consumer loans.  Major portions of the Company’s loans are secured by various forms of collateral including real estate, business assets, and consumer property although borrower cash flow is the primary source of repayment at the time of loan origination.

For 2013, the Company recorded net income of $82.1 million, or $5.45 per diluted share, which compares with a net loss of $72,000 or $0.36 diluted loss per share in 2012.  The basic income per share was $5.45 in 2013 and the basic loss per share was $0.36 in 2012.  The Company recorded an $8.6 million release of reserves for loan losses in 2013, compared to $6.3 million provision for reserves in 2012 which was a decrease of $14.9 million.  The Company recorded a release of reserve for loan losses of $2.5 million in the fourth quarter of 2013.  Net charge-offs were $2.8 million during 2013, including a net recovery of $234,000 in the fourth quarter.  Net charge-offs were $19.7 million in 2012 which included $1.7 million in the fourth quarter.  The net income available to common stockholders was $76.8 million for the year ended December 31, 2013, with a net loss available to common stockholders of $5.1 million for the year ended December 31, 2012.

Net interest and dividend income decreased $4.1 million, or 6.9%, from $59.3 million for the year ended 2012 to $55.3 million for the year ended 2013.  Average earning assets increased $24.8 million, or 1.4%, from $1.74 billion in 2012 to $1.76 billion in 2013, as management continued to focus on asset quality and capital management.  Average loans, including loans held-for-sale during the year, decreased $163.7 million, in part, from a continued low level of qualified borrower demand within the Company’s market areas, combined with charge-off activity.  Average interest bearing liabilities decreased $1.1 million, or 0.08%, to $1.47 billion in 2012 and 2013, as the need for funding remained low with the stabilization in assets.

Application of critical accounting policies

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Management firmly believes that the Company’s accounting policies with respect to the allowance for loan losses is an accounting area requiring subjective or complex judgments very important to the Company’s financial position and results of operations.  Therefore, the allowance policy is one of the Company’s most critical accounting policies.  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment.  The amounts of estimated losses on pools of homogeneous loans are based on historical loss experience, consideration of current economic trends and conditions, as well as estimated collateral valuations, all of which may be susceptible to significant change.  As a result of management’s analysis of the adequacy of the allowance for loan losses, loan loss reserve releases were recorded during the year ended December 31, 2013.

The loan portfolio represents the largest asset class on the consolidated balance sheets.  The allowance for loan losses is a valuation allowance for loan losses, increased by the provision for loan losses and decreased by both loan loss reserve releases and charge-offs less recoveries.  Management estimates the allowance balance required using an assessment of various risk factors including, but not limited to, past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations, estimated collateral values, volume trends in delinquencies, nonaccruals, economic conditions, and other credit market considerations.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans at December 31, 2013, and 2012, were $46.6 million and $89.0 million, respectively.  In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowances for Loan Losses section that follows.

The Company recognizes expense for federal and state income taxes currently payable as well as deferred federal and state taxes, estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company maintained deferred tax assets for deductible temporary differences, the largest of which related to the goodwill amortization/impairment.  For income tax return purposes this relates to Section 197 goodwill amortization and goodwill impairment charges.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.

A valuation allowance was provided in the past by way of a charge to income tax expense when it was determined that it was more likely than not that some or all of the deferred tax asset would not be realized.  That determination reflected management’s evaluation of both positive and negative evidence, including recent Company profits, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Examples of positive evidence that it was more likely than not that some or all of the deferred tax asset would be realized included the existence, if any, of taxes paid in available carry-back years, positive credit quality trends, improving economic or business conditions and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence included a cumulative loss and less than robust tax planning opportunities, as well as improving but still sluggish trends in real estate conditions in our primary market areas.  In 2013, management determined that realization of a significant portion of the deferred tax asset was more likely than not, and accordingly, reversed a significant portion of the previously established valuation allowance.  At September 30, 2013, management concluded that internal projections and positive evidence were sufficient under GAAP to overcome the offsetting negative evidence.  In addition, general uncertainty surrounding future economic and business conditions has diminished so that the likelihood of volatility in future earnings is similarly diminished.  Accrual of income taxes payable and the remaining portion of the valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Future issuances or sales of common stock or other equity securities could also result in an “ownership change” as defined for U.S. federal income tax purposes.  If an ownership change were to occur, the Company could realize a loss of a portion of its U.S. federal and state deferred tax assets, including certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.  The amount of the permanent loss would be determined by the annual limitation period and the carryforward period (generally up to 20 years for federal net operating losses) and any resulting loss could have a material adverse effect on the results of operations and financial condition.  On September 12, 2012, the Company and the Bank, as rights agent, entered into the Rights Plan which is designed to protect the Company’s deferred tax assets against an unsolicited ownership change.

Income tax returns are also subject to audit by the Internal Revenue Service (the “IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  All audit work by the IRS has been completed through and including 2011.  The Company believes it has adequately accrued for all probable income taxes payable.  The Company is under examination by the State of Illinois for the tax years 2008 and 2009.

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

Results of operations

Net interest income

Net interest income decreased $4.1 million, from $59.3 million for the year ended December 31, 2012, to $55.3 million for the year ended December 31, 2013.  Average earning assets increased $24.8 million, or 1.4%, from $1.74 billion for the year ended December 31, 2012, to $1.76 billion for the year ended December 31, 2013, as a result of growth in investment securities.  Management continued to emphasize asset quality in marketable securities purchases as new loan originations continued to be limited despite the increased loan growth late in the year.  Management continues to develop loan pipelines that can be expected to generate future loan originations and loan growth.  Average loans, including loans held-for-

sale, decreased $163.7 million from December 31, 2012, to December 31, 2013.

At $13.7 million, net interest income for the fourth quarter of 2013 was down from the $14.3 million recorded in the third quarter.  Except for loan growth late in the fourth quarter, the trends discussed above for the year generally continued in the fourth quarter.  The decline from the third quarter is largely attributable to interest income recognized in the third quarter on loans returning to performing status after a period of nonaccrual that did not reoccur in the fourth quarter as well as reduced loan-related fees.  The net interest margin was 3.13% for the fourth quarter of 2013 compared to 3.17% for the fourth quarter of 2012.

At $55.3 million, net interest income for the year ended December 31, 2013, was similarly down from the $59.3 million recorded for the year ended December 31, 2012.  The year over year decline is driven by a sizable decrease in average balance for higher yielding loan earning assets over the period only partially offset by a sizable increase in average balance for lower yielding investment securities in the same period.

The Company’s net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  The Company’s asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions.  This process is discussed in more detail in the interest rate risk section.

Asset Quality

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due but still accruing.  The largest decrease in the nonperforming loans since December 31, 2012, was in the real estate-commercial, nonfarm segment as this segment’s upgrades and migration of these loans to OREO was greater than the migration of loans to nonperforming status.  Total nonperforming loans were $39.8 million at December 31, 2013, from $82.6 million at December 31, 2012.

Net recoveries of $234,000 for the fourth quarter of 2013 reflect charge-offs of $1.9 million against previously established specific reserves on nonaccrual loans deemed uncollectible offset by recoveries of $2.1 million.  Charge-off activity improved for the year ended December 31, 2013, compared to the same period in 2012 and in the fourth quarter compared to the third quarter of 2013, reflecting an improved economy in our target markets and past work done on loan quality improvement.

The following table shows classified loans by segment for the following periods.

	Classified loans as of			December 31, 2013 Dollar Change From
(in thousands)	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2013	2012	2013	2012
Real estate-construction	$3,024	$6,236	$14,140	$(3,212)	$(11,116)
Real estate-residential:
Investor	9,750	10,642	12,007	(892)	(2,257)
Owner occupied	7,699	7,292	12,946	407	(5,247)
Revolving and junior liens	3,971	3,675	5,694	296	(1,723)
Real estate-commercial, nonfarm	37,297	40,832	67,851	(3,535)	(30,554)
Real estate-commercial, farm	-	-	2,517	-	(2,517)
Commercial	481	264	1,063	217	(582)
Other	1	1	26	-	(25)
	$62,223	$68,942	$116,244	$(6,719)	$(54,021)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered Substandard.  All three components are down since December 31, 2012.  Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan loss reserve.  This ratio reflects another measure of overall improvement in loan related asset quality.  The decline in both classified loans and OREO as well as improved Bank Tier 1 capital in the fourth quarter again strengthened this ratio.

Other positive trends included continued reduction in nonaccrual loans.  The December 31, 2013, nonaccrual total of $38.9 million reflects a trend of reduced nonaccrual loans that has been seen since January 2011.  Similarly, total past due loans, including nonaccrual loans, of $28.5 million for year end 2013 is the most recent decreased total for this metric in a trend of reductions seen since November 2011.  Both results reflect aggressive portfolio management process and diligent follow up by individual relationship managers on specific credits.

Summarizing numerous encouraging developments, the classified asset ratio showed a positive change from 49.76% at September 30, 2013, to 43.44% at December 31, 2013, after standing at 82.94% at December 31, 2012.

Allowance for Loan Losses

The bank’s allowance for loan losses methodology reasonably estimates loan and lease losses as of the financial statement date(s) and incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology. The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450, formally known as FAS 114 and FAS 5, respectively.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institution of Certified Public Accountants Audit and Accounting Guide for Banks and Savings Institutions, and banking industry practices.  Methodology is periodically reviewed by the bank’s independent accountants and banking regulators.  No significant methodology changes were made in 2013.  Only minor changes in the risk evaluation factors for commercial loans and commercial real estate credits were made in 2013.

The coverage ratio of the allowance for loan losses to nonperforming loans was 68.6% as of December 31, 2013, which reflects an increase from 46.7% as of December 31, 2012.  A decrease of $42.8 million, or 51.8%, in nonperforming loans in 2013 drove the overall coverage ratio change.  Following established methodology, management updated the estimated specific allocations in the fourth quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  General allocations decreased by $7.5 million from December 31, 2012, as the overall loan balances subject to general factors decreased at December 31, 2013.  Management determined the estimated amount to include in the allowance for loan losses based upon a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.

Management reviews the performance of the higher risk loan pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in the Company’s comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by $5.4 million, or 24.0%, at December 31, 2013, as compared to December 31, 2012.  Also, compared to December 31, 2012, management increased the loss factor assigned to this pool by 4.4% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that are showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as some stabilization in values of certain properties.

Management conducts a full annual review of all Home Equity Lines of Credit (“HELOC”) by looking at credit scores and collateral values.  When the Company is notified of a foreclosure on a first mortgage, the HELOC loan is moved to nonaccrual and a decision is made if the loan is collectible.  Loan balances are actively charged-off in the absence of sufficient equity unless the borrower reaffirms or notifies us of an intention to reaffirm.

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the Asset Quality section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly when appropriate with formal affirmation each quarter end and are included in the assessment of the adequacy of the allowance for loan losses.  Further and importantly, significant improvement was seen in 2013 net charge-offs and nonperforming loans.  Net charge-offs of $19.7 million in 2012 declined by 85.9% to $2.8 million in 2013.  Nonperforming loans of $82.6 million at year end 2012 declined 51.8% to $39.8 million at December 31, 2013.  Based on this assessment management determined that an overall improvement in loan asset quality justified a $2.5 million loan loss reserve release in the fourth quarter and a total loan loss reserve release of $8.6 million for the year.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 3.4% of total loans as of December 31, 2012, to 2.5% of total loans at December 31, 2013.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2013; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

The allowance for loan losses consists of three components: (i) specific allocations established for losses resulting from an analysis developed through reviews of individual impaired loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loss experience for each loan category; and (iii) reserves based on general current economic conditions as well as specific economic and other factors believed to be relevant to the Company’s loan portfolio.   The components of the allowance for loan losses represent an estimation performed pursuant to ASC Topic 450, “Contingencies”, and ASC Topic 310, “Receivables” including “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”.  See Note 1 on Summary of Significant Accounting Policies for further detail.

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  At December 31, 2013, the general allowance not allocated to a specific category was $2.0 million down from $4.4 million at December 31, 2012.  Changes in the allowance for loan losses are detailed in Note 5 on the consolidated financial statements of this report.

Noninterest income

	Three Months Ended			December 31, 2013 Dollar Change From
(in thousands)	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2013	2012	2013	2012
Noninterest income
Trust income	$1,673	$1,494	$1,438	$179	$235
Service charges on deposits	1,877	1,904	1,976	(27)	(99)
Residential mortgage revenue	1,858	1,232	3,605	626	(1,747)
Securities gains (losses), net	14	(7)	269	21	(255)
Loss on sale of CDOs	(4,117)	-	-	(4,117)	(4,117)
Total Securities (losses) gains, net	(4,103)	(7)	269	(4,096)	(4,372)
Increase in cash surrender value of bank-owned life insurance	405	419	362	(14)	43
Death benefit realized on bank-owned life insurance	-	6	-	(6)	-
Debit card interchange income	893	873	886	20	7
Other income	1,263	1,549	803	(286)	460
Total noninterest income	$3,866	$7,470	$9,339	$(3,604)	$(5,473)

Noninterest income declined in the fourth quarter of 2013 from the third quarter reflecting the $4.1 million loss on the sale of certain CDOs.  Operationally, residential mortgage revenue increased in the fourth quarter of 2013 from the third quarter of 2013 along with an improvement in trust income.  The Company’s results in other categories except for other noninterest income remain flat or slightly better.  Other noninterest income decreased in the fourth quarter from the third quarter due to recognition in the third quarter income of a forfeited purchase deposit from a loan sale where the purchaser did not complete the sale as contractually required.

The Company had a 4.9% increase in trust income year over year while many noninterest income categories remained flat or down year over year.  Reflecting residential mortgage market conditions, year over year improvement in mortgage servicing gain net of changes in fair value was offset by sharply reduced fees and gains on sales.  Notably, the other noninterest income category increased year over year on items like the first quarter clawback of restricted stock and the third quarter purchase deposit forfeiture discussed above.

Noninterest expense

	Three Months Ended			December 31, 2013 Dollar Change From
(in thousands)	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2013	2012	2013	2012
Noninterest expense
Salaries	$7,141	$7,010	$7,084	$131	$57
Bonus	686	903	(92)	(217)	778
Benefits and other	1,353	1,386	1,162	(33)	191
Total salaries and employee benefits	9,180	9,299	8,154	(119)	1,026
Occupancy expense, net	1,245	1,266	1,157	(21)	88
Furniture and equipment expense	990	1,026	1,198	(36)	(208)
FDIC insurance	981	987	973	(6)	8
General bank insurance	489	489	846	-	(357)
Amortization of core deposit intangible assets	525	524	537	1	(12)
Advertising expense	384	347	327	37	57
Debit card interchange expense	361	366	365	(5)	(4)
Legal fees	642	615	961	27	(319)
OREO valuation expense	1,756	1,961	4,284	(205)	(2,528)
Other OREO expense, net	48	583	(280)	(535)	328
Other expense	3,472	3,119	3,210	353	262
Total noninterest expense	$20,073	$20,582	$21,732	$(509)	$(1,659)

All categories of noninterest expense were essentially flat to down in the fourth quarter from the third quarter of 2013, except for other expense.  A modest amount was reserved in the fourth quarter other expense for expenses related to the debit card security compromise at TargetTM stores.  An additional amount was recorded in the quarter for possible expenses related to an ongoing dispute.

All categories were flat to down year over year except salaries and benefits covering board approved bonus programs, amortization of intangibles and other expenses.  Other expense for the year includes the fourth quarter items discussed above as well as increased expenses for items related to marketing or public relations, recruitment expense and expense for required property appraisals in 2013.  The Company also realized reduced 2013 yearly expenses on a late 2012 general insurance renewal at lower cost and effective management of legal expenses in 2013.

Year over year expense related to OREO properties decreased sharply in 2013 as the Company had fewer OREO properties with related operating expenses and valuation expense adjustments were more moderate.  These factors also were significant in a similar decrease in 2013 from 2012 when considering other real estate expense, net as shown on the Consolidated Statement of Operations in Item 8.  The most significant factor in the year over year decrease in other real estate expense net of revenue is the full year expense reduction of $8.1 million on valuation expense adjustments or provision for unrealized losses.  Similarly, operating expenses on OREO properties were down $2.3 million in 2013 from 2012.  However, with fewer properties year over year, lease revenue from OREO is also down $2.2 million.  Similarly, while real estate sales markets have shown moderate improvement year over year, property sales generated a reduced level of net gain on sales in 2013 compared to net gains realized on sales in 2012.

As of December 31, 2013, there were certain legal proceedings against the Company and its subsidiaries that arose in the ordinary course of business.  The Company does not believe that liabilities, individually or in the aggregate, arising from these proceedings, if any, would have a material adverse effect on the consolidated financial condition of the Company as of December 31, 2013.

Income taxes

The Company recorded a tax benefit of $70.2 million on $11.8 million pre-tax income for the year 2013. The tax benefit was composed of $134,000 in current income tax expense and $3.8 million in deferred income tax expense offset by a $74.1 million reversal of the deferred tax valuation allowance reserve.

The valuation allowance against the Company’s deferred tax assets was first established as of December 31, 2010.  Under GAAP, income tax benefits and the related tax assets are only allowed to be recognized if they will “more likely than not” be fully realized.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Rights Plan.  The Rights Plan amends the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Rights Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.

The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  As of September 30, 2013, management determined that the realization of most of the deferred tax asset was “more likely than not” as required by accounting principles and reversed a significant portion of an established valuation allowance to reflect this judgment. The remaining valuation allowance is for a portion of the state net operating loss carryforward the Company could possibly use, but does not meet the threshold of “more likely than not” at September 30, 2013 and December 31, 2013.

The Company considered the federal and state net operating loss carryforwards separately when determining if a valuation allowance was required.  After considering tax-planning strategies, the Company reserved a portion of the state net operating loss carryfoward management did not anticipate using by December 31, 2016, based on forecasts made at September 30, 2013.  While the state net operating loss carryfoward does not begin to expire until 2021, management acknowledges that forecasts are inherently subjective and only periods in the foreseeable future should be considered when determining if net deferred tax assets will be utilized.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against the Company’s deferred tax assets.  Any such subsequent reduction in the estimated valuation allowance would lower the amount of income tax expense recognized in the Company’s consolidated statements of operations in future periods.

The positive evidence considered included the following: (1) the current quarter results reflect the Company’s sixth consecutive quarter of pre-tax earnings (2) reduced nonperforming assets for the eleventh consecutive quarter (3) strongly encouraging indications from OCC on the removal of the Consent Order subsequently confirmed with the removal of the Consent Order effective October 17, 2013.  Negative evidence considered included the decrease in the Company’s net interest margin and reduced noninterest income, primarily from decreased mortgage banking income.  The only tax planning strategy considered was selling the Company’s bank-owned life insurance which would result in immediate taxable income of approximately $11.4 million if it were to be sold effective September 30, 2013.  While the Company does not anticipate completing this sale, management would consider the sale in the event a deferred tax asset was close to expiration.

Financial condition

General

Total assets decreased $41.8 million, or 2.0%, from December 31, 2012, to close at $2.00 billion as of December 31, 2013.  Loans decreased by $48.8 million, or 4.2%, to $1.10 billion over the course of 2013 as management continued to emphasize balance sheet stabilization and credit quality while demand from qualified borrowers remained limited.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  In total, OREO assets decreased $30.9 million, or 42.6%, for the year ended December 31, 2013, compared to December 31, 2012, as sale activity and valuation writedowns exceeded new properties added.  Offsetting these reductions, total securities increased by $48.9 million, or 8.4%, for the year ended December 31, 2013, reflecting continued management emphasis on securities investments in the absence of qualified loan demand.  Management continued to maintain available-for-sale securities and held-to-maturity securities in the fourth quarter consistent with the Company’s past practice of utilizing available liquid funds supplemented by short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”).  For the year ended December 31, 2013, large dollar purchases were made in collateralized mortgage backed securities and asset-backed securities (many backed by student loan assets) totaling $266.6 million, and $302.6 million, respectively.  At December 31, 2013, the largest changes by loan type included decreases in commercial real estate, real estate construction, and residential real estate loans of $19.5 million, $12.8 million and $24.3 million, or 3.4%, 30.4%, and 5.9%, respectively.

In response to the pending implementation of the Volker Rule, the Company sold CDOs at a before tax loss of $4.1 million.  The CDOs were originally purchased by the Bank in late 2007 and mid-2008.  These securities were carried at an unrealized loss of $6.1 million as of September 30, 2013, and were sold in December 2013 at a pre-tax loss of $4.1 million, contributing $1.2 million net of tax to tangible capital in the fourth quarter of 2013.

Investments

As shown below, net investments purchases during 2013 changed the composition of the Company’s  securities portfolio as total loans, except for modest improvement from September 30, 2013, to December 31, 2013, continued to decline.

(in thousands)	As of			December 31, 2013 Dollar Change From
Securities available-for-sale, at fair value	December 31, 2013	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

U.S. Treasury	$1,544	$1,548	$1,507	$(4)	$37
U.S. government agencies	1,672	1,693	49,850	(21)	(48,178)
U.S. government agency mortgage-backed	-	-	128,738	-	(128,738)
States and political subdivisions	16,794	19,841	15,855	(3,047)	939
Corporate Bonds	15,102	22,200	36,886	(7,098)	(21,784)
Collateralized mortgage obligations	63,876	48,125	169,600	15,751	(105,724)
Asset-backed securities	273,203	268,984	167,493	4,219	105,710
Collateralized debt obligations	-	11,087	9,957	(11,087)	(9,957)
Total securities available-for-sale	$372,191	$373,478	$579,886	$(1,287)	$(207,695)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$35,268	$35,241	$-	$27	$35,268
Collateralized mortgage obligations	221,303	222,860	-	(1,557)	221,303
Total securities held-to-maturity	$256,571	$258,101	$-	$(1,530)	$256,571

Total secutities	$628,762	$631,579	$579,886	$(2,817)	$48,876

The Company’s total securities show a net decrease of $2.8 million since September 30, 2013, with all categories declining except total (including available-for-sale and held-to-maturity) collateralized mortgage obligations and asset-backed securities, which were up $14.2 million and $4.2 million in the period.  Securities held with the intent to hold to maturity were established in the third quarter in response to increases in overall market interest rates.  Management decisions on securities to be classified as held-to-maturity were made based on the characteristics of individual securities.  At December 31, 2013, the total securities portfolio was $48.9 million higher when compared to December 31, 2012, reflecting both slow to develop loan opportunities and investment decisions made by management under supervision of the Company’s ALCO process.

Of note, in response to the pending implementation of the Volker Rule, the Company sold certain CDOs in December 2013 at a before tax loss of $4.1 million.  Because these securities were carried at an unrealized loss of $6.1 million as of September 30, 2013 and sold at a before tax loss of $4.1 million, the sales contributed $1.2 million net of tax to 2013 tangible capital.

Loans

	Major Classification of Loans as of			December 31, 2013 Dollar Change From
(in thousands)	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2013	2012	2013	2012
Commercial	$94,736	$86,822	$86,941	$7,914	$7,795
Real estate - commercial	560,233	554,874	579,687	5,359	(19,454)
Real estate - construction	29,351	30,996	42,167	(1,645)	(12,816)
Real estate - residential	390,201	376,859	414,543	13,342	(24,342)
Consumer	2,760	2,570	3,101	190	(341)
Overdraft	628	544	994	84	(366)
Lease financing receivables	10,069	11,204	6,060	(1,135)	4,009
Other	12,793	13,236	16,451	(443)	(3,658)
	1,100,771	1,077,105	1,149,944	23,666	(49,173)
Net deferred loan costs and (fees)	485	535	106	(50)	379
	$1,101,256	$1,077,640	$1,150,050	$23,616	$(48,794)

Fourth quarter loan production provided a positive close to 2013 and an increase in loans outstanding from the third quarter.  This loan production reflects extensive work done earlier in the year to build business origination pipelines.  Significant new business was realized during the quarter in the multi—family, commercial real estate (both owner occupied and nonowner occupied) and commercial & industrial classifications.  Management found the multi–family segment to have stabilized, and while not yet as strong as was found in 2012, reflecting an overall segment recovery. Other commercial real estate credits were realized in the fourth quarter on relationships in our targeted customer and geographic markets, in one instance via a participation in a transaction originated by a larger Illinois based financial institution.  Similarly, significant new commercial & industrial lending was realized in the quarter to businesses that conform to the Company’s profile of customers we seek.  Additionally, we strive to serve customers near our geographical locations in communities served by the Company.  The Company continues to seek opportunities in its primary lending markets that will develop additional relationship banking customers; however, markets remain very competitive for new loan business.

Total loans were $1.10 billion as of December 31, 2013, a decrease of $48.8 million, or 4.2%, from $1.15 billion as of December 31, 2012.  While the Company worked diligently to rebuild and build loan origination pipelines during 2013, the lack of demand from qualified borrowers, including borrower reluctance to drawdown on existing credit lines through the year, as well as the competitive landscape, hindered growth in the loan portfolio.  As discussed in the Asset Quality section above, management continued to emphasize loan portfolio quality in 2013 and, as a result, $2.8 million of net loan charge-offs were recorded in 2013 down from $19.7 million in 2012.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates.  The local economies have been affected by the difficult economic conditions that have been experienced nationwide.  The less than vibrant economic conditions continue to affect business regions served in particular and financial markets generally.  Real estate related activity, including valuations and transactions, while improved from past severe conditions, continues to be less than expansive.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizable portion of the portfolio.  During 2013, new negotiating strategies were employed in addressing maturing real estate facilities and both additional collateral and guarantor support were taken.  Credit structuring has taken a more proactive approach to harness the benefit of stronger borrower assets to support lowering loan risk profiles and improve loan quality ratings.

Real estate lending categories comprised 89.0% of the portfolio as of December 31, 2013, compared to 90.1% of the portfolio as of December 31, 2012.  The commercial loan portfolio increased $7.8 million, or 9.0%, to $94.7 million at December 31, 2013, from $86.9 million at December 31, 2012.  The Company remains committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.  Consumer loans, overdrafts, and lease financing receivables also increased $3.3 million, or 32.5% in the aggregate, to $13.5 million at December 31, 2013, from $10.2 million at December 31, 2012.

The allowance for loan losses was $27.3 million and $38.6 million at year end 2013 and 2012, respectively.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans.  The allowance for loan losses as a percentage of total loans was 2.5% as of December 31, 2013, compared to 3.4% as of December 31, 2012.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

Management remains cautious about the current tepid recovery in the overall economic environment.  Furthermore, the sustained difficulties in the real estate market, while showing signs of improvement, could continue to adversely affect collateral values.  These events may adversely affect cash flows generally for both commercial and individual borrowers, and, as a result, the Company could continue to experience reduced but undesirable levels of problem assets, delinquencies, and losses on loans in future periods.

Other Real Estate Owned

OREO decreased $7.5 million from $49.1 million at September 30, 2013, to $41.5 million at December 31, 2013.  OREO activity (property additions, disposals) as well as period valuation adjustments recorded in the fourth quarter of 2013 is specified below.  Overall, a net gain on sale of $781,000 was realized in the fourth quarter up from $608,000 in the third quarter.  A similar reduction in overall holdings at December 31, 2013, from December 31, 2012, is also shown below.  The year over year data show continued valuation adjustments but at a lower level in 2013 compared to 2012.  Also, 2013 property disposals outweighed 2013 property additions to OREO by over $22.5 million.

	Three Months Ended		Year to Date
(in thousands)	December 31,		December 31,
	2013	2012	2013	2012
Beginning balance	$49,066	$88,093	$72,423	$93,290
Property additions	4,998	5,177	19,194	32,121
Development improvements	13	55	73	701
Less:
Property disposals	10,784	16,337	41,712	36,854
Period valuation adjustments	1,756	4,565	8,441	16,835
Other real estate owned	$41,537	$72,423	$41,537	$72,423

The OREO valuation reserve ended 2013 at $22.3 million, which was 34.9% of gross OREO at December 31, 2013.  The valuation reserve represented 33.4% and 30.3% of gross OREO at September 30, 2013, and December 31, 2012, respectively.  In management’s judgment, an adequate property valuation allowance has been established to present OREO at current estimates of fair value less costs to sell; however, there can be no assurance that additional losses will not be incurred on dispositions or updates to valuation in the future.

OREO Properties by Type

(in thousands)	December 31, 2013		September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$4,658	11%	$6,585	13%	$10,624	15%
Lots (single family and commercial)	15,020	36%	18,993	39%	26,473	37%
Vacant land	3,135	8%	3,135	6%	6,745	9%
Multi-family	1,783	4%	2,194	5%	4,372	6%
Commercial property	16,941	41%	18,159	37%	24,209	33%
Total OREO properties	$41,537	100%	$49,066	100%	$72,423	100%

As shown above, OREO holdings decreased year over year across all property types.

Deposits & Borrowings

The Company saw a modest $35.1 million decline in total deposits during 2013 from $1.72 billion at December 31, 2012.  Overall total deposits were essentially flat during the fourth quarter.  In both periods slowly developing loan activity and availability of other liquidity sources reduced the need for deposit funding.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 0.73% in the year ended December 31, 2012, to 0.57%, or 16 basis points, in the same period of 2013.  Similarly, the average total cost of interest bearing liabilities decreased 13 basis points from 1.07% in the year ended December 31, 2012, to 0.94% in the same period of 2013.

The Company’s most significant borrowing relationship continued to be the $45.5 million credit facility with Bank of America.  The credit facility was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The Company has remaining debt of $500,000 in principal outstanding in term debt, and $45.0 million in principal outstanding in subordinated debt under that facility at the end of December 31, 2013, and December 31, 2012.  The term debt is secured by all of the outstanding capital stock of the Bank.  The subordinated debt and term debt portion of the senior debt facility mature on March 31, 2018.  At December 31, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement, the Company was required to receive the Reserve Bank’s approval prior to making any interest payment on the subordinated debt.  In January 2014, the Reserve Bank notified the Company that the Written Agreement was terminated.

Prior to 2013, the Company had been out of compliance with two of the financial covenants of the Bank of America credit facility.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of December 31, 2013, the Bank took an advance of $5.0 million at 0.13% interest on the FHLBC stock valued at $5.5 million.  This advance matured on January 3, 2014 and was replaced with short term FHLBC advances that matured in January 2014.

Capital

As of December 31, 2013, total stockholders’ equity was $147.7 million, which was an increase of $75.1 million, or 103.6%, from $72.6 million as of December 31, 2012.  This increase was driven primarily by the reversal of the valuation allowance on a significant portion of the Company’s net deferred tax assets, made possible by recent profits and an evaluation of all available evidence, both for and against reversing the valuation allowance.  Unrealized loss on securities available-for-sale net of deferred taxes was $1.3 million at December 31, 2012, and $7.0 million (including unamortized losses and gains not accreted on securities transferred from available-for-sale to held-to-maturity in the year) at December 31, 2013, causing a reduction in stockholders’ equity of $5.7 million.  Additionally, total stockholders’ equity benefited by the Company not declaring and accruing a dividend in 2013 on its Series B Stock.

In January 2009, the Company issued and sold (i) 73,000 shares of Series B Preferred Stock and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the Treasury through the CPP.  The total liquidation value of the Series B Stock and the warrant is $73.0 million.

All of the Series B Stock held by Treasury was sold to third parties, including certain of the Company’s directors, in public auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  At December 31, 2012, the Company carried $71.9 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

At December 31, 2013, the Bank’s Tier 1 capital leverage ratio was 10.97%, up 130 basis points from December 31, 2012.  The Bank’s total capital ratio was 18.04%, up 318 basis points from December 31, 2012.  The Company’s regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets increased to 15.88%, 10.65% and 6.96%, respectively, compared to 13.62%, 6.81% and 4.85%, respectively, at December 31, 2012.  The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2013.

As discussed in the section entitled “Supervision and Regulation,” on May 16, 2011 the Bank entered into the Consent Order with the OCC that was terminated on October 17, 2013.  In addition, in July 2011 the Company entered into the Written Agreement with the Reserve Bank designed to maintain the financial soundness of the Company.  In January 2014, the Reserve Bank terminated the Written Agreement.  Although the Written Agreement was terminated, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its common stock and incurring any additional indebtedness.

As discussed in greater detail in the section entitled “Supervision and Regulation,” in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules.  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and savings and loan holding companies.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  A number of instruments that now qualify as Tier 1 capital will not qualify under the Basel III rules.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework while incorporating the increased requirements.  The Basel III Rules also revise prompt corrective action guidelines to add the Common Equity Tier 1 capital ratio.  Generally, the new Basel III Rules become effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019.  Management is reviewing the new rules to assess their impact on the Company.

At December 31, 2013, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.  In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets increased to 3.67% at December 31, 2013, compared to (0.13)% at December 31, 2012, largely attributable to increased capital resulting from the reversal of the valuation allowance on a significant portion of net deferred tax assets, made possible by recent profits and an evaluation of all available positive and negative evidence.  The Tier 1 common equity to risk weighted assets increased to 0.77% at December 31, 2013, compared to (0.12)% at December 31, 2012.

The Company completed the sale of $32.6 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in July 2003.  These trust preferred securities remain outstanding for a 30-year term, but subject to regulatory approval, they can be called in whole or in part at the Company’s discretion after an initial five-year period, which has since passed.  The Company does not currently intend on seeking regulatory approval to call these securities.  Dividends are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements even when deferred.  Likewise, the Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part in 2017.  When not in deferral the quarterly cash distributions on the securities are fixed at 6.766% through June 15, 2017 and float at 150 basis points over the three-month LIBOR rate thereafter.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.  Additionally, the $45.0 million in subordinated debt that was obtained to finance the February 2008 acquisition qualified as Tier 2 regulatory capital as of December 31, 2013, and December 31, 2012.

As announced and implemented in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (collectively the “Trust Preferred Securities”).  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their Trust Preferred Securities.  The total accumulated interest on the Trust Preferred Securities including compounded interest from July 1, 2010, on the deferred payments totaled $17.0 million at December 31, 2013.  Under the terms of the junior subordinated debentures, the Company is allowed to defer payments of interest for 20 quarterly periods on the Trust Preferred Securities without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Preferred Stock.

Under the terms of the Series B Preferred Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the Series B Preferred Stock may be deferred without default, but the dividend is cumulative, and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder will have the right to appoint representatives to the Company’s board of directors.  A new director, Mr. Duane Suits, was appointed by the Treasury to join the board during the fourth quarter of 2012.  Following Treasury’s sale of the Series B Preferred Stock at auction in the first quarter of 2013, this ability to appoint a director transferred to the new holders of the Series B Preferred Stock, who re-elected Mr. Suits at the Company’s 2013 annual meeting.  The dividend payments on the Series B Preferred Stock have been deferred since November 15, 2010, and while in deferral these dividends are compounded quarterly.  The accumulated unpaid Series B Preferred Stock dividends totaled $13.3 million at December 31, 2013.  At December 31, 2012, the Company carried $71.9 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in first quarter of 2013.  Previously, the Company had accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the Board believed that the Company would likely be able to repurchase the Series B Stock in the future at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  Therefore, under GAAP, the Company did not fully accrue the dividend on the Series B Stock in the first quarter of 2013 and did not accrue for it in subsequent quarters.  The Company will evaluate whether accruing dividends on the Series B Stock is appropriate in future periods.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock will increase from 5% to 9% in February 2014.

The Company purchased or recaptured 267,820 shares of common stock in 2013, resulting in an increase in treasury stock to 4,912,626 shares as of December 31, 2013.  The purchase or recapture of these shares increased treasury stock by $847,000 or 0.9% to $95.8 million at December 31, 2013.  The Company had repurchased 51,939 shares in 2012, resulting in an increase in treasury stock to 4,644,806 shares as of December 31, 2012.  The repurchase of these shares increased treasury stock by $63,000, or 0.07%, to $95.0 million at December 31, 2012.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  No options were exercised in the years ended December 31, 2013, and 2012.  Return on average equity was 90.09% and (0.10)% in 2013 and 2012, respectively.

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations (all dollars in thousands) to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,209,689	$-	$-	$-	$1,209,689
Certificates of deposit	313,231	111,441	47,767	-	472,439
Securities sold under repurchase agreements	22,560	-	-	-	22,560
Other short-term borrowings	5,000	-	-	-	5,000
Junior subordinated debentures	-	-	-	58,378	58,378
Subordinated debt	-	-	45,000	-	45,000
Notes payable and other borrowings	-	-	500	-	500
Purchase obligations	2,410	1,988	-	-	4,398
Automatic teller machines (“ATM’s”) leases	33	32	9	-	74
Operating leases	96	147	-	-	243
Nonqualified voluntary deferred compensation plan	66	629	101	984	1,780
Total	$1,553,085	$114,237	$93,377	$59,362	$1,820,061

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  The Company routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. In this disclosure, the Company has have made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable estimates as to certain purchase obligations as of December 31, 2013.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Derivative contracts, which include contracts under which the Company either receives cash from, or pays cash to, counterparties reflecting changes in interest rates are carried at fair value on the consolidated balance sheet as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2013, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management are held in the investment advisory company.  In addition, assets under management and assets under custody are held in fiduciary or custodial capacity for clients.  In accordance with GAAP, these assets are not included on the Company’s balance sheet.

Financial instruments with off-balance sheet risk address the financing needs of our clients.  These instruments include commitments to extend credit as well as performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 14 of the Notes to Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2013:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commitment to extend credit:
Commercial secured by real estate	$7,957	$2,950	$2,390	$2,112	$15,409
Revolving open end residential	12,654	24,092	30,968	34,745	102,459
Other	99,611	27,038	241	1,504	128,394
Financial standby letters of credit (borrowers)	3,856	5	35	-	3,896
Performance standby letters of credit (borrowers)	4,106	197	-	-	4,303
Commercial letters of credit (borrowers)	51	-	-	-	51
Performance standby letters of credit (others)	867	-	-	-	867
Total	$129,102	$54,282	$33,634	$38,361	$255,379

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Liquidity and market risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in, and  both maturity and repayment of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company continually monitors its cash position and borrowing capacity as well as performs monthly stress tests of contingency funding as part of its liquidity management process.  In the first quarter of 2011, management expanded the methodology for stress testing of liquidity for contingency funding purposes to include tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management and the Company’s Board of Directors monthly.

Net cash inflows from operating activities were $35.3 million during 2013, compared with $43.3 million in 2012.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflow for 2013 and 2012.  Interest received, net of interest paid, combined with changes in provision for loan losses, and other assets and liabilities were a source of inflow for 2013 and 2012.  The Company did not record an income tax benefit for the year ended December 31, 2012, despite a $72,000 pre-tax loss during the year, due to the establishment of a valuation allowance against the Company’s deferred tax assets established as of December 31, 2010.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash inflows from investing activities were $9.6 million in 2013, compared to net cash outflow of $59.1 million in 2012.  In 2013, securities transactions accounted for a net outflow of $53.7 million, net principal received on loans accounted for net inflows of $21.5 million, and proceeds from the sales of OREO assets accounted for inflows of $43.7 million.  In 2012, securities transactions accounted for a net outflow of $264.8 million, and net principal received on loans accounted for net inflows of $167.5 million whereas proceeds from the sale of OREO assets accounted for inflows of $39.1 million.

Net cash outflows from financing activities in 2013, were $125.7 million compared with net cash inflows of $93.3 million in 2012.  Significant cash outflows from financing activities in 2013 included reductions of $35.1 million in deposits and $95.0 million in other short-term borrowings.  Net increase in securities sold under repurchase agreements were $4.7 million during 2013.  Significant cash inflows from financing activity in 2012 included an increase in securities sold under repurchase agreements of $17.0 million and an increase in other short term borrowings of $100.0 million, offset by decreases in deposits of $23.6 million.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures at December 31, 2013, and December 31, 2012, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Due to the significant declines in interest rates that occurred during the first half of 2012, and the historically low interest rates that have continued through 2013, it is no longer possible to calculate valid interest rate scenarios that represent declines of 0.5% or more.  Consequently, net interest income sensitivity is currently only calculated for interest rate increases.  Compared to December 31, 2012, the Company would have less earnings gains (in dollars) if interest rates should rise.  This decline in rising-rate benefit reflects the Company’s emphasis on increasing loan originations, some of which may be fixed rate, and funding the added loans through sales of securities which are predominantly variable rate.  Such activity over time will further erode the benefit from rising interest rates.  Federal Funds rates and the Bank’s prime rate were stable throughout the year at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% -1% and -0.5% sections of the table do not show model changes for those magnitudes of decrease due to the historically low interest rate environment over the relevant time periods:

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
December 31, 2013
Dollar change	N/A	N/A	N/A	$70	$249	$1,190
Percent change	N/A	N/A	N/A	+0.1%	+0.4%	+2.1%

December 31, 2012
Dollar change	N/A	N/A	N/A	$538	$1,164	$2,511
Percent change	N/A	N/A	N/A	+1.1%	+2.3%	+4.9%

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

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share data)

	2013	2012
Assets
Cash and due from banks	$33,210	$44,221
Interest bearing deposits with financial institutions	14,450	84,286
Cash and cash equivalents	47,660	128,507
Securities available-for-sale, at fair value	372,191	579,886
Securities held-to-maturity, at amortized cost	256,571	-
Federal Home Loan Bank and Federal Reserve Bank stock	10,292	11,202
Loans held-for-sale	3,822	9,571
Loans	1,101,256	1,150,050
Less: allowance for loan losses	27,281	38,597
Net loans	1,073,975	1,111,453
Premises and equipment, net	46,005	47,002
Other real estate owned	41,537	72,423
Mortgage servicing rights, net	5,807	4,116
Core deposit intangible, net	1,177	3,276
Bank-owned life insurance (BOLI)	55,410	54,203
Deferred tax assets, net	75,303	928
Other assets	14,284	23,232
Total assets	$2,004,034	$2,045,799

Liabilities
Deposits:
Noninterest bearing demand	$373,389	$379,451
Interest bearing:
Savings, NOW, and money market	836,300	826,976
Time	472,439	510,792
Total deposits	1,682,128	1,717,219
Securities sold under repurchase agreements	22,560	17,875
Other short-term borrowings	5,000	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	42,776	34,275
Total liabilities	1,856,342	1,973,247

Stockholders’ Equity
Preferred stock	72,942	71,869
Common stock	18,830	18,729
Additional paid-in capital	66,212	66,189
Retained earnings	92,549	12,048
Accumulated other comprehensive loss	(7,038)	(1,327)
Treasury stock	(95,803)	(94,956)
Total stockholders’ equity	147,692	72,552
Total liabilities and stockholders’ equity	$2,004,034	$2,045,799

	December 31, 2013		December 31, 2012
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,829,734	73,000	18,729,134
Shares outstanding	73,000	13,917,108	73,000	14,084,328
Treasury shares	-	4,912,626	-	4,644,806

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012

(In thousands, except share data)

	2013	2012
Interest and dividend income
Loans, including fees	$56,193	$66,769
Loans held-for-sale	156	260
Securities:
Taxable	11,692	7,212
Tax-exempt	587	416
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	304	305
Interest bearing deposits	108	119
Total interest and dividend income	69,040	75,081
Interest expense
Savings, NOW and money market deposits	859	1,062
Time deposits	6,774	8,809
Securities sold under repurchase agreements	3	2
Other short-term borrowings	25	17
Junior subordinated debentures	5,298	4,925
Subordinated debt	811	903
Notes payable and other borrowings	16	17
Total interest expense	13,786	15,735
Net interest and dividend income	55,254	59,346
(Release) provision for loan losses	(8,550)	6,284
Net interest and dividend income after provision for loan losses	63,804	53,062
Noninterest income
Trust income	6,339	6,041
Service charges on deposits	7,256	7,682
Secondary mortgage fees	821	1,307
Mortgage servicing gain (loss), net of changes in fair value	1,913	(289)
Net gain on sales of mortgage loans	5,627	10,688
Securities (losses) gains, net	(1,912)	1,575
Increase in cash surrender value of bank-owned life insurance	1,603	1,608
Death benefit realized on bank-owned life insurance	381	-
Debit card interchange income	3,458	3,547
Other income	5,697	5,060

Total noninterest income	31,183	37,219
Noninterest expense
Salaries and employee benefits	36,688	34,989
Occupancy expense, net	5,032	4,841
Furniture and equipment expense	4,264	4,614
FDIC insurance	4,027	4,031
General bank insurance	2,318	3,384
Amortization of core deposit	2,099	1,402
Advertising expense	1,225	1,309
Debit card interchange expense	1,433	1,548
Legal fees	2,066	3,176
Other real estate expense, net	10,747	18,663
Other expense	13,245	12,396
Total noninterest expense	83,144	90,353
Income (loss) before income taxes	11,843	(72)
(Benefit) provision for income taxes	(70,242)	-
Net income (loss)	82,085	(72)
Preferred stock dividends and accretion of discount	5,258	4,987
Net income (loss) available to common stockholders	$76,827	$(5,059)

Basic earnings (loss) per share	$5.45	$(0.36)
Diluted earnings (loss) per share	5.45	(0.36)
Dividends declared per share	-	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except share data)

	Twelve Months Ended
	December 31,
	2013	2012
Net income (loss)	$82,085	$(72)

Total unrealized holding (losses) gains on available-for-sale securities arising during the period	(11,965)	5,614
Related tax benefit (expense)	4,924	(2,305)
Holding (losses) gains after tax	(7,041)	3,309

Less: Reclassification adjustment for the net gains and losses realized during the period
Net realized (losses) gains	(1,912)	1,575
Income tax benefit (expense) on net realized gains	784	(641)
Net realized (losses) gains after tax	(1,128)	934
Other comprehensive (loss) income on available-for-sale securities	(5,913)	2,375

Accretion of net unrealized holding gains on held-to-maturity transferred from available-for-sale securities	343	-
Related tax expense	(141)	-
Other comprehensive income on held-to-maturity securities	202	-
Total other comprehensive (loss) income	(5,711)	2,375
Total comprehensive income	$76,374	$2,303

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(In thousands)

	2013	2012
Cash flows from operating activities
Net income (loss)	$82,085	$(72)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	2,794	3,074
Change in market value of mortgage servicing rights	(260)	1,575
(Release) provision for loan losses	(8,550)	6,284
Gain on recapture of restricted stock	(612)	-
Provision for deferred tax benefit	(70,376)	-
Originations of loans held-for-sale	(181,497)	(291,559)
Proceeds from sales of loans held-for-sale	191,019	303,561
Net gain on sales of mortgage loans	(5,627)	(10,688)
Change in current income taxes (payable) receivable	(132)	815
Increase in cash surrender value of bank-owned life insurance	(1,603)	(1,608)
Death claim on bank owned life insurance	396	-
Change in accrued interest receivable and other assets	8,764	8,381
Change in accrued interest payable and other liabilities	8,877	8,119
Net discount (accretion)/premium amortization on securities	(528)	943
Securities losses (gains), net	1,912	(1,575)
Amortization of core deposit, net	2,099	1,402
Stock based compensation	167	291
Net gain on sale of other real estate owned	(1,956)	(2,198)
Provision for other real estate owned losses	8,293	16,385
Net gain on disposal of fixed assets	(9)	(609)
Loss on transfer of premises to other real estate owned	-	782
Net cash provided by operating activities	35,256	43,303

Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	40,028	79,642

Proceeds from sales of securities available-for-sale	533,302	223,860
Purchases of securities available-for-sale	(609,033)	(571,153)
Proceeds from maturities and calls including pay down of securities held-to-maturity	2,444	-
Purchases of securities held-to-maturity	(21,382)	-
Proceeds from sales of Federal Home Loan Bank stock	910	2,848
Net change in loans	21,505	167,490
Improvements in other real estate owned	(73)	(701)
Proceeds from sales of other real estate owned	43,668	39,052
Proceeds from disposition of fixed assets	10	917

Net purchases of premises and equipment	(1,798)	(1,049)
Net cash provided by (used in) investing activities	9,581	(59,094)

Cash flows from financing activities
Net change in deposits	(35,091)	(23,562)
Net change in securities sold under repurchase agreements	4,685	16,974
Net change in other short-term borrowings	(95,000)	100,000
Purchase of treasury stock	(278)	(63)
Net cash (used in) provided by financing activities	(125,684)	93,349
Net change in cash and cash equivalents	(80,847)	77,558
Cash and cash equivalents at beginning of period	128,507	50,949
Cash and cash equivalents at end of period	$47,660	$128,507

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  - Continued

(In thousands)

	Years Ended
	December 31,
Supplemental cash flow information	2013	2012
Income taxes paid (received)	$266	$(815)
Interest paid for deposits	7,868	10,592
Interest paid for borrowings	864	930
Non-cash transfer of loans to other real estate owned	19,194	31,761
Non-cash transfer of premises to other real estate owned	-	360
Non-cash transfer of loans to securities available-for-sale	5,329	-
Non-cash transfer of securities available-for-sale to securities held-to-maturity	237,154	-
Change in dividends accrued not paid	511	3,981
Accretion on preferred stock warrants	1,073	1,006
Fair value difference on recapture of restricted stock	43	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(72)			(72)

Change in net unrealized gain on securities available-for-sale net of $1,664 tax effect					2,375		2,375
Change in restricted stock	101		(101)				-
Stock based compensation			291				291
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		1,006		(4,987)			(3,981)
Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				82,085			82,085

Change in net unrealized loss on securities net of $3,998 tax effect					(5,711)		(5,711)
Change in restricted stock	101		(101)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			167				167
Purchase of treasury stock						(278)	(278)
Preferred stock accretion and declared dividends		1,073		(1,584)			(511)
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The Company uses the accrual basis of accounting for financial reporting purposes.  Certain reclassifications were made to prior year amounts to conform to the current year presentation.

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) and following general practices within the banking industry requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Although these estimates and assumptions are based on the best available information, actual results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.  Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries and are not included in the consolidated financial statements.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, such as federal funds sold and securities purchased under agreements to resell.

Securities – Securities are classified as available-for-sale or held-to-maturity at the time of purchase or transfer.

Securities that are classified as available-for-sale are carried at fair value.  Unrealized gains and losses, net of related deferred income taxes, are recorded in stockholders’ equity as a separate component of accumulated other comprehensive income.

Securities held-to-maturity are carried at amortized cost and the discount or premium created in the transfer from available-for-sale is accreted or amortized to the maturity or expected payoff date but not an earlier call.  The Company reclassified certain securities, chosen by management, to held-to-maturity effective September 1, 2013.  No new purchases were made in the held-to-maturity classification during the fourth quarter.

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

Federal Home Loan Bank and Federal Reserve Bank Stock – The Company owns the stock of the Federal Home Loan Bank of Chicago (“FHLBC”) and the Federal Reserve Bank of Chicago (“Reserve Bank”).  Both of these entities require the Bank to invest in their nonmarketable stock as a condition of membership.  The FHLBC is a governmental sponsored entity.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLBC.  The Company records dividends in income on the ex-dividend date.  Reserve Bank stock is redeemable at par, therefore, market value equals cost.

Loans Held-for-Sale – The Bank originates residential mortgage loans, which consist of loan products eligible for sale to the secondary market.  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held-for-sale is determined using quoted secondary market prices on similar loans.

Loans – Loans held-for-investment are carried at the principal amount outstanding, including certain net deferred loan origination fees.  Interest income on loans is accrued based on principal amounts outstanding.  Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the life of the related loans or commitments as a yield adjustment.  Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment.  Other credit-related fees are recognized as fee income when earned.

Concentration of Credit Risk – Most of the Company’s business activity is with customers located within Kane, Kendall, DeKalb, DuPage, LaSalle, Will and southwestern Cook counties in Illinois.  These banking centers surround the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within its market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.

Commercial and Industrial Loans – Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans.  Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial Real Estate Loans – Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Residential Real Estate Loans – These are loans that are extended to purchase or refinance 1 – 4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1 – 4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower.

Real Estate Construction & Development Loans – The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Consumer Loans – Consumer loans include loans extended primarily for consumer and household purposes although they may include very small business loans for the purchase of vehicles and equipment to a single-owner enterprise and could include business purpose lines of credit if made under the terms of a small business product whose features and underwriting criteria are specified in advance by the Loan Committee.  These also include overdrafts and other items not captured by the definitions above.

Nonaccrual loans – Generally, commercial loans and loans secured by real estate are placed on nonaccrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status whether or not the loan is 90 days or more past due. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  After the loan is placed on nonaccrual, all debt service payments are applied to the principal on the loan.  Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible.  A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal and interest outstanding.

Troubled Debt Restructurings (“TDRs”) – A restructuring of debt is considered a TDRs when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity, that it would not otherwise consider.  Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.  The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured.  For a TDRs to accrue interest, the borrower must demonstrate both some level of past performance and the capacity to perform under the modified terms.  Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDRs is returned to accrual status.  However, the period could vary depending on the individual facts and circumstances of the loan.  An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms.  This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable.

Impaired Loans – Impaired loans consist of nonaccrual loans and TDRs (both accruing and on nonaccrual).  A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement based on current information and events.  With the exception of TDRs still accruing interest, loans deemed to be impaired are classified as nonaccrual and are exclusive of smaller homogeneous loans, such as home equity, 1-4 family mortgages, and consumer loans.  When a loan is designated as impaired, any subsequent principal and interest payments received are applied to the principal on the loan.

90-Days or Greater Past Due Loans – 90-days or more past due loans are loans with principal or interest payments three months or more past due, but that still accrue interest.  The Company continues to accrue interest if it determines these loans are sufficiently collateralized and the process of collection will conclude within a reasonable time period.

Allowance for Loan Losses – The allowance for loan losses is comprised of the allowance for loan losses calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio.  Determination of the allowance for loan losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, and other credit market factors.

Loans deemed to be uncollectible are charged-off against the allowance for loan losses while recoveries of amounts previously charged-off are credited to the allowance for loan losses.  Approved releases from previously established loan loss reserves authorized under our allowance methodology also reduce the allowance for loan losses.  Additions to the allowance for loan losses are established through the provision for loan losses charged to expense.  The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.  The Company had no major methodology changes in 2013 and only minor changes in two management factors included in the methodology calculations.

The allowance for loan losses methodology consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the value of the loan, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact as assessed by management in detailed loan review sessions of other internal and external qualitative and credit market factors.

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

•                 Changes in the quality of the Company’s loan review system and board of directors’ oversight.

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

The establishment of the allowance for loan losses involves a high degree of judgment and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond the Company’s direct control, including the performance of its loan portfolio, the economy, changes in interest rates and property values, and the interpretation of loan risk classifications by regulatory authorities.  While each component of the allowance for loan losses is determined separately, the entire balance is available for the entire loan portfolio.

Mortgage Servicing Rights – The Bank is also involved in the business of servicing mortgage loans.  Servicing activities include collecting principal, interest, and escrow payments from borrowers, making tax and insurance payments on behalf of the borrowers, monitoring delinquencies, executing foreclosure proceedings, and accounting for and remitting principal and interest payments to the investors.  Mortgage servicing rights represent the right to a stream of cash flows and an obligation to perform specified residential mortgage servicing activities.

Mortgage loans that the Company is servicing for others aggregated to $591.5 million and $552.0 million at December 31, 2013, and 2012, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the allowance for loan losses.  If fair value declines after acquisition, a valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer to OREO.  OREO properties are valued at the lower of cost or estimated market less costs subsequent to acquisition.  Operating costs after acquisition are also expensed.

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Gains and losses on dispositions are included in other noninterest income in the Consolidated Statements of Operations.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

Bank-Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value (“CSV”) or the amount that could be realized.  The change in CSV and insurance proceeds received are recorded as BOLI income in the Consolidated Statements of Operations in noninterest income.

Core Deposit Intangible Assets – The core deposit intangible (“CDI”) is amortized over its useful life.  The CDI was initially measured at fair value and is amortized on an accelerated method over their estimated useful life of twelve years.  It is also evaluated for impairment and impairment, if needed, would be recorded to earnings.

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

The annual impairment analysis, completed as of November 30, 2012, indicated the core deposit intangible was not impaired as the Company passed the first step of the impairment test.  However, during 2012 management determined that the fair value of the intangible asset had declined largely due to a significant reduction in the cost of funds compared to the alternative funds rate used in the impairment analysis.  Expecting these circumstances to continue throughout 2012 and beyond, management believed the useful life of the core deposit intangible has decreased.  Management increased the amortization expense for the year ended December 31, 2012, by $622,000.  The Company’s November 30, 2013 annual impairment analysis indicated the core deposit intangible was not impaired.  The carrying value of the intangible asset decreased from $3.3 million at December 31, 2012, to $1.2 million at December 31, 2013.  Further, estimated future amortization expense as of December 31, 2013, indicates that the asset will be fully amortized by December 31, 2014.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Wealth Management – Assets held in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries.  Fee income is recognized on a cash basis and is included as a component of noninterest income in the Consolidated Statements of Operations.

Advertising Costs – All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Long-term Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the income statement.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as an increase to additional paid-in capital.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction and in Illinois.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  A full valuation allowance was previously established for the deferred tax assets excluding an asset associated with a net unrealized gain or loss on available-for-sale investment securities.  At September 30, 2013, the Company reversed a significant portion of the valuation allowance after an analysis of both positive and negative evidence concerning the likelihood of deferred tax asset recognition under GAAP.  Due to the implicit recovery of the book basis of the underlying securities along with management’s intent and ability to hold the securities to recovery or maturity, no valuation allowance on this specific deferred tax asset has been established.

The Company is under examination by the State of Illinois for the tax years 2008 and 2009.  The Company conducts a regular assessment of uncertain tax positions and will establish reserves for tax related interest and penalties with those amounts reflected in income tax expense.  The Company did not have any material amounts accrued for interest and penalties at either December 31, 2013, or December 31, 2012.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding for the period.  The basic EPS computation excludes the dilutive effect of all common stock equivalents.  Diluted EPS is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding plus all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and under the common stock warrant issued to Treasury through the CPP and subsequently sold to a third party at auction.  Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Statements of Financial Condition.  Treasury stock issued is valued based on the “last in, first out” inventory method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

Mortgage Banking Derivatives – As part of ongoing residential mortgage business, the Company enters into mortgage banking derivatives such as forward contracts and interest rate lock commitments.  The derivatives and loans held-for-sale are carried at fair value with the changes in fair value recorded in current earnings.  The net gain or loss on mortgage banking derivatives is included in gain on sale of loans.

Derivative Financial Instruments – The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps.  Under accounting guidance all derivative instruments are recorded on the balance sheet, in either other assets or other liabilities, at fair value.  The accounting for the gain or loss resulting from changes in fair value depends on the intended use of the derivative.  For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings, together with the offsetting loss or gain on the hedged item.  This results in an earnings impact only to the extent that the hedge is not completely effective in achieving offsetting changes in fair value.  If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative are deferred and reported as a component of accumulated other comprehensive income, which is a component of shareholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  Counterparty risk with correspondent banks is considered through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  The credit valuation reserve recorded on customer interest rate swap positions was determined based upon management’s estimate of the amount of credit risk exposure, including available collateral protection and/or by utilizing an estimate related to a probability of default as indicated in the Bank credit policy.  Deferred gains and losses from derivatives that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Comprehensive Income (Loss) – Comprehensive income (loss) is the total of reported earnings all other revenues, expenses, gains, and losses that are not reported in earnings under GAAP.  The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss): (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in unrealized gains or losses on securities held-to-maturity established upon transfer from securities available-for-sale, and (iii) changes in the fair value of derivatives designated under cash flow hedges (when applicable).

New Accounting Pronouncements:  In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  The impact of ASU 2013-02 on the Company’s consolidated financial statements is reflected in the consolidated statement of comprehensive income (loss) and has been reflected in the Company’s financial statements since January 1, 2013.

Note 2: Cash and Due from Banks

The Bank is required to maintain reserve balances with the Reserve Bank.  In accordance with the Reserve Bank requirements, the average reserve balances were $8.5 million and $8.4 million, for the years ending December 31, 2013, and 2012, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.  The Bank also has a $4.4 million pledge requirement, met with cash, to a correspondent bank as it relates to credit card processing services.

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

Investments are comprised of debt securities and non-marketable equity investments.  Until the third quarter of 2013, all debt securities had been classified as available-for-sale.  Securities available-for-sale are carried at fair value.  Unrealized gains and losses, net of tax, on securities available-for-sale are reported as a separate component of equity.  This balance sheet component changes as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.

As of September 1, 2013, securities with a fair value of $237.2 million, a cost basis of $245.4 million, with an August 31, 2013, unrealized loss of $8.2 million, were transferred from available-for-sale to held-to-maturity.  In addition, new held-to-maturity securities purchases were made during September 2013.  Specifically, two purchases were made of securities issued by the Government National Mortgage Association.  In accordance with GAAP, the Company has the positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are carried at amortized cost and the discount or premium created in the transfer is accreted or amortized to the maturity or expected payoff date but not an earlier call.  The Company has followed and will follow GAAP accounting on all securities holdings.

Nonmarketable equity investments include FHLBC stock and Reserve Bank stock.  FHLBC stock was recorded at a value of $5.5 million at December 31, 2013, a decrease of $910,000 from December 31, 2012.  Reserve Bank stock was recorded at $4.8 million at December 31, 2013, which was unchanged from December 31, 2012.  Our FHLBC stock is necessary to maintain our continued access to FHLBC advances.  In late 2011, management at the Bank evaluated the October 17, 2011, FHLBC Capital Plan and determined the best overall course for the Bank was to accept the stock conversion as of January 1, 2012.  Subsequently, during the first half of 2012 management redeemed excess FHLBC stock held by the Bank reducing the value of FHLBC stock held by the Bank to $6.4 million at December 31, 2012.

The following table summarizes the amortized cost and fair value of securities at December 31, 2013, and 2012 and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,549	$-	$(5)	$1,544
U.S. government agencies	1,738	-	(66)	1,672
States and political subdivisions	16,382	629	(217)	16,794
Corporate Bonds	15,733	17	(648)	15,102
Collateralized mortgage obligations	66,766	256	(3,146)	63,876
Asset-backed securities	274,118	2,168	(3,083)	273,203
Total Securities Available-for-Sale	$376,286	$3,070	$(7,165)	$372,191
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$35,268	$45	$(73)	$35,240
Collateralized mortgage obligations	221,303	643	(2,858)	219,088
Total Securities Held-to-Maturity	$256,571	$688	$(2,931)	$254,328

December 31, 2012:
Securities Available-for-Sale
U.S. Treasury	$1,500	$7	$-	$1,507
U.S. government agencies	49,848	122	(120)	49,850
U.S. government agency mortgage-backed	127,716	1,605	(583)	128,738
States and political subdivisions	14,639	1,216	-	15,855
Corporate Bonds	36,355	586	(55)	36,886
Collateralized mortgage obligations	168,795	1,895	(1,090)	169,600
Asset-backed securities	165,347	2,468	(322)	167,493
Collateralized debt obligations	17,941	-	(7,984)	9,957
Total Securities Available-for-Sale	$582,141	$7,899	$(10,154)	$579,886

During the twelve months ended December 31, 2013, we added $48.9 million to the total securities portfolio (net of payoffs, maturities, sales, calls, amortization and accretion).  This change is largely found in the collateralized mortgage obligations and asset-backed securities components.

Securities valued at $266.7 million as of December 31, 2013, (up from $210.1 million at year-end 2012) were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2013, by contractual maturity, were as set forth below.  Securities not due at a single maturity date, mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$773	3.58%	$785
Due after one year through five years	4,725	3.38%	5,023
Due after five years through ten years	23,161	3.23%	22,649
Due after ten years	6,743	4.38%	6,655
	35,402	3.48%	35,112
Collateralized mortgage obligations	66,766	2.53%	63,876
Asset-backed	274,118	1.70%	273,203
	$376,286	2.01%	$372,191
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$256,571	3.06%	$254,328

At December 31, 2013, the Company’s investments include asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, not less than 97% of the original principal amount of the loans made under FFEL were guaranteed by the U.S. Department of Education.  A number of major student loan originators packaged loans and sold them as asset-backed securities.  The Company has accumulated the securities of the following three different originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	December 31, 2013
	Amortized	Fair
Issuer	Cost	Value

Access Group	$24,220	$24,962
Northstar Education Finance	95,320	96,327
GCO Education Loan Funding Corp	39,664	38,085

The Company has also invested over ten percent of the Company’s stockholders equity in mortgage-backed securities issued by Credit Suisse Mortgage Trust, a trust formed by Credit Suisse Mortgage Corporation.  The securities held by the Company are backed by residential mortgage loans that were not eligible for securitization by the U.S. Government or any of its agencies.  As of December 31, 2013, the book value of the securities issued by Credit Suisse Mortgage Corporation was $28.9 million and the market value of such securities was $26.3 million and are rated “AAA” by Standard & Poor’s.  The “AAA” rating is supported by other bonds in the issuance structure that are subordinate to the securities purchased by the Company, meaning that the subordinate bonds will absorb losses to principal before any loss can impact the Company’s securities.

Securities with unrealized losses at December 31, 2013, and 2012 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			Greater than 12 months
2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$5	$1,544	-	$-	$-	1	$5	$1,544
U.S. government agencies	-	-	-	1	66	1,672	1	66	1,672
States and political subdivisions	6	217	4,625	-	-	-	6	217	4,625
Corporate bonds	4	429	10,493	2	219	2,796	6	648	13,289
Collateralized mortgage obligations	5	3,146	54,021	-	-	-	5	3,146	54,021
Asset-backed securities	11	2,836	99,466	2	247	6,368	13	3,083	105,834
	27	$6,633	$170,149	5	$532	$10,836	32	$7,165	$180,985
Securities Held-to-Maturity
Collateralized mortgage obligations	6	$73	$19,134	-	$-	$-	6	$73	$19,134
Asset-backed securities	19	2,858	156,632	-	-	-	19	2,858	156,632
	25	$2,931	$175,766	-	$-	$-	25	$2,931	$175,766

	Less than 12 months			Greater than 12 months
2012	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	4	$120	$17,039	-	$-	$-	4	$120	$17,039
U.S. government agency mortgage-backed	12	583	53,184	-	-	-	12	583	53,184
Corporate bonds	4	55	9,724	-	-	-	4	55	9,724
Collateralized mortgage obligations	6	1,060	37,778	1	30	2,343	7	1,090	40,121
Asset-backed securities	6	322	37,488	-	-	-	6	322	37,488
Collateralized debt obligations	-	-	-	2	7,984	9,957	2	7,984	9,957
	32	$2,140	$155,213	3	$8,014	$12,300	35	$10,154	$167,513

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

	Years ended December 31,
	2013	2012
Proceeds from sales of securities	$533,302	$223,860
Gross realized gains on securities	5,376	1,937
Gross realized losses on securities	(7,288)	(362)
Securities (losses) gains, net	$(1,912)	$1,575
Income tax (benefit) expense on net realized (losses) gains	$(784)	$641

Note 4: Loans

Major classifications of loans at December 31 were as follows:

	2013	2012
Commercial	$94,736	$86,941
Real estate - commercial	560,233	579,687
Real estate - construction	29,351	42,167
Real estate - residential	390,201	414,543
Consumer	2,760	3,101
Overdraft	628	994
Lease financing receivables	10,069	6,060
Other	12,793	16,451
	1,100,771	1,149,944
Net deferred loan fees and costs	485	106
	$1,101,256	$1,150,050

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is generally protected through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 89.0% and 90.1% of the portfolio at December 31, 2013, and December 31, 2012, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2013, and December 31, 2012, were as follows:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$-	$-	$-	$-	$104,778	$27	$104,805	$-
Real estate - commercial
Owner occupied general purpose	290	526	-	816	117,938	3,180	121,934	-
Owner occupied special purpose	511	-	-	511	164,277	7,671	172,459	-
Non-owner occupied general purpose	218	-	-	218	132,331	5,708	138,257	-
Non-owner occupied special purpose	-	-	-	-	73,325	661	73,986	-
Retail properties	-	-	-	-	34,034	3,144	37,178	-
Farm	-	-	-	-	16,419	-	16,419	-
Real estate - construction
Homebuilder	-	-	-	-	3,515	168	3,683	-
Land	-	-	-	-	4,436	209	4,645	-
Commercial speculative	-	-	-	-	11,235	1,913	13,148	-
All other	32	-	-	32	7,404	439	7,875	-
Real estate - residential
Investor	581	171	-	752	140,926	6,615	148,293	-
Owner occupied	4,414	308	87	4,809	106,184	5,967	116,960	87
Revolving and junior liens	650	76	-	726	121,013	3,209	124,948	-
Consumer	5	-	-	5	2,755	-	2,760	-
All other[1]	-	-	-	-	13,906	-	13,906	-
	$6,701	$1,081	$87	$7,869	$1,054,476	$38,911	$1,101,256	$87

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Nonaccrual	Total Loans	Recorded Investment 90 days or Greater Past Due and Accruing
Commercial	$159	$-	$-	$159	$92,080	$762	$93,001	$-
Real estate - commercial
Owner occupied general purpose	1,580	50	-	1,630	119,994	5,487	127,111	-
Owner occupied special purpose	172	-	-	172	149,439	11,433	161,044	-
Non-owner occupied general purpose	-	1,046	-	1,046	128,817	13,436	143,299	-
Non-owner occupied special purpose	-	4,304	-	4,304	69,299	477	74,080	-
Retail properties	-	-	-	-	37,732	10,532	48,264	-
Farm	-	-	-	-	23,372	2,517	25,889	-
Real estate - construction
Homebuilder	-	-	-	-	4,469	1,855	6,324	-
Land	-	-	-	-	2,747	254	3,001	-
Commercial speculative	-	-	-	-	10,755	6,587	17,342	-
All other	300	215	68	583	14,360	557	15,500	68
Real estate - residential
Investor	276	164	-	440	140,141	9,910	150,491	-
Owner occupied	3,151	375	21	3,547	110,735	9,918	124,200	21
Revolving and junior liens	888	203	-	1,091	134,990	3,771	139,852	-
Consumer	3	-	-	3	3,075	23	3,101	-
All other[1]	-	-	-	-	17,551	-	17,551	-
	$6,529	$6,357	$89	$12,975	$1,059,556	$77,519	$1,150,050	$89

1. The “All other” class includes overdrafts and net deferred loan fees and costs.

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

Credit Quality Indicators by class of loans as of December 31, 2013, and December 31, 2012, were as follows:

December 31, 2013	Pass	Special Mention	Substandard [1]	Doubtful	Total Loans
Commercial	$96,371	$7,953	$481	$-	$104,805
Real estate - commercial
Owner occupied general purpose	105,683	9,048	7,203	-	121,934
Owner occupied special purpose	162,586	1,968	7,905	-	172,459
Non-owner occupied general purpose	122,844	1,826	13,587	-	138,257
Non-owner occupied special purpose	59,674	9,840	4,472	-	73,986
Retail Properties	30,059	2,989	4,130	-	37,178
Farm	16,419	-	-	-	16,419
Real estate - construction
Homebuilder	1,745	1,770	168	-	3,683
Land	4,436	-	209	-	4,645
Commercial speculative	7,674	3,561	1,913	-	13,148
All other	7,109	32	734	-	7,875
Real estate - residential
Investor	135,136	3,407	9,750	-	148,293
Owner occupied	109,261	-	7,699	-	116,960
Revolving and junior leins	120,589	388	3,971	-	124,948
Consumer	2,759	-	1	-	2,760
All other	13,906	-	-	-	13,906
Total	$996,251	$42,782	$62,223	$-	$1,101,256

December 31, 2012	Pass	Special Mention	Substandard [1]	Doubtful	Total Loans
Commercial	$88,071	$3,867	$1,063	$-	$93,001
Real estate - commercial
Owner occupied general purpose	113,118	2,995	10,998	-	127,111
Owner occupied special purpose	134,152	9,036	17,856	-	161,044
Non-owner occupied general purpose	105,192	14,273	23,834	-	143,299
Non-owner occupied special purpose	68,682	3,911	1,487	-	74,080
Retail Properties	32,715	1,873	13,676	-	48,264
Farm	21,262	2,110	2,517	-	25,889
Real estate - construction
Homebuilder	1,318	2,196	2,810	-	6,324
Land	2,747	-	254	-	3,001
Commercial speculative	7,122	-	10,220	-	17,342
All other	14,607	37	856	-	15,500
Real estate - residential
Investor	123,876	14,608	12,007	-	150,491
Owner occupied	110,858	396	12,946	-	124,200
Revolving and junior leins	133,992	166	5,694	-	139,852
Consumer	3,075	-	26	-	3,101
All other	17,331	220	-	-	17,551
Total	$978,118	$55,688	$116,244	$-	$1,150,050

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of December 31, 2013, were as follows:

				Year to date
				December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$27	$34	$-	$112	$-
Commercial real estate
Owner occupied general purpose	2,543	3,006	-	3,508	3
Owner occupied special purpose	3,371	4,117	-	5,275	-
Non-owner occupied general purpose	5,428	6,709	-	9,892	75
Non-owner occupied special purpose	661	919	-	569	-
Retail properties	3,144	3,811	-	5,962	-
Farm	-	-	-	1,259	-
Construction
Homebuilder	2,016	2,016	-	3,085	97
Land	209	308	-	232	-
Commercial speculative	738	742	-	1,501	-
All other	4	35	-	41	-
Residential
Investor	5,984	8,338	-	5,576	-
Owner occupied	9,179	10,451	-	9,284	209
Revolving and junior liens	1,771	2,313	-	1,570	6
Consumer	-	-		11	-
Total impaired loans with no recorded allowance	35,075	42,799	-	47,877	390
With an allowance recorded
Commercial	-	-	-	283	-
Commercial real estate
Owner occupied general purpose	730	792	264	872	-
Owner occupied special purpose	4,300	4,702	759	4,277	-
Non-owner occupied general purpose	939	1,030	129	1,859	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	876	-
Farm	-	-	-	-	-
Construction
Homebuilder	168	604	76	97	-
Land	-	-	-	-	-
Commercial speculative	1,175	1,808	17	2,748	-
All other	436	468	262	458	-
Residential
Investor	684	913	160	2,713	-
Owner occupied	1,565	1,831	170	3,737	-
Revolving and junior liens	1,498	1,848	558	1,981	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	11,495	13,996	2,395	19,901	-
Total impaired loans	$46,570	$56,795	$2,395	$67,778	$390

Impaired loans by class of loan as of December 31, 2012, were as follows:

				Year to date
				December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$196	$229	$-	$354	$-
Commercial real estate
Owner occupied general purpose	4,473	5,021	-	4,616	-
Owner occupied special purpose	7,180	8,486	-	9,893	-
Non-owner occupied general purpose	14,356	17,381	-	11,329	270
Non-owner occupied special purpose	477	634	-	928	-
Retail properties	8,780	15,323	-	6,683	-
Farm	2,517	2,517	-	1,798	-
Construction
Homebuilder	4,155	4,729	-	7,413	119
Land	254	308	-	1,140	-
Commercial speculative	2,265	3,451	-	5,907	-
All other	78	168	-	2,193	-
Residential
Investor	5,168	6,979	-	4,075	-
Owner occupied	9,389	11,002	-	10,635	249
Revolving and junior liens	1,368	1,689	-	1,428	4
Consumer	23	23		11	-
Total impaired loans with no recorded allowance	60,679	77,940	-	68,403	642
With an allowance recorded
Commercial	566	619	458	610	-
Commercial real estate
Owner occupied general purpose	1,014	1,057	230	4,499	-
Owner occupied special purpose	4,253	6,200	712	4,106	-
Non-owner occupied general purpose	2,779	3,906	204	5,588	-
Non-owner occupied special purpose	-	-	-	217	-
Retail properties	1,752	1,812	1,102	6,531	-
Farm	-	-	-	248	-
Construction
Homebuilder	26	75	3	1,115	-
Land	-	-	-	-	-
Commercial speculative	4,322	6,613	757	4,495	-
All other	479	649	353	430	-
Residential
Investor	4,742	5,954	477	8,514	-
Owner occupied	5,909	6,923	1,089	7,141	40
Revolving and junior liens	2,464	2,625	874	1,908	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	28,306	36,433	6,259	45,402	40
Total impaired loans	$88,985	$114,373	$6,259	$113,805	$682

TDRs are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession of principal or interest and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank does participate in the Treasury’s Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

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

TDRs that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended December 31, 2013
	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[1]	1	$610	$433
Real estate - residential
Investor
Other[2]	1	54	54
Owner occupied
Deferral[1]	1	137	136
	3	$801	$623

	TDR Modifications
	Twelve months ended December 31, 2012
	# of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[1]	3	$1,772	$1,369
Interest[3]	1	2,921	2,685
Other[2]	1	105	102
Real estate - construction
Interest[3]	1	460	412
Real estate - residential
Investor
Other[2]	1	174	174
Owner occupied
Deferral[1]	2	513	145
Bifurcate[4]	1	337	87
Other[2]	2	214	147
Revolving and junior liens
HAMP[5]	1	117	61
	13	$6,613	$5,182

1 Deferral: Refers to the deferral of principal

2 Other: Change of terms from bankruptcy court

3 Interest: Refers to change of interest rate

4 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

5 HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case when they fail to be in compliance with the modified terms.  The following table presents TDRs that defaulted during the periods shown and were restructured within the 12-month period prior to default:

	TDR Default Activity		TDR Default Activity
	Twelve Months ending December 31, 2013		Twelve Months ending December 31, 2012
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - commercial
Owner occupied special purpose	1	$610	-	$-
Real estate - construction
Commercial speculative	-	-	1	460
Real estate - residential
Investor	1	155	-	-
Owner occupied	2	312	-	-
	4	$1,077	1	$460

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2013.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2013	2012
Beginning balance	$3,586	$4,318
New loans	27,616	13,486
Repayments and other reductions	(24,831)	(14,118)
Change in related party status	43	(100)
Ending balance	$6,414	$3,586

No loans to principal officers, directors, and their affiliates were past due greater than 90 days at either December 31, 2013, or December 31, 2012.

Note 5: Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment as of and for the year ending December 31, 2013, were as follows:

		Real Estate	Real Estate	Real Estate
	Commercial	Commercial[1]	Construction	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	316	2,985	1,014	6,293	597	-	11,205
Recoveries	119	5,325	1,266	1,221	508	-	8,439
Provision	(2,070)	(5,677)	(2,109)	3,374	350	(2,418)	(8,550)
Ending balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281

Ending balance: Individually evaluated for impairment	$-	$1,152	$355	$888	$-	$-	$2,395
Ending balance: Collectively evaluated for impairment	$2,250	$15,611	$1,625	$1,949	$1,439	$2,012	$24,886

Loans:
Ending balance	$104,805	$560,233	$29,351	$390,201	$2,760	$13,906	$1,101,256
Ending balance: Individually evaluated for impairment	$27	$21,116	$4,746	$20,681	$-	$-	$46,570
Ending balance: Collectively evaluated for impairment	$104,778	$539,117	$24,605	$369,520	$2,760	$13,906	$1,054,686

1 As of December 31, 2013, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $17.2 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $2.1 million at December 31, 2013.

The Company’s allowance for loan loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within loan portfolio segments, market conditions and established credit review administration practices.

Changes in the allowance for loan losses by segment of loans based on method of impairment as of and for the year ending December 31, 2012, were as follows:

		Real Estate	Real Estate	Real Estate
	Commercial	Commercial[1]	Construction	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	344	13,508	4,969	8,406	638	-	27,865
Recoveries	115	3,576	3,420	583	487	-	8,181
Provision	(324)	(738)	(2,551)	6,023	445	3,429	6,284
Ending balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597

Ending balance: Individually evaluated for impairment	$458	$2,248	$1,113	$2,440	$-	$-	$6,259
Ending balance: Collectively evaluated for impairment	$4,059	$17,852	$2,724	$2,095	$1,178	$4,430	$32,338

Loans:
Ending balance	$93,001	$579,687	$42,167	$414,543	$3,101	$17,551	$1,150,050
Ending balance: Individually evaluated for impairment	$762	$47,581	$11,579	$29,040	$23	$-	$88,985
Ending balance: Collectively evaluated for impairment	$92,239	$532,106	$30,588	$385,503	$3,078	$17,551	$1,061,065

1 As of December 31, 2012, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $22.7 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $1.8 million at December 31, 2012.

Note 6: Other Real Estate Owned

Details related to the activity in the net OREO portfolio for the periods presented is itemized in the following table:

	Twelve Months Ended
	December 31,
Other real estate owned	2013	2012
Beginning balance	$72,423	$93,290
Property additions	19,194	32,121
Development improvements	73	701
Less:
Property Disposals, net of gains/losses	41,712	36,854
Period valuation adjustments	8,441	16,835
Other real estate owned	$41,537	$72,423

Activity in the valuation allowance was as follows:

	2013	2012
Balance at beginning of year	$31,454	$23,462
Provision for unrealized losses	8,293	16,385
Reductions taken on sales	(17,389)	(8,843)
Other adjustments	(74)	450
Balance at end of year	$22,284	$31,454

Expenses related to foreclosed assets includes:

	2013	2012
Gain on sales, net	$(1,956)	$(2,198)
Provision for unrealized losses	8,293	16,385
Operating expenses	5,705	7,973
Less:
Lease revenue	1,295	3,497
	$10,747	$18,663

Note 7: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2013			2012
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$17,474	$-	$17,474	$17,474	$-	$17,474
Buildings	45,903	20,714	25,189	45,759	19,574	26,185
Leasehold improvements	74	72	2	74	72	2
Furniture and equipment	39,919	36,579	3,340	38,681	35,340	3,341
	$103,370	$57,365	$46,005	$101,988	$54,986	$47,002

Note 8: Deposits

Major classifications of deposits at December 31 were as follows:

	2013	2012
Noninterest bearing demand	$373,389	$379,451
Savings	228,589	216,305
NOW accounts	297,852	286,860
Money market accounts	309,859	323,811
Certificates of deposit of less than $100,000	288,345	318,844
Certificates of deposit of $100,000 or more	184,094	191,948
	$1,682,128	$1,717,219

The Company had no brokered certificates of deposit as of December 31, 2013, and 2012.  Deposits held by senior officers and directors, including their related interests, totaled $3.4 million and $2.1 million, respectively, as of December 31, 2013, and 2012.

At December 31, 2013, scheduled maturities of time deposits were as follows:

2014	$313,231
2015	87,359
2016	24,082
2017	15,066
2018	32,701
Total	$472,439

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31:

	2013	2012
3 months or less	$24,415	$20,701
Over 3 months through 6 months	21,137	15,594
Over 6 months through 12 months	77,718	52,609
Over 12 months	60,824	103,044
	$184,094	$191,948

Note 9: Borrowings

Borrowings at December 31 are as follows:

	2013	2012
Securities sold under repurchase agreements	$22,560	$17,875
FHLBC advances[1]	5,000	100,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$131,438	$221,753

1Included in other short-term borrowing on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U. S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $22.6 million at December 31, 2013, and $17.9 million at December 31, 2012.  The fair value of the pledged collateral was $39.2 million and $26.0 million at December 31, 2013 and December 31, 2012, respectively.  At year end 2013, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The following table is a summary of additional information related to repurchase agreements:

	2013	2012
Average daily balance during the year	$23,313	$4,826
Average interest rate during the year	0.01%	0.04%
Maximum month-end balance during the year	$30,510	$17,875
Weighted average interest rate at year-end	0.01%	0.05%

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and the Company’s total borrowings from the FHLBC are generally limited to the lower of 35% of the Company’s total assets or 60% of the book value of certain mortgage loans.  As of December 31, 2013, the Bank had taken an advance of $5.0 million at 0.13% interest on the FHLBC stock valued at $5.5 million.  This advance matured on January 2, 2014 and was replaced with short term FHLBC advances that matured in January 2014.  Additional drawdowns and repayments of FHLBC advances have been and will be conducted in the normal course of Company business.  Previous borrowing capacity at the Reserve Bank that was not used at either December 31, 2013, or December 31, 2012, was dropped by the Company in October 2013, as management determined that it was not needed given current and prospective liquidity projections.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured and the senior line of credit has been terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2012, and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

Pursuant to the Written Agreement (the “Written Agreement”) the Company entered into with the Reserve Bank, the Company was required to receive the Reserve Bank’s approval prior to making any interest payments on the subordinated debt.  In January 2014 the Reserve Bank notified the Company that the Written Agreement was terminated.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties and financial covenants.  At December 31, 2013, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Prior to 2013, the Company had been out of compliance with two of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31, were as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2014	$27,560	0.02%	$117,875	0.12%
2015	-	-	-	-
2016	-	-	-	-
2017	-	-	-	-
2018	45,500	1.76%	-	-
Thereafter	58,378	7.35%	103,878	4.95%
Total	$131,438	3.88%	$221,753	2.38%

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) as discussed in Note 20.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on the trust preferred securities.  Both of the debentures issued by the Company are recorded on the Consolidated Balance Sheets as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010, on the deferred payments totaled $17.0 million and $11.7 million at December 31, 2013, and December 31, 2012, respectively.

Note 11: Income Taxes

Income tax expense (benefit) for the year ended December 31 was as follows:

	2013	2012
Current federal	$105	$-
Current state	29	-
Deferred federal	2,780	(302)
Deferred state	989	(436)
Change in valuation allowance	(74,145)	738
	$(70,242)	$-

The following were the components of the deferred tax assets and liabilities as of December 31:

	2013	2012
Allowance for loan losses	$12,725	$18,236
Deferred compensation	788	679
Amortization of core deposit asset	1,656	965
Goodwill amortization/impairment	15,252	16,796
Stock option expense	583	785
OREO write downs	10,041	16,632
Federal net operating loss (“NOL”) carryforward	28,023	20,736
State net operating loss (“NOL”) carryforward	11,847	10,186
Deferred tax credit	1,444	1,444
Other assets	1,166	585
Total deferred tax assets	83,525	87,044

Accumulated depreciation on premises and equipment	(1,035)	(1,063)
Accretion on securities	(8)	(122)
Mortgage servicing rights	(2,571)	(1,819)
State tax benefits	(6,994)	(7,315)
Other liabilities	(178)	(217)
Total deferred tax liabilities	(10,786)	(10,536)
Net deferred tax asset before valuation allowance	72,739	76,508
Tax benefit on net unrealized losses on securities	4,927	928
Valuation allowance	(2,363)	(76,508)
Net deferred tax asset	$75,303	$928

At December 31, 2013, the Company had $80.1 million federal net operation loss (“NOL”) carryforward of which, $25.3 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032 and $14.8 million expires in 2033.  The Company had $124.7 million state NOL carryforward of which, $29.4 million expires in 2021, and $95.3 million expires in 2025.  In addition, the Company had $1.4 million in alternative minimum tax credit that can be carried forward indefinitely.

The components of the provision for deferred income tax expense (benefit) were as follows:

	2013	2012
Provision for loan losses	$5,511	$6,125
Deferred Compensation	(109)	(51)
Amortization of core deposit asset	(691)	(382)
Stock option expense	202	326
OREO write downs	6,591	(6,538)
Federal net operating loss carryforward	(7,287)	(926)
State net operating loss carryforward	(1,661)	(446)
Depreciation	(28)	(202)
Net premiums and discounts on securities	(114)	85
Mortgage servicing rights	752	281
Goodwill amortization/impairment	1,544	1,526
State tax benefits	(321)	114
Change in valuation allowance	(74,145)	738
Other, net	(620)	(650)
Total deferred tax benefit	$(70,376)	$-

Effective tax rates differ from federal statutory rates applied to financial statement loss due to the following:

	2013	2012
Tax at statutory federal income tax rate	$4,145	$(25)
Nontaxable interest income, net of disallowed interest deduction	(245)	(192)
BOLI income	(694)	(563)
State income taxes, net of federal benefit	662	(53)
Change in valuation allowance	(74,145)	738
Deficiency from restricted stock	10	299
Other, net	25	(204)
Tax at effective tax rate	$(70,242)	$-

The Company recorded a tax benefit of $70.2 million on $11.8 million pre-tax income for the year 2013. The tax benefit was composed of $134,000 in current income tax expense and $3.8 million in deferred income tax expense offset by a $74.1 million reversal of the deferred tax valuation allowance reserve.  The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  Negative evidence identified included a reduction in net interest margin as a result of the current rate environment, and historic runoff of loans.  After evaluating all of the evidence, the Company believes it will more likely than not utilize the net deferred tax assets and reversed a significant portion of the valuation reserve on the net deferred tax asset in the third quarter of 2013.

Note 12: Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, nonqualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 45,368 at December 31, 2013.  Stock based awards may be granted to selected directors, officers or employees at the discretion of the board of directors.

The Company’s board of directors has discretionary authority to establish or change some terms, on a grant-by-grant basis, including the amount of time until the awards vest.  Awards under the Incentive Plan become fully vested upon a merger or change in control of the Company.

Total compensation cost that has been charged against income for those plans was $167,000 and $291,000, in 2013 and 2012, respectively.

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

There were no stock options exercised during 2013 or 2012.  The Company did not grant any options of the Company’s common stock during either of those periods.  All stock options, when granted, are for a term of ten years.  There was no unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan as of December 31, 2013, or 2012.

A summary of stock option activity in the Incentive Plan is as follows for the year ended December 31, 2013:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Beginning outstanding	409,500	$28.75
Canceled	(8,000)	30.81
Expired	(76,000)	25.08
Ending outstanding	325,500	$29.56	2.5	$-

Exercisable at end of year	325,500	$29.56	2.5	$-

Under the incentive plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Restricted stock has voting rights and both of these restricted awards have dividend rights, and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Both restricted stock and restricted units are redeemable in common stock when they vest.  There were 155,500 of restricted units issued in 2013 and 60,000 of restricted awards issued in 2012.  There were no restricted units issued in 2012 and no restricted awards were issued in 2013.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s nonvested restricted awards are as follows for the year ended December 31, 2013:

	December 31, 2013
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	327,920	$2.21
Granted	155,500	3.28
Vested	(241,920)	2.50
Forfeited	(11,000)	2.47
Recaptured after Series B auction	(45,000)	1.25
Nonvested at December 31	185,500	$2.95

As of December 31, 2013, there was $342,000 of total unrecognized compensation cost related to nonvested restricted awards granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.22 years.  There were 241,920 and 144,976 shares that vested during the years ended December 31, 2013, and 2012, respectively.

Note 13: Earnings (Loss) per Share

	2013	2012
Basic earnings (loss) per share:
Weighted-average common shares outstanding	13,939,919	14,074,188
Weighted-average common shares less stock based awards	13,896,893	13,876,129
Weighted-average common shares stock based awards	209,140	331,123
Net earnings (loss) from Operations	$82,085	$(72)
Dividends on preferred shares	5,258	4,987
Net earnings (loss) available to common stockholders	76,827	(5,059)
Common stock dividends	-	-
Un-vested share-based payment awards	-	-
Undistributed earnings (loss)	76,827	(5,059)
Basic earnings (loss) per share common undistributed earnings (loss)	5.45	(0.36)
Basic earnings (loss) per share of common stock	$5.45	$(0.36)

Weighted-average common shares outstanding	13,939,919	14,074,188
Dilutive effect of nonvested restricted awards	166,114	133,064
Diluted average common shares outstanding	14,106,033	14,207,252
Net earnings (loss) available to common stockholders	$76,827	$(5,059)

Diluted earnings (loss) per share	$5.45	$(0.36)

Number of antidilutive options excluded from the diluted earnings (loss) per share calculation	1,140,839	1,224,839

The above earnings (loss) per share calculation did not include 815,339 in a common stock warrant that was outstanding as of December 31, 2013 and 2012.

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

The following table is a summary of financial instrument commitments (in thousands):

	December 31, 2013			December 31, 2012
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$10	$3,886	$3,896	$5	$3,378	$3,383
Commercial standby	-	51	51	-	51	51
Performance standby	1,580	2,723	4,303	1,630	4,217	5,847
	1,590	6,660	8,250	1,635	7,646	9,281

Nonborrower:
Performance standby	-	867	867	240	1,125	1,365
	-	867	867	240	1,125	1,365
Total letters of credit	$1,590	$7,527	$9,117	$1,875	$8,771	$10,646

Unused loan commitments:	$60,681	$185,581	$246,262	$58,330	$195,290	$253,620

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house ATM’s.  As of December 31, 2013, the estimated aggregate minimum annual rental commitments under these leases totaled $129,000 in 2014, $112,000 in 2015, $67,000 in 2016, and $9,000 in 2017 and each year thereafter.  The Company also receives rental income on certain leased properties.  As of December 31, 2013, aggregate future minimum rental income to be received under noncancelable leases totaled $291,000.  Total facility net operating lease revenue/expense recorded under all operating leases was $64,000 of revenue in 2013, and $50,000 of revenue in 2012.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $830,000 in 2013 and $941,000 in 2012.

Legal proceedings

The Company and its subsidiaries, from time to time, pursue collection suits and other actions that arise in the ordinary course of business against their borrowers and are defendants in legal actions arising from normal business activities.  Management, after consultation with legal counsel, believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company based on all known information at this time.

Note 15: Regulatory & Capital Matters

On May 16, 2011, the Bank, a wholly-owned subsidiary of the Company, entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (“OCC”).  Pursuant to the Consent Order, the Bank took certain actions and operated in compliance with the Consent Order’s provisions during its terms.  On October 17, 2013, the OCC terminated the Consent Order.

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

The Bank exceeded both board of directors’ capital ratio objectives.  At December 31, 2013, the Bank’s Tier 1 capital leverage ratio was 10.97%, up 130 basis points from December 31, 2012, and 297 basis points above the 8.00% objective.  The Bank’s total capital ratio was 18.04%, up 318 basis points from December 31, 2012, and 604 basis points above the objective of 12.00%.

On July 22, 2011, the Company entered into a Written Agreement with the Reserve Bank designed to maintain the financial soundness of the Company.  Pursuant to the Written Agreement, the Company took certain actions and operated in compliance with the Written Agreement’s provisions during its term.  On January 17, 2014, the Reserve Bank terminated the Written Agreement.

Under the terms of the now terminated Written Agreement, the Company was required to, among other things: (i) serve as a source of strength to the Bank, including ensuring that the Bank complies with the Consent Order it entered into with the OCC on May 16, 2011; (ii) refrain from declaring or paying any dividend, or taking dividends or other payments representing a reduction in the Bank’s capital, each without the prior written consent of the Federal Reserve and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve (the “Director”); (iii) refrain, along with its nonbank subsidiaries, from making any distributions on subordinated debentures or trust preferred securities without the prior written consent of the Federal Reserve and the Director; (iv) refrain, along with its nonbank subsidiaries, from incurring, increasing or guaranteeing any debt, and from purchasing or redeeming any shares of its capital stock, each without the prior written consent of the Federal Reserve; (v) provide the Federal Reserve with a written plan to maintain sufficient capital at the Company on a consolidated basis; (vi) provide the Federal Reserve with a projection of the Company’s planned sources and uses of cash; (vii) comply with certain regulatory notice provisions pertaining to the appointment of any new director or senior executive officer, or the changing of responsibilities of any senior executive officer; and (viii) comply with certain regulatory restrictions on indemnification and severance payments.  The Company was required to submit and has submitted certain reports to the Federal Reserve with respect to the foregoing requirements.  Although the Written Agreement has been terminated, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its capital stock and incurring any additional indebtedness.

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Capital guidelines.  The general bank and holding company capital adequacy guidelines are described in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2013, and December 31, 2012.  These ratios are calculated on a consistent basis with the ratios disclosed in the most recent filings with the regulatory agencies.

At December 31, 2013, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under regulatory defined capital ratios and exceeded the heightened capital requirements set forth in the now terminated Consent Order.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
	Actual		for Capital		to be Well
	at year-end		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total capital to risk weighted assets
Consolidated	$ 200,139	15.88%	$ 100,826	8.00%	N/A	N/A
Old Second Bank	227,467	18.04	100,872	8.00	$ 126,090	10.00
Tier 1 capital to risk weighted assets
Consolidated	134,199	10.65	50,403	4.00	N/A	N/A
Old Second Bank	211,568	16.78	50,433	4.00	75,650	6.00
Tier 1 capital to average assets
Consolidated	134,199	6.96	77,126	4.00	N/A	N/A
Old Second Bank	211,568	10.97	77,144	4.00	96,430	5.00

2012
Total capital to risk weighted assets
Consolidated	$ 189,465	13.62%	$ 111,286	8.00%	N/A	N/A
Old Second Bank	206,496	14.86	111,169	8.00	$ 138,961	10.00
Tier 1 capital to risk weighted assets
Consolidated	94,816	6.81	55,692	4.00	N/A	N/A
Old Second Bank	188,873	13.59	55,592	4.00	83,388	6.00
Tier 1 capital to average assets
Consolidated	94,816	4.85	78,199	4.00	N/A	N/A
Old Second Bank	188,873	9.67	78,127	4.00	97,659	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital.  As of December 31, 2012, trust preferred proceeds of $24.6 million qualified as Tier 1 regulatory capital and $32.0 million qualified as Tier 2 regulatory capital.  All of the Series B Preferred Stock qualified as Tier 1 regulatory capital as of December 31, 2013 and 2012.

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

As discussed in Notes 1 and 10, as of December 31, 2013, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments, which were approximately $5.3 million in the year ended December 31, 2013, on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral period in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full.  The total amount of such deferred and unpaid interest as of December 31, 2013, was $17.0 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued and unpaid dividends on its Series B Preferred Stock.  In August 2010, the Company also announced the deferral of dividends on such preferred stock.  Therefore, in addition to paying all the accumulated and unpaid distributions on the debentures set forth above, the Company must also fully pay all accrued and unpaid dividends on the Series B Preferred Stock before it may reinstate the payment of dividends on the common stock.  The total amount of such deferred and unpaid Series B Preferred Stock dividends as of December 31, 2013, was $13.3 million.

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

	2013	2012
Forward contracts:
Notional amount	$ 11,500	$ 28,000
Fair value	178	1,393
Change in fair value	126	(85)

Rate lock commitments:
Notional amount	$ 9,178	$ 20,855
Fair value	504	1,488
Change in fair value	189	652

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.  The Company sold $185.4 million in loans to investors receiving proceeds of $191.0 million and resulting in a gain on sale of $5.6 million for the year ended December 31, 2013.  Sales to investors included $126.3 million or 68.2% to Federal National Mortgage Association, $29.3 million, or 15.8% to Wells Fargo and $18.9 million or 10.2% to Federal Home Loan Mortgage Corporation for the year ended December 31, 2013.  No other individual investor was sold more than 10% of the total loans sold.

Periodic changes in value of both forward MBS contracts and rate lock commitments are reported in current period earnings as net gain on sale of mortgage loans.  Net gain recognized in earnings for the years ended December 31, 2013, and 2012 were $315,000 and $567,000, respectively.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the years ended December 31, 2013, and 2012 there were no significant transfers between levels.

Except for certain CDOs sold by the Company in December 2013 and auction rate asset-backed  securities, all securities (available-for-sale and held-to-maturity) are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

•      Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•      Other government-sponsored agency securities, MBS, real estate mortgage investment conduits and collateralized mortgage obligations and non auction rate asset-backed securities are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.

•      State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems).  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities,

•      Prior to their sale in December 2013, certain CDOs held by the Company were collateralized by trust preferred security issuances of other financial institutions. These CDOs were valued utilizing a discounted cash flow analysis. To reflect an appropriate fair value measurement, management included a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows in the discounted cash flow analysis. Changes in unobservable inputs such as future cash flows, prepayment speeds and market rates may result in a significantly higher or lower fair value measurement. Due to the significant amount of unobservable inputs for the security and limited market activity, these securities were considered Level 3 valuations.

•      During 2013, asset-backed auction rate securities were acquired and priced using data from dealer market participants until December 31, 2013. At December 31, 2013, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services. Therefore, the valuation of auction rate asset-backed securities are considered Level 3 valuations

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, 2013, and December 31, 2012, respectively, which are measured by the Company at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,544	$-	$-	$1,544
U.S. government agencies	-	1,672	-	1,672
States and political subdivisions	-	16,669	125	16,794
Corporate bonds	-	15,102	-	15,102
Collateralized mortgage obligations	-	63,876	-	63,876
Asset-backed securities		119,066	154,137	273,203
Loans held-for-sale	-	3,822	-	3,822
Mortgage servicing rights	-	-	5,807	5,807
Other assets (Interest rate swap agreements net of swap credit valuation)	-	229	(6)	223
Other assets (Mortgage banking derivatives)	-	315	-	315
Total	$1,544	$220,751	$160,063	$382,358

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$229	$-	$229
Total	$-	$229	$-	$229

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,507	$-	$-	$1,507
U.S. government agencies	-	49,850	-	49,850
U.S. government agency mortgage-backed	-	128,738	-	128,738
States and political subdivisions	-	15,723	132	15,855
Corporate bonds	-	36,886	-	36,886
Collateralized mortgage obligations	-	169,600	-	169,600
Asset-backed securities		167,493	-	167,493
Collateralized debt obligations	-	-	9,957	9,957
Loans held-for-sale	-	9,571	-	9,571
Mortgage servicing rights	-	-	4,116	4,116
Other assets (Interest rate swap agreements net of swap credit valuation)	-	1,349	(47)	1,302
Other assets (Mortgage banking derivatives)	-	567	-	567
Total	$1,507	$579,777	$14,158	$595,442

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$1,349	$-	$1,349
Other liabilities (Interest rate lock commitments to borrowers)	-	5	-	5
Total	$-	$1,354	$-	$1,354

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	Year Ended December 31, 2013
	Investment securities available-for- sale
	Collateralized Debt Obligations	Asset-backed	States and Political Subdivisons	Mortgage Servicing Rights	Rate Swap Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(3,903)	808	-	260	41
Included in other comprehensive income	7,984	1,414	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	172,454	-	-	-
Issuances	-	-	-	1,431	-
Settlements	(1,016)	-	(7)	-	-
Sales	(13,022)	(20,539)	-	-	-
Ending balance December 31, 2013	$-	$154,137	$125	$5,807	$(6)

	Year Ended December 31, 2012
	Investment securities available-for-sale
	Collateralized Debt Obligations	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2012	$9,974	$138	$3,487	$(80)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	172	-	(1,575)	33
Included in other comprehensive income	(66)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	2,204	-
Settlements	(123)	(6)	-	-
Sales	-	-	-	-
Ending balance December 31, 2012	$9,957	$132	$4,116	$(47)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2013:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Mortgage Servicing rights	$5,807	Discounted Cash Flow	Discount Rate	10.2%	10.2%
			Prepayment Speed	9.7%	9.7%

Interest Rate Swap Valuation	(6)	Management estimate of credit risk exposure	Probability of Default	5%-20%	12.5%

Asset-backed securities	154,137	Discounted Cash Flow with comparable transaction yields	Credit Risk Premium Liquidity Discount	1.1%-1.5% 4.5%-5.1%	1.2% 4.9%

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

The $125,000 on the State and political subdivisions line at December 31, 2013, represents a security from a small, local municipality. This is categorized as a Level 3 security based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of, impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis on hand at December 31, 2013, and December 31, 2012, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$9,103	$9,103

Other real estate owned, net[2]	-	-	41,537	41,537
Total	$-	$-	$50,640	$50,640

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $11.5 million, with a valuation allowance of $2.4 million, resulting in a decrease of specific allocations within the provision for loan losses of $3.9 million for the year ending December 31, 2013.  The carrying value of loans fully charged-off is zero.

2   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $41.5 million, which is made up of the outstanding balance of $65.9 million, net of a valuation allowance of $22.3 million and participations of $2.1 million, at December 31, 2013, resulting in a charge to expense of $8.3 million for the year ended December 31, 2013.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis.  These assets include OREO and impaired loans.  The Company has estimated the fair values of these assets based primarily on Level 3 inputs.  OREO and impaired loans are generally valued using the fair value of collateral provided by third party appraisals.  These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical range of unobservable inputs for these valuation assumptions are not meaningful.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$21,543	$21,543

Other real estate owned, net[2]	-	-	72,423	72,423
Total	$-	$-	$93,966	$93,966

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $27.8 million, with a valuation allowance of $6.3 million, resulting in a decrease of specific allocations within the provision for loan losses of $6.8 million for the year ending December 31, 2012.  The carrying value of loans fully charged-off is zero.

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

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming assets, the Bank had $3.1 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2013.  The Bank had $7.4 million in investment securities pledged to support interest rate swap activity with a correspondent financial institution at December 31, 2012.  In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to effectively convert a variable rate loan to a fixed rate loan and is also part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally impact the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 17 above.  At December 31, 2013, the notional amount of nonhedging interest rate swaps was $51.9 million with a weighted average maturity of 1.5 years.  At December 31, 2012, the notional amount of nonhedging interest rate swaps was $82.1 million with a weighted average maturity of 1.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of December 31, 2013, and periodic changes in the values of the interest rate swaps and the risk participation agreement contract are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$51,877	Other Assets	$223	Other Liabilities	$229
Commitments[1]	206,965	Other Assets	315	N/A	-
Forward contracts[2]	11,500	N/A	-	Other Liabilities	-
Total			$538		$229

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2012.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$82,097	Other Assets	$1,302	Other Liabilities	$1,349
Commitments[1]	226,135	Other Assets	567	N/A	-
Forward contracts[2]	28,000	N/A	-	Other Liabilities	5
Total			$1,869		$1,354

1Includes unused loan commitments, interest rate lock commitments, and forward rate lock.

2Includes forward mortgage backed securities and forward loan contracts.

Note 19: Fair Values of Financial Instruments

The estimated fair values of financial instruments approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The fair value of the CDOs included in investment securities, as of December 31, 2012, and subsequently sold in December 2013, includes a risk premium adjustment to provide an estimate of the amount that a market participant would demand because of uncertainty in cash flows and the methods for determining fair value of securities as discussed in detail in Note 17.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable, and can only be sold to the FHLBC or another member institution at par.  During the year ended December 31, 2013, and 2012, we participated in multiple redemptions with the FHLBC and using the redemption values as the carrying value, FHLBC stock has been transferred to a Level 2 fair value as of December 31, 2012.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off-balance sheet items is not considered material.  The fair value of mortgage banking derivatives is discussed above in Note 16.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,210	$33,210	$33,210	$-	$-
Interest bearing deposits with financial institutions	14,450	14,450	14,450	-	-
Securities available-for-sale	372,191	372,191	1,544	216,385	154,262
Securities held-to-maturity	256,571	254,328		254,328
FHLBC and FRB Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,410	55,410	-	55,410	-
Loans held for sale	3,822	3,822	-	3,822	-
Loans, net	1,073,975	1,072,837	-	-	1,072,837
Accrued interest receivable	4,248	4,248	-	4,248	-

Financial liabilities:
Noninterest bearing deposits	$373,389	$373,389	$373,389	$-	$-
Interest bearing deposits	1,308,739	1,312,476	-	1,312,476	-
Securities sold under repurchase agreements	22,560	22,560	-	22,560	-
Other short-term borrowings	5,000	5,000	-	5,000
Junior subordinated debentures	58,378	67,053	39,777	27,276	-
Subordinated debenture	45,000	39,896	-	39,896	-
Note payable and other borrowings	500	423	-	423	-
Borrowing interest payable	17,037	17,037	10,122	6,915	-
Deposit interest payable	762	762	-	762	-

	December 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,221	$44,221	$44,221	$-	$-
Interest bearing deposits with financial institutions	84,286	84,286	84,286	-	-
Securities available-for-sale	579,886	579,886	1,507	568,290	10,089
FHLBC and FRB Stock	11,202	11,202	-	11,202	-
Bank-owned life insurance	54,203	54,203	-	54,203	-
Loans held for sale	9,571	9,571	-	9,571	-
Loans, net	1,111,453	1,118,711	-	-	1,118,711
Accrued interest receivable	5,252	5,252	-	5,252	-

Financial liabilities:
Noninterest bearing deposits	$379,451	$379,451	$379,451	$-	$-
Interest bearing deposits	1,337,768	1,347,603	-	1,347,603	-
Securities sold under repurchase agreements	17,875	17,875	-	17,875	-
Other short-term borrowings	100,000	100,000	-	100,000
Junior subordinated debentures	58,378	38,308	22,725	15,583	-
Subordinated debenture	45,000	28,206	-	28,206	-
Note payable and other borrowings	500	302	-	302	-
Borrowing interest payable	11,740	11,740	6,946	4,794	-
Deposit interest payable	1,006	1,006	-	1,006	-

Note 20: Preferred Stock

The Series B Preferred Stock was issued to Treasury as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  The Series B Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter effective in February 2014.  Concurrent with issuing the Series B Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.

The Company allocated the $73 million in proceeds received from the Treasury in the first quarter of 2009 between the Series B Preferred Stock and the warrant that was issued.  The warrant was classified as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Preferred Stock and the warrant as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

As discussed in Note 15, on August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Preferred Stock.  Further, as discussed in Note 10 and Note 15, the Company has elected to defer interest payments on certain of its subordinated debentures.  However, if the Company fails to pay dividends for an aggregate of six quarters on the Series B Preferred Stock, whether or not consecutive, the holders have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Preferred Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Preferred Stock dividends are in arrears.  The total amount of unpaid and deferred Series B Preferred Stock dividends as of December 31, 2013, was $13.3 million.

All of the Series B Preferred Stock held by Treasury was sold to third parties, including certain of our directors, in auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  Upon completion by Treasury of the auction, the Company’s board affirmed the director appointed by Treasury to ongoing board membership, and the Series B director was elected by the holders of the Series B Preferred Stock at the Company’s 2013 annual meeting.  At December 31, 2012, the Company carried $71.9 million of Series B Preferred Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Preferred Stock in total stockholders’ equity.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Preferred Stock in the first quarter 2013.  Previously, the Company had accrued the dividend on the Series B Preferred Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believes that the Company will likely be able to repurchase the Series B Preferred Stock in the future at a price less than the face amount of the Series B Preferred Stock and the accrued and unpaid dividends.  Therefore, the Company did not fully accrue the dividend on the Series B Preferred Stock in the first quarter and did not accrue for it in subsequent quarters.  The Company will continue to evaluate whether accruing dividends on the Series B Preferred Stock is appropriate in future periods.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2013	2012
Assets
Noninterest bearing deposit with bank subsidiary	$2,071	$3,554
Investment in subsidiaries	258,588	192,988
Other assets	18,766	1,712
	$279,425	$198,254

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$58,378	$58,378
Subordinated debt	45,000	45,000
Other liabilities	28,355	22,324
Stockholders’ equity	147,692	72,552
	$279,425	$198,254

Condensed Statements of Operations for the years ended December 31 were as follows:

	2013	2012
Operating Income
Cash dividends received from subsidiaries	$-	$-
Interest income	-	-
Other income	772	189
	772	189
Operating Expenses
Junior subordinated debentures interest expense	5,298	4,925
Subordinated debt interest expense	811	903
Other interest expense	16	17
Other expenses	1,006	971
	7,131	6,816
Loss before income taxes and equity in
undistributed net income of subsidiaries	(6,359)	(6,627)
Income tax benefit	(17,133)	-
Income (loss) before equity in undistributed
net income of subsidiaries	10,774	(6,627)
Equity in undistributed net income of subsidiaries	71,311	6,555
Net income (loss)	82,085	(72)
Preferred stock dividends and accretion of discount	5,258	4,987
Net income (loss) available to common stockholders	$76,827	$(5,059)

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2013	2012
Cash Flows from Operating Activities
Net Income (loss)	$82,085	$(72)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(71,311)	(6,555)
Deferred income taxes	(16,786)	-
Change in taxes payable	14	2,445
Change in other assets	(264)	(100)
Gain on recapture of restricted stock	(612)	-
Stock-based compensation	167	291
Other, net	5,502	3,293
Net cash used in operating activities	(1,205)	(698)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Purchases of treasury stock	(278)	(63)
Net cash used in financing activities	(278)	(63)
Net change in cash and cash equivalents	(1,483)	(761)
Cash and cash equivalents at beginning of year	3,554	4,315
Cash and cash equivalents at end of year	$2,071	$3,554

Note 22: Stockholders’ Rights Plan

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Plan and Tax Benefits Preservation Plan (the “Rights Plan”).  The Rights Plan amended the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Rights Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  For a description of the Rights Plan, please refer to the Company’s Form 8-A, filed September 13, 2012.

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) plan.  For the years ended December 31, 2013 and 2012, a discretionary match equal to 100% of the first 2% of the participant’s compensation was contributed to participants of the Plan.  Participants are 100% vested in the discretionary matching contributions.  The profit sharing portion of the 401(k) plan arrangement provides an annual discretionary contribution to the retirement account of each employee based in part on the Company’s profitability in a given year, and on each participant’s annual compensation.  Participants can choose between several different investment options under the 401(k) plan, including shares of the Company’s common stock.

The total expense relating to the 401(k) plan was approximately $468,000 and $441,000 in 2013 and 2012, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2013, and 2012 were $1.8 million and $1.5 million, respectively, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2013, and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2013, and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Chicago, Illinois
February 26, 2014

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 1992 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

To the Audit Committee

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (referred to as (“COSO”).  Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended, and our report dated February 26, 2014, expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran, PLLC
Chicago, Illinois
February 26, 2014

Item 9B.  Other Information

None

PART III

Item 10.                                         Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The Company’s board of directors is divided into three classes, approximately equal in number, which are elected by the Company’s common stockholders (the “Common Stock Directors”), and one class that is elected by the holders of the Company’s Series B Preferred Stock (the “Class B Directors”).  Each of the Company’s directors has been duly elected by the Company’s shareholders at the applicable annual meeting of shareholders.  The Common Stock Directors were elected at the 2013 annual meeting following such directors’ nomination by the Company’s Nominating and Corporate Governance Committee, and the Class B Director, Duane Suits, was elected to the board at the 2013 annual meeting.

Treasury, as the holder of the Series B Preferred Stock, had the right to appoint two directors to the Company’s board following the Company’s deferral of the dividend payments on the Series B Preferred Stock for an aggregate of six quarters and partially exercised this right in 2012 with the appointment of Mr. Suits to the board.  In November 2012, Mr. Suit’s appointment was approved by the unanimous written consent of the board.  Following Treasury’s sale of the Series B Preferred Stock at auction in the first quarter of 2013, Mr. Suits was elected a Class B Director by the current holders of the Series B Preferred Stock at the 2013 annual meeting.  In addition to Mr. Suits, the current holders of the Series B Preferred Stock have the right to appoint a second Class B Director.  Set forth below is information concerning the Company’s directors, including their age, year first elected or appointed as a director and business experience during the previous five years.  None of the directors serve on the boards of any other publicly traded companies besides the Company

DIRECTORS

Common Stock Directors

Name	Served as Director Since	Principal Occupation

(Term expires 2014)
Barry Finn (Age 54)	2004	President and Chief Executive Officer, Rush-Copley Medical Center (2002-present), Chief Operating Officer and Chief Financial Officer, Rush-Copley Medical Center (1996-2002).

William Kane (Age 62)	1999	Partner, Label Printers, Inc., a printing company.

John Ladowicz (Age 61)	2008	Former Chairman and Chief Executive Officer of HeritageBanc, Inc. and Heritage Bank (1996-2008).

Name	Served as Director Since	Principal Occupation

(Term expires 2015)
J. Douglas Cheatham (Age 57)	2003

Executive Vice President and Chief Financial Officer, Old Second Bancorp, Inc. (2007-present), Secretary, Old Second Bancorp, Inc. (2010-present), Sr. Vice President, Chief Financial Officer, Chief Accounting Officer and Assistant Secretary, Old Second Bancorp, Inc. (2003-2007).

James Eccher (Age 48)	2006

Executive Vice President and Chief Operating Officer, Old Second Bancorp, Inc. (2007-present), President and Chief Executive Officer, Old Second National Bank (2003-present), Sr. Vice President and Branch Director, Old Second National Bank (1999-2003), President and Chief Executive Officer of Bank of Sugar Grove (1995-1999).

Gerald Palmer (Age 68)	1998	Retired Vice President/General Manager, Caterpillar, Inc., a construction equipment manufacturer.

James Carl Schmitz (Age 65)	1999	Tax Consultant (1999-present), Director of Taxes with H. B. Fuller Company (1998), tax specialist with KPMG LLP (1999).

Name	Served as Director Since	Principal Occupation
(Term Expires 2016)

Edward Bonifas (Age 54)	2000	Vice President, Alarm Detection Systems, Inc., producer and installer of alarm systems, closed circuit video systems and card access control systems.

William Meyer (Age 66)	1995	President, William F. Meyer Co., a wholesale plumbing supply company.

William B. Skoglund (Age 63)	1992	Chairman and Chief Executive Officer of Old Second Bancorp, Inc. and Chairman of Old Second National Bank.

Class B Directors

Name	Served as Director Since	Principal Occupation

(term expires 2014)
Duane Suits (Age 64)	2012	Retired Partner, Sikich LLC, financial service firm, and Independent Financial Services Provider (2004-present)

All Common Stock Directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification and until their respective successors are duly elected and qualified.  The Class B Director will hold office for a one-year term, until his earlier death, resignation, removal or disqualification and until his respective successor is duly elected and qualified.  The Class B Directorship will terminate if the Company either pays all accumulated but unpaid interest on, or redeems in full, the Series B Preferred Stock.

There are no arrangements or understandings between any of the nominees, directors or executive officers and any other person pursuant to which any of the Company’s nominees, directors or executive officers have been selected for their respective positions.  No nominee, member of the board of directors or executive officer is related to any other nominee, member of the board of directors or executive officer.

Director Qualifications

The Company has established minimum criteria that the Company believes each director should possess to be an effective member of the Company’s board.  The particular experience, qualifications, attributes or skills that led the board to conclude that each member is qualified to serve on the board and any committee he or she serves on is as follows:

Mr. Bonifas:  The Company considers Mr. Bonifas to be qualified for service on the board, the Audit Committee and the Compensation Committee due to his skills and expertise acquired as a leader of a successful business and his prominence in the community.

Mr. Cheatham:  The Company considers Mr. Cheatham to be qualified for service on the board due to his experience in the financial services industry and the familiarity with Old Second’s operations he has acquired as Chief Financial Officer of the Company.

Mr. Eccher:  The Company considers Mr. Eccher to be qualified for service on the board due to his experience in the financial services industry and the familiarity with the Company’s operations he has acquired as the Chief Operating Officer of the Company and President of the Bank.

Mr. Finn:  The Company considers Mr. Finn to be qualified for service on the board and the Nominating and Corporate Governance Committee and the Audit Committee due to his business and financial expertise acquired as an executive at a successful local medical center, as well as his prominence in the community.

Mr. Kane:  The Company considers Mr. Kane to be qualified for service on the board and the Compensation Committee due to his experience as a partner at a successful local business, his general experience in business and his prominence in the community.

Mr. Ladowicz:  The Company considers Mr. Ladowicz to be qualified for service on the board, the Audit Committee and the Nominating and Corporate Governance Committee due to his previous experience as a chief executive officer in the financial services industry, as well as his extensive knowledge of the market areas the Company entered through the acquisition of HeritageBanc, Inc. in 2008.

Mr. Meyer:  The Company considers Mr. Meyer to be qualified for service on the board, the Compensation Committee and the Nominating and Corporate Governance Committee due to his skills and expertise acquired as president of a well-established local business and his prominence in the local business community.

Mr. Palmer:  The Company considers Mr. Palmer to be qualified for service on the board, the Compensation Committee and the Nominating and Corporate Governance Committee due to his skills and expertise acquired as vice president of a successful publicly traded company, his experience in the industrial manufacturing industry and his knowledge of the business community in the markets the Company serves.

Mr. Schmitz:  The Company considers Mr. Schmitz to be qualified for service on the board and the Audit Committee due to his skills and expertise in tax consulting and his familiarity with the Company’s local market areas.

Mr. Skoglund:  The Company considers Mr. Skoglund to be qualified for service on the board due to his skills and experience in the financial services industry and the intimate familiarity with the Company’s operations he has acquired as the Chief Executive Officer of the Company.

Mr. Suits:  Pursuant to the terms of the Company’s outstanding Series B Preferred Stock, Treasury appointed Mr. Suits to the Company’s board as a Class B Director in 2012.  Mr. Suits’ appointment was approved by the unanimous written consent of the board on November 20, 2012.  Mr. Suits was also appointed to the Audit Committee.  Following Treasury’s sale of the Series B Preferred Stock at auction, Mr. Suits was elected by the holders of the Series B Preferred Stock at the 2013 annual meeting.  Although holders of the Company’s common stock are not entitled to vote for the election of Mr. Suits to the Company’s board of directors, the Company considers Mr. Suits to be qualified for service due to his skills and experience in the financial services industry and his familiarity with the Company’s operations.

Security 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and ten percent stockholders file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. No person failed to comply with the filing requirements of Section 16(a) during 2013 and there are no late filings to report. Based solely on its review of the copies of Section 16(a) forms received from its directors and executive officers and written representations that no other reports were required, the Company believes that all Section 16(a) reports applicable to its directors and officers during 2013 were filed, with two exceptions.  Messrs. Skoglund and Eccher each filed one late form all of which all related to the grant and forfeiture of certain restricted stock awards in April 2013.

Corporate Governance

Currently, the board of directors is made up of eleven directors of which ten are Common Stock Directors, who are elected by the holders of the Company’s common stock every three years to serve staggered terms, and one is a Class B Director, who is elected annually by the holders of the Company’s Series B Preferred Stock.  Under the terms of the Series B Preferred Stock, the Series B Preferred Stockholders also have the right to appoint a second Class B Director.

Generally, the board oversees the Company’s business and monitors the performance of the Company’s management.  In accordance with the Company’s corporate governance procedures, the board does not involve itself in the day-to-day operations of the Company, which is monitored by the Company’s executive officers and management. The Company’s directors fulfill their duties and responsibilities by attending regular meetings of the board and through committee membership, which is discussed below. The board has determined that all of the Company’s directors are “independent” as defined by the Nasdaq Stock Market, with the exception of Messrs. Skoglund, Cheatham and Eccher, each of whom is an executive officer.

The Company’s board of directors believes that it is important to encourage the highest level of corporate ethics and responsibility. Among other things, the board adopted a Code of Business Conduct and Ethics, which applies to all of the Company’s directors, officers and employees, as well as a procedure for allowing employees to anonymously report any problems they may detect with respect to the Company’s financial reporting. The Code of Business Conduct and Ethics, as well as other information pertaining to the Company’s committees, corporate governance and reporting with the Securities and Exchange Commission, can be found on the Company’s website at www.oldsecond.com.

The board of directors has standing Audit, Nominating and Corporate Governance and Compensation Committees, each of which is made up solely of directors who are deemed to be “independent” under the rules of Nasdaq.  Nasdaq’s independence rules include certain instances that will preclude a director from being deemed independent and the board reviews those requirements each year to determine a director’s status as an independent director.

Audit Committee

The Audit Committee assists the board in carrying out its oversight responsibilities for the Company’s financial reporting process, audit process and internal controls. The Audit Committee is solely responsible for the pre-approval of all audit and non-audit services to be provided by the Company’s independent registered public accounting firm and exercises its authority to do so in accordance with a policy that it has adopted. Additionally, the Audit Committee reviews and approves all related party transactions between the Company and related parties in accordance with Nasdaq’s rules and regulations.

The members of the Company’s Audit Committee during 2013 were Messrs. Finn, (who served as Chairman), Bonifas, Ladowicz, Schmitz and Suits, each of whom is deemed to be an independent director under Nasdaq’s rules. The Company expects that these members will continue to serve on the committee in 2014. Mr. Finn was appointed as chairman of the Audit Committee in 2008. Mr. Schmitz will serve as chairman of the Audit Committee at any meeting Mr. Finn is unable to attend or if Mr. Finn is otherwise unable to carry out the duties of Audit Committee chairman. The Audit Committee met six times in 2013.

The board has designated Mr. Finn, who is currently President and Chief Executive Officer of Rush-Copley Medical Center and previously served as its Chief Operating Officer and Chief Financial Officer, as the “audit committee financial expert,” as such term is defined by the regulations of the SEC. The board’s determination was based upon Mr. Finn’s level of knowledge and experience regarding financial matters and his experience overseeing and managing the audit of an organization, which he has gained both from his formal education and from his professional experience as the Chief Financial Officer of a regional hospital organization. The board believes that each of the other members of the Audit Committee possesses knowledge and experience sufficient to understand the complexities of the financial statements of The Company. Mr. Finn, or another member of the Audit Committee, met on a quarterly basis during 2013 with the Company’s independent registered public accounting firm.

The Audit Committee’s duties, responsibilities and functions are further described in its charter, which is available on the Company’s website at www.oldsecond.com. A copy of the audit committee’s charter can be requested by sending a written request to the Corporate Secretary at 37 South River Street, Aurora, Illinois 60506, or by sending an e-mail requesting same to corporatesecretary@oldsecond.com.

Item 11.                                         Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation philosophy and policies for 2013 and 2014 as applicable to the executive officers named in the Summary Compensation Table set forth below.  This section explains the structure and rationale associated with each material element of our named executive officers compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following the section.  It is important to note that the Company and the Bank share an executive management team, the members of which are compensated by the Bank rather than the Company.  The compensation packages of the named executive officers are determined and approved by our Compensation Committee based upon their performances and roles for both the Company and the Bank.

The Compensation Committee has overall responsibility for evaluating the compensation plans, policies and programs relating to our executive officers.  Further, as required by the rules established by Treasury, guidance issued by the Federal Reserve and other financial institution regulatory agencies, and the SEC’s guidance regarding risk associated with compensation arrangements (each as described more fully below), the Compensation Committee is also responsible for a more expansive risk review with respect to most of the compensation plans, policies and programs maintained for our employees.  The Compensation Committee relies upon the input of management, particularly Mr. Skoglund, when carrying out its responsibilities in establishing executive compensation.  Management provides the Compensation Committee with evaluations as to employee performance, guidance on establishing performance targets and objectives and recommends salary levels and equity awards.  The Compensation Committee also consults with management on matters that are relative to executive compensation and benefit plans where board or stockholder action is expected, including the adoption of new plans or the amendment of existing plans.  Finally, the Compensation Committee consults with our management, specifically the Bank’s Chief Risk Officer, in completing the risk review with respect to employee compensation plans.  No executive officer participates in any recommendation or decision regarding his or her own compensation.

The Compensation Committee’s charter gives it the authority to delegate its responsibility to members or subcommittees of the Compensation Committee.  Also, the charter gives the Compensation Committee the authority to hire outside consultants to further its objectives and responsibilities.  In prior years, the Compensation Committee has retained ChaseCompGroup LLC on a bi-annual basis to provide services in connection with a review and analysis of compensation paid to our named executive officers and board of directors. In keeping with the Compensation Committee’s historical philosophy of comparing our compensation with that of the local marketplace every other year, the Compensation Committee did not retain a consultant during 2013 but will likely do so during 2014. In addition, during 2014 the Compensation Committee engaged the services of Towers-Watson to perform a review and analysis of our existing equity incentive plan.

During 2013, the Compensation Committee convened in January, February and November.  Mr. Palmer, Chairman of the Compensation Committee, also met as needed with internal staff members, to compile compensation information for this Form 10-K.  The Compensation Committee also met in February 2014 to approve salaries, incentive plans and performance metrics for 2014.

Participation in the CPP

We continued as a participant in the CPP through the time of the Treasury’s auction sale of our Series B Preferred Stock and related warrant during the first quarter of 2013. As such, for the period of time from January 1, 2013 through March 11, 2013 (the “2013 CPP Period”), the Company and the Bank, and

certain employees of both, continued to be subject to the CPP compensation-related limitations and restrictions. The CPP compensation limitations and restrictions included the following:

•                 Except in limited circumstances, our five most highly compensated employees (as determined on an annual basis) were prohibited from receiving cash bonus payments during the 2013 CPP Period.  Messrs. Skoglund, Cheatham and Eccher were subject to this prohibition during the 2013 CPP Period.

•                 Except in limited circumstances, our named executive officers and our next five most highly compensated employees (each as determined on an annual basis) were prohibited during the 2013 CPP Period from receiving any severance payments upon a termination of employment or any payments triggered by the occurrence of a change in control.

•                 Our named executive officers and next 20 most highly compensated employees were subject to a “clawback” of incentive compensation if that compensation was based on materially inaccurate financial statements or performance metrics.  Further, no one in this group of employees could have received any tax gross-up payment during the 2013 CPP Period.

•                 We were limited to an annual deduction of $500,000 with respect to the compensation paid to each of our named executive officers.

In addition to the specific CPP limitations and restrictions described above, the CPP rules and regulations have required the Compensation Committee to undertake a semi-annual risk assessment with respect to certain of the compensation plans, programs and arrangements maintained by us, regardless of whether the individual employee(s) covered by the plan, program or arrangement is a named executive officer.  The risk assessments were performed by the Bank’s Chief Risk Officer and the Compensation Committee.  The Bank’s Chief Risk Officer and the Compensation Committee review all compensation plans and arrangements to ensure that risks are identified and mitigated.  The intent of these risk assessments is to minimize the opportunity that any employee will be incentivized to take unacceptable risks in order to maximize his or her compensation under such plans and arrangements.  Following the end of the 2013 CPP Period, we were no longer subject to the CPP compensation limitations and restrictions.

Regulatory Impact on Compensation

As a publicly-traded financial institution, we and the Bank must contend with several often overlapping layers of regulations, in addition to the CPP compensation-related limitations and restrictions, when considering and implementing compensation-related decisions.  These regulations are primarily intended to focus attention on the risks that often go hand-in-hand with compensation programs designed to incentivize the achievement of better than average performance.  We and the Compensation Committee strive to incorporate the broad principles of these regulations into the compensation decisions made with respect to our named executive officers and other employees.

Under its long-standing Interagency Guidelines Establishing Standards for Safety and Soundness, the FDIC has long held that excessive compensation is prohibited as an unsafe and unsound practice.  In describing a framework within which to make a determination as to whether compensation is to be considered excessive, the FDIC has indicated that financial institutions should consider whether aggregate cash amounts paid, or noncash benefits provided, to employees are unreasonable or disproportionate to the services performed by an employee.  The FDIC encourages financial institutions to review an employee’s compensation history and to consider internal pay equity, and, as appropriate, to consider benchmarking compensation to peer groups.  Finally, the FDIC provides that, in order to give proper context, such an assessment must be made in light of the institution’s overall financial condition.

In addition to the Safety and Soundness standards, the Compensation Committee must also take into account the joint agency Guidance on Sound Incentive Compensation Policies.  Various financial institution regulatory agencies worked together to issue the Guidance, which is intended to serve as a compliment to the Safety and Soundness standards.  The Guidance sets forth a framework for assessing and mitigating risk associated with incentive compensation plans, programs and arrangements maintained by financial institutions.  The Guidance is narrower in scope than the Safety and Soundness standards because it applies only to senior executive officers and those other individuals who, either alone or as a group, could pose a material risk to an institution.  With respect to such individuals, the Guidance is intended to focus an institution’s attention on balanced risk-taking incentives, compatibility of incentives with effective controls and risk management, and a focus on general principles of strong corporate governance in establishing, reviewing and maintaining incentive compensation programs.

The Compensation Committee, with the assistance of its advisors and our management, continues to monitor the status of compensation-related rules and regulations expected to be finalized or issued under the Dodd-Frank Act.  While the Compensation Committee believes its own risk assessment procedures are effective, the Compensation Committee is prepared to implement any additional steps that may be deemed necessary to fully comply with such rules and regulations when finally finalized or issued.  The Compensation Committee does note, however, that the proposed risk assessment rules issued under the Dodd-Frank Act nearly mirror the Safety and Soundness standards and the framework of the Guidance.  As such, the Compensation Committee already adheres, in many respects, with the proposed rules and regulations under the Dodd-Frank Act.

Finally, in addition to the foregoing, as a publicly-traded corporation, we are also subject to the SEC’s rules regarding risk assessment.  Those rules require a publicly-traded company to determine whether any of its existing incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the company.

The Compensation Committee continues to believe in and practice  a sensible approach to balancing risk-taking and rewarding reasonable, but not necessarily easily attainable, goals and this has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for our named executive officers.  In this regard, the Compensation Committee has regularly revisited the components of the frameworks set forth in the Safety and Soundness standards and the Guidance as an effective tool for conducting its own assessment of the balance between risk and reward built into our compensation programs for named executive officers.  The Compensation Committee believes we have adequate policies and procedures in place to balance and control any risk-taking that may be incentivized by the employee compensation plans.  The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reporting earnings in an effort to enhance his or her compensation.

Impact of Prior Say-on-Pay Votes on Compensation Decisions

At our 2013 Annual Meeting, approximately 95% of stockholders present and entitled to vote approved the non-binding advisory proposal on the compensation of certain executive officers.  We, our board and the Compensation Committee pay careful attention to communications received from stockholders regarding executive compensation, including the non-binding advisory vote.  We considered the positive result of the 2013 advisory vote on executive compensation but not for specific 2013 compensation decisions.  Based on this consideration and the other factors described in this Compensation Discussion & Analysis, the Compensation Committee did not alter the policies or structure for named executives’ compensation for 2013.

Financial and Operational Performance

In 2013, we continued our emphasis on returning to sustained profitability and growth as its primary objectives. Specific accomplishments in 2013 that directly impacted those objectives include:

•                 Reduction in classified assets by 45%;

•                 Net income of $11.8 million highlighted by lower credit costs, loan loss reserve releases and lower insurance costs; and

•                 Balance sheet stability allowing renewed focus on commercial loan relationship generation.

Accordingly, our executive compensation, particularly metrics for the organization’s short-term incentive plans, focused on the following goals and accountabilities: our and the Bank’s net income growth; specific profit center performance; asset-credit quality risk; reduction in classified assets; and cost savings initiatives. These metrics were prudently designed to contain and minimize risk while at the same time emphasizing growth and profitability.

Compensation Philosophy and Objectives

Our philosophy is intended to align the interests of management with those of our stockholders without creating undue risk to us.  The executive compensation program is designed in a manner which the Compensation Committee believes does not provide our executives with incentives to engage in business activities or other behavior that would threaten our value or the investments of our stockholders.

The executive compensation program is intended to accomplish the following objectives:

•                 align the interests of our named executive officers with those of our stockholders;

•             maintain a corporate environment which encourages stability and a long-term focus for both us and our management;

•                 maintain a program which:

o                clearly motivates personnel to perform and succeed according to our current goals;

o                retains key personnel critical to our long-term success; and

o                does not create undue risk to us; and

•                 ensure that management:

o                fulfills its oversight responsibility to its constituents which include stockholders, customers, employees, the community and government regulatory agencies;

o                conforms its business conduct to the highest ethical standards;

o                remains free from any influences that could impair or appear to impair the objectivity and impartiality of its judgments or treatment of our constituents; and

o                continues to avoid any conflict between its responsibilities to us and each individual’s personal interests.

Compensation Components

General.  In recent years, the Compensation Committee has been required to reevaluate the components of our compensation program because of the continuing impact of the CPP executive compensation rules.  Historically, we have included four major components in our named executive officers’ compensation program:  (i) base salary, (ii) annual cash bonus, (iii) equity awards and (iv) additional benefits.  However, until recently, the Compensation Committee was unable to rely on annual cash bonuses as a component for some of our named executive officers because of the impact of the CPP compensation limitations and restrictions.  As such, for our named executive officers, the Compensation Committee has focused primarily on base salary, equity awards permitted under the CPP rules, and additional benefits. This began to change somewhat during 2013 with our exit from the CPP when cash incentive bonuses again became a possibility for our named executive officers.

The Compensation Committee’s decisions regarding each of the components for the named executive officers are based in part on the Compensation Committee’s subjective judgment and take into account qualitative and quantitative factors, as are discussed below.  In reviewing an executive officer’s compensation, the Compensation Committee considers and evaluates all components of the officer’s total compensation package.  This involves reviewing base salary, bonus, incentive stock awards, perquisites, participation in our non-qualified executive plans, participation in our 401(k) plan and any other payments, awards or benefits that an officer earns (to the extent each is permitted under the CPP compensation limitations and restrictions).  Additionally, the Compensation Committee takes into consideration any amounts an executive officer is entitled to upon retirement, termination or a change-in-control event, including the impact of the CPP compensation limitations and restrictions on these amounts.  In this regard, in establishing compensation for 2013 and 2014, the Compensation Committee utilized tally sheets summarizing these aggregated amounts.

Base Compensation - Salary.  The Compensation Committee believes that base compensation should offer security to each executive sufficient to maintain a stable management team and environment.  Because of the need to provide stability, salaries make up the largest portion of the executives’ compensation.  In establishing a senior executive officer’s initial base salary the Compensation Committee considers, among other things, the executive’s level of responsibility, prior experience, breadth of knowledge, the competitive salary practices at peer companies, internal performance objectives, education, internal pay equity, potential bonus and equity awards, level of benefits and perquisites and the tax deductibility of base salary.

The Compensation Committee reviews salaries of the named executive officers on an annual basis.  As with all of its decisions regarding compensation levels, when reviewing salaries the Compensation Committee considers the levels of all aspects and components of the officer’s compensation, including the individual’s potential bonus and equity awards as well as the level of benefits and perquisites offered.  All of these factors are considered on a subjective basis in the aggregate, and none of the factors is accorded a specific weight.

Cash Incentive Awards - Bonus.  The executive compensation restrictions contained in the CPP rules prohibited us from paying or accruing cash bonuses on behalf of the top five most highly paid employees (as determined on an annual basis) during the 2013 CPP Period.  Messrs. Skoglund, Cheatham and Eccher were subject to the bonus prohibition during the 2013 CPP Period, but were eligible to receive cash bonuses with respect to any part of 2013 following the 2013 CPP Period.

In anticipation of our possible exit from the CPP during 2013, the Compensation Committee adopted a non-equity incentive compensation plan for our named executive officers.  The 2013 plan established a structure under which Messrs. Skoglund, Cheatham and Eccher would be eligible for cash bonus payments if our performance during 2013 met or exceeded certain performance goals; provided that, the Compensation Committee ultimately had discretion to determine the amount of any bonuses awarded.  Any such bonus payments were contingent upon our exit from the CPP and were required to be prorated to reflect the period of time during 2013 that we continued to be a participant in the CPP.

The 2013 bonus plan was designed to provide an incentive to achieve corporate financial goals while considering the mitigation of any risks which may affect our overall financial performance.  Generally speaking, thresholds and targets are set so that improvement in a performance metric is necessary in order to receive any or all of the bonus payout with respect to that metric.

In setting the performance metrics, Mr. Skoglund provided recommendations with respect to members of management other than himself to the Compensation Committee. The Compensation Committee then, outside the presence of Mr. Skoglund, considers factors applicable to Mr. Skoglund’s annual bonus.

In 2013, pursuant to our bonus plan, Mr. Skoglund was potentially eligible for an annual bonus equal to 51.25% of his salary, or $258,761. Mr. Eccher was potentially eligible for an annual bonus equal to 45% of his salary, or $146,250, and Mr. Cheatham was potentially eligible for an annual bonus equal to 40% of his salary, or $100,800. Based on our performance during 2013 and the adjustment required under the CPP rules, Messrs. Skoglund and Eccher earned 81% of their bonuses, and Mr. Cheatham earned 61% of his bonus

The components designated by the Compensation Committee and the target percentage of salary that the named executive officers were eligible to earn for 2013 performance and resulting actual bonus received, were as follows:

Named Executive Officer	Company Income Growth	Bank Capital Ratio	Asset/Credit Quality	Cost Savings	TTotal
William B. Skoglund	25%	10%	10%	---	45%
J. Douglas Cheatham	20%	5%	---	10%	35%
James Eccher	20%	10%	10%	---	40%

In October 2013, our named executive officers also received payment of bonus amounts that were earned during 2008 but could not be paid until after each executive was no longer subject to the bonus restrictions applicable under the CPP. Mr. Skoglund received a payment of $235,669, Mr. Cheatham received a payment of $93,094 and Mr. Eccher received a payment of $122,119.  These payments were not factored into our bonus decisions with respect to 2013.

Company Income Growth. The Compensation Committee believes that our growth, as measured by reference to our net income, is an appropriate measure because it focuses on our financial performance, which in turn reflects stockholder value. Each named executive officer has a portion of his bonus tied to this metric. The Compensation Committee applied the following scale to determine how much of the target percentage any named executive officer would receive based on our net income:

Net Income	Amount of Target Percentage
$2.0 million	50%
$3.0 million	75%
$4.0 million	100%
$5.0 million	125%

Our 2013 net income exceeded $5.0 million, and, therefore, the named executive officers earned 125% of this component.

Capital Ratios. The Compensation Committee believes that our and the Bank’s capital ratios are another way in which we can measure our return to sustained profitability. As such, each of our named executive officers has a portion of his bonus tied to this metric. Provided that we maintained at the Bank during 2013 a Tier 1 capital leverage capital ratio of 10% or better and a total capital ratio of 14% or better, our named executive officers would earn 100% of the bonus attributable to this metric. If we fell below either level, our executives would receive no bonus with respect to this metric.

The Bank’s leverage capital ratio was 10.97% and its total capital ratio was 18.04% as of December 31, 2013. Therefore, the named executive officers earned 100% of this component.

Asset/Credit Quality. With respect to Messrs. Skoglund and Eccher, because classified assets were a difficult issue for the company to navigate the last several years, the Compensation Committee believes incentivizing them to focus on our asset/credit quality will further ensure that we are working toward sustainable growth and profitability. As such, the Compensation Committee determined that a bonus component for them would appropriately be tied to our classified asset ratio. If the ratio remained at 61.90% or lower, each of Messrs. Skoglund and Eccher would be entitled to 100% of their bonus with respect to this metric. If the ratio exceeded 61.90%, then no bonus would be earned with respect to our asset/credit quality.

Our classified asset ratio was 43.44% at December 31, 2013, thus entitling Messrs. Skoglund and Eccher to 100% of the bonus associated with this component.

Cost Savings.  The Compensation Committee believes that expense control and efficiency of operations is a goal we must continually strive for in order to provide for the best financial return for our shareholders. Further, the Compensation Committee believes that Mr. Cheatham is the person best situated to impact our efforts in this regard. As such, the Compensation Committee deemed a bonus component in 2013 tied to cost savings as measured by total non-interest expense at the Company level to be merited. If our total non-interest expense was less than $84,200,000, Mr. Cheatham would earn 100% of the bonus with respect to this component. No bonus would be earned if our total non-interest expense was not below that level.

Although we reported non-interest expense of $83,144,000, the Compensation Committee determined that Mr. Cheatham was not eligible for a bonus with respect to this component because the reported non-interest expense reflects an adjustment that was not anticipated at the time performance metrics were established.

Long-Term Incentive Awards - Equity Awards.  Our board and the Compensation Committee believe in senior management ownership of our common stock as an effective means to align the interests of senior management with those of the stockholders.  In addition, because the CPP rules prohibited the payment of cash bonuses to our named executive officers, the Compensation Committee has in recent years placed a greater focus on equity awards, which were permitted under the CPP rules.  Our current long-term incentive plan (the “Incentive Plan”), which was approved by stockholders at the 2008 annual meeting, is intended to promote equity ownership in the Company by the directors and selected officers and employees, focus the management team on increasing value to stockholders, increase their proprietary interest in the success of the Company and encourage them to remain in the employ of the Company or its subsidiaries for a long period of time.  The current equity incentive plan authorizes the issuance of up to 575,000 shares of our common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights.

All awards are at the discretion of the Compensation Committee and are generally subjective in nature.  In determining the number of equity awards to be granted to executive officers, the Compensation Committee considers individual and corporate performance and whether the respective goals were obtained, the person’s position and ability to affect profits and stockholder value, as well as the level of awards granted to individuals with similar positions at our peer organizations.  Because of the nature of equity awards, the Compensation Committee also evaluates the prior awards of stock options and restricted stock and takes into account the overall wealth accumulation of a given executive officer through such awards.

Pursuant to a formal equity compensation policy, all equity grants are finalized in the beginning of each calendar year.  This allows for a more complete review of the full prior year when making equity awards as well as coordinating the granting of equity awards to a time when there is less likelihood of there being existing material, non-public information, as the grants will normally be made after the public release of our financial information for the prior year.

Over the last few years, because of our participation in CPP, the Compensation Committee has made most equity awards in the form of restricted stock or restricted stock units.  The CPP rules limited our ability to grant to our named executive officers equity awards other than restricted stock or restricted stock units.  The CPP rules also dictated the terms and conditions of those awards.  In 2013, the Compensation Committee granted restricted stock that complied with the CPP rules to the named executive officers.  The Compensation Committee believes that restricted stock is an appropriate employee retention tool because it aligns our executive officers’ interests with those of our stockholders.  The awards subject to the CPP rules have a two-year vesting period.

The Compensation Committee did not make a new equity award to our named executive officers in early 2014 but retains the discretion to do so later in the year if it determines that circumstances warrant such award.

When considering our past equity awards that were made subject to the CPP rules, it is important to note that Treasury auctioned our Series B Preferred Stock and related warrant in early 2013.  As a result, our named executive officers were required to forfeit 75% of each outstanding equity award that was granted pursuant to the CPP rules.  For our named executive officers, this resulted in a forfeiture of 75% of each of the equity awards, even if previously vested, made to such officer during 2009, 2010, 2011 and 2012.

All Other Compensation.  We provide general and customary benefit programs to executive officers and other employees.  Benefits offered to executives are intended to serve a different purpose than base salary, bonus and equity awards.  While the benefits offered are competitive with the marketplace and help attract and retain executives, the benefits also provide financial security for employees for retirement as well as in the event of illness, disability or death.  The benefits we offer to executive officers are generally those offered to other employees with some variation to promote tax efficiency and replacement of benefit opportunities lost to regulatory limits although there are some additional perquisites that may only be offered to executive officers.  Because of the nature of the benefits offered, the Compensation Committee normally does not adjust the level of benefits offered on a year-to-year basis.  We will continue to offer benefits, the amount of which shall be determined from time-to-time in the sole discretion of the Compensation Committee, provided that such benefits are not in the future determined to be limited or prohibited by the CPP rules.

The following table summarizes the benefits and perquisites we do and do not provide as well as identifies those employees that may be eligible to receive them:

	Executive Officers	Other Officers/Mgrs.	Full-Time Employees
Health Plans:
Life & Disability Insurance	X	X	X
Medical/Dental/Vision Plans	X	X	X
Retirement Plans:
401(k) Plan/Profit-Sharing	X	X	X
Deferred Compensation Plan	X	X	Not Offered
Perquisites:
Automobile Allowance	X	Not Offered	Not Offered
Country Club Membership	X	Not Offered	Not Offered

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust.  We sponsor a tax-qualified 401(k) savings plan and trust qualifying under Section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law.  Since we terminated our defined-benefit plan as of the end of 2005, the 401(k) plan became the primary retirement vehicle we provide to our officers and employees.  Participants can choose between several different investment options under the 401(k) plan, including shares of our common stock.

During 2013, we provided a matching contribution on elective deferrals to eligible participants in an amount equal to 2% of each participant’s salary.  There is also a profit-sharing portion of the 401(k) plan which provides for an annual discretionary contribution to the retirement account of each employee based in part on our profitability in a given year and on each participant’s annual compensation.  The contribution amount granted each year is on a discretionary basis and there is no set formula used by the Compensation Committee.  No discretionary contribution was provided to employees based on our 2013 financial performance.

Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Executives.  We sponsor an executive deferred compensation plan, which provides a means for certain executives to voluntarily defer all or a portion of their salary and/or bonus, if any, without regard to the statutory limitations applicable to tax-qualified plans, such as our 401(k) plan.  The deferred compensation plan provides for participant deferrals, company matching contributions and discretionary employer profit-sharing contributions.  A company matching contribution is credited to the plan on behalf of a participant when the participant elects to defer the maximum amount permitted under the 401(k) plan (including catch-up contributions, if applicable) and keeps that level of deferral for the entire plan year.  The company matching contribution is an amount up to 3%, provided at least a 6% deferral was met, of the participant’s combined base salary and bonuses, less any matching contribution paid to the 401(k) plan on the participant’s behalf.  The determination of whether a profit-sharing contribution is made and in what amount is entirely at the Compensation Committee’s discretion and there is no set formula.  We suspended the matching contribution under the plan while we were a participant in CPP. Participants are permitted to make hypothetical investments in publicly-traded mutual funds that are held in an insurance company separate account with respect to the deferrals and our contributions credited to their accounts under the plan.  Participants may elect to receive their plan balance in a lump sum or in installments.  Participants may make a withdrawal from the plan during their employment in the event of hardship as approved by the plan’s administrator.  The plan is administered through an independent service provider.

Other Perquisites.  It is our belief that perquisites for executive officers should be very limited in scope and value.  Due to this philosophy, we have generally provided very nominal benefits to executives that are not available to full-time employees, and we plan to continue this approach in the future.  We do provide country club memberships to certain executives and managers in the ordinary course of business to give them the opportunity to bring in and recruit new business opportunities.  These individuals are eligible to use the club membership for their own personal use.  Additionally, we provide each of Mr. Skoglund and Mr. Eccher with an automobile allowance to enable them to visit our banking locations on a regular basis as well as to call on our customers.  We have disclosed the value of all perquisites to named executive officers in the Summary Compensation Table even if they fall below the disclosure thresholds under the SEC rules.  We will continue to offer perquisites, the amount of which shall be determined from time-to-time in the sole discretion of the Compensation Committee.

Compensation Decisions

This section describes the decisions made by the Compensation Committee with respect to the compensation for the named executive officers for 2013 and 2014.

The following is a brief summary of the Compensation Committee’s compensation decisions for 2013 and 2014:

•                 for 2013, minimal merit increases in base salary were granted to our named executive officers in keeping with the conservative compensation guidelines established for the organization;

•                 for 2014, merit increases in base salary ranging from 3% to 11.5% were granted to our named executive officers;

•                 $388,334 cash bonus payments were earned or awarded to our named executive officers with respect to 2013 performance; and

•                 benefits and perquisites remained substantially similar in 2013 compared to prior years and we expect that will continue through 2014.

Base Salary.  We annually review the base salaries of the named executive officers to determine whether or not they will be adjusted, as described above.  The salaries for 2013, determined by the Compensation Committee at the beginning of 2013, are set forth in the Summary Compensation Table below.  In determining these salary levels, we generally considered the following:

•                 the compensation philosophy and guiding principles described above;

•                 the general economic factors in the financial industry beyond our control and the financial performance of the Company compared to our peers;

•                 the experience and industry knowledge of our named executive officers and the quality and effectiveness of their leadership;

•                 all of the components of executive compensation, including base salary, bonus, stock options, retirement and death benefits, as well as benefits and perquisites; and

•                 internal pay equity among our executives.

In early 2014, the Compensation Committee determined the base salaries for the executive directors for 2014.  The base salaries for 2013 and 2014 are as follows:

Name	Position	2013	2014

William B. Skoglund	Chairman, Chief Executive Officer of the Company	$504,900	$530,000
J. Douglas Cheatham	Chief Financial Officer of the Company	$252,000	$260,000
James Eccher	Chief Executive Officer of the National Bank	$325,000	$362,500

In determining the base salaries for 2014, we considered the same general factors discussed above including the continuing general slowdown in the economy and growth of our earnings, return on average assets and overall assets.

Bonus.  Based on our named executive officers’ achievement of the goals for earning a cash bonus established by the Compensation Committee, we awarded cash bonuses as set forth below:

Named Executive Officer	Bonus Earned in 2013

William B. Skoglund	$209,079
J. Douglas Cheatham	$61,085
James Eccher	$118,170

Because of our exit from the CPP in 2013, the Compensation Committee has again established for 2014 an incentive bonus program intended to focus our named executive officers on important performance measures.

Equity Awards.  The Compensation Committee typically acts to award equity grants at the beginning of each year, specifically in the months of January and February.  The Compensation Committee did not make equity award grants to our named executive officers in 2013 and not yet done so in 2014 although it retains the discretion to do so later in the year if economic conditions and our performance warrant such grants.

All Other Compensation.  While the Compensation Committee reviews and monitors the level of other compensation offered to the named executive officers, the Compensation Committee typically does not adjust the level of benefits offered on an annual basis.  The Compensation Committee does consider the benefits and perquisites offered to the named executive officers in its evaluation of the total compensation received by each.  The perquisites received by the named executive officers in 2013 are reported in the Summary Compensation Table below.  The benefits offered in 2013 to the named executive officers are expected to continue for 2014.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Section 111(b)(2)(A) of the Emergency Economic Stabilization Act requires the Compensation Committee to conduct, in conjunction with the Bank’s Chief Risk Officer, a review of the incentive compensation arrangements in place between the Company and its employees. In February 2013, the Bank’s Chief Risk Officer presented his comprehensive risk assessment of the organization’s compensation plans to the Compensation Committee. Because of the CPP auction in early 2013, the second semi-annual risk assessment was not required. However, our management and the Compensation Committee have determined that it is appropriate for the Bank’s Chief Risk Officer to continue to conduct his risk assessments on an annual basis.

The Compensation Committee certifies that, at least once during the 2013 CPP Period (a) it reviewed with the Bank’s Chief Risk Officer the senior executive officer (“SEO”) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company; (b) it reviewed with the Bank’s Chief Risk Officer the employee compensation plans and has made reasonable efforts to limit any unnecessary risks these plans pose to the Company; and (c) it reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee ((a), (b) and (c) being collectively referred to as the “CPP Risk Assessment”).

In the course of conducting its CPP Risk Assessment, the Compensation Committee considered the overall business and risk environment confronting the Company and how the SEO compensation plans and employee compensation plans serve to motivate employee behavior when operating within that environment.  In particular, the Compensation Committee’s CPP Risk Assessment focused on the following compensation plans (* denotes plans in which SEOs participate):

•	Amended and Restated Voluntary Deferred Compensation Plan for Executives*	•	Officers Incentive Plan*
•	Base Salary*	•	Residential Lending Commission Plan
•	Compensation and Benefits Assurance Agreements*	•	Residential Lending Override Plan
•	Customer Service/Support Center Plan	•	Retail Banking Plan
•	Employees 401(k) Savings Plan and Trust*	•	Special Recognition Awards Program
•	2008 Equity Incentive Plan*	•	Wealth Management Commission Plan

•	Loan Administration Plan

With the exception of individual bonus goals designated under the Officers Incentive Plan, the Company does not maintain any compensation plans in which only SEOs participate.  For purposes of this discussion, references to “SEO compensation plans” mean the portion of an employee plan in which the SEOs participate.

With respect to the SEO compensation plans, the Compensation Committee believes that such plans do not encourage the Company’s SEOs to take unnecessary or excessive risks that could harm the value of the Company.  The Compensation Committee believes this to be true because, as is more fully described in the Compensation Discussion and Analysis, the Compensation Committee strives to provide a balanced aggregate compensation package to the Company’s SEOs that serves to incentivize the Company’s SEOs to manage the business of the Company in a way that will result in Company-wide financial success and value growth for the Company’s stockholders.

The Compensation Committee believes it is appropriate for the Company’s executives to focus certain of their efforts on near-term goals that have importance to the Company; however, the Compensation Committee also acknowledges that near-term focus should not be to the detriment of a focus on the long-term health and success of the Company.  In practice, providing base salary to any employee provides the most immediate reward for job performance.  The Compensation Committee engages in an annual process, as is described in the Compensation Discussion and Analysis, to set base salary.  The Compensation Committee believes its process for establishing base salary is relatively free from risk to the Company, as the Compensation Committee does not typically make significant adjustments to base salary based on a single year’s performance.  The Compensation Committee believes it is appropriate to reward the Company’s executives’ focus on near-term goals, when such goals correspond to the overall Company or operating division goals and direction set by the Company’s board of directors.  To reward the executives for such focus, the Compensation Committee maintains an annual cash incentive plan (i.e., Officers Incentive Plan) for the Company’s executives.  In establishing the annual cash incentive plan, the Compensation Committee tries to provide an adequate level of incentive for the achievement of Company, operating division and individual goals, while also limiting the maximum amount that may be earned so that executives do not feel the need to strive for attainment of unreasonable or unrealistic levels of performance.  In this way, the Compensation Committee believes the design of the annual cash incentive plan does not encourage the Company’s executives to take unnecessary or excessive risks that could harm the value of the Company.

The other incentive compensation elements offered to the Company’s SEOs, with the exception of perquisites, are intended to reward performance over the long-term or are intended to focus the Company’s executives’ attention on the long-term performance of the Company.  The Compensation Committee feels there is little, if any, risk associated with the Company’s Employees 401(k) Savings Plan and Trust as it is a tax-qualified retirement plan that is subject to and maintained in accordance with the mandates of the Internal Revenue Code and the Employee Retirement Income Security Act.  The Compensation Committee believes the Company’s 2008 Equity Incentive Plan helps to tie the Company’s executives’ interest more closely to those of the Company’s stockholders by giving them an equity interest in the Company.  The Compensation Committee feels this equity interest in the Company promotes a long-term focus among the Company’s executives on the financial success of the Company.  Finally, the Compensation Committee believes the deferred compensation arrangements (i.e., Amended and Restated Voluntary Deferred Compensation Plan for Executives, Compensation and Benefits Assurance Agreements) in place with respect to the Company’s SEOs encourage the Company’s executives to consider the long-term health of the Company because, pursuant to the Internal Revenue Code and applicable guidance, those arrangements must be unfunded, unsecured promises to pay a benefit in the future.  In the case of the Company’s insolvency, the executives participating in those arrangements would be treated as general unsecured creditors, which encourages the executives to ensure a healthy organization remains after their tenures are concluded.

With respect to the employee compensation plans, the CPP Risk Assessment has not resulted in a determination by the Compensation Committee that changes were necessary to bring such plans into compliance with the CPP rules.  The Compensation Committee believes the Company has adequate policies and procedures in place to balance and control any risk-taking that may be incentivized by the employee compensation plans.  The Compensation Committee further believes that such policies and procedures will work to limit the risk that any employee would manipulate reporting earnings in an effort to enhance his or her compensation.

Submitted by:

Mr. Gerald Palmer, Chairman

Mr. Edward Bonifas

Mr. William Kane

Mr. William Meyer

Members of the Compensation Committee

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and our next most highly compensated executive officer:

Name and principal position	Year	Salary	Bonus(1)	Stock awards(2)	All other compensation(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)

William B. Skoglund Chairman and Chief Executive Officer - Old Second; Chairman of Old Second National Bank	2013 2012(4) 2011	$504,900 495,000 495,000	$209,079 --- ---	$ 98,400 25,000 37,450	$ 30,004 26,855 27,280	$842,383 546,855 559,730

J. Douglas Cheatham Chief Financial Officer	2013 2012(4) 2011	$252,000 247,000 247,000	$61,085 --- ---	$ 65,600 25,000 37,450	$ 19,119 15,945 16,470	$397,804 287,945 300,920

James Eccher Chief Executive Officer – Old Second National Bank	2013 2012(4) 2011	$325,000 319,000 304,500	$118,170 --- ---	$ 82,000 25,000 37,450	$ 30,004 26,855 27,280	$555,174 370,855 369,230

(1)                              In October 2013, our named executive officers also received payment of bonus amounts that were earned during 2008 but could not be paid until after each executive was no longer subject to the bonus restrictions applicable under the CPP. Mr. Skoglund received a payment of $235,669, Mr. Cheatham received a payment of $93,094 and Mr. Eccher received a payment of $122,119.

(2)                              The amounts represent the grant date fair value for equity awards in accordance with ASC 718 - “Compensation-Stock Compensation.”  A discussion of the assumptions used in calculating the values may be found in the notes to our audited financial statements included in our annual report to stockholders.

(3)                              The 2013 amounts set forth in column (i) include the following:

	Mr. Skoglund	Mr. Cheatham	Mr. Eccher
401(k) match	$5,100	$5,023	$5,100
Life insurance	690	682	690
Automobile allowance	10,800	---	10,800
Country club dues	13,414	13,414	13,414
Total	$30,004	$19,119	$30,004

(4)                              The amounts reflected in the “All Other Compensation” and “Total” columns for 2012 were incorrectly calculated and have been adjusted by $975 when compared to our prior disclosure of these amounts.

Grants of Plan-Based Awards

Name	Grant date	All Other Stock Awards; Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock and Option Awards(2)
William B. Skoglund Restricted Stock Award	4/16/13	30,000	$98,400

J. Douglas Cheatham Restricted Stock Award	4/16/13	20,000	$65,600

James Eccher Restricted Stock Award	4/16/13	25,000	$82,000

(1)                              The amounts represent shares of restricted stock. The restricted stock will vest 100% on the third anniversary of the grant date.

(2)                              The grant date fair value is based on the closing price of our stock on April 16, 2013, which was $3.28 per share.  With respect to the amounts reflected for 2012 and 2011, it should be noted that 75% of those awards were forfeited due to Treasury’s auction of our Series B Preferred Stock and related warrant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards at December 31, 2013 held by the individuals named in the Summary Compensation Table:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable(1)	Number of securities underlying unexercised options (#) Unexercisable(1)	Option exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
William B. Skoglund	32,000 32,000 32,000 40,000		32.59 31.34 29.20 27.75	12/21/2014 12/20/2015 12/19/2016 12/18/2017

					35,000	$ 161,700
J. Douglas Cheatham	12,000 12,000 12,000 15,000		32.59 31.34 29.20 27.75	12/21/2014 12/20/2015 12/19/2016 12/18/2017

					25,000	$ 115,500
James Eccher	12,000 12,000 12,000 20,000		32.59 31.34 29.20 27.75	12/21/2014 12/20/2015 12/19/2016 12/18/2017

					30,000	$ 138,600

(1)                              All options granted prior to December 31, 2005 vested on that date.  Options granted on December 19, 2006 and December 18, 2007 vested in three equal installments on the first three anniversaries of the grant date.

(2)                              Each award of restricted stock granted to Messrs. Skoglund, Cheatham and Eccher will vest in full on the second anniversary of each date of grant.  Includes 25% of the awards made in 2012 that were not forfeited due to Treasury’s auction of our Series B Preferred Stock and related warrant. (3)       Based upon the December 31, 2013 closing price of $4.62 per share of common stock.

Nonqualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
William B. Skoglund	$ ---	$ ---	$ 118,694	$ ---	$ 624,771
J. Douglas Cheatham	---	---	25,567	---	112,544
James Eccher	---	---	22,533	---	103,272

We sponsor an executive deferred compensation plan, which is described in the Compensation Discussion and Analysis above, and a director deferred compensation plan, which is described below following the Directors Compensation Table.  The plans provide a means by which certain executives and directors may voluntarily defer all or a portion of their compensation.  The plans are funded by participant deferrals and, in the case of the executive plan, company matching contributions and discretionary employer profit sharing contributions.  Participants are permitted to make hypothetical investments in publicly-traded mutual funds that are held in an insurance company separate account, with respect to their deferrals and our contributions, credited to their accounts under the plan.  The deferrals to the director plan are credited earnings based on our stock price.  Participants may elect to receive their plan balance in a lump sum or in installments.  Participants are permitted, in the discretion of the administrator, to make a withdrawal from the plan during their employment in the event of hardship.

Potential Payments Upon Termination or Change in Control

Each of Messrs. Skoglund, Cheatham and Eccher entered into Compensation and Benefits Assurance Agreements with us (each, an “Assurance Agreement”), which provide for payments and benefits to a terminating executive following a change in control.  In addition, our Cash Incentive Plan provides for termination related benefits.  Other than the benefits provided by the Assurance Agreements and pursuant to the Cash Incentive Plan, none of our named executive officers will be entitled to any payments or benefits as a result of the occurrence of a change in control or as a result of a termination of employment in connection with a change in control. It should be noted that pursuant to regulations applicable to us, we would have to confer with our regulators before making any payment under the Assurance Agreements for a termination deemed to occur on December 31, 2013.

Assurance Agreements.  Other than as is provided in the Assurance Agreements, and except as is provided in accordance with the terms of our equity incentive plan and our cash incentive plan for executive officers, no named executive officer will be entitled to any payments or benefits as a result of the occurrence of a change in control or as a result of a termination of employment in connection with a change in control.  The Assurance Agreements have an initial term of one-year and, unless earlier terminated by either party, will automatically renew for successive one-year periods.  Upon the occurrence of a change in control, the terms of the Assurance Agreements shall automatically renew for a two-year period (three-year period, in the case of Mr. Skoglund) and terminate following such extended period.  The Assurance Agreements provide that, in the case of: (i) a termination of employment by us without “cause” within six months prior to, or 24 months (36 months, in the case of Mr. Skoglund) immediately following, a change in control, (ii) a termination of employment by an executive for “good reason” within 24 months (36 months, in the case of Mr. Skoglund) following a change in control or (iii) a material breach by us (or any successor) of a provision of the Assurance Agreement, an executive officer will be entitled to:

•                 Payment, in a single lump sum, of accrued base salary, accrued vacation pay, unreimbursed business expenses and all other items earned by or owed to the executive through and including the date of termination.

•                 Payment, in a single lump sum, of a severance benefit equal to two times (three times, in the case of Mr. Skoglund) the sum of (i) the greater of the executive’s annual rate of base salary in effect upon the date of termination or the executive’s annual rate of base salary in effect immediately prior to the occurrence of the change in control and (ii) the average of the annual cash bonus paid to the executive (including any portion of such bonus, payment of which the executive elected to defer) for the three calendar years immediately preceding the year in which the termination occurs. For a termination as of December 31, 2013, our named executive officers would have been entitled to the following payment amounts: Mr. Skoglund - $1,514,700; Mr. Cheatham - $504,000; and Mr. Eccher - $650,000.

•                 Immediate 100% vesting of all stock options and any other awards which have been provided to the executive by us under any of its incentive compensation plans. As of December 31, 2013, the fair market value of unvested restricted stock and restricted units held by our named executive officers was as follows: Mr. Skoglund - $161,700; Mr. Cheatham - $115,500; and Mr. Eccher - $138,600.

•                 At the exact same cost to the executive, and at the same coverage level as in effect as of the executive’s termination, a continuation of the executive’s (and the executive’s eligible dependents’) health insurance coverage for 24 months (36 months, in the case of Mr. Skoglund) from the date of termination.  In the event that the executive (and/or his dependents, if any) becomes covered under the terms of any other health insurance coverage of a subsequent employer which does not contain any exclusion or limitation with respect to any preexisting condition of the executive or the executive’s eligible dependents, coverage under our plans will cease for the executive (and/or his dependents, if any). The monthly amount, based on rates in effect as of December 31, 2013, to be paid by us on behalf of our named executive officers was as follows: Mr. Skoglund - $660.90; Mr. Cheatham - $1,094.48; and Mr. Eccher - $1,010.96.

•                 At our expense, standard outplacement services for a period of up to one year from the date of executive’s termination.  The maximum amount to be paid by us for such outplacement services is limited to $20,000.

•                 Where, upon the occurrence of a change in control, an executive is subject to certain excise taxes under Section 280G of the Internal Revenue Code, we will reimburse the executive for those excise taxes as well as any income and excise taxes payable by the executive as a result of any reimbursements for the 280G excise taxes.  While circumstances could exist under which excise tax gross-up payments would be due to the executive officers, we do not believe that any payments made to any of the named executive officers as a result of a termination of employment in connection with a change in control occurring on December 31, 2013 would result in the imposition of an excise tax under the Internal Revenue Code.

In exchange for the payments and benefits provided under the Assurance Agreements, the executive officers agree to be bound by a 24 month (36 month, in the case of Mr. Skoglund) restrictive covenant.  The restrictive covenant will prohibit the executive officers from using, attempting to use, disclosing or otherwise making known to any person or entity (other than our board of directors) confidential or proprietary knowledge or information which the executive officers may acquire in the course of their employment.

The Assurance Agreements define certain relevant terms, generally, as follows:

•                 “Cause” means the occurrence of any one or more of the following: (i) a demonstrably willful and deliberate act or failure to act by the executive (other than as a result of incapacity due to physical or mental illness) which is committed in bad faith, without reasonable belief that such action or inaction is in the best interests of us, which causes actual material financial injury to us, or any of its subsidiaries, and which action or inaction is not remedied within fifteen business days of written notice from us or the subsidiary for which the executive works; or (ii) the executive’s conviction for committing an act of fraud, embezzlement, theft or any other act constituting a felony involving moral turpitude which causes material harm, financial or otherwise, to us or any of our subsidiaries.

•                 “Good reason” means the occurrence of any one or more of the following within the 24-month period (36-month period, in the case of Mr. Skoglund) following the change in control: (i) a material reduction or alteration in the nature or status of authorities, duties or responsibilities from those in effect as of 90 days prior to the change in control; (ii) moving the executive’s principal office more than 25 miles from its location immediately prior to the change in control; (iii) a material reduction of the executive’s base salary and/or other benefits; and, (iv) a material breach by us or a successor, of any term of the Assurance Agreement, including any failure by us to ensure assumption of the Assurance Agreement by a successor or any failure of a successor company to assume and agree to perform our entire obligations under the Assurance Agreement.

•                 “Change in control” means (i) any person, company or other entity, other than an employee benefit plan or subsidiary company of us, becoming the beneficial owner, either directly or indirectly, of 33% or more of our stock; (ii) during any two consecutive years, a change in a majority of the members of our board of directors; or (iii) consummation of a merger or consolidation where our stockholders before the merger or consolidation do not own more than 67% of the resulting entity, a complete liquidation or our dissolution or a sale or other disposition of substantially all of our assets.

In exchange for the payments and benefits provided under the Assurance Agreements, the executive officers agree to be bound by confidentiality, non-competition and non-disclosure provisions.

Except for payments and benefits provided by the Assurance Agreements, all other payments and benefits provided to any NEO upon termination of his or her employment are the same as the payments and benefits provided to our other eligible employees.

Retirement, Death and Disability.  Generally speaking, a termination of employment due to retirement, death or disability does not entitle the named executive officers to any payments or benefits that are not available to other employees.  Following a termination due to death or disability, an employee (or his or her estate) shall be entitled to the following:

•                 Upon a termination due to death or disability, all unvested stock options shall become immediately 100% vested and an employee or beneficiary shall have a period of twelve months following such termination during which to exercise his or her vested stock options.

•                 Any unvested restricted stock or restricted stock units outstanding at the time of an employee’s termination due to death or disability shall become immediately 100% vested upon such termination.

Also, it should be noted that, pursuant to existing agreements, as of the time of a termination of employment due to retirement, all unvested stock options shall become immediately 100% vested.

Acceleration of Vesting Upon a Change in Control.  All employees, including the named executive officers, who receive equity awards under our equity incentive plan will immediately vest in any unvested equity awards held by such employees upon the occurrence of a change in control.

DIRECTOR COMPENSATION

Each of our directors also serves as a director of the Bank.  In 2013 each non-employee director received $1,000 for every board meeting and $500 for every committee meeting attended if there were no other bank-level meetings held that day.  Non-employee directors of the Bank received a $13,000 annual retainer. Due to increased responsibilities associated with mandates from Sarbanes-Oxley, the Lead Director and Compensation Committee Chairman, Mr. Palmer, received an $18,000 retainer in 2013 and the Audit Committee Chairman, Mr. Finn, received a $20,000 annual retainer in 2013, due to increased meetings and increased time spent on behalf of the Audit Committee.  Messrs. Skoglund, Eccher and Cheatham, as our executive officers, did not receive any board fees for their service on our board, nor did they receive board fees for their service on the board of the Bank.  The following table sets forth the fees earned by each non-employee director and senior director in 2013:

Name	Fees earned or paid in cash ($)(1)	Total ($)
Edward Bonifas	$46,500	$46,500
Barry Finn	51,000	51,000
William Kane	38,000	38,000
John Ladowicz	47,000	47,000
William Meyer	38,500	38,500
Gerald Palmer	46,500	46,500
James C. Schmitz	46,500	46,500

(1)      We maintain the Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Directors under which directors are permitted to defer receipt of their directors’ fees.  The directors who participate in the plan are permitted to make hypothetical investments in publicly-traded funds that are held in an insurance company separate account, with respect to the contributions credited to their plan accounts.  We may, but are not required to, contribute the deferred fees into a trust, which may hold our stock.  The plan is a nonqualified deferred compensation plan and the directors have no interest in the trust.  The deferred fees and any earnings thereon are our unsecured obligations.  Any shares held in the trust are treated as treasury shares and may not be voted on any matter presented to stockholders.  We do not pay any above-market interest on the compensation or fees deferred by the directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in 2013 were Messrs. Bonifas, Kane, Meyer and Palmer (who served as Chairman), each of whom is an “independent” director as defined by Nasdaq, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934.  We expect that these members will continue to serve on the committee in 2014.

Item 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock at December 31, 2013, by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each director, by each executive officer named in the Summary Compensation Table (which can be found in Item 11 of this Form 10-K), and by all directors and executive officers of the Company as a group.  Beneficial ownership has been determined for this purpose in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership of securities within 60 days of December 31, 2013.  Unless otherwise noted, the address of each 5% stockholder is 37 South River Street, Aurora, Illinois 60506.

Name of Individual and Number of Persons in Group	Amount and Nature of Beneficial	Percent
	Ownership(1)	of Class
5% Stockholders:
Old Second Bancorp, Inc.(2) Profit Sharing Plan & Trust	1,424,989	10.2%

Dimensional Fund Advisors LP(3) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	935,463	6.7%

Name of Individual and Number of Persons in Group	Common Stock	Percent of Class of Common Stock	Series B Preferred Stock(4)	Percent of Class of Series B Preferred Stock
Directors:
Edward Bonifas(10)	34,326	*	284	*
J. Douglas Cheatham(5)	126,652	*	*	*
James Eccher(6)	117,656	*	120	*
Barry Finn(10)	25,296	*	*	*
William Kane(10)	53,296	*	*	*
John Ladowicz(7)	314,727	2.3%	283	*
William Meyer(10)	93,314	*	*	*
Gerald Palmer(10)	61,962	*	567	*
J. Carl Schmitz(8)(10)	59,496	*	200	*
William B. Skoglund(9)	247,284	1.8%	*	*
Duane Suits	4,700	*	56	*

All directors and executive officers as a group (11 persons)	1,151,965	8.3%	1,510	2.1%

*                Less than 1%.

(1)             Includes ownership of shares of our common stock by spouse (even though any beneficial interest is disclaimed) and in our profit sharing plan and trust and our salary savings plan.

(2)             In addition, as of December 31, 2013, Old Second National Bank held in its trust department, in various fiduciary capacities (other than as trustee of our profit sharing plan and trust), 810,201 shares of our common stock.  Old Second had full investment power with respect to 244,480 shares and shared investment power with respect to 58,166 shares.

(3)             As reported on a Schedule 13G/A filed on February 11, 2013.

(4)             Certain of our directors purchased shares of our Series B Preferred Stock from Treasury in the first quarter of 2013.

(5)             Includes 51,000 shares issuable pursuant to options held by Mr. Cheatham as well as 5,000 shares of restricted stock, plus an additional 20,000 shares of restricted stock granted in February of 2013.  Also includes 4,192 shares held in our profit sharing plan and trust, 36,058 shares held in our 401(k) plan, and 10,402 shares held in Mr. Cheatham’s name alone.  The shares of restricted stock granted to Mr. Cheatham are subject to two-year cliff vesting, and therefore the 20,000 shares granted in February of 2012 will fully vest in 2014.

(6)             Includes 56,000 shares issuable pursuant to options held by Mr. Eccher, as well as 5,000 shares of restricted stock in addition to 25,000 shares of restricted stock granted in February of 2013. Also includes 1,960 shares held in our profit sharing plan and trust, 6,242 shares held in our 401(k) plan, 50 in his name alone, 148 held with his spouse, and 23,256  shares held in brokerage.  The shares of restricted stock granted to Mr. Eccher are subject to two-year cliff vesting, and therefore the 20,000 shares granted in February of 2012 will fully vest in 2014.

(7)             Includes 268,181 shares held in our 401(k) plan.

(8)             Mr. Schmitz has voting control of 50,000 shares held in the J. C. Schmitz Revocable Trust.

(9)             Includes 136,000 shares issuable pursuant to options held by Mr. Skoglund, as well as 5,000 shares of restricted stock plus an additional 30,000 shares of restricted stock granted in February of 2013.  The total also includes 47,038 shares held in our profit sharing plan and trust, 14,206 shares held in our 401(k) plan, and 15,040 shares held in Mr. Skoglund’s name alone. The shares of restricted stock granted to Mr. Skoglund are subject to two-year cliff vesting, and therefore the 20,000 shares granted in February of 2012 will fully vest in 2014.

(10)        Each director, with the exception of Mr. Cheatham, Mr. Eccher, Mr. Skoglund and Mr. Ladowicz, holds a total of 7,500 options from grants of 1,500 shares in each of 2005-2009, as well as 596 restricted stock units for 2009.  Mr. Ladowicz was appointed to the board on February 8, 2008 and was awarded options in February of 2009 of 1,500 shares, along with the other Board members, as well as 596 restricted stock units.  In addition, in January of 2010, all non-employee directors were given 1,200 restricted stock units.  All options vest in three equal installments on the first three anniversaries of the grant date and the exercisable portion is included in these totals.  The 596 restricted stock units are subject to cliff vesting and fully vested in 2012.  The 1,200 restricted stock units granted to all non-employee directors are subject to cliff vesting and fully vested in 2013.

The table below sets forth the following information as of December 31, 2013 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	325,500	$29.56	45,368
Equity compensation plans not approved by security holders	-	-	-
Total	325,500	$29.56	45,368

Security holders approved 100,000 shares in 1994, 250,000 shares in 2002 and 575,000 shares in 2008 to be issued upon the exercise of options.  Subsequent stock splits are reflected in the table above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The board has determined that all of the Company’s directors are “independent” as defined by the Nasdaq Stock Market, with the exception of Messrs. Skoglund, Cheatham and Eccher, each of whom is an executive officer.  During its review of director independence, the board considered Mr. Finn’s roles as President and Chief Executive Officer of Rush-Copley Medical Center and Mr. Skoglund’s position as the Vice Chairman of Rush-Copley’s board of directors. The board determined that this does not preclude a finding that Mr. Finn is independent under Nasdaq’s rules because Mr. Skoglund does not serve on Rush-Copley’s compensation committee and has recused himself from any discussions or votes that involve Mr. Finn’s salary.  The board also reviewed certain transactions between Alarm Detection Systems, Inc. and the Company.  Mr. Bonifas is a Vice President of Alarm Detection Systems, Inc.  The board determined that Mr. Bonifas qualified as an independent director because the amounts paid to Alarm Detection Systems by the Company were less than 5% of Alarm Detection System’s gross revenues for 2013.

Item 14.  Principal Accountant Fees and Services

At the 2013 annual meeting of the Company, the Company’s shareholders ratified the appointment of Plante & Moran, PLLC, as the Company’s independent registered public accounting firm for the year ending December 31, 2013.  The Company expects to appointment Plante & Moran, PLLC, as its independent registered public accounting firm for the year ending December 31, 2014, and to seek its shareholders ratification of that appointment at the 2014 annual meeting.

Audit Fees.    The aggregate fees and expenses paid to Plante & Moran PLLC in connection with the audit of the Company’s annual financial statements and the related securities filings were $421,929 for 2013 and $281,563 for 2012.

Audit Related Fees.    Audit related fees paid to Plante & Moran PLLC were $62,500 for 2013 and were $94,411 for 2012.

Tax Fees.    There were no amounts for tax related services billed by Plante & Moran, PLLC for 2013 or 2012.

All Other Fees.    All other fees paid to Plante & Moran PLLC were $23,500 for 2013, and there were no aggregate fees or pre-approved expenses billed by Plante & Moran, PLLC for all other services rendered to us for 2012.

The Audit Committee of the Company’s board of directors is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants and the Audit Committee exercises its authority to do so in accordance with the Audit Committee policy that it has adopted. All services provided by Plante & Moran, PLLC were approved pursuant to the pre-approval policy. The pre-approval policy is available on our website at www.oldsecond.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Index to Financial Statements:  See Part II--Item 8. Financial Statements and Supplementary Data.

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

DATE:  February 26, 2014

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director
/s/ William B. Skoglund	President and Chief Executive Officer	February 26, 2014
William B. Skoglund

	President and Chief Executive Officer	February 26, 2014
/s/ James Eccher	Old Second National Bank
James Eccher

Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	February 26, 2014
J. Douglas Cheatham

/s/ Edward Bonifas	Director	February 26, 2014
Edward Bonifas

/s/ Barry Finn	Director	February 26, 2014
Barry Finn

/s/ William Kane	Director	February 26, 2014
William Kane

/s/ John Ladowicz	Director	February 26, 2014
John Ladowicz

/s/ William Meyer	Director	February 26, 2014
William Meyer

/s/ Gerald Palmer	Director	February 26, 2014
Gerald Palmer

/s/ James Carl Schmitz	Director	February 26, 2014
James Carl Schmitz

/s/ Duane Suits	Director	February 26, 2014
Duane Suits

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-3 filed by Old Second Bancorp, Inc., on May 13, 2010.
3.2	Bylaws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007).
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) consolidated balance sheets at December 31, 2013, and December 31, 2012; (ii) consolidated statements of operations for year ended December 31, 2013, and December 31, 2012; (iii) consolidated statements of stockholders’ equity for the twelve months ended December 31, 2013, and December 31, 2012; (iv) consolidated statements of cash flows for the twelve months ended December 31, 2013, and December 31, 2012; and (v) Notes to consolidated financial statements, tagged as blocks of text and in detail.

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2013, nonemployee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Nonemployee directors of Old Second National Bank received a $13,000 annual retainer and Mr. Palmer who also serves as committee chair of the Compensation or Nominating Committee received an $18,000 annual retainer and Mr. Finn, as the Audit Committee financial expert received a $20,000 retainer in 2013.

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