Form 10-Q
period 2014-03-31
OLD SECOND BANCORP INC
filed 2014-05-13
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

                                                                                                 Yes  ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 9, 2014, the Registrant had outstanding 29,442,508 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$40,245	$33,210
Interest bearing deposits with financial institutions	14,242	14,450
Cash and cash equivalents	54,487	47,660
Securities available-for-sale, at fair value	400,212	372,191
Securities held-to-maturity, at amortized cost	264,298	256,571
Federal Home Loan Bank and Federal Reserve Bank stock	10,292	10,292
Loans held-for-sale	2,507	3,822
Loans	1,111,237	1,101,256
Less: allowance for loan losses	25,476	27,281
Net loans	1,085,761	1,073,975
Premises and equipment, net	45,716	46,005
Other real estate owned	40,220	41,537
Mortgage servicing rights, net	5,614	5,807
Core deposit intangible, net	665	1,177
Bank-owned life insurance (BOLI)	55,768	55,410
Deferred tax assets, net	74,453	75,303
Other assets	19,426	14,284
Total assets	$2,059,419	$2,004,034

Liabilities
Deposits:
Noninterest bearing demand	$387,090	$373,389
Interest bearing:
Savings, NOW, and money market	872,521	836,300
Time	464,670	472,439
Total deposits	1,724,281	1,682,128
Securities sold under repurchase agreements	23,212	22,560
Other short-term borrowings	20,000	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	38,560	42,776
Total liabilities	1,909,931	1,856,342

Stockholders’ Equity
Preferred stock	73,000	72,942
Common stock	18,840	18,830
Additional paid-in capital	66,297	66,212
Retained earnings	94,693	92,549
Accumulated other comprehensive loss	(7,493)	(7,038)
Treasury stock	(95,849)	(95,803)
Total stockholders’ equity	149,488	147,692
Total liabilities and stockholders’ equity	$2,059,419	$2,004,034

	March 31, 2014		December 31, 2013
	Preferred Stock	Common Stock	Preferred Stock	Common Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	73,000	18,839,734	73,000	18,829,734
Shares outstanding	73,000	13,917,508	73,000	13,917,108
Treasury shares	-	4,922,226	-	4,912,626

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$12,938	$14,914
Loans held-for-sale	25	41
Securities:
Taxable	3,502	2,298
Tax-exempt	148	119
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	76	76
Interest bearing deposits with financial institutions	15	42
Total interest and dividend income	16,704	17,490
Interest expense
Savings, NOW, and money market deposits	199	228
Time deposits	1,321	1,853
Securities sold under repurchase agreements	1	1
Other short-term borrowings	1	19
Junior subordinated debentures	1,387	1,287
Subordinated debt	196	196
Notes payable and other borrowings	4	4
Total interest expense	3,109	3,588
Net interest and dividend income	13,595	13,902
Loan loss reserve release	(1,000)	(2,500)
Net interest and dividend income after loan loss reserve release	14,595	16,402
Noninterest income
Trust income	1,459	1,491
Service charges on deposits	1,720	1,677
Secondary mortgage fees	112	230
Mortgage servicing (loss) gain, net of changes in fair value	(47)	244
Net gain on sales of mortgage loans	662	1,976
Securities (losses) gains, net	(69)	1,453
Increase in cash surrender value of bank-owned life insurance	358	407
Debit card interchange income	830	792
Other income	1,296	1,737
Total noninterest income	6,321	10,007
Noninterest expense
Salaries and employee benefits	9,101	9,032
Occupancy expense, net	1,481	1,279
Furniture and equipment expense	983	1,144
FDIC insurance	279	1,035
General bank insurance	489	849
Amortization of core deposit	512	525
Advertising expense	303	166
Debit card interchange expense	378	344
Legal fees	257	323
Other real estate expense, net	1,008	3,097
Other expense	2,725	3,144
Total noninterest expense	17,516	20,938
Income before income taxes	3,400	5,471
Income tax expense	1,198	-
Net income	2,202	5,471
Preferred stock dividends and accretion of discount	1,572	1,289
Net income available to common shareholders	$630	$4,182

Share and per share information:
Basic income per share	$0.04	$0.30
Diluted income per share	0.04	0.30
Dividends paid per share	-	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Net income	$2,202	$5,471

Total unrealized holding losses on available-for-sale securities arising during the period	(1,089)	(35)
Related tax benefit	448	17
Holding losses after tax	(641)	(18)

Less: Reclassification adjustment for the net gains and losses realized during the period
Net realized (losses) gains	(69)	1,453
Income tax benefit (expense) on net realized gains	28	(596)
Net realized (losses) gains after tax	(41)	857
Other comprehensive loss on available-for-sale securities	(600)	(875)

Accretion of net unrealized holding gains on held-to-maturity transferred from available-for-sale securities	247	-
Related tax expense	(102)	-
Other comprehensive income on held-to-maturity securities	145	-
Total other comprehensive loss	(455)	(875)
Total comprehensive income	$1,747	$4,596

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$2,202	$5,471
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of leasehold improvement	644	746
Change in market value on mortgage servicing rights	304	106
Loan loss reserve release	(1,000)	(2,500)
Gain on recapture of restricted stock	-	(612)
Provision for deferred tax expense	1,168	-
Originations of loans held-for-sale	(19,764)	(53,138)
Proceeds from sales of loans held-for-sale	21,592	57,755
Net gain on sales of mortgage loans	(662)	(1,976)
Increase in cash surrender value of bank-owned life insurance	(358)	(407)
Change in accrued interest receivable and other assets	(6,238)	(5,215)
Change in accrued interest payable and other liabilities	(3,082)	634
Net discount (accretion)/premium amortization on securities	(474)	414
Securities losses (gains), net	69	(1,453)
Amortization of core deposit, net	512	525
Tax effect on vesting of restricted stock	29	-
Stock based compensation	66	14
Net gain on sale of other real estate owned	(386)	(181)
Provision for other real estate owned losses	436	1,987
Net gain on disposal of fixed assets	-	(5)
Net cash (used in) provided by operating activities	(4,942)	2,165
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	2,361	18,055
Proceeds from sales of securities available-for-sale	31,781	231,155
Purchases of securities available-for-sale	(62,931)	(240,190)
Proceeds from maturities and calls including pay down of securities held-to-maturity	1,893	-
Purchases of securities held-to-maturity	(9,220)	-
Net change in loans	(15,474)	26,971
Improvements in other real estate owned	-	(50)
Proceeds from sales of other real estate owned	5,955	11,842
Proceeds from disposition of fixed assets	-	6
Net purchases of premises and equipment	(355)	(1,123)
Net cash (used in) provided by investing activities	(45,990)	46,666

Cash flows from financing activities
Net change in deposits	42,153	1,037
Net change in securities sold under repurchase agreements	652	2,927
Net change in other short-term borrowings	15,000	(100,000)
Purchase of treasury stock	(46)	(185)
Net cash provided by (used in) financing activities	57,759	(96,221)
Net change in cash and cash equivalents	6,827	(47,390)
Cash and cash equivalents at beginning of period	47,660	128,507
Cash and cash equivalents at end of period	$54,487	$81,117

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows  - Continued

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
Supplemental cash flow information	2014	2013
Interest paid for deposits	$1,584	$2,124
Interest paid for borrowings	202	225
Noncash transfer of loans to other real estate owned	4,688	6,985
Noncash transfer of loans to securities available-for-sale	-	5,329
Accretion on preferred stock warrants	58	261
Fair value difference on recapture of restricted stock	-	43

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				5,471			5,471

Change in net unrealized loss on securities available-for-sale, net of $613 tax effect					(875)		(875)
Change in restricted stock	51		(51)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			14				14
Purchase of treasury stock						(185)	(185)
Preferred stock accretion and declared dividends		261		(772)			(511)
Balance, March 31, 2013	$18,780	$72,130	$66,109	$16,747	$(2,202)	$(95,710)	$75,854

Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				2,202			2,202
Change in net unrealized loss on securities, net of $318 tax effect					(455)		(455)
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			66				66
Purchase of treasury stock						(46)	(46)
Preferred stock accretion and declared dividends		58		(58)			-
Balance, March 31, 2014	$18,840	$73,000	$66,297	$94,693	$(7,493)	$(95,849)	$149,488

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim financial statements are consistent with those used in the preparation of the annual financial information.  The interim financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These interim financial statements should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2013.  Unless otherwise indicated, amounts in the tables contained in the notes are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles  in the United States (“GAAP”) and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or  a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013, and are incorporated in the financial statements contained in this report. The effect of adopting this standard does not have a material effect on the Company’s operating results or financial condition.

In January 2014, the FASB issued ASU No. 2014-04 Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  ASU 2014-04 requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in the ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The adoption of this standard is not expected to have a material effect to the Company’s operating results or financial condition.

Note 2 – Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity and income needs of the Company.  While the portfolio serves as an important component of the overall liquidity management at the Bank, portions of the portfolio will also serve as income producing assets.  The size and composition of the portfolio reflects liquidity needs, loan demand and interest income objectives.

Portfolio size and composition will be adjusted from time to time.  While a significant portion of the portfolio consists of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

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

Securities held-to-maturity are carried at amortized cost and the discount or premium created in the 2013 transfer from available-for-sale securities or at the time of purchase thereafter is accreted or amortized to the maturity or expected payoff date but not an earlier call.  In accordance with GAAP, the Company has the positive intent and ability to hold the securities to maturity.  The Company has followed and will follow GAAP accounting on all securities holdings.

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank (“Reserve Bank”) stock.  FHLBC stock was recorded at a value of $5.5 million at March 31, 2014, and December 31, 2013.  Reserve Bank stock was recorded at $4.8 million at March 31, 2014, and December 31, 2013.  Our FHLBC stock is necessary to maintain our continued access to FHLBC advances.

The following table summarizes the amortized cost and fair value of securities at March 31, 2014, and December 31, 2013, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross

	Amortized	Unrealized	Unrealized	Fair

March 31, 2014:	Cost	Gains	Losses	Value

Securities Available-for-Sale

U.S. Treasury	$1,544	$-	$(4)	$1,540

U.S. government agencies	1,731	-	(66)	1,665

States and political subdivisions	26,215	408	(164)	26,459

Corporate bonds	31,625	31	(384)	31,272

Collateralized mortgage obligations	54,628	82	(3,586)	51,124

Asset-backed securities	289,583	2,465	(3,896)	288,152

Total Securities Available-for-Sale	$405,326	$2,986	$(8,100)	$400,212

Securities Held-to-Maturity

U.S. government agency mortgage-backed	$35,292	$634	$-	$35,926

Collateralized mortgage obligations	229,006	1,665	(2,347)	228,324

Total Securities Held-to-Maturity	$264,298	$2,299	$(2,347)	$264,250

		Gross	Gross

	Amortized	Unrealized	Unrealized

December 31, 2013:	Cost	Gains	Losses	Fair Value

Securities Available-for-Sale

U.S. Treasury	$1,549	$-	$(5)	$1,544

U.S. government agencies	1,738	-	(66)	1,672

States and political subdivisions	16,382	629	(217)	16,794

Corporate bonds	15,733	17	(648)	15,102

Collateralized mortgage obligations	66,766	256	(3,146)	63,876

Asset-backed securities	274,118	2,168	(3,083)	273,203

Total Securities Available-for-Sale	$376,286	$3,070	$(7,165)	$372,191

Securities Held-to-Maturity

U.S. government agency mortgage-backed	$35,268	$45	$(73)	$35,240

Collateralized mortgage obligations	221,303	643	(2,858)	219,088

Total Securities Held-to-Maturity	$256,571	$688	$(2,931)	$254,328

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2014, by contractual maturity, were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities (“MBS”), collateralized mortgage obligations and asset-backed securities, are shown separately.  Of note, the Company sold previously owned collateralized debt obligations in late 2013.

		Weighted

	Amortized	Average	Fair

Securities Available-for-Sale	Cost	Yield	Value

Due in one year or less	$10,708	1.63%	$10,723

Due after one year through five years	6,233	2.97%	6,507

Due after five years through ten years	11,887	2.90%	11,563

Due after ten years	32,287	2.89%	32,143

	61,115	2.68%	60,936

Collateralized mortgage obligations	54,628	2.41%	51,124

Asset-backed securities	289,583	1.48%	288,152

	$405,326	1.79%	$400,212

Securities Held-to-Maturity

Mortgage-backed and collateralized mortgage obligations	$264,298	3.08%	$264,250

Securities with unrealized losses at March 31, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months

March 31, 2014	in an unrealized loss position			in an unrealized loss position			Total

	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair

Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value

U.S. Treasury	1	$4	$1,540	-	$-	$-	1	$4	$1,540

U.S. government agencies	-	-	-	1	66	1,665	1	66	1,665

States and political subdivisions	5	164	5,044	-	-	-	5	164	5,044

Corporate bonds	6	250	17,575	1	134	1,869	7	384	19,444

Collateralized mortgage obligations	2	1,323	13,127	1	2,263	21,468	3	3,586	34,595

Asset-backed securities	14	2,153	98,638	2	1,743	27,661	16	3,896	126,299

	28	$3,894	$135,924	5	$4,206	$52,663	33	$8,100	$188,587

Securities Held-to-Maturity

Collateralized mortgage obligations	14	$2,347	$116,404	-	$-	$-	14	$2,347	$116,404

	14	$2,347	$116,404	-	$-	$-	14	$2,347	$116,404

	Less than 12 months			Greater than 12 months

December 31, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair

Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value

U.S. Treasury	1	$5	$1,544	-	$-	$-	1	$5	$1,544

U.S. government agencies	-	-	-	1	66	1,672	1	66	1,672

States and political subdivisions	6	217	4,625	-	-	-	6	217	4,625

Corporate bonds	4	429	10,493	2	219	2,796	6	648	13,289

Collateralized mortgage obligations	5	3,146	54,021	-	-	-	5	3,146	54,021

Asset-backed securities	11	2,836	99,466	2	247	6,368	13	3,083	105,834

	27	$6,633	$170,149	5	$532	$10,836	32	$7,165	$180,985

Securities Held-to-Maturity

U.S. government agency mortgage-backed	6	$73	$19,134	-	$-	$-	6	$73	$19,134

Collateralized mortgage obligations	19	2,858	156,632	-	-	-	19	2,858	156,632

	25	$2,931	$175,766	-	$-	$-	25	$2,931	$175,766

Recognition of other-than-temporary impairment was not necessary in the three months ended March 31, 2014, or the year ended December 31, 2013.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment confirmed no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2014	December 31, 2013

Commercial	$98,321	$94,736

Real estate - commercial	579,297	560,233

Real estate - construction	32,016	29,351

Real estate - residential	375,781	390,201

Consumer	2,837	2,760

Overdraft	301	628

Lease financing receivables	9,227	10,069

Other	13,019	12,793

	1,110,799	1,100,771

Net deferred loan fees and cost	438	485

	$1,111,237	$1,101,256

It is the policy of the Company to review each prospective credit in order to determine whether an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to state lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 88.8% and 89.0% of the portfolio at March 31, 2014, and December 31, 2013, respectively.

Aged analysis of past due loans by class of loans were as follows:

								Recorded
								Investment
March 31, 2014								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$254	$-	$-	$254	$107,270	$24	$107,548	$-
Real estate - commercial
Owner occupied general purpose	-	-	-	-	124,778	3,624	128,402	-
Owner occupied special purpose	247	-	472	719	163,871	7,018	171,608	472
Non-owner occupied general purpose	400	-	-	400	129,574	7,692	137,666	-
Non-owner occupied special purpose	-	-	-	-	83,172	642	83,814	-
Retail properties	-	-	-	-	38,373	3,071	41,444	-
Farm	-	-	-	-	16,363	-	16,363	-
Real estate - construction
Homebuilder	-	-	-	-	3,434	102	3,536	-
Land	-	-	-	-	4,403	209	4,612	-
Commercial speculative	-	-	-	-	13,385	1,913	15,298	-
All other	73	-	-	73	7,833	664	8,570	-
Real estate - residential
Investor	1,586	96	223	1,905	134,766	3,653	140,324	223
Owner occupied	2,676	-	430	3,106	105,744	5,336	114,186	430
Revolving and junior liens	325	75	-	400	118,145	2,726	121,271	-
Consumer	-	-	-	-	2,837	-	2,837	-
All other[1]	-	-	-	-	13,758	-	13,758	-
	$5,561	$171	$1,125	$6,857	$1,067,706	$36,674	$1,111,237	$1,125

								Recorded
								Investment
December 31, 2013								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$104,778	$27	$104,805	$-
Real estate - commercial
Owner occupied general purpose	290	526	-	816	117,938	3,180	121,934	-
Owner occupied special purpose	511	-	-	511	164,277	7,671	172,459	-
Non-owner occupied general purpose	218	-	-	218	132,331	5,708	138,257	-
Non-owner occupied special purpose	-	-	-	-	73,325	661	73,986	-
Retail properties	-	-	-	-	34,034	3,144	37,178	-
Farm	-	-	-	-	16,419	-	16,419	-
Real estate - construction
Homebuilder	-	-	-	-	3,515	168	3,683	-
Land	-	-	-	-	4,436	209	4,645	-
Commercial speculative	-	-	-	-	11,235	1,913	13,148	-
All other	32	-	-	32	7,404	439	7,875	-
Real estate - residential
Investor	581	171	-	752	140,926	6,615	148,293	-
Owner occupied	4,414	308	87	4,809	106,184	5,967	116,960	87
Revolving and junior liens	650	76	-	726	121,013	3,209	124,948	-
Consumer	5	-	-	5	2,755	-	2,760	-
All other[1]	-	-	-	-	13,906	-	13,906	-
	$6,701	$1,081	$87	$7,869	$1,054,476	$38,911	$1,101,256	$87

1. The “All other” class includes overdrafts and net deferred loan fees and costs.

Credit Quality Indicators:

The Company categorizes loans into credit risk categories based on current financial information, overall debt service coverage, comparison against industry averages, historical payment experience, and current economic trends.  Each loan and loan relationship is examined for additional review, if needed.  This analysis covers loans with outstanding loans or commitments greater than $50,000 and excludes homogeneous loans such as home equity line of credit and residential mortgages.  Loans with a classified risk rating are reviewed quarterly regardless of size or loan type.  The Company uses the following definitions for classified risk ratings:

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

March 31, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$99,815	$7,278	$455	$-	$107,548
Real estate - commercial
Owner occupied general purpose	117,120	6,215	5,067	-	128,402
Owner occupied special purpose	163,134	1,231	7,243	-	171,608
Non-owner occupied general purpose	123,330	3,556	10,780	-	137,666
Non-owner occupied special purpose	73,389	9,783	642	-	83,814
Retail Properties	34,568	2,975	3,901	-	41,444
Farm	16,363	-	-	-	16,363
Real estate - construction
Homebuilder	3,434	-	102	-	3,536
Land	4,403	-	209	-	4,612
Commercial speculative	9,843	-	5,455	-	15,298
All other	7,876	30	664	-	8,570
Real estate - residential
Investor	131,509	1,141	7,674	-	140,324
Owner occupied	107,339	-	6,847	-	114,186
Revolving and junior liens	117,238	388	3,645	-	121,271
Consumer	2,837	-	-	-	2,837
All other	13,758	-	-	-	13,758
Total	$1,025,956	$32,597	$52,684	$-	$1,111,237

December 31, 2013		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$96,371	$7,953	$481	$-	$104,805
Real estate - commercial
Owner occupied general purpose	105,683	9,048	7,203	-	121,934
Owner occupied special purpose	162,586	1,968	7,905	-	172,459
Non-owner occupied general purpose	122,844	1,826	13,587	-	138,257
Non-owner occupied special purpose	59,674	9,840	4,472	-	73,986
Retail Properties	30,059	2,989	4,130	-	37,178
Farm	16,419	-	-	-	16,419
Real estate - construction
Homebuilder	1,745	1,770	168	-	3,683
Land	4,436	-	209	-	4,645
Commercial speculative	7,674	3,561	1,913	-	13,148
All other	7,109	32	734	-	7,875
Real estate - residential
Investor	135,136	3,407	9,750	-	148,293
Owner occupied	109,261	-	7,699	-	116,960
Revolving and junior liens	120,589	388	3,971	-	124,948
Consumer	2,759	-	1	-	2,760
All other	13,906	-	-	-	13,906
Total	$996,251	$42,782	$62,223	$-	$1,101,256

1   The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

Impaired loans by class of loan were as follows:

				Quarter Ended
	As of March 31, 2014			March 31, 2014

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$24	$32	$-	$26	$-
Commercial real estate
Owner occupied general purpose	2,592	3,144	-	2,567	1
Owner occupied special purpose	4,869	6,147	-	4,120	-
Non-owner occupied general purpose	8,345	9,821	-	6,886	15
Non-owner occupied special purpose	642	909	-	652	-
Retail properties	3,071	3,738	-	3,107	-
Farm	-	-	-	-	-
Construction
Homebuilder	1,893	2,395	-	1,955	28
Land	209	310	-	209	-
Commercial speculative	1,913	2,550	-	1,325	-
All other	295	326	-	150	-
Residential
Investor	3,362	5,007	-	4,673	1
Owner occupied	10,000	11,429	-	9,589	47
Revolving and junior liens	2,288	3,286	-	2,030	1
Consumer	-	-		-	-
Total impaired loans with no recorded allowance	39,503	49,094	-	37,289	93
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	1,122	1,152	462	926	-
Owner occupied special purpose	2,149	2,342	211	3,225	-
Non-owner occupied general purpose	-	-	-	469	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	84	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	588	-
All other	369	400	194	402	-
Residential
Investor	344	419	130	514	-
Owner occupied	214	276	30	890	2
Revolving and junior liens	497	560	220	997	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	4,695	5,149	1,247	8,095	2
Total impaired loans	$44,198	$54,243	$1,247	$45,384	$95

Impaired loans by class of loans were as follows:

				Quarter Ended
	As of December 31, 2013			March 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$27	$34	$-	$169	$-
Commercial real estate
Owner occupied general purpose	2,543	3,006	-	4,333	1
Owner occupied special purpose	3,371	4,117	-	5,855	-
Non-owner occupied general purpose	5,428	6,709	-	12,797	44
Non-owner occupied special purpose	661	919	-	472	-
Retail properties	3,144	3,811	-	7,031	-
Farm	-	-	-	2,467	-
Construction
Homebuilder	2,016	2,016	-	3,876	31
Land	209	308	-	127	-
Commercial speculative	738	742	-	2,126	-
All other	4	35	-	66	-
Residential
Investor	5,984	8,338	-	6,437	-
Owner occupied	9,179	10,451	-	9,425	57
Revolving and junior liens	1,771	2,313	-	1,300	1
Consumer	-	-		11	-
Total impaired loans with no recorded allowance	35,075	42,799	-	56,492	134
With an allowance recorded
Commercial	-	-	-	317	-
Commercial real estate
Owner occupied general purpose	730	792	264	956	-
Owner occupied special purpose	4,300	4,702	759	5,090	-
Non-owner occupied general purpose	939	1,030	129	2,649	-
Non-owner occupied special purpose	-	-	-	501	-
Retail properties	-	-	-	2,658	-
Farm	-	-	-	-	-
Construction
Homebuilder	168	604	76	13	-
Land	-	-	-	127	-
Commercial speculative	1,175	1,808	17	3,844	-
All other	436	468	262	516	-
Residential
Investor	684	913	160	2,779	-
Owner occupied	1,565	1,831	170	4,927	6
Revolving and junior liens	1,498	1,848	558	2,448	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	11,495	13,996	2,395	26,825	6
Total impaired loans	$46,570	$56,795	$2,395	$83,317	$140

Troubled debt restructurings (“TDR”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include a reduction in interest rates, extension of term, deferral of principal, and other modifications.  The Bank does participate in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”), which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

The specific allocation of the allowance for loan losses on TDRs is determined either by discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell if repayment of the loan is collateral-dependent. If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio. The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category for loans that are not individually evaluated for specific impairment. All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the period are summarized as follows:

	TDR Modifications
	Three months ending March 31, 2014

	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$1,320	$1,191
Real estate - residential
Owner occupied
HAMP[2]	1	102	76
Deferral[3]	1	237	127
	4	$1,659	$1,394

	TDR Modifications
	Three months ending March 31, 2013

	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Deferral[3]	1	$137	$137
	1	$137	$137

1 Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

3 Deferral: Refers to the deferral of principal

TDRs are classified as being in default when they fail to be in compliance with the modified terms.  The following table presents TDRs that defaulted during the periods shown and were restructured within the 12 month period prior to default.  There was no TDR default activity for the three months ending March 31, 2014.

	TDR Default Activity		TDR Default Activity
	Three Months ending 3/31/14		Three Months ending 3/31/13
Troubled debt restructurings that Subsequently Defaulted	# of contracts	Pre-modification outstanding recorded investment	# of contracts	Pre-modification outstanding recorded investment
Real estate - residential
Investor	-	$-	1	$155
	-	$-	1	$155

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three months ended March 31, 2014, were as follows:

		Real Estate	Real Estate	Real Estate
	Commercial	Commercial[1]	Construction	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	4	329	68	849	110	-	1,360
Recoveries	15	141	37	250	112	-	555
Provision (release)	65	(2,509)	49	30	54	1,311	(1,000)
Ending balance	$2,326	$14,066	$1,998	$2,268	$1,495	$3,323	$25,476

Ending balance: Individually evaluated for impairment	$-	$673	$194	$380	$-	$-	$1,247
Ending balance: Collectively evaluated for impairment	$2,326	$13,393	$1,804	$1,888	$1,495	$3,323	$24,229

Financing receivables:
Ending balance	$107,548	$579,297	$32,016	$375,781	$2,837	$13,758	$1,111,237
Ending balance: Individually evaluated for impairment	$24	$22,790	$4,679	$16,705	$-	$-	$44,198
Ending balance: Collectively evaluated for impairment	$107,524	$556,507	$27,337	$359,076	$2,837	$13,758	$1,067,039

1 As of March 31, 2014, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $5.6 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $412,000 at March 31, 2014.

The Company’s allowance for loan loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within the loan portfolio segments, market conditions and established credit review administration practices.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the quarter ended March 31, 2013, were as follows:

		Real Estate	Real Estate	Real Estate
	Commercial	Commercial[1]	Construction	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	254	508	4	585	172	-	1,523
Recoveries	19	2,724	770	404	143	-	4,060
(Release) provision	(509)	(3,051)	(874)	(383)	65	2,252	(2,500)
Ending balance	$3,773	$19,265	$3,729	$3,971	$1,214	$6,682	$38,634

Ending balance: Individually evaluated for impairment	$68	$2,000	$1,039	$1,931	$-	$-	$5,038
Ending balance: Collectively evaluated for impairment	$3,705	$17,265	$2,690	$2,040	$1,214	$6,682	$33,596

Financing receivables:
Ending balance	$92,906	$566,349	$40,698	$394,599	$2,908	$15,842	$1,113,302
Ending balance: Individually evaluated for impairment	$210	$42,036	$9,810	$25,593	$-	$-	$77,649
Ending balance: Collectively evaluated for impairment	$92,696	$524,313	$30,888	$369,006	$2,908	$15,842	$1,035,653

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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$41,537	$72,423
Property additions	4,688	6,985
Development improvements	-	50
Less:
Property disposals, net of gains/losses	5,569	11,661
Period valuation adjustments	436	2,134
Other real estate owned	$40,220	$65,663

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$22,284	$31,454
Provision for unrealized losses	436	1,987
Reductions taken on sales	(2,647)	(2,622)
Other adjustments	(589)	147
Balance at end of period	$19,484	$30,966

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended
	March 31,
	2014	2013
Gain on sales, net	$(386)	$(181)
Provision for unrealized losses	436	1,987
Operating expenses	1,237	1,699
Less:
Lease revenue	279	408
	$1,008	$3,097

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2014	December 31, 2013
Noninterest bearing demand	$387,090	$373,389
Savings	244,944	228,589
NOW accounts	309,385	297,852
Money market accounts	318,192	309,859
Certificates of deposit of less than $100,000	282,569	288,345
Certificates of deposit of $100,000 or more	182,101	184,094
	$1,724,281	$1,682,128

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2014, and December 31, 2013.  Junior subordinated debentures are discussed in detail in Note 8:

	March 31, 2014	December 31, 2013
Securities sold under repurchase agreements	$23,212	$22,560
FHLBC advances	20,000	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$147,090	$131,438

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U. S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $23.2 million at March 31, 2014, and $22.6 million at December 31, 2013.  The fair value of the pledged collateral was $38.8 million and $39.2 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2014, the Bank took an advance of $20.0 million at 0.13% interest on the FHLBC stock valued at $5.5 million and collateralized by securities with a fair value of $75.8 million and loans with a principal balance of $55.3 million, which carry a combined collateral value of $110.4 million.  This advance matured on April 1, 2014, and was repaid according to its terms.  The Company still has excess collateral value of $89.1 million available to secure additional borrowings.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and, at the Company’s option, is based on  either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured.  The Company terminated the senior line of credit.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at March 31, 2014 and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.  Pursuant to the Written Agreement (the “Written Agreement”) the Company entered into with the Reserve Bank, the Company was required to receive the Reserve Bank’s approval prior to making any interest payments on the subordinated debt.  In January 2014, the Reserve Bank notified the Company that the Written Agreement was terminated.

The agreement governing the credit facility contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company.  The senior debt agreement also contains certain customary representations and warranties and financial covenants.  At March 31, 2014, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Prior to 2013, the Company had been out of compliance with two of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  However, the total outstanding principal amount of the senior debt is the $500,000 in term debt, and because the subordinated debt is treated as Tier 2 capital, the agreement does not provide the lender with any additional rights of acceleration or other remedies upon an event of default caused by the Company’s failure to comply with a financial covenant.

Note 8 – Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I, in June 2003.  An additional $4.1 million sale of cumulative trust preferred securities closed in July 2003.  The trust preferred securities may remain outstanding for a 30-year term but, subject to regulatory approval, can be called in whole or in part by the Company after June 30, 2008.  When not in deferral, distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to the trust in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part, on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company can elect to defer interest payments for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Stock”) as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on the trust preferred securities.  On April 21, 2014, the Company paid all outstanding interest on the trust preferred securities to the trustees for payment to holders as of the next record date set forth in the indentures and terminated the deferral period.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  The total accumulated unpaid interest on the junior subordinated debentures including compounded interest from July 1, 2010 on the deferred payments, totaled $18.4 million at March 31, 2014.  In order to terminate the deferral period, the Company paid all accumulated and unpaid interest on the trust preferred securities through the next payment date set forth in the indentures, which totaled $19.7 million.

Note 9 - Long-Term Incentive Plan

The Long-Term Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,908,332 shares of the Company’s common stock, including the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Total shares issuable under the plan were 45,368 at March 31, 2014.  Stock based awards may be granted to selected directors and officers or employees at the discretion of the board of directors.  There were no stock options granted in the first quarter of 2014 or 2013.  All stock options are granted for a term of ten years.

Total compensation cost that has been charged for those plans was $66,000 in the first quarter of 2014 and $14,000 in the first quarter of 2013.

There were no stock options exercised during the first quarter of 2014 or 2013.  There is no unrecognized compensation cost related to nonvested stock options of the Company’s common stock as of March 31, 2014.

A summary of stock option activity in the Incentive Plan is as follows for the quarter ended March 31, 2014:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
March 31, 2014	Shares	Price	Term (years)	Value
Beginning outstanding	325,500	$29.56
Canceled	-	-
Ending outstanding	325,500	$29.56	2.3	$-

Exercisable at end of quarter	325,500	$29.56	2.3	$-

Generally, restricted stock and restricted stock units vest three years from the grant date, but the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.  Awards under the Incentive Plan are fully vested upon a merger or change in control of the Company.

Under the Incentive Plan, restricted stock was granted beginning in 2005 and the grant of restricted units began in February 2009.  Both of these restricted awards have voting and dividend rights and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  There were no restricted awards issued during the first quarter of 2014 or during the first quarter of 2013.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at the date of issuance.

A summary of changes in the Company’s nonvested restricted awards follows for the quarter ended March 31, 2014:

	March 31, 2014
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	185,500	$2.95
Granted	-	-
Vested	(25,000)	2.06
Forfeited	-	-
Nonvested at March 31	160,500	$3.09

The total unrecognized compensation cost of restricted awards is $303,000 as of March 31, 2014.  The Company expects to recognize this cost over a weighted-average period of 1.99 years.  The total unrecognized compensation cost of restricted awards was $31,000 as of March 31, 2013.  The Company expects to recognize this cost over a weighted-average period of 0.81 years.

Note 10 – Earnings Per Share

Earnings per share is included below as of March 31 (in thousands except for share data):

	Three Months Ended
	March 31,
	2014	2013
Basic earnings per share:
Weighted-average common shares outstanding	13,921,023	14,076,114
Weighted-average common shares less stock based awards	13,912,523	13,947,454
Weighted-average common shares stock based awards	169,111	210,069
Net earnings	$2,202	$5,471
Dividend and accretion on preferred shares	1,572	1,289
Net earnings available to common stockholders	630	4,182
Common stock dividends	-	-
Un-vested share-based payment awards	-	-
Undistributed earnings	630	4,182
Basic earnings per share common undistributed earnings	0.04	0.30
Basic earnings per share of common stock	$0.04	$0.30
Diluted earnings per share:
Weighted-average common shares outstanding	13,921,023	14,076,114
Dilutive effect of nonvested restricted awards[1]	160,611	81,409
Diluted average common shares outstanding	14,081,634	14,157,523
Net earnings available to common stockholders	$630	$4,182

Diluted earnings per share	$0.04	$0.30
Number of antidilutive options excluded from the diluted earnings per share calculation	1,140,839	1,224,839

1 Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of March 31, 2014, and March 31, 2013 because they were anti-dilutive.  Of note, the warrant was sold at auction by the U.S. Treasury in June, 2013.

Note 11 - Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.

The Bank exceeded both board of directors’ capital ratio objectives.  At March 31, 2014, the Bank’s Tier 1 capital leverage ratio was 11.12%, up 15 basis points from December 31, 2013 and well above the 8.00% objective.  The Bank’s total capital ratio was 17.83%, down 21 basis points from December 31, 2013, and also well above the 12.00% objective.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with Reserve Bank capital guidelines.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2014, and December 31, 2013.  These ratios are consistent with the ratios disclosed in the most recent filings with the regulatory agencies.

At March 31, 2014, the Company, on a consolidated basis, exceeded the minimum thresholds for “adequately capitalized” organizations under regulatory definitions.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk weighted assets
Consolidated	$207,702	15.87%	$104,702	8.00%	N/A	N/A
Old Second Bank	232,590	17.83	104,359	8.00	130,449	10.00
Tier 1 capital to risk weighted assets
Consolidated	141,943	10.85	52,329	4.00	N/A	N/A
Old Second Bank	216,180	16.58	52,154	4.00	78,232	6.00
Tier 1 capital to average assets
Consolidated	141,943	7.29	77,884	4.00	N/A	N/A
Old Second Bank	216,180	11.12	77,763	4.00	97,203	5.00

December 31, 2013
Total capital to risk weighted assets
Consolidated	$200,139	15.88%	$100,826	8.00%	N/A	N/A
Old Second Bank	227,467	18.04	100,872	8.00	126,090	10.00
Tier 1 capital to risk weighted assets
Consolidated	134,199	10.65	50,403	4.00	N/A	N/A
Old Second Bank	211,568	16.78	50,433	4.00	75,650	6.00
Tier 1 capital to average assets
Consolidated	134,199	6.96	77,126	4.00	N/A	N/A
Old Second Bank	211,568	10.97	77,144	4.00	96,430	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation continues to qualify as Tier 2 regulatory capital.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of March 31, 2014, trust preferred proceeds of $52.3 million qualified as Tier 1 regulatory capital and $4.3 million qualified as Tier 2 regulatory capital.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as

Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital.  All of the Series B Stock qualified as Tier 1 regulatory capital as of March 31, 2014, and December 31, 2013.  See Note 17 for a discussion of Series B Stock repurchased by the Company on April 28, 2014.

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

As discussed in Note 8, as of March 31, 2014, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its capital stock.  Therefore, the Company will not be able to pay dividends on its common stock until all deferred interest on these debentures has been paid in full. The total amount of such deferred and unpaid interest as of March 31, 2014, was $18.4 million.

On April 21, 2014, the Company paid the accumulated unpaid interest and terminated the deferral period.  In order to terminate the deferral period, the Company paid all accumulated and unpaid interest on the trust preferred securities through the next payment date set forth in the indentures, which totaled $19.7 million.  The interest will not be immediately paid by the indenture trustees to the securities’ holders.  Instead, the indenture trustees will hold interest payments in irrevocable deposit accounts.  The interest will be paid by the trustees on the next applicable payment dates in June, 2014 under the indentures to the holders of the securities on the record dates set forth in the appropriate indentures.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on the Series B Stock.  In August 2010, it also began to defer the payment of dividends on such Series B Stock.  Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay all deferred and unpaid dividends on the Series B Stock before it may reinstate the payment of dividends on the common stock.  The total amount of deferred and unpaid Series B Stock dividends as of March 31, 2014, was $14.8 million.

On April 15, 2014, the Company declared a dividend of approximately $15.8 million on its Series B Stock to stockholders of record on May 1, 2014, with the dividend to be paid on May 15, 2014.

On April 28, 2014, the Company repurchased  25,669 shares of the Series B Stock from certain holders, which included certain of the Company’s directors, at a repurchase price of 94.75% of the per share liquidation value, or $947.50 per share, for a total price of approximately $24.3 million.  The Company paid $22.9 million to a large private investor and an additional $1.4 million to Company directors for these purchases.  The holders of such shares waived their rights to any dividends on the Series B Stock, and such holders will not receive any part of the declared dividend on the Series B Stock.

Further detail on the subordinated debentures, the Series B Stock and the deferral of interest and dividends thereon is described in Notes 8, 15 and 17.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended March 31, 2014 and 2013 there were no significant transfers between levels.

Except for auction rate asset-backed securities, the majority of securities (available-for-sale and held-to-maturity) are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

•                 Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

•                 Other government-sponsored agency securities, MBS, real estate mortgage investment conduits, collateralized mortgage obligations and non-auction rate asset-backed securities are priced using available market information including benchmark yields, prepayment speeds, spreads, volatility of similar securities and trade date.

•                 State and political subdivisions are largely grouped by characteristics (e.g., geographical data and source of revenue in trade dissemination systems).  Because some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities.

•                 During 2013, asset-backed auction rate securities were acquired and priced using data from dealer market participants until December 31, 2013.  At December 31, 2013 to present and including asset-backed auction rate securities acquired in 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services.  Therefore, the valuation of auction rate asset-backed securities are considered Level 3 valuations.

•                 Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held-for-sale is determined using quoted secondary market prices.

•                 Lending related commitments to fund certain residential mortgage loans, e.g. residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors as well as forward commitments for future delivery of MBS are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2014, and December 31, 2013, respectively, as measured by the Company at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,540	$-	$-	$1,540
U.S. government agencies	-	1,665	-	1,665
States and political subdivisions	-	26,334	125	26,459
Corporate bonds	-	31,272	-	31,272
Collateralized mortgage obligations	-	51,124	-	51,124
Asset-backed securities		129,814	158,338	288,152
Loans held-for-sale	-	2,507	-	2,507
Mortgage servicing rights	-	-	5,614	5,614
Other assets (Interest rate swap agreements net of swap credit valuation)	-	125	(1)	124
Other assets (Mortgage banking derivatives)	-	320	-	320
Total	$1,540	$243,161	$164,076	$408,777

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$125	$-	$125
Total	$-	$125	$-	$125

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,544	$-	$-	$1,544
U.S. government agencies	-	1,672	-	1,672
States and political subdivisions	-	16,669	125	16,794
Corporate bonds	-	15,102	-	15,102
Collateralized mortgage obligations	-	63,876	-	63,876
Asset-backed securities		119,066	154,137	273,203
Loans held-for-sale	-	3,822	-	3,822
Mortgage servicing rights	-	-	5,807	5,807
Other assets (Interest rate swap agreements net of swap credit valuation)	-	229	(6)	223
Other assets (Mortgage banking derivatives)	-	315	-	315
Total	$1,544	$220,751	$160,063	$382,358

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$229	$-	$229
Total	$-	$229	$-	$229

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs are summarized as follows:

	Three months ended March 31, 2014
	Securities available-for-sale
	Asset-Backed	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Transfers into Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	226	-	111	5
Included in other comprehensive income	(315)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	4,290	-	-	-
Issuances	-	-	(304)	-
Ending balance March 31, 2014	$158,338	$125	$5,614	$(1)

	Three months ended March 31, 2013
	Securities available-for-sale
	Collateralized Debt Obligations	Asset-Backed	States and Political Subdivisons	Mortgage Servicing Rights	Interest Rate Swap Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	106,028	-	-	-
Transfers out of Level 3	-		-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	42	-	-	(106)	14
Included in other comprehensive income	692	-	-	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	-	459	-
Settlements	(64)	-	-	-	-
Ending balance March 31, 2013	$10,627	$106,028	$132	$4,469	$(33)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of March 31, 2014:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Mortgage Servicing rights	5,614	Discounted Cash Flow	Discount Rate	9.8-12.0%	10.2%
			Prepayment Speed	3.7-36.34%	10.3%

Interest Rate Swap Valuation	(1)	Management estimate of credit risk exposure	Probability of Default	5.0-20.0%	12.6%

Asset-backed securities	158,338	Discounted Cash Flow	Credit Risk Premium	0.9%-1.2%	1.1%
		with comparable transaction yields	Liquidity Discount	4.1-4.7%	4.5%

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2013:

Measured at fair value on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	Weighted Average of Inputs
Mortgage Servicing rights	$5,807	Discounted Cash Flow	Discount Rate	10.2%	10.2%
			Prepayment Speed	9.7%	9.7%

Interest Rate Swap Valuation	(6)	Management estimate of credit risk exposure	Probability of Default	5.0-20.0%	12.5%

Asset-backed securities	154,137	Discounted Cash Flow	Credit Risk Premium	1.1-1.5%	1.2%
		with comparable transaction yields	Liquidity Discount	4.5-5.1%	4.9%

The $125,000 on the States and political subdivisions line at March 31, 2014, represents a security from a small, local municipality. This is categorized as a Level 3 security based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis on hand at March 31, 2014, and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$3,375	$3,375
Other real estate owned, net[2]	-	-	40,220	40,220
Total	$-	$-	$43,595	$43,595

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $4.6 million, with a valuation allowance of $1.2 million, resulting in a decrease of specific allocations within the provision for loan losses of $1.1 million for the quarter ending March 31, 2014.  The carrying value of loans fully charged off is zero.

2   OREO is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $40.2 million, which is made up of the outstanding balance of $61.5 million, net of a valuation allowance of $19.5 million and participations of $1.8 million, at March 31, 2014, resulting in a charge to expense of $436,000 for the quarter ended March 31, 2014.

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

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

To meet the financing needs of its customers, the Bank, as a subsidiary of the Company, is a party to various financial instruments with off balance sheet risk in the normal course of business.  These off balance sheet financial instruments include commitments to originate and sell loans as well as financial standby, performance standby and commercial letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Bank’s credit exposure for loan commitments and letters of credit is represented by the dollar amount of those instruments.  Management generally uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on balance sheet instruments.

Interest Rate Swaps

The Company also has interest rate derivative positions to assist with risk management not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters into an interest rate swap agreement with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $3.1 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at March 31, 2014 and December 31, 2013.  In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.

At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At March 31, 2014, the notional amount of non-hedging interest rate swaps was $41.7 million with a weighted average maturity of 1.5 years.  At December 31, 2013, the notional amount of non-hedging interest rate swaps was $51.9 million with a weighted average maturity of 1.5 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward mortgage-backed securities contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The following table presents derivatives not designated as hedging instruments as of March 31, 2014, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$41,707	Other Assets	$124	Other Liabilities	$125
Commitments[1]	218,172	Other Assets	320	N/A	-
Forward contracts[2]	13,000	N/A	-	Other Liabilities	-
Total			$444		$125

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2013.

		Asset Derivatives		Liability Derivatives
	Notional or Contractual Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts net of credit valuation	$51,877	Other Assets	$223	Other Liabilities	$229
Commitments[1]	206,965	Other Assets	315	N/A	-
Forward contracts[2]	11,500	N/A	-	Other Liabilities	-

Total			$538		$229

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

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2014, and December 31, 2013.

The following table is a summary of financial instrument commitments (in thousands):

	March 31, 2014			December 31, 2013
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$5	$4,314	$4,319	$10	$3,886	$3,896
Commercial standby	-	49	49	-	51	51
Performance standby	416	6,058	6,474	1,580	2,723	4,303
	421	10,421	10,842	1,590	6,660	8,250

Nonborrower:
Performance standby	-	622	622	-	867	867
	-	622	622	-	867	867
Total letters of credit	$421	$11,043	$11,464	$1,590	$7,527	$9,117

Note 14 – Fair Values of Financial Instruments

The estimated fair values of financial instruments approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  During the years ended December 31, 2013, and 2012, the Company participated in multiple redemptions with the FHLBC and using the redemption values as the carrying value, FHLBC stock was transferred to a Level 2 fair value as of December 31, 2012.  The Company had no redemptions in the first quarter of 2014.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,245	$40,245	$40,245	$-	$-
Interest bearing deposits with financial institutions	14,242	14,242	14,242	-	-
Securities available-for-sale	400,212	400,212	1,540	240,209	158,463
Securities held-to-maturity	264,298	264,250		264,250
FHLBC and FRB Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,768	55,768	-	55,768	-
Loans held for sale	2,507	2,507	-	2,507	-
Loans, net	1,085,761	1,085,205	-		1,085,205
Accrued interest receivable	4,536	4,536	-	4,536	-

Financial liabilities:
Noninterest bearing deposits	$387,090	$387,090	$387,090	$-	$-
Interest bearing deposits	1,337,191	1,338,614	-	1,338,614	-
Securities sold under repurchase agreements	23,212	23,212	-	23,212	-
Other short-term borrowings	20,000	20,000	-	20,000	-
Junior subordinated debentures	58,378	70,185	41,635	28,550	-
Subordinated debenture	45,000	40,512	-	40,512	-
Note payable and other borrowings	500	431	-	431	-
Borrowing interest payable	18,425	18,425	10,955	7,470	-
Deposit interest payable	698	698	-	698	-

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,210	$33,210	$33,210	$-	$-
Interest bearing deposits with financial institutions	14,450	14,450	14,450	-	-
Securities available-for-sale	372,191	372,191	1,544	216,385	154,262
Securities held-to-maturity	256,571	254,328		254,328
FHLBC and FRB Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,410	55,410	-	55,410	-
Loans held for sale	3,822	3,822	-	3,822	-
Loans, net	1,073,975	1,072,837	-	-	1,072,837
Accrued interest receivable	4,248	4,248	-	4,248	-

Financial liabilities:
Noninterest bearing deposits	$373,389	$373,389	$373,389	$-	$-
Interest bearing deposits	1,308,739	1,312,476	-	1,312,476	-
Securities sold under repurchase agreements	22,560	22,560	-	22,560	-
Other short-term borrowings	5,000	5,000	-	5,000
Junior subordinated debentures	58,378	67,053	39,777	27,276	-
Subordinated debenture	45,000	39,896	-	39,896	-
Note payable and other borrowings	500	423	-	423	-
Borrowing interest payable	17,037	17,037	10,122	6,915	-
Deposit interest payable	762	762	-	762	-

Note 15 – Preferred Stock

The Company’s Series B Stock was issued to Treasury as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  The Series B Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter effective in February 2014.  Concurrent with issuing the Series B Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.

Subsequent to the Company’s receipt of the $73.0 million in proceeds from the Treasury in the first quarter of 2009, the Company allocated the proceeds between the Series B Stock and warrants that were issued.  The Company recorded the warrant as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Stock and the warrant as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

As discussed in Note 11, on August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Stock.  Further, as discussed in Note 8 and Note 11, the Company also elected to defer interest payments on certain of its subordinated debentures.  However, under the terms of the Series B Stock, if the Company fails to pay dividends for an aggregate of six quarters on the Series B Stock, whether or not consecutive, the holders have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Stock dividends are in arrears.  The total amount of unpaid and deferred Series B Stock dividends as of March 31, 2014, was $14.8 million.

The Treasury sold all of the Series B Stock held to third parties, including certain of our directors, in auctions that were completed in the first quarter of 2013.  The Treasury also sold the warrant to a third party at a subsequent auction.  Upon completion by Treasury of the auction, the Company’s board affirmed the director appointed by Treasury to ongoing board membership, and the Series B director was elected by the holders of the Series B Stock at the Company’s 2013 annual meeting.  At March 31, 2014, the Company carried $73.0 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

As a result of the completed auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in the first quarter 2013.  Previously, the Company had accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believed that the Company would be able to repurchase the Series B Stock in the future at a price less than the face amount of the Series B Stock and the accrued and unpaid dividends.  Therefore, the Company did not fully accrue the dividend on the Series B Stock in the first quarter and did not accrue for it in subsequent quarters.  The Company has continued to evaluate whether accruing dividends on the remaining Series B Stock is appropriate.  The Company currently intends to declare and pay future dividends on these shares.

On April 28, 2014, the Company repurchased Series B Stock at an agreed upon price reached in private negotiations.  Payments of $24.3 million resulted in repurchase of 25,669 shares of Series B Stock.  See Note 17 for additional information.

Note 16 – Income Taxes

Income tax expense for year to date March 31, 2014 and March 31, 2013 was as follows:

	March 31, 2014	March 31, 2013
Current federal	$23	$-
Current state	7	-
Deferred federal	889	1,500
Deferred state	279	328
Change in valuation allowance	-	(1,828)
	$1,198	$-

The following were the components of the deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Allowance for loan losses	$11,527	$12,725
Deferred compensation	792	788
Amortization of core deposit intangible assets	1,822	1,656
Goodwill amortization/impairment	14,859	15,252
Stock option expense	589	583
OREO write downs	9,062	10,041
Federal net operating loss (“NOL”) carryforward	29,272	28,023
State net operating loss (“NOL”) carryforward	12,146	11,847
Deferred tax credit	1,444	1,444
Other assets	560	1,166
Total deferred tax assets	82,073	83,525

Accumulated depreciation on premises and equipment	(938)	(1,035)
Accretion on securities	(8)	(8)
Mortgage servicing rights	(2,485)	(2,571)
State tax benefits	(6,896)	(6,994)
Other liabilities	(175)	(178)
Total deferred tax liabilities	(10,502)	(10,786)
Net deferred tax asset before valuation allowance	71,571	72,739
Tax effect on net unrealized losses on securities	5,245	4,927
Valuation allowance	(2,363)	(2,363)
Net deferred tax asset	$74,453	$75,303

At March 31, 2014, the Company had $83.6 million federal net operating loss carryforward of which, $25.3 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032, $14.7 million expires in 2033, and $3.6 million expires in 2034.  The Company had $127.9 million state net operating loss carryforward of which, $29.4 million expires in 2021, $95.3 million expires in 2025, and $3.2 million expires in 2026.  In addition, the Company had a $1.4 million alternative minimum tax credit subject to indefinite carryforward.

The components of the provision for deferred income tax expense were as follows:

	March 31, 2014	March 31, 2013
Allowance for loan losses	$1,198	$823
Deferred Compensation	(4)	(13)
Amortization of core deposit intangible assets	(166)	(172)
Stock option expense	(6)	226
OREO write downs	979	2,873
Federal net operating loss carryforward	(1,249)	(1,829)
State net operating loss carryforward	(299)	(551)
Depreciation	(97)	14
Net premiums and discounts on securities	-	20
Mortgage servicing rights	(86)	156
Goodwill amortization/impairment	393	392
State tax benefits	(98)	(115)
Change in valuation allowance	-	(1,828)
Other, net	603	4
Total deferred tax expense	$1,168	$-

Effective tax rates differ from federal statutory rates applied to financial statement loss due to the following:

	March 31, 2014	March 31, 2013
Tax at statutory federal income tax rate	$1,190	$1,915
Nontaxable interest income, net of disallowed interest deduction	(67)	(51)
BOLI income	(125)	(143)
State income taxes, net of federal benefit	186	291
General business credit	-	(15)
Change in valuation allowance	-	(1,828)
Deficiency from restricted stock	-	76
Other, net	14	(245)
Tax at effective tax rate	$1,198	$-

Note 17 – Subsequent Events

In April 2014, the Company received net proceeds of over $64.0 million from a public offering of 15,525,000 shares of its common stock.  As previously disclosed, the Company used the proceeds in part to pay approximately $19.7 million in accrued but unpaid interest on its subordinated debentures and has approved$15.8 million to pay the accumulated but unpaid dividend on the Series B Stock.  The Company also used approximately $24.3 million of the proceeds to repurchase 25,669 shares of its Series B Stock from certain holders, which included certain of the Company’s directors.  The remaining proceeds will be used for general corporate purposes.  As a result of the repurchase of the Series B Stock, the Company will record an income statement benefit.  This benefit will be reflected in the Company’s second quarter consolidated statements of operations.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis is presented to provide information concerning our financial condition as of March 31, 2014, as compared to December 31, 2013, and the results of operations for the three months ended March 31, 2014, and 2013.  This discussion and analysis is most comprehensively read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2013 Form 10-K.

In the markets where the Company primarily operates, economies continued to recover in an uneven fashion.  The economies in these markets continued to show gradual improvement in the first quarter of 2014 as did the national financial infrastructure.  Real estate markets in the Company’s market areas are well short of robust and continue to pressure borrower financial strength.  This has resulted in still elevated, but improved and improving levels of nonperforming loans and other real estate owned.  Management remains vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  To that end, the Company recognized improved asset quality by recording a $1.0 million loan loss reserve release in the quarter with net income of $2.2 million prior to Series B Stock dividends in the period.  This compared to a $2.5 million loan loss reserve release and a net income of $5.5 million prior to Series B Stock dividends for the same period in 2013.  The $1.0 million loan loss reserve release for the period was appropriate in light of ongoing improvements in loan portfolio quality.

Net income of $3.4 million (before taxes) in the first quarter of 2014 compares to $5.5 million for the first quarter of 2013.  In addition to the larger loan loss reserve release in first quarter 2013, last year’s quarter included stronger net interest income and significantly stronger residential mortgage banking revenue as well as $1.5 million in securities gains compared to nominal securities losses in the 2014 first quarter.

In April, 2014 the Company concluded a successful capital raise issuing 15,525,000 common shares with net proceeds in excess of $64.0 million.  To date proceeds have been used to pay $19.7 million accrued but previously unpaid interest on trust preferred securities and to repurchase certain shares of Series B Stock. On April 28, 2014 the Company repurchased Series B Stock at an agreed upon price reached in private negotiations.  Payments of $22.9 million were made to a large private investor with other payments totaling $1.4 million made to directors of the Company.  See Note 17 for additional information. In May, 2014 the Company will apply proceeds to pay the accumulated but unpaid dividends on Series B Stock.  Any remaining proceeds will be used for general corporate purposes including payment for various services required during the offering.

Results of Operations

Earnings per share for the first quarter of 2014 was $.04 per diluted share on $2.2 million of net income.  This compares to $.30 per diluted share, on net income of $5.5 million for the first quarter of 2013.  The net income available to common stockholders was $630,000 for the first quarter of 2014 after preferred stock dividends and accretion of $1.6 million.  The first quarter 2014 preferred stock dividend incorporates an increase in the dividend rate from 5% to 9% in February 2014.  First quarter 2013 net income available to common stockholders was $4.2 million for the first quarter of 2013 after Series B Stock dividends and accretion of $1.3 million.

Net Interest Income

Net interest and dividend income decreased $307,000, from $13.9 million for the quarter ended March 31, 2013, to $13.6 million for the quarter ended March 31, 2014.  Average earning assets decreased $6.6 million, or 0.4%, from a total of $1.78 billion in the first quarter of 2013.  Management continued to emphasize asset quality.  New loan originations while improved continued to be limited, business leader confidence remained moderate and the competitive landscape was intense in our markets.  Average loans, including loans held for sale, decreased $37.3 million from the first quarter of 2013 to the first quarter of 2014.  On a linked quarter basis, average loan volume, including loans held for sale, increased $31.2 million reversing a 2013 trend of declining volume of this metric.

Management continues to develop loan pipelines and expects that pipeline volume will generate future loan growth.  As loan volume continues measured but slow paced growth, management increased total securities in the first quarter of 2014 to 32.3% of total assets up from 31.4% at the end of 2013 to utilize available liquid funds.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.18% in the first quarter of 2013 to 3.13% in the first quarter of 2014.  The average tax-equivalent yield on earning assets decreased from 3.94% in the first quarter of 2013 to 3.79% in the first quarter of 2014.  For the same comparative period, the cost of funds on interest bearing liabilities decreased from 0.95% to 0.86% providing some offset to the decrease in earning asset yield.

The growth of lower yielding securities (average balance up again in the first quarter period on a linked quarter basis continuing a 2013 trend of increasing volume of this metric) and reductions in higher yielding loans were the main causes of decreased net interest income. Period loan yields are reflective of competitive pressures on new loan yield.  Additionally, management continued to see pressure to reduce interest rates on loans retained at renewal and found it necessary to accept rate concessions to keep the business.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2014, and 2013.

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest by the average balance of assets or liabilities derives the disclosed  rates.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended March 31, 2014, and 2013

(Dollar amounts in thousands - unaudited)

	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$23,775	$15	0.25%	$68,995	$42	0.24%
Securities:
Taxable	616,433	3,502	2.27	548,231	2,298	1.68
Non-taxable (tax equivalent)	18,561	228	4.91	10,002	183	7.32
Total securities	634,994	3,730	2.35	558,233	2,481	1.78
Dividends from FRB and FHLB stock	10,292	76	2.95	11,202	76	2.71
Loans and loans held-for-sale [1]	1,106,409	12,988	4.70	1,143,666	14,971	5.24
Total interest earning assets	1,775,470	16,809	3.79	1,782,096	17,570	3.94
Cash and due from banks	29,901	-	-	29,913	-	-
Allowance for loan losses	(27,102)	-	-	(38,994)	-	-
Other noninterest bearing assets	236,356	-	-	203,417	-	-
Total assets	$2,014,625			$1,976,432

Liabilities and Stockholders’ Equity
NOW accounts	$303,553	$64	0.09%	$291,051	$64	0.09%
Money market accounts	314,803	94	0.12	329,377	123	0.15
Savings accounts	234,353	41	0.07	221,889	41	0.07
Time deposits	468,138	1,321	1.14	505,685	1,853	1.49
Interest bearing deposits	1,320,847	1,520	0.47	1,348,002	2,081	0.63
Securities sold under repurchase agreements	24,539	1	0.02	20,264	1	0.02
Other short-term borrowings	4,111	1	0.10	43,833	19	0.17
Junior subordinated debentures	58,378	1,387	9.50	58,378	1,287	8.82
Subordinated debt	45,000	196	1.74	45,000	196	1.74
Notes payable and other borrowings	500	4	3.20	500	4	3.20
Total interest bearing liabilities	1,453,375	3,109	0.86	1,515,977	3,588	0.95
Noninterest bearing deposits	373,711	-	-	353,476	-	-
Other liabilities	38,966	-	-	33,585	-	-
Stockholders’ equity	148,573	-	-	73,394	-	-
Total liabilities and stockholders’ equity	$2,014,625			$1,976,432
Net interest income (tax equivalent)		$13,700			$13,982
Net interest income (tax equivalent) to total earning assets			3.13%			3.18%
Interest bearing liabilities to earning assets	81.86%			85.07%

1.            Interest income from loans is shown on a TE basis as discussed below and includes fees of $550,000 and $671,000 for the first quarter of 2014 and 2013, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, the Company adjusts net interest income and net interest income to earning assets to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on TE loans and securities to other earning assets. The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Effect of Tax Equivalent Adjustment
	Three Months Ended
	March 31,
	2014	2013

Interest income (GAAP)	$16,704	$17,490
Taxable equivalent adjustment - loans	25	16
Taxable equivalent adjustment - securities	80	64
Interest income (TE)	16,809	17,570
Less: interest expense (GAAP)	3,109	3,588
Net interest income (TE)	$13,700	$13,982
Net interest and income (GAAP)	$13,595	$13,902
Average interest earning assets	$1,775,470	$1,782,096
Net interest income to total interest earning assets	3.11%	3.16%
Net interest income to total interest earning assets (TE)	3.13%	3.18%

Provision for Loan Losses / Loan Loss Reserve Release

The Company’s $1.0 million loan loss reserve release in the first quarter of 2014 compares to a $2.5 million reserve release in the first quarter of 2013.  The provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio.  Reserve releases reflect management’s measured decision that probable and estimable losses have been reduced.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for these potential and estimated loan losses.  The $1.0 million loan loss reserve release in the first quarter of 2014 continues a 2013 trend of quarterly reserve releases.  In each quarter of 2013, management concluded that quarterly releases were justified with quarterly amounts ranging from $1.8 million to $2.5 million.

Nonperforming loans decreased to $38.6 million at March 31, 2014 from $39.8 million at December 31, 2013.  Net charge-offs totaled $805,000 in first quarter 2014 while net recoveries totaled $2.5 million for the first quarter of 2013.  The distribution of the Company’s remaining nonperforming loans are included in the following table.

	Nonperforming Loans as of			March 31, 2014 Dollar change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2013	2013
Real estate-construction	$2,888	$2,729	$8,040	$159	$(5,152)
Real estate-residential:
Investor	3,876	6,615	8,524	(2,739)	(4,648)
Owner occupied	5,901	6,190	8,269	(289)	(2,368)
Revolving and junior liens	2,726	3,209	3,776	(483)	(1,050)
Real estate-commercial, nonfarm	23,172	21,024	38,588	2,148	(15,416)
Real estate-commercial, farm	-	-	2,417	-	(2,417)
Commercial	24	27	210	(3)	(186)
Other	-	-	-	-	-
	$38,587	$39,794	$69,824	$(1,207)	$(31,237)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  The only increase of significance in nonperforming loans since

December 31, 2013 was in the real estate – commercial, nonfarm segment as migration of loans to nonaccrual were in excess of upgrades and migration to OREO.  Remediation work continues in all segments.  Importantly, new migration to nonaccrual continues to be minimal.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	March 31,	December 31,	March 31,
	2014	2013	2013
Real estate-construction
Homebuilder	$(35)	$-	$3
Land	1	(1)	(1)
Commercial speculative	-	62	(767)
All other	65	1	(1)
Total real estate-construction	31	62	(766)
Real estate-residential
Investor	92	547	(149)
Owner occupied	8	(15)	(19)
Revolving and junior liens	499	139	349
Total real estate-residential	599	671	181
Real estate-commercial, nonfarm
Owner general purpose	-	-	(19)
Owner special purpose	259	(3)	117
Non-owner general purpose	18	(1,258)	(317)
Non-owner special purpose	-	-	(824)
Retail properties	(89)	296	(1,173)
Total real estate-commercial, nonfarm	188	(965)	(2,216)
Real estate-commercial, farm	-	-	-
Commercial	(11)	(7)	235
Other	(2)	5	29
	$805	$(234)	$(2,537)

Charge-offs for the first quarter 2014 were, in many instances, from previously established specific reserves on nonaccrual loans deemed uncollectible.  Gross charge-offs for the first quarter of 2014 were $1.4 million compared to $1.5 million for the first quarter of 2013 and $1.9 million for the fourth quarter of 2013 reflecting our efforts to improve loan quality in better but still challenging markets.  Recoveries were $555,000, $4.1 million and $2.1 million for the same time periods, respectively.

	Classified loans as of			March 31, 2013 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2013	2013
Real estate-construction	$6,430	$3,024	$12,656	$3,406	$(6,226)
Real estate-residential:
Investor	7,674	9,750	8,913	(2,076)	(1,239)
Owner occupied	6,847	7,699	10,463	(852)	(3,616)
Revolving and junior liens	3,645	3,971	5,722	(326)	(2,077)
Real estate-commercial, nonfarm	27,633	37,297	61,442	(9,664)	(33,809)
Real estate-commercial, farm	-	-	2,417	-	(2,417)
Commercial	455	481	747	(26)	(292)
Other	-	1	1	(1)	(1)
	$52,684	$62,223	$102,361	$(9,539)	$(49,677)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  With the decline in both classified loans and OREO in the first quarter, this ratio improved to 38.44% at March 31, 2014, down from 43.44% at December 31, 2013.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ending
	March 31,	December 31,	March 31,
	2014	2013	2013
Allowance at beginning of quarter	$27,281	$29,547	$38,597
Charge-offs:
Commercial	4	8	254
Real estate - commercial	329	608	508
Real estate - construction	68	63	4
Real estate - residential	849	1,100	585
Consumer and other loans	110	123	172
Total charge-offs	1,360	1,902	1,523
Recoveries:
Commercial	15	15	19
Real estate - commercial	141	1,573	2,724
Real estate - construction	37	1	770
Real estate - residential	250	429	404
Consumer and other loans	112	118	143
Total recoveries	555	2,136	4,060
Net charge-offs (recoveries)	805	(234)	(2,537)
Loan loss reserve release	(1,000)	(2,500)	(2,500)
Allowance at end of period	$25,476	$27,281	$38,634

Average total loans (exclusive of loans held-for-sale)	$1,104,065	$1,072,320	$1,138,579
Net charge-offs to average loans	0.07%	-0.02%	-0.22%
Allowance at period end to average loans	2.31%	2.54%	3.39%

Ending balance: Individually evaluated for impairment	$1,247	$2,395	$5,038
Ending balance: Collectively evaluated for impairment	$24,229	$24,886	$33,596

The coverage ratio of the allowance for loan losses to nonperforming loans was 66.0% as of March 31, 2014, which reflects a slight decrease from 68.6% as of December 31, 2013.  Management updated the estimated specific allocations in the first quarter after receiving more recent appraisals for detailed collateral valuations or information on cash flow trends related to the impaired credits.  This update resulted in a lower amount required in the reserve for estimable losses on these credits at the end of the first quarter 2014 compared to year end 2013.  The estimated general allocation was essentially unchanged from December 31, 2013, as the overall credit condition of our loan portfolio adjusted for environmental factors remained relatively stable during the quarter.  The third component of the Company’s loan loss reserve analysis showed lower required reserves, most notably in the pooled commercial real estate category.  Management determined that the dollar amount of loans in this component was markedly lower at period end first quarter 2014 compared to year end 2013.  In summary, after careful and detailed review, management determined an appropriate amount to release from the allowance for loan losses.  Factors considered include loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.

The above changes in estimates were made by management to be consistent with observable trends within loan portfolio segments and in conjunction with market conditions and credit review administration activities.  Management also reviewed and evaluated several environmental factors.  These factors are evaluated on an ongoing basis and are included in the assessment of the adequacy of the allowance for loan losses.

After a review of the adequacy of the loan loss reserve at March 31, 2014, management concluded that a $1.0 million reserve release was justified.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased slightly from 2.5% of total loans as of December 31, 2013 to 2.3% of total loans at March 31, 2014.  In management’s judgment, an adequate, measured and entirely appropriate allowance for estimated losses has been established for inherent losses at March 31, 2014; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO decreased modestly by $1.3 million from $41.5 million at December 31, 2013, to $40.2 million at March 31, 2014.  Disposition activity and valuation writedowns in the first quarter exceeded additions to OREO as shown below.  As a result, holdings in lots suitable for development and commercial property decreased in the quarter.  The dollar value of vacant land was unchanged at end of the first quarter.  Overall, a net gain on sale of $386,000 was realized in the first quarter.  Lower total OREO (down from $65.7 million at March 31, 2013) has resulted in reduced expenses to carry and operate remaining properties.

	Three Months Ended
(in thousands)	March 31,	December 31,	March 31,
	2014	2013	2013
Beginning balance	$41,537	$49,066	$ 72,423
Property additions	4,688	4,998	6,985
Development improvements	-	13	50
Less:
Property disposals	5,569	10,784	11,661
Period valuation adjustments	436	1,756	2,134
Other real estate owned	$40,220	$41,537	$ 65,663

The OREO valuation reserve decreased to $19.5 million, which is 32.6% of gross OREO at March 31, 2014.  The valuation reserve represented 32.1% and 34.9% of gross OREO at March 31, 2013, and December 31, 2013, respectively.  In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less costs to sell; however, there can be no assurance that additional losses will not be incurred on disposition or update to valuation in the future.  Of note, one commercial property of five lots valued in total at $1.0 million has been in OREO for over five years.

OREO Properties by Type

(in thousands)	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$ 4,730	12%	$ 4,658	11%	$ 9,854	15%
Lots (single family and commercial)	14,298	36%	15,020	36%	26,130	40%
Vacant land	3,135	8%	3,135	8%	4,610	7%
Multi-family	5,045	12%	1,783	4%	2,134	3%
Commercial property	13,012	32%	16,941	41%	22,935	35%
Total OREO properties	$ 40,220	100%	$ 41,537	100%	$ 65,663	100%

Noninterest Income

	Three Months Ended			March 31, 2014 Dollar Change From
(in thousands)	1sr Qtr	4th Qtr	1sr Qtr	4th Qtr	1sr Qtr
	2014	2013	2013	2013	2013

Trust income	$ 1,459	$ 1,673	$ 1,491	$ (214)	$ (32)
Service charges on deposits	1,720	1,877	1,677	(157)	43
Residential mortgage banking revenue	727	1,858	2,450	(1,131)	(1,723)
Securities (loss) gains, net	(69)	14	1,453	(83)	(1,522)
Loss on sale of CDO	-	(4,117)	-	4,117	-
Total securities (loss) gains, net	(69)	(4,103)	1,453	4,034	(1,522)
Increase in cash surrender value of bank-owned life insurance	358	405	407	(47)	(49)
Debit card interchange income	830	893	792	(63)	38
Other income	1,296	1,263	1,737	33	(441)
Total noninterest income	$ 6,321	$ 3,866	$ 10,007	$ 2,455	$ (3,686)

Excluding the fourth quarter 2013 $4.1 million loss on CDO sales, noninterest income decreased in first quarter 2014 on a linked quarter basis.  The Company sold the CDO following the December 2013 announcements of the implementation of Section 619 of the Dodd – Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the Volcker Rule.  Reviewing core operational noninterest revenue, on a linked quarter basis residential mortgage banking revenue decreased sharply reflecting industry headwinds on this service offering.  Further, industry reports indicate that the mortgage refinance market in the Chicago area is strained by underwater ownership positions.  Approximately 31% of Chicago area homeowners with a mortgage owed at least 25% more on the home than the property’s current value.  Another 16% were between 10% negative equity and 10% positive equity.   First quarter 2014 mortgage servicing income net of changes in fair value dropped sharply from both fourth quarter and first quarter 2013.  Other categories of Company noninterest income were essentially flat or down.

Similar results are found comparing first quarter 2014 to first quarter 2013 with the additional consideration that the Company recorded a small 2014 loss on non-core noninterest revenue for securities sales compared to a $1.5 million gain on securities sales in first quarter 2013.  The 2013 period also included a large gain on the recapture of restricted stock from senior executives as required by the regulations governing the Troubled Assets Relief Program.

The Company’s residential mortgage banking revenue reflects trends extensively reported in local and national business reports.  For example, recent national reports indicate that mortgage originations fell to a 14 year low in first quarter.  The $235 billion in mortgage loans made in the first quarter of 2014 was 23% lower than in the fourth quarter of 2013 and down 58% from a year ago.  Locally, management sees sharply lower application volume year over year as the refinance business reflects some market saturation with fewer customers needing to or qualifying for refinance.  Management also sees increases in the purchase pipeline, but at a slower pace with some communities in our markets continuing to be difficult.

Noninterest Expense

	Three Months Ended			March 31, 2014 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2013	2013

Salaries	$ 6,872	$ 7,141	$ 6,715	$ (269)	$ 157
Bonus	709	686	659	23	50
Benefits and others	1,520	1,353	1,658	167	(138)
Total salaries and employee benefits	9,101	9,180	9,032	(79)	69
Occupancy expense, net	1,481	1,245	1,279	236	202
Furniture and equipment expense	983	990	1,144	(7)	(161)
FDIC insurance	279	981	1,035	(702)	(756)
General bank insurance	489	489	849	-	(360)
Amortization of core deposit intangible assets	512	525	525	(13)	(13)
Advertising expense	303	384	166	(81)	137
Debit card interchange expense	378	361	344	17	34
Legal fees	257	642	323	(385)	(66)
Other real estate owned expense, net	1,008	1,804	3,097	(796)	(2,089)
Other expense	2,725	3,472	3,144	(747)	(419)
Total noninterest expense	$ 17,516	$ 20,073	$ 20,938	$ (2,557)	$ (3,422)

All categories of noninterest expense were essentially flat or down in the first quarter from the prior quarter, except for weather related occupancy expense.  Expense reflecting payments of the Bank FDIC assessment is down sharply in part due to the lifting of the Company’s written agreement with the Reserve Bank and the termination of the consent order with the OCC.  Legal expense dropped on fewer problem loan or OREO issues requiring legal counsel and also after appropriately comprehensive expense accrual in fourth quarter 2013.  OREO expense reflects reduced valuation expenses as market values have improved.  On a linked quarter basis, OREO valuation expense dropped sharply.  The linked quarter decrease in valuation expense was the third consecutive quarterly decrease on this metric.  All other noninterest expense is down quarter to quarter on appropriate and significant accruals in fourth quarter 2013.

Year over year all categories of noninterest expense are flat to down except occupancy as discussed above and advertising expense for programs in 2014 related to consumer products.  All OREO expense information in this filing incorporates a Company decision at year end 2013 to reclassify OREO revenue to noninterest expense.

Income Taxes

The Company recorded a tax expense of $1.2 million on $3.4 million pre-tax income for the first quarter of 2014.  The tax expense was composed of $30,000 in current income tax expense and $1.2 million in deferred income tax expense.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Tax Benefits Plan”).  The Tax Benefits Plan amended and restated the Rights Agreement, dated September 17, 2002.  The purpose of the Tax Benefits Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Tax Benefits Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  In connection with the public offering, the Company amended the Tax Benefits Plan on April 3, 2014, to allow two investors to purchase more than 5% of the Company’s common stock.

The determination of being able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  As of September 30, 2013, management determined that the realization of most of the deferred tax asset was “more likely than not” as required by accounting principles and reversed a significant portion of an established valuation allowance to reflect this judgment. The remaining valuation allowance is for a portion of the state net operating loss carryforward the Company could possibly use, but does not meet the threshold of “more likely than not” at March 31, 2014.

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

The positive evidence considered included the following: (1) the current quarter results reflect the Company’s sixth consecutive quarter of pre-tax earnings (2) reduced nonperforming assets for the eleventh consecutive quarter (3) strongly encouraging indications from OCC on the removal of the Consent Order subsequently confirmed with the removal of the Consent Order effective October 17, 2013.  Negative evidence considered included the decrease in the Company’s net interest margin and reduced noninterest income, primarily from decreased mortgage banking revenue.  The only tax planning strategy considered was selling the Company’s bank-owned life insurance which would have produced immediate taxable income of approximately $12.0 million if it had been sold effective March 31, 2014 (up from $11.4 million projected if sale had been consummated effective September 30, 2013).  While the Company does not anticipate completing this sale, management would consider the sale in the event a deferred tax asset was close to expiration.

Financial Condition

Total assets increased $55.4 million, or 2.8%, from December 31, 2013, to $2.06 billion as of March 31, 2014.  Loans increased by $10.0 million, or 0.9%, as management continued to emphasize credit quality under an overarching relationship lending program.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO decreased $1.3 million, or 3.2% at March 31, 2014, compared to year end 2013.  Available-for-sale securities increased by $28.0 million for the period while one purchase combined with portfolio paydowns in the quarter resulted in a net $7.7 million increase in held-to-maturity securities in the three months ended March 31, 2014.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 decreased from $1.2 million at December 31, 2013, to $665,000 as of March 31, 2014.  Management performed an annual review of the core deposit intangible assets as of November 30, 2013.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of the core deposit intangible assets as of March 31, 2014.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Loans

Total loans were $1.11 billion as of March 31, 2014, an increase of $10.0 million from $1.10 billion as of December 31, 2013.  The increase in loans reflects successful loan production work in the quarter after extensive work in previous periods to build a robust loan pipeline.  An overriding effort to develop relationship based loan clients also resulted in current loan clients more closely reflecting our core clientele.   Our existing commercial clients have not been utilizing existing lines of credit as we would expect in a healthier economy.  Challenging economic headwinds and an intensely competitive environment served to temper overall loan growth.

	Major Classification of Loans as of			March 31, 2014 Dollar Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2014	2013	2013	2013	2012
Commercial	$98,321	$94,736	$84,332	$3,585	$13,989
Real estate - commercial	579,297	560,233	566,349	19,064	12,948
Real estate - construction	32,016	29,351	40,698	2,665	(8,682)
Real estate - residential	375,781	390,201	394,599	(14,420)	(18,818)
Consumer	2,837	2,760	2,908	77	(71)
Overdraft	301	628	584	(327)	(283)
Lease financing receivables	9,227	10,069	8,574	(842)	653
Other	13,019	12,793	15,022	226	(2,003)
	1,110,799	1,100,771	1,113,066	10,028	(2,267)
Net deferred loan costs	438	485	236	(47)	202
	$1,111,237	$1,101,256	$1,113,302	$9,981	$(2,065)

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies are still subject to the continued sluggish economic conditions that have been experienced nationwide.  The adverse economic conditions continue to affect the midwest region in particular and financial markets generally, and real estate related activity, including valuations and transactions, continues to be in distress.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.8% of the portfolio as of March 31, 2014, compared to 89.0% of the portfolio as of December 31, 2013.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Consistent with that commitment and management’s response to the now terminated Consent Order with the OCC, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future as result of that process.  Management had previously reorganized the lending function by targeted business units and has placed increased emphasis upon commercial and industrial lending in particular.  This action included strategic additions and changes to staff as well as a prior realignment of resources.

Securities

(in thousands)	As of			March 31, 2014 Dollar Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
Securities available-for-sale, at fair value	2014	2013	2013	2013	2013

U.S. Treasury	$1,540	$1,544	$1,502	$(4)	$38
U.S. government agencies	1,665	1,672	69,265	(7)	(67,600)
U.S. government agency mortgage-backed	-	-	76,352	-	(76,352)
States and political subdivisions	26,459	16,794	27,015	9,665	(556)
Corporate bonds	31,272	15,102	38,579	16,170	(7,307)
Collateralized mortgage obligations	51,124	63,876	131,669	(12,752)	(80,545)
Asset-backed securities	288,152	273,203	220,737	14,949	67,415
Collateralized debt obligations	-	-	10,627	-	(10,627)
Total securities available-for-sale	$400,212	$372,191	$575,746	$28,021	$(175,534)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$35,292	$35,268	$-	$24	$35,292
Collateralized mortgage obligations	229,006	221,303	-	7,703	229,006
Total securities held-to-maturity	$264,298	$256,571	$-	$7,727	$264,298

Total securities	$664,510	$628,762	$575,746	$35,748	$88,764

Total securities increased from $628.8 million at December 31, 2013 to $664.5 million at March 31, 2014. Held-to-Maturity (“HTM”) securities of $256.6 million at December 31, 2013 saw only one purchase in the quarter — a $9.2 million collateralized mortgage obligation — to end the quarter at $264.3 million.  Available-for-Sale (“AFS”) securities were $372.2 million at December 31, 2013 with purchase activity of two Tax Anticipation Warrants from a local school district, $20 million in corporate bonds and $32.9 million in asset-backed securities backed by student loan paper guaranteed by the U.S. Department of Education.  AFS security sales activity for the quarter included $16.6 million in asset-backed securities (backed by government guaranteed student loan paper), an $11.5 million collateralized mortgage obligation and $3.7 million in corporate bonds.  Total AFS securities were $400.2 million at March 31, 2014.

First quarter securities activity increased the Company’s March 31, 2014, risk weighted assets from December 31, 2013.  Increased total holdings and greater amounts of higher risk weighted investments caused the increase in risk weighted assets as reflected in risk based capital ratios.  See table above, most notably corporate bonds and state/political subdivisions detail lines.

Additionally, the Company owned securities from five issuers where each issuer holding exceeded 10% of total stockholders’ equity by a sizeable dollar amount.  Company investment managers have assessed the quality of the issuers to confirm that underwriting standards meet expectation and requirements under the Company’s investment policy.  Further, much of this volume is guaranteed by the U. S. Department of Education.

The net unrealized losses on AFS securities, net of deferred tax benefit, in the portfolio increased by $600,000 from $2.4 million as of December 31, 2013, to $3.0 million as of March 31, 2014.  Note 2 of the consolidated financial statements contains additional information related to AFS securities.

Deposits and Borrowings

Total deposits increased $42.2 million, or 2.5%, during the quarter ended March 31, 2014, to $1.72 billion.  During the first quarter, savings, NOW and money market deposit volume increased by $36.2 million.  Time deposits decreased by $7.8 million, or 1.6%.  Noninterest bearing demand deposits  increased $13.7 million, or 3.7%, for the quarter.  We continue to be among market share leaders in our home counties of Kane and Kendall in Illinois.

Average balance for total deposits was $1.69 billion for the first quarter.  This continues the 2013 trend of an average quarterly balance for total deposits of approximately $1.70 billion.  Reductions in average time deposits reflecting maturities of deposits from past higher rate environments continue to be offset by increased volumes in transactional deposit accounts.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility was originally composed of a $30.5 million senior debt facility and $500,000 in term debt, as well as $45.0 million of Subordinated Debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no outstanding balance on the senior line of credit when it matured but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2013, and March 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default.  The senior debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At March 31, 2014, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt  by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

The Company increased its securities sold under repurchase agreements $652,000, or 2.9%, from December 31, 2013.  The Company’s other short-term borrowings increased $15.0 million, at March 31, 2014 from December 31, 2013, on a FHLBC advance subsequently matured and not replaced.

Capital

As of March 31, 2014, total stockholders’ equity was $149.5 million, which was an increase of $1.8 million, or 1.2%, from $147.7 million as of December 31, 2013.  This increase was primarily attributable to the net income from operations in the first quarter of 2014.  Additionally, total stockholders’ equity was affected by the Company not accruing a dividend for the first quarter of 2014 on its Series B Stock.  However, on April 15, 2014 the Company declared a dividend of approximately $15.8 million on the Series B Stock to be paid on May 15, 2014 to Series B Stockholders of record as of May 1, 2014.

On April 28, 2014, the Company repurchased 25,669 shares of the Series B Stock from certain holders, which included certain of the Company’s directors, at a repurchase price of 94.75% of the per share liquidation value, or $947.50 per share, for a total repurchase price of approximately $24.3 million.  The holders of such shares also waived their rights to any dividends on the Series B Stock, and such holders will not receive any part of the declared dividend on the Series B Stock.  Payments of $22.9 million were made to a large private investor with other paymets totaling $1.4 million made to directors of the Company.  See Note 17 for additional information.

As of March 31, 2014, the Company’s regulatory ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 leverage increased to 15.87%, 10.85%, and 7.29%, respectively, compared to 15.88%, 10.65%, and 6.96%, respectively, at December 31, 2013.  The Company, on a consolidated basis, exceeded the minimum ratios to be deemed “adequately capitalized” under regulatory defined capital ratios at March 31, 2014.  The same capital ratios at the Bank were 17.83%, 16.58% and 11.12%, respectively, at March 31, 2014, compared to 18.04%, 16.78%, and 10.97%, at December 31, 2013.

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighting of the Bank’s assets, developed by the OCC and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.

On May 16, 2011, the Bank entered into the Consent Order with the OCC that was terminated on October 17, 2013.  Further, in July 2011 the Company entered into the Written Agreement with the Reserve Bank designed to maintain the financial soundness of the Company.  In January 2014, the Reserve Bank terminated the Written Agreement.  Although the Written Agreement was terminated, the Company expects that it will continue to seek approval from the Reserve Bank prior to paying any dividends on its common stock and incurring any additional indebtedness.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts will defer regularly scheduled dividends on their trust preferred securities.  On April 21, 2014, the Company paid the accumulated and unpaid interest on the trust preferred securities and terminated the deferral period.  The interest will not be immediately paid by the indenture trustees to the holders of such trust preferred securities.  Instead, the trustees will hold the interest payments in irrevocable deposit accounts and will pay such amounts on the next applicable payment dates under the indentures to holders of the securities on the record dates set forth in the appropriate indenture.

During the fourth quarter 2012, the U.S. Treasury (“Treasury”) announced the continuation of individual auctions of the Series B Stock that was issued through the Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  At that time, the Company was informed that the Series B Stock would be auctioned.  Auction transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the CPP.  The auctions were successful for the Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  At December 31, 2013 and March 31, 2014, Old Second Bancorp carried $72.9 million and $73.0 million, respectively of Series B Stock in total stockholders equity.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock increased from 5% to 9% in February 2014.

In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets increased to 3.68% and 1.27%, respectively, at March 31, 2014, compared to 3.67% and 0.77%, respectively, at December 31, 2013.  The Company expects that the issuance of 15,525,000 common shares net of repurchasing 25,669 Series B Stock will positively impact the regulatory ratios and the non-GAAP ratios noted above in the quarter ending June 30, 2014.  The Company does not anticipate any significant effect to the Bank’s regulatory ratios as the Company does not have any immediate plans to use any of the proceeds to increase Bank capital.

	(unaudited)		(unaudited)
	As of March 31,		December 31,
(dollars in thousands)	2014	2013	2013

Tier 1 capital
Total stockholders’ equity	$149,488	$75,854	$147,692
Tier 1 adjustments:
Trust preferred securities	52,327	26,019	51,577
Cumulative other comprehensive loss	7,493	2,202	7,038
Disallowed intangible assets	(665)	(2,751)	(1,177)
Disallowed deferred tax assets	(66,139)	-	(70,350)
Other	(561)	(447)	(581)
Tier 1 capital	$141,943	$100,877	$134,199

Total capital
Tier 1 capital	$141,943	$100,877	$134,199
Tier 2 additions:
Allowable portion of allowance for loan losses	16,467	17,162	15,898
Additional trust preferred securities disallowed for tier 1 captial	4,298	30,606	5,048
Subordinated debt	45,000	45,000	45,000
Tier 2 additions subtotal	65,765	92,768	65,946
Allowable Tier 2	65,765	92,768	65,946
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$207,702	$193,639	$200,139

Tangible common equity
Total stockholders’ equity	$149,488	$75,854	$147,692
Less: Preferred equity	73,000	72,130	72,942
Intangible assets	665	2,751	1,177
Tangible common equity	$75,823	$973	$73,573

Tier 1 common equity
Tangible common equity	$75,823	$973	$73,573
Tier 1 adjustments:
Cumulative other comprehensive loss	7,493	2,202	7,038
Other	(66,700)	(447)	(70,931)
Tier 1 common equity	$16,616	$2,728	$9,680

Tangible assets
Total assets	$2,059,419	$1,954,044	$2,004,034
Less:
Intangible assets	665	2,751	1,177
Tangible assets	$2,058,754	$1,951,293	$2,002,857

Total risk-weighted assets
On balance sheet	$1,268,368	$1,316,171	$1,224,438
Off balance sheet	40,009	35,327	36,023
Total risk-weighted assets	$1,308,377	$1,351,498	$1,260,461

Average assets
Total average assets for leverage	$1,947,260	$1,973,234	$1,927,217

In addition, management believes the presentation of other financial measures such as core earnings, which excludes taxes, provisions for loan losses, income and expenses associated with OREO, and other nonrecurring items as detailed immediately below, provides useful supplemental information that is helpful in understanding our financial results.  Management considers this information useful since certain items such as release for loan losses and OREO activities in the current credit cycle, while somewhat improved, are noteworthy.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

	As of and for the
	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
	(unaudited)
Core earnings
Pre-tax income	$3,400	$5,471
Excluding impact of:
Other real estate owned, net of income	1,008	3,097
Loan loss reserve release	(1,000)	(2,500)
Litigation related income	(2)	(11)
Core Earnings	$3,406	$6,057

Earnings per core diluted share
Average diluted number of shares	14,081,634	14,157,523
Core diluted earnings per share	$0.24	$0.43

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors borrowing capacity at correspondent banks as well as the FHLBC and Reserve Bank as part of its liquidity management process as supervised by the Asset and Liability Committee and reviewed by the board of directors.

Net cash outflows from operating activities were $4.9 million during the first quarter of 2014, compared with net cash inflows of $2.2 million in the same period in 2013.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflows for both of the first quarters of 2014 and 2013.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for both of the first quarters of 2014 and 2013.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $46.0 million in the first quarter of 2014, compared to net cash inflows of $46.7 million in the same period in 2013.  In the first quarter 2014, securities transactions accounted for net outflows of $36.1 million, and net principal received on loans accounted for net outflows of $15.5 million.  In the first quarter of 2013, securities transactions accounted for net inflows of $9.0 million, and net principal received on loans accounted for net inflows of $27.0 million.  Proceeds from sales of OREO accounted for $6.0 million and $11.8 million in investing cash inflows for the first quarters of 2014 and 2013, respectively.

Net cash inflows from financing activities in the first quarter of 2014 were $57.8 million, compared with net cash outflows of $96.2 million in the first quarter of 2013.  Net deposit inflows in the first quarter of 2014 were $42.2 million compared to net deposit inflows of $1.0 million in the first quarter of 2013.  Other short-term borrowings had net cash inflows of $15.0 million related to the FHLBC advance in the first quarter of 2014, whereas the first quarter of 2013 had a cash outflow in other short-term borrowings related to the FHLBC advance repayment of $100.0 million.  Changes in securities sold under repurchase agreements accounted for $652,000 in net inflows and $2.9 million in net inflows, respectively, in the first quarters of 2014 and 2013.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, management believes there is no material exposure to market risk from trading activities.  The Company’s interest rate risk exposures from March 31, 2014, and December 31, 2013, are outlined in the table below.

The Company’s net income can be significantly influenced by a variety of external factors,

including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company’s Asset and Liability Committee seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 13 of the financial statements included in this quarterly report.  The Company monitors and manages this risk within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  The simulation model incorporates specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 had made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more.  Compared to December 31, 2013 the Company had less earnings gains (in both dollars and percentage) if interest rates should rise.  This decrease in rising-rate benefit reflects continued customer demand for longer term, fixed-rate loans.  Federal Funds rates and the Bank’s prime rate were stable throughout the first quarter of 2014, at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.  While it was not possible to calculate net interest income for -0.5% as of December 31, 2013, increases in interest rates during the first quarter of 2014 made that calculation possible as of March 31, 2014, which is reflected in the table.

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%	-1.0%	-0.5%	0.5%	1.0%	2.0%
March 31, 2014
Dollar change	N/A	N/A	$(478)	$(80)	$(59)	$705
Percent change	N/A	N/A	-0.8%	-0.1%	-0.1%	+1.2%

December 31, 2013
Dollar change	N/A	N/A	N/A	$70	$249	$1,190
Percent change	N/A	N/A	N/A	+0.1%	+0.4%	+2.1%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2013.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101                        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (ii) Consolidated Statements of Operations for the three ended March 31, 2014, and March 31, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014, and March 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and March 31, 2013; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 13, 2014