Form 10-Q
period 2014-06-30
OLD SECOND BANCORP INC
filed 2014-08-13
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 8, 2014, the Registrant had outstanding 29,442,508 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$73,646	$33,210
Interest bearing deposits with financial institutions	19,412	14,450
Cash and cash equivalents	93,058	47,660
Securities available-for-sale, at fair value	329,814	372,191
Securities held-to-maturity, at amortized cost	264,683	256,571
Federal Home Loan Bank and Federal Reserve Bank stock	10,292	10,292
Loans held-for-sale	4,559	3,822
Loans	1,132,747	1,101,256
Less: allowance for loan losses	23,856	27,281
Net loans	1,108,891	1,073,975
Premises and equipment, net	45,242	46,005
Other real estate owned	39,232	41,537
Mortgage servicing rights, net	5,501	5,807
Core deposit, net	154	1,177
Bank-owned life insurance (BOLI)	56,134	55,410
Deferred tax assets, net	71,778	75,303
Other assets	17,526	14,284
Total assets	$2,046,864	$2,004,034

Liabilities
Deposits:
Noninterest bearing demand	$393,964	$373,389
Interest bearing:
Savings, NOW, and money market	853,654	836,300
Time	453,206	472,439
Total deposits	1,700,824	1,682,128
Securities sold under repurchase agreements	38,133	22,560
Other short-term borrowings	-	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	11,411	42,776
Total liabilities	1,854,246	1,856,342

Stockholders’ Equity
Preferred stock	47,331	72,942
Common stock	34,365	18,830
Additional paid-in capital	115,183	66,212
Retained earnings	96,927	92,549
Accumulated other comprehensive loss	(5,339)	(7,038)
Treasury stock	(95,849)	(95,803)
Total stockholders’ equity	192,618	147,692
Total liabilities and stockholders’ equity	$2,046,864	$2,004,034

	June 30, 2014		December 31, 2013
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	47,331	34,364,734	73,000	18,829,734
Shares outstanding	47,331	29,442,508	73,000	13,917,108
Treasury shares	-	4,922,226	-	4,912,626

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$13,046	$13,912	$25,984	$28,826
Loans held-for-sale	29	45	54	86
Securities:
Taxable	3,352	2,698	6,854	4,996
Tax exempt	118	174	266	293
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	78	76	154	152
Interest bearing deposits with financial institutions	20	27	35	69
Total interest and dividend income	16,643	16,932	33,347	34,422
Interest expense
Savings, NOW, and money market deposits	188	221	387	449
Time deposits	1,210	1,800	2,531	3,653
Other short-term borrowings	3	-	5	20
Junior subordinated debentures	1,388	1,314	2,775	2,601
Subordinated debt	198	205	394	401
Notes payable and other borrowings	4	4	8	8
Total interest expense	2,991	3,544	6,100	7,132
Net interest and dividend income	13,652	13,388	27,247	27,290
Loan loss reserve release	(1,000)	(1,800)	(2,000)	(4,300)
Net interest and dividend income after provision for loan losses	14,652	15,188	29,247	31,590
Noninterest income
Trust income	1,677	1,681	3,136	3,172
Service charges on deposits	1,796	1,799	3,516	3,475
Secondary mortgage fees	155	267	267	497
Mortgage servicing gain, net of changes in fair value	64	743	17	987
Net gain on sales of mortgage loans	1,038	1,811	1,700	3,787
Securities gains, net	295	745	226	2,198
Increase in cash surrender value of bank-owned life insurance	366	372	724	779
Death benefit realized on bank-owned life insurance	-	375	-	375
Debit card interchange income	930	900	1,760	1,692
Other income	1,160	1,147	2,456	2,885
Total noninterest income	7,481	9,840	13,802	19,847
Noninterest expense
Salaries and employee benefits	9,183	9,177	18,284	18,209
Occupancy expense, net	1,185	1,242	2,666	2,521
Furniture and equipment expense	984	1,104	1,967	2,248
FDIC insurance	627	1,024	906	2,059
General bank insurance	343	491	832	1,340
Amortization of core deposit	511	525	1,023	1,050
Advertising expense	459	328	762	494
Debit card interchange expense	412	362	790	706
Legal fees	409	486	666	809
Other real estate expense, net	1,650	3,302	2,658	6,399
Other expense	3,289	3,510	6,014	6,654
Total noninterest expense	19,052	21,551	36,568	42,489
Income before income taxes	3,081	3,477	6,481	8,948
Provision for income taxes	1,060	-	2,258	-
Net income	$2,021	$3,477	$4,223	$8,948
Preferred stock dividends and accretion of discount	1,348	1,305	2,920	2,594
Dividends waived upon preferred stock redemption	(5,433)	-	(5,433)	-
Gain on preferred stock redemption	(1,348)	-	(1,348)	-
Net income available to common stockholders	$7,454	$2,172	$8,084	$6,354

Basic earnings per share	$0.26	$0.15	$0.38	$0.45
Diluted earnings per share	0.26	0.15	0.38	0.45

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$2,021	$3,477	$4,223	$8,948

Unrealized holding gains (losses) on available-for-sale securities arising during the period	3,710	(13,334)	2,621	(13,369)
Related tax (expense) benefit	(1,527)	5,491	(1,079)	5,508
Holding gains (losses) after tax on available-for-sale securities	2,183	(7,843)	1,542	(7,861)

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains	295	745	226	2,198
Income tax expense on net realized gains	(121)	(306)	(93)	(902)
Net realized gains after tax	174	439	133	1,296
Other comprehensive income (loss) on available-for-sale securities	2,009	(8,282)	1,409	(9,157)

Accretion of net unrealized holding losses on held-to-maturity transferred from available-for-sale securities	247	-	494	-
Related tax expense	(102)	-	(204)	-
Other comprehensive income on held-to-maturity securities	145	-	290	-
Total other comprehensive income (loss)	2,154	(8,282)	1,699	(9,157)
Total comprehensive income (loss)	$4,175	$(4,805)	$5,922	$(209)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$4,223	$8,948
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of leasehold improvement	1,272	1,473
Change in fair value of mortgage servicing rights	630	(239)
Loan loss reserve release	(2,000)	(4,300)
Gain on recapture of restricted stock	-	(612)
Provision for deferred tax expense	2,335	-
Originations of loans held-for-sale	(52,057)	(112,161)
Proceeds from sales of loans held-for-sale	52,784	119,697
Net gain on sales of mortgage loans	(1,700)	(3,787)
Change in current income taxes payable	(78)	(266)
Increase in cash surrender value of bank-owned life insurance	(724)	(779)
Death claim on bank owned life insurance	-	396
Change in accrued interest receivable and other assets	(4,399)	1,427
Change in accrued interest payable and other liabilities	(21,066)	2,653
Net discount (accretion)/premium amortization on securities	(950)	162
Securities gains, net	(226)	(2,198)
Amortization of core deposit	1,023	1,050
Stock based compensation	82	67
Net gain on sale of other real estate owned	(409)	(567)
Provision for other real estate owned losses	1,261	4,576
Net gain on disposal of fixed assets	-	(5)
Net cash (used in) provided by operating activities	(19,999)	15,535
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	14,606	34,892
Proceeds from sales of securities available-for-sale	163,107	424,822
Purchases of securities available-for-sale	(132,073)	(472,967)
Proceeds from maturities and calls including pay down of securities held-to-maturity	3,902	-
Purchases of securities held-to-maturity	(11,212)	-
Proceeds from sales of Federal Home Loan Bank stock	-	910
Net change in loans	(42,259)	31,582
Improvements in other real estate owned	(131)	(50)
Proceeds from sales of other real estate owned	10,927	20,032
Proceeds from disposition of fixed assets	-	6
Net purchases of premises and equipment	(509)	(1,265)
Net cash provided by investing activities	6,358	37,962
Cash flows from financing activities
Net change in deposits	18,696	(26,596)
Net change in securities sold under repurchase agreements	15,573	12,635
Net change in other short-term borrowings	(5,000)	(100,000)
Redemption of preferred stock	(24,321)	-
Proceeds from issuance of common stock	64,395	-
Dividends paid	(10,258)	-
Purchase of treasury stock	(46)	(185)
Net cash provided by (used in) financing activities	59,039	(114,146)
Net change in cash and cash equivalents	45,398	(60,649)
Cash and cash equivalents at beginning of period	47,660	128,507
Cash and cash equivalents at end of period	$93,058	$67,858

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
Supplemental cash flow information	2014	2013
Income taxes paid (received)	$-	$266
Interest paid for deposits	3,027	4,165
Interest paid for borrowings	20,150	438
Non-cash transfer of loans to other real estate owned	9,343	11,181
Non-cash transfer of loans to securities available-for-sale	-	5,329
Change in dividends accrued and declared but not paid	(9,123)	511
Accretion on preferred stock discount	58	527
Fair value difference on recapture of restricted stock	-	43

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				8,948			8,948
Other comprehensive loss, net of tax					(9,157)		(9,157)
Change in restricted stock	51		(51)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			67				67
Purchase of treasury stock						(185)	(185)
Preferred stock accretion and declared dividends		527		(1,038)			(511)
Balance, June 30, 2013	$18,780	$72,396	$66,162	$19,958	$(10,484)	$(95,710)	$71,102

Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				4,223			4,223
Other comprehensive income, net of tax					1,699		1,699
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			82				82
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,870				64,395
Preferred stock accretion and declared dividends		58		(1,193)			(1,135)
Balance, June 30, 2014	$34,365	$47,331	$115,183	$96,927	$(5,339)	$(95,849)	$192,618

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2013.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 "Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect to the Company’s operating results or financial condition.

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

Securities held-to-maturity are carried at amortized cost and the discount or premium created in the 2013 transfer from available-for-sale securities or at the time of purchase thereafter is accreted or amortized to the maturity or expected payoff date but not an earlier call.  In accordance with GAAP, the Company has the positive intent and ability to hold the securities to maturity.  The Company has followed and will follow GAAP on all securities holdings.

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $5.5 million at June 30, 2014, and December 31, 2013.  Reserve Bank stock was recorded at $4.8 million at June 30, 2014, and December 31, 2013.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,539	$-	$(1)	$1,538
U.S. government agencies	1,724	-	(71)	1,653
States and political subdivisions	15,666	388	(301)	15,753
Corporate bonds	31,598	82	(330)	31,350
Collateralized mortgage obligations	34,992	61	(1,970)	33,083
Asset-backed securities	245,994	2,581	(2,138)	246,437
Total Securities Available-for-Sale	$331,513	$3,112	$(4,811)	$329,814
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,306	$1,421	$-	$38,727
Collateralized mortgage obligations	227,377	2,618	(952)	229,043
Total Securities Held-to-Maturity	$264,683	$4,039	$(952)	$267,770

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,549	$-	$(5)	$1,544
U.S. government agencies	1,738	-	(66)	1,672
States and political subdivisions	16,382	629	(217)	16,794
Corporate bonds	15,733	17	(648)	15,102
Collateralized mortgage obligations	66,766	256	(3,146)	63,876
Asset-backed securities	274,118	2,168	(3,083)	273,203
Total Securities Available-for-Sale	$376,286	$3,070	$(7,165)	$372,191
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$35,268	$45	$(73)	$35,240
Collateralized mortgage obligations	221,303	643	(2,858)	219,088
Total Securities Held-to-Maturity	$256,571	$688	$(2,931)	$254,328

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2014, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date, primarily mortgage-backed securities (“MBS”) and asset-backed securities are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$709	3.51%	$726
Due after one year through five years	5,817	2.87%	6,081
Due after five years through ten years	37,361	2.49%	37,057
Due after ten years	6,640	3.47%	6,430
	50,527	2.68%	50,294
Collateralized mortgage obligations	34,992	2.47%	33,083
Asset-back securities	245,994	1.20%	246,437
	$331,513	1.56%	$329,814
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$264,683	3.08%	$267,770

Securities with unrealized losses at June 30, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
June 30, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$1	$1,538	-	$-	$-	1	$1	1,538
U.S. government agencies	-	-	-	1	71	1,653	1	71	1,653
States and political subdivisions	2	281	3,214	3	20	3,055	5	301	6,269
Corporate bonds	5	256	15,982	1	74	1,928	6	330	17,910
Collateralized mortgage obligations	-	-	-	3	1,970	26,288	3	1,970	26,288
Asset-backed securities	12	1,512	106,222	1	626	26,081	13	2,138	132,303
	20	$2,050	$126,956	9	$2,761	$59,005	29	$4,811	$185,961
Securities Held-to-Maturity
Collateralized mortgage obligations	13	952	107,145	-	-	-	13	952	107,145
	13	$952	$107,145	-	$-	$-	13	$952	$107,145

	Less than 12 months			Greater than 12 months
December 31, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$5	$1,544	-	$-	$-	1	$5	$1,544
U.S. government agencies	-	-	-	1	66	1,672	1	66	1,672
States and political subdivisions	6	217	4,625	-	-	-	6	217	4,625
Corporate bonds	4	429	10,493	2	219	2,796	6	648	13,289
Collateralized mortgage obligations	5	3,146	54,021	-	-	-	5	3,146	54,021
Asset-backed securities	11	2,836	99,466	2	247	6,368	13	3,083	105,834
	27	$6,633	$170,149	5	$532	$10,836	32	$7,165	$180,985
Securities Held-to-Maturity
U.S. government agency mortgage-backed	6	73	19,134	-	-	-	6	73	19,134
Collateralized mortgage obligations	19	2,858	156,632	-	-	-	19	2,858	156,632
	25	$2,931	$175,766	-	$-	$-	25	$2,931	$175,766

Recognition of other-than-temporary impairment was not necessary in the six months ended June 30, 2014, or the year ended December 31, 2013.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment confirmed no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2014	December 31, 2013
Commercial	$106,752	$94,736
Real estate - commercial	599,796	560,233
Real estate - construction	32,265	29,351
Real estate - residential	368,592	390,201
Consumer	3,064	2,760
Overdraft	381	628
Lease financing receivables	8,722	10,069
Other	12,700	12,793
	1,132,272	1,100,771
Net deferred loan costs	475	485
	$1,132,747	$1,101,256

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 88.3% and 89.0% of the portfolio at June 30, 2014, and December 31, 2013, respectively.

Aged analysis of past due loans by class of loans were as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
June 30, 2014	Past	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$35	$35	$115,418	$21	$115,474	$35
Real estate - commercial
Owner occupied general purpose	708	-	-	708	126,728	2,911	130,347	-
Owner occupied special purpose	-	246	-	246	165,709	3,530	169,485	-
Non-owner occupied general purpose	462	-	-	462	149,077	6,397	155,936	-
Non-owner occupied special purpose	-	-	-	-	87,810	540	88,350	-
Retail properties	-	-	-	-	36,616	3,012	39,628	-
Farm	-	-	-	-	16,050	-	16,050	-
Real estate - construction
Homebuilder	-	-	-	-	3,408	-	3,408	-
Land	-	-	-	-	2,210	209	2,419	-
Commercial speculative	-	-	-	-	17,150	-	17,150	-
All other	-	-	-	-	8,690	598	9,288	-
Real estate - residential
Investor	886	73	144	1,103	127,840	3,788	132,731	144
Owner occupied	35	618	-	653	110,230	5,293	116,176	-
Revolving and junior liens	452	13	-	465	117,021	2,199	119,685	-
Consumer	-	-	-	-	3,064	-	3,064	-
All other[1]	-	-	-	-	13,556	-	13,556	-
	$2,543	$950	$179	$3,672	$1,100,577	$28,498	$1,132,747	$179

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2013	Past	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$104,778	$27	$104,805	$-
Real estate - commercial
Owner occupied general purpose	290	526	-	816	117,938	3,180	121,934	-
Owner occupied special purpose	511	-	-	511	164,277	7,671	172,459	-
Non-owner occupied general purpose	218	-	-	218	132,331	5,708	138,257	-
Non-owner occupied special purpose	-	-	-	-	73,325	661	73,986	-
Retail properties	-	-	-	-	34,034	3,144	37,178	-
Farm	-	-	-	-	16,419	-	16,419	-
Real estate - construction
Homebuilder	-	-	-	-	3,515	168	3,683	-
Land	-	-	-	-	4,436	209	4,645	-
Commercial speculative	-	-	-	-	11,235	1,913	13,148	-
All other	32	-	-	32	7,404	439	7,875	-
Real estate - residential
Investor	581	171	-	752	140,926	6,615	148,293	-
Owner occupied	4,414	308	87	4,809	106,184	5,967	116,960	87
Revolving and junior liens	650	76	-	726	121,013	3,209	124,948	-
Consumer	5	-	-	5	2,755	-	2,760	-
All other[1]	-	-	-	-	13,906	-	13,906	-
	$6,701	$1,081	$87	$7,869	$1,054,476	$38,911	$1,101,256	$87

1. The “All other” class includes overdrafts and net deferred costs.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

June 30, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$106,100	$9,062	$312	$-	$115,474
Real estate - commercial
Owner occupied general purpose	121,431	5,632	3,284	-	130,347
Owner occupied special purpose	162,233	3,270	3,982	-	169,485
Non-owner occupied general purpose	145,381	1,739	8,816	-	155,936
Non-owner occupied special purpose	78,080	9,730	540	-	88,350
Retail Properties	35,221	1,395	3,012	-	39,628
Farm	16,050	-	-	-	16,050
Real estate - construction
Homebuilder	3,408	-	-	-	3,408
Land	2,210	-	209	-	2,419
Commercial speculative	13,627	-	3,523	-	17,150
All other	8,690	-	598	-	9,288
Real estate - residential
Investor	127,109	310	5,312	-	132,731
Owner occupied	110,335	-	5,841	-	116,176
Revolving and junior liens	116,199	389	3,097	-	119,685
Consumer	3,063	-	1	-	3,064
All other	13,556	-	-	-	13,556
Total	$1,062,693	$31,527	$38,527	$-	$1,132,747

December 31, 2013		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$96,371	$7,953	$481	$-	$104,805
Real estate - commercial
Owner occupied general purpose	105,683	9,048	7,203	-	121,934
Owner occupied special purpose	162,586	1,968	7,905	-	172,459
Non-owner occupied general purpose	122,844	1,826	13,587	-	138,257
Non-owner occupied special purpose	59,674	9,840	4,472	-	73,986
Retail Properties	30,059	2,989	4,130	-	37,178
Farm	16,419	-	-	-	16,419
Real estate - construction
Homebuilder	1,745	1,770	168	-	3,683
Land	4,436	-	209	-	4,645
Commercial speculative	7,674	3,561	1,913	-	13,148
All other	7,109	32	734	-	7,875
Real estate - residential
Investor	135,136	3,407	9,750	-	148,293
Owner occupied	109,261	-	7,699	-	116,960
Revolving and junior liens	120,589	388	3,971	-	124,948
Consumer	2,759	-	1	-	2,760
All other	13,906	-	-	-	13,906
Total	$996,251	$42,782	$62,223	$-	$1,101,256

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan were as follows:

				Six Months Ended
	As of June 30, 2014			June 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$21	$29	$-	$24	$-
Commercial real estate
Owner occupied general purpose	2,511	3,025	-	2,527	2
Owner occupied special purpose	2,930	3,966	-	3,151	-
Non-owner occupied general purpose	6,500	7,138	-	5,964	30
Non-owner occupied special purpose	540	829	-	600	-
Retail properties	3,012	3,679	-	3,078	-
Farm	-	-	-	-	-
Construction
Homebuilder	1,791	1,791	-	1,904	47
Land	209	311	-	209	-
Commercial speculative	-	-	-	369	-
All other	309	349	-	156	-
Residential
Investor	2,605	3,651	-	4,294	1
Owner occupied	9,788	11,131	-	9,483	88
Revolving and junior liens	1,929	2,743	-	1,851	3
Consumer	-	-		-	-
Total impaired loans with no recorded allowance	32,145	38,642	-	33,610	171
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	487	522	207	609	-
Owner occupied special purpose	600	679	182	2,450	-
Non-owner occupied general purpose	551	838	414	745	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	84	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	587	-
All other	289	318	135	363	-
Residential
Investor	1,236	1,594	230	960	-
Owner occupied	492	596	105	1,028	7
Revolving and junior liens	329	359	167	914	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	3,984	4,906	1,440	7,740	7
Total impaired loans	$36,129	$43,548	$1,440	$41,350	$178

Impaired loans by class of loans were as follows:

				Six Months Ended
	As of December 31, 2013			June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$27	$34	$-	$124	$-
Commercial real estate
Owner occupied general purpose	2,543	3,006	-	3,681	2
Owner occupied special purpose	3,371	4,117	-	6,335	-
Non-owner occupied general purpose	5,428	6,709	-	12,215	104
Non-owner occupied special purpose	661	919	-	464	-
Retail properties	3,144	3,811	-	7,880	-
Farm	-	-	-	1,259	-
Construction
Homebuilder	2,016	2,016	-	3,736	69
Land	209	308	-	127	-
Commercial speculative	738	742	-	2,739	-
All other	4	35	-	190	-
Residential
Investor	5,984	8,338	-	7,948	5
Owner occupied	9,179	10,451	-	8,968	98
Revolving and junior liens	1,771	2,313	-	1,378	3
Consumer	-	-		11	-
Total impaired loans with no recorded allowance	35,075	42,799	-	57,055	281
With an allowance recorded
Commercial	-	-	-	309	-
Commercial real estate
Owner occupied general purpose	730	792	264	1,166	-
Owner occupied special purpose	4,300	4,702	759	2,811	-
Non-owner occupied general purpose	939	1,030	129	1,993	-
Non-owner occupied special purpose	-	-	-	492	-
Retail properties	-	-	-	1,685	-
Farm	-	-	-	-	-
Construction
Homebuilder	168	604	76	97	-
Land	-	-	-	127	-
Commercial speculative	1,175	1,808	17	2,323	-
All other	436	468	262	487	-
Residential
Investor	684	913	160	3,894	-
Owner occupied	1,565	1,831	170	4,960	12
Revolving and junior liens	1,498	1,848	558	2,284	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	11,495	13,996	2,395	22,628	12
Total impaired loans	$46,570	$56,795	$2,395	$79,683	$293

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three months ending June 30, 2014			Six months ending June 30, 2014

	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	-	$-	$-	2	$1,320	$1,159
Real estate - residential
Owner occupied
HAMP[2]	-	-	-	1	102	75
Deferral[3]	1	107	107	2	344	231
	1	$107	$107	5	$1,766	$1,465

	TDR Modifications			TDR Modifications
	Three months ending June 30, 2013			Six months ending June 30, 2013

	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[3]	1	$610	$472	1	$610	$472
Real estate - residential
Owner occupied
Deferral[3]	-	-	-	1	137	137
Revolving and junior liens
Other[1]	1	30	29	1	30	29
	2	$640	$501	3	$777	$638

1  Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

3 Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms. The following table presents TDRs that defaulted during the periods shown and were restructured within the 12 month period prior to default. There was no TDR default activity for the three and six months ended June 30, 2014.

	TDR Default Activity		TDR Default Activity
	Three months ending June 30, 2013		Six months ending June 30, 2013
Troubled debt restructurings that	# of	Pre-modification outstanding	# of	Pre-modification outstanding
Subsequently Defaulted	contracts	recorded investment	contracts	recorded investment
Real estate - residential
Investor	-	$-	1	$155
	-	$-	1	$155

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and six months ended June 30, 2014, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total
Three months ended June 30, 2014
Beginning balance	$2,326	$14,066	$1,998	$2,268	$1,495	$3,323	$25,476
Charge-offs	3	760	105	978	139	-	1,985
Recoveries	35	87	467	689	87	-	1,365
(Release) provision	(367)	(165)	(606)	394	21	(277)	(1,000)
Ending balance	$1,991	$13,228	$1,754	$2,373	$1,464	$3,046	$23,856

Six months ended June 30, 2014
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	7	1,089	173	1,827	249	-	3,345
Recoveries	50	228	504	939	199	-	1,920
(Release) provision	(302)	(2,674)	(557)	424	75	1,034	(2,000)
Ending balance	$1,991	$13,228	$1,754	$2,373	$1,464	$3,046	$23,856

Ending balance: Individually evaluated for impairment	$-	$803	$135	$502	$-	$-	$1,440
Ending balance: Collectively evaluated for impairment	$1,991	$12,425	$1,619	$1,871	$1,464	$3,046	$22,416

Financing receivables:
Ending balance	$115,474	$599,796	$32,265	$368,592	$3,064	$13,556	$1,132,747
Ending balance: Individually evaluated for impairment	$21	$17,131	$2,598	$16,379	$-	$-	$36,129
Ending balance: Collectively evaluated for impairment	$115,453	$582,665	$29,667	$352,213	$3,064	$13,556	$1,096,618

1 As of June 30, 2014, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $3.2 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $78,000 at June 30, 2014.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and six months ended June 30, 2013, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total
Three Months Ended
June 30, 2013
Balance at beginning of period	$3,773	$19,265	$3,729	$3,971	$1,214	$6,682	$38,634
Charge-offs	25	1,018	894	1,014	134	-	3,085
Recoveries	25	505	480	179	104	-	1,293
(Release) provision	(441)	(655)	(625)	1,885	188	(2,152)	(1,800)
Ending balance	$3,332	$18,097	$2,690	$5,021	$1,372	$4,530	$35,042

Six Months Ended
June 30, 2013
Balance at beginning of year	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	279	1,526	898	1,599	306	-	4,608
Recoveries	44	3,229	1,250	583	247	-	5,353
(Release) provision	(950)	(3,706)	(1,499)	1,502	253	100	(4,300)
Ending balance	$3,332	$18,097	$2,690	$5,021	$1,372	$4,530	$35,042

Ending balance: Individually evaluated for impairment	$52	$1,649	$324	$3,011	$-	$-	$5,036
Ending balance: Collectively evaluated for impairment	$3,280	$16,448	$2,366	$2,010	$1,372	$4,530	$30,006

Financing receivables:
Ending balance	$98,036	$563,061	$34,964	$386,504	$2,793	$17,345	$1,102,703
Ending balance: Individually evaluated for impairment	$104	$32,381	$8,073	$29,822	$-	$-	$70,380
Ending balance: Collectively evaluated for impairment	$97,932	$530,680	$26,891	$356,682	$2,793	$17,345	$1,032,323

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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2014	2013	2014	2013
Balance at beginning of period	$40,220	$65,663	$41,537	$72,423
Property additions	4,655	4,196	9,343	11,181
Development improvements	131	-	131	50
Less:
Property disposals, net of gains/losses	4,949	7,804	10,518	19,465
Period valuation adjustments	825	2,590	1,261	4,724
Balance at end of period	$39,232	$59,465	$39,232	$59,465

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$19,484	$30,966	$22,284	$31,454
Provision for unrealized losses	825	2,589	1,261	4,576
Reductions taken on sales	(2,436)	(3,112)	(5,083)	(5,734)
Other adjustments	-	44	(589)	191
Balance at end of period	$17,873	$30,487	$17,873	$30,487

Expenses related to foreclosed assets, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain on sales, net	$(23)	$(386)	$(409)	$(567)
Provision for unrealized losses	825	2,589	1,261	4,576
Operating expenses	1,011	1,356	2,248	3,055
Less:
Lease revenue	163	257	442	665
	$1,650	$3,302	$2,658	$6,399

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2014	December 31, 2013
Noninterest bearing demand	$393,964	$373,389
Savings	238,167	228,589
NOW accounts	310,721	297,852
Money market accounts	304,766	309,859
Certificates of deposit of less than $100,000	274,971	288,345
Certificates of deposit of $100,000 or more	178,235	184,094
	$1,700,824	$1,682,128

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2014, and December 31, 2013.  Junior subordinated debentures are discussed in detail in Note 8:

	June 30, 2014	December 31, 2013
Securities sold under repurchase agreements	$38,133	$22,560
FHLBC advances	-	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$142,011	$131,438

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $38.1 million at June 30, 2014, and $22.6 million at December 31, 2013. The fair value of the pledged collateral was $44.1 million and $39.2 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans and the fair value of investment securities.  As of June 30, 2014, there were no advances.  The Bank has FHLBC stock valued at $5.5 million, collateralized securities with a fair value of $82.6 million and loans with a principal balance of $54.1 million, which carry a combined collateral value of $115.8 million.  The Company has excess collateral of $114.5 million available to secure borrowings.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit when it matured.  The Company terminated the senior line of credit.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at June 30, 2014, and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  Pursuant to the Written Agreement (the “Written Agreement”) the Company entered into with the Reserve Bank, the Company was required to receive the Reserve Bank’s approval prior to making any interest payments on the subordinated debt.  In January 2014, the Reserve Bank notified the Company that the Written Agreement was terminated.

The agreement governing the credit facility contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company.  The term debt agreement also contains certain customary representations and warranties and financial and negative covenants.  At June 30, 2014, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Prior to 2013, the Company had been out of compliance with two of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt, and because the subordinated debt is treated as Tier 2 capital, the agreement does not provide the lender with any additional rights of acceleration or other remedies upon an event of default caused by the Company’s failure to comply with a financial covenant.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts will continue to accrue.  Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”), as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on the trust preferred securities.  On April 21, 2014, the Company paid all outstanding interest, which totaled $19.7 million, on the trust preferred securities to the trustees for payment to holders as of the next record date set forth in the indentures and terminated the deferral period. Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 9 – Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2014, 210,500 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the plans was $82,000 in the first half of 2014 and $67,000 in the first half of 2013.

 There were no stock options granted in the second quarter of 2014 or 2013.  All stock options are granted for a term of ten years.  There were no stock options exercised during the second quarter of 2014 or 2013.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the six months ending June 30, 2014, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	325,500	$29.56
Canceled	-	-
Ending outstanding	325,500	$29.56	2.0	$-

Exercisable at end of period	325,500	$29.56	2.0	$-

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.

Awards under the 2008 Plan will become fully vested upon a merger or change in control of the Company.  Under the 2014 Plan, upon a change in control of the Company, (i) stock options and stock appreciation rights generally will become fully vested, (ii) restricted stock awards and restricted stock units generally will become fully vested if the 2014 Plan is not an obligation of the successor entity following the change in control or the 2014 Plan is an obligation of the successor entity following the change in control or the 2014 Plan is an obligation of the successor entity following the change in control and the participant incurs an involuntary termination, and (iii) performance-based awards generally will vest based upon the level of achievement of the applicable performance measures through the change in control.

The company granted restricted stock under its equity compensation plans beginning in 2005 and it began granting restricted stock units in February 2009.  Restricted stock awards under the Plans generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Restricted stock units under the Plans are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, and generally entitle holders to receive dividend equivalents during the restricted period but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

There were 184,500 restricted awards issued under the Plans during the second quarter of 2014 and 184,500 restricted awards issue during the six months ending June 30, 2014.  There were no restricted awards issued during the second quarter of 2013 and 155,500 restricted awards issued for the six months ending June 30, 2013.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award at issue date.

A summary of changes in the Company’s unvested restricted awards for the six months ending June 30, 2014, is as follows:

	June 30, 2014
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	185,500	$2.95
Granted	184,500	4.82
Vested	(25,000)	2.06
Forfeited	(20,000)	1.74
Unvested at June 30	325,000	$4.15

Total unrecognized compensation cost of restricted awards was $1.1 million as of June 30, 2014, which is expected to be recognized over a weighted-average period of 2.71 years.  Total unrecognized compensation cost of restricted awards was $462,000 as of June 30, 2013, which was expected to be recognized over a weighted-average period of 2.66 years.

Note 10 –Earnings Per Share

The earnings per share – both basic and diluted – are included below as of June 30 (in thousands except for share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Weighted-average common shares outstanding	28,181,519	13,882,910	21,090,665	13,978,979
Weighted-average common shares less stock based awards	28,181,519	13,867,910	21,086,438	13,907,463
Weighted-average common shares stock based awards	179,874	209,868	174,522	209,968
Net income from operations	$2,021	$3,477	$4,223	$8,948
Gain on preferred stock redemption	(1,348)	-	(1,348)	-
Dividends waived, net of dividends and accretion on preferred stock	(4,085)	1,305	(2,513)	2,594
Net earnings available to common stockholders	7,454	2,172	8,084	6,354
Undistributed earnings	7,454	2,172	8,084	6,354
Basic earnings per share common undistributed earnings	0.26	0.15	0.38	0.45
Basic earnings per share	$0.26	$0.15	$0.38	$0.45
Diluted earnings per share:
Weighted-average common shares outstanding	28,181,519	13,882,910	21,090,665	13,978,979
Dilutive effect of nonvested restricted awards[1]	179,874	194,868	170,295	138,452
Diluted average common shares outstanding	28,361,393	14,077,778	21,260,960	14,117,431
Net earnings available to common stockholders	$7,454	$2,172	$8,084	$6,354
Diluted earnings per share	$0.26	$0.15	$0.38	$0.45

Number of antidilutive options excluded from the diluted earnings per share calculation	1,140,839	1,224,839	1,140,839	1,224,839
[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of June 30, 2014, and June 30, 2013, because the warrant was anti-dilutive.  Of note, the warrant was sold at auction by the U.S. Treasury in June 2013.

The Company completed the redemption of 25,669 shares of its Series B Fixed Rate Cumulative Preferred Stock (the “Series B Stock”) in the quarter.  As previously disclosed, the Company completed a public offering of 15,525,000 shares of common stock in April.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on the Company’s  trust preferred securities or junior subordinated debentures discussed in Note 8, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  The amount remaining after the completion of these transactions was retained at the Company for use in addressing general corporate matters.  The redemption price for such Series B Stock was 94.75% of the liquidation value of the Series B Stock provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividend upon redemption.  The Company redeemed all shares of Series B Stock held by directors of the Company on the same terms.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.  On May 16, 2011, the Bank, the wholly-owned banking subsidiary of the Company, entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”).  Pursuant to the Consent Order, the Bank agreed to take certain actions and operate in compliance with the Consent Order’s provisions during its terms.  On October 17, 2013, the OCC terminated the Consent Order.

The Bank exceeded both board of directors’ capital ratio objectives.  At June 30, 2014, the Bank’s Tier 1 capital leverage ratio was 11.28%, up 31 basis points from December 31, 2013, and well above the 8.00% objective.  The Bank’s total capital ratio was 18.29%, up 25 basis points from December 31, 2013, and also well above the objective of 12.00%.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2014, and December 31, 2013.  The Company’s total risk-based capital ratio has been adjusted this quarter to correctly account for the Company's subordinated debt, a portion of which was excluded from Tier 2 capital because the subordinated debt is within five years of maturity.  This change has also been made in all relevant prior quarters and has resulted in an immaterial reduction in the Company's total risk-based capital ratio for those periods.  The reduction in regulatory capital amounts and ratios has no impact on the Company's historical consolidated financial statements or stockholders' equity, which were stated in accordance with GAAP..

The Company completed the redemption of certain of its Series B Fixed Rate Cumulative Preferred Stock (the “Series B Stock”) in the quarter.  The Company completed a public offering of common stock in April.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on trust preferred securities, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  All ratios for June 30, 2014 reflect these changes in the Company’s capital.

At June 30, 2014, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk weighted assets
Consolidated	$233,167	17.66%	$105,625	8.00%	N/A	N/A
Old Second Bank	241,394	18.29	105,585	8.00	131,981	10.00
Tier 1 capital to risk weighted assets
Consolidated	189,576	14.36	52,807	4.00	N/A	N/A
Old Second Bank	224,812	17.03	52,804	4.00	79,206	6.00
Tier 1 capital to average assets
Consolidated	189,576	9.51	79,738	4.00	N/A	N/A
Old Second Bank	224,812	11.28	79,721	4.00	99,651	5.00

December 31, 2013
Total capital to risk weighted assets
Consolidated	$191,139	15.16%	$100,865	8.00%	N/A	N/A
Old Second Bank	227,467	18.04	100,872	8.00	126,090	10.00
Tier 1 capital to risk weighted assets
Consolidated	134,199	10.65	50,403	4.00	N/A	N/A
Old Second Bank	211,568	16.78	50,433	4.00	75,650	6.00
Tier 1 capital to average assets
Consolidated	134,199	6.96	77,126	4.00	N/A	N/A
Old Second Bank	211,568	10.97	77,144	4.00	96,430	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation qualifies at 60% and 80% of the original amount for Tier 2 regulatory capital at June 30, 2014 and December 31, 2013, respectively.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of June 30, 2014, all $56.6 million of the trust preferred proceeds qualified as Tier 1 regulatory capital.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital. All of the Series B Stock qualified as Tier 1 regulatory capital as of June 30, 2014, and December 31, 2013.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  The Bank has the ability and the authority to pay dividends to the Company to pay debt and to meet preferred dividend requirements.

As discussed in Note 8, as of June 30, 2014, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its common stock.  In the second quarter of 2014, the Company terminated the deferral period and paid all accumulated and unpaid interest on the junior subordinated debentures which totaled $19.7 million.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all deferred dividends on the Series B Stock. In August 2010, it also began to defer the payment of dividends on such Series B Stock. Therefore, in addition to paying all the accrued and unpaid distributions on the debentures set forth above, the Company must also fully pay all deferred and unpaid dividends on the Series B Stock before it may reinstate the payment of dividends on the common stock.

On April 15, 2014, the Company declared a dividend of approximately $15.8 million on its Series B Stock to stockholders of record on May 1, 2014.  Series B Stock dividends of $10.3 million were paid on May 15, 2014.

On April 28, 2014, the Company redeemed 25,669 shares of the Series B Stock from certain holders, which included certain of the Company’s directors, at a redemption price of 94.75% of the per share liquidation value, or $947.50 per share, for a total price of approximately $24.3 million.  The Company paid $22.9 million to a large private investor and an additional $1.4 million to Company directors for these purchases.  The holders of such shares waived their rights to any dividends on the Series B Stock, and such holders did not receive any part of the declared dividend on the Series B Stock. In May, the Company paid $10.3 million in Series B Stock dividends.  In the quarter, the Company also recognized benefit from $5.4 million in net income available to common stockholders reflecting both reversal of dividends previously accrued as well as dividends accumulated but not accrued by the Company and waived by holders upon redemption.

Further detail on the junior subordinated debentures, the Series B Stock and the deferral of interest and dividends thereon is described in Notes 8 and 15.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended June 30, 2014, and 2013 there were no significant transfers between levels.

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

•

During 2013, asset-backed auction rate securities were acquired and priced using data from dealer market participants until December 31, 2013.  At December 31, 2013, to present and including asset-backed auction rate securities acquired in 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services.  Therefore, the valuation of auction rate asset-backed securities are considered Level 3 valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2014, and December 31, 2013, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,538	$-	$-	$1,538
U.S. government agencies	-	1,653	-	1,653
States and political subdivisions	-	15,628	125	15,753
Corporate Bonds	-	31,350	-	31,350
Collateralized mortgage obligations	-	33,083	-	33,083
Asset-backed securities	-	109,351	137,086	246,437
Loans held-for-sale	-	4,559	-	4,559
Mortgage servicing rights	-	-	5,501	5,501
Other assets (Interest rate swap agreements net of swap credit valuation)	-	110	-	110
Other assets (Mortgage banking derivatives)	-	276	-	276
Total	$1,538	$196,010	$142,712	$340,260

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$110	$-	$110
Total	$-	$110	$-	$110

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,544	$-	$-	$1,544
U.S. government agencies	-	1,672	-	1,672
States and political subdivisions	-	16,669	125	16,794
Corporate bonds	-	15,102	-	15,102
Collateralized mortgage obligations	-	63,876	-	63,876
Asset-backed securities	-	119,066	154,137	273,203
Loans held-for-sale	-	3,822	-	3,822
Mortgage servicing rights	-	-	5,807	5,807
Other assets (Interest rate swap agreements net of swap credit valuation)	-	229	(6)	223
Other assets (Mortgage banking derivatives)	-	315	-	315
Total	$1,544	$220,751	$160,063	$382,358

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$229	$-	$229
Total	$-	$229	$-	$229

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six months ended June 30, 2014
	Securities available-for- sale
		States and	Mortgage	Interest Rate
		Political	Servicing	Swap
	Asset-backed	Subdivisons	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$6
Transfers into Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	1,671	-	(630)	(6)
Included in other comprehensive income	513	-	-	-
Purchases, issuances, sales, and settlements
Purchases	58,047	-	-	-
Issuances	-	-	324	-
Sales	(77,282)	-	-	-
Ending balance June 30, 2014	$137,086	$125	$5,501	$-

	Six months ended June 30, 2013
	Securities available-for- sale
			States and	Mortgage	Interest Rate
	Collateralized Debt	Asset-	Political	Servicing	Swap
	Obligations	backed	Subdivisons	Rights	Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	115	276	-	239	24
Included in other comprehensive income	1,182	(1,450)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	164,533	-	-	-
Issuances	-	-	-	946	-
Settlements	(910)	-	-	-	-
Sales	-	(11,591)	-	-	-
Ending balance June 30, 2013	$10,344	$151,768	$132	$5,301	$(23)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of June 30, 2014:

					Weighted
Measured at fair value					Average
on a recurring basis:	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Input	of Inputs

Mortgage Servicing rights	5,501	Discounted Cash Flow	Discount Rate	10.0-14.0%	10.2%
			Prepayment Speed	3.7-33.2%	9.7%

Asset-backed securities	137,086	Discounted Cash Flow	Credit Risk Premium	0.5-0.8%	0.7%
		with comparable transaction yields	Liquidity Discount	4.0-4.4%	4.2%

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2013:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	5,807	Discounted Cash Flow	Discount Rate	10.2%	10.2%
			Prepayment Speed	9.7%	9.7%

Interest Rate Swap Valuation	(6)	Management estimate of	Probability of Default	5.0-20.0%	12.5%
		credit risk exposure

Asset-backed securities	154,137	Discounted Cash Flow	Credit Risk Premium	1.1-1.5%	1.2%
		with comparable transaction yields	Liquidity Discount	4.5-5.1%	4.9%

The $125,000 on the state and political subdivisions line at June 30, 2014, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2014, and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$2,366	$2,366
Other real estate owned, net[2]	-	-	39,232	39,232
Total	$-	$-	$41,598	$41,598

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $3.8 million, with a valuation allowance of $1.4 million, resulting in a decrease of specific allocations within the allowance for loan losses of $955,000 for the six months ending June 30, 2014.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $39.2 million, which is made up of the outstanding balance of $58.9 million, net of a valuation allowance of $17.9 million and participations of $1.8 million, at June 30, 2014.

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

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $41.5 million, which is made up of the outstanding balance of $65.9 million, net of a valuation allowance of $22.3 million and participations of $2.1 million, at December 31, 2013.

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

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

To meet the financing needs of its customers, the Bank, as a subsidiary of the Company, is a party to various financial instruments with off-balance-sheet risk in the normal course of business.  These off-balance-sheet financial instruments include commitments to originate and sell loans as well as financial standby, performance standby and commercial letters of credit.  The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Bank’s exposure to credit loss for loan commitments and letters of credit is represented by the dollar amount of those instruments.  Management generally uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $3.2 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at June 30, 2014.  The Bank had $3.1  million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2013.  In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.

At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At June 30, 2014, the notional amount of non-hedging interest rate swaps was $21.3 million with a weighted average maturity of 2.6 years.  At December 31, 2013, the notional amount of non-hedging interest rate swaps was $51.9 million with a weighted average maturity of 1.5 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of June 30, 2014, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$21,261	Other Assets	$110	Other Liabilities	$110
Commitments[1]	215,696	Other Assets	276	N/A	-
Forward contracts[2]	15,500	N/A	-	Other Liabilities	-
Total			$386		$110

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2013.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$51,877	Other Assets	$223	Other Liabilities	$229
Commitments[1]	206,965	Other Assets	315	N/A	-
Forward contracts[2]	11,500	N/A	-	Other Liabilities	-
Total			$538		$229

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

In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2014, and December 31, 2013.

The following table is a summary of financial instrument commitments (in thousands):

	June 30, 2014			December 31, 2013
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$4,462	$4,517	$10	$3,886	$3,896
Commercial standby	-	49	49	-	51	51
Performance standby	416	6,152	6,568	1,580	2,723	4,303
	471	10,663	11,134	1,590	6,660	8,250

Non-borrower:
Performance standby	-	621	621	-	867	867
	-	621	621	-	867	867
Total letters of credit	$471	$11,284	$11,755	$1,590	$7,527	$9,117

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. During the years ended December 31, 2013, and 2012, the Company participated in multiple redemptions with the FHLBC and using the redemption values as the carrying value, FHLBC stock is carried at a Level 2 fair value since December 31, 2012.  The Company had no redemptions in the second quarter of 2014.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$73,646	$73,646	$73,646	$-	$-
Interest bearing deposits with financial institutions	19,412	19,412	19,412	-	-
Securities available-for-sale	329,814	329,814	1,538	191,065	137,211
Securities held-to-maturity	264,683	267,770	-	267,770	-
FHLBC and Reserve Bank Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	56,134	56,134	-	56,134	-
Loans held for sale	4,559	4,559	-	4,559	-
Loans, net	1,108,891	1,111,883	-	-	1,111,883
Accrued interest receivable	3,874	3,874	-	3,874	-

Financial liabilities:
Noninterest bearing deposits	$393,964	$393,964	$393,964	$-	$-
Interest bearing deposits	1,306,860	1,307,846	-	1,307,846	-
Securities sold under repurchase agreements	38,133	38,133	-	38,133	-
Junior subordinated debentures	58,378	73,913	43,846	30,067	-
Subordinated debenture	45,000	40,856	-	40,856	-
Note payable and other borrowings	500	439	-	439	-
Borrowing interest payable	68	68	-	68	-
Deposit interest payable	655	655	-	655	-

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,210	$33,210	$33,210	$-	$-
Interest bearing deposits with financial institutions	14,450	14,450	14,450	-	-
Securities available-for-sale	372,191	372,191	1,544	216,385	154,262
Securities held-to-maturity	256,571	254,328	-	254,328	-
FHLBC and Reserve Bank Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,410	55,410	-	55,410	-
Loans held-for-sale	3,822	3,822	-	3,822	-
Loans, net	1,073,975	1,072,837	-	-	1,072,837
Accrued interest receivable	4,248	4,248	-	4,248	-

Financial liabilities:
Noninterest bearing deposits	$373,389	$373,389	$373,389	$-	$-
Interest bearing deposits	1,308,739	1,312,476	-	1,312,476	-
Securities sold under repurchase agreements	22,560	22,560	-	22,560	-
Other short-term borrowings	5,000	5,000	-	5,000	-
Junior subordinated debentures	58,378	67,053	39,777	27,276	-
Subordinated debenture	45,000	39,896	-	39,896	-
Note payable and other borrowings	500	423	-	423	-
Borrowing interest payable	17,037	17,037	10,122	6,915	-
Deposit interest payable	762	762	-	762	-

Note 15 – Series B Preferred Stock (“Series B Stock”)

The Series B Stock was issued as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program ( the “CPP”). as implemented by the Treasury.  The Series B Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter effective in February 2014.  Concurrent with issuing the Series B Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.

Subsequent to the Company’s receipt of the $73.0 million in proceeds received from the Treasury in the first quarter of 2009, the Company allocated the proceeds between the Series B Stock and the warrant that was issued. The Company recorded the warrant as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Stock and the warrants as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

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

As a result of the completed 2013 auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in first quarter 2013.  Previously, the Company had accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believed that the Company would likely be able to redeem  the Series B Stock at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  In the second quarter 2014, the Company completed redemption of 25,669 shares of its Series B Stock at a price equal to 94.75% of liquidation value provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividends upon redemption.  While the Company did not fully accrue the dividend on the Series B Stock in the 2013 first quarter and did not accrue for it in subsequent quarters, the Company continued to evaluate whether accruing dividends on the Series B Stock was appropriate.  The Company resumed accrual in second quarter 2014.  The Company currently intends to declare and pay future dividends on these shares.  Payments of $24.3 million resulted in redemption of 25,669 shares of Series B Stock.  At June 30, 2014, the Company carried $47.3 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

Note 16 – Income Taxes

Income tax expense (benefit) for year to date June 30, 2014 and June 30, 2013 was as follows:

	June 30, 2014	June 30, 2013
Current federal	$(61)	$-
Current state	(16)	-
Deferred federal	1,707	2,360
Deferred state	628	609
Change in valuation allowance	-	(2,969)
	$2,258	$-

The following were the components of the deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Allowance for loan losses	$10,857	$12,725
Deferred compensation	794	788
Amortization of core deposit	1,985	1,656
Goodwill amortization/impairment	14,434	15,252
Stock option expense	595	583
OREO write downs	8,330	10,041
Federal net operating loss (“NOL”) carryforward	29,483	28,023
State net operating loss (“NOL”) carryforward	12,210	11,847
Deferred tax credit	1,444	1,444
Other assets	844	1,166
Total deferred tax assets	80,976	83,525

Accumulated depreciation on premises and equipment	(904)	(1,035)
Accretion on securities	(9)	(8)
Mortgage servicing rights	(2,430)	(2,571)
State tax benefits	(6,813)	(6,994)
Other liabilities	(416)	(178)
Total deferred tax liabilities	(10,572)	(10,786)
Net deferred tax asset before valuation allowance	70,404	72,739
Tax effect on net unrealized losses on securities	3,737	4,927
Valuation allowance	(2,363)	(2,363)
Net deferred tax asset	$71,778	$75,303

At June 30, 2014, the Company had $84.2 million federal net operating loss carryforward of which, $25.3 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032, $15.3 million expires in 2033, and $3.6 million expires in 2034.  The Company had $128.5 million state net operating loss carryforward of which, $29.4 million expires in 2021, $95.7 million expires in 2025, and $3.4 million expires in 2026.  In addition, the Company had $1.4 million alternative minimum tax credit subject to indefinite carryforward.

The components of the provision for deferred income tax expense (benefit) were as follows:

	June 30, 2014	June 30, 2013
Allowance for loan losses	$1,868	$2,178
Deferred Compensation	(6)	(27)
Amortization of core-deposit	(329)	(346)
Stock option expense	(12)	202
OREO write-downs	1,711	3,082
Federal net operating loss carryforward	(1,460)	(2,522)
State net operating loss carryforward	(363)	(644)
Depreciation	(131)	(59)
Net premiums and discounts on securities	1	25
Mortgage servicing rights	(141)	527
Goodwill amortization/impairment	818	759
State tax benefits	(181)	(186)
Change in valuation allowance	-	(2,969)
Other, net	560	(20)
Total deferred tax expense	$2,335	$-

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) due to the following:

	June 30, 2014	June 30, 2013
Tax at statutory federal income tax rate	$2,268	$3,132
Nontaxable interest income, net of disallowed interest deduction	(125)	(121)
BOLI income	(254)	(404)
State income taxes, net of federal benefit	347	457
Change in valuation allowance	-	(2,969)
Deficiency from restricted stock	-	76
Other, net	22	(171)
Tax at effective tax rate	$2,258	$-

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois and provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2014, as compared to December 31, 2013, and the results of operations for the six months and three months ended June 30, 2014, and 2013.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2013 Form 10-K.

In the markets where the Company operates, economies continued to recover at a modest and incremental but fitful pace.  The economies in these markets continued to show gradual improvement in the second quarter of 2014 along with similar moderate improvements in the national consumer and business spending.  Commercial Real Estate in our market areas has stabilized with only vacant land continuing to reflect little or no growth.  Residential mortgage demand has increased but is still below levels seen in 2013.  Management continues to focus on growing commercial business with smaller customers as well as customers in a variety of industries approaching middle market levels.

The Company remains vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  To that end, the Company recognized improved asset quality by recording a $1.0 million loan loss reserve release in the quarter with net income of $2.0 million.  This compared to a $1.8 million loan loss reserve release and a net income of $3.5 million for the same period in 2013.  The $1.0 million loan loss reserve release for the period was appropriate in light of ongoing improvements in loan portfolio quality.

Net income of $3.1 million (before taxes) in the second quarter of 2014 compares to $3.5 million for the second quarter of 2013.  In addition to the larger loan loss reserve release in second quarter 2013, last year’s quarter included stronger residential mortgage banking revenue as well as $745,000 in securities gains compared to a lower level of securities gains of $295,000 in 2014 second quarter.

In April 2014, the Company concluded a successful capital raise issuing 15,525,000 common shares with net proceeds in excess of $64.0 million.  Proceeds have been used to pay accrued but previously deferred and unpaid interest on trust preferred securities, to repurchase certain shares of Series B Stock and to pay the accrued as well as otherwise accumulated but unpaid dividends on Series B Stock.  The remaining proceeds will be used for general corporate purposes including payment for various services required during the offering.

On April 28, 2014, the Company repurchased Series B Stock at an agreed upon price reached in private negotiations.  Payments of $22.9 million were made to a large private investor with other payments totaling $1.4 million made to directors of the Company.  On May 15, 2014, the Company paid $10.3 million on accumulated but unpaid dividends related to the Series B Stock.

Results of Operations

Earnings per share for the second quarter of 2014 were $0.26 per diluted share on $7.5 million of net income to common stockholders.  Absent the benefits from gain on redemption of the Series B  stock and Series B dividends waived by holders of Series B stock redeemed, the Company realized $0.02 per diluted share in the quarter.    These results compare to $0.15 per diluted share, on net income to common stockholders of $2.2 million for the second quarter of 2013 and net income available to common stockholders of $630,000 for the first quarter of 2014.  All 2014 Series B dividends incorporate an increase in the dividend rate from 5% to 9% in February of 2014.

The Company completed the redemption of 25,669 shares of its Series B Stock in the quarter.  As previously disclosed, the Company completed a public offering of common stock in April.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on trust preferred junior subordinated debentures, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  The redemption price for such Series B Stock was 94.75% of the liquidation value of the Series B Stock provided that the holders of shares entered into agreements to forbear payment of dividends due and to waive any rights to such dividend upon redemption.  The Company also redeemed all shares of Series B Stock held by directors of the Company on the same terms.

These redemptions at below liquidation value resulted in a benefit of $1.3 million to net income available to common stockholders in the quarter.  An additional benefit of $5.4 million reflecting both reversal of dividends previously accrued as well as dividends accumulated but not accrued by the Company and waived by holders upon redemption, is reflected in net income available to common stockholders.  Absent these benefits, the Company realized $0.02 per diluted share in the quarter.

Net Interest Income

Net interest and dividend income increased $264,000 from $13.4 million for the quarter ended June 30, 2013, to $13.7 million for the quarter ended June 30, 2014.  Average earning assets increased $49.7 million, or 2.8%, from a total of $1.76 billion in the second quarter of 2013.  Loan production in 2014 drove average loans, including loans held for sale, to a nominal improvement of $2.0 million reversing the trend of declining average loan volume seen in recent periods.  On a sequential quarter basis, average loan volume, including loans held for sale, increased $14.5 million also reversing a 2013 trend of declining volume in this metric.

Repeating comments from previous reports, management continues to develop loan pipelines and expects that pipeline volume will generate future loan growth.  As loan volume continues measured but slow paced growth, management decreased total securities in the second quarter of 2014 to 29.0% of total assets down from 31.4% at the end of 2013.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased from 3.07% in the second quarter of 2013 to 3.04% in the second quarter of 2014.  The average tax-equivalent yield on earning assets decreased from 3.83% in the second quarter of 2013 to 3.66% in the second quarter of 2014.  For the same comparative period, the cost of funds on interest bearing liabilities decreased from 0.96% to 0.82% providing some offset to the decrease in earning asset yield.

The growth of lower yielding securities (average balance up again in the sixth month period year over year continuing a 2013 trend of increasing volume of this metric) and reductions in higher yielding loans were the main causes of decreased net interest income. Period loan yields are reflective of competitive pressures on new loan yield.  Additionally, management continued to see pressure to reduce interest rates on loans retained at renewal and found it necessary to accept rate concessions to keep the business.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and six-month periods ended June 30, 2014, and 2013.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months ended June 30, 2014, and 2013

(Dollar amounts in thousands - unaudited)

	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$30,333	$20	0.26%	$43,933	$27	0.24%
Securities:
Taxable	628,766	3,352	2.13	569,877	2,698	1.89
Non-taxable (TE)	23,613	182	3.08	20,752	268	5.17
Total securities	652,379	3,534	2.17	590,629	2,966	2.01
Dividends from Reserve Bank and FHLBC stock	10,292	78	3.03	10,742	76	2.83
Loans and loans held-for-sale (1)	1,120,918	13,104	4.62	1,118,892	13,974	4.94
Total interest earning assets	1,813,922	16,736	3.66	1,764,196	17,043	3.83
Cash and due from banks	36,827	-	-	22,948	-	-
Allowance for loan losses	(25,146)	-	-	(38,228)	-	-
Other noninterest bearing assets	233,369	-	-	194,782	-	-
Total assets	$2,058,972			$1,943,698

Liabilities and Stockholders' Equity
NOW accounts	$309,380	$65	0.08%	$297,918	$65	0.09%
Money market accounts	309,843	83	0.11	319,236	115	0.14
Savings accounts	242,512	40	0.07	230,822	41	0.07
Time deposits	457,818	1,210	1.06	497,262	1,800	1.45
Interest bearing deposits	1,319,553	1,398	0.42	1,345,238	2,021	0.60
Securities sold under repurchase agreements	25,224	-	-	24,692	-	-
Other short-term borrowings	8,681	3	0.14	769	-	-
Junior subordinated debentures	58,378	1,388	9.51	58,378	1,314	9.00
Subordinated debt	45,000	198	1.74	45,000	205	1.80
Notes payable and other borrowings	500	4	3.16	500	4	3.16
Total interest bearing liabilities	1,457,336	2,991	0.82	1,474,577	3,544	0.96
Noninterest bearing deposits	389,926	-	-	357,802	-	-
Other liabilities	19,210	-	-	35,202	-	-
Stockholders' equity	192,500	-	-	76,117	-	-
Total liabilities and stockholders' equity	$2,058,972			$1,943,698
Net interest income (TE)		$13,745			$13,499
Net interest income (TE)
to total earning assets			3.04%			3.07%
Interest bearing liabilities to earning assets	80.34%			83.58%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $563,000 and $551,000 for the second quarter of 2014 and 2013, respectively.  Nonaccrual loans are included in the above-stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months ended June 30, 2014, and 2013

(Dollar amounts in thousands - unaudited)

	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance		Interest	Rate
Assets
Interest bearing deposits	$27,072	$35	0.26%	$56,395		$69	0.24%
Securities:
Taxable	622,634	6,854	2.20	559,114		4,996	1.79
Non-taxable (TE)	21,101	410	3.89	15,407		451	5.85
Total securities	643,735	7,264	2.26	574,521		5,447	1.90
Dividends from Reserve Bank and FHLBC stock	10,292	154	2.99	10,971		152	2.77
Loans and loans held-for-sale [1]	1,113,704	26,092	4.66	1,131,210		28,945	5.09
Total interest earning assets	1,794,803	33,545	3.72	1,773,097	-	34,613	3.89
Cash and due from banks	33,383	-	-	26,411		-	-
Allowance for loan losses	(26,118)	-	-	(38,609)		-	-
Other noninterest bearing assets	234,760	-	-	199,076		-	-
Total assets	$2,036,828			$1,959,975

Liabilities and Stockholders' Equity
NOW accounts	$306,483	$129	0.08%	$294,504		$129	0.09%
Money market accounts	312,309	177	0.11	324,279		238	0.15
Savings accounts	238,455	81	0.07	226,380		82	0.07
Time deposits	462,950	2,531	1.10	501,450		3,653	1.47
Interest bearing deposits	1,320,197	2,918	0.45	1,346,613		4,102	0.61
Securities sold under repurchase agreements	24,884	1	0.01	22,490		1	0.01
Other short-term borrowings	6,409	4	0.12	22,182		19	0.17
Junior subordinated debentures	58,378	2,775	9.51	58,378		2,601	8.91
Subordinated debt	45,000	394	1.74	45,000		401	1.77
Notes payable and other borrowings	500	8	3.18	500		8	3.18
Total interest bearing liabilities	1,455,368	6,100	0.84	1,495,163		7,132	0.96
Noninterest bearing deposits	381,863	-	-	355,651		-	-
Other liabilities	28,940	-	-	34,398		-	-
Stockholders' equity	170,657	-	-	74,763		-	-
Total liabilities and stockholders' equity	$2,036,828			$1,959,975
Net interest income (TE)		$27,445				$27,481
Net interest income (TE)
to total earning assets			3.08%				3.13%
Interest bearing liabilities to earning assets	81.09%			84.32%

1    Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.1 million and $1.2 million for the first six months of 2014 and 2013, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Interest Margin
Interest income (GAAP)	$16,643	$16,932	$33,347	$34,422
Taxable-equivalent adjustment:
Loans	29	17	54	33
Securities	64	94	144	158
Interest income - TE	16,736	17,043	33,545	34,613
Interest expense (GAAP)	2,991	3,544	6,100	7,132
Net interest income -TE	$13,745	$13,499	$27,445	$27,481
Net interest income (GAAP)	$13,652	$13,388	$27,247	$27,290
Average interest earning assets	$1,813,922	$1,764,196	$1,794,803	$1,773,097
Net interest margin (GAAP)	3.02%	3.04%	3.06%	3.10%
Net interest margin - TE	3.04%	3.07%	3.08%	3.13%

Asset Quality

The Company’s $1.0 million loan loss reserve release in the second quarter of 2014 compares to a $1.8 million reserve release in the second quarter of 2013.  The provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio.  Reserve releases reflect management’s measured decision that probable and estimable losses have been reduced.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.  The $1.0 million loan loss reserve release in the second quarter of 2014 continues a trend of quarterly reserve releases seen in 2013 and in first quarter 2014.  In each of the five prior quarters, management concluded that quarterly releases were justified with quarterly amounts ranging from $1.0 million to $2.5 million.

Nonperforming loans decreased to $28.9 million at June 30, 2014 from $38.6 million at March 31, 2014.  Net charge-offs totaled $620,000 in second quarter 2014 while net charge-offs totaled $1.8 million for the second quarter of 2013.  The distribution of the Company’s remaining nonperforming loans are included in the following table.

				June 30, 2014
	Nonperforming Loans as of			Dollar Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2014	2014	2013	2014	2013
Real estate-construction	$807	$2,888	$2,729	$(2,081)	$(1,922)
Real estate-residential:
Investor	3,932	3,876	6,615	56	(2,683)
Owner occupied	5,535	5,901	6,190	(366)	(655)
Revolving and junior liens	2,199	2,726	3,209	(527)	(1,010)
Real estate-commercial, nonfarm	16,390	23,172	21,024	(6,782)	(4,634)
Real estate-commercial, farm	-	-	-	-	-
Commercial	56	24	27	32	29
Other	-	-	-	-	-
	$28,919	$38,587	$39,794	$(9,668)	$(10,875)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Importantly, new migration to nonaccrual continues to be minimal.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	June 30,	March 31,	December 31,
	2014	2014	2013
Real estate-construction
Homebuilder	$(130)	$(35)	$-
Land	-	1	(1)
Commercial speculative	(226)	-	62
All other	(6)	65	1
Total real estate-construction	(362)	31	62
Real estate-residential
Investor	(13)	92	547
Owner occupied	96	8	(15)
Revolving and junior liens	206	499	139
Total real estate-residential	289	599	671
Real estate-commercial, nonfarm
Owner general purpose	182	-	-
Owner special purpose	347	259	(3)
Non-owner general purpose	145	18	(1,258)
Non-owner special purpose	-	-	-
Retail properties	(1)	(89)	296
Total real estate-commercial, nonfarm	673	188	(965)
Real estate-commercial, farm	-	-	-
Commercial	(32)	(11)	(7)
Other	52	(2)	5
	$620	$805	$(234)

Charge-offs for the second quarter 2014 were, in many instances, from previously established specific reserves on nonaccrual loans deemed uncollectible.  Gross charge-offs for the second quarter of 2014 were $2.0 million compared to $3.1 million for the second quarter of  2013 reflecting our efforts to improve loan quality in better but still challenging markets.  Recoveries were $1.4 million and $1.3 million for the same time periods, respectively.

				June 30, 2014
	Classified loans as of			Dollar Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2014	2014	2013	2014	2013
Real estate-construction	$4,330	$6,430	$3,024	$(2,100)	$1,306
Real estate-residential:
Investor	5,312	7,674	9,750	(2,362)	(4,438)
Owner occupied	5,841	6,847	7,699	(1,006)	(1,858)
Revolving and junior liens	3,097	3,645	3,971	(548)	(874)
Real estate-commercial, nonfarm	19,634	27,633	37,297	(7,999)	(17,663)
Real estate-commercial, farm	-	-	-	-	-
Commercial	312	455	481	(143)	(169)
Other	1	-	1	1	-
	$38,527	$52,684	$62,223	$(14,157)	$(23,696)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and paying capacity of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.

With the decline in both classified loans and OREO in the second quarter of 2014, this ratio improved to 31.27% at June 30, 2014 from 38.44% at March 31, 2014 and down from 43.44% at December 31, 2013.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ending
	June 30,	March 31,	December 31,
	2014	2014	2013

Allowance at beginning of quarter	$25,476	$27,281	$29,547
Charge-offs:
Commercial	3	4	8
Real estate - commercial	760	329	608
Real estate - construction	105	68	63
Real estate - residential	978	849	1,100
Consumer and other loans	139	110	123
Total charge-offs	1,985	1,360	1,902
Recoveries:
Commercial	35	15	15
Real estate - commercial	87	141	1,573
Real estate - construction	467	37	1
Real estate - residential	689	250	429
Consumer and other loans	87	112	118
Total recoveries	1,365	555	2,136
Net charge-offs (recoveries)	620	805	(234)
Loan loss reserve release	(1,000)	(1,000)	(2,500)
Allowance at end of period	$23,856	$25,476	$27,281

Average total loans (exclusive of loans held-for-sale)	1,118,089	1,104,065	1,072,320
Net charge-offs to average loans	0.06%	0.07%	(0.02)%
Allowance at period end to average loans	2.13%	2.31%	2.54%

Ending balance: Individually evaluated for impairment	$1,440	$1,247	$2,395
Ending balance: Collectively evaluated for impairment	$22,416	$24,229	$24,886

The coverage ratio of the allowance for loan losses to nonperforming loans was 82.5% at June 30, 2014 up from 66.0% as of March 31, 2014 and 68.6% as of December 31, 2013.  Management updated the estimated specific allocations in the second quarter after receiving more recent appraisals of collateral or information on cash flow trends related to the impaired credits.  This update resulted in a sharply lower amount required in the reserve for estimable losses on these credits at the end of the second quarter 2014 compared to year end 2013.  The estimated general allocation was also lower but essentially unchanged from December 31, 2013, as the overall credit condition of our loan portfolio adjusted for environmental factors remained relatively stable during the quarter.  The third component of the Company’s loan loss reserve analysis showed lower required reserves, most notably in the pooled commercial real estate category.  Management determined that the dollar amount of loans in this component was less than $3.3 million or markedly lower at period end second quarter 2014 compared to $17.2 million at year end 2013.    In summary, after careful and detailed review, management determined an appropriate amount to release from the allowance for loan losses.  Factors considered include loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.

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

After a review of the adequacy of the loan loss reserve at June 30, 2014, management concluded that a $1.0 million reserve release was justified.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased slightly from 2.5% of total loans as of December 31, 2013 to 2.1% of total loans at June 30, 2014.  In management’s judgment, an adequate, measured and entirely appropriate allowance for estimated losses has been established for inherent losses at June 30, 2014; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO decreased modestly to $39.2 million at June 30, 2014, from $40.2 million at March 31, 2014 and $41.5 million at December 31, 2013.  Disposition activity and valuation writedowns in the second quarter exceeded additions to OREO as shown below.

	Three Months Ended
(in thousands)	June 30,	March 31,	December 31,
	2014	2014	2013
Beginning balance	$40,220	$41,537	$49,066
Property additions	4,655	4,688	4,998
Development improvements	131	-	13
Less:
Property disposals	4,949	5,569	10,784
Period valuation adjustments	825	436	1,756
Other real estate owned	$39,232	$40,220	$41,537

The OREO valuation reserve decreased to $17.9 million, which is 31.3% of gross OREO at June 30, 2014.  The valuation reserve represented 33.9% and 34.9% of gross OREO at June 30, 2013, and December 31, 2013, respectively.  In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposition or upon update to valuation in the future.  Of note, one commercial property of five lots valued in total at $1.0 million has been in OREO for over five years.

OREO Properties by Type

(in thousands)	June 30, 2014		March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$3,485	9%	$4,730	12%	$4,658	11%
Lots (single family and commercial)	15,002	38%	14,298	36%	15,020	36%
Vacant land	2,595	7%	3,135	8%	3,135	8%
Multi-family	5,175	13%	5,045	12%	1,783	4%
Commercial property	12,975	33%	13,012	32%	16,941	41%
Total OREO properties	$39,232	100%	$40,220	100%	$41,537	100%

Noninterest Income

				2nd Qtr 2014
	Three Months Ended			Dollar Change From
(in thousands)	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr	2nd Qtr
	2014	2014	2013	2014	2013

Trust income	$1,677	$1,459	$1,681	$218	$(4)
Service charges on deposits	1,796	1,720	1,799	76	(3)
Residential mortgage banking revenue	1,257	727	2,821	530	(1,564)
Securities (loss) gains, net	295	(69)	745	364	(450)
Increase in cash surrender value of bank-owned life insurance	366	358	372	8	(6)
Death benefit realized on bank-owned life insurance	-	-	375	-	(375)
Debit card interchange income	930	830	900	100	30
Other income	1,160	1,296	1,147	(136)	13
Total noninterest income	$7,481	$6,321	$9,840	$1,160	$(2,359)

On a sequential quarter basis residential mortgage banking revenue results showed an encouraging increase but remains well below levels seen in 2013.  Trust income improved from first quarter and returned to the level seen in second quarter 2013.  Other categories of Company noninterest income were essentially flat or down quarter over quarter with the exception of gains on securities sales.

Similar results are found when comparing second quarter 2014 to second quarter 2013 with two noteworthy exceptions.  Last year, the Company recorded sizable gains on securities sales.  Second quarter 2013 also included a death benefit realized on bank owned life insurance.

Noninterest Expense

				2nd Qtr 2014
	Three Months Ended			Dollar Change From
(in thousands)	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr	2nd Qtr
	2014	2014	2013	2014	2013

Salaries	$7,128	$6,872	$6,987	$256	$141
Bonus	592	709	621	(117)	(29)
Benefits and other	1,463	1,520	1,569	(57)	(106)
Total salaries and employee benefits	9,183	9,101	9,177	82	6
Occupancy expense, net	1,185	1,481	1,242	(296)	(57)
Furniture and equipment expense	984	983	1,104	1	(120)
FDIC insurance	627	279	1,024	348	(397)
General bank insurance	343	489	491	(146)	(148)
Amortization of core deposit intangible assets	511	512	525	(1)	(14)
Advertising expense	459	303	328	156	131
Debit card interchange expense	412	378	362	34	50
Legal fees	409	257	486	152	(77)
Other real estate owned expense, net	1,650	1,008	3,302	642	(1,652)
Other expense	3,289	2,725	3,510	564	(221)
Total noninterest expense	$19,052	$17,516	$21,551	$1,536	$(2,499)

Expenses increased in second quarter from first quarter largely on higher expenses related to OREO valuation adjustments and reduced gain on sale of OREO properties.  Second quarter expenses for consulting, web site development, printing, franchise tax and a debit card fraud loss also contributed to the sequential quarter noninterest expense increase.

Total noninterest expense for second quarter declined 11.6% compared to second quarter 2013. Sharply lower expense related to OREO and FDIC insurance were the main sources of the expense decline.

Income Taxes

The Company recorded a tax expense of $1.1 million on $3.1 million pre-tax income for the second quarter of 2014.  For the six months ended June 30, 2014, tax expense was composed of $77,000 in current income tax benefit and $2.3 million in deferred income tax expense.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through June 30, 2014.  As such, the Company has not changed the valuation reserve on the deferred tax assets in 2014.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Tax Benefits Plan”).  The Tax Benefits Plan amended and restated the Rights Agreement, dated September 17, 2002.  The purpose of the Tax Benefits Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Tax Benefits Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  In connection with the public offering, the Company amended the Tax Benefits Plan on April 3, 2014, to allow two investors to purchase more than 5% of the Company’s common stock.  A copy of the amended plan document is attached as Exhibit 10.1.

Financial Condition

Total assets increased $42.8 million, or 2.1%, from December 31, 2013, to $2.05 billion as of June 30, 2014.  Loans increased by $31.5 million, or 2.9%, as management continued to emphasize credit quality under an overarching relationship lending program.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  OREO decreased $2.3 million, or 5.5% at June 30, 2014, compared to year end 2013.  Available-for-sale securities decreased by $42.4 million while held-to-maturity securities increased $8.1 million in the six months ended June 30, 2014.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 decreased from $1.2 million at December 31, 2013, to $154,000 as of June 30, 2014.  Management performed an annual review of the core deposit intangible assets as of November 30, 2013.  Based upon that review and ongoing quarterly monitoring, management determined there was no impairment of the core deposit intangible asset as of June 30, 2014.

Loans

Total loans were $1.13 billion as of June 30, 2014, an increase of $31.5 million from $1.10 billion as of December 31, 2013.  The increase in loans reflects successful loan production work in the period after extensive work in previous periods to build a robust loan pipeline.  An overriding effort to develop relationship based loan clients also resulted in current loan clients more closely reflecting our core clientele.  Our existing commercial clients continue to be reluctant in utilizing existing lines of credit to the extent we would prefer.  Challenging economic headwinds and an intensely competitive environment served to temper overall loan growth.

				June 30, 2014
	Major Classification of Loans as of			Dollar Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2014	2014	2013	2014	2013
Commercial	$106,752	$98,321	$94,736	$8,431	$12,016
Real estate - commercial	599,796	579,297	560,233	20,499	39,563
Real estate - construction	32,265	32,016	29,351	249	2,914
Real estate - residential	368,592	375,781	390,201	(7,189)	(21,609)
Consumer	3,064	2,837	2,760	227	304
Overdraft	381	301	628	80	(247)
Lease financing receivables	8,722	9,227	10,069	(505)	(1,347)
Other	12,700	13,019	12,793	(319)	(93)
	1,132,272	1,110,799	1,100,771	21,473	31,501
Net deferred loan costs	475	438	485	37	(10)
	$1,132,747	$1,111,237	$1,101,256	$21,510	$31,491

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies are still subject to the economic headwinds that have been experienced nationwide.  The uneven and occasionally adverse economic conditions continue to affect the midwest region in particular and financial markets generally.   As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.3% of the portfolio as of June 30, 2014, compared to 89.0% of the portfolio as of December 31, 2013.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				June 30, 2014
(in thousands)	Securities Portfolio As of			Dollar Change From
	June 30,	March 31,	December 31,	March 31,	December 31,
Securities available-for-sale, at fair value	2014	2014	2013	2014	2013

U.S. Treasury	$1,538	$1,540	$1,544	$(2)	$(6)
U.S. government agencies	1,653	1,665	1,672	(12)	(19)
States and political subdivisions	15,753	26,459	16,794	(10,706)	(1,041)
Corporate bonds	31,350	31,272	15,102	78	16,248
Collateralized mortgage obligations	33,083	51,124	63,876	(18,041)	(30,793)
Asset-backed securities	246,437	288,152	273,203	(41,715)	(26,766)
Collateralized debt obligations	-	-	-	-	-
Total securities available-for-sale	$329,814	$400,212	$372,191	$(70,398)	$(42,377)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$37,306	$35,292	$35,268	$2,014	$2,038
Collateralized mortgage obligations	227,377	229,006	221,303	(1,629)	6,074
Total securities held-to-maturity	$264,683	$264,298	$256,571	$385	$8,112

Total securities	$594,497	$664,510	$628,762	$(70,013)	$(34,265)

Total securities decreased from $664.5 million at March 31, 2014, to $594.5 million at June 30, 2014.  Held-to-maturity securities of $264.7 million at June 30, 2014, were essentially unchanged from the end of the first quarter.  Available-for-sale securities were $400.2 million at March 31, 2014, and declined to $329.8 million at the end of the second quarter.

Purchases during the quarter ended June 30, 2014, were $71.1 million, most of these in the asset-backed category student loan guaranteed investments.  Second quarter sales were $131.3 million, also primarily asset-backed securities.  These securities were sold to raise cash for potential reinvestment in either other student loan guaranteed securities or other higher yielding investments.

The Company’s Board of Directors, at their July 15, 2014, meeting approved changes to the Investment Policy to allow purchases of collateralized loan obligations for the investment portfolio.  Policy guidelines dictate that securities purchased are Volcker Rule compliant, are rated “A-“ or higher, and meet other stringent credit assessments.

Additionally, the Company owned securities from five issuers where each issuer holding exceeded 10% of total stockholders’ equity.  Company investment managers have assessed the quality of the issuers to confirm that underwriting standards meet expectation and the requirements under the Company’s Investment Policy.  Further, all of these securities are guaranteed by the U. S. Department of Education.

The net unrealized losses on available-for-sale securities in the portfolio, net of deferred tax benefit, decreased by $1.4 million from $2.4 million at December 31, 2013, to $1.0 million as of June 30, 2014.  Note 2 of the consolidated financial statements contains additional information related to the investment portfolio.

Deposits and Borrowings

				June 30 2014
	Deposit Detail As of			Dollar Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2014	2014	2013	2014	2013
Noninterest bearing	$393,964	$387,090	$373,389	$6,874	$20,575
Savings	238,167	244,944	228,589	(6,777)	9,578
NOW accounts	310,721	309,385	297,852	1,336	12,869
Money market accounts	304,766	318,192	309,859	(13,426)	(5,093)
Certificates of deposits:
of less than $100,000	274,971	282,569	288,345	(7,598)	(13,374)
of $100,000 or more	178,235	182,101	184,094	(3,866)	(5,859)
	$1,700,824	$1,724,281	$1,682,128	$(23,457)	$18,696

Total deposits increased $18.7  million, or 1.1%, during the six month period ended June 30, 2014 to $1.70 billion.  During the same period, savings, NOW and money market deposit volume increased by $17.4 million.  Also during the period, time deposits decreased by $19.2 million while noninterest bearing demand increased $20.6 million.  We continue to be among market share leaders in our home counties of Kane and Kendall in Illinois.

Average balance for interest bearing deposits was $1.32 billion for the six month period reflecting first half of 2014.  Average balance for noninterest bearing deposits was $381.9 million in the same period.  Similar to the trends discussed above, when compared to 2013 first half year information, average balances in 2014 reflect lower interest bearing deposit volumes, especially in time deposits, but increased noninterest bearing deposits.  Management believes that reductions in average time deposits reflect  maturities of deposits from past higher rate environments.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with Bank of America.  That credit facility was originally composed of a $30.5 million senior debt facility and $500,000 in term debt, as well as $45.0 million of Subordinated Debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and is based on, at the Company’s option, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no outstanding balance on the senior line of credit when it matured but did have $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2013, and June 30, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default.  The senior debt agreement also contains certain customary representations and warranties as well as financial and negative covenants.  At June 30, 2014, the Company was out of compliance with one of the financial covenants contained within the credit agreement.  Previously, the Company had been out of compliance with two of the financial covenants.  The agreement provides that upon an event of default as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt  by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal amount of the senior debt is the $500,000 in term debt.  Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

The Company increased its securities sold under repurchase agreements to $38.1 million at June  30, 2014, from $22.6  million at December 31, 2013.  The Company had no other short-term borrowings at June 30, 2014 representing a decrease from $5.0  million at December 31, 2013.

The Company is also obligated on $58.4 million of junior subordinated debentures.

Capital

As of June 30, 2014, total stockholders’ equity was $192.6 million, which was an increase of $44.9 million from $147.7 million as of December 31, 2013.  This increase was primarily attributable to the capital raise conducted in second quarter in which the Company issued 15,525,000 shares of common stock with net proceeds exceeding $64.0 million. Subsequent to the offering, the Company used $19.7 million to pay all outstanding interest on the junior subordinated debentures and repurchase 25,669 shares of Series B Stock.  The Company repurchased the preferred shares for 94.75% of the liquidation value totaling payments of $24.3 million.  Payments of $22.9 million were made to a large private investor with other payments totaling $1.4 million made to directors of the Company. Lastly, the Company used $10.3 million to pay all accumulated and outstanding Series B Stock dividends.  As part of the Series B Stock repurchase agreements, the holders of the Series B Stock agreed to forbear any rights to accumulated, unpaid dividends.  The remaining proceeds from the capital raise are being held for general corporate purposes.

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighting of the Bank’s assets, developed by the OCC and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.  See Note 11 -Regulatory and Capital Matters for a complete discussion of all regulatory capital guidelines.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on their trust preferred securities.  On April 21, 2014, the Company paid the accumulated and unpaid interest on the trust preferred securities and terminated the deferral period.  The interest was not immediately paid by the indenture trustees to the holders of such trust preferred securities.  Instead, the trustees held the interest payments in irrevocable deposit accounts to pay such amounts on the next applicable payment dates under the indentures to holders of the securities on the record dates set forth in the appropriate indenture.

During the fourth quarter 2012, the U.S. Treasury (“Treasury”) announced the continuation of individual auctions of the Series B Stock that was issued through the Troubled Asset Relief Program and Capital Purchase Program (the “CPP”).  At that time, the Company was informed that the Series B Stock would be auctioned.  Auction transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the CPP.  The auctions were successful for the Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  At December 31, 2013 and June 30, 2014, Old Second Bancorp carried $72.9 million and $47.3 million, respectively of Series B Stock in total stockholders’ equity.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock increased from 5% to 9% in February 2014.

Beginning January 1, 2015, the Company and the Bank will be subject to the new capital requirements of Basel III.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The rules revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  The Basel III Rules permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income.  Management is reviewing the new rules to assess their impact on the Company.

The Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets increased to 7.09% and 6.48%, respectively, at June 30, 2014, compared to 3.67% and 0.77%, respectively, at December 31, 2013.  The issuance of 15,525,000 common shares net of repurchasing 25,669 Series B Stock resulted in a positive impact on the regulatory ratios and the non-GAAP ratios noted above in the quarter ending June 30, 2014.  The Company does not anticipate any significant effect to the Bank’s regulatory ratios as the Company does not have any immediate plans to use any of the proceeds to increase Bank capital.

	(unaudited)		(unaudited)
	As of June 30,		As of December 31,
(dollars in thousands)	2014	2013	2013

Tier 1 capital
Total equity	$192,618	$71,102	$147,692
Tier 1 adjustments:
Trust preferred securities allowed	56,625	27,195	51,577
Cumulative other comprehensive loss (income)	5,339	10,484	7,038
Disallowed goodwill and intangible assets	(154)	(2,226)	(1,177)
Disallowed deferred tax assets	(64,302)	-	(70,350)
Other	(550)	(530)	(581)
Tier 1 capital	$189,576	$106,025	$134,199

Total capital
Tier 1 capital	$189,576	$106,025	$134,199
Tier 2 additions:
Allowable portion of allowance for loan losses	16,597	17,016	15,898
Additional trust preferred securities disallowed for Tier 1 capital	-	29,430	5,048
Subordinated debt	27,000	36,000	36,000
Tier 2 additions subtotal	43,597	82,446	56,946
Allowable Tier 2	43,597	82,446	56,946
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$233,167	$188,465	$191,139

Tangible common equity
Total equity	$192,618	$71,102	$147,692
Less: Preferred equity	47,331	72,396	72,942
Goodwill and intangible assets	154	2,226	1,177
Tangible common equity	$145,133	$(3,520)	$73,573

Tier 1 common equity
Tangible common equity	$145,133	$(3,520)	$73,573
Tier 1 adjustments:
Cumulative other comprehensive income	5,339	10,484	7,038
Other	(64,852)	(530)	(70,931)
Tier 1 common equity	$85,620	$6,434	$9,680

Tangible assets
Total assets	$2,046,864	$1,932,934	$2,004,034
Less:
Goodwill and intangible assets	154	2,226	1,177
Tangible assets	$2,046,710	$1,930,708	$2,002,857

Total risk-weighted assets
On balance sheet	$1,283,134	$1,308,166	$1,224,438
Off balance sheet	37,403	35,125	36,023
Total risk-weighted assets	$1,320,537	$1,343,291	$1,260,461

Average assets
Total average assets for leverage	$1,993,966	$1,940,942	$1,927,217

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

Net cash outflows from operating activities were $20.0 million during the first half of 2014, compared with net cash inflows of $15.5 million in the same period in 2013.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflows for both of the first half of 2014 and 2013.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first half of 2014 compared to inflows in the first half of 2013.  The majority of this outflow was the payment of the accumulated and unpaid interest to the trust preferred securities totaling $19.7 million.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $6.4 million in the first half of 2014, compared to net cash inflows of $38.0 million in the same period in 2013.  In the first half 2014, securities transactions accounted for net inflows of $38.3 million, and net principal received on loans accounted for net outflows of $42.3 million.  In the first half of 2013, securities transactions accounted for net outflows of $12.3 million, and net principal received on loans accounted for net inflows of $31.6 million.  Proceeds from sales of OREO accounted for $10.9 million and $20.0 million in investing cash inflows for the first half of 2014 and 2013, respectively.

Net cash inflows from financing activities in the first half of 2014 were $59.0 million, compared with net cash outflows of $114.1 million in the first half of 2013.  Proceeds from the issuance of common stock provided net cash inflows of $64.4 million, while the redemption of Series B Stock and dividends paid on Series B Stock accounted for net cash outflows of $24.3 million and $10.3 million, respectively, in the first half of 2014.  Net deposit inflows in the first half of 2014 were $18.7 million compared to net deposit outflows of $26.6 million in the first half of 2013.  Other short-term borrowings had net cash outflows of $5.0 million and $100.0 million related to FHLBC advance repayments in the first half of 2014 and 2013, respectively.  Changes in securities sold under repurchase agreements accounted for $15.6 million and $12.6 million in net inflows, respectively, in the first half of 2014 and 2013.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from June 30, 2014, and December 31, 2013, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  The simulation model incorporates specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more.  Compared to December 31, 2013 the Company had less earnings gains (in both dollars and percentage) if interest rates should rise.  This decrease in rising-rate benefit reflects continued customer demand for longer term, fixed-rate loans.  Federal Funds rates and the Bank’s prime rate were stable throughout the first quarter of 2014, at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.  While it was not possible to calculate net interest income for -0.5% as of December 31, 2013, increases in interest rates during the first half of 2014 made that calculation possible as of June 30, 2014, which is reflected in the table.

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	-2.0%		-1.0%		-0.5%	0.5%	1.0%	2.0%
June 30, 2014
Dollar change	N/A		N/A		$(417)	$(329)	$(516)	$(286)
Percent change	N/A	%	N/A	%	(0.7)%	(0.6)%	(0.9)%	(0.5)%

December 31, 2013
Dollar change	N/A		N/A		N/A	$70	$249	$1,190
Percent change	N/A	%	N/A	%	N/A %	0.1%	0.4%	2.1%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None

Item 6.  Exhibits

Exhibits:

4.1	Specimen common stock certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on January 17, 2014)
4.2	Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form DEF14A filed on April 21, 2014)
4.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 on June 24, 2014).
4.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on June 24, 2014).
10.1	First Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated April 3, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six ended June 30, 2014, and June 30, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014, and June 30, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014, and June 30, 2013; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 13, 2014