Form 10-Q
period 2014-09-30
OLD SECOND BANCORP INC
filed 2014-11-12
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 7, 2014, the Registrant had outstanding 29,442,508 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$33,260	$33,210
Interest bearing deposits with financial institutions	10,797	14,450
Cash and cash equivalents	44,057	47,660
Securities available-for-sale, at fair value	362,243	372,191
Securities held-to-maturity, at amortized cost	263,040	256,571
Federal Home Loan Bank and Federal Reserve Bank stock	9,058	10,292
Loans held-for-sale	3,422	3,822
Loans	1,140,882	1,101,256
Less: allowance for loan losses	23,330	27,281
Net loans	1,117,552	1,073,975
Premises and equipment, net	42,557	46,005
Other real estate owned	40,877	41,537
Mortgage servicing rights, net	5,640	5,807
Core deposit, net	-	1,177
Bank-owned life insurance (BOLI)	56,438	55,410
Deferred tax assets, net	71,375	75,303
Other assets	16,840	14,284
Total assets	$2,033,099	$2,004,034

Liabilities
Deposits:
Noninterest bearing demand	$380,687	$373,389
Interest bearing:
Savings, NOW, and money market	848,372	836,300
Time	427,696	472,439
Total deposits	1,656,755	1,682,128
Securities sold under repurchase agreements	29,438	22,560
Other short-term borrowings	40,000	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	10,337	42,776
Total liabilities	1,840,408	1,856,342

Stockholders’ Equity
Preferred stock	47,331	72,942
Common stock	34,365	18,830
Additional paid-in capital	115,290	66,212
Retained earnings	98,786	92,549
Accumulated other comprehensive loss	(7,232)	(7,038)
Treasury stock	(95,849)	(95,803)
Total stockholders’ equity	192,691	147,692
Total liabilities and stockholders’ equity	$2,033,099	$2,004,034

	September 30, 2014		December 31, 2013
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	47,331	34,364,734	73,000	18,829,734
Shares outstanding	47,331	29,442,508	73,000	13,917,108
Treasury shares	-	4,922,226	-	4,912,626

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$13,362	$14,327	$39,346	$43,153
Loans held-for-sale	38	38	92	124
Securities:
Taxable	3,586	3,113	10,440	8,109
Tax exempt	110	148	376	441
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	78	76	232	228
Interest bearing deposits with financial institutions	25	22	60	91
Total interest and dividend income	17,199	17,724	50,546	52,146
Interest expense
Savings, NOW, and money market deposits	175	206	562	655
Time deposits	1,073	1,674	3,604	5,327
Other short-term borrowings	5	6	10	26
Junior subordinated debentures	1,072	1,336	3,847	3,937
Subordinated debt	199	209	593	610
Notes payable and other borrowings	4	4	12	12
Total interest expense	2,528	3,435	8,628	10,567
Net interest and dividend income	14,671	14,289	41,918	41,579
Loan loss reserve release	-	(1,750)	(2,000)	(6,050)
Net interest and dividend income after provision for loan losses	14,671	16,039	43,918	47,629
Noninterest income
Trust income	1,483	1,494	4,619	4,666
Service charges on deposits	1,838	1,904	5,354	5,379
Secondary mortgage fees	174	183	441	680
Mortgage servicing gain, net of changes in fair value	252	235	269	1,222
Net gain on sales of mortgage loans	914	814	2,614	4,601
Securities gains (loss), net	1,231	(7)	1,457	2,191
Increase in cash surrender value of bank-owned life insurance	304	419	1,028	1,198
Death benefit realized on bank-owned life insurance	-	6	-	381
Debit card interchange income	1,011	873	2,771	2,565
Other income	1,116	1,549	3,572	4,434
Total noninterest income	8,323	7,470	22,125	27,317
Noninterest expense
Salaries and employee benefits	8,856	9,299	27,140	27,508
Occupancy expense, net	1,143	1,266	3,809	3,787
Furniture and equipment expense	989	1,026	2,956	3,274
FDIC insurance	649	987	1,555	3,046
General bank insurance	371	489	1,203	1,829
Amortization of core deposit	154	524	1,177	1,574
Advertising expense	291	347	1,053	841
Debit card interchange expense	418	366	1,208	1,072
Legal fees	332	615	998	1,424
Other real estate expense, net	2,007	2,544	4,665	8,943
Other expense	3,134	3,119	9,148	9,773
Total noninterest expense	18,344	20,582	54,912	63,071
Income before income taxes	4,650	2,927	11,131	11,875
Provision (benefit) for income taxes	1,726	(69,997)	3,984	(69,997)
Net income	$2,924	$72,924	$7,147	$81,872
Preferred stock dividends and accretion of discount	1,065	1,323	3,985	3,917
Dividends waived upon preferred stock redemption	-	-	(5,433)	-
Gain on preferred stock redemption	-	-	(1,348)	-
Net income available to common stockholders	$1,859	$71,601	$9,943	$77,955

Basic earnings per share	$0.06	$5.08	$0.41	$5.52
Diluted earnings per share	0.06	5.08	0.41	5.52

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$2,924	$72,924	$7,147	$81,872

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(2,224)	(3,411)	397	(16,780)
Related tax benefit (expense)	918	1,405	(161)	6,913
Holding (losses) gains after tax on available-for-sale securities	(1,306)	(2,006)	236	(9,867)

Less: Reclassification adjustment for the net gains realized during the period
Net realized gains (losses)	1,231	(7)	1,457	2,191
Income tax (expense) benefit on net realized gains (losses)	(504)	3	(597)	(899)
Net realized gains (losses) after tax	727	(4)	860	1,292
Other comprehensive loss on available-for-sale securities	(2,033)	(2,002)	(624)	(11,159)

Accretion of net unrealized holding losses on held-to-maturity transferred from available-for-sale securities	237	87	731	87
Related tax expense	(97)	(36)	(301)	(36)
Other comprehensive income on held-to-maturity securities	140	51	430	51
Total other comprehensive loss	(1,893)	(1,951)	(194)	(11,108)
Total comprehensive income	$1,031	$70,973	$6,953	$70,764

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$7,147	$81,872
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of leasehold improvement	1,887	2,147
Change in fair value of mortgage servicing rights	761	(81)
Loan loss reserve release	(2,000)	(6,050)
Gain on recapture of restricted stock	-	(612)
Provision for deferred tax expense (benefit)	4,063	(70,161)
Originations of loans held-for-sale	(85,172)	(151,601)
Proceeds from sales of loans held-for-sale	87,569	160,966
Net gain on sales of mortgage loans	(2,614)	(4,601)
Change in current income taxes payable	(79)	(101)
Increase in cash surrender value of bank-owned life insurance	(1,028)	(1,198)
Death claim on bank-owned life insurance	-	396
Change in accrued interest receivable and other assets	(3,633)	(334)
Change in accrued interest payable and other liabilities	(22,108)	4,341
Net discount accretion on securities	(1,408)	(131)
Securities gains, net	(1,457)	(2,191)
Amortization of core deposit	1,177	1,574
Stock based compensation	189	123
Net gain on sale of other real estate owned	(610)	(1,175)
Provision for other real estate owned losses	2,781	6,537
Net gain on disposal of fixed assets	-	(5)
Loss on transfer of premises to other real estate owned	121	-
Net cash (used in) provided by operating activities	(14,414)	19,715
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	15,430	38,175
Proceeds from sales of securities available-for-sale	264,502	484,112
Purchases of securities available-for-sale	(268,639)	(564,372)
Proceeds from maturities and calls including pay down of securities held-to-maturity	5,934	541
Purchases of securities held-to-maturity	(11,212)	(21,382)
Proceeds from sales of Federal Home Loan Bank stock	1,234	910
Net change in loans	(53,037)	49,885
Improvements in other real estate owned	(637)	(60)
Proceeds from sales of other real estate owned	12,746	32,103
Proceeds from disposition of fixed assets	1	6
Net purchases of premises and equipment	(721)	(1,538)
Net cash (used in) provided by investing activities	(34,399)	18,380
Cash flows from financing activities
Net change in deposits	(25,373)	(44,096)
Net change in securities sold under repurchase agreements	6,878	2,844
Net change in other short-term borrowings	35,000	(45,000)
Redemption of preferred stock	(24,321)	-
Proceeds from issuance of common stock	64,395	-
Dividends paid	(11,323)	-
Purchase of treasury stock	(46)	(278)
Net cash provided by (used in) financing activities	45,210	(86,530)
Net change in cash and cash equivalents	(3,603)	(48,435)
Cash and cash equivalents at beginning of period	47,660	128,507
Cash and cash equivalents at end of period	$44,057	$80,072

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
Supplemental cash flow information	2014	2013
Income taxes paid	$-	$266
Interest paid for deposits	4,412	6,144
Interest paid for borrowings	21,425	656
Non-cash transfer of loans to other real estate owned	11,460	14,196
Non-cash transfer of premises to other real estate owned	2,160	-
Non-cash transfer of loans to securities available-for-sale	-	5,329
Non-cash transfer of securities available-for-sale to securities held-to-maturity	-	237,154
Change in dividends accrued and declared but not paid	(9,123)	510
Accretion on preferred stock discount	58	798
Fair value difference on recapture of restricted stock	-	43

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				81,872			81,872
Other comprehensive loss, net of tax					(11,108)		(11,108)
Change in restricted stock	101		(101)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			123				123
Purchase of treasury stock						(278)	(278)
Preferred stock accretion and declared dividends		798		(1,308)			(510)
Balance, September 30, 2013	$18,830	$72,667	$66,168	$92,612	$(12,435)	$(95,803)	$142,039

Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				7,147			7,147
Other comprehensive loss, net of tax					(194)		(194)
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			189				189
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,870				64,395
Preferred stock accretion and declared dividends		58		(2,258)			(2,200)
Balance, September 30, 2014	$34,365	$47,331	$115,290	$98,786	$(7,232)	$(95,849)	$192,691

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2013.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In August 2014, FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The adoption of this standard is not expected to have a material effect to the Company’s operating results or financial condition.

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

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $4.3 million and $5.5 million at September 30, 2014, and December 31, 2013, respectively.  Reserve Bank stock was recorded at $4.8 million at September 30, 2014, and December 31, 2013.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,533	$-	$(1)	$1,532
U.S. government agencies	1,718	-	(80)	1,638
States and political subdivisions	13,794	313	(228)	13,879
Corporate bonds	31,272	65	(556)	30,781
Collateralized mortgage obligations	29,951	41	(1,575)	28,417
Asset-backed securities	194,927	98	(2,227)	192,798
Collateralized loan obligations	94,202	-	(1,004)	93,198
Total Securities Available-for-Sale	$367,397	$517	$(5,671)	$362,243
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,321	$1,346	$(11)	$38,656
Collateralized mortgage obligations	225,719	2,017	(2,049)	225,687
Total Securities Held-to-Maturity	$263,040	$3,363	$(2,060)	$264,343

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,549	$-	$(5)	$1,544
U.S. government agencies	1,738	-	(66)	1,672
States and political subdivisions	16,382	629	(217)	16,794
Corporate bonds	15,733	17	(648)	15,102
Collateralized mortgage obligations	66,766	256	(3,146)	63,876
Asset-backed securities	274,118	2,168	(3,083)	273,203
Total Securities Available-for-Sale	$376,286	$3,070	$(7,165)	$372,191
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$35,268	$45	$(73)	$35,240
Collateralized mortgage obligations	221,303	643	(2,858)	219,088
Total Securities Held-to-Maturity	$256,571	$688	$(2,931)	$254,328

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2014, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$410	4.50%	$421
Due after one year through five years	5,811	2.87%	5,992
Due after five years through ten years	36,724	2.44%	36,218
Due after ten years	5,372	3.31%	5,199
	48,317	2.61%	47,830
Collateralized mortgage obligations	29,951	2.46%	28,417
Asset-back securities	194,927	2.10%	192,798
Collateralized loan obligations	94,202	2.78%	93,198
	$367,397	2.37%	$362,243
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$263,040	3.05%	$264,343

Securities with unrealized losses at September 30, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
September 30, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$1	$1,532	-	$-	$-	1	$1	$1,532
U.S. government agencies	-	-	-	1	80	1,638	1	80	1,638
States and political subdivisions	3	215	4,450	2	13	1,862	5	228	6,312
Corporate bonds	5	463	20,581	2	93	2,411	7	556	22,992
Collateralized mortgage obligations	1	18	4,739	3	1,557	21,704	4	1,575	26,443
Asset-backed securities	10	1,231	117,440	3	996	44,042	13	2,227	161,482
Collateralized loan obligations	13	1,004	93,198	-	-	-	13	1,004	93,198
	33	$2,932	$241,940	11	$2,739	$71,657	44	$5,671	$313,597
Securities Held-to-Maturity
U.S. government agency mortgage-backed	1	$11	$1,972	-	$-	$-	1	$11	$1,972
Collateralized mortgage obligations	13	1,164	83,545	2	885	37,828	15	2,049	121,373
	14	$1,175	$85,517	2	$885	$37,828	16	$2,060	$123,345

	Less than 12 months			Greater than 12 months
December 31, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$5	$1,544	-	$-	$-	1	$5	$1,544
U.S. government agencies	-	-	-	1	66	1,672	1	66	1,672
States and political subdivisions	6	217	4,625	-	-	-	6	217	4,625
Corporate bonds	4	429	10,493	2	219	2,796	6	648	13,289
Collateralized mortgage obligations	5	3,146	54,021	-	-	-	5	3,146	54,021
Asset-backed securities	11	2,836	99,466	2	247	6,368	13	3,083	105,834
	27	$6,633	$170,149	5	$532	$10,836	32	$7,165	$180,985
Securities Held-to-Maturity
U.S. government agency mortgage-backed	6	$73	$19,134	-	$-	$-	6	$73	$19,134
Collateralized mortgage obligations	19	2,858	156,632	-	-	-	19	2,858	156,632
	25	$2,931	$175,766	-	$-	$-	25	$2,931	$175,766

Recognition of other-than-temporary impairment was not necessary in the nine months ended September 30, 2014, or the year ended December 31, 2013.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment confirmed no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2014	December 31, 2013
Commercial	$106,592	$94,736
Real estate - commercial	600,649	560,233
Real estate - construction	41,936	29,351
Real estate - residential	365,602	390,201
Consumer	3,142	2,760
Overdraft	1,198	628
Lease financing receivables	8,398	10,069
Other	12,757	12,793
	1,140,274	1,100,771
Net deferred loan fees	608	485
	$1,140,882	$1,101,256

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 88.4% and 89.0% of the portfolio at September 30, 2014, and December 31, 2013, respectively.

Aged analysis of past due loans by class of loans were as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
September 30, 2014	Past	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$99	$-	$-	$99	$113,246	$1,645	$114,990	$-
Real estate - commercial
Owner occupied general purpose	32	-	-	32	132,123	5,973	138,128	-
Owner occupied special purpose	-	-	-	-	166,561	3,802	170,363	-
Non-owner occupied general purpose	-	-	-	-	150,073	6,421	156,494	-
Non-owner occupied special purpose	-	-	-	-	84,410	1,472	85,882	-
Retail properties	-	-	-	-	34,692	-	34,692	-
Farm	-	-	-	-	15,090	-	15,090	-
Real estate - construction
Homebuilder	-	-	-	-	3,232	-	3,232	-
Land	-	-	-	-	1,684	209	1,893	-
Commercial speculative	-	-	-	-	15,859	-	15,859	-
All other	-	-	-	-	20,367	585	20,952	-
Real estate - residential
Investor	173	722	-	895	127,490	1,901	130,286	-
Owner occupied	96	230	-	326	109,990	7,204	117,520	-
Revolving and junior liens	105	78	44	227	115,273	2,296	117,796	44
Consumer	6	-	-	6	3,136	-	3,142	-
All other[1]	-	-	-	-	14,563	-	14,563	-
	$511	$1,030	$44	$1,585	$1,107,789	$31,508	$1,140,882	$44

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2013	Past	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$104,778	$27	$104,805	$-
Real estate - commercial
Owner occupied general purpose	290	526	-	816	117,938	3,180	121,934	-
Owner occupied special purpose	511	-	-	511	164,277	7,671	172,459	-
Non-owner occupied general purpose	218	-	-	218	132,331	5,708	138,257	-
Non-owner occupied special purpose	-	-	-	-	73,325	661	73,986	-
Retail properties	-	-	-	-	34,034	3,144	37,178	-
Farm	-	-	-	-	16,419	-	16,419	-
Real estate - construction
Homebuilder	-	-	-	-	3,515	168	3,683	-
Land	-	-	-	-	4,436	209	4,645	-
Commercial speculative	-	-	-	-	11,235	1,913	13,148	-
All other	32	-	-	32	7,404	439	7,875	-
Real estate - residential
Investor	581	171	-	752	140,926	6,615	148,293	-
Owner occupied	4,414	308	87	4,809	106,184	5,967	116,960	87
Revolving and junior liens	650	76	-	726	121,013	3,209	124,948	-
Consumer	5	-	-	5	2,755	-	2,760	-
All other[1]	-	-	-	-	13,906	-	13,906	-
	$6,701	$1,081	$87	$7,869	$1,054,476	$38,911	$1,101,256	$87

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

September 30, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$106,620	$4,119	$4,251	$-	$114,990
Real estate - commercial
Owner occupied general purpose	129,530	913	7,685	-	138,128
Owner occupied special purpose	151,663	12,558	6,142	-	170,363
Non-owner occupied general purpose	145,153	1,872	9,469	-	156,494
Non-owner occupied special purpose	76,267	8,143	1,472	-	85,882
Retail Properties	32,450	2,242	-	-	34,692
Farm	15,090	-	-	-	15,090
Real estate - construction
Homebuilder	3,232	-	-	-	3,232
Land	1,684	-	209	-	1,893
Commercial speculative	11,815	540	3,504	-	15,859
All other	20,367	-	585	-	20,952
Real estate - residential
Investor	126,879	-	3,407	-	130,286
Owner occupied	109,723	-	7,797	-	117,520
Revolving and junior liens	113,933	188	3,675	-	117,796
Consumer	3,141	-	1	-	3,142
All other	14,563	-	-	-	14,563
Total	$1,062,110	$30,575	$48,197	$-	$1,140,882

December 31, 2013		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$96,371	$7,953	$481	$-	$104,805
Real estate - commercial
Owner occupied general purpose	105,683	9,048	7,203	-	121,934
Owner occupied special purpose	162,586	1,968	7,905	-	172,459
Non-owner occupied general purpose	122,844	1,826	13,587	-	138,257
Non-owner occupied special purpose	59,674	9,840	4,472	-	73,986
Retail Properties	30,059	2,989	4,130	-	37,178
Farm	16,419	-	-	-	16,419
Real estate - construction
Homebuilder	1,745	1,770	168	-	3,683
Land	4,436	-	209	-	4,645
Commercial speculative	7,674	3,561	1,913	-	13,148
All other	7,109	32	734	-	7,875
Real estate - residential
Investor	135,136	3,407	9,750	-	148,293
Owner occupied	109,261	-	7,699	-	116,960
Revolving and junior liens	120,589	388	3,971	-	124,948
Consumer	2,759	-	1	-	2,760
All other	13,906	-	-	-	13,906
Total	$996,251	$42,782	$62,223	$-	$1,101,256

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan were as follows:

				Nine Months Ended
	As of September 30, 2014			September 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$1,645	$2,173	$-	$836	$-
Commercial real estate
Owner occupied general purpose	7,176	7,840	-	4,860	81
Owner occupied special purpose	3,217	4,147	-	3,294	-
Non-owner occupied general purpose	7,065	8,052	-	6,246	45
Non-owner occupied special purpose	1,472	1,935	-	1,067	-
Retail properties	-	-	-	1,572	-
Farm	-	-	-	-	-
Construction
Homebuilder	1,791	1,791	-	1,903	69
Land	209	312	-	209	-
Commercial speculative	-	-	-	369	-
All other	306	347	-	155	-
Residential
Investor	2,553	3,538	-	4,269	32
Owner occupied	11,735	13,214	-	10,457	128
Revolving and junior liens	2,028	3,163	-	1,899	4
Consumer	-	-		-	-
Total impaired loans with no recorded allowance	39,197	46,512	-	37,136	359
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	365	-
Owner occupied special purpose	585	676	167	2,443	-
Non-owner occupied general purpose	-	-	-	469	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	84	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	588	-
All other	279	312	107	357	-
Residential
Investor	139	149	79	412	-
Owner occupied	259	394	59	912	15
Revolving and junior liens	327	358	129	912	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	1,589	1,889	541	6,542	15
Total impaired loans	$40,786	$48,401	$541	$43,678	$374

Impaired loans by class of loans were as follows:

				Nine Months Ended
	As of December 31, 2013			September 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$27	$34	$-	$113	$-
Commercial real estate
Owner occupied general purpose	2,543	3,006	-	3,565	3
Owner occupied special purpose	3,371	4,117	-	5,913	-
Non-owner occupied general purpose	5,428	6,709	-	11,995	113
Non-owner occupied special purpose	661	919	-	457	-
Retail properties	3,144	3,811	-	6,918	-
Farm	-	-	-	1,259	-
Construction
Homebuilder	2,016	2,016	-	3,597	120
Land	209	308	-	231	-
Commercial speculative	738	742	-	2,089	-
All other	4	35	-	188	-
Residential
Investor	5,984	8,338	-	5,845	-
Owner occupied	9,179	10,451	-	9,606	151
Revolving and junior liens	1,771	2,313	-	1,668	5
Consumer	-	-		12	-
Total impaired loans with no recorded allowance	35,075	42,799	-	53,456	392
With an allowance recorded
Commercial	-	-	-	283	-
Commercial real estate
Owner occupied general purpose	730	792	264	974	-
Owner occupied special purpose	4,300	4,702	759	2,777	-
Non-owner occupied general purpose	939	1,030	129	1,481	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	876	-
Farm	-	-	-	-	-
Construction
Homebuilder	168	604	76	97	-
Land	-	-	-	-	-
Commercial speculative	1,175	1,808	17	2,971	-
All other	436	468	262	465	-
Residential
Investor	684	913	160	3,263	-
Owner occupied	1,565	1,831	170	3,448	12
Revolving and junior liens	1,498	1,848	558	1,527	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	11,495	13,996	2,395	18,162	12
Total impaired loans	$46,570	$56,795	$2,395	$71,618	$404

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014

	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	-	$-	$-	2	$1,320	$1,118
Real estate - residential
Investor
Other[1]	1	155	153	1	155	153
Owner occupied
HAMP[2]	-	-	-	1	102	74
Deferral[3]	-	-	-	2	344	226
Revolving and junior liens
Other[1]	1	62	59	3	222	218
	2	$217	$212	9	$2,143	$1,789

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013

	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[3]	-	$-	$-	1	$610	$472
Real estate - residential
Owner occupied
Deferral[3]	-	-	-	1	137	137
Revolving and junior liens
Other[1]	-	-	-	1	30	29
	-	$-	$-	3	$777	$638

1  Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

3 Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms. The following table presents TDRs that defaulted during the periods shown and were restructured within the 12 month period prior to default. There was no TDR default activity for the three and nine months ended September 30, 2014.

	TDR Default Activity		TDR Default Activity
	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Troubled debt restructurings that	# of	Pre-modification outstanding	# of	Pre-modification outstanding
Subsequently Defaulted	contracts	recorded investment	contracts	recorded investment
Real estate - commercial
Owner occupied special purpose	1	$610	1	$610
Real estate - residential
Investor	-	-	1	155
Owner occupied	1	175	1	175
Revolving and junior liens	1	30	1	30
	3	$815	4	$970

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2014, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total
Three months ended September 30, 2014
Beginning balance	$1,991	$13,228	$1,754	$2,373	$1,464	$3,046	$23,856
Charge-offs	512	545	1	925	174	-	2,157
Recoveries	6	878	3	646	98	-	1,631
Provision (release)	41	(744)	141	7	16	539	-
Ending balance	$1,526	$12,817	$1,897	$2,101	$1,404	$3,585	$23,330

Nine months ended September 30, 2014
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	519	1,634	174	2,752	423	-	5,502
Recoveries	56	1,106	507	1,585	297	-	3,551
(Release) provision	(261)	(3,418)	(416)	431	91	1,573	(2,000)
Ending balance	$1,526	$12,817	$1,897	$2,101	$1,404	$3,585	$23,330

Ending balance: Individually evaluated for impairment	$-	$167	$107	$267	$-	$-	$541
Ending balance: Collectively evaluated for impairment	$1,526	$12,650	$1,790	$1,834	$1,404	$3,585	$22,789

Financing receivables:
Ending balance	$114,990	$600,649	$41,936	$365,602	$3,142	$14,563	$1,140,882
Ending balance: Individually evaluated for impairment	$1,645	$19,515	$2,585	$17,041	$-	$-	$40,786
Ending balance: Collectively evaluated for impairment	$113,345	$581,134	$39,351	$348,561	$3,142	$14,563	$1,100,096

1 As of September 30, 2014, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $7.1 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $1.2 million at September 30, 2014.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2013, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total
Three Months Ended
September 30, 2013
Beginning balance	$3,332	$18,097	$2,690	$5,021	$1,372	$4,530	$35,042
Charge-offs	29	851	53	3,594	168	-	4,695
Recoveries	60	523	15	209	143	-	950
(Release) provision	(469)	(1,354)	(252)	1,352	162	(1,189)	(1,750)
Ending balance	$2,894	$16,415	$2,400	$2,988	$1,509	$3,341	$29,547

Nine Months Ended
September 30, 2013
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	308	2,377	951	5,193	474	-	9,303
Recoveries	104	3,752	1,265	792	390	-	6,303
(Release) provision	(1,419)	(5,060)	(1,751)	2,854	415	(1,089)	(6,050)
Ending balance	$2,894	$16,415	$2,400	$2,988	$1,509	$3,341	$29,547

Ending balance: Individually evaluated for impairment	$-	$750	$412	$988	$-	$-	$2,150
Ending balance: Collectively evaluated for impairment	$2,894	$15,665	$1,988	$2,000	$1,509	$3,341	$27,397

Financing receivables:
Ending balance	$98,026	$554,874	$30,996	$376,859	$2,570	$14,315	$1,077,640
Ending balance: Individually evaluated for impairment	$29	$24,849	$7,698	$21,675	$-	$-	$54,251
Ending balance: Collectively evaluated for impairment	$97,997	$530,025	$23,298	$355,184	$2,570	$14,315	$1,023,389

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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2014	2013	2014	2013
Balance at beginning of period	$39,232	$59,465	$41,537	$72,423
Property additions	4,277	3,015	13,620	14,196
Property improvements	506	10	637	60
Less:
Property disposals, net of gains/losses	1,618	11,463	12,136	30,928
Period valuation adjustments	1,520	1,961	2,781	6,685
Balance at end of period	$40,877	$49,066	$40,877	$49,066

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$17,873	$30,487	$22,284	$31,454
Provision for unrealized losses	1,520	1,961	2,781	6,537
Reductions taken on sales	(348)	(7,571)	(5,431)	(13,305)
Other adjustments	-	(290)	(589)	(99)
Balance at end of period	$19,045	$24,587	$19,045	$24,587

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gain on sales, net	$(201)	$(608)	$(610)	$(1,175)
Provision for unrealized losses	1,520	1,961	2,781	6,537
Operating expenses	884	1,500	3,132	4,555
Less:
Lease revenue	196	309	638	974
	$2,007	$2,544	$4,665	$8,943

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2014	December 31, 2013
Noninterest bearing demand	$380,687	$373,389
Savings	236,289	228,589
NOW accounts	315,665	297,852
Money market accounts	296,418	309,859
Certificates of deposit of less than $100,000	256,452	288,345
Certificates of deposit of $100,000 or more	171,244	184,094
	$1,656,755	$1,682,128

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2014, and December 31, 2013.  Junior subordinated debentures are discussed in detail in Note 8:

	September 30, 2014	December 31, 2013
Securities sold under repurchase agreements	$29,438	$22,560
FHLBC advances	40,000	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$173,316	$131,438

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and have a carrying amount of $29.4 million at September 30, 2014, and $22.6 million at December 31, 2013. The fair value of the pledged collateral was $43.4 million and $39.2 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2014, the Bank had taken an advance of $40.0 million on the FHLBC stock valued at $4.3 million, collateralized securities with a fair value of $93.1 million and loans with a principal balance of $52.4 million, which carry a combined collateral value of $91.2 million.  The Company has excess collateral of $49.9 million available to secure borrowings.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both September 30, 2014, and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At September 30, 2014, the Company was out of compliance with two of the financial covenants contained within the credit agreement.  As of June 30, 2014, the Company reported being out of compliance on one of the financial covenants contained in the referenced credit agreement.  Prior to 2013, the Company had been out of compliance with two of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal of the senior debt is the $500,000 in term debt. Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  Specifically, the covenants that were not met address the Bank’s return on average assets and nonperforming assets as a percentage of the Bank’s primary capital, when calculated per the debt agreement.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Stock”), as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on the trust preferred securities.  On April 21, 2014, the Company paid all outstanding interest, which totaled $19.7 million, on the trust preferred securities to the trustees for payment to holders as of the next record date set forth in the indentures and terminated the deferral period.  The Company paid $1.1 million of interest due in the third quarter of 2014.   Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of of Operations.

Note 9 – Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2014, 210,500 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the plans was $189,000 in the first nine months of 2014 and $123,000 in the first nine months of 2013.

There were no stock options granted in the third quarter of 2014 or 2013.  All stock options are granted for a term of ten years.  There were no stock options exercised during the third quarter of 2014 or 2013.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the nine months ending September 30, 2014, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	325,500	$29.56
Canceled	-	-
Ending outstanding	325,500	$29.56	1.8	$-

Exercisable at end of period	325,500	$29.56	1.8	$-

Generally, restricted stock and restricted stock units granted under the Plans vest three years from the grant date, but the Compensation Committee of the Company’s Board of Directors has discretionary authority to change some terms including the amount of time until the vest date.

Awards under the 2008 Plan will become fully vested upon a merger or change in control of the Company.  Under the 2014 Plan, upon a change in control of the Company, if (i) the 2014 Plan is not an obligation of the successor entity following the change in control, or (ii) the 2014 Plan is an obligation of the successor entity following the change in control and the participant incurs an involuntary termination, then the stock options, stock appreciation rights, stock awards and cash incentive awards under the 2014 Plan will become fully exercisable and vested.  Performance-based awards generally will vest based upon the level of achievement of the applicable performance measures through the change in control.

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

There were no restricted awards issued under the Plans during the third quarter of 2014 and 184,500 restricted awards issued during the nine months ending September 30, 2014.  There were no restricted awards issued during the third quarter of 2013 and 155,500 restricted awards issued for the nine months ending September 30, 2013.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the nine months ending September 30, 2014, is as follows:

	September 30, 2014
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	185,500	$2.95
Granted	184,500	4.82
Vested	(25,000)	2.06
Forfeited	(20,000)	1.74
Nonvested at September 30	325,000	$4.15

Total unrecognized compensation cost of restricted awards was $1.0 million as of September 30, 2014, which is expected to be recognized over a weighted-average period of 2.48 years.  Total unrecognized compensation cost of restricted awards was $411,000 as of September 30, 2013, which was expected to be recognized over a weighted-average period of 2.46 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of September 30 (in thousands except for share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share:
Weighted-average common shares outstanding	29,442,508	13,885,884	23,905,205	13,947,606
Weighted-average common shares less stock based awards	29,442,508	13,870,884	23,902,403	13,895,136
Weighted-average common shares stock based awards	325,000	231,152	225,232	217,107
Net income from operations	$2,924	$72,924	$7,147	$81,872
Gain on preferred stock redemption	-	-	(1,348)	-
Preferred stock dividends and accretion, net of dividends waived	1,065	1,323	(1,448)	3,917
Net earnings available to common stockholders	1,859	71,601	9,943	77,955
Undistributed earnings	1,859	71,601	9,943	77,955
Basic earnings per share common undistributed earnings	0.06	5.08	0.41	5.52
Basic earnings per share	0.06	5.08	0.41	5.52
Diluted earnings per share:
Weighted-average common shares outstanding	29,442,508	13,885,884	23,905,205	13,947,606
Dilutive effect of nonvested restricted awards[1]	325,000	216,152	222,430	164,637
Diluted average common shares outstanding	29,767,508	14,102,036	24,127,635	14,112,243
Net earnings available to common stockholders	$1,859	$71,601	$9,943	$77,955
Diluted earnings per share	$0.06	$5.08	$0.41	$5.52

Number of antidilutive options excluded from the diluted earnings per share calculation	1,140,839	1,224,839	1,140,839	1,224,839
[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of September 30, 2014, and September 30, 2013 because the warrant was anti-dilutive.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

The Company completed the redemption of 25,669 shares of its Series B Stock in the second quarter of 2014.  As previously disclosed, the Company completed a public offering of 15,525,000 shares of common stock in April of 2014.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on the Company’s  trust preferred securities or junior subordinated debentures discussed in Note 8, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  The amount remaining after the completion of these transactions was retained at the Company for use in addressing general corporate matters.  The redemption price for such Series B Stock was 94.75% of the liquidation value of the Series B Stock provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividend upon redemption.  The Company redeemed all shares of Series B Stock held by directors of the Company on the same terms.

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

The Bank exceeded both board of directors’ capital ratio objectives.  At September 30, 2014, the Bank’s Tier 1 capital leverage ratio was 11.67%, up 70 basis points from December 31, 2013, and well above the 8.00% objective.  The Bank’s total capital ratio was 18.47%, up 43 basis points from December 31, 2013, and also well above the objective of 12.00%.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2014, and December 31, 2013.  The Company’s total risk-based capital ratio has been adjusted to correctly account for the Company's subordinated debt, a portion of which was excluded from Tier 2 capital because the subordinated debt is within five years of maturity.  This change has also been made in all relevant prior quarters and has resulted in an immaterial reduction in the Company's total risk-based capital ratio for those periods.  The reduction in regulatory capital amounts and ratios has no impact on the Company's historical consolidated financial statements or stockholders' equity, which were stated in accordance with GAAP.

The Company completed the redemption of certain of its Series B Fixed Rate Cumulative Preferred Stock (the “Series B Stock”) in the second quarter, 2014.  The Company completed a public offering of common stock in April.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on trust preferred securities, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  All ratios for September 30, 2014 reflect these changes in the Company’s capital.

At September 30, 2014, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk weighted assets
Consolidated	$234,500	17.56%	$106,834	8.00%	N/A	N/A
Old Second Bank	246,873	18.47	106,929	8.00	$133,662	10.00%
Tier 1 capital to risk weighted assets
Consolidated	190,724	14.28	53,424	4.00	N/A	N/A
Old Second Bank	230,087	17.22	53,446	4.00	80,170	6.00
Tier 1 capital to average assets
Consolidated	190,724	9.68	78,812	4.00	N/A	N/A
Old Second Bank	230,087	11.67	78,864	4.00	98,581	5.00

December 31, 2013
Total capital to risk weighted assets
Consolidated	$191,139	15.16%	$100,865	8.00%	N/A	N/A
Old Second Bank	227,467	18.04	100,872	8.00	$126,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	134,199	10.65	50,403	4.00	N/A	N/A
Old Second Bank	211,568	16.78	50,433	4.00	75,650	6.00
Tier 1 capital to average assets
Consolidated	134,199	6.96	77,126	4.00	N/A	N/A
Old Second Bank	211,568	10.97	77,144	4.00	96,430	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation qualifies at 60% and 80% of the original amount for Tier 2 regulatory capital at September 30, 2014 and December 31, 2013, respectively.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of September 30, 2014 all $56.6 million of the trust preferred proceeds qualified as Tier 1 regulatory capital.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital. All of the Series B Stock qualified as Tier 1 regulatory capital as of September 30, 2014, and December 31, 2013.

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

As discussed in Note 8, as of September 30, 2014, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its common stock.  In the second quarter of 2014, the Company terminated the deferral period and paid all accumulated and unpaid interest on the junior subordinated debentures which totaled $19.7 million.  The Company is currently paying interest as it comes due and $1.1 million was paid in the third quarter of 2014.

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

On April 15, 2014, the Company declared a dividend of approximately $15.8 million on its Series B Stock to stockholders of record on May 1, 2014.  Series B Stock dividends of $10.3 million were paid on May 15, 2014.  The Company is currently paying dividends as they come due and $1.1 million paid was paid on August 15, 2014.

On April 28, 2014, the Company redeemed 25,669 shares of the Series B Stock from certain holders, which included certain of the Company’s directors, at a redemption price of 94.75% of the per share liquidation value, or $947.50 per share, for a total price of approximately $24.3 million.  The Company paid $22.9 million to a large private investor and an additional $1.4 million to Company directors for these purchases.  The holders of such shares waived their rights to any dividends on the Series B Stock, and such holders did not receive any part of the declared dividend on the Series B Stock. In May, the Company paid $10.3 million in Series B Stock dividends.  In the second quarter, the Company also recognized benefit from $5.4 million in net income available to common stockholders reflecting both reversal of dividends previously accrued as well as dividends accumulated but not accrued by the Company and waived by holders upon redemption.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended September 30, 2014, and 2013 there were no significant transfers between levels.

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

•

During 2013, asset-backed auction rate securities were acquired and priced using data from dealer market participants until December 31, 2013.  At December 31, 2013, to present and including asset-backed auction rate securities acquired in 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services.  Therefore, the valuations of auction rate asset-backed securities are considered Level 3 valuations.

•

During the third quarter of 2014, asset-backed collateralized loan obligations were acquired and priced using data from a pricing matrix support by our bond accounting service provider and are therefore considered Level 2 valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2014, and December 31, 2013, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,532	$-	$-	$1,532
U.S. government agencies	-	1,638	-	1,638
States and political subdivisions	-	13,754	125	13,879
Corporate Bonds	-	30,781	-	30,781
Collateralized mortgage obligations	-	28,417	-	28,417
Asset-backed securities	-	109,017	83,781	192,798
Collateralized loan obligations	-	93,198	-	93,198
Loans held-for-sale	-	3,422	-	3,422
Mortgage servicing rights	-	-	5,640	5,640
Other assets (Interest rate swap agreements net of swap credit valuation)	-	42	-	42
Other assets (Mortgage banking derivatives)	-	266	-	266
Total	$1,532	$280,535	$89,546	$371,613

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$42	$-	$42
Total	$-	$42	$-	$42

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,544	$-	$-	$1,544
U.S. government agencies	-	1,672	-	1,672
States and political subdivisions	-	16,669	125	16,794
Corporate bonds	-	15,102	-	15,102
Collateralized mortgage obligations	-	63,876	-	63,876
Asset-backed securities	-	119,066	154,137	273,203
Loans held-for-sale	-	3,822	-	3,822
Mortgage servicing rights	-	-	5,807	5,807
Other assets (Interest rate swap agreements net of swap credit valuation)	-	229	(6)	223
Other assets (Mortgage banking derivatives)	-	315	-	315
Total	$1,544	$220,751	$160,063	$382,358

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$229	$-	$229
Total	$-	$229	$-	$229

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine months ended September 30, 2014
	Securities available-for- sale
		States and	Mortgage	Interest Rate
		Political	Servicing	Swap
	Asset-backed	Subdivisons	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Transfers into Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	3,178	-	(761)	6
Included in other comprehensive income	(1,748)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	63,704	-	-	-
Issuances	-	-	594	-
Sales	(135,490)	-	-	-
Ending balance September 30, 2014	$83,781	$125	$5,640	$-

	Nine months ended September 30, 2013
	Securities available-for- sale
			States and	Mortgage	Interest Rate
	Collateralized Debt		Political	Servicing	Swap
	Obligations	Asset-backed	Subdivisons	Rights	Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	178	485	-	81	34
Included in other comprehensive income	1,898	(1,487)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	168,753	-	-	-
Issuances	-	-	-	1,259	-
Settlements	(946)	-	-	-	-
Sales	-	(20,539)	-	-	-
Ending balance September 30, 2013	$11,087	$147,212	$132	$5,456	$(13)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of September 30, 2014:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	5,640	Discounted Cash Flow	Discount Rate	10.0-30.75%	10.3%
			Prepayment Speed	3.97-77.99%	9.5%

Asset-backed securities	83,781	Discounted Cash Flow	Credit Risk Premium	0.8-1.2%	1.0%
		with comparable transaction yields	Liquidity Discount	4.0-4.3%	4.2%

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2013:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	5,807	Discounted Cash Flow	Discount Rate	10.2%	10.2%
			Prepayment Speed	9.7%	9.7%

Interest Rate Swap Valuation	(6)	Management estimate of	Probability of Default	5.0-20%	12.5%
		credit risk exposure

Asset-backed securities	154,137	Discounted Cash Flow	Credit Risk Premium	1.1-1.5%	1.2%
		with comparable transaction yields	Liquidity Discount	4.5-5.1%	4.9%

The $125,000 on the state and political subdivisions line at September 30, 2014 and December 31, 2013, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2014, and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$957	$957
Other real estate owned, net[2]	-	-	40,877	40,877
Total	$-	$-	$41,834	$41,834

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $1.5 million, with a valuation allowance of $541,000,  resulting in a decrease of specific allocations within the allowance for loan losses of $1.9 million for the nine months ended months ending September 30, 2014.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $40.9 million, which is made up of the outstanding balance of $61.7 million, net of a valuation allowance of $19.0 million and participations of $1.8 million, at September 30, 2014.

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

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $3.1 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at September 30, 2014.  The Bank had $3.1 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2013.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At September 30, 2014, the notional amount of non-hedging interest rate swaps was $19.0 million with a weighted average maturity of 2.6 years.  At December 31, 2013, the notional amount of non-hedging interest rate swaps was $51.9 million with a weighted average maturity of 1.5 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of September 30, 2014, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$19,018	Other Assets	$42	Other Liabilities	$42
Commitments[1]	215,264	Other Assets	266	N/A	-
Forward contracts[2]	15,000	N/A	-	Other Liabilities	-
Total			$308		$42

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2013.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$51,877	Other Assets	$223	Other Liabilities	$229
Commitments[1]	206,965	Other Assets	315	N/A	-
Forward contracts[2]	11,500	N/A	-	Other Liabilities	-
Total			$538		$229

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2014, and December 31, 2013.

The following table is a summary of letter of credit commitments (in thousands):

	September 30, 2014			December 31, 2013
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$4,432	$4,487	$10	$3,886	$3,896
Commercial standby	-	49	49	-	51	51
Performance standby	416	5,819	6,235	1,580	2,723	4,303
	471	10,300	10,771	1,590	6,660	8,250

Nonborrower:
Performance standby	-	622	622	-	867	867
	-	622	622	-	867	867
Total letters of credit	$471	$10,922	$11,393	$1,590	$7,527	$9,117

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. During the years ended December 31, 2013, and 2012, the Company participated in multiple redemptions with the FHLBC and, using the redemption values as the carrying value, FHLBC stock is carried at a Level 2 fair value since December 31, 2012.  The Company had redemptions of $1.2 million in the third quarter of 2014.  These redemptions were the only redemptions processed by the Company in the first nine months of 2014.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,260	$33,260	$33,260	$-	$-
Interest bearing deposits with financial institutions	10,797	10,797	10,797	-	-
Securities available-for-sale	362,243	362,243	1,532	276,805	83,906
Securities held-to-maturity	263,040	264,343	-	264,343	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	56,438	56,438	-	56,438	-
Loans held for sale	3,422	3,422	-	3,422	-
Loans, net	1,117,552	1,119,781	-	-	1,119,781
Accrued interest receivable	4,931	4,931	-	4,931	-

Financial liabilities:
Noninterest bearing deposits	$380,687	$380,687	$380,687	$-	$-
Interest bearing deposits	1,276,068	1,275,036	-	1,275,036	-
Securities sold under repurchase agreements	29,438	29,438	-	29,438	-
Other short-term borrowings	40,000	40,000	-	40,000	-
Junior subordinated debentures	58,378	54,840	32,532	22,308	-
Subordinated debenture	45,000	38,691	-	38,691	-
Note payable and other borrowings	500	414	-	414	-
Borrowing interest payable	73	73	-	73	-
Deposit interest payable	518	518	-	518	-

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,210	$33,210	$33,210	$-	$-
Interest bearing deposits with financial institutions	14,450	14,450	14,450	-	-
Securities available-for-sale	372,191	372,191	1,544	216,385	154,262
Securities held-to-maturity	256,571	254,328	-	254,328	-
FHLBC and Reserve Bank Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,410	55,410	-	55,410	-
Loans held-for-sale	3,822	3,822	-	3,822	-
Loans, net	1,073,975	1,072,837	-	-	1,072,837
Accrued interest receivable	4,248	4,248	-	4,248	-

Financial liabilities:
Noninterest bearing deposits	$373,389	$373,389	$373,389	$-	$-
Interest bearing deposits	1,308,739	1,312,476	-	1,312,476	-
Securities sold under repurchase agreements	22,560	22,560	-	22,560	-
Other short-term borrowings	5,000	5,000	-	5,000	-
Junior subordinated debentures	58,378	67,053	39,777	27,276	-
Subordinated debenture	45,000	39,896	-	39,896	-
Note payable and other borrowings	500	423	-	423	-
Borrowing interest payable	17,037	17,037	10,122	6,915	-
Deposit interest payable	762	762	-	762	-

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

On August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Stock.  Further, as discussed in Note 8, the Company also elected to defer interest payments on certain of its subordinated debentures. However, under the terms of the Series B Stock, if the Company failed to pay dividends for an aggregate of six quarters on the Series B Stock, whether or not consecutive, the holders would have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Stock dividends are in arrears.

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

As a result of the completed 2013 auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in the first quarter of 2013.  Previously, the Company had accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believed that the Company would likely be able to redeem the Series B Stock at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  While the Company did not fully accrue the dividend on the Series B Stock in the first quarter of 2013 and did not accrue for it in subsequent quarters, the Company continued to evaluate whether accruing dividends on the Series B Stock was appropriate.  In the second quarter of 2014, the Company completed redemption of 25,669 shares of its Series B Stock at a price equal to 94.75% of liquidation value provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividends upon redemption.  Following the redemption, the Company resumed accrual in the second quarter of 2014.  The Company currently intends to declare and pay future dividends on these shares.  On August 15, 2014 the Company paid $1.1 million in dividends on the Series B Stock.  Payments of $24.3 million resulted in redemption of 25,669 shares of Series B Stock in the second quarter of 2014.  At

September 30, 2014, the Company carried $47.3 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

Note 16 – Income Taxes

Income tax expense (benefit) for year to date September 30, 2014 and September 30, 2013 was as follows:

	September 30, 2014	September 30, 2013
Current federal	$(62)	$129
Current state	(17)	35
Deferred federal	3,017	2,935
Deferred state	1,046	1,049
Change in valuation allowance	-	(74,145)
	$3,984	$(69,997)

The following were the components of the deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Allowance for loan losses	$10,648	$12,725
Deferred compensation	798	788
Amortization of core deposit	1,993	1,656
Goodwill amortization/impairment	14,042	15,252
Stock option expense	642	583
OREO write downs	8,901	10,041
Federal net operating loss (“NOL”) carryforward	27,882	28,023
State net operating loss (“NOL”) carryforward	11,768	11,847
Deferred tax credit	1,453	1,444
Other assets	983	1,166
Total deferred tax assets	79,110	83,525

Accumulated depreciation on premises and equipment	(834)	(1,035)
Accretion on securities	(31)	(8)
Mortgage servicing rights	(2,491)	(2,571)
State tax benefits	(6,667)	(6,994)
Other liabilities	(411)	(178)
Total deferred tax liabilities	(10,434)	(10,786)
Net deferred tax asset before valuation allowance	68,676	72,739
Tax effect on net unrealized losses on securities	5,062	4,927
Valuation allowance	(2,363)	(2,363)
Net deferred tax asset	$71,375	$75,303

At September 30, 2014, the Company had  a $79.7 million federal net operating loss carryforward of which, $24.4 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032, and $15.3 million expires in 2033.  The Company had  a $123.9 million state net operating loss carryforward of which, $28.2 million expires in 2021, and $95.7 million expires in 2025.  In addition, the Company had  a $1.5 million alternative minimum tax credit subject to indefinite carryforward.

The components of the provision for deferred income tax expense (benefit) were as follows:

	September 30, 2014	September 30, 2013
Allowance for loan losses	$2,077	$4,536
Deferred Compensation	(10)	(40)
Amortization of core-deposit	(337)	(519)
Stock option expense	(59)	177
OREO write-downs	1,140	5,560
Federal net operating loss carryforward	141	(5,634)
State net operating loss carryforward	79	(1,248)
Deferred tax credit	(9)	-
Depreciation	(201)	(117)
Net premiums and discounts on securities	23	(109)
Mortgage servicing rights	(80)	596
Goodwill amortization/impairment	1,210	1,151
State tax benefits	(327)	(333)
Change in valuation allowance	-	(74,145)
Other, net	416	(36)
Total deferred tax expense	$4,063	$(70,161)

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) due to the following:

	September 30, 2014	September 30, 2013
Tax at statutory federal income tax rate	$3,896	$4,156
Nontaxable interest income, net of disallowed interest deduction	(182)	(183)
BOLI income	(360)	(553)
State income taxes, net of federal benefit	606	780
Change in valuation allowance	-	(74,145)
Deficiency from restricted stock	-	10
Other, net	24	(62)
Tax at effective tax rate	$3,984	$(69,997)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2014, as compared to December 31, 2013, and the results of operations for the three and nine months ended September 30, 2014 and 2013.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2013 Form 10-K.

In the markets where the Company operates, economies continued to gain momentum at a lackluster pace.  Management believes the national economic statistics indicate an improving economy.  However, economies in the Company’s markets created only low levels of loan demand.  Commercial Real Estate in our market areas remains stabilized with only vacant land in the far western portions of our operating area showing signs of stress.  Residential mortgage demand was steady in the quarter but has yet to return to  levels seen in 2013.  Management continues to focus on growing commercial business.  In the third quarter, existing commercial customers continued to see modest growth and profit margin improvement.

The Company remains vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  Management review of the loan portfolio concluded that the reserve for loan and lease loss was adequate and appropriate for losses estimable at September 30, 2014.  No loan loss reserve release or provision was recorded in the quarter.  This compared to a $1.8  million loan loss reserve release for the third quarter of  2013 and a $1.0 million loan loss reserve release in each prior quarter of 2014.

Net income before taxes of $4.7 million in the third quarter of 2014 compares to $2.9 million for the third quarter of 2013 and $3.1 million in the second quarter of 2014.  Last year’s quarter included lower levels of net interest income and gains on securities sales as well as higher levels of compensation and OREO noninterest expense.  When compared to the third quarter, the second quarter 2014 reflected a lower level of gains on securities sales and net interest income as well as a $1.0 million loan loss reserve release offset by higher noninterest expenses.

On September 17, 2014, the Company announced that James L. Eccher will be appointed the Chief Executive Officer and President of the Company, effective as of January 1, 2015, and that William B. Skoglund will retire from the position of Chief Executive Officer and President of the Company on the same date.  Mr. Eccher will remain the Chief Executive Officer and President of the Bank.  Following his retirement, Mr. Skoglund will remain the Chairman of the Board of both the Company and the Bank.

On September 16, 2014, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Eccher.  Pursuant to the terms of the Agreement, Mr. Eccher will serve as Chief Executive Officer and President of the Company for a term of two (2) years beginning January 1, 2015, which term shall automatically extend for one additional year beginning on January 1, 2016 and each January 1 thereafter.  Mr. Eccher will remain eligible for all other benefits currently available to him, including a monthly car allowance, reimbursement of country club dues, the Company’s incentive plans and medical, dental, disability, group and executive life insurance.

Results of Operations

In the third quarter of 2014, earnings per share were $0.06 per diluted share on net income available to common shareholders of $1.9 million.  Earnings per share for the second quarter of 2014 were $0.26 per diluted share on $7.5 million of net income to common stockholders.  Absent the benefits from gain on redemption of the Series B Stock and the Series B Stock dividends that were waived by the holders of Series B Stock that was redeemed, the Company realized $0.02 per diluted share in the second quarter.  These results compare to $0.15 per diluted share, on net income to common stockholders of $2.2 million for the second quarter of 2013 and net income available to common stockholders of $630,000 for the first quarter of 2014.  All 2014 Series B Stock dividends incorporate an increase in the dividend rate from 5% to 9% in February of 2014.

Third quarter net income before taxes increased by $1.7 million from the third quarter of 2013 and $1.6 million from the second quarter of 2014.  The increase from the third quarter of 2013 was driven by sharply higher gains on securities sales (a loss item in 2013), improved debit card interchange income reflecting an improving trend seen over recent quarters, and lower noninterest expense, notably Other Real Estate Owned (“OREO”) expenses were down because of lower valuation expenses.  The linked quarter increase reflects improved net interest income, markedly higher gains on securities sales (up $936,000) and reduced noninterest expense as the core deposit intangible asset reached full amortization and compensation costs moderated.

Third quarter net income available to common stockholders was $1.9 million compared to $1.6 million, after excluding the $70.0 million tax benefit mainly from the reversal of a valuation allowance related to deferred tax assets, in the third quarter of 2013.  On a linked quarter basis, third quarter net income available to common stockholders is compared to $673,000 in the second quarter of this year, upon excluding the second quarter $6.8 million benefit from the Company's redemption of a large amount of Series B Stock.

Net Interest Income

Net interest and dividend income increased $1.0 million from $13.7 million for the quarter ended June 30, 2014, to $14.7 million for the quarter ended September 30, 2014.  Average earning assets for the third quarter of 2014 decreased $16.5 million, or 0.9%, from a total of $1.81 billion in the second quarter of 2014.  Loan production and participations or purchases in 2014 drove third quarter average loans, including loans held for sale, to a linked quarter nominal improvement of $16.2 million, reversing the trend of declining average loan volume seen in 2013.  Average loan volume for the third quarter, including loans held for sale, increased $48.2 million when compared to the third quarter of 2013.

Repeating comments from previous reports, management continues to develop loan pipelines and expects that pipeline volume will generate future loan growth.  As loan volume continues measured but slow paced growth, management decreased total securities in the third quarter of 2014 to 30.8% of total assets down from 31.4% at the end of 2013.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased slightly from 3.25% in the third quarter of 2013 to 3.26% in the third quarter of 2014.  The average tax-equivalent yield on earning assets decreased from 3.99% in the third quarter of 2013 to 3.78% in the third quarter of 2014.  For the same comparative period, the cost of funds on interest bearing liabilities decreased from 0.94% to 0.70% providing some offset to the decrease in earning asset yield.

Period loan yields are reflective of competitive pressures on new loan yield.  Additionally, management continued to see pressure to reduce interest rates on loans retained at renewal and found it necessary to accept rate concessions to retain business.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three and nine-month periods ended September 30, 2014, and 2013.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Three Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands - unaudited)

	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$38,603	$25	0.25%	$36,456	$22	0.24%
Securities:
Taxable	600,386	3,586	2.39	605,546	3,113	2.06
Non-taxable (TE)	12,237	169	5.52	13,937	228	6.54
Total securities	612,623	3,755	2.45	619,483	3,341	2.16
Dividends from Reserve Bank and FHLBC stock	9,085	78	3.43	10,292	76	2.95
Loans and loans held-for-sale (1)	1,137,137	13,429	4.62	1,088,936	14,382	5.17
Total interest earning assets	1,797,448	17,287	3.78	1,755,167	17,821	3.99
Cash and due from banks	32,459	-	-	19,584	-	-
Allowance for loan losses	(24,492)	-	-	(34,197)	-	-
Other noninterest bearing assets	230,232	-	-	190,836	-	-
Total assets	$2,035,647			$1,931,390

Liabilities and Stockholders' Equity
NOW accounts	$321,968	$68	0.08%	$283,192	$63	0.09%
Money market accounts	299,846	70	0.09	311,213	104	0.13
Savings accounts	238,528	37	0.06	225,825	39	0.07
Time deposits	437,597	1,073	0.97	493,722	1,674	1.35
Interest bearing deposits	1,297,939	1,248	0.38	1,313,952	1,880	0.57
Securities sold under repurchase agreements	27,266	1	0.01	21,646	1	0.02
Other short-term borrowings	12,174	4	0.13	15,707	5	0.12
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,336	9.15
Subordinated debt	45,000	199	1.73	45,000	209	1.82
Notes payable and other borrowings	500	4	3.13	500	4	3.13
Total interest bearing liabilities	1,441,257	2,528	0.70	1,455,183	3,435	0.94
Noninterest bearing deposits	389,246	-	-	366,889	-	-
Other liabilities	11,416	-	-	37,466	-	-
Stockholders' equity	193,728	-	-	71,852	-	-
Total liabilities and stockholders' equity	$2,035,647			$1,931,390
Net interest income (TE)		$14,759			$14,386
Net interest income (TE)
to total earning assets			3.26%			3.25%
Interest bearing liabilities to earning assets	80.18%			82.91%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $600,000 and $793,000 for the third quarter of 2014 and 2013, respectively.  Nonaccrual loans are included in the above-stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands - unaudited)

	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$30,958	$60	0.26%	$49,676	$91	0.24%
Securities:
Taxable	615,136	10,440	2.26	574,761	8,109	1.88
Non-taxable (TE)	18,114	579	4.26	14,912	679	6.07
Total securities	633,250	11,019	2.32	589,673	8,788	1.99
Dividends from Reserve Bank and FHLBC stock	9,886	232	3.13	10,742	228	2.83
Loans and loans held-for-sale (1)	1,121,600	39,521	4.65	1,116,964	43,327	5.12
Total interest earning assets	1,795,694	50,832	3.74	1,767,055	52,434	3.92
Cash and due from banks	33,071	-	-	24,110	-	-
Allowance for loan losses	(25,570)	-	-	(37,122)	-	-
Other noninterest bearing assets	233,127	-	-	196,298	-	-
Total assets	$2,036,322			$1,950,341

Liabilities and Stockholders' Equity
NOW accounts	$311,701	$197	0.08%	$290,691	$192	0.09%
Money market accounts	308,109	247	0.11	319,876	342	0.14
Savings accounts	238,480	118	0.07	226,193	121	0.07
Time deposits	454,406	3,604	1.06	498,846	5,327	1.43
Interest bearing deposits	1,312,696	4,166	0.42	1,335,606	5,982	0.60
Securities sold under repurchase agreements	25,687	2	0.01	22,206	2	0.01
Other short-term borrowings	8,352	8	0.13	20,000	24	0.16
Junior subordinated debentures	58,378	3,847	8.79	58,378	3,937	8.99
Subordinated debt	45,000	593	1.74	45,000	610	1.79
Notes payable and other borrowings	500	12	3.16	500	12	3.16
Total interest bearing liabilities	1,450,613	8,628	0.79	1,481,690	10,567	0.95
Noninterest bearing deposits	384,350	-	-	359,438	-	-
Other liabilities	22,927	-	-	35,432	-	-
Stockholders' equity	178,432	-	-	73,781	-	-
Total liabilities and stockholders' equity	$2,036,322			$1,950,341
Net interest income (TE)		$42,204			$41,867
Net interest income (TE)
to total earning assets			3.14%			3.17%
Interest bearing liabilities to earning assets	80.78%			83.85%

1    Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.7 million and $2.0 million for the first nine months of 2014 and 2013, respectively.  Nonaccrual loans are included in the above stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2014	2013	2014	2013
Net Interest Margin
Interest income (GAAP)	$17,199	$17,724	$50,546	$52,146
Taxable-equivalent adjustment:
Loans	29	17	83	50
Securities	59	80	203	238
Interest income - TE	17,287	17,821	50,832	52,434
Interest expense (GAAP)	2,528	3,435	8,628	10,567
Net interest income -TE	$14,759	$14,386	$42,204	$41,867
Net interest income (GAAP)	$14,671	$14,289	$41,918	$41,579
Average interest earning assets	$1,797,448	$1,755,167	$1,795,694	$1,767,055
Net interest margin (GAAP)	3.24%	3.23%	3.12%	3.15%
Net interest margin - TE	3.26%	3.25%	3.14%	3.17%

Asset Quality

The Company had no loan loss reserve release or provision in the third quarter of 2014.  By comparison, the Company recognized a $1.8 million reserve release in the third quarter of 2013 and a $1.0 million reserve release in the second quarter of 2014.  The provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans increased to $32.3 million at September 30, 2014 from $28.9 million at June 30, 2014.  The increase is driven by a small number of specific relationships and does not reflect issues throughout the portfolio.  Net charge-offs totaled $526,000 in the third quarter of 2014 while net charge-offs totaled $3.7 million for the third quarter of 2013.  The distribution of the Company’s remaining nonperforming loans is included in the following table.

				September 30, 2014
	Nonperforming Loans as of			Dollar Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2014	2014	2013	2014	2013
Real estate-construction	$794	$807	$2,729	$(13)	$(1,935)
Real estate-residential:
Investor	1,901	3,932	6,615	(2,031)	(4,714)
Owner occupied	7,312	5,535	6,190	1,777	1,122
Revolving and junior liens	2,340	2,199	3,209	141	(869)
Real estate-commercial, nonfarm	18,312	16,390	21,024	1,922	(2,712)
Real estate-commercial, farm	-	-	-	-	-
Commercial	1,645	56	27	1,589	1,618
Other	-	-	-	-	-
	$32,304	$28,919	$39,794	$3,385	$(7,490)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  New migration to nonaccrual increased to $11.7 million during the third quarter of 2014 compared to $1.6 million in the second quarter of 2014 and $1.5 million in the third quarter of 2013.  For the first nine months of 2014 new migration to nonaccrual was $18.2 million compared to $17.4 million for the nine months ending 2013.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	September 30,	June 30,	December 31,
	2014	2014	2013
Real estate-construction
Homebuilder	$-	$(130)	$-
Land	-	-	(1)
Commercial speculative	-	(226)	62
All other	(2)	(6)	1
Total real estate-construction	(2)	(362)	62
Real estate-residential
Investor	59	(13)	547
Owner occupied	(108)	96	(15)
Revolving and junior liens	328	206	139
Total real estate-residential	279	289	671
Real estate-commercial, nonfarm
Owner general purpose	237	182	-
Owner special purpose	49	347	(3)
Non-owner general purpose	(419)	145	(1,258)
Non-owner special purpose	255	-	-
Retail properties	(455)	(1)	296
Total real estate-commercial, nonfarm	(333)	673	(965)
Real estate-commercial, farm	-	-	-
Commercial	506	(32)	(7)
Other	76	52	5
	$526	$620	$(234)

Charge-offs for the third quarter of 2014 were, in many instances, from previously established specific reserves on nonaccrual loans deemed uncollectible.  Gross charge-offs for the third quarter of 2014 were $2.2 million compared to $4.7 million for the third quarter of  2013 reflecting our efforts to improve loan quality in better but still challenging markets.  Recoveries were $1.6 million and $950,000 for the same time periods, respectively.

				September 30, 2014
	Classified loans as of			Dollar Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2014	2014	2013	2014	2013
Real estate-construction	$4,298	$4,330	$3,024	$(32)	$1,274
Real estate-residential:
Investor	3,407	5,312	9,750	(1,905)	(6,343)
Owner occupied	7,797	5,841	7,699	1,956	98
Revolving and junior liens	3,675	3,097	3,971	578	(296)
Real estate-commercial, nonfarm	24,768	19,634	37,297	5,134	(12,529)
Real estate-commercial, farm	-	-	-	-	-
Commercial	4,251	312	481	3,939	3,770
Other	1	1	1	-	-
	$48,197	$38,527	$62,223	$9,670	$(14,026)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and paying capacity of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.  Management review of classified loans concluded that the September 30, 2014 total was driven by a small number of specific relationships and does not reflect issues throughout the portfolio.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  With the growth in both classified loans and OREO in the third quarter of 2014, this ratio increased to 35.15% at September 30, 2014 from 31.27% at June 30, 2014 and down from 43.44% at December 31, 2013.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	September 30,	June 30,	December 31,
	2014	2014	2013

Allowance at beginning of quarter	$23,856	$25,476	$29,547
Charge-offs:
Commercial	512	3	8
Real estate - commercial	545	760	608
Real estate - construction	1	105	63
Real estate - residential	925	978	1,100
Consumer and other loans	174	139	123
Total charge-offs	2,157	1,985	1,902
Recoveries:
Commercial	6	35	15
Real estate - commercial	878	87	1,573
Real estate - construction	3	467	1
Real estate - residential	646	689	429
Consumer and other loans	98	87	118
Total recoveries	1,631	1,365	2,136
Net charge-offs (recoveries)	526	620	(234)
Loan loss reserve release	-	(1,000)	(2,500)
Allowance at end of period	$23,330	$23,856	$27,281

Average total loans (exclusive of loans held-for-sale)	1,133,379	1,118,089	1,072,320
Net charge-offs to average loans	0.05%	0.06%	(0.02)%
Allowance at period end to average loans	2.06%	2.13%	2.54%

Ending balance: Individually evaluated for impairment	$541	$1,440	$2,395
Ending balance: Collectively evaluated for impairment	$22,789	$22,416	$24,886

The coverage ratio of the allowance for loan losses to nonperforming loans was 72.2% at September 30, 2014 down from 82.5% as of June 30, 2014 and improved from 68.6% as of December 31, 2013.  Management updated the estimated specific allocations in the third quarter after receiving more recent appraisals of collateral or information on cash flow trends related to the impaired credits.  This update resulted in a sharply lower amount required in the reserve for estimable losses on these credits at the end of the third quarter 2014 compared to year end 2013 as well as second quarter 2014.  The estimated general risk allocation was also lower when compared to both June 30, 2014 and December 31, 2013.  The third component of the Company’s loan loss reserve analysis showed higher required reserves when compared to June 30, 2014, most notably in the pooled commercial real estate category.  Management determined that the dollar amount of loans in this component was $7.1 million or markedly higher at period end third quarter 2014 compared to $3.2 million at June 30, 2014.  The dollar amount in the pooled commercial real estate category at September 30, 2014 was sharply improved from year end 2013.

After a review of the adequacy of the loan loss reserve at September 30, 2014, management concluded that, for the third quarter of 2014 neither a loan loss provision or a loan loss  reserve release were appropriate.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased slightly from 2.5% of total loans as of December 31, 2013 to 2.1% of total loans at September 30, 2014.  In management’s judgment, an adequate,  allowance for estimated losses has been established for inherent losses at September 30, 2014; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO increased modestly to $40.9 million at September 30, 2014, from $39.2 million at June 30, 2014 and decreased modestly from $41.5 million at December 31, 2013.  Property additions and improvements exceeded property disposals and valuation adjustments to OREO in the three months ended September 30, 2014.  Third quarter additions to OREO included the reclassification of the New Lenox branch property, which reflected management’s third quarter decision to close the branch on October 24, 2014.  The nine months ended September 30, 2014 saw property disposals and valuation adjustments, exceed property additions and improvements to OREO by a nominal amount.  The quarterly property additions and improvements have been relatively consistent at $4.7 million, $4.8 million and $4.8 million for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively.  At the same time, property disposals slowed and valuation adjustments spiked for a combined reduction to OREO of $3.1 million for the quarter ended September 30, 2014, compared to combined reductions of $6.0 million and $5.8 million for the quarters ended March 31, 2014 and June 30, 2014, respectively.  All OREO improvements in 2014 relate to several multifamily properties that were otherwise in severe disrepair.

	Three Months Ended
(in thousands)	September 30,	June 30,	December 31,
	2014	2014	2013
Beginning balance	$39,232	$40,220	$49,066
Property additions	4,277	4,655	4,998
Property improvements	506	131	13
Less:
Property disposals	1,618	4,949	10,784
Period valuation adjustments	1,520	825	1,756
Other real estate owned	$40,877	$39,232	$41,537

The OREO valuation reserve was $19.0 million, which was 31.8% of gross OREO at September 30, 2014.  The valuation reserve represented 33.4% and 34.9% of gross OREO at September 30, 2013, and December 31, 2013, respectively.  In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposal or upon update to valuation in the future.  Of note, one commercial property of five lots valued in total at $1.0 million has been in OREO for over five years.

OREO Properties by Type

(in thousands)	September 30, 2014		June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$3,424	9%	$3,485	9%	$4,658	11%
Lots (single family and commercial)	14,258	35%	15,002	38%	15,020	36%
Vacant land	2,595	6%	2,595	7%	3,135	8%
Multi-family	6,140	15%	5,175	13%	1,783	4%
Commercial property	14,460	35%	12,975	33%	16,941	41%
Total OREO properties	$40,877	100%	$39,232	100%	$41,537	100%

Noninterest Income

				3rd Qtr 2014
	Three Months Ended			Dollar Change From
(in thousands)	3rd Qtr	2nd Qtr	3rd Qtr	2nd Qtr	3rd Qtr
	2014	2014	2013	2014	2013

Trust income	$1,483	$1,677	$1,494	$(194)	$(11)
Service charges on deposits	1,838	1,796	1,904	42	(66)
Residential mortgage banking revenue	1,340	1,257	1,232	83	108
Securities (loss) gains, net	1,231	295	(7)	936	1,238
Increase in cash surrender value of bank-owned life insurance	304	366	419	(62)	(115)
Death benefit realized on bank-owned life insurance	-	-	6	-	(6)
Debit card interchange income	1,011	930	873	81	138
Other income	1,116	1,160	1,549	(44)	(433)
Total noninterest income	$8,323	$7,481	$7,470	$842	$853

On a linked quarter as well as year over year basis, gains from securities sales drove improved noninterest income.  Debit card interchange income also strengthened while residential mortgage banking revenue improved in a difficult market.  On a year to date basis, residential mortgage banking revenue declined approximately 48.9%.  Trust income declined from second quarter’s level reflecting stronger than normal estate administration fees in second quarter that returned to normal quarterly results.  Second quarter trust income also included nonrecurring tax preparation fees.  Year to date noninterest income is down 19.0% from 2013 essentially across all categories with the large dollar and percentage declines found in residential mortgage banking revenue and securities gains.

Noninterest Expense

				3rd Qtr 2014
	Three Months Ended			Dollar Change From
(in thousands)	3rd Qtr	2nd Qtr	3rd Qtr	2nd Qtr	3rd Qtr
	2014	2014	2013	2014	2013

Salaries	$7,141	$7,128	$7,010	$13	$131
Bonus	475	592	903	(117)	(428)
Benefits and other	1,240	1,463	1,386	(223)	(146)
Total salaries and employee benefits	8,856	9,183	9,299	(327)	(443)
Occupancy expense, net	1,143	1,185	1,266	(42)	(123)
Furniture and equipment expense	989	984	1,026	5	(37)
FDIC insurance	649	627	987	22	(338)
General bank insurance	371	343	489	28	(118)
Amortization of core deposit intangible asset	154	511	524	(357)	(370)
Advertising expense	291	459	347	(168)	(56)
Debit card interchange expense	418	412	366	6	52
Legal fees	332	409	615	(77)	(283)
Other real estate owned expense, net	2,007	1,650	2,544	357	(537)
Other expense	3,134	3,289	3,119	(155)	15
Total noninterest expense	$18,344	$19,052	$20,582	$(708)	$(2,238)

Noninterest expense decreased on a linked quarter basis primarily on reduced compensation costs, cessation of the core deposit amortization expense and reduced advertising with an offset in increased OREO expenses, net.  The OREO expense increase included valuation expense greater than the improvements in net gains on OREO sales and other OREO expense reduction combined.  Reduced compensation costs reflect lower bonus accrual and health care costs quarter to quarter.  The core deposit intangible asset was fully amortized in July of 2014.  Lower advertising expense resulted from reduced expense for online and print advertising of retail products.  Expenses decreased in the third quarter of 2014 compared to the same period in 2013 in most categories, including total OREO expense, net.  On a year to date basis, noninterest expense is down 12.9% from 2013.  All expense information incorporates a year end 2013 Company decision to reclassify OREO revenues from noninterest income to noninterest expense.

Income Taxes

The Company recorded a tax expense of $1.7 million on $4.7 million pre-tax income for the third quarter of 2014.  For the nine months ended September 30, 2014, tax expense was composed of $79,000 in current income tax benefit and $4.1 million in deferred income tax expense.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through September 30, 2014.  As such, the Company has not changed the valuation reserve on the deferred tax assets in 2014.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Tax Benefits Plan”).  The Tax Benefits Plan amended and restated the Rights Agreement, dated September 17, 2002.  The purpose of the Tax Benefits Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Tax Benefits Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  In connection with the public offering, that closed in the second quarter of 2014, the Company amended the Tax Benefits Plan on April 3, 2014, to allow two identified investors who were purchasers in the offering to purchase more than 5% of the Company’s common stock.

Financial Condition

Total assets increased $29.1 million, or 1.5%, from December 31, 2013, to $2.03 billion as of September 30, 2014.  Loans increased by $39.6 million, or 3.6%, as management continued to emphasize credit quality under an overarching relationship lending program.  At the same time, loan charge-off activity reduced balances, and collateral that previously secured loans moved to OREO.  OREO decreased $660,000, or 1.6% at September 30, 2014, compared to year end 2013.  Available-for-sale securities decreased by $9.9 million while held-to-maturity securities increased $6.5 million in the nine months ended September 30, 2014.

The core deposit intangible asset related to the Heritage Bank acquisition in February 2008 was fully amortized as of September 30, 2014 with incurred expense of $1.2 million for the nine months ended September 30, 2014.  Management performed an annual review of the core deposit intangible assets as of November 30, 2013.

Loans

Total loans were $1.14 billion as of September 30, 2014, an increase of $39.6 million from $1.10 billion as of December 31, 2013.  The increase in loans reflects successful loan production work in the period after extensive work in previous periods to build a robust loan pipeline.  In the first nine months of 2014, the Company was successful in adding commercial loans and continued to add real estate loans in commercial construction and real estate while experiencing reductions in residential real estate loan holdings.  A noteworthy specific increase in the third quarter came from two large loans financing commercial real estate construction.  Management views these financings as extensions of credit to highly rated clients with the properties to be constructed reflecting strong and well structured lease documents with excellent tenants.  An overriding effort to develop relationship based loan clients also resulted in current loan clients more closely reflecting our core clientele.  Our existing commercial clients continue to be reluctant in utilizing existing lines of credit.  Challenging economic circumstances and an intensely competitive environment served to temper overall loan growth.

				September 30, 2014
	Major Classification of Loans as of			Dollar Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2014	2014	2013	2014	2013
Commercial	$106,592	$106,752	$94,736	$(160)	$11,856
Real estate - commercial	600,649	599,796	560,233	853	40,416
Real estate - construction	41,936	32,265	29,351	9,671	12,585
Real estate - residential	365,602	368,592	390,201	(2,990)	(24,599)
Consumer	3,142	3,064	2,760	78	382
Overdraft	1,198	381	628	817	570
Lease financing receivables	8,398	8,722	10,069	(324)	(1,671)
Other	12,757	12,700	12,793	57	(36)
	1,140,274	1,132,272	1,100,771	8,002	39,503
Net deferred loan costs	608	475	485	133	123
	$1,140,882	$1,132,747	$1,101,256	$8,135	$39,626

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies are still subject to the economic headwinds that have been experienced nationwide.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 88.4% of the portfolio as of September 30, 2014, compared to 89.0% of the portfolio as of December 31, 2013.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				September 30, 2014
(in thousands)	Securities Portfolio As of			Dollar Change From
	September 30,	June 30,	December 31,	June 30,	December 31,
Securities available-for-sale, at fair value	2014	2014	2013	2014	2013

U.S. Treasury	$1,532	$1,538	$1,544	$(6)	$(12)
U.S. government agencies	1,638	1,653	1,672	(15)	(34)
States and political subdivisions	13,879	15,753	16,794	(1,874)	(2,915)
Corporate bonds	30,781	31,350	15,102	(569)	15,679
Collateralized mortgage obligations	28,417	33,083	63,876	(4,666)	(35,459)
Asset-backed securities	192,798	246,437	273,203	(53,639)	(80,405)
Collateralized loan obligations	93,198	-	-	93,198	93,198
Total securities available-for-sale	$362,243	$329,814	$372,191	$32,429	$(9,948)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$37,321	$37,306	$35,268	$15	$2,053
Collateralized mortgage obligations	225,719	227,377	221,303	(1,658)	4,416
Total securities held-to-maturity	$263,040	$264,683	$256,571	$(1,643)	$6,469

Total securities	$625,283	$594,497	$628,762	$30,786	$(3,479)

The total investment portfolio reached $625.3 million at September 30, 2014.  The Available-for-Sale (“AFS”) portfolio increased $32.4 million during the third quarter to end at $362.2 million.  Collateralized loan obligations (“CLO”) totaling $94.2 million were purchased early in the quarter.  Asset-backed security (“ABS”) sales for the quarter were $95.3 million, partially offset by purchases of $42.4 million.  Sales of ABS, some late in the second quarter, provided funding for the CLO purchases.  The Company had no purchase or sale activity in the Held to Maturity portfolio in the third quarter.

Realized gains totaled $1.2 million for the third quarter of 2014.  Unrealized losses on the AFS portfolio before deferred taxes were $5.2 million at September 30, 2014 an increase of $3.5 million for the quarter.

The Company is holding investments by four issuers where each issuer holding exceeds 10% of stockholders’ equity.  Company investment managers have assessed the quality of the issuers to confirm that underwriting standards meet expectation and requirements under the Investment Policy.  All of the investments for these issuers are guaranteed by the U.S. Department of Education.

The Company’s Board of Directors, at their July 15, 2014, meeting approved changes to the Investment Policy to allow purchases of CLO for the investment portfolio.  Policy guidelines dictate that securities purchased are Volcker Rule compliant, are rated “A-“ or higher, and meet other stringent credit assessments.  Policy also limits aggregate holdings and maximum issuer amount as percentages of capital.

As shown above, the addition of CLO to the portfolio and related reductions in other portfolio holdings, were the major events in the Company’s securities asset management both in the third quarter 2014 and the nine month period ended September 30, 2014.  At September 30, 2014, the Company investment managers have assessed the quality of the issuers to confirm that underwriting standards meet expectation and the requirements under the Company’s Investment Policy.

While the Company’s total securities holdings were essentially unchanged in the first nine months of 2014, meaningful changes were made in the period as discussed above to reduce available-for-sale ABS supported by student loan assets largely guaranteed by the U.S. Department of Education while increasing CLO holdings.  The Company added a minor holding in held-to-maturity securities.

Deposits and Borrowings

				September 30, 2014
	Deposit Detail As of			Dollar Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2014	2014	2013	2014	2013
Noninterest bearing	$380,687	$393,964	$373,389	$(13,277)	$7,298
Savings	236,289	238,167	228,589	(1,878)	7,700
NOW accounts	315,665	310,721	297,852	4,944	17,813
Money market accounts	296,418	304,766	309,859	(8,348)	(13,441)
Certificates of deposits:
of less than $100,000	256,452	274,971	288,345	(18,519)	(31,893)
of $100,000 or more	171,244	178,235	184,094	(6,991)	(12,850)
	$1,656,755	$1,700,824	$1,682,128	$(44,069)	$(25,373)

Total deposits decreased $25.4 million, or 1.5%, during the nine month period ended September 30, 2014 to $1.66 billion.  During the same period, savings, NOW and money market deposit volume increased by $12.1 million.  Also during the period, certificates of deposit decreased by $44.7 million while noninterest bearing demand increased $7.3 million.  As of June 30, 2014, we continue to be among market share leaders in our home counties of Kane and Kendall in Illinois..

Average balance for interest bearing deposits was $1.31 billion for the first nine months of 2014.  Average balance for noninterest bearing deposits was $384.4 million in the same period.  Similar to the trends discussed above, when compared to the first nine months of 2013, average balances in 2014 reflect lower interest bearing deposit volumes, driven by time deposits, but increased noninterest bearing deposits.  Management believes that reductions in average time deposits reflect  maturities of deposits from past higher rate environments.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both September 30, 2014, and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At September 30, 2014, the Company was out of compliance with two of the financial covenants contained within the credit agreement.  As of June 30, 2014, the Company reported being out of compliance on one of the financial covenants contained in the referenced credit agreement.  Prior to 2013, the Company had been out of compliance with two of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal of the senior debt is the $500,000 in term debt.   Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.  Specifically, the covenants that were not met address the Bank’s return on average assets and nonperforming assets as a percentage of the Bank’s primary capital, when calculated per the debt agreement.

The Company increased its securities sold under repurchase agreements to $29.4 million at September  30, 2014, from $22.6 million at December 31, 2013.  The Company had taken an advance of $40.0 million at September 30, 2014 representing an increase when compared to $5.0 million at December 31, 2013 and no outstanding advances at June 30, 2014.

The Company is also obligated on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  In April 2014, the Company concluded a successful capital raise and used some of the capital raise proceeds to pay interest accrued but previously unpaid on the trust preferred securities.  The Company is currently paying interest as it comes due, and $1.1 million was paid in the third quarter of 2014.  The Company is current on all payments due on these securities.

Capital

As of September 30, 2014, total stockholders’ equity was $192.7 million, which was an increase of $45.0 million from $147.7 million as of December 31, 2013.  This increase was primarily attributable to the capital raise conducted in the second quarter of 2014 in which the Company issued 15,525,000 shares of common stock with net proceeds exceeding $64.0 million. Subsequent to the offering, the Company used $19.7 million to pay all outstanding interest on the junior subordinated debentures and repurchase 25,669 shares of Series B Stock.  The Company repurchased the preferred shares for 94.75% of the liquidation value totaling payments of $24.3 million.  Payments of $22.9 million were made to a large private investor with other payments totaling $1.4 million made to directors of the Company. Lastly, the Company used $10.3 million to pay all accumulated and outstanding Series B Stock dividends.  As part of the Series B Stock repurchase agreements, the holders of the Series B Stock agreed to forbear any rights to accumulated, unpaid dividends.  The remaining proceeds from the capital raise are being held for general corporate purposes.

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

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on their trust preferred securities.  On April 21, 2014, the Company paid the accumulated and unpaid interest on the trust preferred securities and terminated the deferral period.  The interest was not immediately paid by the indenture trustees to the holders of such trust preferred securities.  Instead, the trustees held the interest payments in irrevocable deposit accounts to pay such amounts on the next applicable payment dates under the indentures to holders of the securities on the record dates set forth in the appropriate indenture.  In the third quarter of 2014, the Company paid $1.1 million for the regularly scheduled payments.

During the fourth quarter 2012, the Treasury announced the continuation of individual auctions of the Series B Stock that was issued through the CPP.  At that time, the Company was informed that the Series B Stock would be auctioned.  Auction transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the CPP.  The auctions were successful for the Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  At December 31, 2013 and September 30, 2014, the Company carried $72.9 million and $47.3 million, respectively of Series B Stock in total stockholders’ equity.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock increased from 5% to 9% in February 2014.  The Company paid $1.1 million on August 15, 2014 and is current with the Series B Stock dividends.

Management has all options to redeem the Series B Stock, which carries a 9.0% dividend rate, under evaluation.  The Company will take action to redeem the Series B Stock only when it is effective to do so and after a complete review of long term and short term considerations.

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

The Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets increased to 7.15% and 6.50%, respectively, at September 30, 2014, compared to 3.67% and 0.77%, respectively, at December 31, 2013.  The issuance of 15,525,000 common shares net of repurchasing 25,669 Series B Stock resulted in a positive impact on the regulatory ratios and the non-GAAP ratios noted above in the quarter ending September 30, 2014.  The Company does not anticipate any significant effect to the Bank’s regulatory ratios as the Company does not have any immediate plans to use any of the proceeds to increase Bank capital.

	(unaudited)		(unaudited)
	As of September 30,		As of December 31,
(dollars in thousands)	2014	2013	2013

Tier 1 capital
Total equity	$192,691	$142,039	$147,692
Tier 1 adjustments:
Trust preferred securities allowed	56,625	51,491	51,577
Cumulative other comprehensive loss	7,232	12,435	7,038
Disallowed goodwill and intangible assets	-	(1,702)	(1,177)
Disallowed deferred tax assets	(65,260)	(71,588)	(70,350)
Other	(564)	(546)	(581)
Tier 1 capital	$190,724	$132,129	$134,199

Total capital
Tier 1 capital	$190,724	$132,129	$134,199
Tier 2 additions:
Allowable portion of allowance for loan losses	16,782	16,565	15,898
Additional trust preferred securities disallowed for tier 1 capital	-	5,134	5,048
Subordinated debt	27,000	36,000	36,000
Tier 2 additions subtotal	43,782	57,699	56,946
Allowable Tier 2	43,782	57,699	56,946
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$234,500	$189,822	$191,139

Tangible common equity
Total equity	$192,691	$142,039	$147,692
Less: Preferred equity	47,331	72,667	72,942
Goodwill and intangible assets	-	1,702	1,177
Tangible common equity	$145,360	$67,670	$73,573

Tier 1 common equity
Tangible common equity	$145,360	$67,670	$73,573
Tier 1 adjustments:
Cumulative other comprehensive loss	7,232	12,435	7,038
Other	(65,824)	(72,134)	(70,931)
Tier 1 common equity	$86,768	$7,971	$9,680

Tangible assets
Total assets	$2,033,099	$2,032,788	$2,004,034
Less:
Goodwill and intangible assets	-	1,702	1,177
Tangible assets	$2,033,099	$2,031,086	$2,002,857

Total risk-weighted assets
On balance sheet	$1,300,773	$1,274,628	$1,224,438
Off balance sheet	34,883	37,555	36,023
Total risk-weighted assets	$1,335,656	$1,312,183	$1,260,461

Average assets
Total average assets for leverage	$1,969,823	$1,857,554	$1,927,217

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors borrowing capacity at correspondent banks as well as the FHLBC and Reserve Bank as part of its liquidity management process as supervised by the Asset and Liability Committee and reviewed by the board of directors.

Net cash outflows from operating activities were $14.4 million during the first nine months of 2014, compared with net cash inflows of $19.7 million in the same period in 2013.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, continued to be a source of inflows for both of the first nine months of 2014 and 2013.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first nine months of 2014 compared to inflows in the first nine months of 2013.  The majority of this outflow was the payment of the accumulated and unpaid interest to the trust preferred securities totaling $20.8 million.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $34.4 million in the first nine months of 2014, compared to net cash inflows of $18.4 million in the same period in 2013.  In the first nine months of 2014, securities transactions accounted for net inflows of $7.2 million, and net principal disbursed on loans accounted for net outflows of $53.0 million.  In the first nine months of 2013, securities transactions accounted for net outflows of $62.0 million, and net principal received on loans accounted for net inflows of $49.9 million.  Proceeds from sales of OREO accounted for $12.7 million and $32.1 million in investing cash inflows for the first nine months of 2014 and 2013, respectively.

Net cash inflows from financing activities in the first nine months of 2014 were $45.2 million, compared with net cash outflows of $86.5 million in the first nine months of 2013.  Proceeds from the issuance of common stock provided net cash inflows of $64.4 million, while the redemption of Series B Stock and dividends paid on Series B Stock accounted for net cash outflows of $24.3 million and $11.3 million, respectively, in the first nine months of 2014.  Net deposit outflows in the first nine months of 2014 were $25.4 million compared to net deposit outflows of $44.1 million in the first nine months of 2013.  Other short-term borrowings had net cash inflows of $35.0 million and outflows of $45.0 million related to FHLBC advance in the first nine months of 2014 and repayment in the first nine months of 2013.  Changes in securities sold under repurchase agreements accounted for $6.9 million and $2.8 million in net inflows, respectively, in the first nine months of 2014 and 2013.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from September 30, 2014, and December 31, 2013, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  The simulation model incorporates specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more.  Compared to December 31, 2013 the Company had less earnings gains (in both dollars and percentage) if interest rates should rise.  This decrease in rising-rate benefit reflects continued customer demand for longer term, fixed-rate loans.  Federal Funds rates and the Bank’s prime rate were stable throughout the first nine months of 2014, at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.  While it was not possible to calculate net interest income for -0.5% as of December 31, 2013, increases in interest rates during the first nine months of 2014 made that calculation possible as of September 30, 2014, which is reflected in the table.

Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%		(1.0)%		(0.5)%	0.5%	1.0%	2.0%
September 30, 2014
Dollar change	N/A		N/A		$(275)	$(443)	$(198)	$479
Percent change	N/A	%	N/A	%	(0.5)%	(0.8)%	(0.3)%	0.8%

December 31, 2013
Dollar change	N/A		N/A		N/A	$70	$249	$1,190
Percent change	N/A	%	N/A	%	N/A %	0.1%	0.4%	2.1%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None

Item 6.  Exhibits

Exhibits:

10.1

Employment Agreement, dated September 16, 2014, by and among Old Second Bancorp, Inc. and James Eccher (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 18, 2014 and incorporated herein by reference).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014, and September 30, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014, and September 30, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and September 30, 2013; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 12, 2014