Form 10-K
period 2014-12-31
OLD SECOND BANCORP INC
filed 2015-03-12
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $140.9 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 29,470,929 at March 10, 2015.

OLD SECOND BANCORP, INC.

Form 10-K

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

The Company provides financial services through its 25 banking locations that are located primarily in Aurora, Illinois, and its surrounding communities and throughout the Chicago metropolitan area.  These locations included retail offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois as of December 31, 2014.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses include the customary consumer and commercial products and services that banks provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as online and mobile banking and corporate cash management products including remote deposit capture, mobile deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox accounts, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts.  Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory and real estate lending.  Installment lending includes direct and indirect loans to consumers and commercial customers.  Additionally, the Bank provides a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  The Bank also originates residential mortgages, offering a wide range of mortgage products including conventional, government, and jumbo loans.  Secondary marketing of those mortgages is also handled at the Bank.

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

Market Area

The Company’s primary market area is Aurora, Illinois and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois, and it has developed a strong presence in these counties. The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Maple Park,

Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, Ottawa, Oswego, Sycamore, Frankfort, and Chicago Heights communities and surrounding areas.  During 2014 the Company closed one of two branches in Elgin and a branch in New Lenox.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established  lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2014, the Bank originated approximately $383.5 million in loans.  Also in 2014, residential mortgage loans of just over $120.9 million (some of which were originated in 2013) were sold to third parties.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2014, residential mortgages made up approximately 32% of the Bank’s loan portfolio, commercial real estate loans comprised approximately 52%, construction lending comprised approximately 4%, general commercial loans comprised approximately 10%, and consumer and other lending comprised less than 2%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.  The Bank does not discriminate in application procedures, loan availability, pricing, structure, or terms on the basis of race, color, religion, national origin, sex, marital status, familial status, handicap, age (provided the applicant has the legal capacity to enter into a binding contract), whether income is derived from public assistance, whether a borrower resides, or has property located, in a low- or moderate-income area, or whether a right was exercised under the Consumer Credit Protection Act. The Bank strives to offer all of its credit services throughout its market area, including low- and moderate-income areas.

Commercial Loans.  The Bank continues to focus on growing commercial and industrial prospects in its new business pipeline with positive results in 2014.  As noted above, the Bank is an active commercial lender, primarily located west and south of the Chicago metropolitan area and active in other parts of the Chicago and Aurora metropolitan areas.  Commercial lending reflects revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  The Bank also has commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to eight years with the majority falling in the one to five year range.  Interest rates are primarily fixed although some have interest rates tied to the prime rate or LIBOR.  While management would like to continue to diversify the loan portfolio, overall demand for working capital and equipment financing continued to be muted in the Bank’s primary market area in 2014.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentrations in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2014, approximately $302.0 million, or 50.3%, of the total commercial real estate loan portfolio of $600.6 million was to borrowers who secured the loan with owner occupied property.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in governmental regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the ongoing but diminished price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with its borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal and corporate guarantees if any exists.

Construction Loans.  The Bank’s construction and development lending and related risks have greatly diminished from prior periods as the construction and development portfolio no longer dominates the Bank’s commercial real estate portfolio.  Loans in this category increased from $29.4 million at December 31, 2013, to $44.8 million at December 31, 2014.  The Bank uses underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out of existing borrower properties.

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

Construction loans involve additional risks.  Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  This generally involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and loan advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should local demand for housing shift.  The Bank addresses these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  The Bank typically retains servicing rights for sold mortgages.  The retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and constructions loans that are held in the Bank’s portfolio.  Residential mortgage purchase activity has reflected a moderate level of activity as the real estate market in our market area continues to stabilize.  However, with continuing lower interest rates and increased stabilization in our market area, the Bank’s residential mortgage lending reflects a steady volume and mixture of both refinance and purchase financing opportunities.  Home equity lending has continued to slow in the past year but is still a meaningful portion of the Bank’s business.

Consumer Loans.  The Bank also provides many types of consumer loans including primarily motor vehicle, home improvement and signature loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.

Competition

The Company’s market area is highly competitive, and the Bank’s business activities require it to compete with many other financial institutions.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora's surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Aurora area or actively compete for customers within the Company's market area.  The Bank also faces competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company,  may have certain competitive advantages.

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

The Bank operated 25 branches in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage, and Cook County as of December 31, 2014. The financial services industry will continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our market.

Employees

At December 31, 2014, the Company employed 485 full-time equivalent employees.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company's employees are covered by collective bargaining agreements.

The Company also announced in September 2014 that James L. Eccher would be appointed the Chief Executive Officer and President of the Company, effective as of January 1, 2015, and that William B. Skoglund would retire from that position on the same date.  On January 1, 2015, Mr. Skoglund retired as the Chief Executive Officer and President of the Company, and Mr. Eccher was appointed to that position.  Mr. Eccher remains the Chief Executive Officer and President of the Bank, and Mr. Skoglund remains the Chairman of the boards of directors of both the Company and the Bank.

Capital Raise

In April 2014, the Company concluded a successful capital raise, issuing 15,525,000 of common shares with net proceeds in excess of $64.0 million.  The proceeds were used to pay $19.7 million in accrued but previously unpaid interest on the Company’s trust preferred securities, to pay $10.3 million accumulated but unpaid dividends on the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B  Stock”) and to repurchase certain of the Series B Stock for an aggregate repurchase price of $24.3 million.  The remaining proceeds were used for general corporate purposes.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  Moreover, turmoil in the credit markets as a result of the global financial crisis prompted the enactment of unprecedented legislation that allowed the Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, imposing continuing requirements on institutions in which the Treasury has a remaining investment.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded  requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule”, subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and (x) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and  no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

The Company and Bank Required Capital Levels.  Bank holding companies have had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period.  However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because the Company had assets of less than $15 billion, it was able to meet the requirements and maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective for the year ended December 31, 2014 were:

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

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the OCC and Federal Reserve, in order to be “well‑capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,
•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and
•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The OCC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action.  A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2014: (i) the Bank was not subject to a directive from its regulatory agencies to increase its capital and (ii) the Bank was “well-capitalized,” as defined by OCC regulations.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord  known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

U.S. Implementation of Basel III.  In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies.  The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments.  The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions.  Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio.  In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in  Common  Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.  The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects.  Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital.  This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company and the Bank expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015.   Although management continues to assess the impact of the new Basel III capital regulations, management believes that both the Company and the Bank will qualify as “well capitalized” under Basel III during 2015.  Management will continue to assess the impact of Basel III as it is phased-in through 2019.    There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2015 and extend until 2019.

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

Enforcement Action. On July 22, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “Reserve Bank”) that was terminated on January 17, 2014 (the “Written Agreement”).  Under the terms of the Written Agreement, the Company was required to, among other things: (i) fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) obtain the written approval of the Reserve Bank (and in certain cases, the Federal Reserve) prior to the declaration or payment of any dividends, the acceptance of dividends or any other form of capital distribution from the Bank, and the payment of principal, interest, or other sums on subordinated debentures or trust preferred securities; (iii) obtain the written approval of the Reserve Bank prior to incurring, increasing, or guaranteeing any debt, or repurchasing or redeeming any stock; (iv) develop, submit to the Reserve Bank, and implement a capital plan, and notify the Reserve Bank if any of the Company’s quarterly capital ratios fell below the minimum ratios set forth in the approved capital plan, along with a written plan to increase any applicable capital ratio to or above the approved minimum level; and (v) for each calendar year that the Written Agreement was in effect, submit to the Reserve Bank annual cash flow projections.  The Company was also required to submit certain reports to the Reserve Bank with respect to the foregoing requirements. Because the Written Agreement was terminated, the Company is no longer required to comply in the restrictions set forth above.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and paid dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.

Pursuant to the CPP, on January 16, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 73,000 shares of the Series B Stock and (ii) a warrant to purchase 815,339 shares of the Company’s common stock for an aggregate purchase price of $73.0 million in cash. During the fourth quarter of 2012, the Treasury announced the continuation of individual auctions of the CPP Preferred Stock and informed the Company that its Series B Stock would be auctioned.  Auctions for the Company’s Series B Stock were held in the first quarter of 2013.  As a result of the auctions, all of the shares of the Company’s Series B Stock were sold to third parties, including certain of the Company’s directors.  The warrant to purchase 815,339 shares of the Company’s common stock was also sold to a third party in a separate auction.

In April, 2014 the Company concluded a successful capital raise issuing 15,525,000 common shares with net proceeds in excess of $64.0 million.  Proceeds were used to pay $19.7 million accrued but previously unpaid interest on trust preferred securities and to repurchase certain shares of Series B Stock.  In May 2014 the Company applied proceeds to pay the accumulated but unpaid dividends on Series B Stock.  Remaining proceeds were used for general corporate purposes including payment for various services required during the offering.

On April 28, 2014, the Company repurchased Series B Stock at an agreed upon price reached in private negotiations.  Payments of $22.9 million were made to a large private investor with other payments totaling $1.4 million made to directors of the Company.    In January of 2015, the Company completed  a redemption of a third of the remaining 47,331 shares of Series B Stock sold to third parties by the Treasury, paying approximately $16.1 million.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over four years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

Furthermore, the Company’s ability to pay dividends on its common stock is restricted by the terms of certain of its other securities.  For example, under the terms of certain of the Company’s junior subordinated debentures, it may not pay dividends on its capital stock unless all accrued and unpaid interest payments on the subordinated debentures have been fully paid.  On August 31, 2010, the Company announced that it had elected to begin deferring the interest payments due on the junior subordinated debentures described above, as well as the dividend payments due on the CPP Preferred Stock, and therefore may not pay common stock dividends until such time as these deferred payments have been made in full.  The CPP Preferred Stock was auctioned by Treasury.  Subsequently, the Company brought all deferred payments to current status and has maintained current dividend payment status.

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

Enforcement Action.  On May 16, 2011, the Bank entered into a Consent Order with the OCC that was terminated on October 17, 2013 (the “Consent Order”).

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years.  To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio.  In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum.  At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.

FICO Assessments.   In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.600 basis points (60 cents per $100 of assessable deposits).

Supervisory Assessments.    National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.    During the year ended December 31, 2014, the Bank paid supervisory assessments to the OCC totaling $620,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors.  Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests.  One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. The Company and the Bank are reviewing their liquidity risk management policies in light of the LCR and NSFR.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

Safety and Soundness Standards/ Risk Management.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals.  If a financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves.    Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate.  Concentration risk exists when financial institutions deploy too many assets to any one industry or segment.  Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation.  The Bank currently expects that  CFPB rules announced through January 2015 will not significantly impact operations.  However, the CFPB rules are expected to result in higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements.  Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation.  As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing.  The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general.  Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property.  The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures.  The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.

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

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule.  Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on the operations of the Company or the Bank.  The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule.

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

I.Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average earning assets and cost of average liabilities for the years indicated.  Dividing the related interest by the average balance of assets or liabilities derives rates.  Average balances are derived from daily balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2014, 2013 and 2012

	2014			2013			2012
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$28,106	$73	0.26%	$43,801	$108	0.24%	$48,820	$119	0.24%
Securities:
Taxable	616,187	14,131	2.29	586,188	11,692	1.99	395,225	7,212	1.82
Non-taxable (TE)	16,425	727	4.43	14,616	904	6.19	10,350	640	6.18
Total securities	632,612	14,858	2.35	600,804	12,596	2.10	405,575	7,852	1.94
Dividends from Reserve Bank and FHLBC stock	9,677	309	3.19	10,629	304	2.86	12,294	305	2.48
Loans and loans held-for-sale[1]	1,127,590	53,170	4.65	1,106,447	56,417	5.03	1,270,162	67,110	5.20
Total interest earning assets	1,797,985	68,410	3.76	1,761,681	69,425	3.90	1,736,851	75,386	4.28
Cash and due from banks	32,628	-	-	26,871	-	-	26,197	-	-
Allowance for loan losses	(24,981)	-	-	(35,504)	-	-	(45,047)	-	-
Other noninterest bearing assets	231,767	-	-	209,640	-	-	232,624	-	-
Total assets	$2,037,399			$1,962,688			$1,950,625

Liabilities and Stockholders' Equity
NOW accounts	$314,212	$266	0.08%	$290,998	$255	0.09%	$274,299	$270	0.10%
Money market accounts	305,595	317	0.10	318,343	443	0.14	314,363	576	0.18
Savings accounts	238,326	155	0.07	226,404	161	0.07	211,632	216	0.10
Time deposits	446,133	4,500	1.01	493,855	6,774	1.37	552,489	8,809	1.59
Interest bearing deposits	1,304,266	5,238	0.40	1,329,600	7,633	0.57	1,352,783	9,871	0.73
Securities sold under repurchase agreements	26,093	3	0.01	23,313	3	0.01	4,826	2	0.04
Other short-term borrowings	12,534	16	0.13	15,849	25	0.16	12,268	17	0.14
Junior subordinated debentures	58,378	4,919	8.43	58,378	5,298	9.08	58,378	4,925	8.44
Subordinated debt	45,000	792	1.74	45,000	811	1.78	45,000	903	1.97
Notes payable and other borrowings	500	16	3.16	500	16	3.16	500	17	3.34
Total interest bearing liabilities	1,446,771	10,984	0.76	1,472,640	13,786	0.94	1,473,755	15,735	1.07
Noninterest bearing deposits	388,295	-	-	362,871	-	-	377,624	-	-
Other liabilities	20,218	-	-	36,063	-	-	27,285	-	-
Stockholders' equity	182,115	-	-	91,114	-	-	71,961	-	-
Total liabilities and stockholders' equity	$2,037,399			$1,962,688			$1,950,625
Net interest income (TE)		$57,426			$55,639			$59,651
Net interest income (TE)
to total earning assets			3.19%			3.16%			3.43%
Interest bearing liabilities to earning assets	80.47%			83.59%			84.85%

1.

Interest income from loans is shown tax equivalent as discussed below and includes fees of $2,285, $2,547 and $2,111 for 2014, 2013 and 2012, respectively. Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2014	2013	2012
Interest income (GAAP)	$68,044	$69,040	$75,081
Taxable equivalent adjustment - loans	111	68	81
Taxable equivalent adjustment - securities	255	317	224
Interest income (TE)	68,410	69,425	75,386
Less: interest expense (GAAP)	10,984	13,786	15,735
Net interest income (TE)	$57,426	$55,639	$59,651
Net interest income (GAAP)	$57,060	$55,254	$59,346
Average interest earning assets	1,797,985	1,761,681	1,736,851
Net interest income to total interest earning assets	3.17%	3.14%	3.42%
Net interest income to total interest earning assets (TE)	3.19%	3.16%	3.43%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 35% rate as per the note to the analysis of average balance table on the preceding page.

ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME

	2014 Compared to 2013			2013 Compared to 2012
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$(41)	$6	$(35)	$(13)	$2	$(11)
Securities:
Taxable	621	1,818	2,439	3,756	724	4,480
Tax-exempt	136	(313)	(177)	264	-	264
Dividends from Reserve Bank and FHLBC stock	(17)	22	5	8	(9)	(1)
Loans and loans held-for-sale	1,106	(4,353)	(3,247)	(8,550)	(2,143)	(10,693)
TOTAL EARNING ASSETS	1,805	(2,820)	(1,015)	(4,535)	(1,426)	(5,961)
INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	19	(8)	11	19	(34)	(15)
Money market accounts	(17)	(109)	(126)	7	(140)	(133)
Savings accounts	10	(16)	(6)	16	(71)	(55)
Time deposits	(608)	(1,666)	(2,274)	(878)	(1,157)	(2,035)
Securities sold under repurchase agreements	-	-	-	1	-	1
Other short-term borrowings	(5)	(4)	(9)	5	3	8
Junior subordinated debentures	-	(379)	(379)	-	373	373
Subordinated debt	-	(19)	(19)	-	(92)	(92)
Notes payable and other borrowings	-	-	-	-	(1)	(1)
INTEREST BEARING LIABILITIES	(601)	(2,201)	(2,802)	(830)	(1,119)	(1,949)
NET INTEREST INCOME	$2,406	$(619)	$1,787	$(3,705)	$(307)	$(4,012)

II.Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31 of each year indicated:

Securities Portfolio Composition

	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities Available-For-Sale
U.S. Treasury	$1,529	$1,527	$1,549	$1,544	$1,500	$1,507
U.S. government agencies	1,711	1,624	1,738	1,672	49,848	49,850
U.S. government agency mortgage-backed	-	-	-	-	127,716	128,738
States and political subdivisions	21,682	22,018	16,382	16,794	14,639	15,855
Corporate bonds	31,243	30,985	15,733	15,102	36,355	36,886
Collateralized mortgage obligations	65,728	63,627	66,766	63,876	168,795	169,600
Asset-backed securities	175,565	173,496	274,118	273,203	165,347	167,493
Collateralized loan obligations	94,236	92,209	-	-	-	-
Collateralized debt obligations	-	-	-	-	17,941	9,957
Total Securities Available-For-Sale	$391,694	$385,486	$376,286	$372,191	$582,141	$579,886

Held-To-Maturity
U.S. government agency mortgage-backed	$37,125	$39,155	$35,268	$35,240	$-	$-
Collateralized mortgage obligations	222,545	224,111	221,303	219,088	-	-
Total Held-To-Maturity	$259,670	$263,266	$256,571	$254,328	$-	$-

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the FHLB, which are not backed by the full faith and credit of the U.S. government.

Securities Portfolio Maturity and Yields

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2014:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-For-Sale
U.S. Treasury	$-	-	$1,527	0.40%	$-	-	$-	-	$1,527	0.40%
U.S. government agencies	-	-	-	-	1,624	3.14%	-	-	1,624	3.14%
States and political subdivisions	8,417	1.65%	4,515	3.76%	5,179	2.95%	3,907	2.92%	22,018	2.60%
Corporate bonds	-	-	-	-	29,733	2.30%	1,252	4.41%	30,985	2.38%
	8,417	1.65%	6,042	2.87%	36,536	2.43%	5,159	3.27%	56,154	2.43%
Mortgage-backed securities and collateralized mortgage obligations									63,627	1.80%
Asset-backed securities									173,496	1.14%
Collateralized loan obligations									92,209	3.22%
Total Securities Available-For-Sale	$8,417	1.65%	$6,042	2.87%	$36,536	2.43%	$5,159	3.27%	$385,486	1.94%

Held-To-Maturity
Mortgage-backed securities and collateralized mortgage obligations									259,670	3.06%
Total Held-To-Maturity	$-	0.00%	$-	0.00%	$-	0.00%	$-	0.00%	$259,670	3.06%

As of December 31, 2014, net unrealized losses on available-for-sale securities and net losses not accreted on securities transferred from available-for-sale to held-to-maturity was  $13,110,000, offset by deferred income taxes resulted in an overall reduction to equity capital of $7,713,000.    As of December 31, 2013, net unrealized losses on available-for-sale securities and net losses not accreted on securities transferred from available-for-sale to held-to-maturity was $11,965,000, offset by deferred income taxes resulted in an overall reduction to equity capital of $7,038,000.

At December 31, 2014, there were three issuers of securities where the book value of the Company’s holdings were greater than 10% of stockholders’ equity.    Issuers of Securities with an aggregate book value greater than 10% of stockholders equity at December 31, 2014, were as follows;

	December 31, 2014
	Amortized	Fair
Issuer	Cost	Value
College Loan Corporation	$64,634	$64,155
Student Loan Consolidation Center Student Loan Trust	27,486	27,526
GCO Education Loan Funding Corp	38,469	37,315

III.Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31 for the years indicated:

	2014	2013	2012	2011	2010
Commercial	$119,717	$95,211	$87,136	$98,241	$173,718
Real estate - commercial	600,629	560,233	579,687	704,415	821,101
Real estate - construction	44,795	29,351	42,167	70,919	129,601
Real estate - residential	369,870	389,931	414,141	477,196	556,609
Consumer	4,004	3,040	3,414	4,172	5,587
Overdraft	649	628	994	457	739
Lease Financing Receivables	8,038	10,069	6,060	2,087	2,774
Other	11,630	12,793	16,451	11,498	N/A
Gross loans	1,159,332	1,101,256	1,150,050	1,368,985	1,690,129
Allowance for loan losses	(21,637)	(27,281)	(38,597)	(51,997)	(76,308)
Loans, net	$1,137,695	$1,073,975	$1,111,453	$1,316,988	$1,613,821

The above loan totals include deferred loan fees and costs.

Maturity and Rate Sensitivity Of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2014:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$50,276	$27,261	$29,466	$9,529	$3,185	$119,717
Real estate - commercial	44,540	394,686	32,362	76,328	52,713	600,629
Real estate - construction	13,839	16,528	480	10,025	3,923	44,795
Real estate - residential	13,360	83,581	67,658	39,322	165,949	369,870
Consumer	545	1,961	1,376	122	-	4,004
Overdraft	649	-	-	-	-	649
Lease financing receivables	1,691	5,549	-	798	-	8,038
Other	4,784	5,386	1,226	234	-	11,630
Total	$129,684	$534,952	$132,568	$136,358	$225,770	$1,159,332

The above loan total includes deferred loan fees and costs; column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 87.6% and 89.0% of the portfolio at December 31, 2014 and 2013, respectively.  The Company had no concentration of loans exceeding 10% of total loans, which were not otherwise disclosed as a category of loans at December 31, 2014.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 of the years indicated:

	2014	2013	2012	2011	2010
Nonaccrual loans	$26,926	$38,911	$77,519	$126,786	$212,225
Nonperforming Troubled debt restructured loans accruing interest	154	796	4,987	11,839	15,637
Loans past due 90 days or more and still accruing interest	-	87	89	318	1,013
Total nonperforming loans	27,080	39,794	82,595	138,943	228,875
Other real estate owned	31,982	41,537	72,423	93,290	75,613
Receivable from swap terminations	-	-	-	-	3,520
Total nonperforming assets	$59,062	$81,331	$155,018	$232,233	$308,008

Other real estate owned (“OREO”) as % of nonperforming assets	54.1%	51.1%	46.7%	40.2%	24.5%

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $511,000, $333,000 and $813,000 was recorded and collected during 2014, 2013 and 2012, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2014, 2013 and 2012, had these loans been on an accrual basis throughout the year, was approximately $1,792,000,  $2,953,000 and $6,488,000 respectively.  As of both December 31, 2014 and 2013, there were approximately $4.8 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history.  Additionally, the nonaccrual loans above include $5,138,000 and $5,567,000 in restructured loans for the period ending December 31, 2014 and 2013, respectively.

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

Management defines potential problem loans as performing loans rated Substandard that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 4 to the Financial Statements.

IV.Summary of Loan Loss Experience

Analysis of Allowance For Loan Losses

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2014	2013	2012	2011	2010
Average total loans (exclusive of loans held-for-sale)	$1,124,335	$1,102,197	$1,263,172	$1,527,311	$1,900,604
Allowance at beginning of year	27,281	38,597	51,997	76,308	64,540
Charge-offs:
Commercial	578	316	344	366	2,247
Real estate - commercial	1,972	2,985	13,508	19,576	29,665
Real estate - construction	174	1,014	4,969	10,430	39,321
Real estate - residential	3,393	6,293	8,406	10,229	13,216
Consumer and other loans	526	597	638	568	560
Total charge-offs	6,643	11,205	27,865	41,169	85,009
Recoveries:
Commercial	58	119	115	173	320
Real estate - commercial	1,346	5,325	3,576	3,947	900
Real estate - construction	633	1,266	3,420	1,262	3,674
Real estate - residential	1,842	1,221	583	1,807	1,799
Consumer and other loans	420	508	487	782	416
Total recoveries	4,299	8,439	8,181	7,971	7,109
Net charge-offs	2,344	2,766	19,684	33,198	77,900
Provision for loan losses	(3,300)	(8,550)	6,284	8,887	89,668
Allowance at end of year	$21,637	$27,281	$38,597	$51,997	$76,308

Net charge-offs to average loans	0.21%	0.25%	1.56%	2.17%	4.10%
Allowance at year end to average loans	1.92%	2.48%	3.06%	3.40%	4.01%

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

Allocation of the Allowance For Loan Losses

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance at December 31 of the years indicated:

	2014		2013		2012		2011		2010
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$1,644	10.3%	$2,250	8.6%	$4,517	7.6%	$5,070	7.2%	$6,764	10.3%
Real estate - commercial	12,577	51.8%	16,763	50.9%	20,100	50.4%	30,770	51.5%	42,242	48.5%
Real estate - construction	1,475	3.9%	1,980	2.7%	3,837	3.7%	7,937	5.2%	18,344	7.7%
Real estate - residential	1,981	31.9%	2,837	35.4%	4,535	36.0%	6,335	34.9%	6,999	33.0%
Consumer	1,454	0.3%	1,439	0.3%	1,178	0.3%	884	0.3%	880	0.3%
Lease financing receivables	-	0.7%	-	0.9%	-	0.1%	-	0.1%	-	0.2%
Unallocated	2,506	1.1%	2,012	1.2%	4,430	1.9%	1,001	0.8%	1,079	-
Total	$21,637	100.0%	$27,281	100.0%	$38,597	100.0%	$51,997	100.0%	$76,308	100.0%

The allowance for loan losses is a valuation allowance for loan losses, increased by the provision for loan losses and decreased by both loan loss reserve releases ($3.3 million loan loss reserve release in 2014 and $8.6 million loan loss reserve release in 2013) and charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the allowance for loan losses.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement and that the Company is in full compliance with the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of the Company’s Board of Directors Audit Committee.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

V.Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31 of the years indicated:

	2014	2013
3 months or less	$30,580	$24,415
Over 3 months through 6 months	19,353	21,137
Over 6 months through 12 months	38,877	77,718
Over 12 months	79,587	60,824
	$168,397	$184,094

YTD Average Balances and Interest Rates

	2014		2013		2012
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$388,295	-	$362,871	-	$377,624	-
Interest bearing:
NOW and money market	619,807	0.09%	609,341	0.12%	588,662	0.14%
Savings	238,326	0.07%	226,404	0.07%	211,632	0.10%
Time	446,133	1.01%	493,855	1.37%	552,489	1.59%
Total deposits	$1,692,561		$1,692,471		$1,730,407

VI.Return on Equity and Assets

The following table presents selected financial ratios as of December 31 for the years indicated:

	2014	2013	2012
Return on average total assets	0.50%	4.18%	-
Return on average equity	5.57%	90.09%	(0.10)%
Average equity to average assets	8.94%	4.64%	3.69%
Dividend payout ratio	-	-	-

VII.Short-Term Borrowings

There were no categories of short-term borrowings having an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2014, 2013 and 2012.

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

Although the Company reported net income of $10.1 million for 2014 and $82.1 million for 2013, the Company incurred a net loss of $72,000 for 2012 and $6.5 million for 2011 as well as a net loss of $108.6 million for 2010. Despite a general improvement in the overall economy and the real estate market, the economic environment remains challenging, and the Company cannot ensure it will not incur future losses. Any future losses may affect its ability to meet its expenses or raise additional capital and may delay the time in which the Company can resume dividend payments on its common stock.  In addition, future losses may cause the Company to re-establish a valuation allowance against its deferred tax assets.  Furthermore, any future losses would likely cause a decline in its holding company regulatory capital ratios, which could materially and adversely affect its financial condition, liquidity and results of operations.

Nonperforming assets take significant time to resolve, adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.

At December 31, 2014,  the Company’s nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and its nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below (in millions):

	12/31/2014	12/31/2013	% Change
Nonperforming loans	$27.1	$39.8	(31.9)%
OREO	32.0	41.5	(22.9)%
Nonperforming assets	$59.1	$81.3	(27.3)%

The Company’s nonperforming assets adversely affect its net income in various ways.  For example, the Company does not accrue interest income on nonaccrual loans and OREO may have expenses in excess of lease revenues collected, thereby adversely affecting the Company’s income and returns on assets and equity.  The Company’s loan administration costs also increase because of its nonperforming assets.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  While the Company has made significant progress in reducing its nonperforming assets, there is no assurance that it will not experience increases in nonperforming assets in the future, or that its nonperforming assets will not result in further losses in the future.

The Company’s loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general, all of which have  experienced significant weakness.

The Company’s loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company operates in areas that saw rapid historical growth,   real estate lending of all types is a significant portion of its loan portfolio.  Total real estate lending, excluding deferred fees, remains at $1.02 billion, or approximately 87.6% of the Company’s December 31, 2014, loan portfolio.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in the Company’s market area could increase the credit risk associated with the Company’s real estate loan portfolio.

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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does business, the value of its loans and investments and its ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and increased unemployment or underemployment levels may result in higher than expected loan delinquencies, increases in the Company’s levels of nonperforming and classified assets and a decline in demand for its products and services.  These negative events may cause the Company to incur losses and may adversely affect its capital, liquidity and financial condition.

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

Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for December 31, 2014, and December 31, 2013, included an amount reserved for other not specifically identified risk factors.  New information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

While the Company had loan loss reserve releases in both 2013 and 2014, its provision for loan losses has been elevated in several recent years and the Bank may be required to make increases in the provision for loan losses and to charge-off additional loans in the future.

For the years ended December 31, 2014, and 2013, the Company recorded a loan loss reserve release of $3.3 million and $8.6 million, respectively.  The Company also recorded net loan charge-offs of $2.3 million and $2.8 million for the years ended December 31, 2014, and 2013, respectively. The Company’s nonperforming assets totaled $59.1 million, or 2.9% of total assets, at December 31, 2014. Additionally, classified assets were $72.9 million at December 31, 2014. If the economy and/or the real estate market do not continue to improve, more of the Company’s classified assets may become nonperforming and the Company may be required to take additional provisions to increase its allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on the Company’s results of operations.  The Company maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety.  The Company believes that its allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in its loan portfolio as of the corresponding balance sheet date.  However, the Company’s allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially adversely affect its operating results.

Except for 2014, the size of the Company’s loan portfolio has declined in recent years, and, if the Company is unable to maintain the return to loan growth, its profitability may be adversely affected.

Since December 31, 2010, the Company’s gross loans held for investment have declined by 31.4% while its total assets have declined by 2.9%. During this period, the Company was managing its balance sheet composition to manage its capital levels and position the Bank to meet and exceed its targeted capital levels. Management’s efforts have reduced the Company’s nonperforming assets by 80.8% over this same period. Among other things, the Company’s current strategic plan calls for continued reductions in the amount of its nonperforming assets and returning to growth in its loan portfolio to improve its net interest margin and profitability. The Company’s ability to increase profitability in accordance with this plan will depend on a variety of factors, including its ability to originate attractive new lending relationships. While the Company believes it has the management resources and lending staff in place to continue the successful implementation of its strategic plan, if the Company is unable to increase the size of its loan portfolio, its strategic plan may not be successful and its profitability may be adversely affected.

The Company’s business is concentrated in and dependent upon the welfare of several counties in Illinois specifically and the State of Illinois generally.

The Company’s primary market area is Aurora, Illinois, and surrounding communities as well as Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois, and, as a result, the Company’s financial condition, results of operations and cash flows are subject to changes and fluctuations in the economic conditions in those areas.  The Company has developed a strong presence in the communities it serves, with a particular concentration in Aurora, Illinois, and surrounding communities.

The communities that the Company serves grew rapidly during the early 2000s, and despite the economic downturn that hit the Company’s markets,  the Company intends to continue concentrating its business efforts in these communities.  The Company’s future success is largely dependent upon the overall economic health of these communities and the ability of the communities to continue to rebound from the difficulties that began in 2007.  While the economies in our market have stabilized, difficult economic conditions remain, and the State of Illinois’ financial condition continues to be among the most troubled of any state in the United States.  If the overall economic conditions do not continue to improve or decline further, particularly within the Company’s primary market areas, the Company could experience a lack of demand for its products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures.  Moreover, because of the Company’s geographic concentration, it is less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

Similarly, the Company has credit exposure to entities or in industries that could be impacted by the continued financial difficulties at the state level.  Exposure exists to health care, construction and social services organizations.  Credit downgrades, partial charge-offs and specific reserves could develop in this exposure with resulting impact on the Company’s financial condition if the State of Illinois encounters more severe payment issuance capabilities.

The Company operates in a highly competitive industry and market area and may face severe competitive disadvantages.

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

The Company’s earnings and cash flows are largely dependent upon the Company’s net interest income. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, the Company’s competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy could influence Company earnings.  Such changes could also affect the Company’s ability to originate loans and obtain deposits as well as the average duration of the Company’s securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Company relies on bank deposits to be a low cost and stable source of funding. All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act, and, as a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers.  The Company competes with banks and other financial services companies for deposits. If the Company’s competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s financial condition and results of operations.

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

As a bank holding company, the Company is subject to extensive regulation and supervision, and undergo periodic examinations by its regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company.  Although the Company has policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

A more detailed description of the primary federal and state banking laws and regulations that affect the Company is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.   These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.  Any rules or regulations promulgated by the CFPB may increase our compliance costs and could limit our revenue from certain consumer products and services.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).  The Basel III Rules became effective on January 1, 2015, with a phase-in period through 2019 for many of the changes.

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

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all if which could have a material adverse effect on the Company’s business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attack (such as unauthorized access to the Company’s systems).  These risks have increased for all financial institutions as new technologies emerge,  including the use of the Internet and the expansion of telecommunications technologies (including mobile devices) to conduct financial and other business transactions,  as well as the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others have combined to increase overall risk. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. The Company operates in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies used change frequently and cyber-attacks can originate from a wide variety of sources.  However, applying guidance from FFIEC, the Company has identified security risks and employs risk mitigation controls.  Following a layered security approach, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not directly control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company and in some cases the Company may have exposure and suffer losses for breaches or attacks.  Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected with a potentially material adverse effect on the Company’s business, financial condition or results of operations.

The Company is dependent upon outside third parties for the processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions.  In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company.  These systems include, but are not limited to, payroll, wealth management record keeping, and securities portfolio management.  While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and institutes its own user controls, the Company must rely on the continued maintenance of the performance controls by the outside party, including safeguards over the security of customer data.  In addition, the Company creates backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  Such disruption or breach of security may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and its subsidiaries are defendants in a variety of litigation and other actions.

Currently, there are certain other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business.  While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management believes that any liabilities arising from pending legal matters would not have a material adverse effect on the Bank or on the consolidated financial statements of the Company.  However, if actual results differ from management’s expectations, it could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Risks Associated with the Company’s Common Stock

The Company has not established a minimum dividend payment level, and it cannot ensure its ability to pay dividends in the future.

For several years prior to January 2014, the Company was under a Written Agreement with the Federal Reserve which included among other things restrictions on the Company’s payment of dividends on its common stock.  Although the Written Agreement was terminated in January 2014, the Company has not yet paid dividends or its common stock and has not determined when it will be in a position to resume paying dividends or at what level it will be able to pay.

Despite the termination of the Written Agreement, the Company is still subject to various restrictions on its ability to pay dividends imposed by the Federal Reserve.  The Company is also subject to the limitations of the Delaware General Corporation Law (the “DGCL”).  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Holders of the Company’s common stock are also only entitled to receive such dividends as the Company’s board of directors may declare out of funds legally available for such payments.

The holders of the Company’s debt have rights that are senior to those of its stockholders.

The Company currently has a $45.5 million credit facility with a correspondent lender, which includes $45.0 million of subordinated debt and $500,000 in term debt.  As of December 31, 2014, the $45.0 million in principal of subordinated debt and the $500,000 in principal of term debt were outstanding.  The term debt and subordinated debt mature on March 31, 2018.  The term debt portion of the senior debt is secured by all of the capital stock of the Bank.

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

In January 2009, the Company issued and sold 73,000 shares of Series B Stock, which ranks senior to its common stock in the payment of dividends and on liquidation, to the Treasury along with a warrant to acquire 815,339 shares of the Company’s common stock) for $73.0 million.  During the first quarter of 2013, Treasury sold all Series B Stock to third party investors, including certain of the Company’s directors, in a public auction.  Although the Company redeemed a significant portion of the Series B Stock in the second quarter of 2014 and in the first quarter of 2015, the Company still has Series B Stock outstanding.    In the event of the Company’s bankruptcy, dissolution, or liquidation, the holders of the Series B Stock will receive distributions of its available assets prior to the holders of its common stock but after the holders of its senior debt, subordinated debt and junior subordinated debentures.

The trading volumes in the Company’s common stock may not provide adequate liquidity for investors.

Shares of the Company’s common stock are listed on the Nasdaq Global Select Market; however, the average daily trading volume in its common stock is less than that of most larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control.  Given the current daily average trading volume of the Company’s common stock, significant sales of the Company’s common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of the Company’s stock.

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

•	announcements regarding significant transactions in which the Company may engage,
•	market assessments regarding such transactions,
•	changes or perceived changes in its operations or business prospects;
•	legislative or regulatory changes affecting its industry generally or its businesses and operations;
•	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Illinois, and the pace of any such stabilization and recovery;
•	the operating and share price performance of companies that investors consider to be comparable to the Company;
•	future offerings by the Company of debt, preferred stock or trust preferred securities, each of which would be senior to its common stock upon liquidation and for purposes of dividend distributions;
•	actions of its current shareholders, including future sales of common stock by existing shareholders and its directors and executive officers; and
•	other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. In addition, the Company’s Amended and Restated Rights Plan and Tax Benefits Preservation Plan (the “Rights Plan”) is intended to discourage any person from acquiring 5% or more of the Company’s outstanding stock (with certain limited exceptions). The Company amended the Rights Plan in connection with the public offering of 15,525,000 shares of its common stock, which closed on April 3, 2014, to allow two investors in the offering to acquire more than 5% of the Company’s common stock.  The Company cannot guarantee that it will allow any other holders of its common stock to acquire shares in access of the limits set forth in the Rights Plan.  The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We conduct our business at 25 retail banking center locations.  We own 24 and lease 1 of our banking center locations.  The one leased location is leased through March 2018.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2014.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2014, was $42.3 million.

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

2S101 Harter Road, Kaneville, Illinois    Leased facility.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2014, the Company had 981 stockholders of record of its common stock.  The following table sets forth the range of prices during each quarter for 2014 and 2013.

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First quarter	$5.27	$4.33	$-	$3.75	$1.20	$-
Second quarter	5.02	4.53	-	6.07	3.13	-
Third quarter	5.25	4.60	-	6.92	5.32	-
Fourth quarter	5.45	4.47	-	5.94	4.16	-

The Company incorporates by reference the information contained Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital”.

The Company also incorporates by reference the information contained under the “Notes to Consolidated Financial Statements Note 15: Regulatory & Capital Matters”.

The Company did not pay any dividends in 2014 or 2013 as set forth in the table above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefor.  The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank; however, certain regulatory restrictions and the terms of its debt and equity securities, limit the amount of cash dividends it may pay.

As of December 31, 2014, we had $58.4 million of junior subordinated debentures held by two statutory business trusts that we control.  We have the right to defer interest payments on the junior subordinated debentures for a period of up to 20 consecutive quarters, and we elected to begin such a deferral period in August 2010.  All deferred interest must be paid before we may pay dividends on our capital stock.  In the second quarter of 2014 the Company paid $19.7 million to pay all outstanding interest on the junior subordinated debentures.  As of December 31, 2014 the Company was current on the payments due on these securities.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all accrued dividends on its Series B Stock.  In August 2010, the Company also announced the deferral of payment of dividends on such preferred stock, which must also be fully paid before it may reinstate the payment of dividends on the common stock.  In the second quarter of 2014 the Company paid $10.3 million to pay all accumulated and outstanding Series B Stock dividends.  As of December 31, 2014 the Company is current on the payments due on this Series B Stock.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Executive Administrative Department

37 River Street

Aurora, Illinois 60506-4172

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2009 and ending December 31, 2014, a comparison of cumulative total returns for the Company, the Nasdaq Bank Index and the S&P 500.  The information assumes that $100 was invested at the closing price at December 31, 2009 in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Old Second Bancorp, Inc.	100.00	24.79	18.96	17.79	67.37	78.30
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There were purchases of 9,600 shares made by or on behalf of the Company of shares of its common stock during the year ended December 31, 2014, primarily for the payment of taxes relating to the vesting of stock awards.

The following table shows certain information relating to purchases or recapture of common stock for the twelve months ended December 31, 2014:

			Total number of	Remaining
	Total		shares purchased	number of shares
	number	Average	as part of a	authorized for
	of shares	price paid	publicly	purchase under
Period	acquired	per share	announced plan	the plan
January 1 - January 31, 2014	3,265	$4.64	-	-
February 1 - February 28, 2014	6,335	5.03	-	-
Total	9,600	$4.90	-	-

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2014	2013	2012	2011	2010
Balance sheet items at year-end
Total assets	$2,061,787	$2,004,034	$2,045,799	$1,941,418	$2,123,921
Total earning assets	1,832,714	1,758,582	1,834,995	1,751,662	1,933,296
Average assets	2,037,399	1,962,688	1,950,625	2,015,464	2,426,356
Loans, gross	1,159,332	1,101,256	1,150,050	1,368,985	1,690,129
Allowance for loan losses	21,637	27,281	38,597	51,997	76,308
Deposits	1,685,055	1,682,128	1,717,219	1,740,781	1,908,528
Securities sold under agreement to repurchase	21,036	22,560	17,875	901	2,018
Other short-term borrowings	45,000	5,000	100,000	-	4,141
Junior subordinated debentures	58,378	58,378	58,378	58,378	58,378
Subordinated debt	45,000	45,000	45,000	45,000	45,000
Note payable	500	500	500	500	500
Stockholders’ equity	194,163	147,692	72,552	74,002	83,958

Results of operations for the year ended
Interest and dividend income	68,044	69,040	75,081	85,423	106,681
Interest expense	10,984	13,786	15,735	21,473	28,068
Net interest and dividend income	57,060	55,254	59,346	63,950	78,613
(Release) provision for loan losses	(3,300)	(8,550)	6,284	8,887	89,668
Noninterest income	29,216	31,183	37,219	31,062	42,536
Noninterest expense	73,679	83,144	90,353	92,623	98,262
Income (loss) before taxes	15,897	11,843	(72)	(6,498)	(66,781)
Provision (benefit) for income taxes	5,761	(70,242)	-	-	41,868
Net income (loss)	10,136	82,085	(72)	(6,498)	(108,649)
Preferred stock dividends and accretion	(1,719)	5,258	4,987	4,730	4,538
Net income (loss) available to common stockholders	$11,855	$76,827	$(5,059)	$(11,228)	$(113,187)

Loan quality ratios
Allowance for loan losses to total loans at end of year	1.87%	2.48%	3.36%	3.80%	4.51%
Provision for loan losses to total loans	(0.28)%	(0.78)%	0.55%	0.65%	5.31%
Net loans charged-off to average total loans	0.21%	0.25%	1.56%	2.17%	4.10%
Nonaccrual loans to total loans at end of year	2.32%	3.53%	6.74%	9.26%	12.56%
Nonperforming assets to total assets at end of year	2.86%	4.06%	7.58%	11.96%	14.50%
Allowance for loan losses to nonaccrual loans	80.36%	70.11%	49.79%	41.01%	35.96%

Per share data
Basic earnings (loss)	$0.46	$5.45	$(0.36)	$(0.79)	$(8.03)
Diluted earnings (loss)	0.46	5.45	(0.36)	(0.79)	(8.03)
Dividends declared	-	-	-	-	0.02
Common book value per share	4.99	5.37	0.05	0.22	1.01

Weighted average diluted shares outstanding	25,549,193	14,106,033	14,207,252	14,220,822	14,104,228
Weighted average basic shares outstanding	25,300,909	13,939,919	14,074,188	14,019,920	13,918,309
Shares outstanding at year-end	29,442,508	13,917,108	14,084,328	14,034,991	13,911,475

The following represents unaudited quarterly financial information for the periods indicated:

	2014				2013
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$17,498	$17,199	$16,643	$16,704	$16,894	$17,724	$16,932	$17,490
Interest expense	2,356	2,528	2,991	3,109	3,219	3,435	3,544	3,588
Net interest income	15,142	14,671	13,652	13,595	13,675	14,289	13,388	13,902
Release for loan losses	(1,300)	—	(1,000)	(1,000)	(2,500)	(1,750)	(1,800)	(2,500)
Securities gains (losses), net	262	1,231	295	(69)	(4,103)	(7)	745	1,453
Income (loss) before taxes	4,766	4,650	3,081	3,400	(32)	2,927	3,477	5,471
Net income	2,989	2,924	2,021	2,202	213	72,924	3,477	5,471
Basic earnings (loss) per share	0.06	0.06	0.26	0.04	(0.08)	5.08	0.15	0.30
Diluted earnings (loss) per share	0.06	0.06	0.26	0.04	(0.08)	5.08	0.15	0.30
Dividends paid per share	-	-	-	-	-	-	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2014, 2013 and 2012, and financial condition at December 31, 2014 and 2013,.  This discussion should be read in conjunction with “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

The Company provides a wide range of financial services through its 25 branch locations located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  The Company emphasizes relationships with individual customers as well as small to medium-sized businesses throughout our market area.  The Company’s market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable core deposit base.  The Company also has extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

In April 2014, the Company concluded a successful capital raise, issuing 15,525,000 of common shares with net proceeds in excess of $64.0 million.  The proceeds were used to pay $19.7 million in accrued but previously unpaid interest on the Company’s trust preferred securities, $10.3 million accumulated by unpaid dividends on the Series B Stock and to repurchase certain of the Series B Stock with an aggregate repurchase price of $24.3 million with $22.9 million paid to a large private investor and $1.4 million paid to directors of the Company.  The remaining proceeds were used for general corporate purposes.

The health of the overall real estate market improved in the Company’s market area during 2013 and continued to improve in 2014.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued difficult market conditions generated smaller declines in the 2013 values of real estate and associated asset types with overall stable market conditions during the reporting period that ended December 31, 2014.  The availability of ready local markets for real estate, while improved in both years, remained limited and continued to affect the ability of many borrowers to pay on their obligations.  The Company’s net income for 2014 was $10.1 million and $82.1 million in 2013,  with 2013 results derived largely from tax related benefits.  The Company recorded a net loss of $72,000 for the year of 2012.

For 2014, the Company recorded net income of $10.1 million, or $0.46 per diluted share, which compares with a net income of $82.1 million, or $5.45 per diluted share in 2013and a net loss of $72,000 or $0.36 diluted loss per share in 2012.  The basic earnings per share was $0.46 in 2014, $5.45 in 2013 and the basic loss per share was $0.36 in 2012.  The Company recorded a $3.3 million release of reserves for loan losses in 2014, compared to $8.6 million release of reserves for loan losses in 2013 which was a decrease of $5.3 million.  The Company recorded a $6.3 million provision for loan losses in 2012.  Net charge-offs were $2.3 million during 2014,  $2.8 million during 2013 and $19.7 million in 2012.  The net income available to common stockholders was $11.9 million for the year ended December 31, 2014, $76.8 million for the year ended December 31, 2013, with a net loss available to common stockholders of $5.1 million for the year ended December 31, 2012.

Net interest and dividend income increased 3.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Average loans, including loans held-for-sale for the year 2014 increased 1.9% compared to 2013.  Average interest bearing liabilities decreased 1.8% as noninterest bearing deposits increased.

The Company recorded income tax expense totaling $41.9 million in 2010 as it established a valuation reserve on substantially all of its deferred tax assets.  In 2011 and 2012, management determined that the realization of the deferred tax assets was not more likely than not and maintained a valuation allowance on substantially all of its net deferred tax assets.  The Company, in making this tax valuation estimate considered forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  In 2013, the Company’s management reevaluated these conditions and whether there was support for a change in the valuation allowance against its deferred tax assets.  Upon evaluation in the third quarter of 2013, management determined that, after comprehensive review of both positive and negative considerations, it was more likely than not that the deferred tax assets could be realized.  A significant portion of the valuation allowance against deferred tax assets consequently was reversed.  A discussion related to the realizability of tax benefits and related items is included in our results of operations that follows as well as in Notes 1 and 11 of the consolidated financial statements included in this annual report.  The remaining portion of the valuation allowance against the deferred tax assets was reversed in 2014.

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

In 2013 and 2014, the Bank continued to reposition its balance sheet to reduce asset quality risk, increase lending and maintain its capital ratios with continued strong liquidity.  More specifically, in 2014, loans grew 5.3% compared to a 4.2% decline in 2013.  The Company also continued to take steps to cut operating expenses and increase net earnings.  Under this overarching approach, the Company significantly reduced problem loans and nonperforming assets.  Reduced other real estate owned holdings resulted in lower property valuation and maintenance expenses in both years.  As the Company focused on reducing expenses, it was able to maintain its profitable wealth management business and extensive residential real estate business as important sources of  noninterest income.

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

Net interest and dividend income decreased $4.1 million, or 6.9%, in 2013 from $59.3 million for the year ended 2012 to $55.3 million for the year ended 2013.  Average earning assets increased $24.8 million, or 1.4%, from $1.74 billion in 2012 to $1.76 billion in 2013, as management continued to focus on asset quality and capital management.  Average loans, including loans held-for-sale during the year, decreased $163.7 million, in part, from a continued low level of qualified borrower demand within the Company’s market areas, combined with charge-off activity.  Average interest bearing liabilities decreased $1.1 million, or 0.08%, to $1.47 billion in 2012 and 2013, as the need for funding remained low with the stabilization in assets.

Application of critical accounting policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”)  and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Management firmly believes that the Company’s accounting policies with respect to the allowance for loan losses is an accounting area requiring subjective or complex judgments very important to the Company’s financial position and results of operations.  Therefore, the allowance policy is one of the Company’s most critical accounting policies.  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment.  The amounts of estimated losses on pools of homogeneous loans are based on historical loss experience, consideration of current economic trends and conditions, as well as estimated collateral valuations, all of which may be susceptible to significant change.  As a result of management’s analysis of the adequacy of the allowance for loan losses, loan loss reserve releases were recorded during the years  ended December 31, 2014 and 2013.

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

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans at December 31, 2014 were $35.9 million compared to December 31, 2013, and 2012, of $46.6 million and $89.0 million, respectively.  In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowances for Loan Losses section that follows.

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

A valuation allowance was provided in the past by way of a charge to income tax expense when it was determined that it was more likely than not that some or all of the deferred tax asset would not be realized.  That determination reflected management’s evaluation of both positive and negative evidence, including recent Company profits, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Examples of positive evidence that it was more likely than not that some or all of the deferred tax asset would be realized included the existence, if any, of taxes paid in available carry-back years, positive credit quality trends, improving economic or business conditions and the likelihood that taxable income would be generated in future periods.  Examples of negative evidence included a cumulative loss and less than robust tax planning opportunities, as well as improving but still sluggish trends in real estate conditions in our primary market areas.  In 2013, management determined that realization of a significant portion of the deferred tax asset was more likely than not, and accordingly, reversed a significant portion of the previously established valuation allowance.  At September 30, 2013, management concluded that internal projections and positive evidence were sufficient under GAAP to overcome the offsetting negative evidence.  In addition, general uncertainty surrounding future economic and business conditions has diminished so that the likelihood of volatility in future earnings is similarly diminished.  The remaining portion of the valuation allowance against the deferred tax assets was reversed in 2014.  The most important factor in the Company’s decision to record the 2014 valuation allowance reversal was management’s belief that earnings have stabilized.

Future issuances or sales of common stock or other equity securities could also result in an “ownership change” as defined for U.S. federal income tax purposes.  If an ownership change were to occur, the Company could realize a loss of a portion of its U.S. federal and state deferred tax assets, including certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.  The amount of the permanent loss would be determined by the annual limitation period and the carryforward period (generally up to 20 years for federal net operating losses) and any resulting loss could have a material adverse effect on the results of operations and financial condition.  On September 12, 2012, the Company and the Bank, as rights agent, entered into the Rights Plan which was designed to protect the Company’s deferred tax assets against an unsolicited ownership change.

Income tax returns are also subject to audit by the Internal Revenue Service (the “IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  All audit work by the IRS has been completed through and including 2011.  The Company believes it has adequately accrued for all probable income taxes payable. All audit work by the Illinois Department of Revenue or the State of Illinois has been completed through 2009.

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

Results of operations

Net interest income

Net interest income increased $1.8 million, from the year ended December 31, 2013, to $57.1 million for the year ended December 31, 2014.  December 31, 2014 net interest income increased 3.3% compared to 2013.  Net interest income decreased $4.1 million, from $59.3 million for the year ended December 31, 2012, to $55.3 million for the year ended December 31, 2013.

The decline between year ended December 31, 2012 and year ended December 31, 2013 was driven by a sizable decrease in average balance for higher yielding loan earning assets over the period only partially offset by a sizable increase in the average balance for lower yielding investment securities in the same period.

Average earning assets for 2014 increased $36.3 million compared to 2013 including a year over year $21.1 million increase in average loans including loans held-for-sale.  Average earning assets for 2013 increased $24.8 million, or 1.4%, from $1.74 billion for the year ended December 31, 2012, to $1.76 billion for the year ended December 31, 2013, as a result of growth in investment securities.  Management continued to emphasize asset quality in marketable securities purchases as new loan originations continued to be limited despite the increased loan growth late in the year.  Management continues to develop loan pipelines that can be expected to generate future loan originations and loan growth.  Average loans, including loans held-for-sale, decreased $163.7 million from December 31, 2012, to December 31, 2013.

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

	2014			2013			2012
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing deposits	$28,106	$73	0.26%	$43,801	$108	0.24%	$48,820	$119	0.24%
Securities:
Taxable	616,187	14,131	2.29	586,188	11,692	1.99	395,225	7,212	1.82
Non-taxable (TE)	16,425	727	4.43	14,616	904	6.19	10,350	640	6.18
Total securities	632,612	14,858	2.35	600,804	12,596	2.10	405,575	7,852	1.94
Dividends from Reserve Bank and FHLBC stock	9,677	309	3.19	10,629	304	2.86	12,294	305	2.48
Loans and loans held-for-sale[1]	1,127,590	53,170	4.65	1,106,447	56,417	5.03	1,270,162	67,110	5.20
Total interest earning assets	1,797,985	68,410	3.76	1,761,681	69,425	3.90	1,736,851	75,386	4.28
Cash and due from banks	32,628	-	-	26,871	-	-	26,197	-	-
Allowance for loan losses	(24,981)	-	-	(35,504)	-	-	(45,047)	-	-
Other noninterest bearing assets	231,767	-	-	209,640	-	-	232,624	-	-
Total assets	$2,037,399			$1,962,688			$1,950,625

Liabilities and Stockholders' Equity
NOW accounts	$314,212	$266	0.08%	$290,998	$255	0.09%	$274,299	$270	0.10%
Money market accounts	305,595	317	0.10	318,343	443	0.14	314,363	576	0.18
Savings accounts	238,326	155	0.07	226,404	161	0.07	211,632	216	0.10
Time deposits	446,133	4,500	1.01	493,855	6,774	1.37	552,489	8,809	1.59
Interest bearing deposits	1,304,266	5,238	0.40	1,329,600	7,633	0.57	1,352,783	9,871	0.73
Securities sold under repurchase agreements	26,093	3	0.01	23,313	3	0.01	4,826	2	0.04
Other short-term borrowings	12,534	16	0.13	15,849	25	0.16	12,268	17	0.14
Junior subordinated debentures	58,378	4,919	8.43	58,378	5,298	9.08	58,378	4,925	8.44
Subordinated debt	45,000	792	1.74	45,000	811	1.78	45,000	903	1.97
Notes payable and other borrowings	500	16	3.16	500	16	3.16	500	17	3.34
Total interest bearing liabilities	1,446,771	10,984	0.76	1,472,640	13,786	0.94	1,473,755	15,735	1.07
Noninterest bearing deposits	388,295	-	-	362,871	-	-	377,624	-	-
Other liabilities	20,218	-	-	36,063	-	-	27,285	-	-
Stockholders' equity	182,115	-	-	91,114	-	-	71,961	-	-
Total liabilities and stockholders' equity	$2,037,399			$1,962,688			$1,950,625
Net interest income (TE)		$57,426			$55,639			$59,651
Net interest income (TE)
to total earning assets			3.19%			3.16%			3.43%
Interest bearing liabilities to earning assets	80.47%			83.59%			84.85%

Asset Quality

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due but still accruing.  The largest decrease in the nonperforming loans since December 31, 2013, was in the real estate-commercial, nonfarm segment as this segment’s upgrades and migration of these loans to OREO was greater than the migration of loans to nonperforming status.  Management believes recovery in the overall commercial real estate segment is firmly evident but could be stifled by macroenconmic events.  Total nonperforming loans were $27.1 million at December 31, 2014, from $39.8 million at December 31, 2013.

Net charge-offs of $393,000 for the fourth quarter of 2014 reflect charge-offs of $1.1 million against previously established specific reserves on nonaccrual loans deemed uncollectible offset by recoveries of $748,000.  Charge-off activity improved for the year ended December 31, 2014, compared to the same period in 2013 and in the fourth quarter compared to the third quarter of 2014, reflecting an improved economy in our target markets and past work done on loan quality improvement.

The following table shows classified loans by segment for the following periods.

(in thousands)	Classified loans as of December 31,			Dollar Change From
	2014	2013	2012	2014-2013	2013-2012
Real estate-construction	$4,045	$3,024	$14,140	$1,021	$(11,116)
Real estate-residential:
Investor	2,263	9,750	12,007	(7,487)	(2,257)
Owner occupied	7,343	7,699	12,946	(356)	(5,247)
Revolving and junior liens	3,713	3,971	5,694	(258)	(1,723)
Real estate-commercial, nonfarm	19,170	37,297	67,851	(18,127)	(30,554)
Real estate-commercial, farm	-	-	2,517	-	(2,517)
Commercial	4,403	481	1,063	3,922	(582)
Other	1	1	26	-	(25)
	$40,938	$62,223	$116,244	$(21,285)	$(54,021)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered Substandard.  All three components are down since December 31, 2013.  Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan loss reserve.  This ratio reflects another measure of overall improvement in loan related asset quality.  The decline in both classified loans and OREO as well as improved Bank Tier 1 capital in the fourth quarter again strengthened this ratio.

Other positive trends included continued reduction in nonaccrual loans.  The December 31, 2014, nonaccrual total of $26.9 million reflects a trend of reduced nonaccrual loans that has been experienced since January 2011.  Similarly, total past due loans, including nonaccrual loans, of $16.7 million for year end 2014 is the most recent decreased total for this metric in a trend of reductions seen since November 2011.  Both results reflect aggressive portfolio management process and diligent follow up by individual relationship managers on specific credits.

Summarizing numerous encouraging developments, the classified asset ratio showed a positive change from 35.15% at September 30, 2014, to 28.10% at December 31, 2014, after standing at 43.44% at December 31, 2013.

Allowance for Loan Losses

The Bank’s allowance for loan losses methodology reasonably estimates loan and lease losses as of the financial statement date(s) and incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology. The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450, formally known as FAS 114 and FAS 5, respectively.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institution of Certified Public Accountants Audit and Accounting Guide for Banks and Savings Institutions, and banking industry practices.  Methodology is periodically reviewed by the Bank’s independent accountants and banking regulators.  No significant methodology changes were made in 2014.  Only minor changes in the risk evaluation factors for commercial loans and commercial real estate credits were made in 2014.

The coverage ratio of the allowance for loan losses to nonperforming loans was 79.9% as of December 31, 2014, which reflects an increase from 68.6% as of December 31, 2013.  A decrease of $12.7 million, or 31.9%, in nonperforming loans in 2014 drove the overall coverage ratio change.  Following established methodology, management updated the estimated specific allocations each quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  General allocations decreased by $3.5 million from December 31, 2013, while the overall loan balances subject to general factors increased at December 31, 2014.  Management determined the estimated amount to include in the allowance for loan losses based upon a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.  The latter item was also weighted more heavily based upon recent loss experience.

Management reviews the performance of the higher risk loan pool within commercial real estate loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in the Company’s comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what the potential valuation impact from that migration would be if it were to occur.  The amount of assets subject to this pool factor decreased by $11.8 million, or 68.3%, at December 31, 2014, as compared to December 31, 2013.  Similar results were experienced by the Company in 2013.  Also, compared to December 31, 2013, management increased the loss factor assigned to this pool by 7.9% based on risk characteristics of the remaining credits.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that are showing some signs of stabilization.  Those signs included a reduction in loan migration to watch status, as well as some stabilization in values of certain properties.

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

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the Asset Quality section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly, when appropriate, with formal affirmation each quarter end and are included in the assessment of the adequacy of the allowance for loan losses.  Further and importantly, significant improvement was seen in 2014 net charge-offs and nonperforming loans.  Net charge-offs of $2.8 million in 2013 declined by 15.3% to $2.3 million in 2014.  Nonperforming loans of $39.8 million at year end 2013 declined 31.9% to $27.1 million at December 31, 2014.  Based on this assessment management determined that an overall improvement in loan asset quality justified a $1.3 million loan loss reserve release in the fourth quarter and a total loan loss reserve release of $3.3 million for the year.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 2.5% of total loans as of December 31, 2013, to 1.9% of total loans at December 31, 2014.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2014; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

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

The historical loss experience component is based on actual loss experience for a rolling 20-quarter period and the related internal risk rating and category of loans charged-off, including any charge-off on TDRs.  The loss migration analysis is performed quarterly, and the loss factors are updated based on actual experience.

Management takes into consideration many internal and external qualitative factors when estimating the additional adjustment for management factors, including:

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

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  At December 31, 2014, the general allowance not allocated to a specific category was $2.5 million increased from $2.0 million at December 31, 2013.  Changes in the allowance for loan losses are detailed in Note 5 on the consolidated financial statements of this report.

Noninterest income

(in thousands)	Noninterest Income for the Twelve Months ending December 31,			Dollar Change From
	2014	2013	2012	2014-2013	2013-2012
Trust income	$6,198	$6,339	$6,041	$(141)	$298
Service charges on deposits	7,079	7,256	7,682	(177)	(426)
Residential mortgage banking revenue	4,424	8,361	11,706	(3,937)	(3,345)
Securities (loss) gains, net	1,719	2,205	1,575	(486)	630
Loss on sale of CDO	-	(4,117)	-	4,117	(4,117)
Total Securities gains (loss), net	1,719	(1,912)	1,575	3,631	(3,487)
Increase in cash surrender value of bank-owned life insurance	1,397	1,603	1,608	(206)	(5)
Death benefit realized on bank-owned life insurance	-	381	-	(381)	381
Debit card interchange income	3,806	3,458	3,547	348	(89)
Other income	4,593	5,697	5,060	(1,104)	637
	$29,216	$31,183	$37,219	$(1,967)	$(6,036)

Noninterest income declined in 2014 from 2013 even after the effect of the loss on the one time sale of collateralized debt obligations (“CDO”) in late 2013.  This decline continues the trend seen in 2013 compared to 2012.  A $348,000 year over year increase in debit card interchange income was more than offset by reductions in all other operating categories most notably residential mortgage banking revenue.  Operationally, residential mortgage revenue reflected flat application volume in 2014 with quarterly application volume well below the volume seen in quarters during 2013.  .

Noninterest expense

(in thousands)	Noninterest Expense for the Twelve Months ending December 31,			Dollar Change From
	2014	2013	2012	2014-2013	2013-2012
Salaries	$28,440	$27,853	$28,075	$587	$(222)
Bonus	1,955	2,869	984	(914)	1,885
Benefits and other	5,772	5,966	5,930	(194)	36
Total salaries and employee benefits	36,167	36,688	34,989	(521)	1,699
Occupancy expense, net	4,963	5,032	4,841	(69)	191
Furniture and equipment expense	3,972	4,264	4,614	(292)	(350)
FDIC insurance	2,170	4,027	4,031	(1,857)	(4)
General bank insurance	1,561	2,318	3,384	(757)	(1,066)
Amortization of core deposit intangible asset	1,177	2,099	1,402	(922)	697
Advertising expense	1,278	1,225	1,309	53	(84)
Debit card interchange expense	1,631	1,433	1,548	198	(115)
Legal fees	1,333	2,066	3,176	(733)	(1,110)
Other real estate owned expense, net	6,917	10,747	18,663	(3,830)	(7,916)
Other expense	12,510	13,245	12,396	(735)	849
Total noninterest expense	$73,679	$83,144	$90,353	$(9,465)	$(7,209)

All major categories were flat or down in 2014 compared to 2013, except for a $198,000 increase in debit card interchange expense.  Notably, expenses related to the Company’s portfolio of properties owned as a result of loan foreclosure continued to decrease as the Company held a markedly reduced dollar amount of foreclosed properties.  Expense decreases in bonus payment amounts, FDIC insurance, general bank insurance and legal fees reflect ongoing management diligence on expense control and the lifting of regulatory orders or written agreements.  Year over year expense related to OREO properties decreased sharply in 2013 as the Company sold OREO properties that had previously resulted in operating expenses and valuation expense adjustments.  Less troubled markets resulted in  more moderate valuation adjustments on remaining owned properties.  These factors also were significant in a similar decrease in 2013 from 2012 when considering other real estate expense, net as shown on the Consolidated Statement of Operations in Item 8.  The most significant factor in the 2013 over 2012 decrease in other real estate expense net of revenue is the full year expense reduction of $8.1 million on valuation expense adjustments or provision for unrealized losses.  Similarly, operating expenses on OREO properties were down $2.3 million in 2013 from 2012.  However, with properties sold year over year, lease revenue from OREO is also down $2.2 million.  Similarly, while real estate sales markets have shown moderate improvement year over year, property sales generated a reduced level of net gain on sales in 2013 compared to net gains realized on sales in 2012.

Income taxes

The Company’s provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2014 is detailed in Note 11.  The Company income tax accounting policies are described in Note 1.

Income tax expense totaled $5.8 million for the year ended December 31, 2014 compared to an income tax benefit of $70.2 million in 2013 and no income tax provision or benefit in 2012.The Company recorded a tax benefit of $70.2 million on $11.8 million pre-tax income for the year 2013. The tax benefit was composed of $134,000 in current income tax expense and $3.8 million in deferred income tax expense offset by a $74.1 million reversal of the deferred tax valuation allowance reserve.  Year ended 2012 income tax results reflect the Company’s 2012 deferred tax asset position.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Rights Plan.  The Rights Plan amends the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Rights Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting and is effective until September, 2015, at which time the Company could extend the effective end date.

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

The positive evidence considered included the following: (1) the current quarter results reflect the Company’s sixth consecutive quarter of pre-tax earnings (2) reduced nonperforming assets for the eleventh consecutive quarter (3) strongly encouraging indications from OCC on the removal of the Consent Order subsequently confirmed with the removal of the Consent Order effective October 17, 2013.  Negative evidence considered included the decrease in the Company’s net interest margin and reduced noninterest income, primarily from decreased mortgage banking income.  The only tax planning strategy considered was selling the Company’s bank-owned life insurance which would result in immediate taxable income of approximately $11.4 million if it were to be sold effective September 30, 2013.  While the Company did not anticipate completing this sale, management did confirm the sale would be considered in the event a deferred tax asset was close to expiration.

Financial condition

General

Total assets increased $57.8 million, or 2.9%, from December 31, 2013 to close at $2.06 billion as of December 31, 2014.  Loans increased by 5.3%, to $1.16 billion over the course of 2014.  Management continued to emphasize balance sheet stabilization and credit quality in all lending deliberations.  At the same time, net loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  In total, OREO assets decreased $9.6 million, or 23.0%, for the year ended December 31, 2014 compared to December 31, 2013, as sale activity and valuation writedowns exceeded new properties added.  Total securities increased by $16.4 million, or 2.6%, for the year ended December 31, 2014, reflecting continued management emphasis on securities investments as loan production developed.  Management continued to fund new lending as well as available-for-sale securities and held-to-maturity securities in 2014 consistent with the Company’s past practice of utilizing available liquid funds supplemented by short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”).  For the year ended December 31, 2014, large dollar purchases were made in collateralized loan obligations and collateralized mortgage obligations while overall positions in asset-backed securities (many backed by student loan assets) were reduced.    At December 31, 2014, the largest changes by loan type included increases in commercial, commercial real estate, and specific project related real estate construction, while holdings of residential real estate loans declined.

Total assets decreased $41.8 million, or 2.0%, from December 31, 2012, to close at $2.00 billion as of December 31, 2013.  Loans decreased by $48.8 million, or 4.2%, to $1.10 billion over the course of 2013 as management continued to emphasize balance sheet stabilization and credit quality while demand from qualified borrowers remained limited.  At the same time, loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  In total, OREO assets decreased $30.9 million, or 42.6%, for the year ended December 31, 2013, compared to December 31, 2012, as sale activity and valuation writedowns exceeded new properties added.  Offsetting these reductions, total securities increased by $48.9 million, or 8.4%, for the year ended December 31, 2013, reflecting continued management emphasis on securities investments in the absence of qualified loan demand.  Management continued to maintain available-for-sale securities and held-to-maturity securities in the fourth quarter consistent with the Company’s past practice of utilizing available liquid funds supplemented by short term borrowings from the FHLBC.  For the year ended December 31, 2013, large dollar purchases were made in collateralized mortgage-backed securities and asset-backed securities (many backed by student loan assets) totaling $266.6 million, and $302.6 million, respectively.  At December 31, 2013, the largest changes by loan type included decreases in commercial real estate, real estate construction, and residential real estate loans of $19.5 million, $12.8 million and $24.3 million, or 3.4%, 30.4%, and 5.9%, respectively.

In response to the pending implementation of the Volcker Rule, in late 2013 the Company sold CDOs at a before tax loss of $4.1 million.  The CDOs were originally purchased by the Bank in late 2007 and mid-2008.  These securities were carried at an unrealized loss of $6.1 million as of September 30, 2013, and were sold in December 2013 at a pre-tax loss of $4.1 million, contributing $1.2 million net of tax to tangible capital in the fourth quarter of 2013.

Investments

As shown below, net investments purchases during 2014 changed the composition of the Company’s securities portfolio as total loans continued moderate growth.

(in thousands)	Securities Portfolio as of December 31,			Dollar Change From
	2014	2013	2012	2014-2013	2013-2012
Securities available-for-sale, at fair value
U.S. Treasury	$1,527	$1,544	$1,507	$(17)	$37
U.S. government agencies	1,624	1,672	49,850	(48)	(48,178)
U.S. government agency mortgage-backed	-	-	128,738	-	(128,738)
States and political subdivisions	22,018	16,794	15,855	5,224	939
Corporate bonds	30,985	15,102	36,886	15,883	(21,784)
Collateralized mortgage obligations	63,627	63,876	169,600	(249)	(105,724)
Asset-backed securities	173,496	273,203	167,493	(99,707)	105,710
Collateralized loan obligations	92,209	-	-	92,209	-
Collateralized debt obligations	-	-	9,957	-	(9,957)
Total securities available-for-sale	$385,486	$372,191	$579,886	$13,295	$(207,695)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$37,125	$35,268	$-	$1,857	$35,268
Collateralized mortgage obligations	222,545	221,303	-	1,242	221,303
Total securities held-to-maturity	$259,670	$256,571	$-	$3,099	$256,571

Total securities	$645,156	$628,762	$579,886	$16,394	$48,876

The Company’s total securities show a net increase of $16.4 million since December 31, 2013.  During 2014, holdings in asset-backed securities (primarily securities backed by student loan paper) declined to be largely replaced by collateralized loan obligations and corporate bonds.  During 2013, net additions of $105.7 million in available-for-sale asset-backed securities (again primarily securities backed by student loan paper) were offset by reductions in virtually all other available-for-sale categories along with the adoption in 2013 of a held-to-maturity portfolio.

Loans

(in thousands)	Major Classification of Loans as of December 31,			Dollar Change From
	2014	2013	2012	2014-2013	2013-2012
Commercial	$119,158	$94,736	$86,941	$24,422	$7,795
Real estate - commercial	600,629	560,233	579,687	40,396	(19,454)
Real estate - construction	44,795	29,351	42,167	15,444	(12,816)
Real estate - residential	370,191	390,201	414,543	(20,010)	(24,342)
Consumer	3,504	2,760	3,101	744	(341)
Overdraft	649	628	994	21	(366)
Lease financing receivables	8,038	10,069	6,060	(2,031)	4,009
Other	11,630	12,793	16,451	(1,163)	(3,658)
	1,158,594	1,100,771	1,149,944	57,823	(49,173)
Net deferred loan costs	738	485	106	253	379
	$1,159,332	$1,101,256	$1,150,050	$58,076	$(48,794)

Fourth quarter loan production provided a positive close to 2014 and an increase in loans outstanding from the third quarter.  This loan production reflects extensive work done earlier in the year to build business origination pipelines.  Significant new business was realized during the quarter in the multi-family, commercial real estate (both owner occupied and nonowner occupied) and commercial & industrial classifications.  Management believes the multi-family segment has stabilized, and while not yet as strong as was found in 2012, reflects an overall segment recovery. Other commercial real estate credits were realized with relationships in our targeted customer and geographic markets, in one instance via a participation in a transaction originated by a larger Illinois based financial institution.  Similarly, significant new commercial & industrial lending was realized to businesses that conform to the Company’s profile of customers defined in Company loan policies.  Additionally, we strive to serve customers near our geographical locations in communities served by the Company.  The Company continues to seek opportunities in its primary lending markets that will develop additional relationship banking customers; however, markets remain very competitive for new loan business.

Total loans were $1.16 billion as of December 31, 2014, an increase of $58.1 million, or 5.3%, from $1.10 billion as of December 31, 2013. Loan results in 2014 represent a marked increase from the $48.8 million decline in loans during 2013.  While 2013 growth in the Commercial category continued in 2014 essentially all other categories declined in 2013 under conditions that showed improvement in 2014.    While the Company worked diligently to rebuild and build loan origination pipelines during 2014, the lack of demand from qualified borrowers, including borrower reluctance to drawdown on existing credit lines through the year, as well as the competitive landscape, moderated growth in the loan portfolio.  As discussed in the Asset Quality section above, management continued to emphasize loan portfolio quality in 2014 and, as a result, $2.3 million of net loan charge-offs were recorded in 2014 down from $2.8 million in 2013.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates.  The local economies have been affected by the improved but still difficult economic conditions, referred to by many as structural headwinds, that have been experienced nationwide.  The less than vibrant economic conditions continue to affect business regions served in particular and financial markets generally.  Real estate related activity, including valuations and transactions, while improved from past severe conditions, continues to be less than expansive.  Because the Company is located in a growth corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizable portion of the portfolio.  During 2014, new negotiating strategies were employed in addressing maturing real estate facilities and both additional collateral and guarantor support were taken.  Credit structuring has taken a more proactive approach to harness the benefit of stronger borrower assets to support lowering loan risk profiles and improve loan quality ratings.

Real estate lending categories comprised the largest group in the portfolio as of December 31, 2014 and December 31, 2013.  The commercial loan portfolio increased $24.4 million, or 25.8%, to $119.2 million at December 31, 2014, from $94.7 million at December 31, 2013.  The Company remains committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.

The allowance for loan losses was $21.6 million and $27.3 million at year end 2014 and 2013, respectively.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans.  The allowance for loan losses as a percentage of total loans was 1.9% as of December 31, 2014, compared to 2.5% as of December 31, 2013.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

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

Other Real Estate Owned

OREO decreased $8.9 million from $40.9 million at September 30, 2014, to $32.0 million at December 31, 2014.  A similar reduction in overall holdings at December 31, 2014, from December 31, 2013, is also shown below.  One small dollar reduction in OREO holdings during 2014 came from use by the Bank of an OREO property as a Bank premise.  That is, the Bank Board of Directors approved management’s plan to remediate a  foreclosed property in the northwest suburbs of Chicago for use as a suburban loan production office of the Bank.  The year over year data show continued valuation adjustments but at a lower level in 2014 compared to 2013.

Larger reductions in the OREO portfolio were realized in 2013 and are shown by property type below.  The larger dollar amount of OREO balance sheet volume at the beginning of 2013 and a somewhat larger dollar amount of additions to OREO in 2013 than was found in 2014 provided a larger OREO asset pool for dispositions.  Asset disposition specialists were successful in 2013 in reducing that pool.  Similar successful disposition results in 2014 against a smaller pool of assets to be disposed resulted in a smaller dollar reduction in 2014 when compared to 2013.

(in thousands)	OREO Properties by Type as of December31,			Dollar Change From
	2014	2013	2012	2014-2013	2013-2012
Single family residence	$2,621	$4,658	$10,624	$(2,037)	$(5,966)
Lots (single family and commercial)	13,235	15,020	26,473	(1,785)	(11,453)
Vacant land	2,725	3,135	6,745	(410)	(3,610)
Multi-family	1,549	1,783	4,372	(234)	(2,589)
Commercial property	11,852	16,941	24,209	(5,089)	(7,268)
Total OREO properties	$31,982	$41,537	$72,423	$(9,555)	$(30,886)

The OREO valuation reserve ended 2014 at $19.2 million, which was 37.5% of gross OREO at December 31, 2014.  The valuation reserve represented 31.8% and 34.9% of gross OREO at September 30, 2014, and December 31, 2013, respectively.  In management’s judgment, an adequate property valuation allowance has been established to present OREO at current estimates of fair value less costs to sell; however, there can be no assurance that additional losses will not be incurred on dispositions or updates to valuation in the future.

			December 31, 2014
	OREO Properties by Type as of		Dollar Change From
	December 31,	September 30,	September 30,
(in thousands)	2014	2014	2014
Single family residence	$2,621	$3,424	$(803)
Lots (single family and commercial)	13,235	14,258	(1,023)
Vacant land	2,725	2,595	130
Multi-family	1,549	6,140	(4,591)
Commercial property	11,852	14,460	(2,608)
Total OREO properties	$31,982	$40,877	$(8,895)

Deposits & Borrowings

The Company saw virtually unchanged total deposits of $1.68 billion from year end 2013 to December 31, 2014.  Availability of other liquidity sources reduced the need for deposit funding.  Reduced levels of time deposits (down $52.9 million) as a result of office closings and maturity of deposits taken in a higher interest rate environment were offset by increases in transactional demand, money market and savings deposit product categories.  The Company experienced a modest $35.1 million decline in total deposits in 2013 not repeated in 2014.  Market interest rates decreased generally and the average cost of interest bearing deposits decreased from 0.57% in the year ended December 31, 2013, to 0.40%, or 17 basis points, in the same period of 2014.  Similarly, the average total cost of interest bearing liabilities decreased 18 basis points from 0.94% in the year ended December 31, 2013, to 0.76% in the same period of 2014.

The Company’s most significant borrowing relationship continued to be the $45.5 million credit facility with a correspondent bank.  The credit facility was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The Company had remaining debt of $500,000 in principal outstanding in term debt, and $45.0 million in principal outstanding in subordinated debt under that facility at the end of December 31, 2014, and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The subordinated debt and term debt portion of the senior debt facility mature on March 31, 2018.  At December 31, 2014, the Company was in compliance with all of the financial covenants contained within the credit agreement.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  These borrowings are the major source of available funding as a deposit funding alternative.  As of December 31, 2013, the Bank took an advance of $5.0 million at 0.13% interest on the FHLBC stock compared to an advance of $45.0 million at 0.13% as of December 31, 2014.  The Company continues to use FHLBC funding in 2015.

Capital

As of December 31, 2014, total stockholders’ equity was $194.2 million, which was an increase of $46.5 million, or 31.5%, from $147.7 million as of December 31, 2013.  This increase was primarily attributable to the capital raise conducted in the second quarter of 2014 in which the Company issued 15,525,000 shares of common stock with net proceeds exceeding $64.00 million.  Unrealized loss on securities net of deferred taxes was $7.0 million (including unamortized losses and gains not accreted on securities transferred from available-for-sale to held-to-maturity in the year) at December 31, 2013, and $7.7 million  at December 31, 2014.

The Company completed the sale of $32.6 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in July 2003.  These trust preferred securities remain outstanding for a 30-year term, but subject to regulatory approval, they can be called in whole or in part at the Company’s discretion after an initial five-year period, which has since passed.  The Company does not currently intend on seeking regulatory approval to call these securities.  Dividends are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements even when deferred.  Likewise, the Company issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part in 2017.  When not in deferral the quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over the three-month LIBOR rate thereafter.  As of December 31, 2014, trust preferred proceeds of $56.6 million qualified as Tier 1 regulatory capital.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital.  Additionally, $27.0 million and $36.0 million of the $45.0 million in subordinated debt that was obtained to finance the February 2008 acquisition qualified as Tier 2 regulatory capital as of December 31, 2014, and December 31, 2013, respectively.

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

In January 2009, the Company issued and sold (i) 73,000 shares of Series B Stock and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  All of the Series B Stock held by Treasury was sold to third parties, including certain of the Company’s directors, in public auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  At December 31, 2014, the Company carried $47.3 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

Under the terms of the Series B Stock, the Company is required to pay dividends on a quarterly basis at a rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9%.  Dividend payments on the Series B Stock may be deferred without default, but the dividend is cumulative, and, if the Company fails to pay dividends for an aggregate of six quarters, whether or not consecutive, the holder had the right to appoint representatives to the Company’s board of directors.   The dividend payments on the Series B Stock had been deferred since November 15, 2010, and while in deferral these dividends compounded quarterly.  The accumulated unpaid Series B Stock dividends totaled $13.3 million at December 31, 2013.

Following the completion of the offering discussed above, the Company used $19.7 million of the proceeds of the offering to pay all outstanding interest on the junior subordinated debentures and used $10.3 million to pay all accumulated and outstanding dividends on the Series B stock.  The Company also repurchased 25,669 shares of Series B Stock for 94.75% of the liquidation value, totaling payments of $24.3 million. Payments of $22.9 million were made to a large private investor with other payments totaling $1.4 million made to directors of the Company. As part of the Series B Stock repurchase agreements, the holders of the Series B Stock agreed to forbear any rights to accumulated, unpaid dividends. The remaining proceeds from the capital raise were held for general corporate purposes.  Of note, payments of Series B Stock dividends have been made in due course to date.  The Company is currently paying interest its trust preferred securities and dividends on its Series B Stock as they come due.

At December 31, 2014, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.  In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets increased to 7.12% at December 31, 2014, compared to 3.67% at December 31, 2013, largely attributable to increased capital.  The Tier 1 common equity to risk weighted assets increased to 6.80% at December 31, 2014, compared to 0.77% at December 31, 2013. The issuance of 15,525,000 common shares net of repurchasing 25,669 Series B Stock resulted in a positive impact on the regulatory ratios and the non-GAAP ratios noted above in the quarter ending December 31, 2014.

At December 31, 2014, the Bank’s Tier 1 capital leverage ratio was 12.02%, up 105 basis points from December 31, 2013.  The Bank’s total capital ratio was 18.73%, up 69 basis points from December 31, 2013.  The Company’s regulatory capital ratios of total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets increased to 17.68%,  14.44% and 9.93%,  at December 31, 2014, respectively, compared to 15.16%,  10.65% and 6.96%, respectively, at December 31, 2013.  The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2014, pursuant to the capital requirements in effect at that time.

As discussed in greater detail in the section entitled “Supervision and Regulation,” in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules.  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and savings and loan holding companies.  The Basel III Rules not only increase selected minimum regulatory capital ratios, but also introduce a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also revise the criteria that certain instruments must meet to qualify as Tier 1 or Tier 2 capital.  A number of instruments that now qualify as Tier 1 capital will not qualify under the Basel III rules.  The Basel III Rules also permit smaller banking organizations to retain, through a one-time election, the existing treatment of accumulated other comprehensive income.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework while incorporating the increased requirements.  The Basel III Rules also revise prompt corrective action guidelines to add the Common Equity Tier 1 capital ratio.  Generally, the new Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019.  Although management continues to assess the impact of the new Basel III capital regulations, management believes that both the Company and the Bank will qualify as “well capitalized” under Basel III in 2015.  Management will continue to assess the impact of Basel III as it is phased-in through 2019.  The Company repurchased 9,600 shares for $46,000 in 2014, resulting in an increase in treasury stock to 4,922,226 shares and $95.8 million as of December 31, 2014.    The Company purchased or recaptured 267,820 shares of common stock in 2013, resulting in an increase in treasury stock to 4,912,626 shares as of December 31, 2013.  The purchase or recapture of these shares increased treasury stock by $847,000 or 0.9% to $95.8 million at December 31, 2013.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  No stock options were exercised in the years ended December 31, 2014 and 2013.

On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the 47,331 issued and outstanding shares of the Company’s Series B Stock. The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. This redemption was completed in January and February 2015.  Following the redemption, 31,553 shares of the Series B Stock remained outstanding.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations (all dollars in thousands) to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,265,550	$-	$-	$-	$1,265,550
Certificates of deposit	224,748	133,794	60,963	-	419,505
Securities sold under repurchase agreements	21,036	-	-	-	21,036
Other short-term borrowings	45,000	-	-	-	45,000
Junior subordinated debentures	-	-	-	58,378	58,378
Subordinated debt	-	-	45,000	-	45,000
Notes payable and other borrowings	-	-	500	-	500
Purchase obligations	1,770	91	-	-	1,861
Automatic teller machines (“ATM’s”) leases	41	39	20	-	100
Operating leases	89	58	-	-	147
Nonqualified voluntary deferred compensation plan	64	116	52	1,621	1,853
Total	$1,558,298	$134,098	$106,535	$59,999	$1,858,930

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  The Company routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. In this disclosure, the Company has made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2014.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Derivative contracts, which include contracts under which the Company either receives cash from, or pays cash to, counterparties reflecting changes in interest rates are carried at fair value on the consolidated balance sheet as disclosed in Note 18 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2014, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2014:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commitment to extend credit:
Commercial secured by real estate	$9,325	$4,866	$867	$6,532	$21,590
Revolving open end residential	9,510	19,800	29,902	33,293	92,505
Other	95,546	20,487	341	1,639	118,013
Financial standby letters of credit (borrowers)	4,783	12	5	-	4,800
Performance standby letters of credit (borrowers)	6,040	66	-	-	6,106
Commercial letters of credit (borrowers)	49	-	-	-	49
Performance standby letters of credit (others)	572	-	-	-	572
Total	$125,825	$45,231	$31,115	$41,464	$243,635

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

Net cash outflows from operating activities were $6.3 million during 2014, compared with inflows of $35.3 million in 2013 and $43.3 million in 2012.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2014 and 2013.  Interest received, net of interest paid, combined with changes in provision for loan losses, and other assets and liabilities were a source of outflow for 2014, while a source of inflows for 2013.  The Company recorded a deferred income tax benefit of $70.4 million including a DTA reversal for the year ended December 31, 2013.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash outflows from investing activities were $66.1 million in 2014, compared to net cash inflows of $9.6 million in 2013 and net cash outflows of $59.1 million in 2012.  In 2014, securities transactions accounted for a net outflow of $12.8 million, net principal received on loans accounted for net outflows of $74.3 million, and proceeds from the sales of OREO assets accounted for inflows of $22.9 million.  In 2013, securities transactions accounted for a net outflow of $53.7 million, and net principal received on loans accounted for net inflows of $21.5 million whereas proceeds from the sale of OREO assets accounted for inflows of $43.7 million.

Net cash inflows from financing activities in 2014, were $69.0 million compared with net cash outflows of $125.7 million in 2013, while 2012 had net cash inflows of $93.3 million.  Significant cash inflows from financing activities in 2014 included the proceeds from the issuance of common stock of $64.3 million and increases of $40.0 million in other short-term borrowings.  Significant cash outflows from financing activities in 2014 include the Series B Stock redemption of $24.3 million and $12.4 million in dividends paid on the Series B Stock.  Significant cash outflows from financing activities in 2013 included reductions of $35.1 million in deposits and $95.0 million in other short-term borrowings.  Net increase in securities sold under repurchase agreements were $4.7 million during 2013.

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

Interest rates in 2014 continued at historically low levels.  Market expectations about interest rate increases in 2015 are varied given uncertain domestic and international economic conditions.  The Company managed interest rate risk under an established policy with regular reviews conducted in the Company’s Asset and Liability Committee.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures at December 31, 2014, and December 31, 2013, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 18 of the financial statements included in this annual report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 had made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more.  As of December 31, 2013 the Company had a small measure of earnings gains (in both dollars and percentage) should interest rates rise.  Largely due to additions to the securities portfolio that benefit from rising interest rates, as of December 31, 2014, the Company has increased somewhat the degree of earnings gains if interest rates were to rise.  Management considers the current level of interest rate risk to be low, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal Funds rates and the Bank's prime rate were stable throughout the year of 2014, at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the historically low interest rate environment over the relevant time periods.  While it was not possible to calculate net interest income for -0.5% as of December 31, 2013, increases in interest rates during 2014 made that calculation possible as of December 31, 2014 which is reflected in the table.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2014
Dollar change	N/A	N/A	$(718)	$264	$1,086	$2,243
Percent change	N/A	N/A	(1.2)%	0.5%	1.9%	3.9%

December 31, 2013
Dollar change	N/A	N/A	N/A	$70	$249	$1,190
Percent change	N/A	N/A	N/A	0.1%	0.4%	2.1%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Effects of Inflation

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate.  While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate.  Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment.  The Company seeks to insulate itself from interest rate volatility by using its best efforts to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share data)

	December 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$30,101	$33,210
Interest bearing deposits with financial institutions	14,096	14,450
Cash and cash equivalents	44,197	47,660
Securities available-for-sale, at fair value	385,486	372,191
Securities held-to-maturity, at amortized cost	259,670	256,571
Federal Home Loan Bank and Federal Reserve Bank stock	9,058	10,292
Loans held-for-sale	5,072	3,822
Loans	1,159,332	1,101,256
Less: allowance for loan losses	21,637	27,281
Net loans	1,137,695	1,073,975
Premises and equipment, net	42,335	46,005
Other real estate owned	31,982	41,537
Mortgage servicing rights, net	5,462	5,807
Core deposit intangible, net	-	1,177
Bank-owned life insurance (BOLI)	56,807	55,410
Deferred tax assets, net	70,141	75,303
Other assets	13,882	14,284
Total assets	$2,061,787	$2,004,034

Liabilities
Deposits:
Noninterest bearing demand	$400,447	$373,389
Interest bearing:
Savings, NOW, and money market	865,103	836,300
Time	419,505	472,439
Total deposits	1,685,055	1,682,128
Securities sold under repurchase agreements	21,036	22,560
Other short-term borrowings	45,000	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	12,655	42,776
Total liabilities	1,867,624	1,856,342

Stockholders’ Equity
Preferred stock	47,331	72,942
Common stock	34,365	18,830
Additional paid-in capital	115,332	66,212
Retained earnings	100,697	92,549
Accumulated other comprehensive loss	(7,713)	(7,038)
Treasury stock	(95,849)	(95,803)
Total stockholders’ equity	194,163	147,692
Total liabilities and stockholders’ equity	$2,061,787	$2,004,034

	December 31, 2014		December 31, 2013
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	47,331	34,364,734	73,000	18,829,734
Shares outstanding	47,331	29,442,508	73,000	13,917,108
Treasury shares	-	4,922,226	-	4,912,626

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share data)

	Year Ended
	December 31,
	2014	2013	2012
Interest and dividend income
Loans, including fees	$52,926	$56,193	$66,769
Loans held-for-sale	133	156	260
Securities:
Taxable	14,131	11,692	7,212
Tax exempt	472	587	416
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	309	304	305
Interest bearing deposits with financial institutions	73	108	119
Total interest and dividend income	68,044	69,040	75,081
Interest expense
Savings, NOW, and money market deposits	738	859	1,062
Time deposits	4,500	6,774	8,809
Other short-term borrowings	19	28	19
Junior subordinated debentures	4,919	5,298	4,925
Subordinated debt	792	811	903
Notes payable and other borrowings	16	16	17
Total interest expense	10,984	13,786	15,735
Net interest and dividend income	57,060	55,254	59,346
Loan loss reserve (release) provision	(3,300)	(8,550)	6,284
Net interest and dividend income after provision for loan losses	60,360	63,804	53,062
Noninterest income
Trust income	6,198	6,339	6,041
Service charges on deposits	7,079	7,256	7,682
Secondary mortgage fees	621	821	1,307
Mortgage servicing gain, net of changes in fair value	209	1,913	(289)
Net gain on sales of mortgage loans	3,594	5,627	10,688
Securities gains (loss), net	1,719	(1,912)	1,575
Increase in cash surrender value of bank-owned life insurance	1,397	1,603	1,608
Death benefit realized on bank-owned life insurance	-	381	-
Debit card interchange income	3,806	3,458	3,547
Other income	4,593	5,697	5,060
Total noninterest income	29,216	31,183	37,219
Noninterest expense
Salaries and employee benefits	36,167	36,688	34,989
Occupancy expense, net	4,963	5,032	4,841
Furniture and equipment expense	3,972	4,264	4,614
FDIC insurance	2,170	4,027	4,031
General bank insurance	1,561	2,318	3,384
Amortization of core deposit	1,177	2,099	1,402
Advertising expense	1,278	1,225	1,309
Debit card interchange expense	1,631	1,433	1,548
Legal fees	1,333	2,066	3,176
Other real estate expense, net	6,917	10,747	18,663
Other expense	12,510	13,245	12,396
Total noninterest expense	73,679	83,144	90,353
Income (loss) before income taxes	15,897	11,843	(72)
Provision (benefit) for income taxes	5,761	(70,242)	-
Net income (loss)	$10,136	$82,085	$(72)
Preferred stock dividends and accretion of discount	5,062	5,258	4,987
Dividends waived upon preferred stock redemption	(5,433)	-	-
Gain on preferred stock redemption	(1,348)	-	-
Net income (loss) available to common stockholders	$11,855	$76,827	$(5,059)

Basic earnings (loss) per share	$0.46	$5.45	$(0.36)
Diluted earnings (loss) per share	0.46	5.45	(0.36)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share data)

	2014	2013	2012
Net Income (loss)	$10,136	$82,085	$(72)

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(394)	(11,965)	5,614
Related tax benefit (expense)	165	4,924	(2,305)
Holding (losses) gains after tax on available-for-sale securities	(229)	(7,041)	3,309

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	1,719	(1,912)	1,575
Income tax (expense) benefit on net realized gains (losses)	(704)	784	(641)
Net realized gains (losses) after tax	1,015	(1,128)	934
Other comprehensive (loss) income on available-for-sale securities	(1,244)	(5,913)	2,375

Accretion of net unrealized holding gains on held-to-maturity securities transferred from available-for-sale securities	968	343	-
Related tax expense	(399)	(141)	-
Other comprehensive income on held-to-maturity securities	569	202	-
Total other comprehensive (loss) income	(675)	(5,711)	2,375
Total comprehensive income	$9,461	$76,374	$2,303

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$10,136	$82,085	$(72)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of leasehold improvement	2,485	2,794	3,074
Change in fair value of mortgage servicing rights	1,214	(260)	1,575
Loan loss reserve (release) provision	(3,300)	(8,550)	6,284
Gain on recapture of restricted stock	-	(612)	-
Provision for deferred tax expense (benefit)	5,563	(70,376)	-
Originations of loans held-for-sale	(122,996)	(181,497)	(291,559)
Proceeds from sales of loans held-for-sale	124,458	191,019	303,561
Net gain on sales of mortgage loans	(3,594)	(5,627)	(10,688)
Change in current income taxes receivable (payable)	86	(132)	815
Increase in cash surrender value of bank-owned life insurance	(1,397)	(1,603)	(1,608)
Death claim on bank-owned life insurance	-	396	-
Change in accrued interest receivable and other assets	(581)	8,764	8,381
Change in accrued interest payable and other liabilities	(20,001)	8,877	8,119
Net discount (accretion)/premium amortization on securities	(1,824)	(528)	943
Securities (gains) losses, net	(1,719)	1,912	(1,575)
Amortization of core deposit	1,177	2,099	1,402
Stock based compensation	295	167	291
Net gain on sale of other real estate owned	(989)	(1,956)	(2,198)
Provision for other real estate owned losses	4,559	8,293	16,385
Net gain on disposal of fixed assets	-	(9)	(609)
Loss on transfer of premises to other real estate owned	121	-	782
Net cash (used in) provided by operating activities	(6,307)	35,256	43,303
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	16,520	40,028	79,642
Proceeds from sales of securities available-for-sale	296,013	533,302	223,860
Purchases of securities available-for-sale	(325,020)	(609,033)	(571,153)
Proceeds from maturities and calls including pay down of securities held-to-maturity	9,703	2,444	-
Purchases of securities held-to-maturity	(11,212)	(21,382)	-
Proceeds from sales of Federal Home Loan Bank stock	1,234	910	2,848
Net change in loans	(74,338)	21,505	167,490
Improvements in other real estate owned	(794)	(73)	(701)
Proceeds from sales of other real estate owned	22,857	43,668	39,052
Proceeds from disposition of premises and equipment	1	10	917
Net purchases of premises and equipment	(1,097)	(1,798)	(1,049)
Net cash (used in) provided by investing activities	(66,133)	9,581	(59,094)
Cash flows from financing activities
Net change in deposits	2,927	(35,091)	(23,562)
Net change in securities sold under repurchase agreements	(1,524)	4,685	16,974
Net change in other short-term borrowings	40,000	(95,000)	100,000
Redemption of preferred stock	(24,321)	-	-
Proceeds from the issuance of common stock	64,331	-	-
Dividends paid preferred stock	(12,390)	-	-
Purchase of treasury stock	(46)	(278)	(63)
Net cash provided by (used in) financing activities	68,977	(125,684)	93,349
Net change in cash and cash equivalents	(3,463)	(80,847)	77,558
Cash and cash equivalents at beginning of period	47,660	128,507	50,949
Cash and cash equivalents at end of period	$44,197	$47,660	$128,507

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

Supplemental cash flow information	2014	2013	2012
Income taxes paid (received)	$40	$266	$(815)
Interest paid for deposits	5,533	7,868	10,592
Interest paid for borrowings	22,708	864	930
Non-cash transfer of loans to other real estate owned	13,918	19,194	31,761
Non-cash transfer of premises to other real estate owned	2,160	-	360
Non-cash transfer of loans to securities available-for-sale	-	5,329	-
Non-cash transfer of securities available-for-sale to securities held-to-maturity	-	237,154	-
Change in dividends accrued and declared but not paid	(9,112)	511	3,981
Accretion on preferred stock discount	58	1,073	1,006
Fair value difference on recapture of restricted stock	-	43	-

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2011	$18,628	$70,863	$65,999	$17,107	$(3,702)	$(94,893)	$74,002
Net loss				(72)			(72)
Other comprehensive income, net of tax					2,375		2,375
Change in restricted stock	101		(101)				-
Stock based compensation			291				291
Purchase of treasury stock						(63)	(63)
Preferred dividends declared and accrued (5% per preferred share)		1,006		(4,987)			(3,981)
Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552

Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net income				82,085			82,085
Other comprehensive loss, net of tax					(5,711)		(5,711)
Change in restricted stock	101		(101)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			167				167
Purchase of treasury stock						(278)	(278)
Preferred stock accretion and declared dividends		1,073		(1,584)			(511)
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692

Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				10,136			10,136
Other comprehensive loss, net of tax					(675)		(675)
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			295				295
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,806				64,331
Preferred stock accretion and declared dividends		58		(3,336)			(3,278)
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Securities that are classified as available-for-sale are carried at fair value.  Unrealized gains and losses, net of related deferred income taxes, are recorded in stockholders’ equity as a separate component of accumulated other comprehensive income or loss.

Securities held-to-maturity are carried at amortized cost and the discount or premium created at acquisition or in the transfer from available-for-sale is accreted or amortized to the maturity or expected payoff date but not an earlier call.  The Company reclassified certain securities, chosen by management, to held-to-maturity effective September 1, 2013.

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

Loans – Loans held-for-investment are carried at the principal amount outstanding, including certain net deferred loan origination fees and costs.  Interest income on loans is accrued based on principal amounts outstanding.  Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the life of the related loans or commitments as a yield adjustment.  Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment.  Other credit-related fees are recognized as fee income when earned.

Concentration of Credit Risk – Most of the Company’s business activity is with customers located within Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois.  These banking centers surround the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within its market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.

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

Nonaccrual loans – Generally, commercial loans and loans secured by real estate are placed on nonaccrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status whether or not the loan is 90 days or more past due. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Generally, after the loan is placed on nonaccrual, all debt service payments are applied to the principal on the loan.  Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

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

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured.  For TDRs to accrue interest, the borrower must demonstrate both some level of past performance and the capacity to perform under the modified terms.  Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before TDRs are returned to accrual status.  However, the period could vary depending on the individual facts and circumstances of the loan.  An evaluation of the borrower’s current creditworthiness is used to assess whether the borrower has the capacity to repay the loan under the modified terms.  This evaluation includes an estimate of expected cash flows, evidence of strong financial position, and estimates of the value of collateral, if applicable.

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

Allowance for Loan Losses – The allowance for loan losses is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio.  Determination of the allowance for loan losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, and other credit market factors.

Loans deemed to be uncollectible are charged-off against the allowance for loan losses while recoveries of amounts previously charged-off are credited to the allowance for loan losses.  Approved releases from previously established loan loss reserves authorized under our allowance methodology also reduce the allowance for loan losses.  Additions to the allowance for loan losses are established through the provision for loan losses charged to expense.  The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.  The Company had no major methodology changes in 2013 or 2014 and only minor changes in two management factors included in the methodology calculations.

The allowance for loan losses methodology consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the present value of expected future cash flows or the net realizable value of the underlying collateral, if collateral dependent, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact as assessed by management in detailed loan review sessions of other internal and external qualitative and credit market factors.

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

Mortgage loans that the Company is servicing for others aggregated to $604.2 million and $591.5 million at December 31, 2014, and 2013, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

Servicing rights are recognized separately as assets when they are acquired through sales of loans and servicing rights are retained.  Servicing rights are initially recorded at fair value with the effect recorded in gains on sales of loans on the Consolidated Statements of Operations.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years but longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Gains and losses on dispositions are included in other noninterest income in the Consolidated Statements of Operations.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that conform to definitions of tangible property improvements  are capitalized and depreciated over the estimated remaining life.

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

Core Deposit Intangible – The core deposit intangible (“CDI”) was amortized on an accelerated method over its useful life and was fully amortized in 2014.

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

Long-term Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statement of Operations.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as an increase to additional paid-in capital.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction and in Illinois.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  A full valuation allowance was previously established for the deferred tax assets excluding an asset associated with a net unrealized gain or loss on available-for-sale investment securities.  At September 30, 2013, the Company reversed a significant portion of the valuation allowance after an analysis of both positive and negative evidence concerning the likelihood of deferred tax asset recognition under GAAP.  The remaining portion of the valuation allowance against the deferred tax assets was reversed in 2014. Due to the implicit recovery of the book basis of the underlying securities along with management’s intent and ability to hold the securities to recovery or maturity, no valuation allowance on this specific deferred tax asset has been established.  See Note 11 – Income Taxes for further discussion.

As of December 31, 2014 and 2013, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2014 and 2013. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2012 to 2013 and the appropriate state income taxing authorities from 2011 to 2013.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and under the common stock warrant issued to preferred stockholders.  Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is the total of reported earnings all other revenues, expenses, gains, and losses that are not reported in earnings under GAAP.  The Company includes the following items, net of tax, in other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss): (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in unrealized gains or losses on securities held-to-maturity established upon transfer from securities available-for-sale.

New Accounting Pronouncements:    In January 2014, the FASB issued ASU No. 2014-04 Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  ASU 2014-04 is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  ASU 2014-04 requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in the ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  The adoption of this standard is not expected to have a material effect to the Company’s operating results or financial condition.

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

Note 2: Cash and Due from Banks

The Bank is required to maintain reserve balances with the Reserve Bank.  In accordance with the Reserve Bank requirements, the average reserve balances were $16.0 million and $8.5 million, for the years ending December 31, 2014, and 2013, respectively.

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

Nonmarketable equity investments include FHLBC stock and Reserve Bank stock.  FHLBC stock was recorded at $4.3 million and $5.5 million at December 31, 2014, and December 31, 2013.  Reserve Bank stock was recorded at $4.8 million at December 31, 2014, and December 31, 2013.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,529	$-	$(2)	$1,527
U.S. government agencies	1,711	-	(87)	1,624
States and political subdivisions	21,682	432	(96)	22,018
Corporate bonds	31,243	309	(567)	30,985
Collateralized mortgage obligations	65,728	31	(2,132)	63,627
Asset-backed securities	175,565	199	(2,268)	173,496
Collateralized loan obligations	94,236	176	(2,203)	92,209
Total Securities Available-for-Sale	$391,694	$1,147	$(7,355)	$385,486
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,125	$2,030	$-	$39,155
Collateralized mortgage obligations	222,545	3,005	(1,439)	224,111
Total Securities Held-to-Maturity	$259,670	$5,035	$(1,439)	$263,266

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,549	$-	$(5)	$1,544
U.S. government agencies	1,738	-	(66)	1,672
States and political subdivisions	16,382	629	(217)	16,794
Corporate bonds	15,733	17	(648)	15,102
Collateralized mortgage obligations	66,766	256	(3,146)	63,876
Asset-backed securities	274,118	2,168	(3,083)	273,203
Total Securities Available-for-Sale	$376,286	$3,070	$(7,165)	$372,191
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$35,268	$45	$(73)	$35,240
Collateralized mortgage obligations	221,303	643	(2,858)	219,088
Total Securities Held-to-Maturity	$256,571	$688	$(2,931)	$254,328

During the twelve months ended December 31, 2014, we added $16.4 million to the total securities portfolio (net of payoffs, maturities, sales, calls, amortization and accretion).  This change is largely found in the 2014 addition of collateralized loan obligations and, to a lesser amount corporate bonds.  Holdings of asset backed securities, primarily securities backed by student loan obligations, were reduced in 2014.

Securities valued at $267.8 million as of December 31, 2014, (slightly up from $266.7 million at year-end 2013)  were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2014, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$8,410	1.65%	$8,417
Due after one year through five years	5,804	2.87%	6,042
Due after five years through ten years	36,773	2.43%	36,536
Due after ten years	5,178	3.27%	5,159
	56,165	2.43%	56,154
Collateralized mortgage obligations	65,728	1.80%	63,627
Asset-backed securities	175,565	1.14%	173,496
Collateralized loan obligations	94,236	3.22%	92,209
	$391,694	1.94%	$385,486
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$259,670	3.06%	$263,266

At December 31, 2014, the Company’s investments include asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, not less than 97% of the original principal amount of the loans made under FFEL were guaranteed by the U.S. Department of Education.  A number of major student loan originators packaged loans and sold them as asset-backed securities.  The Company has accumulated the securities of the following three different originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	December 31, 2014
	Amortized	Fair
Issuer	Cost	Value
College Loan Corporation	$64,634	$64,155
Student Loan Consolidation Center Student Loan Trust	27,486	27,526
GCO Education Loan Funding Corp	38,469	37,315

Securities with unrealized losses at December 31, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
December 31, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$2	$1,527	-	$-	$-	1	$2	$1,527
U.S. government agencies	-	-	-	1	87	1,624	1	87	1,624
States and political subdivisions	4	96	4,896	-	-	-	4	96	4,896
Corporate bonds	4	486	15,246	1	81	1,921	5	567	17,167
Collateralized mortgage obligations	5	900	38,284	3	1,232	21,604	8	2,132	59,888
Asset-backed securities	9	1,077	99,286	3	1,191	43,662	12	2,268	142,948
Collateralized loan obligations	12	2,203	82,387	-	-	-	12	2,203	82,387
	35	$4,764	$241,626	8	$2,591	$68,811	43	$7,355	$310,437
Securities Held-to-Maturity
Collateralized mortgage obligations	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585
	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585

	Less than 12 months			Greater than 12 months
December 31, 2013	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$5	$1,544	-	$-	$-	1	$5	$1,544
U.S. government agencies	-	-	-	1	66	1,672	1	66	1,672
States and political subdivisions	6	217	4,625	-	-	-	6	217	4,625
Corporate bonds	4	429	10,493	2	219	2,796	6	648	13,289
Collateralized mortgage obligations	5	3,146	54,021	-	-	-	5	3,146	54,021
Asset-backed securities	11	2,836	99,466	2	247	6,368	13	3,083	105,834
	27	$6,633	$170,149	5	$532	$10,836	32	$7,165	$180,985
Securities Held-to-Maturity
U.S. government agency mortgage-backed	6	$73	$19,134	-	$-	$-	6	$73	$19,134
Collateralized mortgage obligations	19	2,858	156,632	-	-	-	19	2,858	156,632
	25	$2,931	$175,766	-	$-	$-	25	$2,931	$175,766

Recognition of other-than-temporary impairment was not necessary in the year ended December 31, 2014, or the year ended December 31, 2013.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment confirmed no credit quality deterioration.

	Years ended December 31,
	2014	2013	2012
Proceeds from sales of securities	$296,013	$533,302	$223,860
Gross realized gains on securities	3,231	5,376	1,937
Gross realized losses on securities	(1,512)	(7,288)	(362)
Securities gains (losses), net	$1,719	$(1,912)	$1,575
Income tax expense (benefit) on net realized gains (losses)	$704	$(784)	$641

Note 4: Loans

Major classifications of loans were as follows:

	2014	2013
Commercial	$119,158	$94,736
Real estate - commercial	600,629	560,233
Real estate - construction	44,795	29,351
Real estate - residential	370,191	390,201
Consumer	3,504	2,760
Overdraft	649	628
Lease financing receivables	8,038	10,069
Other	11,630	12,793
	1,158,594	1,100,771
Net deferred loan fees	738	485
	$1,159,332	$1,101,256

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 87.6% and 89.0% of the portfolio at December 31, 2014, and December 31, 2013, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2014, and December 31, 2013, were as follows:

.								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2014	Past	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$38	$-	$-	$38	$125,658	$1,500	$127,196	$-
Real estate - commercial
Owner occupied general purpose	699	-	-	699	126,029	5,937	132,665	-
Owner occupied special purpose	-	-	-	-	167,874	1,441	169,315	-
Non-owner occupied general purpose	-	-	-	-	153,328	4,907	158,235	-
Non-owner occupied special purpose	-	-	-	-	87,054	1,423	88,477	-
Retail properties	-	-	-	-	37,780	-	37,780	-
Farm	-	-	-	-	14,157	-	14,157	-
Real estate - construction
Homebuilder	-	-	-	-	3,204	-	3,204	-
Land	-	-	-	-	1,658	-	1,658	-
Commercial speculative	-	-	-	-	13,431	-	13,431	-
All other	71	29	-	100	25,841	561	26,502	-
Real estate - residential
Investor	-	-	-	-	135,273	1,942	137,215	-
Owner occupied	1,076	914	-	1,990	107,727	6,711	116,428	-
Revolving and junior liens	94	44	-	138	113,906	2,504	116,548	-
Consumer	-	-	-	-	3,504	-	3,504	-
All other[1]	-	-	-	-	13,017	-	13,017	-
	$1,978	$987	$-	$2,965	$1,129,441	$26,926	$1,159,332	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2013	Past	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$104,778	$27	$104,805	$-
Real estate - commercial
Owner occupied general purpose	290	526	-	816	117,938	3,180	121,934	-
Owner occupied special purpose	511	-	-	511	164,277	7,671	172,459	-
Non-owner occupied general purpose	218	-	-	218	132,331	5,708	138,257	-
Non-owner occupied special purpose	-	-	-	-	73,325	661	73,986	-
Retail properties	-	-	-	-	34,034	3,144	37,178	-
Farm	-	-	-	-	16,419	-	16,419	-
Real estate - construction
Homebuilder	-	-	-	-	3,515	168	3,683	-
Land	-	-	-	-	4,436	209	4,645	-
Commercial speculative	-	-	-	-	11,235	1,913	13,148	-
All other	32	-	-	32	7,404	439	7,875	-
Real estate - residential
Investor	581	171	-	752	140,926	6,615	148,293	-
Owner occupied	4,414	308	87	4,809	106,184	5,967	116,960	87
Revolving and junior liens	650	76	-	726	121,013	3,209	124,948	-
Consumer	5	-	-	5	2,755	-	2,760	-
All other[1]	-	-	-	-	13,906	-	13,906	-
	$6,701	$1,081	$87	$7,869	$1,054,476	$38,911	$1,101,256	$87

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

Credit Quality Indicators by class of loans as of December 31, 2014, and December 31, 2013, were as follows:

December 31, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$118,845	$3,948	$4,403	$-	$127,196
Real estate - commercial
Owner occupied general purpose	124,936	253	7,476	-	132,665
Owner occupied special purpose	154,225	11,607	3,483	-	169,315
Non-owner occupied general purpose	148,212	3,235	6,788	-	158,235
Non-owner occupied special purpose	78,957	8,097	1,423	-	88,477
Retail Properties	36,779	1,001	-	-	37,780
Farm	14,157	-	-	-	14,157
Real estate - construction
Homebuilder	3,204	-	-	-	3,204
Land	1,658	-	-	-	1,658
Commercial speculative	9,947	-	3,484	-	13,431
All other	25,941	-	561	-	26,502
Real estate - residential
Investor	134,952	-	2,263	-	137,215
Owner occupied	109,085	-	7,343	-	116,428
Revolving and junior liens	112,647	188	3,713	-	116,548
Consumer	3,503	-	1	-	3,504
All other	13,017	-	-	-	13,017
Total	$1,090,065	$28,329	$40,938	$-	$1,159,332

December 31, 2013		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$96,371	$7,953	$481	$-	$104,805
Real estate - commercial
Owner occupied general purpose	105,683	9,048	7,203	-	121,934
Owner occupied special purpose	162,586	1,968	7,905	-	172,459
Non-owner occupied general purpose	122,844	1,826	13,587	-	138,257
Non-owner occupied special purpose	59,674	9,840	4,472	-	73,986
Retail Properties	30,059	2,989	4,130	-	37,178
Farm	16,419	-	-	-	16,419
Real estate - construction
Homebuilder	1,745	1,770	168	-	3,683
Land	4,436	-	209	-	4,645
Commercial speculative	7,674	3,561	1,913	-	13,148
All other	7,109	32	734	-	7,875
Real estate - residential
Investor	135,136	3,407	9,750	-	148,293
Owner occupied	109,261	-	7,699	-	116,960
Revolving and junior liens	120,589	388	3,971	-	124,948
Consumer	2,759	-	1	-	2,760
All other	13,906	-	-	-	13,906
Total	$996,251	$42,782	$62,223	$-	$1,101,256

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of December 31 were as follows:

	December 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial	$1,500	$2,114	$-	$27	$34	$-
Commercial real estate
Owner occupied general purpose	7,125	7,870	-	2,543	3,006	-
Owner occupied special purpose	1,798	1,941	-	3,371	4,117	-
Non-owner occupied general purpose	4,831	5,653	-	5,428	6,709	-
Non-owner occupied special purpose	1,423	1,930	-	661	919	-
Retail properties	-	-	-	3,144	3,811	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	1,791	1,791	-	2,016	2,016	-
Land	-	-	-	209	308	-
Commercial speculative	-	-	-	738	742	-
All other	291	323	-	4	35	-
Residential
Investor	2,595	3,024	-	5,984	8,338	-
Owner occupied	11,419	12,816	-	9,179	10,451	-
Revolving and junior liens	2,238	3,541	-	1,771	2,313	-
Consumer	-	-	-	-	-	-
Total impaired loans with no recorded allowance	35,011	41,003	-	35,075	42,799	-
With an allowance recorded
Commercial	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	730	792	264
Owner occupied special purpose	-	-	-	4,300	4,702	759
Non-owner occupied general purpose	76	76	21	939	1,030	129
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	168	604	76
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	1,175	1,808	17
All other	270	306	98	436	468	262
Residential
Investor	135	145	24	684	913	160
Owner occupied	23	65	38	1,565	1,831	170
Revolving and junior liens	371	405	97	1,498	1,848	558
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	875	997	278	11,495	13,996	2,395
Total impaired loans	$35,886	$42,000	$278	$46,570	$56,795	$2,395

Average recorded investment and interest income recognized on impaired loans by class of loan for the years ending December 31, were as follows:

	Year to date		Year to date		Year to date
	December 31, 2014		December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$764	$-	$112	$-	$354	$-
Commercial real estate
Owner occupied general purpose	4,834	104	3,508	3	4,616	-
Owner occupied special purpose	2,584	45	5,275	-	9,893	-
Non-owner occupied general purpose	5,130	-	9,892	75	11,329	270
Non-owner occupied special purpose	1,042	-	569	-	928	-
Retail properties	1,572	-	5,962	-	6,683	-
Farm	-	-	1,259	-	1,798	-
Construction
Homebuilder	1,903	82	3,085	97	7,413	119
Land	105	-	232	-	1,140	-
Commercial speculative	369	-	1,501	-	5,907	-
All other	147	-	41	-	2,193	-
Residential
Investor	4,290	43	5,576	-	4,075	-
Owner occupied	10,299	187	9,284	209	10,635	249
Revolving and junior liens	2,004	6	1,570	6	1,428	4
Consumer	-	-	11	-	11	-
Total impaired loans with no recorded allowance	35,043	467	47,877	390	68,403	642
With an allowance recorded
Commercial	-	-	283	-	610	-
Commercial real estate
Owner occupied general purpose	365	-	872	-	4,499	-
Owner occupied special purpose	2,150	-	4,277	-	4,106	-
Non-owner occupied general purpose	508	-	1,859	-	5,588	-
Non-owner occupied special purpose	-	-	-	-	217	-
Retail properties	-	-	876	-	6,531	-
Farm	-	-	-	-	248	-
Construction
Homebuilder	84	-	97	-	1,115	-
Land	-	-	-	-	-	-
Commercial speculative	587	-	2,748	-	4,495	-
All other	353	-	458	-	430	-
Residential
Investor	410	-	2,713	-	8,514	-
Owner occupied	794	1	3,737	-	7,141	40
Revolving and junior liens	934	-	1,981	-	1,908	-
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	6,185	1	19,901	-	45,402	40
Total impaired loans	$41,228	$468	$67,778	$390	$113,805	$682

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

TDRs that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended December 31, 2014
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$1,320	$1,106
Bifurcate[2]	1	675	357
Real estate - residential
Investor
Other[1]	2	237	221
Owner occupied
Other[1]	1	136	133
HAMP[3]	2	250	218
Deferral[4]	2	344	224
Revolving and junior liens
Other[1]	5	343	334
	15	$3,305	$2,593

	TDR Modifications
	Twelve months ended December 31, 2013
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Deferral[4]	1	$610	$433
Real estate - residential
Investor
Other[1]	1	54	54
Owner occupied
Deferral[4]	1	137	136

	3	$801	$623

1  Other: Change of terms from bankruptcy court

2 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

3 HAMP: Home Affordable Modification Program

4 Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms. The following table presents TDRs that defaulted during the periods shown and were restructured within the 12 month period prior to default.

	TDR Default Activity		TDR Default Activity
	Twelve months ended December 31, 2014		Twelve months ended December 31, 2013
Troubled debt restructurings that	# of	Pre-modification outstanding	# of	Pre-modification outstanding
Subsequently Defaulted	contracts	recorded investment	contracts	recorded investment
Real estate - commercial
Owner occupied special purpose	-	$-	1	$610
Real estate - residential
Investor	-	-	1	155
Owner occupied	1	137	2	312
Revolving and junior liens	2	210	-	-
	3	$347	4	$1,077

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2014.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2014	2013
Beginning balance	$6,414	$3,586
New loans	41,810	27,616
Repayments and other reductions	(38,295)	(24,831)
Change in related party status	(2,136)	43
Ending balance	$7,793	$6,414

No loans to principal officers, directors, and their affiliates were past due greater than 90 days at either December 31, 2014, or December 31, 2013.

Note 5: Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2014, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total

Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	578	1,972	174	3,393	526	-	6,643
Recoveries	58	1,346	633	1,842	420	-	4,299
(Release) provision	(86)	(3,560)	(964)	695	121	494	(3,300)
Ending balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637

Ending balance: Individually evaluated for impairment	$-	$21	$98	$159	$-	$-	$278
Ending balance: Collectively evaluated for impairment	$1,644	$12,556	$1,377	$1,822	$1,454	$2,506	$21,359

Loans:
Ending balance	$127,196	$600,629	$44,795	$370,191	$3,504	$13,017	$1,159,332
Ending balance: Individually evaluated for impairment	$1,500	$15,253	$2,352	$16,781	$-	$-	$35,886
Ending balance: Collectively evaluated for impairment	$125,696	$585,376	$42,443	$353,410	$3,504	$13,017	$1,123,446

1 As of December 31, 2014, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $5.5 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $1.1 million at December 31, 2014.  Also as of December 31, 2014, the Company’s loan portfolio included $13.0 million in loans secured by funds held by the Company as collateral.  The Company has consistently tracked these loans as not subject to the loan loss reserve methodology.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2013, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total

Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	316	2,985	1,014	6,293	597	-	11,205
Recoveries	119	5,325	1,266	1,221	508	-	8,439
(Release) provision	(2,070)	(5,677)	(2,109)	3,374	350	(2,418)	(8,550)
Ending balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281

Ending balance: Individually evaluated for impairment	$-	$1,152	$355	$888	$-	$-	$2,395
Ending balance: Collectively evaluated for impairment	$2,250	$15,611	$1,625	$1,949	$1,439	$2,012	$24,886

Loans:
Ending balance	$104,805	$560,233	$29,351	$390,201	$2,760	$13,906	$1,101,256
Ending balance: Individually evaluated for impairment	$27	$21,116	$4,746	$20,681	$-	$-	$46,570
Ending balance: Collectively evaluated for impairment	$104,778	$539,117	$24,605	$369,520	$2,760	$13,906	$1,054,686

1 As of December 31, 2013, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $17.2 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $2.1 million at December 31, 2013.

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2012, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total

Beginning balance	$5,070	$30,770	$7,937	$6,335	$884	$1,001	$51,997
Charge-offs	344	13,508	4,969	8,406	638	-	27,865
Recoveries	115	3,576	3,420	583	487	-	8,181
(Release) provision	(324)	(738)	(2,551)	6,023	445	3,429	6,284
Ending balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597

Ending balance: Individually evaluated for impairment	$458	$2,248	$1,113	$2,440	$-	$-	$6,259
Ending balance: Collectively evaluated for impairment	$4,059	$17,852	$2,724	$2,095	$1,178	$4,430	$32,338

Loans:
Ending balance	$93,001	$579,687	$42,167	$414,543	$3,101	$17,551	$1,150,050
Ending balance: Individually evaluated for impairment	$762	$47,581	$11,579	$29,040	$23	$-	$88,985
Ending balance: Collectively evaluated for impairment	$92,239	$532,106	$30,588	$385,503	$3,078	$17,551	$1,061,065

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

Note 6: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.  Of note, a disposal in 2014 of approximately $94,500 reflects use or reuse of a property held as Bank OREO to a bank premise.  After property remediation work and with approval of the Bank Board of Directors, an office in northwest suburban Chicago was removed from OREO and placed in service as a residential mortgage loan production office.

	Twelve Months Ended
	December 31,
Other real estate owned	2014	2013	2012
Balance at beginning of period	$41,537	$72,423	$93,290
Property additions	16,078	19,194	32,121
Property improvements	794	73	701
Less:
Property disposals, net of gains/losses	21,868	41,712	36,854
Period valuation adjustments	4,559	8,441	16,835
Balance at end of period	$31,982	$41,537	$72,423

Activity in the valuation allowance was as follows:

	2014	2013	2012
Balance at beginning of period	$22,284	$31,454	$23,462
Provision for unrealized losses	4,559	8,293	16,385
Reductions taken on sales	(7,025)	(17,389)	(8,843)
Other adjustments	(589)	(74)	450
Balance at end of period	$19,229	$22,284	$31,454

Expenses related to OREO, net of lease revenue includes:

	2014	2013	2012
Gain on sales, net	$(989)	$(1,956)	$(2,198)
Provision for unrealized losses	4,559	8,293	16,385
Operating expenses	4,173	5,705	7,973
Less:
Lease revenue	826	1,295	3,497
	$6,917	$10,747	$18,663

Note 7: Premises and Equipment

See discussion in Note 6 – Other Real Estate Owned concerning the Bank’s use of a foreclosed property as a loan production office beginning in 2014.  Premises and equipment at December 31 were as follows:

	2014			2013
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$16,693	$-	$16,693	$17,474	$-	$17,474
Buildings	44,246	21,540	22,706	45,903	20,714	25,189
Leasehold improvements	74	73	1	74	72	2
Furniture and equipment	40,594	37,659	2,935	39,919	36,579	3,340
	$101,607	$59,272	$42,335	$103,370	$57,365	$46,005

Note 8: Deposits

Major classifications of deposits were as follows:

	2014	2013
Noninterest bearing demand	$400,447	$373,389
Savings	239,845	228,589
NOW accounts	328,641	297,852
Money market accounts	296,617	309,859
Certificates of deposit of less than $100,000	251,108	288,345
Certificates of deposit of $100,000 through $250,000	112,515	136,137
Certificates of deposit of more than $250,000	55,882	47,957
	$1,685,055	$1,682,128

The Company had $255,000 in brokered certificates of deposit as of December 31, 2014.  The Company had no brokered certificates of deposit as of December 31, 2013.  Deposits held by senior officers and directors, including their related interests, totaled $15.1 million and $3.4 million, respectively, as of December 31, 2014, and 2013.

At December 31, 2014, scheduled maturities of time deposits were as follows:

2015	$224,748
2016	52,937
2017	80,857
2018	36,752
2019	24,211
Total	$419,505

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2014, and December 31, 2013.  Junior subordinated debentures are discussed in detail in Note 10:

	2014	2013
Securities sold under repurchase agreements	$21,036	$22,560
FHLBC advances[1]	45,000	5,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$169,914	$131,438

1	Included in other short-term borrowing on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $21.0 million at December 31, 2014, and $22.6 million at December 31, 2013. The fair value of the pledged collateral was $43.4 million and $39.2 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The following table is a summary of additional information related to repurchase agreements:

	2014	2013	2012
Average daily balance during the year	$26,093	$23,313	$4,826
Average interest rate during the year	0.01%	0.01%	0.04%
Maximum month-end balance during the year	$38,133	$30,510	$17,875
Weighted average interest rate at year-end	0.01%	0.01%	0.05%

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of December 31, 2014, the Bank had taken an advance of $45.0 million at 0.13% interest on the FHLBC stock valued at $4.3 million, collateralized securities with a fair value of $57.2 million and loans with a principal balance of $47.3 million, which carry a combined collateral value of $71.0 million.  The Company has excess collateral of $24.7 million available to secure borrowings.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2014, and December 31, 2013.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At December 31, 2014, the Company was in compliance with all covenants contained within the credit agreement supporting the $45.5 million credit facility with a correspondent bank.  As of December 31, 2013, the Company had been out of compliance with one of the financial covenants.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal of the senior debt is the $500,000 in term debt. Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Pursuant to the Written Agreement (the “Written Agreement”) the Company entered into with the Reserve Bank, the Company was required to receive the Reserve Bank’s approval prior to making any interest payments on the subordinated debt.  In January 2014 the Reserve Bank notified the Company that the Written Agreement was terminated.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31 were as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2014	N/A	N/A	$27,560	0.02%
2015	$66,036	0.09%	-	-
2016	-	-	-	-
2017	-	-	-	-
2018	45,500	1.75%	45,500	1.76%
2019	-	-	-	-
Thereafter	58,378	7.35%	58,378	7.35%
Total	$169,914	3.03%	$131,438	3.88%

Note 10: Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities were sold in July 2003. The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.   The trust preferred securities may remain outstanding for a 30‑year term but, subject to regulatory approval, can be called in whole or in part by the Company after June 30, 2008 and can be exercised by the Company from time to time thereafter.  When not in deferral, distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to Old Second Capital Trust I in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Stock”), as discussed in Note 15.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on the trust preferred securities.  On April 21, 2014, the Company paid all outstanding interest, which totaled $19.7 million, on the trust preferred securities to the trustees for payment to holders as of the next record date set forth in the indentures and terminated the deferral period.  As of December 31, 2014 the Company is current on the payments due on these securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Operations.

Note 11: Income Taxes

Income tax expense (benefit) for year ending December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Current federal	$122	$105	$-
Current state	6	29	-
Deferred federal	3,120	2,780	(302)
Deferred state	4,876	989	(436)
Change in valuation allowance	(2,363)	(74,145)	738
	$5,761	$(70,242)	$-

The following were the components of the deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013:

	2014	2013
Allowance for loan losses	$9,579	$12,725
Deferred compensation	787	788
Amortization of core deposit	1,859	1,656
Goodwill amortization/impairment	13,129	15,252
Stock based compensation	663	583
OREO write downs	8,639	10,041
Federal net operating loss (“NOL”) carryforward	27,001	28,023
State net operating loss (“NOL”) carryforward	9,405	11,847
Deferred tax credit	1,551	1,444
Other assets	1,006	1,166
Total deferred tax assets	73,619	83,525

Accumulated depreciation on premises and equipment	(802)	(1,035)
Accretion on securities	-	(8)
Mortgage servicing rights	(2,320)	(2,571)
State tax benefits	(5,290)	(6,994)
Other liabilities	(394)	(178)
Total deferred tax liabilities	(8,806)	(10,786)
Net deferred tax asset before valuation allowance	64,813	72,739
Tax effect on net unrealized losses on securities	5,328	4,927
Valuation allowance	-	(2,363)
Net deferred tax asset	$70,141	$75,303

At December 31, 2014, the Company had  a $77.1 million federal net operating loss carryforward of which, $21.8 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032, and $15.3 million expires in 2033.  The Company had  a $121.4 million state net operating loss carryforward of which, $25.7 million expires in 2021, and $95.7 million expires in 2025.  In addition, the Company had  a $1.6 million alternative minimum tax credit subject to indefinite carryforward.  Included in the tax effect on net unrealized losses in securities above are net unrealized losses on held-to-maturity securities that were transferred from available-for-sale securities of $2.8 million and $3.2 million as of December 31, 2014 and December 31, 2013, respectively.The components of the provision for deferred income tax expense (benefit) for the years ending December 31 were as follows:

	2014	2013	2012
Provision for loan losses	$3,146	$5,511	$6,125
Deferred Compensation	1	(109)	(51)
Amortization of core deposit	(203)	(691)	(382)
Stock based compensation	(80)	202	326
OREO write-downs	1,402	6,591	(6,538)
Federal net operating loss carryforward	1,022	(7,287)	(926)
State net operating loss carryforward	2,442	(1,661)	(446)
Deferred tax credit	(107)	-	-
Depreciation	(233)	(28)	(202)
Net premiums and discounts on securities	(8)	(114)	85
Mortgage servicing rights	(251)	752	281
Goodwill amortization/impairment	2,123	1,544	1,526
State tax benefits	(1,704)	(321)	114
Change in valuation allowance	(2,363)	(74,145)	738
Other, net	446	(620)	(650)
Total deferred tax expense	$5,633	$(70,376)	$-

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) for the years ended December 31 due to the following:

	2014	2013	2012
Tax at statutory federal income tax rate	$5,564	$4,145	$(25)
Nontaxable interest income, net of disallowed interest deduction	(233)	(245)	(192)
BOLI income	(508)	(694)	(563)
State income taxes, net of federal benefit	872	662	(53)
Change in valuation allowance	(2,363)	(74,145)	738
Deficiency from restricted stock	-	10	299
Impact of Illinois tax rate change	2,363	-	-
Other, net	66	25	(204)
Tax at effective tax rate	$5,761	$(70,242)	$-

The Company recorded a tax expense of $5.8 million on $15.9 million pre-tax income for the year ended December 31, 2014. The tax expense was composed of $128,000 in current income tax expense and $8.0 million in deferred income tax expense offset by a $2.4 million reversal of the deferred tax valuation allowance reserve.  The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  Negative evidence identified included a reduction in net interest margin as a result of the current rate environment, and historic runoff of loans.  After evaluating all of the evidence, the Company believes it will more likely than not utilize the net deferred tax assets and reversed the valuation reserve on the net deferred tax asset of $2.4 million in the fourth quarter of 2014.    The most important factor leading to this Company conclusion is the management belief that Company earnings have stabilized.  The $2.4 million of tax benefit from the reversal of the deferred tax valuation reserve offsets by the impact of the state rate change from 9.50% to 7.75% effective on January 1, 2015.

Note 12: Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2014,  210,500 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $295,000 in the twelve months of 2014, $167,000 in the twelve months of 2013 and $291,000 in the twelve months of 2012.

There were no stock options granted for the years ending December 31, 2014, 2013 or 2012. All stock options are granted for a term of ten years.  There were no stock options exercised during the years ending December 31, 2014 or 2013.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the year ending December 31, 2014, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	325,500	$29.56
Canceled	(7,000)	32.59
Expired	(89,500)	32.59
Ending outstanding	229,000	$28.28	2.2	$-

Exercisable at end of period	229,000	$28.28	2.2	$-

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

There were 184,500 restricted awards issued during the year ending December 31, 2014.  There were 155,500 restricted awards issued for the year ending December 31, 2013.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, 2014, is as follows:

	December 31, 2014
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	185,500	$2.95
Granted	184,500	4.82
Vested	(25,000)	2.06
Forfeited	(20,000)	1.74
Nonvested at December 31	325,000	$4.15

Total unrecognized compensation cost of restricted awards was $885,000 as of December 31, 2014, which is expected to be recognized over a weighted-average period of 2.24 years.

Note 13: Earnings (Loss) Per Share

The earnings (loss) per share – both basic and diluted – are included below as of December 31 (in thousands except for share data):

	2014	2013	2012
Basic earnings (loss) per share:
Weighted-average common shares outstanding	25,300,909	13,939,919	14,074,188
Weighted-average common shares less stock based awards	25,298,813	13,896,893	13,876,129
Weighted-average common shares stock based awards	201,558	209,140	331,123
Net income (loss) from operations	$10,136	$82,085	$(72)
Gain on preferred stock redemption	(1,348)	-	-
Preferred stock dividends and accretion, net of dividends waived	(371)	5,258	4,987
Net earnings (loss) available to common stockholders	11,855	76,827	(5,059)
Undistributed earnings (loss)	11,855	76,827	(5,059)
Basic earnings (loss) per share common undistributed earnings	0.46	5.45	(0.36)
Basic earnings (loss) per share	0.46	5.45	(0.36)
Diluted earnings (loss) per share:
Weighted-average common shares outstanding	25,300,909	13,939,919	14,074,188
Dilutive effect of nonvested restricted awards[1]	248,284	166,114	133,064
Diluted average common shares outstanding	25,549,193	14,106,033	14,207,252
Net earnings (loss) available to common stockholders	$11,855	$76,827	$(5,059)
Diluted earnings (loss) per share	$0.46	$5.45	$(0.36)

Number of antidilutive options and warrants excluded from the diluted earnings (loss) per share calculation	1,044,339	1,140,839	1,224,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings (loss) per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2014, 2013 and 2012 because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

The Company completed the redemption of 25,669 shares of its Series B Stock in the second quarter of 2014.  As previously disclosed, the Company completed a public offering of 15,525,000 shares of common stock in April of 2014.  Net proceeds of over $64.0 million were initially used to pay the accrued but unpaid interest on the Company’s  trust preferred securities or junior subordinated debentures discussed in Note 10, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  The amount remaining after the completion of these transactions was retained at the Company for use in addressing general corporate matters.  The redemption price for such Series B Stock was 94.75% of the liquidation value of the Series B Stock provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividend upon redemption.  The Company redeemed all shares of Series B Stock held by directors of the Company on the same terms.

Note 14: Commitments

In the normal course of business, there are outstanding commitments that are not reflected in the Consolidated Financial Statements.  Commitments include financial instruments that involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  In management’s opinion, these do not represent unusual risks and management does not anticipate significant losses as a result of these transactions.  The Company uses the same credit policies in making commitments and conditional obligations for borrowers as it does for on-balance sheet instruments.

The following table is a summary of financial instrument commitments (in thousands):

	December 31, 2014			December 31, 2013
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$4,745	$4,800	$10	$3,886	$3,896
Commercial standby	-	49	49	-	51	51
Performance standby	416	5,690	6,106	1,580	2,723	4,303
	471	10,484	10,955	1,590	6,660	8,250
Non-borrower:
Performance standby	-	572	572	-	867	867
	-	572	572	-	867	867
Total letters of credit	$471	$11,056	$11,527	$1,590	$7,527	$9,117

Unused loan commitments:	$62,391	$169,717	$232,108	$60,681	$185,581	$246,262

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house ATM’s.  As of December 31, 2014, the estimated aggregate minimum annual rental commitments under these leases totaled $130,000 in 2015, $79,000 in 2016, $18,000 in 2017, and $20,000 thereafter.  The Company also receives rental income on certain leased properties.  As of December 31, 2014, aggregate future minimum rental income to be received under noncancelable leases totaled $211,000.  Total facility net operating lease revenue recorded under all operating leases was $67,000, $64,000 and $50,000 in 2014, 2013 and 2012, respectively.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $829,000, $830,000 and $941,000 in 2014, 2013 and 2012, respectively.

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

The Bank exceeded both board of directors’ capital ratio objectives.  Based on regulatory requirements in place at December 31, 2014, the Bank’s Tier 1 capital leverage ratio was 12.02%, up 105 basis points from December 31, 2013, and well above the 8.00% objective.  The Bank’s total capital ratio was 18.73%, up 69 basis points from December 31, 2013, and also well above the objective of 12.00%.

On July 22, 2011, the Company entered into a Written Agreement with the Reserve Bank designed to maintain the financial soundness of the Company. Pursuant to the Written Agreement, the Company took certain actions and operated in compliance with the Written Agreement’s provisions during its term.  On January 17, 2014, the Reserve Bank terminated the Written Agreement.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2014, and December 31, 2013.  The Company’s total risk-based capital ratio has been adjusted to correctly account for the Company's subordinated debt, a portion of which was excluded from Tier 2 capital because the subordinated debt is within five years of maturity.  This change has also been made in all relevant prior quarters and has resulted in an immaterial reduction in the Company's total risk-based capital ratio for those periods.  The reduction in regulatory capital amounts and ratios has no impact on the Company's historical consolidated financial statements or stockholders' equity, which were stated in accordance with GAAP.

The Company completed the redemption of certain of its Series B Stock in the second quarter, 2014.  The Company completed a public offering of common stock in April 2014.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on trust preferred securities, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  All ratios for December 31, 2014 reflect these changes in the Company’s capital.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  The capital ratios below are calculated pursuant to the capital requirements in effect for the periods reported below.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total capital to risk weighted assets
Consolidated	$240,566	17.68%	$108,853	8.00%	N/A	N/A
Old Second Bank	254,897	18.73	108,872	8.00	$136,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	196,499	14.44	54,432	4.00	N/A	N/A
Old Second Bank	237,828	17.47	54,454	4.00	81,681	6.00
Tier 1 capital to average assets
Consolidated	196,499	9.93	79,154	4.00	N/A	N/A
Old Second Bank	237,828	12.02	79,144	4.00	98,930	5.00

2013
Total capital to risk weighted assets
Consolidated	$191,139	15.16%	$100,865	8.00%	N/A	N/A
Old Second Bank	227,467	18.04	100,872	8.00	$126,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	134,199	10.65	50,403	4.00	N/A	N/A
Old Second Bank	211,568	16.78	50,433	4.00	75,650	6.00
Tier 1 capital to average assets
Consolidated	134,199	6.96	77,126	4.00	N/A	N/A
Old Second Bank	211,568	10.97	77,144	4.00	96,430	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with Bank of America includes $45.0 million in subordinated debt.  That debt obligation qualified at 60% and 80% of the original amount for Tier 2 regulatory capital at December 31, 2014 and December 31, 2013, respectively.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  As of December 31, 2014 all $56.6 million of the trust preferred proceeds qualified as Tier 1 regulatory capital.  As of December 31, 2013, trust preferred proceeds of $51.6 million qualified as Tier 1 regulatory capital and $5.0 million qualified as Tier 2 regulatory capital. All of the Series B Stock qualified as Tier 1 regulatory capital as of December 31, 2014, and December 31, 2013.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  The Bank has the ability and the authority to pay dividends to the Company to pay debt and to meet Series B Stock dividend requirements.

As discussed in Note 10, as of December 31, 2014, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  If the Company elects to defer interest on these obligations it may not pay dividends on its common stock until all deferred interest is paid.  The Company is currently paying interest as it comes due.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all deferred dividends on the Series B Stock.  The Company is currently paying dividends on its Series B stock as they come due.

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

Note 16: Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to sell mortgage-backed securities (“MBS”) contracts for the future delivery to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These contracts are also derivatives and collectively with the forward commitments for the future delivery of mortgage loans are considered forward contracts.  These mortgage banking derivatives are not designated in hedge relationships using the accepted accounting for derivative instruments and hedging activities at December 31 (dollars in thousands):

	2014	2013
Forward contracts:
Notional amount	$14,000	$11,500
Fair value	615	178
Change in fair value	(79)	126

Rate lock commitments:
Notional amount	$10,876	$9,178
Fair value	509	504
Change in fair value	222	189

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.  The Company sold $120.9 million in loans to investors receiving proceeds of $124.5 million and resulting in a gain on sale of $3.6 million for the year ended December 31, 2014.  Sales to investors included $79.5 million or 65.6% to Federal National Mortgage Association and $23.6 million, or 19.5% to Wells Fargo for the year ended December 31, 2014.  No other individual investor was sold more than 10% of the total loans sold.

Periodic changes in value of both forward MBS contracts and rate lock commitments are reported in current period earnings as net gain on sale of mortgage loans.  Net gain recognized in earnings for the years ended December 31, 2014, 2013 and 2012 were $143,000, $315,000 and $567,000, respectively.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the years ended December 31, 2014, and 2013 there were no significant transfers between levels.

Except for certain auction rate asset-backed securities, the majority of securities (available-for-sale and held-to-maturity) are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

•

Government-sponsored agency debt securities are primarily priced using available market information through processes such as benchmark spreads, market valuations of like securities, like securities groupings and matrix pricing.

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

•

Asset-backed auction rate securities were priced using data from dealer market participants until December 31, 2013.  During 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services.  Therefore, the valuations of auction rate asset-backed securities are considered Level 3 valuations.

•

During the third quarter of 2014, asset-backed collateralized loan obligations were acquired.  These securities were priced using information provided by the trading desk of the Company’s bond accounting service until the December 31, 2014 pricing analysis.  For the year end pricing, the Company utilized pricing data from a nationally recognized valuation service.

•

Once each quarter every security holding is priced with services provided by a pricing service independent of the regular and recurring pricing services used.  The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range.  Management reviews this report and applies judgment in adjusting calculations at quarter end related to securities pricing.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities (dollars in thousands) at December 31, 2014, and December 31, 2013, respectively, measured by the Company at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,527	$-	$-	$1,527
U.S. government agencies	-	1,624	-	1,624
States and political subdivisions	-	21,900	118	22,018
Corporate Bonds	-	30,985	-	30,985
Collateralized mortgage obligations	-	63,627	-	63,627
Asset-backed securities	-	120,555	52,941	173,496
Collateralized loan obligations	-	92,209	-	92,209
Loans held-for-sale	-	5,072	-	5,072
Mortgage servicing rights	-	-	5,462	5,462
Other assets (Interest rate swap agreements)	-	30	-	30
Other assets (Mortgage banking derivatives)	-	143	-	143
Total	$1,527	$336,145	$58,521	$396,193

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$30	$-	$30
Total	$-	$30	$-	$30

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,544	$-	$-	$1,544
U.S. government agencies	-	1,672	-	1,672
States and political subdivisions	-	16,669	125	16,794
Corporate bonds	-	15,102	-	15,102
Collateralized mortgage obligations	-	63,876	-	63,876
Asset-backed securities	-	119,066	154,137	273,203
Loans held-for-sale	-	3,822	-	3,822
Mortgage servicing rights	-	-	5,807	5,807
Other assets (Interest rate swap agreements net of swap credit valuation)	-	229	(6)	223
Other assets (Mortgage banking derivatives)	-	315	-	315
Total	$1,544	$220,751	$160,063	$382,358

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$229	$-	$229
Total	$-	$229	$-	$229

The changes in Level 3 assets and liabilities (dollars in thousands) measured at fair value on a recurring basis are as follows:

	Year ended December 31, 2014
	Investment securities available-for-sale
		States and	Mortgage	Interest Rate
	Asset-	Political	Servicing	Swap
	backed	Subdivisions	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Transfers into Level 3	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	3,556	-	(1,214)	6
Included in other comprehensive income	(1,454)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	63,704	-	-	-
Issuances	-	-	869	-
Settlements	-	(7)	-	-
Sales	(167,002)	-	-	-
Ending balance December 31, 2014	$52,941	$118	$5,462	$-

	Year ended December 31, 2013
	Investment securities available-for-sale
	Collateralized		States and	Mortgage	Interest Rate
	Debt	Asset-	Political	Servicing	Swap
	Obligations	backed	Subdivisions	Rights	Valuation
Beginning balance January 1, 2013	$9,957	$-	$132	$4,116	$(47)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(3,903)	808	-	260	41
Included in other comprehensive income	7,984	1,414	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	172,454	-	-	-
Issuances	-	-	-	1,431	-
Settlements	(1,016)	-	(7)	-	-
Sales	(13,022)	(20,539)	-	-	-
Ending balance December 31, 2013	$-	$154,137	$125	$5,807	$(6)

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2014:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,462	Discounted Cash Flow	Discount Rate	9.7-108.2%	10.2%
			Prepayment Speed	5-78.4%	10.9%

Asset-backed securities	52,941	Discounted Cash Flow	Credit Risk Premium	0.9-0.9%	0.9%
		with comparable transaction yields	Liquidity Discount	3.5-3.7%	3.6%

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2013:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,807	Discounted Cash Flow	Discount Rate	10.2%	10.2%
			Prepayment Speed	9.7%	9.7%

Interest Rate Swap Valuation	(6)	Management estimate of	Probability of Default	5-20%	12.5%
		credit risk exposure

Asset-backed securities	154,137	Discounted Cash Flow	Credit Risk Premium	1.1-1.5%	1.2%
		with comparable transaction yields	Liquidity Discount	4.5-5.1%	4.9%

The $118,000 on the state and political subdivisions line at December 31, 2014, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2014, and December 31, 2013, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$564	$564
Other real estate owned, net[2]	-	-	31,982	31,982
Total	$-	$-	$32,546	$32,546

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $842,000, with a valuation allowance of $278,000, resulting in a decrease of specific allocations within the allowance for loan losses of $2.1 million for the year ending December 31, 2014.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $32.0 million, which is made up of the outstanding balance of $53.0 million, net of a valuation allowance of $19.2 million and participations of $1.8 million, at December 31, 2014.

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

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $3.0 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2014.  The Bank had $3.1 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2013.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 17 above.  At December 31, 2014, the notional amount of non-hedging interest rate swaps was $16.3 million with a weighted average maturity of 2.7 years.  At December 31, 2013, the notional amount of non-hedging interest rate swaps was $51.9 million with a weighted average maturity of 1.5 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of December 31, 2014, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$16,334	Other Assets	$30	Other Liabilities	$30
Commitments[1]	201,946	Other Assets	143	N/A	-
Forward contracts[2]	14,000	N/A	-	Other Liabilities	-
Total			$173		$30

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2013.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$51,877	Other Assets	$223	Other Liabilities	$229
Commitments[1]	206,965	Other Assets	315	N/A	-
Forward contracts[2]	11,500	N/A	-	Other Liabilities	-
Total			$538		$229

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

Note 19: Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  During the years ended December 31, 2013, and 2012, the Company participated in multiple redemptions with the FHLBC and, using the redemption values as the carrying value, FHLBC stock has been carried at a Level 2 fair value since December 31, 2012.  The Company had redemptions of $1.2 million in the third quarter of 2014.  These redemptions were the only redemptions processed by the Company during the twelve months of 2014.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed above in Note 16.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,101	$30,101	$30,101	$-	$-
Interest bearing deposits with financial institutions	14,096	14,096	14,096	-	-
Securities available-for-sale	385,486	385,486	1,527	330,900	53,059
Securities held-to-maturity	259,670	263,266	-	263,266	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	56,807	56,807	-	56,807	-
Loans held-for-sale	5,072	5,072	-	5,072	-
Loans, net	1,137,695	1,151,223	-	-	1,151,223
Accrued interest receivable	4,888	4,888	-	4,888	-

Financial liabilities:
Noninterest bearing deposits	$400,447	$400,447	$400,447	$-	$-
Interest bearing deposits	1,284,608	1,284,887	-	1,284,887	-
Securities sold under repurchase agreements	21,036	21,036	-	21,036	-
Other short-term borrowings	45,000	45,000	-	45,000	-
Junior subordinated debentures	58,378	54,686	32,441	22,245	-
Subordinated debenture	45,000	39,366	-	39,366	-
Note payable and other borrowings	500	422	-	422	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	467	467	-	467	-

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,210	$33,210	$33,210	$-	$-
Interest bearing deposits with financial institutions	14,450	14,450	14,450	-	-
Securities available-for-sale	372,191	372,191	1,544	216,385	154,262
Securities held-to-maturity	256,571	254,328	-	254,328	-
FHLBC and Reserve Bank Stock	10,292	10,292	-	10,292	-
Bank-owned life insurance	55,410	55,410	-	55,410	-
Loans held-for-sale	3,822	3,822	-	3,822	-
Loans, net	1,073,975	1,072,837	-	-	1,072,837
Accrued interest receivable	4,248	4,248	-	4,248	-

Financial liabilities:
Noninterest bearing deposits	$373,389	$373,389	$373,389	$-	$-
Interest bearing deposits	1,308,739	1,312,476	-	1,312,476	-
Securities sold under repurchase agreements	22,560	22,560	-	22,560	-
Other short-term borrowings	5,000	5,000	-	5,000	-
Junior subordinated debentures	58,378	67,053	39,777	27,276	-
Subordinated debenture	45,000	39,896	-	39,896	-
Note payable and other borrowings	500	423	-	423	-
Borrowing interest payable	17,037	17,037	10,122	6,915	-
Deposit interest payable	762	762	-	762	-

Note 20: Preferred Stock

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

As discussed in Note 15, on August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Stock.  Further, as discussed in Note 10 and Note 15, the Company also elected to defer interest payments on certain of its subordinated debentures. However, under the terms of the Series B Stock, if the Company failed to pay dividends for an aggregate of six quarters on the Series B Stock, whether or not consecutive, the holders would have the right to appoint two representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Stock dividends are in arrears.

The Treasury sold all of the Series B Stock held to third parties, including certain of our directors, in auctions that were completed in the first quarter of 2013.  The Treasury also sold the warrant to a third party at a subsequent auction.  Upon completion by Treasury of the auction, the Series B director was elected by the holders of the Series B Stock at the Company’s 2013 annual meeting.

As a result of the completed 2013 auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in the first quarter of 2013.  Previously, the Company had accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believed that the Company would likely be able to redeem the Series B Stock at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  While the Company did not fully accrue the dividend on the Series B Stock in the first quarter of 2013 and did not accrue for it in subsequent quarters, the Company continued to evaluate whether accruing dividends on the Series B Stock was appropriate.  In the second quarter of 2014, the Company completed redemption of 25,669 shares of its Series B Stock at a price equal to 94.75% of liquidation value provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividends upon redemption.  Following the redemption, the Company resumed accrual in the second quarter of 2014.  The Company currently intends to declare and pay future dividends on these shares and is current on all dividends to date.  During the year ending December 31, 2014, the Company paid $12.4 million in dividends on the Series B Stock.  Payments of $24.3 million resulted in redemption of 25,669 shares of Series B Stock in the second quarter of 2014.  At December 31, 2014, the Company carried $47.3 million of Series B Stock in total stockholders’ equity.  At December 31, 2013, the Company carried $72.9 million of Series B Stock in total stockholders’ equity.

On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the issued and outstanding shares of the Company’s Series B Stock. The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Stock outstanding, and redeeming one-third of the Series B Stock would result in the redemption of approximately 15,778 shares of Series B Stock.   Following the redemption, approximately 31,553 shares of the Series B Stock remained outstanding.  This redemption was completed in January and February 2015.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2014	2013
Assets
Noninterest bearing deposit with bank subsidiary	$7,059	$2,071
Investment in subsidiaries	272,285	258,588
Other assets	19,940	18,766
	$299,284	$279,425

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$58,378	$58,378
Subordinated debt	45,000	45,000
Other liabilities	1,743	28,355
Stockholders’ equity	194,163	147,692
	$299,284	$279,425

Condensed Statements of Operations for the years ended December 31 were as follows:

	2014	2013	2012
Operating Income
Cash dividends received from subsidiaries	$-	$-	$-
Interest income	-	-	-
Other income	231	772	189
	231	772	189
Operating Expenses
Junior subordinated debentures interest expense	4,919	5,298	4,925
Subordinated debt interest expense	792	811	903
Other interest expense	16	16	17
Other expenses	1,045	1,006	971
	6,772	7,131	6,816
Loss before income taxes and equity in undistributed net income of subsidiaries	(6,541)	(6,359)	(6,627)
Income tax benefit	(2,305)	(17,133)	-
(Loss) income before equity in undistributed net income of subsidiaries	(4,236)	10,774	(6,627)
Equity in undistributed net income of subsidiaries	14,372	71,311	6,555
Net income (loss)	10,136	82,085	(72)
Preferred stock dividends and accretion of discount	5,062	5,258	4,987
Dividends waived upon preferred stock redemption	(5,433)	-	-
Gain on redemption of preferred stock	(1,348)	-	-
Net income (loss) available to common stockholders	$11,855	$76,827	$(5,059)

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2014	2013	2012
Cash Flows from Operating Activities
Net Income (loss)	$10,136	$82,085	$(72)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(14,372)	(71,311)	(6,555)
Deferred income taxes	(2,256)	(16,786)	-
Change in taxes payable	22	14	2,445
Change in other assets	740	(264)	(100)
Gain on recapture of restricted stock	-	(612)	-
Stock-based compensation	295	167	291
Other, net	(17,151)	5,502	3,293
Net cash used in operating activities	(22,586)	(1,205)	(698)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Divided paid	(12,390)	-
Purchases of treasury stock	(46)	(278)	(63)
Proceeds from the issuance of common stock	64,331	-	-
Redemption of preferred stock	(24,321)	-	-
Net cash used in financing activities	27,574	(278)	(63)
Net change in cash and cash equivalents	4,988	(1,483)	(761)
Cash and cash equivalents at beginning of year	2,071	3,554	4,315
Cash and cash equivalents at end of year	$7,059	$2,071	$3,554

Note 22: Stockholders’ Rights Plan

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Plan and Tax Benefits Preservation Plan (the “Rights Plan”).  The Rights Plan amended the Rights Agreement, dated September 17, 2002.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Rights Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  The Rights Plan was also amended in connection with the Company’s issuance of 15,525,000 shares of common stock in the second quarter of 2014.  This 2014 amendment allowed two investors to acquire more than 5% of the Company’s common stock.  For a description of the Rights Plan, please refer to the Company’s Form 8-A, filed September 13, 2012.

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the Plan.  For the years ended December 31, 2014, 2013 and 2012, a discretionary match equal to 100% of the first 2% of the participant’s compensation was contributed to participants of the Plan.  Participants are 100% vested in the discretionary matching contributions.  The profit sharing portion of the Plan arrangement provides an annual discretionary contribution to the retirement account of each employee based in part on the Company’s profitability in a given year, and on each participant’s annual compensation.  Participants can choose between several different investment options under the Plan, including shares of the Company’s common stock.

The total expense relating to the Plan was approximately $477,000, $468,000 and $441,000 in 2014, 2013 and 2012, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2014, 2013, and 2012 were $1.9 million, $1.8 million and $1.5 million, respectively, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2015, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 10, 2015

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (referred to as “COSO”). Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 10, 2015, expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 10, 2015

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders as filed April 15, 2015, or form DEF 14A.  Such information shall be deemed “filed” with this Form 10-K

The Company also announced in September 2014 that James L. Eccher would be appointed the Chief Executive Officer and President of the Company, effective as of January 1, 2015, and that William B. Skoglund would retire from that position on the same date.  On January 1, 2015, Mr. Skoglund retired as the Chief Executive Officer and President of the Company, and Mr. Eccher was appointed to that position.  Mr. Eccher remains the Chief Executive Officer and President of the Bank, and Mr. Skoglund remains the Chairman of the boards of directors of both the Company and the Bank.

Executive Officers of the Registrant and Subsidiary

Name, Age and Year

Became Executive Officer

of the Registrant    Positions with Registrant

James L. EccherPresident and Chief Executive Officer of the Company and the Bank; formerly President and Chief

Age 49;  2005 Executive Officer of the Bank.

J. Douglas CheathamChief Financial Officer of the Company

Age 58;  1999Executive Vice President

There are no arrangements or understandings between any of the executive officers or any other persons pursuant to which any of the executive officers have been selected for their respective positions.  In addition to Mr. Eccher and Mr. Cheatham, William B. Skoglund, age 64, served as the President and Chief Executive Officer of the Company during the year ended December 31, 2014.  Mr. Skoglund became an executive officer of the Company in 1992.  Mr. Skoglund announced his retirement in September 2014, and retired on January 1, 2015.  Mr. Skoglund remains the Chairman of the Company’s and the Bank’s board of directors.  Concurrently with Mr. Skoglund’s retirement, Mr. Eccher was appointed the President and Chief Executive Officer of the Company.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed April 17, 2015, on Form DEF 14A.  Such information shall be deemed "filed" with this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information required by this Item 12 that is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed April 17, 2015, on Form DEF 14A, under the caption "Security Ownership of Certain Beneficial Owners and Management."  Such information shall be deemed “filed” with this Form 10-K.

The table below sets forth the following information as of December 31, 2014 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)the weighted-average exercise price of such outstanding options, warrants and rights;

(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Weighted-
	Number of securities	average exercise	Number of
	to be issued upon the	price of	securities remaining
	exercise of	outstanding	available for future
Plan category	outstanding options	options	issuance
Equity compensation plans approved by security holders	229,000	$28.28	210,500
Equity compensation plans not approved by security holders	-	-	-
Total	229,000	$28.28	210,500

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed April 17, 2015, on Form DEF 14A, under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”  Such information shall be deemed “filed” with this Form 10-K.

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information required by this Item 14 that is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed April 17, 2015, on Form DEF 14A, under the caption “Ratification of Our Independent Registered Public Accountants.”  Such information shall be deemed “filed” with this Form 10-K.

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

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher

President and Chief Executive Officer
(principal executive officer)

	BY:	/s/ J. Douglas Cheatham
J. Douglas Cheatham

Executive Vice-President and Chief Financial Officer, Director (principal financial and accounting officer)

DATE: March 12, 2015

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 12, 2015
William B. Skoglund
President and Chief Executive Officer
/s/ James L. Eccher	Old Second Bancorp and Old Second National Bank	March 12, 2015
James L. Eccher
Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director	March 12, 2015
J. Douglas Cheatham

/s/ Edward Bonifas	Director	March 12, 2015
Edward Bonifas

/s/ Barry Finn	Director	March 12, 2015
Barry Finn

/s/ William Kane	Director	March 12, 2015
William Kane

/s/ John Ladowicz	Director	March 12, 2015
John Ladowicz

/s/ William Meyer	Director	March 12, 2015
William Meyer

/s/ Gerald Palmer	Director	March 12, 2015
Gerald Palmer

/s/ James Carl Schmitz	Director	March 12, 2015
James Carl Schmitz

/s/ Duane Suits	Director	March 12, 2015
Duane Suits

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-3 filed by Old Second Bancorp, Inc., on May 13, 2010.
3.2	Bylaws of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form S-4 filed by Old Second Bancorp, Inc., on December 19, 2007).
4.1

Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated September 12, 2012 (incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Old Second Bancorp, Inc., September 13, 2012).

4.2

First Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated April 3, 2014 (incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed on August 13, 2014).

4.3

Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

4.4	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 16, 2009).
4.5	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form S-1 filed on January 17, 2014).
4.6	Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form DEF14A filed on April 21, 2014).
4.7	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on June 24, 2014).
10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2006 and incorporated herein by reference).
10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed with the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference).
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
10.6

Employment Agreement, dated September 15, 2014, by and among Old Second Bancorp, Inc. and James L. Eccher (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 18, 2014 and incorporated herein by reference).

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

10.12

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms with respect to the issuance and sale of the Series B Stock and the Warrant (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 16, 2009 and incorporated herein by reference).

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) consolidated balance sheets at December 31, 2014, and December 31, 2013; (ii) consolidated statements of operations for year ended December 31, 2014, December 31, 2013, and December 31, 2012; (iii) consolidated statements of stockholders’ equity for the twelve months ended December 31, 2014, December 31, 2013, and December 31, 2012; (iv) consolidated statements of cash flows for the twelve months ended December 31, 2014, December 31, 2013, and December 31, 2012; and (v) Notes to consolidated financial statements, tagged as blocks of text and in detail.

SUMMARY OF FEES FOR BOARD OF DIRECTORS

Each director of Old Second Bancorp, Inc. also serves as a director of Old Second National Bank, and may serve on boards of its other subsidiaries.  In 2014, nonemployee directors received $1,000 for every board meeting attended and $500 for each committee meeting attended.  Nonemployee directors of Old Second National Bank received a $13,000 annual retainer and Mr. Palmer who also serves as committee chair of the Compensation or Nominating Committee received an $18,000 annual retainer and Mr. Finn, as the Audit Committee financial expert received a $20,000 retainer in 2014.

Nonemployee directors of Old Second National Bank are also eligible to receive options and restricted stock awards pursuant to the Old Second Bancorp, Inc. 2014 Long Term Incentive Plan.  The Company also maintains the Old Second Bancorp Directors Fee Deferral Plan, under which directors are permitted to defer receipt of their directors’ fees.  The plan is unqualified and the directors have no interest in the trust.  The deferred fees and any earnings thereon are unsecured obligations of Old Second National Bank.