Form 10-Q
period 2015-03-31
OLD SECOND BANCORP INC
filed 2015-05-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 8, 2015, the Registrant had outstanding 29,470,929 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$19,051	$30,101
Interest bearing deposits with financial institutions	55,111	14,096
Cash and cash equivalents	74,162	44,197
Securities available-for-sale, at fair value	399,252	385,486
Securities held-to-maturity, at amortized cost	257,332	259,670
Federal Home Loan Bank and Federal Reserve Bank stock	9,058	9,058
Loans held-for-sale	7,038	5,072
Loans	1,151,069	1,159,332
Less: allowance for loan losses	21,181	21,637
Net loans	1,129,888	1,137,695
Premises and equipment, net	42,016	42,335
Other real estate owned	35,461	31,982
Mortgage servicing rights, net	5,254	5,462
Bank-owned life insurance (BOLI)	57,161	56,807
Deferred tax assets, net	67,743	70,141
Other assets	13,145	13,882
Total assets	$2,097,510	$2,061,787

Liabilities
Deposits:
Noninterest bearing demand	$431,843	$400,447
Interest bearing:
Savings, NOW, and money market	896,618	865,103
Time	416,317	419,505
Total deposits	1,744,778	1,685,055
Securities sold under repurchase agreements	26,513	21,036
Other short-term borrowings	30,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	10,501	12,655
Total liabilities	1,915,670	1,867,624

Stockholders’ Equity
Preferred stock	31,553	47,331
Common stock	34,415	34,365
Additional paid-in capital	115,489	115,332
Retained earnings	103,372	100,697
Accumulated other comprehensive loss	(7,023)	(7,713)
Treasury stock	(95,966)	(95,849)
Total stockholders’ equity	181,840	194,163
Total liabilities and stockholders’ equity	$2,097,510	$2,061,787

	March 31, 2015		December 31, 2014
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	31,553	34,414,734	47,331	34,364,734
Shares outstanding	31,553	29,470,929	47,331	29,442,508
Treasury shares	-	4,943,805	-	4,922,226

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(unaudited)
	Three Months Ended
	March 31,
	2015	2014
Interest and dividend income
Loans, including fees	$13,218	$12,938
Loans held-for-sale	43	25
Securities:
Taxable	3,375	3,502
Tax exempt	141	148
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	77	76
Interest bearing deposits with financial institutions	12	15
Total interest and dividend income	16,866	16,704
Interest expense
Savings, NOW, and money market deposits	179	199
Time deposits	807	1,321
Other short-term borrowings	9	2
Junior subordinated debentures	1,072	1,387
Subordinated debt	197	196
Notes payable and other borrowings	4	4
Total interest expense	2,268	3,109
Net interest and dividend income	14,598	13,595
Loan loss reserve release	-	(1,000)
Net interest and dividend income after provision for loan losses	14,598	14,595
Noninterest income
Trust income	1,486	1,459
Service charges on deposits	1,541	1,720
Secondary mortgage fees	244	112
Mortgage servicing loss, net of changes in fair value	(208)	(47)
Net gain on sales of mortgage loans	1,623	662
Securities loss, net	(109)	(69)
Increase in cash surrender value of bank-owned life insurance	354	358
Debit card interchange income	959	830
Other income	2,083	1,296
Total noninterest income	7,973	6,321
Noninterest expense
Salaries and employee benefits	9,255	9,101
Occupancy expense, net	1,271	1,481
Furniture and equipment expense	1,001	983
FDIC insurance	273	279
General bank insurance	357	489
Amortization of core deposit	-	512
Advertising expense	205	303
Debit card interchange expense	352	378
Legal fees	223	257
Other real estate expense, net	1,352	1,008
Other expense	2,864	2,725
Total noninterest expense	17,153	17,516
Income before income taxes	5,418	3,400
Provision for income taxes	1,919	1,198
Net income	$3,499	$2,202
Preferred stock dividends and accretion of discount	824	1,572
Net income available to common stockholders	$2,675	$630

Basic earnings per share	$0.09	$0.04
Diluted earnings per share	0.09	0.04

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Net Income	$3,499	$2,202

Unrealized holding gains (losses) on available-for-sale securities arising during the period	921	(1,089)
Related tax (expense) benefit	(438)	448
Holding gains (losses) after tax on available-for-sale securities	483	(641)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized losses	(109)	(69)
Income tax benefit on net realized gains	45	28
Net realized losses after tax	(64)	(41)
Other comprehensive income (loss) on available-for-sale securities	547	(600)

Accretion of net unrealized holding gains on held-to-maturity securities transferred from available-for-sale securities	243	247
Related tax expense	(100)	(102)
Other comprehensive income on held-to-maturity securities	143	145
Total other comprehensive income (loss)	690	(455)
Total comprehensive income	$4,189	$1,747

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$3,499	$2,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	607	644
Change in fair value of mortgage servicing rights	609	304
Loan loss reserve release	-	(1,000)
Provision for deferred tax expense	1,815	1,168
Originations of loans held-for-sale	(51,641)	(19,764)
Proceeds from sales of loans held-for-sale	50,965	21,592
Net gain on sales of mortgage loans	(1,623)	(662)
Change in current income taxes receivable	5	29
Increase in cash surrender value of bank-owned life insurance	(354)	(358)
Change in accrued interest receivable and other assets	671	(6,238)
Change in accrued interest payable and other liabilities	(1,949)	(3,082)
Net premium amortization/discount (accretion) on securities	28	(474)
Securities losses, net	109	69
Amortization of core deposit	-	512
Stock based compensation	177	66
Net gain on sale of other real estate owned	(95)	(386)
Provision for other real estate owned losses	609	436
Net cash provided by (used in) operating activities	3,432	(4,942)
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	3,478	2,361
Proceeds from sales of securities available-for-sale	53,191	31,781
Purchases of securities available-for-sale	(69,671)	(62,391)
Proceeds from maturities and calls including pay down of securities held-to-maturity	2,710	1,893
Purchases of securities held-to-maturity	-	(9,220)
Net change in loans	1,699	(15,474)
Proceeds from sales of other real estate owned	2,115	5,955
Net purchases of premises and equipment	(288)	(355)
Net cash used in investing activities	(6,766)	(45,450)
Cash flows from financing activities
Net change in deposits	59,723	42,153
Net change in securities sold under repurchase agreements	5,477	652
Net change in other short-term borrowings	(15,000)	15,000
Redemption of preferred stock	(15,778)	-
Dividends paid on preferred stock	(1,006)	-
Purchase of treasury stock	(117)	(46)
Net cash provided by financing activities	33,299	57,759
Net change in cash and cash equivalents	29,965	7,367
Cash and cash equivalents at beginning of period	44,197	47,660
Cash and cash equivalents at end of period	$74,162	$55,027

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
Supplemental cash flow information	2015	2014
Income taxes paid	$100	$-
Interest paid for deposits	1,032	1,584
Interest paid for borrowings	1,289	202
Non-cash transfer of loans to other real estate owned	6,108	4,688
Change in dividends accrued	(182)	-
Accretion on preferred stock discount	-	58

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				2,202			2,202
Other comprehensive loss, net of tax					(455)		(455)
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			66				66
Purchase of treasury stock						(46)	(46)
Preferred stock accretion and declared dividends		58		(58)			-
Balance, March 31, 2014	$18,840	$73,000	$66,297	$94,693	$(7,493)	$(95,849)	$149,488

Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				3,499			3,499
Other comprehensive gain, net of tax					690		690
Change in restricted stock	50		(50)				-
Tax effect from vesting of restricted stock			30				30
Stock based compensation			177				177
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(15,778)					(15,778)
Preferred stock accretion and declared dividends				(824)			(824)
Balance, March 31, 2015	$34,415	$31,553	$115,489	$103,372	$(7,023)	$(95,966)	$181,840

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments, which are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2014.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.  On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU 2014 – 09.  On April 29, 2015, FASB issued a proposed accounting standards update to defer the effective date of an additional year.  If the proposal is approved, the standard will be effective for annual reporting periods beginning after December 15, 2017.  FASB requested comments on the proposal by May 29, 2015.

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

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $4.3 million at March 31, 2015, and December 31, 2014.  Reserve Bank stock was recorded at $4.8 million at March 31, 2015, and December 31, 2014.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at March 31, 2015, and December 31, 2014, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,524	$1	$-	$1,525
U.S. government agencies	1,704	-	(93)	1,611
States and political subdivisions	33,573	327	(154)	33,746
Corporate bonds	33,385	23	(404)	33,004
Collateralized mortgage obligations	69,205	50	(1,162)	68,093
Asset-backed securities	170,817	18	(2,579)	168,256
Collateralized loan obligations	94,221	13	(1,217)	93,017
Total Securities Available-for-Sale	$404,429	$432	$(5,609)	$399,252
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,135	$2,541	$-	$39,676
Collateralized mortgage obligations	220,197	5,482	(260)	225,419
Total Securities Held-to-Maturity	$257,332	$8,023	$(260)	$265,095

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,529	$-	$(2)	$1,527
U.S. government agencies	1,711	-	(87)	1,624
States and political subdivisions	21,682	432	(96)	22,018
Corporate bonds	31,243	309	(567)	30,985
Collateralized mortgage obligations	65,728	31	(2,132)	63,627
Asset-backed securities	175,565	199	(2,268)	173,496
Collateralized loan obligations	94,236	176	(2,203)	92,209
Total Securities Available-for-Sale	$391,694	$1,147	$(7,355)	$385,486
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,125	$2,030	$-	$39,155
Collateralized mortgage obligations	222,545	3,005	(1,439)	224,111
Total Securities Held-to-Maturity	$259,670	$5,035	$(1,439)	$263,266

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2015, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$20,410	1.56%	$20,454
Due after one year through five years	9,048	2.64%	9,199
Due after five years through ten years	35,588	2.16%	35,221
Due after ten years	5,140	3.27%	5,012
	70,186	2.13%	69,886
Collateralized mortgage obligations	69,205	1.95%	68,093
Asset-backed securities	170,817	1.11%	168,256
Collateralized loan obligations	94,221	2.85%	93,017
	$404,429	1.84%	$399,252
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$257,332	3.03%	$265,095

Securities with unrealized losses at March 31, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
March 31, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$93	$1,611	1	$93	$1,611
States and political subdivisions	2	154	3,249	-	-	-	2	154	3,249
Corporate bonds	4	295	16,756	2	109	6,893	6	404	23,649
Collateralized mortgage obligations	5	434	38,849	3	728	19,754	8	1,162	58,603
Asset-backed securities	9	1,202	97,873	4	1,377	57,949	13	2,579	155,822
Collateralized loan obligations	13	1,217	88,020	-	-	-	13	1,217	88,020
	33	$3,302	$244,747	10	$2,307	$86,207	43	$5,609	$330,954
Securities Held-to-Maturity
Collateralized mortgage obligations	1	$42	$13,135	5	$218	$51,149	6	$260	$64,284
	1	$42	$13,135	5	$218	$51,149	6	$260	$64,284

	Less than 12 months			Greater than 12 months
December 31, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$2	$1,527	-	$-	$-	1	$2	$1,527
U.S. government agencies	-	-	-	1	87	1,624	1	87	1,624
States and political subdivisions	4	96	4,896	-	-	-	4	96	4,896
Corporate bonds	4	486	15,246	1	81	1,921	5	567	17,167
Collateralized mortgage obligations	5	900	38,284	3	1,232	21,604	8	2,132	59,888
Asset-backed securities	9	1,077	99,286	3	1,191	43,662	12	2,268	142,948
Collateralized loan obligations	12	2,203	82,387	-	-	-	12	2,203	82,387
	35	$4,764	$241,626	8	$2,591	$68,811	43	$7,355	$310,437
Securities Held-to-Maturity
Collateralized mortgage obligations	7	$457	$49,302	4	$982	$46,283	11	1,439	95,585
	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585

Recognition of other-than-temporary impairment was not necessary in the three months ending March 31, 2015, or the year ended December 31, 2014.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment confirmed no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2015	December 31, 2014
Commercial	$114,241	$119,158
Real estate - commercial	608,267	600,629
Real estate - construction	39,430	44,795
Real estate - residential	363,967	370,191
Consumer	3,495	3,504
Overdraft	368	649
Lease financing receivables	8,651	8,038
Other	11,945	11,630
	1,150,364	1,158,594
Net deferred loan fees	705	738
	$1,151,069	$1,159,332

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 87.9% and 87.6% of the portfolio at March 31, 2015, and December 31, 2014, respectively.

Aged analysis of past due loans by class of loans were as follows:

.								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
March 31, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$684	$-	$-	$684	$120,311	$1,897	$122,892	$-
Real estate - commercial
Owner occupied general purpose	2,921	-	-	2,921	127,156	5,427	135,504	-
Owner occupied special purpose	-	-	-	-	170,733	1,409	172,142	-
Non-owner occupied general purpose	-	-	-	-	151,033	750	151,783	-
Non-owner occupied special purpose	-	-	-	-	92,702	1,198	93,900	-
Retail properties	-	-	-	-	41,012	-	41,012	-
Farm	-	-	-	-	12,556	1,370	13,926	-
Real estate - construction
Homebuilder	-	-	-	-	2,660	-	2,660	-
Land	-	-	-	-	2,463	-	2,463	-
Commercial speculative	-	-	-	-	6,300	-	6,300	-
All other	-	-	-	-	27,506	501	28,007	-
Real estate - residential
Investor	359	-	-	359	134,329	1,160	135,848	-
Owner occupied	2,092	-	-	2,092	107,125	6,745	115,962	-
Revolving and junior liens	255	10	-	265	109,301	2,591	112,157	-
Consumer	-	-	-	-	3,495	-	3,495	-
All other[1]	-	-	-	-	13,018	-	13,018	-
	$6,311	$10	$-	$6,321	$1,121,700	$23,048	$1,151,069	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2014	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$38	$-	$-	$38	$125,658	$1,500	$127,196	$-
Real estate - commercial
Owner occupied general purpose	699	-	-	699	126,029	5,937	132,665	-
Owner occupied special purpose	-	-	-	-	167,874	1,441	169,315	-
Non-owner occupied general purpose	-	-	-	-	153,328	4,907	158,235	-
Non-owner occupied special purpose	-	-	-	-	87,054	1,423	88,477	-
Retail properties	-	-	-	-	37,780	-	37,780	-
Farm	-	-	-	-	14,157	-	14,157	-
Real estate - construction
Homebuilder	-	-	-	-	3,204	-	3,204	-
Land	-	-	-	-	1,658	-	1,658	-
Commercial speculative	-	-	-	-	13,431	-	13,431	-
All other	71	29	-	100	25,841	561	26,502	-
Real estate - residential
Investor	-	-	-	-	135,273	1,942	137,215	-
Owner occupied	1,076	914	-	1,990	107,727	6,711	116,428	-
Revolving and junior liens	94	44	-	138	113,906	2,504	116,548	-
Consumer	-	-	-	-	3,504	-	3,504	-
All other[1]	-	-	-	-	13,017	-	13,017	-
	$1,978	$987	$-	$2,965	$1,129,441	$26,926	$1,159,332	$-

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

March 31, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$111,647	$6,309	$4,936	$-	$122,892
Real estate - commercial
Owner occupied general purpose	125,429	3,123	6,952	-	135,504
Owner occupied special purpose	161,825	6,894	3,423	-	172,142
Non-owner occupied general purpose	146,281	2,872	2,630	-	151,783
Non-owner occupied special purpose	88,655	4,047	1,198	-	93,900
Retail Properties	38,501	2,511	-	-	41,012
Farm	12,027	529	1,370	-	13,926
Real estate - construction
Homebuilder	2,660	-	-	-	2,660
Land	2,463	-	-	-	2,463
Commercial speculative	2,828	-	3,472	-	6,300
All other	27,506	-	501	-	28,007
Real estate - residential
Investor	134,673	-	1,175	-	135,848
Owner occupied	108,433	-	7,529	-	115,962
Revolving and junior liens	108,735	188	3,234	-	112,157
Consumer	3,494	-	1	-	3,495
All other	13,018	-	-	-	13,018
Total	$1,088,175	$26,473	$36,421	$-	$1,151,069

December 31, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$118,845	$3,948	$4,403	$-	$127,196
Real estate - commercial
Owner occupied general purpose	124,936	253	7,476	-	132,665
Owner occupied special purpose	154,225	11,607	3,483	-	169,315
Non-owner occupied general purpose	148,212	3,235	6,788	-	158,235
Non-owner occupied special purpose	78,957	8,097	1,423	-	88,477
Retail Properties	36,779	1,001	-	-	37,780
Farm	14,157	-	-	-	14,157
Real estate - construction
Homebuilder	3,204	-	-	-	3,204
Land	1,658	-	-	-	1,658
Commercial speculative	9,947	-	3,484	-	13,431
All other	25,941	-	561	-	26,502
Real estate - residential
Investor	134,952	-	2,263	-	137,215
Owner occupied	109,085	-	7,343	-	116,428
Revolving and junior liens	112,647	188	3,713	-	116,548
Consumer	3,503	-	1	-	3,504
All other	13,017	-	-	-	13,017
Total	$1,090,065	$28,329	$40,938	$-	$1,159,332

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

The Company did not have any repossessed assets reported in other assets as of March 31, 2015, and December 31, 2014.  The Company had $3.0 million and $3.5 million residential assets in the process of foreclosure as of March 31, 2015, and December 31, 2014, respectively.

Impaired loans by class of loan were as follows:

				Three Months Ended
	As of March 31, 2015			March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$1,897	$2,571	$-	$1,699	$-
Commercial real estate
Owner occupied general purpose	2,593	3,279	-	4,859	15
Owner occupied special purpose	1,154	1,240	-	1,476	6
Non-owner occupied general purpose	750	1,160	-	2,790	-
Non-owner occupied special purpose	-	-	-	712	-
Retail properties	-	-	-	-	-
Farm	1,370	1,370	-	685	-
Construction
Homebuilder	1,320	1,320	-	1,555	21
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	240	324	-	266	-
Residential
Investor	1,760	2,101	-	2,177	10
Owner occupied	11,602	13,113	-	11,511	43
Revolving and junior liens	2,330	3,628	-	2,284	2
Consumer	-	-		-	-
Total impaired loans with no recorded allowance	25,016	30,106	-	30,014	97
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	4,011	4,657	1,304	2,006	-
Owner occupied special purpose	609	687	113	304	-
Non-owner occupied general purpose	-	-	-	38	-
Non-owner occupied special purpose	1,380	1,806	163	690	4
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	261	300	60	266	-
Residential
Investor	131	144	21	133	-
Owner occupied	152	194	30	87	1
Revolving and junior liens	366	405	93	368	1
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	6,910	8,193	1,784	3,892	6
Total impaired loans	$31,926	$38,299	$1,784	$33,906	$103

Impaired loans by class of loans were as follows:

				Three Months Ended
	As of December 31, 2014			March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$1,500	$2,114	$-	$26	$-
Commercial real estate
Owner occupied general purpose	7,125	7,870	-	2,567	1
Owner occupied special purpose	1,798	1,941	-	4,120	-
Non-owner occupied general purpose	4,831	5,653	-	6,886	15
Non-owner occupied special purpose	1,423	1,930	-	652	-
Retail properties	-	-	-	3,107	-
Farm	-	-	-	-	-
Construction
Homebuilder	1,791	1,791	-	1,955	28
Land	-	-	-	209	-
Commercial speculative	-	-	-	1,325	-
All other	291	323	-	150	-
Residential
Investor	2,595	3,024	-	4,673	1
Owner occupied	11,419	12,816	-	9,589	47
Revolving and junior liens	2,238	3,541	-	2,030	1
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	35,011	41,003	-	37,289	93
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	926	-
Owner occupied special purpose	-	-	-	3,225	-
Non-owner occupied general purpose	76	76	21	469	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	84	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	588	-
All other	270	306	98	402	-
Residential
Investor	135	145	24	514	-
Owner occupied	23	65	38	890	2
Revolving and junior liens	371	405	97	997	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	875	997	278	8,095	2
Total impaired loans	$35,886	$42,000	$278	$45,384	$95

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

TDRs that were modified during the period are as follows:

	TDR Modifications
	Three Months Ended March 31, 2015
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Bifurcate[1]	1	$300	$182
Real estate - residential
Owner occupied
Other[2]	1	147	156
	2	$447	$338

	TDR Modifications
	Three Months Ended March 31, 2014
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[2]	2	$1,320	$1,191
Real estate - residential
Owner occupied
HAMP[3]	1	102	76
Deferral[4]	1	237	127
	4	$1,659	$1,394

1  Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

2 Other: Change of terms from bankruptcy court

3 HAMP: Home Affordable Modification Program

4  Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for three months ending March 31, 2015, and March 31, 2014, that were restructured within the 12 month period prior to default.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three months ending March 31, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total
Three months ended March 31, 2015
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	32	495	1	618	118	-	1,264
Recoveries	141	330	5	224	108	-	808
(Release) provision	(241)	1,621	(207)	330	(27)	(1,476)	-
Ending balance	$1,512	$14,033	$1,272	$1,917	$1,417	$1,030	$21,181

Ending balance: Individually evaluated for impairment	$-	$1,580	$60	$144	$-	$-	$1,784
Ending balance: Collectively evaluated for impairment	$1,512	$12,453	$1,212	$1,773	$1,417	$1,030	$19,397

Loans:
Ending balance	$122,892	$608,267	$39,430	$363,967	$3,495	$13,018	$1,151,069
Ending balance: Individually evaluated for impairment	$1,897	$11,867	$1,821	$16,341	$-	$-	$31,926
Ending balance: Collectively evaluated for impairment	$120,995	$596,400	$37,609	$347,626	$3,495	$13,018	$1,119,143

1 As of March 31, 2015, this segment consisted of performing loans that included a higher risk pool of loans rated as substandard that totaled $5.4 million.  The amount of general allocation that was estimated for that portion of these performing substandard rated loans was $1.1 million at March 31, 2015.

Changes in the allowance for loan losses by segment of loans based on method of impairment for three months ending March 31, 2014, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial [1]	Construction	Residential	Consumer	Unallocated	Total
Three months ended March 31, 2014
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	4	329	68	849	110	-	1,360
Recoveries	15	141	37	250	112	-	555
(Release) provision	65	(2,509)	49	30	54	1,311	(1,000)
Ending balance	$2,326	$14,066	$1,998	$2,268	$1,495	$3,323	$25,476

Ending balance: Individually evaluated for impairment	$-	$673	$194	$380	$-	$-	$1,247
Ending balance: Collectively evaluated for impairment	$2,326	$13,393	$1,804	$1,888	$1,495	$3,323	$24,229

Loans:
Ending balance	$107,548	$579,297	$32,016	$375,781	$2,837	$13,758	$1,111,237
Ending balance: Individually evaluated for impairment	$24	$22,790	$4,679	$16,705	$-	$-	$44,198
Ending balance: Collectively evaluated for impairment	$107,524	$556,507	$27,337	$359,076	$2,837	$13,758	$1,067,039

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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2015	2014
Balance at beginning of period	$31,982	$41,537
Property additions	6,108	4,688
Property improvements	-	-
Less:
Property disposals, net of gains/losses	2,020	5,569
Period valuation adjustments	609	436
Balance at end of period	$35,461	$40,220

Activity in the valuation allowance was as follows:

	2015	2014
Balance at beginning of period	$19,229	$22,284
Provision for unrealized losses	609	436
Reductions taken on sales	(382)	(2,647)
Other adjustments	-	(589)
Balance at end of period	$19,456	$19,484

Expenses related to OREO, net of lease revenue includes:

	2015	2014
Gain on sales, net	$(95)	$(386)
Provision for unrealized losses	609	436
Operating expenses	1,001	1,237
Less:
Lease revenue	163	279
	$1,352	$1,008

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2015	December 31, 2014
Noninterest bearing demand	$431,843	$400,447
Savings	252,578	239,845
NOW accounts	344,737	328,641
Money market accounts	299,303	296,617
Certificates of deposit of less than $100,000	247,132	251,108
Certificates of deposit of $100,000 through $250,000	113,160	112,515
Certificates of deposit of more than $250,000	56,025	55,882
	$1,744,778	$1,685,055

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2015, and December 31, 2014.  Junior subordinated debentures are discussed in detail in Note 8:

	March 31, 2015	December 31, 2014
Securities sold under repurchase agreements	$26,513	$21,036
FHLBC advances	30,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$160,391	$169,914

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and have a carrying amount of $26.5 million at March 31, 2015, and $21.0 million at December 31, 2014. The fair value of the pledged collateral was $43.4 million at March 31, 2015, and December 31, 2014.  At March 31, 2015, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2015, the Bank had taken an advance of $30.0 million on the FHLBC stock valued at $4.3 million, collateralized securities with a fair value of $74.1 million and loans with a principal balance of $46.8 million, which carry a combined collateral value of $143.4 million.  The Company has excess collateral of $112.1 million available to secure borrowings.  At December 31, 2014, the Bank had an advance of $45.0 million on FBLBC stock valued at $4.3 million.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both March 31, 2015, and December 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At March 31, 2015, and December 31, 2014, the Company was in compliance with all covenants contained within the credit agreement.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal of the senior debt is the $500,000 in term debt. Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

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

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2015, the Company is current on the payments due on these securities.

Note 9 – Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2015, 122,500 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the plans was $177,000 in the first three months of 2015.

There were no stock options granted in the first quarter of 2015 or 2014.  All stock options are granted for a term of ten years.  There were no stock options exercised during the first quarter of 2015 or 2014.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the three months ending March 31, 2015, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	229,000	$28.28
Canceled	-	-
Expired	-	-
Ending outstanding	229,000	$28.28	1.9	$-

Exercisable at end of period	229,000	$28.28	1.9	$-

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

There were 101,500 restricted awards issued under the Plans during the three months ending March 31, 2015.  There were no restricted awards issued during the three months ending March 31, 2014.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the three months ending March 31, 2015, is as follows:

	March 31, 2015
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	325,000	$4.15
Granted	101,500	5.38
Vested	(50,000)	3.90
Forfeited	(13,500)	4.25
Nonvested at March 31	363,000	$4.53

Total unrecognized compensation cost of restricted awards was $648,000 as of March 31, 2015, which is expected to be recognized over a weighted-average period of 2.28 years.  Total unrecognized compensation cost of restricted awards was $303,000 as of March 31, 2014, which was expected to be recognized over a weighted-average period of 1.99 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of March 31 (in thousands except for share data):

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Weighted-average common shares outstanding	29,470,297	13,921,023
Weighted-average common shares less stock based awards	29,470,297	13,912,523
Weighted-average common shares stock based awards	-	169,111
Net income	$3,499	$2,202
Preferred stock dividends and accretion	824	1,572
Net earnings available to common stockholders	2,675	630
Basic earnings per share common undistributed earnings	N/A	0.04
Basic earnings per share	0.09	0.04
Diluted earnings per share:
Weighted-average common shares outstanding	29,470,297	13,921,023
Dilutive effect of nonvested restricted awards[1]	203,583	160,611
Diluted average common shares outstanding	29,673,880	14,081,634
Net earnings available to common stockholders	$2,675	$630
Diluted earnings per share	$0.09	$0.04

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	1,044,339	1,140,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of March 31, 2015, and March 31, 2014, because the warrant was anti-dilutive.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

The Company completed the redemption of 25,669 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”) in the second quarter of 2014.  As previously disclosed, the Company completed a public offering of 15,525,000 shares of common stock in April of 2014.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on the Company’s  trust preferred securities or junior subordinated debentures discussed in Note 8, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption of the Series B Stock.  The amount remaining after the completion of these transactions was retained at the Company for use in addressing general corporate matters.  The redemption price for such Series B Stock was 94.75% of the liquidation value of the shares and the holders of the redeemed shares agreed to forebear payment of dividends due and waived any rights to such dividend upon redemption.  The Company redeemed all shares of Series B Stock held by directors of the Company on the same terms.

On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the remaining issued and outstanding shares of the Company’s Series B Stock.  The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Preferred Stock outstanding, and redeeming one-third of the Series B Preferred Stock resulted in the redemption of 15,778 shares of Series B Preferred Stock.  The redemption was successfully completed in the first quarter.  As of March 31, 2015, 31,553 shares of the Series B Preferred Stock remained outstanding.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2015, the Bank exceeds those thresholds.

At March 31, 2015, the Bank’s Tier 1 capital leverage ratio was 12.15%, up 13 basis points from December 31, 2014, and well above the 8.00% objective.  The Bank’s total capital ratio was 18.18%, down 55 basis points from December 31, 2014, and also well above the objective of 12.00%.

On July 22, 2011, the Company entered into a Written Agreement with the Reserve Bank designed to maintain the financial soundness of the Company. Pursuant to the Written Agreement, the Company took certain actions and operated in compliance with the Written Agreement’s provisions during its term.  On January 17, 2014, the Reserve Bank terminated the Written Agreement.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2015, and December 31, 2014.

The Company completed the redemption of certain of its Series B Fixed Rate Cumulative Preferred Stock (the “Series B Stock”) in the second quarter of 2014 and the first quarter of 2015.  The Company completed a public offering of common stock in April of 2014.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on trust preferred securities, the accumulated but unpaid dividends on the Series B Stock and to complete this redemption.  All ratios for March 31, 2015, reflect these changes in the Company’s capital.

At March 31, 2015, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  For all periods prior to 2015, all capital ratios displayed were calculated without giving effect to the final Basel III capital rules.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$136,976	9.46%	$65,158	4.50%	N/A	N/A
Old Second Bank	245,076	16.91	65,218	4.50	$94,204	6.50%
Total capital to risk weighted assets
Consolidated	250,416	17.30	115,799	8.00	N/A	N/A
Old Second Bank	263,398	18.18	115,907	8.00	144,883	10.00
Tier 1 capital to risk weighted assets
Consolidated	197,987	13.68	86,836	6.00	N/A	N/A
Old Second Bank	245,076	16.91	86,958	6.00	115,944	8.00
Tier 1 capital to average assets
Consolidated	197,987	9.82	80,646	4.00	N/A	N/A
Old Second Bank	245,076	12.15	80,683	4.00	100,854	5.00

December 31, 2014
Total capital to risk weighted assets
Consolidated	$240,566	17.68%	$108,853	8.00%	N/A	N/A
Old Second Bank	254,897	18.73	108,872	8.00	$136,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	196,499	14.44	54,432	4.00	N/A	N/A
Old Second Bank	237,828	17.47	54,454	4.00	81,681	6.00
Tier 1 capital to average assets
Consolidated	196,499	9.93	79,154	4.00	N/A	N/A
Old Second Bank	237,828	12.02	79,144	4.00	98,930	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with a correspondent bank includes $45.0 million in subordinated debt.  That debt obligation qualifies at 60% of the original amount for Tier 2 regulatory capital at March 31, 2015, and December 31, 2014.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  At March 31, 2015 $49.5 million and $7.1 million of the trust preferred proceeds qualified as Tier 1 regulatory capital and Tier 2 regulatory capital, respectively. All $56.6 million of the trust preferred proceeds qualified as Tier 1 regulatory capital as of December 31, 2014.  All of the Series B Stock qualified as Tier 1 regulatory capital as of March 31, 2015, and December 31, 2014.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, the Bank must keep a buffer of 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter of Common Equity Tier 1 minimum requirement in order to avoid limitations on capital distributions.  The Bank has the ability and the authority to pay dividends to the Company to pay debt and to meet preferred dividend requirements.

As discussed in Note 8, as of March 31, 2015, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its common stock.  In the second quarter of 2014, the Company terminated the deferral period and paid all accumulated and unpaid interest on the junior subordinated debentures which totaled $19.7 million.  The Company is currently paying interest as it comes due.

Furthermore, as with the debentures discussed above, the Company is prohibited from paying dividends on its common stock unless it has fully paid all deferred dividends on the Series B Stock.  On April 15, 2014, the Company declared a dividend of approximately $15.8 million on its Series B Stock to stockholders of record on May 1, 2014.  Series B Stock dividends of $10.3 million were paid on May 15, 2014.  The Company is currently paying dividends as they come due and $710,000 was paid on February 15, 2015 on the remaining shares outstanding at that date and is current with the Series B Stock dividends.

On April 28, 2014, the Company redeemed 25,669 shares of the Series B Stock from certain holders, which included certain of the Company’s directors, at a redemption price of 94.75% of the per share liquidation value, or $947.50 per share, for a total price of approximately $24.3 million.  The Company paid $22.9 million to a large private investor and an additional $1.4 million to Company directors for these purchases.  The holders of such shares waived their rights to any dividends on the Series B Stock, and such holders did not receive any part of the declared dividend on the Series B Stock. In May, the Company paid $10.3 million in Series B Stock dividends.  In the second quarter, the Company also recognized benefit from $5.4 million in net income available to common stockholders reflecting both reversal of dividends previously accrued as well as dividends accumulated but not accrued by the Company and waived by holders upon redemption.  As of December 31, 2014, there were 47,331 shares of the Series B Preferred Stock outstanding, and redeemed approximately one-third of the Series B Preferred Stock in the first quarter of 2015 resulted in the redemption of 15,778 shares of Series B Preferred Stock.  The redemption was successfully completed in the quarter.  As of March 31, 2015, 31,553 shares of the Series B Preferred Stock remain outstanding.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarter ended March 31, 2015, there was a transfer of $24.9 million from Level 3 to Level 2 in asset-backed securities. For the quarter ended March 31 2014, there were no significant transfers between levels.

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

•

From December 31, 2013, to December 31, 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services for auction rate asset-backed securities.  At March 31, 2015, these securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.  Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2015, and December 31, 2014, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,525	$-	$-	$1,525
U.S. government agencies	-	1,611	-	1,611
States and political subdivisions	-	33,628	118	33,746
Corporate Bonds	-	33,004	-	33,004
Collateralized mortgage obligations	-	68,093	-	68,093
Asset-backed securities	-	168,256	-	168,256
Collateralized loan obligations	-	93,017	-	93,017
Loans held-for-sale	-	7,038	-	7,038
Mortgage servicing rights	-	-	5,254	5,254
Other assets (Interest rate swap agreements)	-	66	-	66
Other assets (Mortgage banking derivatives)	-	296	-	296
Total	$1,525	$405,009	$5,372	$411,906

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$66	$-	$66
Total	$-	$66	$-	$66

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,527	$-	$-	$1,527
U.S. government agencies	-	1,624	-	1,624
States and political subdivisions	-	21,900	118	22,018
Corporate bonds	-	30,985	-	30,985
Collateralized mortgage obligations	-	63,627	-	63,627
Asset-backed securities	-	120,555	52,941	173,496
Collateralized loan obligations	-	92,209	-	92,209
Loans held-for-sale	-	5,072	-	5,072
Mortgage servicing rights	-	-	5,462	5,462
Other assets (Interest rate swap agreements net of swap credit valuation)	-	30	-	30
Other assets (Mortgage banking derivatives)	-	143	-	143
Total	$1,527	$336,145	$58,521	$396,193

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$30	$-	$30
Total	$-	$30	$-	$30

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three months ended March 31, 2015
	Securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(454)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	401
Settlements	-	-	(155)
Sales	(27,455)	-	-
Ending balance March 31, 2015	$-	$118	$5,254

	Three months ended March 31, 2014
	Securities available-for-sale
		States and	Mortgage	Interest Rate
	Asset-	Political	Servicing	Swap
	backed	Subdivisions	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Total gains or losses
Included in earnings (or changes in net assets)	226	-	111	5
Included in other comprehensive income	(315)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	4,290	-	-	-
Issuances	-	-	(304)	-
Ending balance March 31, 2014	$158,338	$125	$5,614	$(1)

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,254	Discounted Cash Flow	Discount Rate	9.7-15.5%	11.9%
			Prepayment Speed	4.8-35.1%	10.2%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2014:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,462	Discounted Cash Flow	Discount Rate	9.7-108.2%	10.2%
			Prepayment Speed	5.0-78.4%	10.9%

Asset-backed securities	52,941	Discounted Cash Flow	Credit Risk Premium	0.9-0.9%	0.9%
		with comparable transaction yields	Liquidity Discount	3.5-3.7%	3.6%

The $118,000 on the state and political subdivisions line at March 31, 2015, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2015, and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$4,776	$4,776
Other real estate owned, net[2]	-	-	35,461	35,461
Total	$-	$-	$40,237	$40,237

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the fair value of the impaired loan had a carrying amount of $6.6 million, with a valuation allowance of $1.8 million, resulting in an increase of specific allocations within the allowance for loan losses of $1.5 million for the three months ending March 31, 2015.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $35.5 million, which is made up of the outstanding balance of $56.8 million, net of a valuation allowance of $19.5 million and participations of $1.8 million, at March 31, 2015.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$564	$564
Other real estate owned, net[2]	-	-	31,982	31,982
Total	$-	$-	$32,546	$32,546

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $842,000, with a valuation allowance of $278,000, resulting in a decrease of specific allocations within the provision for loan losses of $2.1 million for the year ending December 31, 2014.

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

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $1.3 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at March 31, 2015.  The Bank had $3.0 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2014.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At March 31, 2015, the notional amount of non-hedging interest rate swaps was $13.1 million with a weighted average maturity of 2.9 years.  At December 31, 2014, the notional amount of non-hedging interest rate swaps was $16.3 million with a weighted average maturity of 2.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of March 31, 2015, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$13,123	Other Assets	$66	Other Liabilities	$66
Commitments[1]	222,684	Other Assets	296	N/A	-
Forward contracts[2]	28,654	N/A	-	Other Liabilities	-
Total			$362		$66

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2014.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$16,334	Other Assets	$30	Other Liabilities	$30
Commitments[1]	201,946	Other Assets	143	N/A	-
Forward contracts[2]	14,000	N/A	-	Other Liabilities	-
Total			$173		$30

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2015, and December 31, 2014.

The following table is a summary of letter of credit commitments (in thousands):

	March 31, 2015			December 31, 2014
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$5,227	$5,282	$55	$4,745	$4,800
Commercial standby	-	47	47	-	49	49
Performance standby	416	5,386	5,802	416	5,690	6,106
	471	10,660	11,131	471	10,484	10,955
Non-borrower:
Performance standby	-	576	576	-	572	572
	-	576	576	-	572	572
Total letters of credit	$471	$11,236	$11,707	$471	$11,056	$11,527

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. During the years ended December 31, 2014, and 2013, the Company participated in multiple redemptions with the FHLBC and, using the redemption values as the carrying value, FHLBC stock is carried at a Level 2 fair value since December 31, 2012.  The Company had redemptions of $1.2  million in the year 2014.  Of note, the Company redeemed $788,000 in April of 2015.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,051	$19,051	$19,051	$-	$-
Interest bearing deposits with financial institutions	55,111	55,111	55,111	-	-
Securities available-for-sale	399,252	399,252	1,525	397,609	118
Securities held-to-maturity	257,332	265,095	-	265,095	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	57,161	57,161	-	57,161	-
Loans held-for-sale	7,038	7,038	-	7,038	-
Loans, net	1,129,888	1,142,727	-	-	1,142,727
Accrued interest receivable	4,953	4,953	-	4,953	-

Financial liabilities:
Noninterest bearing deposits	$431,843	$431,843	$431,843	$-	$-
Interest bearing deposits	1,312,935	1,313,710	-	1,313,710	-
Securities sold under repurchase agreements	26,513	26,513	-	26,513	-
Other short-term borrowings	30,000	30,000	-	30,000	-
Junior subordinated debentures	58,378	54,631	32,408	22,223	-
Subordinated debenture	45,000	39,690	-	39,690	-
Note payable and other borrowings	500	427	-	427	-
Borrowing interest payable	68	68	-	68	-
Deposit interest payable	421	421	-	421	-

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,101	$30,101	$30,101	$-	$-
Interest bearing deposits with financial institutions	14,096	14,096	14,096	-	-
Securities available-for-sale	385,486	385,486	1,527	330,900	53,059
Securities held-to-maturity	259,670	263,266	-	263,266	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	56,807	56,807	-	56,807	-
Loans held-for-sale	5,072	5,072	-	5,072	-
Loans, net	1,137,695	1,151,223	-	-	1,151,223
Accrued interest receivable	4,888	4,888	-	4,888	-

Financial liabilities:
Noninterest bearing deposits	$400,447	$400,447	$400,447	$-	$-
Interest bearing deposits	1,284,608	1,284,887	-	1,284,887	-
Securities sold under repurchase agreements	21,036	21,036	-	21,036	-
Other short-term borrowings	45,000	45,000	-	45,000	-
Junior subordinated debentures	58,378	54,686	32,441	22,245	-
Subordinated debenture	45,000	39,366	-	39,366	-
Note payable and other borrowings	500	422	-	422	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	467	467	-	467	-

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

On August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Stock.  Further, the Company also elected to defer interest payments on certain of its subordinated debentures. However, under the terms of the Series B Stock, if the Company failed to pay dividends for an aggregate of six quarters on the Series B Stock, whether or not consecutive, the holders would have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Stock also prevent the Company from paying cash dividends or generally repurchasing its common stock while Series B Stock dividends are in arrears.

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

On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the issued and outstanding shares of the Company’s Series B Stock.  The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Stock outstanding, and redeeming one-third of the Series B Preferred Stock resulted in the redemption of 15,778 shares of Series B Stock.  The redemption was successfully completed in the first quarter.  As of March 31, 2015, 31,553 shares of the Series B Stock remain outstanding.

At March 31, 2015, the Company carried $31.6 million of Series B Stock in total stockholders’ equity.  The Company carried $47.3 million and $72.9 million of Series B Stock in total stockholders’ equity at December 31, 2014, and December 31, 2013, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition and the results of operations for the quarter ended as of March 31, 2015, as compared to the quarters ended December 31, 2014, and March 31, 2014.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2014 Form 10-K.

Our exemplary community banking franchise has emerged from the difficult years following 2008 as an enduring entity, but is challenged daily by market competition, difficulties in our market environments and, on going financial industry as well as regulatory developments.  Management believes the Company is positioned for further growth and success.  As we look to provide enduring value to our customers and the communities in which we operate, we still find steady but sluggish growth in our local markets similar to information discussed on the issues faced in the national economy.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for growth.  As the Company’s residential mortgage business experienced strong performance in the first quarter, our other services continued to encounter fierce competition in our chosen communities.

As previously disclosed, James L. Eccher assumed responsibilities as the Chief Executive Officer and President of the Company, effective as of January 1, 2015, while William B. Skoglund retired from the position of Chief Executive Officer and President of the Company on the same date.  Mr. Eccher remains as the Chief Executive Officer and President of the Bank.  Mr. Skoglund remains the Chairman of the Board of both the Company and the Bank.

Results of Operations

Management has remained vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  First quarter review of the loan portfolio concluded that the reserve for loan and lease loss was adequate and appropriate for estimable losses at March 31, 2015.  No loan loss reserve release or provision was recorded in the first quarter of 2015.  This compared to a $1.3 million loan loss reserve release for the fourth quarter of 2014 and a $1.0 million loan loss reserve release in first quarter of 2014.

Net income before taxes of $5.4 million in the first quarter of 2015 compares to $4.8 million for the fourth quarter of 2014 and $3.4 million in the first quarter of last year.  Last year’s first quarter included lower levels of net interest income, residential mortgage banking revenue and debit card interchange income as well as an overall higher levels of noninterest expense, most notably in amortization of the core deposit intangible now fully amortized.  When compared to the fourth quarter of 2014, the first quarter 2015 reflected a lower level of net interest income, especially after last year’s loan loss reserve release.  Noninterest income strengthened on higher residential mortgage revenue and nonrecurring items shown in other and described below.  Noninterest expense decreased on a linked quarter basis largely on lower expenses related to foreclosed real estate.

In the first quarter of 2015, earnings per share was $0.09 per diluted share on net income available to common shareholders of $2.7 million.  Earnings per share for the fourth quarter of 2014 was $0.06 per diluted share on $1.9 million of net income to common stockholders.  All information reflects management actions to redeem outstanding Series B Stock (with resulting benefit in net income to common stockholders) both in second quarter of last year and in the first quarter of 2015.  These results compare to $0.04 per diluted share, on net income to common stockholders of $630,000 for the first quarter of 2014.  All 2014 and 2015 Series B Stock dividends incorporate an increase in the dividend rate from 5% to 9% in February of 2014.

Net Interest Income

Net interest and dividend income decreased $544,000 from $15.1 million for the quarter ended December 31, 2014, to $14.6 million for the quarter ended March 31, 2015.  Average earning assets for the first quarter of 2015 increased $51.9 million, or 2.9%, from a total of $1.78 billion at March 31, 2014, essentially in loans.  Average loans for the first quarter, including loans held for sale, increased $55.0 million when compared to the first quarter of 2014.

Management continues to develop loan pipelines and expects that pipeline volume will generate future loan growth.  As loan volume continues at a modest growth pace, management also increased available-for-sale securities in the first quarter of 2015 by $13.8 million or 3.6% over year end 2014.  Average loans as a percentage of average total earning assets is essentially unchanged at quarter end compared to year end 2014.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased slightly from 3.35% in the fourth quarter of 2014 to 3.26% in the first quarter of 2015.  The average tax-equivalent yield on earning assets decreased from 3.83% in the fourth quarter of 2014 to 3.71% in the first quarter of 2015.  For the same comparative period, the cost of funds on interest bearing liabilities decreased from 0.65% to 0.63% providing a marginal offset to the decrease in earning asset yield.

Period loan yields are reflective of competitive pressures on new loan yield.  Additionally, management continued to see competitive pressure to reduce interest rates on loans retained at renewal.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2015, December 31, 2014, and March 31, 2014.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(Dollar amounts in thousands - unaudited)

	Quarters Ended
	March 31, 2015			December 31, 2014			March 31, 2014
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$18,022	$12	0.27	$19,643	$13	0.26	$23,775	$15	0.25
Securities:
Taxable	615,299	3,375	2.19	619,307	3,691	2.38	616,433	3,502	2.27
Non-taxable (TE)	23,518	217	3.69	11,412	148	5.19	18,561	228	4.91
Total securities	638,817	3,592	2.25	630,719	3,839	2.43	634,994	3,730	2.35
Dividends from Reserve Bank and FHLBC stock	9,058	77	3.40	9,058	77	3.40	10,292	76	2.95
Loans and loans held-for-sale[1]	1,161,444	13,289	4.58	1,145,362	13,649	4.66	1,106,409	12,988	4.70
Total interest earning assets	1,827,341	16,970	3.71	1,804,782	17,578	3.83	1,775,470	16,809	3.79
Cash and due from banks	31,744	-	-	31,314	-	-	29,901	-	-
Allowance for loan losses	(21,605)	-	-	(23,231)	-	-	(27,102)	-	-
Other noninterest bearing assets	218,544	-	-	227,729	-	-	236,356	-	-
Total assets	$2,056,024			$2,040,594			$2,014,625

Liabilities and Stockholders' Equity
NOW accounts	$338,385	$72	0.09	$321,662	$69	0.09	$303,553	$64	0.09
Money market accounts	298,324	70	0.10	298,134	70	0.09	314,803	94	0.12
Savings accounts	245,005	37	0.06	237,870	37	0.06	234,353	41	0.07
Time deposits	418,615	807	0.78	421,584	896	0.84	468,138	1,321	1.14
Interest bearing deposits	1,300,329	986	0.31	1,279,250	1,072	0.33	1,320,847	1,520	0.47
Securities sold under repurchase agreements	23,437	1	0.02	27,298	1	0.01	24,539	1	0.02
Other short-term borrowings	25,722	8	0.12	24,946	8	0.13	4,111	1	0.10
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,072	7.35	58,378	1,387	9.50
Subordinated debt	45,000	197	1.75	45,000	199	1.73	45,000	196	1.74
Notes payable and other borrowings	500	4	3.20	500	4	3.13	500	4	3.20
Total interest bearing liabilities	1,453,366	2,268	0.63	1,435,372	2,356	0.65	1,453,375	3,109	0.86
Noninterest bearing deposits	405,933	-	-	400,001	-	-	373,711	-	-
Other liabilities	11,734	-	-	12,177	-	-	38,966	-	-
Stockholders' equity	184,991	-	-	193,044	-	-	148,573	-	-
Total liabilities and stockholders' equity	$2,056,024			$2,040,594			$2,014,625
Net interest income (TE)		$14,702			$15,222			$13,700
Net interest income (TE)
to total earning assets			3.26			3.35			3.13
Interest bearing liabilities to earning assets	79.53%			79.53%			81.86%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $486,000,  $572,000 and $550,000 for the first quarter of 2015, the fourth quarter of 2014 and the first quarter of 2014, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Net Interest Margin
Interest income (GAAP)	$16,866	$17,498	$16,704
Taxable-equivalent adjustment:
Loans	28	28	25
Securities	76	52	80
Interest income - TE	16,970	17,578	16,809
Interest expense (GAAP)	2,268	2,356	3,109
Net interest income -TE	$14,702	$15,222	$13,700
Net interest income (GAAP)	$14,598	$15,142	$13,595
Average interest earning assets	$1,827,341	$1,804,782	$1,775,470
Net interest margin (GAAP)	3.24%	3.33%	3.11%
Net interest margin - TE	3.26%	3.35%	3.13%

Asset Quality

The Company had no loan loss reserve release or provision in the first quarter of 2015.  By comparison, the Company recognized a $1.3 million reserve release in the fourth quarter of 2014 and $1.0 million reserve release in the first quarter of 2014.  The provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans decreased to $23.4 million at March 31, 2015, from $27.1 million at December 31, 2014.  The decrease is driven by a small number of specific relationships that migrated to OREO.  Net charge-offs totaled $456,000 in the first quarter of 2015 while net charge-offs totaled $805,000 for the first quarter of 2014.  The distribution of the Company’s remaining nonperforming loans is included in the following table.

				March 31, 2015
	Nonperforming Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Real estate-construction	$501	$561	$2,888	(10.7)	(82.7)
Real estate-residential:
Investor	1,160	1,942	3,876	(40.3)	(70.1)
Owner occupied	7,007	6,818	5,901	2.8	18.7
Revolving and junior liens	2,638	2,551	2,726	3.4	(3.2)
Real estate-commercial, nonfarm	8,784	13,708	23,172	(35.9)	(62.1)
Real estate-commercial, farm	1,370	-	-	-	-
Commercial	1,897	1,500	24	26.5	N/M
Other	-	-	-	-	-
	$23,357	$27,080	$38,587	(13.7)	(39.5)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2015	Total	2014	Total	2014	Total
Real estate-construction
Homebuilder	$-	-	$(109)	(27.7)	$(35)	(4.3)
Land	(3)	(0.7)	(14)	(3.6)	1	0.1
Commercial speculative	-	-	-	-	-	-
All other	(1)	(0.2)	(3)	(0.8)	65	8.1
Total real estate-construction	(4)	(0.9)	(126)	(32.1)	31	3.9
Real estate-residential
Investor	(11)	(2.4)	(23)	(5.9)	92	11.4
Owner occupied	67	14.7	(9)	(2.3)	8	1.0
Revolving and junior liens	338	74.1	416	105.9	499	62.0
Total real estate-residential	394	86.4	384	97.7	599	74.4
Real estate-commercial, nonfarm
Owner general purpose	495	108.6	14	3.6	-	-
Owner special purpose	(4)	(0.9)	111	28.2	259	32.2
Non-owner general purpose	(326)	(71.5)	(34)	(8.6)	18	2.2
Non-owner special purpose	-	-	10	2.5	-	-
Retail properties	-	-	(3)	(0.8)	(89)	(11.1)
Total real estate-commercial, nonfarm	165	36.2	98	24.9	188	23.3
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	(109)	(23.9)	57	14.5	(11)	(1.4)
Other	10	2.2	(20)	(5.0)	(2)	(0.2)
Total	$456	100.0	$393	100.0	$805	100.0

Charge-offs for the first quarter of 2015 were from previously established specific reserves on nonaccrual loans deemed uncollectible.  Gross charge-offs for the first quarter of 2015 were $1.3 million compared to $1.4 million for the first quarter of 2014 reflecting our efforts to improve loan quality in improved but still challenging markets.  Recoveries were $808,000 and $555,000 for the same time periods, respectively.

				March 31, 2015
	Classified Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Real estate-construction	$3,973	$4,045	$6,430	(1.8)	(38.2)
Real estate-residential:
Investor	1,175	2,263	7,674	(48.1)	(84.7)
Owner occupied	7,529	7,343	6,847	2.5	10.0
Revolving and junior liens	3,234	3,713	3,645	(12.9)	(11.3)
Real estate-commercial, nonfarm	14,203	19,170	27,633	(25.9)	(48.6)
Real estate-commercial, farm	1,370	-	-	-	-
Commercial	4,936	4,403	455	12.1	984.8
Other	1	1	-	-	-
	$36,421	$40,938	$52,684	(11.0)	(30.9)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and paying capacity of the obligor or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  Effective January 1, 2015 and for the quarter end ratio calculation, management applied capital rules as announced effective January 1, 2015 also known as the Basel III regulations.  This ratio ended at 27.0% for quarter end.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014

Allowance at beginning of quarter	$21,637	$23,330	$27,281
Charge-offs:
Commercial	32	59	4
Real estate - commercial	495	338	329
Real estate - construction	1	-	68
Real estate - residential	618	641	849
Consumer and other loans	118	103	110
Total charge-offs	1,264	1,141	1,360
Recoveries:
Commercial	141	2	15
Real estate - commercial	330	240	141
Real estate - construction	5	126	37
Real estate - residential	224	257	250
Consumer and other loans	108	123	112
Total recoveries	808	748	555
Net charge-offs (recoveries)	456	393	805
Loan loss reserve release	-	(1,300)	(1,000)
Allowance at end of period	$21,181	$21,637	$25,476

Average total loans (exclusive of loans held-for-sale)	1,156,662	1,141,297	1,104,065
Net charge-offs to average loans	0.04%	0.03%	0.07%
Allowance at period end to average loans	1.83%	1.90%	2.31%

Ending balance: Individually evaluated for impairment	$1,784	$278	$1,247
Ending balance: Collectively evaluated for impairment	$19,397	$21,359	$24,229

The coverage ratio of the allowance for loan losses to nonperforming loans was 90.7% at March 31, 2015, up from 79.9% as of December 31, 2014, and 66.0% as of March 31, 2014.  Management updated the estimated specific allocations in the first quarter after receiving more recent appraisals of collateral or information on cash flow trends related to the impaired credits.  Excluding the specific allocation related to a potential loan sale discussed below, this update resulted in a slightly lower amount required in the reserve for estimable losses on these credits at the end of the first quarter 2015 compared to year end 2014 and sharply lower when compared to period end first quarter 2014.  The estimated general risk allocation was also sharply lower when compared March 31, 2014, and slightly lower when compared to December 31, 2014.  The third component of the Company’s loan loss reserve analysis reflects management factors applied to loans by type and showed essentially unchanged required reserves when compared to December 31, 2014, and an incremental $620,000 in required reserves when compared to March 31, 2014.

After the end of the first quarter 2015, the Bank entered negotiations to sell several related problem loans in a transaction that would generate charge-off entries as a result of sale terms.  The table above reflects specific loan loss reserve allocations as appropriate.  Management completed the sale on April 23, 2015, under terms in conformity with those specific allocations.  Sale of these loans will also result in improvements to the Bank profile on nonperforming loans and classified loans in April 2015 internal management reporting.

Under an additional transaction on another loan, the Bank received payment on April 24, 2015, in the amount of $504,311 under insurance coverage on property related to a fully charged-off loan with amounts charged-off in excess of this dollar amount received.  The insurer made this payment under a court judgement issued in late March of 2015.  This payment will be recorded as a recovery in the second quarter of 2015.

After a review of the adequacy of the loan loss reserve at March 31, 2015, management concluded that, for the first quarter of 2015 neither a loan loss provision or a loan loss reserve release were appropriate.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased slightly from 1.9% of total loans as of December 31, 2014, to 1.8% of total loans at March 31, 2015.  In management’s judgment, an adequate,  allowance for estimated losses has been established for inherent losses at March 31, 2015.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO increased to $35.5 million at March 31, 2015, from $32.0 million at December 31, 2014, and decreased from $40.2 million at March 31, 2014.  Property additions exceeded property disposals and valuation adjustments to OREO in the three months ended March 31, 2015, most notably a late quarter OREO addition of $2.7 million.  The quarterly property additions and improvements were relatively consistent at $4.7 million, $4.8 million and $4.8 million for the first three quarters of 2014 and then dropped to $2.6 million for the fourth quarter of 2014.  At the same time, property disposals and valuation adjustments combined to reduce OREO by $6.0 million, $5.8 million, $3.1 million with a sharply higher reduction of 11.5 million for the quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively.  In the quarter ended March 31, 2015, recorded additions reached $6.1 million and dispositions plus valuation adjustments decreased to $2.6 million, a level seen in only one quarter of 2014.

				March 31, 2015
	Three Months Ended			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Beginning balance	$31,982	$40,877	$41,537	(21.8)	(23.0)
Property additions	6,108	2,458	4,688	148.5	30.3
Property improvements	-	157	-	(100.0)	-
Less:				-	-
Property disposals	2,020	9,732	5,569	(79.2)	(63.7)
Period valuation adjustments	609	1,778	436	(65.7)	39.7
Other real estate owned	$35,461	$31,982	$40,220	10.9	(11.8)

The OREO valuation reserve was $19.5 million, which was 35.4% of gross OREO at March 31, 2015.  The valuation reserve represented 32.6% and 37.5% of gross OREO at March 31, 2014, and December 31, 2014, respectively.  In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposal or upon update to valuation in the future.  Of note, properties valued in total at $2.6 million (approximately 7.2% of the March 31, 2015, total OREO) have been in OREO for five years or more.

OREO Properties by Type

(in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$3,113	9%	$2,621	8%	$4,730	12%
Lots (single family and commercial)	13,407	38%	13,235	41%	14,298	36%
Vacant land	2,725	8%	2,725	9%	3,135	8%
Multi-family	2,337	6%	1,549	5%	5,045	12%
Commercial property	13,879	39%	11,852	37%	13,012	32%
Total OREO properties	$35,461	100%	$31,982	100%	$40,220	100%

Noninterest Income

				1st Qtr 2015
	Three Months Ended			Percent Change From
(in thousands)	1st Qtr	4th Qtr	1st Qtr	4th Qtr	1st Qtr
	2015	2014	2014	2014	2014
Trust income	$1,486	$1,579	$1,459	(5.9)	1.9
Service charges on deposits	1,541	1,725	1,720	(10.7)	(10.4)
Residential mortgage banking revenue	1,659	1,100	727	50.8	128.2
Securities (loss) gains, net	(109)	262	(69)	(141.6)	(58.0)
Increase in cash surrender value of bank-owned life insurance	354	369	358	(4.1)	(1.1)
Debit card interchange income	959	1,035	830	(7.3)	15.5
Other income	2,083	1,021	1,296	104.0	60.7
Total noninterest income	$7,973	$7,091	$6,321	12.4	26.1

As shown above, noninterest income experienced no significant linked quarter improvements in the first quarter except for residential mortgage banking revenue and other income.  The Company experienced strong mortgage loan origination results in the quarter with mortgage originations reaching the highest level in the last two years.  Robust overall mortgage loan origination volumes, driven by refinancing volume, were up 57% from the fourth quarter.  Other income includes a nonrecurring incentive payment of $917,000 from a service provider in a long term mutually productive relationship with Old Second.  Other income for the quarter also reflects the death benefit realized on a life insurance policy held by the Bank.  Year over year noninterest income increased approximately 11% when the items noted above in 2015 are excluded.

Noninterest Expense

				1st Qtr 2015
	Three Months Ended			Percent Change From
(in thousands)	1st Qtr	4th Qtr	1st Qtr	4th Qtr	1st Qtr
	2015	2014	2014	2014	2014
Salaries	$7,157	$7,299	$6,872	(1.9)	4.1
Bonus	417	180	709	131.7	(41.2)
Benefits and other	1,681	1,548	1,520	8.6	10.6
Total salaries and employee benefits	9,255	9,027	9,101	2.5	1.7
Occupancy expense, net	1,271	1,154	1,481	10.1	(14.2)
Furniture and equipment expense	1,001	1,016	983	(1.5)	1.8
FDIC insurance	273	615	279	(55.6)	(2.2)
General bank insurance	357	358	489	(0.3)	(27.0)
Amortization of core deposit intangible asset	-	-	512	N/A	(100.0)
Advertising expense	205	225	303	(8.9)	(32.3)
Debit card interchange expense	352	423	378	(16.8)	(6.9)
Legal fees	223	335	257	(33.4)	(13.2)
Other real estate owned expense, net	1,352	2,252	1,008	(40.0)	34.1
Other expense	2,864	3,362	2,725	(14.8)	5.1
Total noninterest expense	$17,153	$18,767	$17,516	(8.6)	(2.1)
Efficiency ratio	68.77%	74.22%	78.86%

The efficiency ratio shown in the table above is calculated as noninterest expense excluding core deposit intangible amortization and OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and with a tax equivalent adjustment on the increase in cash surrender value of bank-owned life insurance.

Noninterest expense decreased on a linked quarter basis primarily on lower FDIC expense, as well as reduced debit card interchange, legal and OREO expenses.  First quarter 2015 total noninterest expense was down from first quarter 2014.  Excluding the benefit from the now fully amortized core deposit intangible asset, noninterest expense was essentially flat.

.

Income Taxes

The Company recorded a tax expense of $1.9 million on $5.4 million pre-tax income for the first quarter of 2015.  For the three months ended March 31, 2015, tax expense was composed of $105,000 in current income tax expense and $1.8 million in deferred income tax expense.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through March 31, 2015.  The Company has no valuation reserve on the deferred tax assets as of March 31, 2015.

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

Financial Condition

Total assets increased $35.7 million, or 1.7%, from December 31, 2014, to $2.10 billion as of March 31, 2015.  Loans decreased by $8.3 million, or 0.7%, as management continued to emphasize credit quality under an overarching relationship lending program.  At the same time, loan charge-off activity reduced balances, and collateral that previously secured loans moved to OREO.  OREO increased $3.5 million , or 10.9% at March 31, 2015, compared to year end 2014.  Available-for-sale securities increased by $13.8 million while held-to-maturity securities decreased $2.3 million in the three months ending March 31, 2015.

Loans

Total loans were $1.15 billion as of March 31, 2015, a decrease of $8.3 million from $1.16 billion as of December 31, 2014.  The decrease in loans reflects modest growth in real estate commercial lending offset by declines in most other portfolio segments, notably Commercial down 4.1%.  Challenging economic circumstances, seasonally reduced demand and an intensely competitive environment served to temper overall loan growth.

				March 31, 2015
	Major Classification of Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Commercial	$114,241	$119,158	$98,321	(4.1)	16.2
Real estate - commercial	608,267	600,629	579,297	1.3	5.0
Real estate - construction	39,430	44,795	32,016	(12.0)	23.2
Real estate - residential	363,967	370,191	375,781	(1.7)	(3.1)
Consumer	3,495	3,504	2,837	(0.3)	23.2
Overdraft	368	649	301	(43.3)	22.3
Lease financing receivables	8,651	8,038	9,227	7.6	(6.2)
Other	11,945	11,630	13,019	2.7	(8.2)
	1,150,364	1,158,594	1,110,799	(0.7)	3.6
Net deferred loan costs	705	738	438	(4.5)	61.0
	$1,151,069	$1,159,332	$1,111,237	(0.7)	3.6

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been subject of extensive discussion on a state and national level.    The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 87.9% of the portfolio as of March 31, 2015, compared to 87.6% of the portfolio as of December 31, 2014.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				March 31, 2015
(in thousands)	Securities Portfolio as of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Securities available-for-sale, at fair value
U.S. Treasury	$1,525	$1,527	$1,540	(0.1)	(1.0)
U.S. government agencies	1,611	1,624	1,665	(0.8)	(3.2)
States and political subdivisions	33,746	22,018	26,459	53.3	27.5
Corporate bonds	33,004	30,985	31,272	6.5	5.5
Collateralized mortgage obligations	68,093	63,627	51,124	7.0	33.2
Asset-backed securities	168,256	173,496	288,152	(3.0)	(41.6)
Collateralized loan obligations	93,017	92,209	-	0.9	-
Total securities available-for-sale	$399,252	$385,486	$400,212	3.6	(0.2)
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$37,135	$37,125	$35,292	0.0	5.2
Collateralized mortgage obligations	220,197	222,545	229,006	(1.1)	(3.8)
Total securities held-to-maturity	$257,332	$259,670	$264,298	(0.9)	(2.6)

Total securities	$656,584	$645,156	$664,510	1.8	(1.2)

The total investment portfolio reached $656.6 million at March 31, 2015.  The available-for-sale (“AFS”) portfolio increased 3.6% during the first quarter to end at $399.3 million.  Modest net increases are found in corporate bond and collateralized mortgage obligations holdings, up 6.5% and 7.0% respectively.  The 53.3% increase in state and political subdivisions since December 31, 2014, reflects investments in tax anticipation warrants.  The Company had no purchase or sale activity in the held-to-maturity portfolio in the first quarter.

Net realized losses totaled $109,000 for the first quarter of 2015.  Net unrealized losses on the AFS portfolio before deferred taxes were $5.2 million at March 31, 2015, a decrease of $1.0 million for the quarter.

.

Deposits and Borrowings

				March 31, 2015
	Deposit Detail as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2014	2014
Noninterest bearing	$431,843	$400,447	$387,090	7.8	11.6
Savings	252,578	239,845	244,944	5.3	3.1
NOW accounts	344,737	328,641	309,385	4.9	11.4
Money market accounts	299,303	296,617	318,192	0.9	(5.9)
Certificates of deposit of less than $100,000	247,132	251,108	282,569	(1.6)	(12.5)
Certificates of deposit of $100,000 through $250,000	113,160	112,515	132,448	0.6	(14.6)
Certificates of deposit of more than $250,000	56,025	55,882	49,653	0.3	12.8
	$1,744,778	$1,685,055	$1,724,281	3.5	1.2

Total deposits increased $59.7 million during the quarter ended March 31, 2015, to $1.74 billion.  Savings, NOW and money market deposit volume increased by $31.5 million.  Also during the period, certificates of deposit or time deposits decreased by $3.2 million while noninterest bearing demand increased $31.4 million.

Average balance for interest bearing deposits was $1.30 billion for the first three months of 2015.  Average balance for noninterest bearing deposits was $405.9 million in the same period.  When compared to the first quarter of 2014, average balances in 2015 reflect lower interest bearing deposit volumes, driven by time deposits and money market accounts, but increased noninterest bearing deposits and slightly higher savings balances.  Management believes that reductions in average time deposits reflect maturities of deposits from past higher rate environments.  Further, management believes that the increase in transaction account balances at March 31, 2015, reflects customer choice at that date.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both March 31, 2015, and December 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At March 31, 2015, the Company was in compliance with the financial covenants contained within the credit agreement.

The Company increased its securities sold under repurchase agreements to $26.5 million at March 31, 2015, from $21.0 million at December 31, 2014.  The Company had taken an advance from Federal Home Loan Bank of Chicago of $45.0 million at December 31, 2014, and an advance of $30.0 million at March 31, 2014.

The Company is also obligated on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  In April 2014, the Company concluded a successful capital raise and used some of the capital raise proceeds to pay interest accrued but previously unpaid on the trust preferred securities.  The Company is currently paying interest as it comes due.  The Company is current on all payments due on these securities.

Capital

As of March 31, 2015, total stockholders’ equity was $181.8 million, which was a decrease of $12.3 million from $194.2 million as of December 31, 2014.  This decrease was directly attributable to the redemption of approximately one-third of the Company’s Series B Stock completed in first quarter of 2015.  The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighting of the Bank’s assets, developed by the OCC and the other bank regulatory agencies.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on their trust preferred securities.  On April 21, 2014, the Company paid the accumulated and unpaid interest on the trust preferred securities and terminated the deferral period. In the first quarter of 2015, the Company paid $1.1 million for the regularly scheduled payments.

During the fourth quarter 2012, the Treasury announced the continuation of individual auctions of the Series B Stock that was issued through the Capital Purchase Program and the Company was informed that the Series B Stock would be auctioned.  Auction transactions were settled in first quarter 2013 reflecting Treasury’s efforts to conclude the CPP.  The auctions were successful for the Treasury as all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  The Company completed redemption of 25,669 shares of its Series B Stock in the second quarter of 2014 using some proceeds from its issuance of 15,525,000 shares of common stock in April of 2014.  On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the issued and outstanding shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Preferred Stock outstanding, and redeeming one-third of the Series B Preferred Stock resulted in the redemption of 15,778 shares of Series B Preferred Stock.  The redemption was successfully completed in the first quarter quarter of 2015.  As of March 31, 2015, 31,553 shares of the Series B Preferred Stock remain outstanding.

At December 31, 2013 and December 31, 2014, the Company carried $72.9 million and $47.3 million, respectively of Series B Stock in total stockholders’ equity.  Following the successful redemption of Series B Stock discussed above, the Company carried $31.6 million of Series B Stock at March 31, 2015.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock increased from 5% to 9% in February 2014.  The Company paid $710,000 on February 15, 2015 on the remaining shares outstanding at that date and is current with the Series B Stock dividends.

Management has all options to redeem the Series B Stock, which carries a 9.0% dividend rate, under evaluation.  The Company will take action to redeem the Series B Stock only when it is effective to do so and after a complete review of long term and short term considerations.

The Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets increased to 7.17% and 9.46%, respectively, at March 31, 2015, compared to 7.12% and 6.80%, respectively, at December 31, 2014.  The issuance of 15,525,000 common shares net of repurchasing Series B Stock in 2014 and additional Series B stock repurchased in the first quarter of 2015 resulted in a positive impact on the regulatory ratios and the non-GAAP ratios noted above in the quarter ending March 31, 2015.  The Company does not anticipate any significant effect to the Bank’s regulatory ratios as the Company does not have any immediate plans to use any of the proceeds to increase Bank capital.  All capital ratios and regulatory capital information for 2015 give full effect to the Basel III capital regulations in effect as of January 1, 2015.  All other capital ratios and regulatory capital information for other periods reflects the regulatory regulations in effect for the relevant time period.

	(unaudited)		(unaudited)
	As of March 31,		As of December 31,
(in thousands)	2015	2014	2014

Tier 1 capital
Total equity	$181,840	$149,488	$194,163
Tier 1 adjustments:
Trust preferred securities allowed	49,497	52,327	56,625
Cumulative other comprehensive loss	7,023	7,493	7,713
Disallowed intangible assets	-	(665)	-
Disallowed deferred tax assets	(40,373)	(66,139)	(61,456)
Other	-	(561)	(546)
Tier 1 capital	$197,987	$141,943	$196,499

Total capital
Tier 1 capital	$197,987	$141,943	$196,499
Tier 2 additions:
Allowable portion of allowance for loan losses	18,307	16,467	17,072
Additional trust preferred securities disallowed for tier 1 capital	7,128	4,298	-
Subordinated debt	27,000	36,000	27,000
Tier 2 additions subtotal	52,435	56,765	44,072
Allowable Tier 2	52,435	56,765	44,072
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$250,416	$198,702	$240,565

Tangible common equity
Total equity	$181,840	$149,488	$194,163
Less: Preferred equity	31,553	73,000	47,331
Intangible assets	-	665	-
Tangible common equity	$150,287	$75,823	$146,832

Tier 1 common equity
Tangible common equity	$150,287	$75,823	$146,832
Tier 1 adjustments:
Cumulative other comprehensive loss	7,023	7,493	7,713
Other	(20,334)	(66,700)	(62,002)
Tier 1 common equity	$136,976	$16,616	$92,543

Tangible assets
Total assets	$2,097,510	$2,059,419	$2,061,787
Less:
Goodwill and intangible assets	-	665	-
Tangible assets	$2,097,510	$2,058,754	$2,061,787

Total risk-weighted assets
On balance sheet	$1,381,444	$1,268,368	$1,328,227
Off balance sheet	66,270	40,009	32,707
Total risk-weighted assets	$1,447,714	$1,308,377	$1,360,934

Average assets
Total average assets for leverage	$2,015,651	$1,947,260	$1,978,591

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

Net cash inflows from operating activities were $3.4 million during the first three months of 2015, compared with net cash outflows of $4.9 million in the same period in 2014.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first three months of 2015, compared to inflows in the same period in 2014.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for of the first three months of 2015 and 2014.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $6.8 million in the first three months of 2015, compared to net cash outflows of $45.5 million in the same period in 2014.  In the first three months of 2015, securities transactions accounted for net outflows of $10.3 million, and net principal disbursed on loans accounted for net inflows of $1.7 million.  In the first three months of 2014, securities transactions accounted for net outflows of $35.6 million, and net principal received on loans accounted for net outflows of $15.5 million.  Proceeds from sales of OREO accounted for $2.1 million and $6.0 million in investing cash inflows for the first three months of 2015 and 2014, respectively.

Net cash inflows from financing activities in the first three months of 2015 were $33.3 million, compared with net cash inflows of $57.8 million in the first three months of 2014.  Redemption of 15,778 shares of Series B Stock and dividends paid on Series B Stock accounted for net cash outflows of $16.8 million in the first three months of 2015.  Net deposit inflows in the first three months of 2015 were $59.7 million compared to net deposit inflows of $42.2 million in the first three months of 2014.  Other short-term borrowings had net cash outflows of $15.0 million and inflows of $15.0 million related to FHLBC repayment in the first three months of 2015 and an FHLBC advance in the first three months of 2014.  Changes in securities sold under repurchase agreements accounted for $5.5 million and $652,000 in net inflows, respectively, in the first three months of 2015 and 2014.

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

Interest rates in early 2015 have continued at historically low levels.  Market expectations about interest rate increases later 2015 are varied given uncertain domestic and international economic conditions.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from March 31, 2015, and December 31, 2014, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more.  Compared to December 31, 2014, the Company had more earnings gains (in both dollars and percentage) if interest rates should rise.  Largely due to additions to the securities portfolio that benefit from rising interest rates, along with increases in low cost deposits,  the Company has marginally increased the amount of earnings gains if interest rates were to rise.  Management considers the current level of interest rate risk to be low, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal Funds rates and the Bank's prime rate were stable at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2015
Dollar change	N/A	N/A	$(847)	$627	$1,799	$3,660
Percent change	N/A	N/A	(1.5)%	1.1%	3.2%	6.4%

December 31, 2014
Dollar change	N/A	N/A	(718)	$264	$1,086	$2,243
Percent change	N/A	N/A	(1.2)	0.5%	1.9%	3.9%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2014.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015, and March 31, 2014; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015, and March 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015, and March 31, 2014; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 8, 2015