Form 10-Q
period 2015-06-30
OLD SECOND BANCORP INC
filed 2015-08-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer☐   (do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 6, 2015, the Registrant had outstanding 29,478,429 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$29,164	$30,101
Interest bearing deposits with financial institutions	9,352	14,096
Cash and cash equivalents	38,516	44,197
Securities available-for-sale, at fair value	399,836	385,486
Securities held-to-maturity, at amortized cost	253,419	259,670
Federal Home Loan Bank and Federal Reserve Bank stock	8,271	9,058
Loans held-for-sale	6,208	5,072
Loans	1,158,883	1,159,332
Less: allowance for loan losses	18,321	21,637
Net loans	1,140,562	1,137,695
Premises and equipment, net	41,696	42,335
Other real estate owned	31,964	31,982
Mortgage servicing rights, net	5,884	5,462
Bank-owned life insurance (BOLI)	57,444	56,807
Deferred tax assets, net	65,473	70,141
Other assets	15,780	13,882
Total assets	$2,065,053	$2,061,787

Liabilities
Deposits:
Noninterest bearing demand	$432,773	$400,447
Interest bearing:
Savings, NOW, and money market	877,587	865,103
Time	403,192	419,505
Total deposits	1,713,552	1,685,055
Securities sold under repurchase agreements	32,415	21,036
Other short-term borrowings	20,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	9,967	12,655
Total liabilities	1,879,812	1,867,624

Stockholders’ Equity
Preferred stock	31,553	47,331
Common stock	34,423	34,365
Additional paid-in capital	115,651	115,332
Retained earnings	106,791	100,697
Accumulated other comprehensive loss	(7,211)	(7,713)
Treasury stock	(95,966)	(95,849)
Total stockholders’ equity	185,241	194,163
Total liabilities and stockholders’ equity	$2,065,053	$2,061,787

	June 30, 2015		December 31, 2014
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	1,000	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	31,553	34,422,234	47,331	34,364,734
Shares outstanding	31,553	29,478,429	47,331	29,442,508
Treasury shares	-	4,943,805	-	4,922,226

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except share data)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$13,467	$13,046	$26,685	$25,984
Loans held-for-sale	72	29	115	54
Securities:
Taxable	3,372	3,352	6,747	6,854
Tax exempt	163	118	304	266
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	77	78	154	154
Interest bearing deposits with financial institutions	19	20	31	35
Total interest and dividend income	17,170	16,643	34,036	33,347
Interest expense
Savings, NOW, and money market deposits	183	188	362	387
Time deposits	771	1,210	1,578	2,531
Other short-term borrowings	7	3	16	5
Junior subordinated debentures	1,071	1,388	2,143	2,775
Subordinated debt	202	198	399	394
Notes payable and other borrowings	-	4	4	8
Total interest expense	2,234	2,991	4,502	6,100
Net interest and dividend income	14,936	13,652	29,534	27,247
Loan loss reserve release	(2,300)	(1,000)	(2,300)	(2,000)
Net interest and dividend income after provision for loan losses	17,236	14,652	31,834	29,247
Noninterest income
Trust income	1,596	1,677	3,082	3,136
Service charges on deposits	1,779	1,796	3,320	3,516
Secondary mortgage fees	281	155	525	267
Mortgage servicing gain, net of changes in fair value	500	64	292	17
Net gain on sales of mortgage loans	1,695	1,038	3,318	1,700
Securities (loss) gain, net	(12)	295	(121)	226
Increase in cash surrender value of bank-owned life insurance	283	366	637	724
Debit card interchange income	1,050	930	2,009	1,760
Other income	1,092	1,160	3,175	2,456
Total noninterest income	8,264	7,481	16,237	13,802
Noninterest expense
Salaries and employee benefits	9,149	9,183	18,404	18,284
Occupancy expense, net	1,094	1,185	2,365	2,666
Furniture and equipment expense	1,065	984	2,066	1,967
FDIC insurance	377	627	650	906
General bank insurance	310	343	667	832
Amortization of core deposit	-	511	-	1,023
Advertising expense	353	459	558	762
Debit card interchange expense	400	412	752	790
Legal fees	420	409	643	666
Other real estate expense, net	2,388	1,650	3,740	2,658
Other expense	3,371	3,289	6,235	6,014
Total noninterest expense	18,927	19,052	36,080	36,568
Income before income taxes	6,573	3,081	11,991	6,481
Provision for income taxes	2,444	1,060	4,363	2,258
Net income	$4,129	$2,021	$7,628	$4,223
Preferred stock dividends and accretion of discount	710	1,348	1,534	2,920
Dividends waived upon preferred stock redemption	-	(5,433)	-	(5,433)
Gain on preferred stock redemption	-	(1,348)	-	(1,348)
Net income available to common stockholders	$3,419	$7,454	$6,094	$8,084

Basic earnings per share	$0.12	$0.26	$0.21	$0.38
Diluted earnings per share	0.12	0.26	0.21	0.38

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$4,129	$2,021	$7,628	$4,223

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(575)	3,710	346	2,621
Related tax benefit (expense)	228	(1,527)	(210)	(1,079)
Holding (losses) gains after tax on available-for-sale securities	(347)	2,183	136	1,542

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(12)	295	(121)	226
Income tax benefit (expense) on net realized (losses) gains	3	(121)	48	(93)
Net realized (losses) gains after tax	(9)	174	(73)	133
Other comprehensive (loss) income on available-for-sale securities	(338)	2,009	209	1,409

Accretion of net unrealized holding gains on held-to-maturity securities transferred from available-for-sale securities	254	247	497	494
Related tax expense	(104)	(102)	(204)	(204)
Other comprehensive income on held-to-maturity securities	150	145	293	290
Total other comprehensive (loss) income	(188)	2,154	502	1,699
Total comprehensive income	$3,941	$4,175	$8,130	$5,922

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$7,628	$4,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	1,216	1,272
Change in fair value of mortgage servicing rights	513	630
Loan loss reserve release	(2,300)	(2,000)
Provision for deferred tax expense	4,206	2,335
Originations of loans held-for-sale	(114,718)	(52,057)
Proceeds from sales of loans held-for-sale	115,940	52,784
Net gain on sales of mortgage loans	(3,318)	(1,700)
Change in current income taxes receivable (payable)	27	(78)
Increase in cash surrender value of bank-owned life insurance	(637)	(724)
Change in accrued interest receivable and other assets	(1,899)	(4,399)
Change in accrued interest payable and other liabilities	(2,474)	(21,066)
Net premium amortization/discount (accretion) on securities	154	(950)
Securities losses (gains), net	121	(226)
Amortization of core deposit	-	1,023
Stock based compensation	344	82
Net gain on sale of other real estate owned	(337)	(409)
Provision for other real estate owned losses	2,697	1,261
Net cash provided by (used in) operating activities	7,163	(19,999)
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	28,292	14,606
Proceeds from sales of securities available-for-sale	56,121	163,107
Purchases of securities available-for-sale	(98,806)	(132,073)
Proceeds from maturities and calls including pay down of securities held-to-maturity	6,983	3,902
Purchases of securities held-to-maturity	-	(11,212)
Proceeds from sales of Federal Home Loan Bank stock	787	-
Net change in loans	(7,582)	(42,259)
Improvements in other real estate owned	-	(131)
Proceeds from sales of other real estate owned	4,673	10,927
Net purchases of premises and equipment	(577)	(509)
Net cash (used in) provided by investing activities	(10,109)	6,358
Cash flows from financing activities
Net change in deposits	28,497	18,696
Net change in securities sold under repurchase agreements	11,379	15,573
Net change in other short-term borrowings	(25,000)	(5,000)
Redemption of preferred stock	(15,778)	(24,321)
Proceeds from the issuance of common stock	-	64,395
Dividends paid on preferred stock	(1,716)	(10,258)
Purchase of treasury stock	(117)	(46)
Net cash (used in) provided by financing activities	(2,735)	59,039
Net change in cash and cash equivalents	(5,681)	45,398
Cash and cash equivalents at beginning of period	44,197	47,660
Cash and cash equivalents at end of period	$38,516	$93,058

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
Supplemental cash flow information	2015	2014
Income taxes paid	$130	$-
Interest paid for deposits	1,993	3,027
Interest paid for borrowings	2,564	20,150
Non-cash transfer of loans to other real estate owned	7,015	9,343
Change in dividends accrued	(182)	(9,123)
Accretion on preferred stock discount	-	58

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				4,223			4,223
Other comprehensive gain, net of tax					1,699		1,699
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			82				82
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,870				64,395
Preferred stock accretion and declared dividends		58		(1,193)			(1,135)
Balance, June 30, 2014	$34,365	$47,331	$115,183	$96,927	$(5,339)	$(95,849)	$192,618

Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				7,628			7,628
Other comprehensive gain, net of tax					502		502
Change in restricted stock	58		(58)				-
Tax effect from vesting of restricted stock			33				33
Stock based compensation			344				344
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(15,778)					(15,778)
Preferred stock accretion and declared dividends				(1,534)			(1,534)
Balance, June 30, 2015	$34,423	$31,553	$115,651	$106,791	$(7,211)	$(95,966)	$185,241

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments, that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2014.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.  On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU 2014-09.  On April 29, 2015, FASB issued a proposed accounting standards update to defer the effective date of an additional year.  The deferral of the effective date was approved on July 9, 2015, and will be effective for annual reporting periods beginning after December 15, 2017.

Note 2 – Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity needs and income objectives of the Company.  While the portfolio serves as an important component of the overall liquidity management at the Bank, portions of the portfolio will also serve as income producing assets.  The size and composition of the portfolio reflects liquidity needs, loan demand and interest income objectives.

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

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $3.5 million at June 30, 2015, and $4.3 million at December 31, 2014.  Reserve Bank stock was recorded at $4.8 million at June 30, 2015, and December 31, 2014.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at June 30, 2015,  and December 31, 2014, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,519	$1	$-	$1,520
U.S. government agencies	1,697	-	(102)	1,595
U.S. government agencies mortgage-backed	5,545	-	-	5,545
States and political subdivisions	13,053	368	(172)	13,249
Corporate bonds	31,376	-	(771)	30,605
Collateralized mortgage obligations	76,519	50	(1,575)	74,994
Asset-backed securities	181,625	220	(3,190)	178,655
Collateralized loan obligations	94,243	59	(629)	93,673
Total Securities Available-for-Sale	$405,577	$698	$(6,439)	$399,836
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$36,995	$1,791	$-	$38,786
Collateralized mortgage obligations	216,424	3,391	(634)	219,181
Total Securities Held-to-Maturity	$253,419	$5,182	$(634)	$257,967

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,529	$-	$(2)	$1,527
U.S. government agencies	1,711	-	(87)	1,624
States and political subdivisions	21,682	432	(96)	22,018
Corporate bonds	31,243	309	(567)	30,985
Collateralized mortgage obligations	65,728	31	(2,132)	63,627
Asset-backed securities	175,565	199	(2,268)	173,496
Collateralized loan obligations	94,236	176	(2,203)	92,209
Total Securities Available-for-Sale	$391,694	$1,147	$(7,355)	$385,486
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,125	$2,030	$-	$39,155
Collateralized mortgage obligations	222,545	3,005	(1,439)	224,111
Total Securities Held-to-Maturity	$259,670	$5,035	$(1,439)	$263,266

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2015, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$2,141	1.63%	$2,159
Due after one year through five years	6,900	2.99%	7,073
Due after five years through ten years	33,501	2.43%	32,811
Due after ten years	5,103	3.28%	4,926
	47,645	2.56%	46,969
Mortgage-backed and collateralized mortgage obligations	82,064	1.44%	80,539
Asset-backed securities	181,625	1.22%	178,655
Collateralized loan obligations	94,243	2.87%	93,673
	$405,577	1.81%	$399,836
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$253,419	3.02%	$257,967

Securities with unrealized losses at June 30, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
June 30, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$102	$1,595	1	$102	$1,595
States and political subdivisions	2	37	1,841	1	135	1,720	3	172	3,561
Corporate bonds	6	311	16,064	3	460	14,541	9	771	30,605
Collateralized mortgage obligations	6	335	44,131	4	1,240	19,400	10	1,575	63,531
Asset-backed securities	7	2,046	98,917	5	1,144	61,397	12	3,190	160,314
Collateralized loan obligations	8	387	44,231	4	242	24,488	12	629	68,719
	29	$3,116	$205,184	18	$3,323	$123,141	47	$6,439	$328,325
Securities Held-to-Maturity
Collateralized mortgage obligations	6	$189	$31,761	4	$445	$46,400	10	$634	$78,161
	6	$189	$31,761	4	$445	$46,400	10	$634	$78,161

	Less than 12 months			Greater than 12 months
December 31, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$2	$1,527	-	$-	$-	1	$2	$1,527
U.S. government agencies	-	-	-	1	87	1,624	1	87	1,624
States and political subdivisions	4	96	4,896	-	-	-	4	96	4,896
Corporate bonds	4	486	15,246	1	81	1,921	5	567	17,167
Collateralized mortgage obligations	5	900	38,284	3	1,232	21,604	8	2,132	59,888
Asset-backed securities	9	1,077	99,286	3	1,191	43,662	12	2,268	142,948
Collateralized loan obligations	12	2,203	82,387	-	-	-	12	2,203	82,387
	35	$4,764	$241,626	8	$2,591	$68,811	43	$7,355	$310,437
Securities Held-to-Maturity
Collateralized mortgage obligations	7	$457	$49,302	4	$982	$46,283	11	1,439	95,585
	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585

Recognition of other-than-temporary impairment was not necessary in the three and six months ending June 30, 2015, or the year ended December 31, 2014.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2015	December 31, 2014
Commercial	$123,372	$119,158
Real estate - commercial	612,379	600,629
Real estate - construction	32,157	44,795
Real estate - residential	365,989	370,191
Consumer	3,854	3,504
Overdraft	408	649
Lease financing receivables	8,571	8,038
Other	11,391	11,630
	1,158,121	1,158,594
Net deferred loan fees	762	738
	$1,158,883	$1,159,332

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 87.2% and 87.6% of the portfolio at June 30, 2015, and December 31, 2014, respectively.

Aged analysis of past due loans by class of loans were as follows:

.								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
June 30, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$131,343	$600	$131,943	$-
Real estate - commercial
Owner occupied general purpose	-	-	-	-	127,516	1,915	129,431	-
Owner occupied special purpose	-	-	-	-	173,200	790	173,990	-
Non-owner occupied general purpose	270	-	-	270	156,771	730	157,771	-
Non-owner occupied special purpose	4,021	-	-	4,021	92,865	-	96,886	-
Retail properties	-	-	-	-	41,016	-	41,016	-
Farm	-	-	-	-	12,013	1,272	13,285	-
Real estate - construction
Homebuilder	-	41	-	41	2,654	-	2,695	-
Land	-	-	-	-	2,573	-	2,573	-
Commercial speculative	-	-	-	-	2,286	3,472	5,758	-
All other	-	-	-	-	20,651	480	21,131	-
Real estate - residential
Investor	168	-	-	168	138,474	792	139,434	-
Owner occupied	31	297	-	328	110,140	6,273	116,741	-
Revolving and junior liens	418	-	-	418	106,744	2,652	109,814	-
Consumer	50	-	-	50	3,804	-	3,854	-
All other[1]	-	-	-	-	12,561	-	12,561	-
	$4,958	$338	$-	$5,296	$1,134,611	$18,976	$1,158,883	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2014	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$38	$-	$-	$38	$125,658	$1,500	$127,196	$-
Real estate - commercial
Owner occupied general purpose	699	-	-	699	126,029	5,937	132,665	-
Owner occupied special purpose	-	-	-	-	167,874	1,441	169,315	-
Non-owner occupied general purpose	-	-	-	-	153,328	4,907	158,235	-
Non-owner occupied special purpose	-	-	-	-	87,054	1,423	88,477	-
Retail properties	-	-	-	-	37,780	-	37,780	-
Farm	-	-	-	-	14,157	-	14,157	-
Real estate - construction
Homebuilder	-	-	-	-	3,204	-	3,204	-
Land	-	-	-	-	1,658	-	1,658	-
Commercial speculative	-	-	-	-	13,431	-	13,431	-
All other	71	29	-	100	25,841	561	26,502	-
Real estate - residential
Investor	-	-	-	-	135,273	1,942	137,215	-
Owner occupied	1,076	914	-	1,990	107,727	6,711	116,428	-
Revolving and junior liens	94	44	-	138	113,906	2,504	116,548	-
Consumer	-	-	-	-	3,504	-	3,504	-
All other[1]	-	-	-	-	13,017	-	13,017	-
	$1,978	$987	$-	$2,965	$1,129,441	$26,926	$1,159,332	$-

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

June 30, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$124,831	$6,414	$698	$-	$131,943
Real estate - commercial
Owner occupied general purpose	124,737	2,779	1,915	-	129,431
Owner occupied special purpose	171,862	1,338	790	-	173,990
Non-owner occupied general purpose	150,971	5,800	1,000	-	157,771
Non-owner occupied special purpose	92,865	4,021	-	-	96,886
Retail Properties	39,506	1,510	-	-	41,016
Farm	11,484	529	1,272	-	13,285
Real estate - construction
Homebuilder	2,695	-	-	-	2,695
Land	2,573	-	-	-	2,573
Commercial speculative	2,286	-	3,472	-	5,758
All other	20,651	-	480	-	21,131
Real estate - residential
Investor	138,459	-	975	-	139,434
Owner occupied	109,690	-	7,051	-	116,741
Revolving and junior liens	106,334	188	3,292	-	109,814
Consumer	3,853	-	1	-	3,854
All other	12,561	-	-	-	12,561
Total	$1,115,358	$22,579	$20,946	$-	$1,158,883

December 31, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$118,845	$3,948	$4,403	$-	$127,196
Real estate - commercial
Owner occupied general purpose	124,936	253	7,476	-	132,665
Owner occupied special purpose	154,225	11,607	3,483	-	169,315
Non-owner occupied general purpose	148,212	3,235	6,788	-	158,235
Non-owner occupied special purpose	78,957	8,097	1,423	-	88,477
Retail Properties	36,779	1,001	-	-	37,780
Farm	14,157	-	-	-	14,157
Real estate - construction
Homebuilder	3,204	-	-	-	3,204
Land	1,658	-	-	-	1,658
Commercial speculative	9,947	-	3,484	-	13,431
All other	25,941	-	561	-	26,502
Real estate - residential
Investor	134,952	-	2,263	-	137,215
Owner occupied	109,085	-	7,343	-	116,428
Revolving and junior liens	112,647	188	3,713	-	116,548
Consumer	3,503	-	1	-	3,504
All other	13,017	-	-	-	13,017
Total	$1,090,065	$28,329	$40,938	$-	$1,159,332

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

The Company did not have any repossessed assets reported in other assets as of June 30, 2015,  and December 31, 2014.  The Company had $3.2 million and $3.5 million residential assets in the process of foreclosure as of June 30, 2015,  and December 31, 2014, respectively.

Impaired loans by class of loans were as follows:

				Six Months Ended
	As of June 30, 2015			June 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$600	$776	$-	$1,050	$-
Commercial real estate
Owner occupied general purpose	3,079	3,769	-	5,102	39
Owner occupied special purpose	1,141	1,236	-	1,470	12
Non-owner occupied general purpose	729	1,162	-	2,780	-
Non-owner occupied special purpose	-	-	-	711	-
Retail properties	-	-	-	-	-
Farm	1,272	1,338	-	636	-
Construction
Homebuilder	-	-	-	896	-
Land	-	-	-	-	-
Commercial speculative	3,472	3,472	-	1,736	-
All other	229	287	-	260	-
Residential
Investor	1,519	1,864	-	2,057	19
Owner occupied	11,435	12,894	-	11,427	90
Revolving and junior liens	2,437	3,671	-	2,337	2
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	25,913	30,469	-	30,462	162
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	38	-
Non-owner occupied special purpose	177	293	-	89	9
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	251	294	27	260	-
Residential
Investor	-	-	-	68	-
Owner occupied	13	56	22	18	-
Revolving and junior liens	462	505	89	416	2
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	903	1,148	138	889	11
Total impaired loans	$26,816	$31,617	$138	$31,351	$173

Impaired loans by class of loans were as follows:

				Six Months Ended
	As of December 31, 2014			June 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$1,500	$2,114	$-	$24	$-
Commercial real estate
Owner occupied general purpose	7,125	7,870	-	2,527	2
Owner occupied special purpose	1,798	1,941	-	3,151	-
Non-owner occupied general purpose	4,831	5,653	-	5,964	30
Non-owner occupied special purpose	1,423	1,930	-	600	-
Retail properties	-	-	-	3,078	-
Farm	-	-	-	-	-
Construction
Homebuilder	1,791	1,791	-	1,904	47
Land	-	-	-	209	-
Commercial speculative	-	-	-	369	-
All other	291	323	-	156	-
Residential
Investor	2,595	3,024	-	4,294	1
Owner occupied	11,419	12,816	-	9,483	88
Revolving and junior liens	2,238	3,541	-	1,851	3
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	35,011	41,003	-	33,610	171
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	609	-
Owner occupied special purpose	-	-	-	2,450	-
Non-owner occupied general purpose	76	76	21	745	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	84	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	587	-
All other	270	306	98	363	-
Residential
Investor	135	145	24	960	-
Owner occupied	23	65	38	1,028	7
Revolving and junior liens	371	405	97	914	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	875	997	278	7,740	7
Total impaired loans	$35,886	$42,000	$278	$41,350	$178

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Bifurcate[1]	-	$-	$-	1	$300	$177
Real estate - residential
Owner occupied
Other[2]	1	46	45	3	404	414
Revolving and junior liens
HAMP[3]	4	233	233	4	233	233
	5	$279	$278	8	$937	$824

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[2]	-	$-	$-	2	$1,320	$1,159
Real estate - residential
Owner occupied
HAMP[3]	-	-	-	1	102	75
Deferral[4]	1	107	107	2	344	231
	1	$107	$107	5	$1,766	$1,465

1  Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

2 Other: Change of terms from bankruptcy court

3 HAMP: Home Affordable Modification Program

4  Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the three and six months ended June 30, 2015, and June 30, 2014, that  was restructured within the 12 month period prior to default.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and six months ending June 30, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Unallocated	Total
Three months ended June 30, 2015
Beginning balance	$1,512	$14,033	$1,272	$1,917	$1,417	$1,030	$21,181
Charge-offs	858	1,031	1	159	93	-	2,142
Recoveries	83	965	61	403	70	-	1,582
(Release) provision	895	(3,766)	(670)	(301)	(145)	1,687	(2,300)
Ending balance	$1,632	$10,201	$662	$1,860	$1,249	$2,717	$18,321

Six months ended June 30, 2015
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	890	1,526	2	777	211	-	3,406
Recoveries	224	1,295	66	627	178	-	2,390
(Release) provision	654	(2,145)	(877)	29	(172)	211	(2,300)
Ending balance	$1,632	$10,201	$662	$1,860	$1,249	$2,717	$18,321

Ending balance: Individually evaluated for impairment	$-	$-	$27	$111	$-	$-	$138
Ending balance: Collectively evaluated for impairment	$1,632	$10,201	$635	$1,749	$1,249	$2,717	$18,183

Loans:
Ending balance	$131,943	$612,379	$32,157	$365,989	$3,854	$12,561	$1,158,883
Ending balance: Individually evaluated for impairment	$600	$6,398	$3,952	$15,866	$-	$-	$26,816
Ending balance: Collectively evaluated for impairment	$131,343	$605,981	$28,205	$350,123	$3,854	$12,561	$1,132,067

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and six months ending June 30, 2014, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Unallocated	Total
Three months ended June 30, 2014
Beginning balance	$2,326	$14,066	$1,998	$2,268	$1,495	$3,323	$25,476
Charge-offs	3	760	105	978	139	-	1,985
Recoveries	35	87	467	689	87	-	1,365
(Release) provision	(367)	(165)	(606)	394	21	(277)	(1,000)
Ending balance	$1,991	$13,228	$1,754	$2,373	$1,464	$3,046	$23,856

Six months ended June 30, 2014
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	7	1,089	173	1,827	249	-	3,345
Recoveries	50	228	504	939	199	-	1,920
(Release) provision	(302)	(2,674)	(557)	424	75	1,034	(2,000)
Ending balance	$1,991	$13,228	$1,754	$2,373	$1,464	$3,046	$23,856

Ending balance: Individually evaluated for impairment	$-	$803	$135	$502	$-	$-	$1,440
Ending balance: Collectively evaluated for impairment	$1,991	$12,425	$1,619	$1,871	$1,464	$3,046	$22,416

Loans:
Ending balance	$115,474	$599,796	$32,265	$368,592	$3,064	$13,556	$1,132,747
Ending balance: Individually evaluated for impairment	$21	$17,131	$2,598	$16,379	$-	$-	$36,129
Ending balance: Collectively evaluated for impairment	$115,453	$582,665	$29,667	$352,213	$3,064	$13,556	$1,096,618

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2015	2014	2015	2014
Balance at beginning of period	$35,461	$40,220	$31,982	$41,537
Property additions	907	4,655	7,015	9,343
Property improvements	-	131	-	131
Less:
Property disposals, net of gains/losses	2,316	4,949	4,336	10,518
Period valuation adjustments	2,088	825	2,697	1,261
Balance at end of period	$31,964	$39,232	$31,964	$39,232

Activity in the valuation allowance was as follows:

	2015	2014	2015	2014
Balance at beginning of period	$19,456	$19,484	$19,229	$22,284
Provision for unrealized losses	2,088	825	2,697	1,261
Reductions taken on sales	(1,568)	(2,436)	(1,950)	(5,083)
Other adjustments	93	-	93	(589)
Balance at end of period	$20,069	$17,873	$20,069	$17,873

Expenses related to OREO, net of lease revenue includes:

	2015	2014	2015	2014
Gain on sales, net	$(242)	$(23)	$(337)	$(409)
Provision for unrealized losses	2,088	825	2,697	1,261
Operating expenses	749	1,011	1,750	2,248
Less:
Lease revenue	207	163	370	442
	$2,388	$1,650	$3,740	$2,658

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2015	December 31, 2014
Noninterest bearing demand	$432,773	$400,447
Savings	251,307	239,845
NOW accounts	330,897	328,641
Money market accounts	295,383	296,617
Certificates of deposit of less than $100,000	242,870	251,108
Certificates of deposit of $100,000 through $250,000	109,204	112,515
Certificates of deposit of more than $250,000	51,118	55,882
	$1,713,552	$1,685,055

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2015, and December 31, 2014.  Junior subordinated debentures are discussed in detail in Note 8:

	June 30, 2015	December 31, 2014
Securities sold under repurchase agreements	$32,415	$21,036
FHLBC advances	20,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$156,293	$169,914

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and have a carrying amount of $32.4 million at June 30, 2015, and $21.0 million at December 31, 2014. The fair value of the pledged collateral was $47.1 million at June 30, 2015 and $43.4 million at December 31, 2014.  At June 30, 2015, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2015, the Bank had taken an advance of $20.0 million on the FHLBC stock valued at $3.5 million, collateralized by securities with a fair value of $74.3 million and loans with a principal balance of $46.8 million, which carry a FHLBC calculated combined collateral value of $121.5 million.  The Company has excess collateral of $100.2 million available to secure borrowings.  At December 31, 2014, the Bank had an advance of $45.0 million on FBLBC stock valued at $4.3 million.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at the end of both June 30, 2015, and December 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At June 30, 2015, and December 31, 2014, the Company was in compliance with all covenants contained within the credit agreement.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2015, the Company is current on the payments due on these securities.

Note 9 – Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2015, 125,000 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $344,000 in the first half of 2015.

There were no stock options granted in the second quarter of 2015 and 2014 or for the first half of 2015 and 2014.  All stock options are granted for a term of ten years.  There were no stock options exercised during the second quarter of 2015 and 2014 or for the first half of 2015 and 2014.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the six months ending June 30, 2015, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	229,000	$28.28
Canceled	-	-
Expired	-	-
Ending outstanding	229,000	$28.28	1.7	$-

Exercisable at end of period	229,000	$28.28	1.7	$-

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

There were 101,500 restricted awards issued under the Plans during the six months ending June 30, 2015.  There were 184,500 restricted awards issued during the six months ending June 30, 2014.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the six months ending June 30, 2015, is as follows:

	June 30, 2015
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	325,000	$4.15
Granted	101,500	5.38
Vested	(57,500)	4.04
Forfeited	(16,000)	4.43
Nonvested at June 30	353,000	$4.51

Total unrecognized compensation cost of restricted awards was $989,000 as of June 30, 2015, which is expected to be recognized over a weighted-average period of 2.35 years.  Total unrecognized compensation cost of restricted awards was $1.1 million as of June 30, 2014, which was expected to be recognized over a weighted-average period of 2.71 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of June 30 (in thousands except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Weighted-average common shares outstanding	29,475,682	28,181,519	29,473,004	21,090,665
Weighted-average common shares less stock based awards	29,475,682	28,181,519	29,473,004	21,086,438
Weighted-average common shares stock based awards	-	179,874	-	174,522
Net income	$4,129	$2,021	$7,628	$4,223
Gain on preferred stock redemption	-	(1,348)	-	(1,348)
Preferred stock dividends and accretion, net of dividends waived	710	(4,085)	1,534	(2,513)
Net earnings available to common stockholders	3,419	7,454	6,094	8,084
Basic earnings per share common undistributed earnings	N/A	0.26	N/A	0.38
Basic earnings per share	0.12	0.26	0.21	0.38
Diluted earnings per share:
Weighted-average common shares outstanding	29,475,682	28,181,519	29,473,004	21,090,665
Dilutive effect of nonvested restricted awards[1]	271,571	179,874	239,948	170,295
Diluted average common shares outstanding	29,747,253	28,361,393	29,712,952	21,260,960
Net earnings available to common stockholders	$3,419	$7,454	$6,094	$8,084
Diluted earnings per share	$0.12	$0.26	$0.21	$0.38

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	1,044,339	1,140,839	1,044,339	1,140,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43,that was outstanding as of June 30, 2015, and June 30, 2014 because the warrant was anti-dilutive.   Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

The Company completed the redemption of 25,669 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”) in the second quarter of 2014.  As previously disclosed, the Company completed a public offering of 15,525,000 shares of common stock in April of 2014.  Net proceeds of over $64.0 million were used to pay the accrued but unpaid interest on the Company’s  trust preferred securities or junior subordinated debentures discussed in Note 8, the accumulated but unpaid dividends on the Series B Stock and to complete the 2014 redemption of the Series B Stock.  The amount remaining after the completion of these transactions was retained at the Company for use in addressing general corporate matters.  The redemption price for such Series B Stock was 94.75% of the liquidation value of the shares and the holders of the redeemed shares agreed to forebear payment of dividends due and waived any rights to such dividend upon redemption.  The Company redeemed all shares of Series B Stock held by directors of the Company on the same terms.

On January 31, 2015, the Company redeemed 15,778 shares of its Series B Stock at a redemption price equal to the stated liquidation value of $1,000 per share, together with accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Stock outstanding, and redeeming one-third of the Series B Stock resulted in the redemption of 15,778 shares of Series B Stock.  The redemption was successfully completed in the first quarter.  As of June 30, 2015, 31,553 shares of the Series B Stock remained outstanding.

In July 2015, the Company announced that it would redeem the remaining 31,553 outstanding shares of Series B Stock on August 14, 2015 at the redemption price, equal to the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  Please see the Capital section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations capital section for further information on this topic.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2015, the Bank exceeded those thresholds.

At June 30, 2015, the Bank’s Tier 1 capital leverage ratio was 12.33%, up 31 basis points from December 31, 2014, and well above the 8.00% objective.  The Bank’s total capital ratio was 18.68%, down 5 basis points from December 31, 2014, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2015, and December 31, 2014.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2014, under the heading “Supervision and Regulation.”

At June 30, 2015, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  For all periods prior to 2015, all capital ratios displayed were calculated without giving effect to the final Basel III capital rules.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$141,573	9.78%	$65,141	4.50%	N/A	N/A
Old Second Bank	252,436	17.42	65,210	4.50	$94,193	6.50%
Total capital to risk weighted assets
Consolidated	246,680	17.04	115,812	8.00	N/A	N/A
Old Second Bank	270,662	18.68	115,915	8.00	144,894	10.00
Tier 1 capital to risk weighted assets
Consolidated	204,856	14.15	86,865	6.00	N/A	N/A
Old Second Bank	252,436	17.42	86,947	6.00	115,929	8.00
Tier 1 capital to average assets
Consolidated	204,856	10.02	81,779	4.00	N/A	N/A
Old Second Bank	252,436	12.33	81,893	4.00	102,367	5.00

December 31, 2014
Total capital to risk weighted assets
Consolidated	$240,566	17.68%	$108,853	8.00%	N/A	N/A
Old Second Bank	254,897	18.73	108,872	8.00	$136,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	196,499	14.44	54,432	4.00	N/A	N/A
Old Second Bank	237,828	17.47	54,454	4.00	81,681	6.00
Tier 1 capital to average assets
Consolidated	196,499	9.93	79,154	4.00	N/A	N/A
Old Second Bank	237,828	12.02	79,144	4.00	98,930	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

The Company’s credit facility with a correspondent bank includes $45.0 million in subordinated debt.  That debt obligation qualifies at 40% and 60% of the original amount for Tier 2 regulatory capital at June 30, 2015 and December 31, 2014, respectively.  In addition, the trust preferred securities continue to qualify as Tier 1 regulatory capital, and the Company treats the maximum amount of this security type allowable under regulatory guidelines as Tier 1 capital.  At June 30, 2015 $51.2 million and $5.4 million of the trust preferred proceeds qualified as Tier 1 regulatory capital and Tier 2 regulatory capital, respectively. All $56.6 million of the trust preferred proceeds qualified as Tier 1 regulatory capital as of December 31, 2014.  All of the Series B Stock qualified as Tier 1 regulatory capital as of June 30, 2015, and December 31, 2014.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, the Bank must keep a buffer of 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter of Common Equity Tier 1 minimum requirement in order to avoid additional limitations on capital distributions.  The Bank has the ability and the authority to pay dividends to the Company to pay debt and to meet preferred dividend requirements.

As discussed in Note 8, as of June 30, 2015, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its common stock.  In the second quarter of 2014, the Company terminated the deferral period and paid all accumulated and unpaid interest on the junior subordinated debentures which totaled $19.7 million.  The Company is currently paying interest as it comes due.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended June 30, 2015 and 2014 there were no significant transfers between levels.

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

•

From December 31, 2013, to December 31, 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services for auction rate asset-backed securities.  Beginning March 31, 2015, these securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.  Therefore, the valuations of auction rate asset-backed securities are considered Level 2 valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2015, and December 31, 2014, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,520	$-	$-	$1,520
U.S. government agencies	-	1,595	-	1,595
U.S. government agencies mortgage-backed	-	5,545	-	5,545
States and political subdivisions	-	13,131	118	13,249
Corporate Bonds	-	30,605	-	30,605
Collateralized mortgage obligations	-	74,994	-	74,994
Asset-backed securities	-	178,655	-	178,655
Collateralized loan obligations	-	93,673	-	93,673
Loans held-for-sale	-	6,208	-	6,208
Mortgage servicing rights	-	-	5,884	5,884
Other assets (Interest rate swap agreements)	-	28	-	28
Other assets (Mortgage banking derivatives)	-	257	-	257
Total	$1,520	$404,691	$6,002	$412,213

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$28	$-	$28
Total	$-	$28	$-	$28

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,527	$-	$-	$1,527
U.S. government agencies	-	1,624	-	1,624
States and political subdivisions	-	21,900	118	22,018
Corporate bonds	-	30,985	-	30,985
Collateralized mortgage obligations	-	63,627	-	63,627
Asset-backed securities	-	120,555	52,941	173,496
Collateralized loan obligations	-	92,209	-	92,209
Loans held-for-sale	-	5,072	-	5,072
Mortgage servicing rights	-	-	5,462	5,462
Other assets (Interest rate swap agreements net of swap credit valuation)	-	30	-	30
Other assets (Mortgage banking derivatives)	-	143	-	143
Total	$1,527	$336,145	$58,521	$396,193

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$30	$-	$30
Total	$-	$30	$-	$30

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six months ended June 30, 2015
	Securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(137)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	935
Settlements	-	-	(376)
Sales	(27,455)	-	-
Ending balance June 30, 2015	$-	$118	$5,884

	Six months ended June 30, 2014
	Securities available-for-sale
		States and	Mortgage	Interest Rate
	Asset-	Political	Servicing	Swap
	backed	Subdivisions	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Total gains or losses
Included in earnings (or changes in net assets)	1,671	-	(630)	6
Included in other comprehensive income	513	-	-	-
Purchases, issuances, sales, and settlements
Purchases	58,047	-	-	-
Issuances	-	-	324	-
Settlements	-	-	-	-
Sales	(77,282)	-	-	-
Ending balance June 30, 2014	$137,086	$125	$5,501	$-

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,884	Discounted Cash Flow	Discount Rate	10.0-15.5%	10.2%
			Prepayment Speed	6.0-34.1%	9.7%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2014:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,462	Discounted Cash Flow	Discount Rate	9.7-108.2%	10.2%
			Prepayment Speed	5.0-78.4%	10.9%

Asset-backed securities	52,941	Discounted Cash Flow	Credit Risk Premium	0.9-0.9%	0.9%
		with comparable transaction yields	Liquidity Discount	3.5-3.7%	3.6%

The $118,000 on the state and political subdivisions line at June 30, 2015, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2015, and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$451	$451
Other real estate owned, net[2]	-	-	31,964	31,964
Total	$-	$-	$32,415	$32,415

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $589,000, with a valuation allowance of $138,000 resulting in an increase of specific allocations within the allowance for loan losses of $140,000 for the six months ending June 30, 2015.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $32.0 million, which is made up of the outstanding balance of $53.8 million, net of a valuation allowance of $20.1 million and participations of $1.7 million, at June 30, 2015.

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

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $1.0 million in investment securities pledged to support interest rate swap activity with one correspondent financial institution at June 30, 2015.  The Bank had $3.0 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2014.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At June 30, 2015, the notional amount of non-hedging interest rate swaps was $9.8 million with a weighted average maturity of 2.7 years.  At December 31, 2014, the notional amount of non-hedging interest rate swaps was $16.3 million with a weighted average maturity of 2.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of June 30, 2015, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$9,765	Other Assets	$28	Other Liabilities	$28
Commitments[1]	211,192	Other Assets	257	N/A	-
Forward contracts[2]	20,500	N/A	-	Other Liabilities	-
Total			$285		$28

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2014.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$16,334	Other Assets	$30	Other Liabilities	$30
Commitments[1]	201,946	Other Assets	143	N/A	-
Forward contracts[2]	14,000	N/A	-	Other Liabilities	-
Total			$173		$30

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2015, and December 31, 2014.

The following table is a summary of letter of credit commitments (in thousands):

	June 30, 2015			December 31, 2014
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$3,697	$3,752	$55	$4,745	$4,800
Commercial standby	-	47	47	-	49	49
Performance standby	404	6,603	7,007	416	5,690	6,106
	459	10,347	10,806	471	10,484	10,955
Non-borrower:
Performance standby	-	576	576	-	572	572
	-	576	576	-	572	572
Total letters of credit	$459	$10,923	$11,382	$471	$11,056	$11,527

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par. During the years ended December 31, 2014, and 2013, the Company participated in multiple redemptions with the FHLBC and, using the redemption values as the carrying value, FHLBC stock is carried at a Level 2 fair value since December 31, 2012.  The Company had redemptions of $1.2 million in the year 2014.  The Company redeemed $787,000 in April of 2015.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,164	$29,164	$29,164	$-	$-
Interest bearing deposits with financial institutions	9,352	9,352	9,352	-	-
Securities available-for-sale	399,836	399,836	1,520	398,198	118
Securities held-to-maturity	253,419	257,967	-	257,967	-
FHLBC and Reserve Bank Stock	8,271	8,271	-	8,271	-
Bank-owned life insurance	57,444	57,444	-	57,444	-
Loans held-for-sale	6,208	6,208	-	6,208	-
Loans, net	1,140,562	1,147,129	-	-	1,147,129
Accrued interest receivable	4,192	4,192	-	4,192	-

Financial liabilities:
Noninterest bearing deposits	$432,773	$432,773	$432,773	$-	$-
Interest bearing deposits	1,280,779	1,282,979	-	1,282,979	-
Securities sold under repurchase agreements	32,415	32,415	-	32,415	-
Other short-term borrowings	20,000	20,000	-	20,000	-
Junior subordinated debentures	58,378	55,181	32,734	22,447	-
Subordinated debenture	45,000	40,143	-	40,143	-
Note payable and other borrowings	500	432	-	432	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	413	413	-	413	-

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,101	$30,101	$30,101	$-	$-
Interest bearing deposits with financial institutions	14,096	14,096	14,096	-	-
Securities available-for-sale	385,486	385,486	1,527	330,900	53,059
Securities held-to-maturity	259,670	263,266	-	263,266	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	56,807	56,807	-	56,807	-
Loans held-for-sale	5,072	5,072	-	5,072	-
Loans, net	1,137,695	1,151,223	-	-	1,151,223
Accrued interest receivable	4,888	4,888	-	4,888	-

Financial liabilities:
Noninterest bearing deposits	$400,447	$400,447	$400,447	$-	$-
Interest bearing deposits	1,284,608	1,284,887	-	1,284,887	-
Securities sold under repurchase agreements	21,036	21,036	-	21,036	-
Other short-term borrowings	45,000	45,000	-	45,000	-
Junior subordinated debentures	58,378	54,686	32,441	22,245	-
Subordinated debenture	45,000	39,366	-	39,366	-
Note payable and other borrowings	500	422	-	422	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	467	467	-	467	-

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

On August 31, 2010, the Company announced that it would begin deferring quarterly cash dividends on its outstanding Series B Stock.  Further, the Company also elected to defer interest payments on certain of its subordinated debentures. However, under the terms of the Series B Stock, if the Company failed to pay dividends for an aggregate of six quarters on the Series B Stock, whether or not consecutive, the holders would have the right to appoint representatives to the Company’s board of directors.  As the Company elected to defer dividends for more than six quarters, a new director was appointed by the Treasury to join the board during the fourth quarter of 2012.  The terms of the Series B Stock also prevented the Company from paying cash dividends or generally repurchasing its common stock while Series B Stock dividends were in arrears.

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

As a result of the completed 2013 auctions, the Company’s Board elected to stop accruing the dividend on the Series B Stock in the first quarter of 2013.  Previously, the Company had accrued the dividend on the Series B Stock quarterly throughout the deferral period.  Given the discount reflected in the results of the auction, the board believed that the Company would likely be able to redeem the Series B Stock at a price less than the face amount of the Series B Stock plus accrued and unpaid dividends.  While the Company did not fully accrue the dividend on the Series B Stock in the first quarter of 2013 and did not accrue for it in subsequent quarters, the Company continued to evaluate whether accruing dividends on the Series B Stock was appropriate.  In the second quarter of 2014, the Company completed redemption of 25,669 shares of its Series B Stock at a price equal to 94.75% of liquidation value, or an aggregate of $24.3 million, and the holders of shares agreed to forebear payment of dividends due and waived any rights to such dividends upon redemption.  Following the redemption, the Company resumed accrual in the second quarter of 2014.

On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the issued and outstanding shares of the Company’s Series B Stock.  The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Stock outstanding, and redeeming one-third of the Series B Stock resulted in the redemption of 15,778 shares of Series B Stock.  The redemption was successfully completed in the first quarter.  As of March 31, 2015, 31,553 shares of the Series B Stock remain outstanding.

At June 30, 2015, the Company carried $31.6 million of Series B Stock in total stockholders’ equity.  The Company carried $47.3 million and $72.9 million of Series B Stock in total stockholders’ equity at December 31, 2014, and December 31, 2013, respectively.  In July 2015, the Company announced that it would redeem the remaining 31,553 outstanding shares of Series B Stock on August 14, 2015 at the redemption price, equal to the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  Please see the Capital section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations capital section for further information on this topic.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2015, as compared to December 31, 2014, and the results of operations for the three and six months ended June 30, 2015 and 2014.   This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2014 Form 10-K.  The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of future results.

Our exemplary community banking franchise has emerged from the difficult years following 2008 and is positioned for further success as an enduring entity.  We expect to work through difficult industry and regulatory developments which make it more challenging to attain the levels of profitability and growth we experienced prior to 2008.  However, as we look to provide value to our customers and the communities in which we operate, we still find steady but sluggish growth in our local markets similar to information discussed on the issues faced in the national economy.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for their growth.  As the Company’s residential mortgage business experienced strong performance in the first six months of 2015, our other services continued to encounter fierce competition in our chosen communities.

Results of Operations

Management has remained vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  The second quarter review of the loan portfolio concluded that the reserve for loan and lease loss was adequate and appropriate for estimable losses at June 30, 2015.  A loan loss reserve release of $2.3 million was recorded in the second quarter of 2015.  This compared to a $1.3 million loan loss reserve release for the fourth quarter of 2014 and neither a provision nor a release in the first quarter of 2015.

Net income before taxes of $6.6 million in the second quarter of 2015 compares to $4.8 million for the fourth quarter of 2014 and $5.4 million in the first quarter of 2015.  When compared to the first quarter of 2015, the second quarter of 2015 reflected an improved level of net interest income, especially after the second quarter loan loss reserve release.  Noninterest income strengthened on higher residential mortgage revenue and several other smaller improvements.  Noninterest expense increased on a linked quarter basis largely on increased expenses related to OREO.

In the second quarter of 2015, earnings per share was $0.12 per diluted share on net income available to common stockholders of $3.4 million.  Earnings per share for the first quarter of 2015 was $0.09 per diluted share on $2.7 million of net income available to common stockholders.  All information reflects management actions to redeem outstanding Series B Stock (with resulting benefit in net income available to common stockholders) both in second quarter of last year and in the first quarter of 2015.

In June, the Bank announced that a branch in Batavia, Illinois would be closed as of September 30, 2015.  Management expects that closing this location will not have a material impact on future Bank performance.  Another existing branch, also in Batavia, is located near the branch that will be closed.

Net Interest Income

Net interest and dividend income increased $338,000 from $14.6 million for the quarter ended March 31, 2015, to $14.9 million for the quarter ended June 30, 2015.  Average earning assets for the second quarter of 2015 increased $28.3 million from the first quarter of 2015, or 1.6%, to a total of $1.86 billion,  reflecting increases in available-for-sale securities.  Average loans for the second quarter of 2015, including loans held-for-sale, increased $31.6 million when compared to the second quarter of 2014.

For the six month period, net interest income improved year over year by $2.3 million to a total of $29.5 million.  A modest $689,000 increase in interest income reflects higher interest and fees on loans somewhat offset by lower interest related revenue from the Company’s securities portfolio.  Interest expense reflects sharply lower interest on time deposits and lower interest expense on the Company’s junior subordinated debentures.

Management continues to develop loan pipelines and expects that pipeline volume will generate future loan growth.  As loan volume continues at a modest growth pace, management also increased available-for-sale securities during the six months ended June 30, 2015, by $14.4 million, or 3.7%.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased slightly from 3.26% in the first quarter of 2015 to 3.25% in the second quarter of 2015.  The average tax-equivalent yield on earning assets decreased from 3.71% in the first quarter of 2015 to 3.69% in the second quarter of 2015.  For the same comparative period, the cost of funds on interest bearing liabilities decreased from 0.63% to 0.61% providing a marginal offset to the decrease in earning asset yield.

Period loan yields are reflective of competitive pressures on new loan yield.  Additionally, management continued to see competitive pressure to reduce interest rates on loans retained at renewal.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended June 30, 2015,  March 31, 2015, and June 30, 2014.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	June 30, 2015			March 31, 2015			June 30, 2014
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$29,880	$19	0.25	$18,022	$12	0.27	$30,333	$20	0.26
Securities:
Taxable	635,469	3,372	2.12	615,299	3,375	2.19	628,766	3,352	2.13
Non-taxable (TE)	29,424	251	3.41	23,518	217	3.69	23,613	182	3.08
Total securities	664,893	3,623	2.18	638,817	3,592	2.25	652,379	3,534	2.17
Dividends from Reserve Bank and FHLBC stock	8,409	77	3.66	9,058	77	3.40	10,292	78	3.03
Loans and loans held-for-sale[1]	1,152,485	13,566	4.66	1,161,444	13,289	4.58	1,120,918	13,104	4.62
Total interest earning assets	1,855,667	17,285	3.69	1,827,341	16,970	3.71	1,813,922	16,736	3.66
Cash and due from banks	29,153	-	-	31,744	-	-	36,827	-	-
Allowance for loan losses	(20,546)	-	-	(21,605)	-	-	(25,146)	-	-
Other noninterest bearing assets	219,239	-	-	218,544	-	-	233,369	-	-
Total assets	$2,083,513			$2,056,024			$2,058,972

Liabilities and Stockholders' Equity
NOW accounts	$334,694	$73	0.09	$338,385	$72	0.09	$309,380	$65	0.08
Money market accounts	296,872	71	0.10	298,324	70	0.10	309,843	83	0.11
Savings accounts	254,243	39	0.06	245,005	37	0.06	242,512	40	0.07
Time deposits	410,066	771	0.75	418,615	807	0.78	457,818	1,210	1.06
Interest bearing deposits	1,295,875	954	0.30	1,300,329	986	0.31	1,319,553	1,398	0.42
Securities sold under repurchase agreements	31,234	-	-	23,437	1	0.02	25,224	-	-
Other short-term borrowings	22,638	7	0.12	25,722	8	0.12	8,681	3	0.14
Junior subordinated debentures	58,378	1,071	7.34	58,378	1,072	7.35	58,378	1,388	9.51
Subordinated debt	45,000	202	1.78	45,000	197	1.75	45,000	198	1.74
Notes payable and other borrowings	500	-	-	500	4	3.20	500	4	3.16
Total interest bearing liabilities	1,453,625	2,234	0.61	1,453,366	2,268	0.63	1,457,336	2,991	0.82
Noninterest bearing deposits	435,093	-	-	405,933	-	-	389,926	-	-
Other liabilities	10,962	-	-	11,734	-	-	19,210	-	-
Stockholders' equity	183,833	-	-	184,991	-	-	192,500	-	-
Total liabilities and stockholders' equity	$2,083,513			$2,056,024			$2,058,972
Net interest income (TE)		$15,051			$14,702			$13,745
Net interest income (TE)
to total earning assets			3.25			3.26			3.04
Interest bearing liabilities to earning assets	78.33%			79.53%			80.34%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $463,000,  $486,000 and $563,000 for the second quarter of 2015, the first quarter of 2015 and the second quarter of 2014, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	June 30,	March 31,	June 30,
	2015	2015	2014
Net Interest Margin
Interest income (GAAP)	$17,170	$16,866	$16,643
Taxable-equivalent adjustment:
Loans	27	28	29
Securities	88	76	64
Interest income - TE	17,285	16,970	16,736
Interest expense (GAAP)	2,234	2,268	2,991
Net interest income -TE	$15,051	$14,702	$13,745
Net interest income (GAAP)	$14,936	$14,598	$13,652
Average interest earning assets	$1,855,667	$1,827,341	$1,813,922
Net interest margin (GAAP)	3.23%	3.24%	3.02%
Net interest margin - TE	3.25%	3.26%	3.04%

Asset Quality

The Company recorded a loan loss reserve release of $2.3 million in the second quarter of 2015.  By comparison, the Company recognized neither a loan loss provision nor a loan loss reserve release in the first quarter of 2015.  The provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans decreased to $19.3 million at June 30, 2015 from $23.4 million at March 31, 2015, and $28.9 million at June 30, 2015.  The sequential quarter decrease in 2015 is driven by a management decision to sell loans and a small number of properties that migrated to OREO.  Net charge-offs totaled $560,000 in the second quarter of 2015 while net charge-offs totaled $620,000 for the second quarter of 2014.  The distribution of the Company’s remaining nonperforming loans is included in the following table.

				June 30, 2015
	Nonperforming Loans as of			Percent Change From
(In thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2015	2015	2014	2015	2014
Real estate-construction	$3,952	$501	$561	688.8	604.5
Real estate-residential:
Investor	792	1,160	1,942	(31.7)	(59.2)
Owner occupied	6,534	7,007	6,818	(6.8)	(4.2)
Revolving and junior liens	2,699	2,638	2,551	2.3	5.8
Real estate-commercial, nonfarm	3,435	8,784	13,708	(60.9)	(74.9)
Real estate-commercial, farm	1,272	1,370	-	(7.2)	-
Commercial	600	1,897	1,500	(68.4)	(60.0)
Other	-	-	-	-	-
	$19,284	$23,357	$27,080	(17.4)	(28.8)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Three Months Ended
(In thousands)	June 30,	% of	March 31,	% of	December 31,	% of
	2015	Total	2015	Total	2014	Total
Real estate-construction
Homebuilder	$(47)	(8.4)	$-	-	$(109)	(27.7)
Land	(2)	(0.4)	(3)	(0.7)	(14)	(3.6)
Commercial speculative	-	-	-	-	-	-
All other	(11)	(2.0)	(1)	(0.2)	(3)	(0.8)
Total real estate-construction	(60)	(10.8)	(4)	(0.9)	(126)	(32.1)
Real estate-residential
Investor	(104)	(18.6)	(11)	(2.4)	(23)	(5.9)
Owner occupied	(25)	(4.5)	67	14.7	(9)	(2.3)
Revolving and junior liens	(115)	(20.5)	338	74.1	416	105.9
Total real estate-residential	(244)	(43.6)	394	86.4	384	97.7
Real estate-commercial, nonfarm
Owner general purpose	709	126.6	495	108.6	14	3.6
Owner special purpose	109	19.5	(4)	(0.9)	111	28.2
Non-owner general purpose	(915)	(163.4)	(326)	(71.5)	(34)	(8.6)
Non-owner special purpose	163	29.1	-	-	10	2.5
Retail properties	-	-	-	-	(3)	(0.8)
Total real estate-commercial, nonfarm	66	11.8	165	36.2	98	24.9
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	775	138.4	(109)	(23.9)	57	14.5
Other	23	4.20	10	2.2	(20)	(5.0)
Total	$560	100.0	$456	100.0	$393	100.0

Charge-offs for the second quarter of 2015 were predominately from previously established specific reserves on nonaccrual loans deemed uncollectible.  Gross charge-offs for the second quarter of 2015 were $2.1 million compared to $2.0 million for the second quarter of 2014 reflecting our efforts to improve loan quality in improved but still challenging markets.  Recoveries were $1.6 million and $1.4 million for the same time periods, respectively.

				June 30, 2015
	Classified Loans as of			Percent Change From
(In thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2015	2015	2014	2015	2014
Real estate-construction	$3,952	$3,973	$4,045	(0.5)	(2.3)
Real estate-residential:
Investor	975	1,175	2,263	(17.0)	(56.9)
Owner occupied	7,051	7,529	7,343	(6.3)	(4.0)
Revolving and junior liens	3,292	3,234	3,713	1.8	(11.3)
Real estate-commercial, nonfarm	3,705	14,203	19,170	(73.9)	(80.7)
Real estate-commercial, farm	1,272	1,370	-	(7.2)	-
Commercial	698	4,936	4,403	(85.9)	(84.1)
Other	1	1	1	-	-
	$20,946	$36,421	$40,938	(42.5)	(48.8)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and paying capacity of the obligor or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.  Classified loans in the second quarter were reduced by a management directed loan sale and continued credit quality management work.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  Beginning in 2015, for the quarter end ratio calculation, management has applied the capital rules as announced effective January 1, 2015, also known as the Basel III regulations, to calculate the Bank Tier 1 capital portion of this ratio.  This ratio ended at 19.5% for the quarter ended June 30, 2015.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,
	2015	2015	2014

Allowance at beginning of quarter	$21,181	$21,637	$23,330
Charge-offs:
Commercial	858	32	59
Real estate - commercial	1,031	495	338
Real estate - construction	1	1	-
Real estate - residential	159	618	641
Consumer and other loans	93	118	103
Total charge-offs	2,142	1,264	1,141
Recoveries:
Commercial	83	141	2
Real estate - commercial	965	330	240
Real estate - construction	61	5	126
Real estate - residential	403	224	257
Consumer and other loans	70	108	123
Total recoveries	1,582	808	748
Net charge-offs (recoveries)	560	456	393
Loan loss reserve release	(2,300)	-	(1,300)
Allowance at end of period	$18,321	$21,181	$21,637

Average total loans (exclusive of loans held-for-sale)	1,144,605	1,156,662	1,141,297
Net charge-offs to average loans	0.05%	0.04%	0.03%
Allowance at period end to average loans	1.60%	1.83%	1.90%

Ending balance: Individually evaluated for impairment	$138	$1,784	$278
Ending balance: Collectively evaluated for impairment	$18,183	$19,397	$21,359

The coverage ratio of the allowance for loan losses to nonperforming loans was 95.0% as of June 30, 2015, up from 90.7% as of March 31, 2015, and 79.9% as of December 31, 2014.   Management updated the estimated specific allocations in the second quarter of 2015 after receiving more recent appraisals of collateral or information on cash flow trends related to the impaired credits.  Management directed loan sales also reduced specific allocations at June 30, 2015.  These allocation updates and loan sales resulted in a slightly lower amount required in the reserve for estimable losses on these credits at the end of the second quarter of 2015 compared to year end 2014 and sharply lower when compared to period end March 31, 2015. The estimated general risk allocation was also sharply lower when compared to March 31, 2015, and December 31, 2014.  The third component of the Company’s loan loss reserve analysis reflects management factors applied to loans by type and showed lower required reserves when compared to December 31, 2014, and March 31, 2015.  After a review of the adequacy of the loan loss reserve at June 30, 2015, management concluded that, for the second quarter of 2015 a loan loss reserve release of $2.3 million was appropriate.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 1.9% of total loans as of December 31, 2014, to 1.6% of total loans at June 30, 2015.  In management’s judgment, an adequate  allowance for estimated losses has been established for inherent losses at June 30, 2015. However, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO at June 30, 2015, was essentially unchanged from $32.0 million at December 31, 2014.  New additions to the OREO portfolio in second quarter of 2015 were modest while valuation writedowns continued with an expense of $2.1 million in the quarter.  OREO at June 30, 2014 was $39.2 million.

				June 30, 2015
	Three Months Ended			Percent Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2015	2015	2014	2015	2014
Beginning balance	$35,461	$31,982	$40,877	10.9	(13.2)
Property additions	907	6,108	2,458	(85.2)	(63.1)
Property improvements	-	-	157	-	(100.0)
Less:				-	-
Property disposals	2,316	2,020	9,732	14.7	(76.2)
Period valuation adjustments	2,088	609	1,778	242.9	17.4
Other real estate owned	$31,964	$35,461	$31,982	(9.9)	(0.1)

The OREO valuation reserve was $20.1 million, which was 38.6% of gross OREO at June 30, 2015.  The valuation reserve represented 31.3% and 37.5% of gross OREO at June 30, 2014, and December 31, 2014, respectively.  In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposal or upon update to valuation in the future.  Of note, properties valued in total at $2.5 million, or approximately 7.9%, of total OREO at June 30, 2015, have been in OREO for five years or more.

OREO Properties by Type

(in thousands)	June 30, 2015		March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$2,381	7%	$3,113	9%	$2,621	8%
Lots (single family and commercial)	12,629	39%	13,407	38%	13,235	41%
Vacant land	2,437	8%	2,725	8%	2,725	9%
Multi-family	2,526	8%	2,337	6%	1,549	5%
Commercial property	11,991	38%	13,879	39%	11,852	37%
Total OREO properties	$31,964	100%	$35,461	100%	$31,982	100%

Noninterest Income

				2nd Qtr 2015
	Three Months Ended			Percent Change From
(in thousands)	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr	2nd Qtr
	2015	2015	2014	2015	2014
Trust income	$1,596	$1,486	$1,677	7.4	(4.8)
Service charges on deposits	1,779	1,541	1,796	15.4	(0.9)
Residential mortgage banking revenue	2,476	1,659	1,257	49.2	97.0
Securities (loss) gains, net	(12)	(109)	295	89.0	(104.1)
Increase in cash surrender value of bank-owned life insurance	283	354	366	(20.1)	(22.7)
Debit card interchange income	1,050	959	930	9.5	12.9
Other income	1,092	2,083	1,160	(47.6)	(5.9)
Total noninterest income	$8,264	$7,973	$7,481	3.6	10.5

As shown above, noninterest income experienced no significant linked quarter improvements in the second quarter of 2015 except for residential mortgage banking revenue.  The Company experienced strong mortgage loan origination results in the quarter.  Management operated effectively in a favorable market environment.  The first quarter of 2015 other noninterest income includes a nonrecurring incentive payment of $917,000 from a service provider in a long term mutually productive relationship with Old Second.  This category for first quarter also reflects the death benefit realized on a life insurance policy held by the Bank.  Year over year noninterest income increased approximately 10.5%.  For the six month period, total noninterest income improved to $16.2 million in 2015 from $13.8 million in 2014 on the nonrecurring incentive payment mentioned above and sharply improved residential mortgage banking revenues.

Noninterest Expense

				2nd Qtr 2015
	Three Months Ended			Percent Change From
(in thousands)	2nd Qtr	1st Qtr	2nd Qtr	1st Qtr	2nd Qtr
	2015	2015	2014	2015	2014
Salaries	$7,292	$7,157	$7,128	1.9	2.3
Bonus	454	417	592	8.9	(23.3)
Benefits and other	1,403	1,681	1,463	(16.5)	(4.1)
Total salaries and employee benefits	9,149	9,255	9,183	(1.1)	(0.4)
Occupancy expense, net	1,094	1,271	1,185	(13.9)	(7.7)
Furniture and equipment expense	1,065	1,001	984	6.4	8.2
FDIC insurance	377	273	627	38.1	(39.9)
General bank insurance	310	357	343	(13.2)	(9.6)
Amortization of core deposit intangible asset	-	-	511	N/A	(100.0)
Advertising expense	353	205	459	72.2	(23.1)
Debit card interchange expense	400	352	412	13.6	(2.9)
Legal fees	420	223	409	88.3	2.7
Other real estate owned expense, net	2,388	1,352	1,650	76.6	44.7
Other expense	3,371	2,864	3,289	17.7	2.5
Total noninterest expense	$18,927	$17,153	$19,052	10.3	(0.7)
Efficiency ratio (defined below)	70.44%	68.77%	79.95%

The efficiency ratio shown in the table above is calculated as noninterest expense excluding core deposit intangible amortization and OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and with a tax equivalent adjustment on the increase in cash surrender value of bank-owned life insurance.

Noninterest expense increased on a linked quarter basis primarily on sharply higher OREO valuation expense.  Expenses were flat or down in second quarter 2015 compared to the same period in 2014 for most categories, excluding total OREO expense.  OREO expense in the second quarter of 2015 reflects an elevated level of valuation expense.  Year over year total noninterest expense was essentially unchanged with 2015 reflecting no expense from the now fully amortized core deposit intangible asset.  For the six month period, total noninterest expense of $36.1 million in 2015 compares to $36.6 million in 2014.  The 2014 total includes $1.0 million in amortization of the now fully amortized core deposit intangible where 2015 includes an increase of $1.1 million in OREO expenses, net.

Income Taxes

The Company recorded a tax expense of $2.4 million on $6.6 million pre-tax income for the second quarter of 2015.  For the six months ended June 30, 2015, tax expense was composed of $157,000 in current income tax expense and $4.2 million in deferred income tax expense.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through June 30, 2015. The Company has no valuation reserve on the deferred tax assets as of June 30, 2015.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Tax Benefits Plan”).  The Tax Benefits Plan amended and restated the Rights Agreement, dated September 17, 2002.  The purpose of the Tax Benefits Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Tax Benefits Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  In connection with the public offering that closed in the second quarter of 2014, the Company amended the Tax Benefits Plan on April 3, 2014, to allow two identified investors who were purchasers in the offering to purchase more than 5% of the Company’s common stock.

Financial Condition

Total assets decreased $32.5 million from March 31, 2015, to $2.07 billion at June 30, 2015, primarily due to lower cash and cash equivalent balances.  Total assets at June 30, 2015, are essentially unchanged from $2.06 billion at December 31, 2014, and $2.05 billion at June 30, 2015.  Loans increased by $7.8 million, or 0.7% in three months ended June 30, 2015, and were unchanged from

$1.16 billion at December 31, 2014, as management continued to emphasize credit quality under an overarching relationship lending program.  Loans improved from $1.13 billion at June 30, 2014.  During the six months ended June 30, 2015, loan balances were reduced by net loan charge-off activity and the movement to OREO of collateral that previously secured loans.  OREO was essentially unchanged at $32.0 million at June 30, 2015, compared to December 31, 2014 and down from $39.2 million at June 30, 2014.  Available-for-sale securities increased by $14.4 million while held-to-maturity securities decreased $6.3 million in the six months ending June 30, 2015.  Notably, available-for-sale securities are up sharply from $329.8 million at June 30, 2014.

Loans

Total loans were $1.16 billion as of June 30, 2015, and December 31, 2014.  Total loans increased from $1.15 billion at March 31, 2015.  Loan portfolio activity in second quarter reflects growth in commercial lending offset by declines in other portfolio segments, notably real estate construction.  The second quarter of 2015 also reflects management directed loan sales.  Challenging economic circumstances, restricted demand and an intensely competitive environment served to temper overall loan growth.

				June 30, 2015
	Major Classification of Loans as of			Percent Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2015	2015	2014	2015	2014
Commercial	$123,372	$114,241	$119,158	8.0	3.5
Real estate - commercial	612,379	608,267	600,629	0.7	2.0
Real estate - construction	32,157	39,430	44,795	(18.4)	(28.2)
Real estate - residential	365,989	363,967	370,191	0.6	(1.1)
Consumer	3,854	3,495	3,504	10.3	10.0
Overdraft	408	368	649	10.9	(37.1)
Lease financing receivables	8,571	8,651	8,038	(0.9)	6.6
Other	11,391	11,945	11,630	(4.6)	(2.1)
	1,158,121	1,150,364	1,158,594	0.7	(0.0)
Net deferred loan costs	762	705	738	8.1	3.3
	$1,158,883	$1,151,069	$1,159,332	0.7	(0.0)

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been subject of extensive discussion on state, national and international levels.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 87.2% of the portfolio as of June 30, 2015, compared to 87.6% of the portfolio as of December 31, 2014.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				June 30, 2015
(in thousands)	Securities Portfolio as of			Percent Change From
	June 30,	March 31,	December 31,	March 31,	December 31,
	2015	2015	2014	2015	2014
Securities available-for-sale, at fair value
U.S. Treasury	$1,520	$1,525	$1,527	(0.3)	(0.5)
U.S. government agencies	1,595	1,611	1,624	(1.0)	(1.8)
U.S. government agency mortgage-backed	5,545	-	-	-	-
States and political subdivisions	13,249	33,746	22,018	(60.7)	(39.8)
Corporate bonds	30,605	33,004	30,985	(7.3)	(1.2)
Collateralized mortgage obligations	74,994	68,093	63,627	10.1	17.9
Asset-backed securities	178,655	168,256	173,496	6.2	3.0
Collateralized loan obligations	93,673	93,017	92,209	0.7	1.6
Total securities available-for-sale	$399,836	$399,252	$385,486	0.1	3.7
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$36,995	$37,135	$37,125	(0.4)	(0.4)
Collateralized mortgage obligations	216,424	220,197	222,545	(1.7)	(2.8)
Total securities held-to-maturity	$253,419	$257,332	$259,670	(1.5)	(2.4)

Total securities	$653,255	$656,584	$645,156	(0.5)	1.3

The total investment portfolio reached $653.3 million at June 30, 2015.  Except for maturities and calls, the available-for-sale (“AFS”) portfolio was essentially unchanged during the second quarter both in total and in composition to end at $399.8 million.  The Company had no purchase or sale activity in the held-to-maturity portfolio in the second quarter of 2015.

Net realized losses on securities sales totaled $12,000 for the second quarter of 2015 down from net realized losses of $109,000 in the first quarter of 2015.

Deposits and Borrowings

				June 30, 2015
	Deposit Detail as of			Percent Change From
(in thousands)	June 30,	March 31,	December 31,	March 31,	December 31,
	2015	2015	2014	2015	2014
Noninterest bearing	$432,773	$431,843	$400,447	0.2	8.1
Savings	251,307	252,578	239,845	(0.5)	4.8
NOW accounts	330,897	344,737	328,641	(4.0)	0.7
Money market accounts	295,383	299,303	296,617	(1.3)	(0.4)
Certificates of deposit of less than $100,000	242,870	247,132	251,108	(1.7)	(3.3)
Certificates of deposit of $100,000 through $250,000	109,204	113,160	112,515	(3.5)	(2.9)
Certificates of deposit of more than $250,000	51,118	56,025	55,882	(8.8)	(8.5)
	$1,713,552	$1,744,778	$1,685,055	(1.8)	1.7

Total deposits decreased $31.2 million during the quarter ended June 30, 2015, to $1.71 billion.  All categories except for noninterest bearing demand declined.  Demand deposits were essentially unchanged in the quarter.  All categories were essentially unchanged or higher at June 30, 2015, when compared to December 31, 2014, except certificates of deposit.  June 30, 2015 total deposits compares to $1.70 billion at June 30, 2014.

Management believes that reductions in average time deposits reflect maturities of deposits from past higher rate environments.  Further, management believes that the increase in transaction account balances at March 31, 2015, and the subsequent decreases at June 30, 2015, reflect customer choices at those dates based on long standing relationships with Old Second.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both June 30, 2015, and December 31, 2014.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At June 30, 2015, the Company was in compliance with the financial covenants contained within the credit agreement.

The Company increased its securities sold under repurchase agreements to $32.4 million at June 30, 2015, from $21.0 million at December 31, 2014.  The Company had taken an advance from Federal Home Loan Bank of Chicago of $45.0 million at December 31, 2014, and an advance of $20.0 million at June 30, 2015.

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

Capital

As of June 30, 2015, total stockholders’ equity was $185.2 million, which was a decrease of $8.9 million from $194.2 million as of December 31, 2014.  This decrease was directly attributable to the redemption of approximately one-third of the Company’s Series B Stock completed in first quarter of 2015 offset by current year earnings.

As previously announced in the third quarter of 2010, the Company elected to defer regularly scheduled interest payments on $58.4 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on their trust preferred securities.  On April 21, 2014, the Company paid the accumulated and unpaid interest on the trust preferred securities and terminated the deferral period.  In the second quarter of 2015, the Company paid $1.1 million for the regularly scheduled payments.

In the fourth quarter of 2012, the Treasury announced the continuation of auctions of the Series B Stock that was issued through the Capital Purchase Program and the Company was informed that the Series B Stock would be auctioned.  The auction of the Company’s Series B Stock was completed in the first quarter 2013 and all of the Series B Stock held by Treasury was sold to third parties, including certain of our directors.  The Company completed the redemption of 25,669 shares of its Series B Stock in the second quarter of 2014 using the proceeds of the 15,525,000 share common stock offering of April, 2014.  On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the remaining outstanding shares of the Company’s Series B Stock.  This redemption of 15,778 shares of Series B Stock was completed in the first quarter of 2015.  As of both March 31, 2015, and June 30, 2015, 31,553 shares of the Series B Stock were outstanding.

At December 31, 2013, and December 31, 2014, the Company carried $72.9 million and $47.3 million, respectively of Series B Stock in total stockholders’ equity.  Following the successful 2015 redemption of Series B Stock discussed above, the Company carried $31.6 million of Series B Stock at June 30, 2015.  Pursuant to the terms of the Series B Stock, the dividends paid on the Series B Stock increased from 5% to 9% in February 2014.  The Company paid $710,000 on May 15, 2015 on the remaining shares outstanding at that date and is current with the Series B Stock dividends.

On July 14, 2015, the Company provided notice that it was redeeming the remaining 31,553 issued and outstanding shares of the Company’s Series B stock.  The effective date for the redemption is August 14, 2015, and the redemption price will be the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  After this redemption, the Company’s total stockholders’ equity will continue to include $4.8 million to reflect the value of a ten year warrant to purchase shares of its common stock (exercise price of $13.43 per share) issued in January, 2009 as part of the original Series B issuance.  A discussion of the 2009 issuance, including this warrant, is included in Item 7. Management’s Discussion and Analysis of Financial Condition of the Company’s Form 10-K for the year ended December 31, 2014 under the heading “Capital”.

The Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets increased to 7.44% and 9.78%, respectively, at June 30, 2015, compared to 7.12% and 6.80%, respectively, at December 31, 2014.  The issuance of 15,525,000 common shares net of repurchasing Series B Stock in 2014 and additional Series B stock repurchased in the first quarter of 2015 resulted in a positive impact on the regulatory ratios and the non-GAAP ratios noted above in the quarter ending June 30, 2015.  All capital ratios and regulatory capital information for 2015 give full effect to the Basel III capital regulations in effect as of January 1, 2015.  All other capital ratios and regulatory capital information for other periods reflects the regulatory regulations in effect for the relevant time period.

	(unaudited)		(unaudited)
	As of June 30,		As of December 31,
(In thousands)	2015	2014	2014

Tier 1 capital
Total equity	$185,241	$192,618	$194,163
Tier 1 adjustments:
Trust preferred securities allowed	51,214	56,625	56,625
Cumulative other comprehensive loss	7,211	5,339	7,713
Disallowed intangible assets	-	(154)	-
Disallowed deferred tax assets	(38,810)	(64,302)	(61,456)
Other	-	(550)	(546)
Tier 1 capital	$204,856	$189,576	$196,499

Total capital
Tier 1 capital	$204,856	$189,576	$196,499
Tier 2 additions:
Allowable portion of allowance for loan losses	18,419	16,597	17,073
Additional trust preferred securities disallowed for tier 1 capital	5,411	-	-
Subordinated debt	18,000	27,000	27,000
Tier 2 additions subtotal	41,830	43,597	44,072
Allowable Tier 2	41,830	43,597	44,072
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$246,680	$233,167	$240,566

Tangible common equity
Total equity	$185,241	$192,618	$194,163
Less: Preferred equity	31,553	47,331	47,331
Intangible assets	-	154	-
Tangible common equity	$153,688	$145,133	$146,832

Tier 1 common equity
Tangible common equity	$153,688	$145,133	$146,832
Tier 1 adjustments:
Cumulative other comprehensive loss	7,211	5,339	7,713
Other	(19,326)	(64,852)	(62,002)
Tier 1 common equity	$141,573	$85,620	$92,543

Tangible assets
Total assets	$2,065,053	$2,046,864	$2,061,787
Less:
Goodwill and intangible assets	-	154	-
Tangible assets	$2,065,053	$2,046,710	$2,061,787

Total risk-weighted assets
On balance sheet	$1,382,604	$1,283,134	$1,328,227
Off balance sheet	64,927	37,403	32,707
Total risk-weighted assets	$1,447,531	$1,320,537	$1,360,934

Average assets
Total average assets for leverage	$2,044,703	$1,993,966	$1,978,591

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors the borrowing capacity at the FHLBC as part of its liquidity management process as supervised by the Asset and Liability Committee and reviewed by the board of directors.

Net cash inflows from operating activities were $7.2 million during the first half of 2015, compared with net cash outflows of $20.0 million in the same period in 2014.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first half of 2015 and 2014.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for of the first half of 2015 and 2014.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $10.1 million in the first half of 2015, compared to net cash inflows of $6.4 million in the same period in 2014.  In the first half of 2015, securities transactions accounted for net outflows of $6.6 million, and net principal disbursed on loans accounted for net outflows of $7.6 million.  In the first half of 2014, securities transactions accounted for net inflows of $38.3 million, and net principal disbursed on loans accounted for net outflows of $42.3 million.  Proceeds from sales of OREO accounted for $4.7 million and $10.9 million in investing cash inflows for the first half of 2015 and 2014, respectively.

Net cash outflows from financing activities in the first half of 2015 were $2.7 million, compared with net cash inflows of $59.0 million in the first half of 2014.  Redemption of 15,778 shares of Series B Stock and dividends paid on Series B Stock accounted for net cash outflows of $17.5 million in the first half of 2015.  Net deposit inflows in the first half of 2015 were $28.5 million compared to net deposit inflows of $18.7 million in the first half of 2014.  Other short-term borrowings had net cash outflows of $25.0 million and $5.0 million related to FHLBC advance in the first half of 2015 and 2014, respectively.  Changes in securities sold under repurchase agreements accounted for $11.4 million and $15.6 million in net inflows in the first half of 2015 and 2014, respectively.

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

Interest rates through the first half of 2015 have continued at historically low levels.  Market expectations about interest rate increases later in 2015 or 2016 are varied given uncertain domestic and international economic conditions.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure has been and is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from June 30, 2015, and December 31, 2014, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more, a situation that continues to date.  As of December 31, 2014, the Company had modest amounts of earnings gains (in both dollars and percentage) if interest rates should rise.  Primarily due to increases in low cost deposits through June 30, 2015, higher interest rates would result in a slight increase in the amount of earnings gains.  Management considers the current level of interest rate risk to be low, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal Funds rates and the Bank's prime rate were stable at 0.25% and 3.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2015
Dollar change	N/A	N/A	$(896)	$437	$1,186	$2,497
Percent change	N/A	N/A	(1.6)%	0.8%	2.1%	4.4%

December 31, 2014
Dollar change	N/A	N/A	(718)	$264	$1,086	$2,243
Percent change	N/A	N/A	(1.2)%	0.5%	1.9%	3.9%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 7, 2015