Form 10-Q
period 2015-09-30
OLD SECOND BANCORP INC
filed 2015-11-06
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 4, 2015, the Registrant had outstanding 29,483,429 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$35,443	$30,101
Interest bearing deposits with financial institutions	18,329	14,096
Cash and cash equivalents	53,772	44,197
Securities available-for-sale, at fair value	408,836	385,486
Securities held-to-maturity, at amortized cost	250,044	259,670
Federal Home Loan Bank and Federal Reserve Bank stock	8,271	9,058
Loans held-for-sale	3,899	5,072
Loans	1,132,912	1,159,332
Less: allowance for loan losses	16,613	21,637
Net loans	1,116,299	1,137,695
Premises and equipment, net	39,701	42,335
Other real estate owned	24,451	31,982
Mortgage servicing rights, net	5,470	5,462
Bank-owned life insurance (BOLI)	57,647	56,807
Deferred tax assets, net	65,150	70,141
Other assets	16,054	13,882
Total assets	$2,049,594	$2,061,787

Liabilities
Deposits:
Noninterest bearing demand	$430,810	$400,447
Interest bearing:
Savings, NOW, and money market	878,226	865,103
Time	411,443	419,505
Total deposits	1,720,479	1,685,055
Securities sold under repurchase agreements	27,074	21,036
Other short-term borrowings	35,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	9,520	12,655
Total liabilities	1,895,951	1,867,624

Stockholders’ Equity
Preferred stock	-	47,331
Common stock	34,423	34,365
Additional paid-in capital	115,773	115,332
Retained earnings	110,376	100,697
Accumulated other comprehensive loss	(10,963)	(7,713)
Treasury stock	(95,966)	(95,849)
Total stockholders’ equity	153,643	194,163
Total liabilities and stockholders’ equity	$2,049,594	$2,061,787

	September 30, 2015		December 31, 2014
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	-	n/a	1,000	n/a
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	-	34,422,234	47,331	34,364,734
Shares outstanding	-	29,478,429	47,331	29,442,508
Treasury shares	-	4,943,805	-	4,922,226

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$13,353	$13,362	$40,038	$39,346
Loans held-for-sale	38	38	153	92
Securities:
Taxable	3,471	3,586	10,218	10,440
Tax exempt	122	110	426	376
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	76	78	230	232
Interest bearing deposits with financial institutions	12	25	43	60
Total interest and dividend income	17,072	17,199	51,108	50,546
Interest expense
Savings, NOW, and money market deposits	185	175	547	562
Time deposits	799	1,073	2,377	3,604
Other short-term borrowings	6	5	22	10
Junior subordinated debentures	1,072	1,072	3,215	3,847
Subordinated debt	205	199	604	593
Notes payable and other borrowings	1	4	5	12
Total interest expense	2,268	2,528	6,770	8,628
Net interest and dividend income	14,804	14,671	44,338	41,918
Loan loss reserve release	(2,100)	-	(4,400)	(2,000)
Net interest and dividend income after provision for loan losses	16,904	14,671	48,738	43,918
Noninterest income
Trust income	1,444	1,483	4,526	4,619
Service charges on deposits	1,766	1,838	5,086	5,354
Secondary mortgage fees	190	174	715	441
Mortgage servicing (loss) gain, net of changes in fair value	(274)	252	18	269
Net gain on sales of mortgage loans	1,359	914	4,677	2,614
Securities (loss) gain, net	(57)	1,231	(178)	1,457
Increase in cash surrender value of bank-owned life insurance	203	304	840	1,028
Debit card interchange income	1,004	1,011	3,013	2,771
Loss on disposal and transfer of fixed assets	(1,143)	(121)	(1,143)	(121)
Other income	1,156	1,237	4,331	3,693
Total noninterest income	5,648	8,323	21,885	22,125
Noninterest expense
Salaries and employee benefits	8,260	8,856	26,664	27,140
Occupancy expense, net	1,156	1,143	3,521	3,809
Furniture and equipment expense	1,110	989	3,176	2,956
FDIC insurance	373	649	1,023	1,555
General bank insurance	308	371	975	1,203
Amortization of core deposit	-	154	-	1,177
Advertising expense	434	291	992	1,053
Debit card interchange expense	379	418	1,131	1,208
Legal fees	279	332	922	998
Other real estate expense, net	977	2,007	4,717	4,665
Other expense	2,968	3,134	9,203	9,148
Total noninterest expense	16,244	18,344	52,324	54,912
Income before income taxes	6,308	4,650	18,299	11,131
Provision for income taxes	2,384	1,726	6,747	3,984
Net income	$3,924	$2,924	$11,552	$7,147
Preferred stock dividends and accretion of discount	339	1,065	1,873	3,985
Dividends waived upon preferred stock redemption	-	-	-	(5,433)
Gain on preferred stock redemption	-	-	-	(1,348)
Net income available to common stockholders	$3,585	$1,859	$9,679	$9,943

Basic earnings per share	$0.12	$0.06	$0.33	$0.41
Diluted earnings per share	0.12	0.06	0.33	0.41

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$3,924	$2,924	$11,552	$7,147

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(5,191)	(2,224)	(4,845)	397
Related tax benefit (expense)	2,079	918	1,869	(161)
Holding (losses) gains after tax on available-for-sale securities	(3,112)	(1,306)	(2,976)	236

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(57)	1,231	(178)	1,457
Income tax benefit (expense) on net realized (losses) gains	23	(504)	71	(597)
Net realized (losses) gains after tax	(34)	727	(107)	860
Other comprehensive loss on available-for-sale securities	(3,078)	(2,033)	(2,869)	(624)

Accretion of net unrealized holding gains on held-to-maturity securities transferred from available-for-sale securities	242	237	739	731
Related tax expense	(100)	(97)	(304)	(301)
Other comprehensive income on held-to-maturity securities	142	140	435	430
Changes in fair value of derivatives used for cashflow hedges	(816)	-	(816)	-
Total other comprehensive loss	(3,752)	(1,893)	(3,250)	(194)
Total comprehensive income	$172	$1,031	$8,302	$6,953

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$11,552	$7,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	1,816	1,887
Change in fair value of mortgage servicing rights	1,201	761
Loan loss reserve release	(4,400)	(2,000)
Provision for deferred tax expense	6,485	4,063
Originations of loans held-for-sale	(153,990)	(85,172)
Proceeds from sales of loans held-for-sale	158,621	87,569
Net gain on sales of mortgage loans	(4,677)	(2,614)
Change in current income taxes receivable (payable)	11	(79)
Increase in cash surrender value of bank-owned life insurance	(840)	(1,028)
Change in accrued interest receivable and other assets	(2,161)	(3,633)
Change in accrued interest payable and other liabilities	(3,386)	(22,108)
Net premium amortization/discount (accretion) on securities	226	(1,408)
Securities losses (gains), net	178	(1,457)
Amortization of core deposit	-	1,177
Stock based compensation	466	189
Net gain on sale of other real estate owned	(769)	(610)
Provision for other real estate owned losses	3,825	2,781
Net loss on disposal of fixed assets	4	-
Loss on transfer of premises to other real estate owned	1,139	121
Net cash provided by (used in) operating activities	15,301	(14,414)
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	33,035	15,430
Proceeds from sales of securities available-for-sale	70,176	264,502
Purchases of securities available-for-sale	(131,956)	(268,639)
Proceeds from maturities and calls including pay down of securities held-to-maturity	10,689	5,934
Purchases of securities held-to-maturity	-	(11,212)
Proceeds from sales of Federal Home Loan Bank stock	787	1,234
Net change in loans	18,403	(53,037)
Improvements in other real estate owned	-	(637)
Proceeds from sales of other real estate owned	12,336	12,746
Proceeds from disposition of premises and equipment	-	1
Net purchases of premises and equipment	(793)	(721)
Net cash provided by (used in) investing activities	12,677	(34,399)
Cash flows from financing activities
Net change in deposits	35,424	(25,373)
Net change in securities sold under repurchase agreements	6,038	6,878
Net change in other short-term borrowings	(10,000)	35,000
Redemption of preferred stock	(47,331)	(24,321)
Proceeds from the issuance of common stock	-	64,395
Dividends paid on preferred stock	(2,417)	(11,323)
Purchase of treasury stock	(117)	(46)
Net cash (used in) provided by financing activities	(18,403)	45,210
Net change in cash and cash equivalents	9,575	(3,603)
Cash and cash equivalents at beginning of period	44,197	47,660
Cash and cash equivalents at end of period	$53,772	$44,057

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
Supplemental cash flow information	2015	2014
Income taxes paid	$250	$-
Interest paid for deposits	2,964	4,412
Interest paid for borrowings	3,848	21,425
Non-cash transfer of loans to other real estate owned	7,393	11,460
Non-cash transfer of premises to other real estate owned	468	2,160
Change in dividends accrued	(544)	(9,123)
Accretion on preferred stock discount	-	58

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				7,147			7,147
Other comprehensive loss, net of tax					(194)		(194)
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			189				189
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,870				64,395
Preferred stock accretion and declared dividends		58		(2,258)			(2,200)
Balance, September 30, 2014	$34,365	$47,331	$115,290	$98,786	$(7,232)	$(95,849)	$192,691

Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				11,552			11,552
Other comprehensive loss, net of tax					(3,250)		(3,250)
Change in restricted stock	58		(58)				-
Tax effect from vesting of restricted stock			33				33
Stock based compensation			466				466
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(47,331)					(47,331)
Preferred stock accretion and declared dividends				(1,873)			(1,873)
Balance, September 30, 2015	$34,423	$-	$115,773	$110,376	$(10,963)	$(95,966)	$153,643

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2014.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.

In April 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 amended prior guidance to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years.  The adoption of this standard will not have a material effect to the Company’s operating results or financial condition.

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

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $3.5 million at September 30, 2015, and $4.3 million at December 31, 2014.  Reserve Bank stock was recorded at $4.8 million at September 30, 2015, and December 31, 2014.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at September 30, 2015, and December 31, 2014, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,514	$1	$-	$1,515
U.S. government agencies	1,690	-	(113)	1,577
U.S. government agencies mortgage-backed	2,049	-	(15)	2,034
States and political subdivisions	22,918	401	(149)	23,170
Corporate bonds	30,160	-	(580)	29,580
Collateralized mortgage obligations	72,015	53	(1,191)	70,877
Asset-backed securities	195,100	49	(8,053)	187,096
Collateralized loan obligations	94,265	-	(1,278)	92,987
Total Securities Available-for-Sale	$419,711	$504	$(11,379)	$408,836
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$36,746	$2,442	$-	$39,188
Collateralized mortgage obligations	213,298	5,746	(24)	219,020
Total Securities Held-to-Maturity	$250,044	$8,188	$(24)	$258,208

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,529	$-	$(2)	$1,527
U.S. government agencies	1,711	-	(87)	1,624
States and political subdivisions	21,682	432	(96)	22,018
Corporate bonds	31,243	309	(567)	30,985
Collateralized mortgage obligations	65,728	31	(2,132)	63,627
Asset-backed securities	175,565	199	(2,268)	173,496
Collateralized loan obligations	94,236	176	(2,203)	92,209
Total Securities Available-for-Sale	$391,694	$1,147	$(7,355)	$385,486
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,125	$2,030	$-	$39,155
Collateralized mortgage obligations	222,545	3,005	(1,439)	224,111
Total Securities Held-to-Maturity	$259,670	$5,035	$(1,439)	$263,266

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2015, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$12,136	1.52%	$12,159
Due after one year through five years	6,898	2.90%	7,092
Due after five years through ten years	33,586	2.39%	33,077
Due after ten years	3,662	2.82%	3,514
	56,282	2.29%	55,842
Mortgage-backed and collateralized mortgage obligations	74,064	1.30%	72,911
Asset-backed securities	195,100	1.26%	187,096
Collateralized loan obligations	94,265	2.87%	92,987
	$419,711	1.77%	$408,836
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$250,044	2.98%	$258,208

Securities with unrealized losses at September 30, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
September 30, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$113	$1,577	1	$113	$1,577
U.S. government agencies mortgage-backed	1	15	2,034	-	-	-	1	15	2,034
States and political subdivisions	1	28	1,490	1	121	1,703	2	149	3,193
Corporate bonds	5	160	15,000	3	420	14,580	8	580	29,580
Collateralized mortgage obligations	7	386	43,651	4	805	19,211	11	1,191	62,862
Asset-backed securities	9	2,499	74,269	6	5,554	93,838	15	8,053	168,107
Collateralized loan obligations	5	212	29,684	9	1,066	63,303	14	1,278	92,987
	28	$3,300	$166,128	24	$8,079	$194,212	52	$11,379	$360,340
Securities Held-to-Maturity
Collateralized mortgage obligations	-	$-	$-	2	$24	$34,550	2	$24	$34,550
	-	$-	$-	2	$24	$34,550	2	$24	$34,550

	Less than 12 months			Greater than 12 months
December 31, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$2	$1,527	-	$-	$-	1	$2	$1,527
U.S. government agencies	-	-	-	1	87	1,624	1	87	1,624
States and political subdivisions	4	96	4,896	-	-	-	4	96	4,896
Corporate bonds	4	486	15,246	1	81	1,921	5	567	17,167
Collateralized mortgage obligations	5	900	38,284	3	1,232	21,604	8	2,132	59,888
Asset-backed securities	9	1,077	99,286	3	1,191	43,662	12	2,268	142,948
Collateralized loan obligations	12	2,203	82,387	-	-	-	12	2,203	82,387
	35	$4,764	$241,626	8	$2,591	$68,811	43	$7,355	$310,437
Securities Held-to-Maturity
Collateralized mortgage obligations	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585
	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585

Recognition of other-than-temporary impairment was not necessary in the three and nine months ending September 30, 2015, or the year ended December 31, 2014.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2015	December 31, 2014
Commercial	$120,036	$119,158
Real estate - commercial	609,937	600,629
Real estate - construction	23,461	44,795
Real estate - residential	354,106	370,191
Consumer	4,005	3,504
Overdraft	423	649
Lease financing receivables	9,697	8,038
Other	10,345	11,630
	1,132,010	1,158,594
Net deferred loan fees	902	738
	$1,132,912	$1,159,332

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 87.2% and 87.6% of the portfolio at September 30, 2015, and December 31, 2014, respectively.

Aged analysis of past due loans by class of loans was as follows:

.								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
September 30, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$129,201	$532	$129,733	$-
Real estate - commercial
Owner occupied general purpose	132	126	-	258	123,857	1,441	125,556	-
Owner occupied special purpose	136	-	-	136	172,906	778	173,820	-
Non-owner occupied general purpose	-	697	-	697	163,842	335	164,874	-
Non-owner occupied special purpose	-	-	-	-	92,623	-	92,623	-
Retail properties	-	-	-	-	39,219	-	39,219	-
Farm	1,398	-	-	1,398	11,175	1,272	13,845	-
Real estate - construction
Homebuilder	-	-	-	-	2,567	-	2,567	-
Land	-	-	-	-	1,164	-	1,164	-
Commercial speculative	-	-	-	-	2,047	3,561	5,608	-
All other	-	-	-	-	13,880	242	14,122	-
Real estate - residential
Investor	-	4	-	4	126,279	624	126,907	-
Owner occupied	-	156	-	156	111,933	6,465	118,554	-
Revolving and junior liens	588	120	-	708	104,963	2,974	108,645	-
Consumer	1	-	-	1	4,004	-	4,005	-
All other[1]	-	-	-	-	11,670	-	11,670	-
	$2,255	$1,103	$-	$3,358	$1,111,330	$18,224	$1,132,912	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2014	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$38	$-	$-	$38	$125,658	$1,500	$127,196	$-
Real estate - commercial
Owner occupied general purpose	699	-	-	699	126,029	5,937	132,665	-
Owner occupied special purpose	-	-	-	-	167,874	1,441	169,315	-
Non-owner occupied general purpose	-	-	-	-	153,328	4,907	158,235	-
Non-owner occupied special purpose	-	-	-	-	87,054	1,423	88,477	-
Retail properties	-	-	-	-	37,780	-	37,780	-
Farm	-	-	-	-	14,157	-	14,157	-
Real estate - construction
Homebuilder	-	-	-	-	3,204	-	3,204	-
Land	-	-	-	-	1,658	-	1,658	-
Commercial speculative	-	-	-	-	13,431	-	13,431	-
All other	71	29	-	100	25,841	561	26,502	-
Real estate - residential
Investor	-	-	-	-	135,273	1,942	137,215	-
Owner occupied	1,076	914	-	1,990	107,727	6,711	116,428	-
Revolving and junior liens	94	44	-	138	113,906	2,504	116,548	-
Consumer	-	-	-	-	3,504	-	3,504	-
All other[1]	-	-	-	-	13,017	-	13,017	-
	$1,978	$987	$-	$2,965	$1,129,441	$26,926	$1,159,332	$-

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

September 30, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$119,222	$9,895	$616	$-	$129,733
Real estate - commercial
Owner occupied general purpose	123,674	441	1,441	-	125,556
Owner occupied special purpose	172,835	207	778	-	173,820
Non-owner occupied general purpose	161,384	2,313	1,177	-	164,874
Non-owner occupied special purpose	88,665	-	3,958	-	92,623
Retail Properties	35,809	3,410	-	-	39,219
Farm	12,573	-	1,272	-	13,845
Real estate - construction
Homebuilder	2,567	-	-	-	2,567
Land	1,164	-	-	-	1,164
Commercial speculative	2,047	-	3,561	-	5,608
All other	13,880	-	242	-	14,122
Real estate - residential
Investor	126,101	-	806	-	126,907
Owner occupied	111,375	-	7,179	-	118,554
Revolving and junior liens	104,858	188	3,599	-	108,645
Consumer	4,004	-	1	-	4,005
All other	11,670	-	-	-	11,670
Total	$1,091,828	$16,454	$24,630	$-	$1,132,912

December 31, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$118,845	$3,948	$4,403	$-	$127,196
Real estate - commercial
Owner occupied general purpose	124,936	253	7,476	-	132,665
Owner occupied special purpose	154,225	11,607	3,483	-	169,315
Non-owner occupied general purpose	148,212	3,235	6,788	-	158,235
Non-owner occupied special purpose	78,957	8,097	1,423	-	88,477
Retail Properties	36,779	1,001	-	-	37,780
Farm	14,157	-	-	-	14,157
Real estate - construction
Homebuilder	3,204	-	-	-	3,204
Land	1,658	-	-	-	1,658
Commercial speculative	9,947	-	3,484	-	13,431
All other	25,941	-	561	-	26,502
Real estate - residential
Investor	134,952	-	2,263	-	137,215
Owner occupied	109,085	-	7,343	-	116,428
Revolving and junior liens	112,647	188	3,713	-	116,548
Consumer	3,503	-	1	-	3,504
All other	13,017	-	-	-	13,017
Total	$1,090,065	$28,329	$40,938	$-	$1,159,332

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company did not have any repossessed assets reported in other assets as of September 30, 2015, and December 31, 2014.  The Company had $3.3 million and $3.5 million residential assets in the process of foreclosure as of September 30, 2015, and December 31, 2014, respectively.

Impaired loans by class of loans were as follows:

				Nine Months Ended
	As of September 30, 2015			September 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$528	$609	$-	$1,014	$-
Commercial real estate
Owner occupied general purpose	2,589	3,483	-	4,857	62
Owner occupied special purpose	778	875	-	1,288	-
Non-owner occupied general purpose	335	566	-	2,583	-
Non-owner occupied special purpose	-	-	-	712	-
Retail properties	-	-	-	-	-
Farm	1,272	1,338	-	636	-
Construction
Homebuilder	-	-	-	896	-
Land	-	-	-	-	-
Commercial speculative	3,561	3,561	-	1,780	-
All other	242	288	-	266	-
Residential
Investor	1,504	1,820	-	2,050	33
Owner occupied	11,199	12,729	-	11,309	128
Revolving and junior liens	2,762	4,068	-	2,500	4
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	24,770	29,337	-	29,891	227
With an allowance recorded
Commercial	4	9	5	2	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	38	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	135	-
Residential
Investor	-	-	-	67	-
Owner occupied	-	-	-	12	-
Revolving and junior liens	358	405	20	364	2
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	362	414	25	618	2
Total impaired loans	$25,132	$29,751	$25	$30,509	$229

Impaired loans by class of loans were as follows:

				Nine Months Ended
	As of December 31, 2014			September 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$1,500	$2,114	$-	$836	$-
Commercial real estate
Owner occupied general purpose	7,125	7,870	-	4,860	81
Owner occupied special purpose	1,798	1,941	-	3,294	-
Non-owner occupied general purpose	4,831	5,653	-	6,246	45
Non-owner occupied special purpose	1,423	1,930	-	1,067	-
Retail properties	-	-	-	1,572	-
Farm	-	-	-	-	-
Construction
Homebuilder	1,791	1,791	-	1,903	69
Land	-	-	-	209	-
Commercial speculative	-	-	-	369	-
All other	291	323	-	155	-
Residential
Investor	2,595	3,024	-	4,269	32
Owner occupied	11,419	12,816	-	10,457	128
Revolving and junior liens	2,238	3,541	-	1,899	4
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	35,011	41,003	-	37,136	359
With an allowance recorded
Commercial	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	365	-
Owner occupied special purpose	-	-	-	2,443	-
Non-owner occupied general purpose	76	76	21	469	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	84	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	588	-
All other	270	306	98	357	-
Residential
Investor	135	145	24	412	-
Owner occupied	23	65	38	912	15
Revolving and junior liens	371	405	97	912	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	875	997	278	6,542	15
Total impaired loans	$35,886	$42,000	$278	$43,678	$374

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Other[1]	-	$-	$-	3	$404	$412
Revolving and junior liens
HAMP[2]	1	45	11	4	178	142
Other[1]	3	378	349	3	378	349
	4	$423	$360	10	$960	$903

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	-	$-	$-	2	$1,320	$1,118
Real estate - residential
Investor
Other[1]	1	155	153	1	155	153
Owner occupied
HAMP[2]	-	-	-	1	102	74
Deferral[3]	-	-	-	2	344	226
Revolving and junior liens
Other[1]	1	62	59	3	222	218
	2	$217	$212	9	$2,143	$1,789

1. Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

3 Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for three and nine months ending September 30, 2015, and September 30, 2014, that was restructured within the 12 month period prior to default.

Note 4 – Allowance for Loan Losses

For the September 30, 2015, allowance for loan loss determination, management implemented changes in the process used to determine the required loan loss reserve to update the Bank’s reserve methodology.  The estimated impact of this methodology change in the required reserve was approximately $1.4 million.  These changes, and a $2.1 million loan loss reserve release for the third quarter of 2015, are more fully discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Changes in the allowance for loan losses by segment of loans based on method of impairment for three and nine months ending September 30, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Unallocated	Total
Three months ended September 30, 2015
Beginning balance	$1,632	$10,201	$662	$1,860	$1,249	$2,717	$18,321
Charge-offs	101	21	-	342	112	-	576
Recoveries	213	275	204	192	84	-	968
Provision (Release)	340	(1,296)	(421)	(42)	(68)	(613)	(2,100)
Ending balance	$2,084	$9,159	$445	$1,668	$1,153	$2,104	$16,613

Nine months ended September 30, 2015
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	991	1,547	2	1,119	323	-	3,982
Recoveries	437	1,570	270	819	262	-	3,358
Provision (Release)	994	(3,441)	(1,298)	(13)	(240)	(402)	(4,400)
Ending balance	$2,084	$9,159	$445	$1,668	$1,153	$2,104	$16,613

Ending balance: Individually evaluated for impairment	$5	$-	$-	$20	$-	$-	$25
Ending balance: Collectively evaluated for impairment	$2,079	$9,159	$445	$1,648	$1,153	$2,104	$16,588

Loans:
Ending balance	$129,733	$609,937	$23,461	$354,106	$4,005	$11,670	$1,132,912
Ending balance: Individually evaluated for impairment	$532	$4,974	$3,803	$15,823	$-	$-	$25,132
Ending balance: Collectively evaluated for impairment	$129,201	$604,963	$19,658	$338,283	$4,005	$11,670	$1,107,780

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and nine months ending September 30, 2014, were as follows:

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

Loans:
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

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2015	2014	2015	2014
Balance at beginning of period	$31,964	$39,232	$31,982	$41,537
Property additions	846	4,277	7,861	13,620
Property improvements	-	506	-	637
Less:
Property disposals, net of gains/losses	7,231	1,618	11,567	12,136
Period valuation adjustments	1,128	1,520	3,825	2,781
Balance at end of period	$24,451	$40,877	$24,451	$40,877

Activity in the valuation allowance was as follows:

	2015	2014	2015	2014
Balance at beginning of period	$20,069	$17,873	$19,229	$22,284
Provision for unrealized losses	1,128	1,520	3,825	2,781
Reductions taken on sales	(1,325)	(348)	(3,275)	(5,431)
Other adjustments	-	-	93	(589)
Balance at end of period	$19,872	$19,045	$19,872	$19,045

Expenses related to OREO, net of lease revenue includes:

	2015	2014	2015	2014
Gain on sales, net	$(432)	$(201)	$(769)	$(610)
Provision for unrealized losses	1,128	1,520	3,825	2,781
Operating expenses	518	884	2,268	3,132
Less:
Lease revenue	237	196	607	638
	$977	$2,007	$4,717	$4,665

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2015	December 31, 2014
Noninterest bearing demand	$430,810	$400,447
Savings	249,240	239,845
NOW accounts	342,099	328,641
Money market accounts	286,887	296,617
Certificates of deposit of less than $100,000	238,136	251,108
Certificates of deposit of $100,000 through $250,000	109,710	112,515
Certificates of deposit of more than $250,000	63,597	55,882
	$1,720,479	$1,685,055

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2015, and December 31, 2014.  Junior subordinated debentures are discussed in detail in Note 8:

	September 30, 2015	December 31, 2014
Securities sold under repurchase agreements	$27,074	$21,036
FHLBC advances	35,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$165,952	$169,914

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $27.1 million at September 30, 2015, and $21.0 million at December 31, 2014. The fair value of the pledged collateral was $46.9 million at September 30, 2015, and $43.4 million at December 31, 2014.  At September 30, 2015, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2015, the Bank had taken an advance of $35.0 million on the FHLBC stock valued at $3.5 million, collateralized by securities with a fair value of $82.7 million and loans with a principal balance of $174.1 million, which carried a FHLBC calculated combined collateral value of $172.1 million.  The Company had excess collateral of $135.8 million available to secure borrowings at September 30, 2015, additional FHLBC stock to a new total of $3.8 million in late October, and improved immediately available funding compared to June 30, 2015.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both September 30, 2015, and December 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At September 30, 2015, and December 31, 2014, the Company was in compliance with all covenants contained within the credit agreement.

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

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2015, the Company is current on the payments due on these securities.

Note 9 – Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2015, 125,000 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $466,000 in the first nine months of 2015.

There were no stock options granted in the third quarter of 2015 and 2014 or for the nine months ending September 30, 2015, and 2014.  All stock options are granted for a term of ten years.  There were no stock options exercised during the third quarter of 2015 or 2014 or for the nine months ending September 30, 2015, and 2014.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the nine months ending September 30, 2015, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	229,000	$28.28
Canceled	-	-
Expired	-	-
Ending outstanding	229,000	$28.28	1.4	$-

Exercisable at end of period	229,000	$28.28	1.4	$-

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

There were no restricted awards issued under the Plans during the third quarter of 2015 and 101,500 restricted awards were issued during the nine months ending September 30, 2015.  There were no restricted awards issued during the third quarter of 2014 and 184,500 restricted awards issued for the nine months ending September 30, 2014.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the nine months ending September 30, 2015, is as follows:

	September 30, 2015
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	325,000	$4.15
Granted	101,500	5.38
Vested	(57,500)	4.04
Forfeited	(16,000)	4.43
Nonvested at September 30	353,000	$4.51

Total unrecognized compensation cost of restricted awards was $869,000 as of September 30, 2015, which is expected to be recognized over a weighted-average period of 2.12 years.  Total unrecognized compensation cost of restricted awards was $1.0 million as of September 30, 2014, which was expected to be recognized over a weighted-average period of 2.48 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of September 30 (in thousands except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Weighted-average common shares outstanding	29,478,429	29,442,508	29,474,833	23,905,205
Weighted-average common shares less stock based awards	29,478,429	29,442,508	29,474,833	23,902,403
Weighted-average common shares stock based awards	-	325,000	-	225,232
Net income	$3,924	$2,924	$11,552	$7,147
Gain on preferred stock redemption	-	-	-	(1,348)
Preferred stock dividends and accretion, net of dividends waived	339	1,065	1,873	(1,448)
Net earnings available to common stockholders	3,585	1,859	9,679	9,943
Basic earnings per share common undistributed earnings	N/A	0.06	N/A	0.41
Basic earnings per share	0.12	0.06	0.33	0.41
Diluted earnings per share:
Weighted-average common shares outstanding	29,478,429	29,442,508	29,474,833	23,905,205
Dilutive effect of nonvested restricted awards[1]	268,000	325,000	249,401	222,430
Diluted average common shares outstanding	29,746,429	29,767,508	29,724,234	24,127,635
Net earnings available to common stockholders	$3,585	$1,859	$9,679	$9,943
Diluted earnings per share	$0.12	$0.06	$0.33	$0.41

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	1,044,339	1,140,839	1,044,339	1,140,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of September 30, 2015, and September 30, 2014, because the warrant was anti-dilutive.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

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

In July 2015, the Company announced that it would redeem the remaining 31,553 outstanding shares of Series B Stock on August 14, 2015 at the redemption price, equal to the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  The redemption was successfully completed in the third quarter.  As of September 30, 2015, no shares of the Series B Stock remained outstanding.  Please see the Capital section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations capital section for further information on this topic.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2015, the Bank exceeded those thresholds.

At September 30, 2015, the Bank’s Tier 1 capital leverage ratio was 11.26%, down 76 basis points from December 31, 2014, and well above the 8.00% objective.  The Bank’s total capital ratio was 17.10%, down 163 basis points from December 31, 2014, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2015, and December 31, 2014.

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

At September 30, 2015, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  For all periods prior to 2015, all capital ratios displayed were calculated without giving effect to the final Basel III capital rules.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$146,438	10.26%	$64,227	4.50%	N/A	N/A
Old Second Bank	227,335	15.94	64,179	4.50	$92,702	6.50%
Total capital to risk weighted assets
Consolidated	219,255	15.36	114,195	8.00	N/A	N/A
Old Second Bank	243,942	17.10	114,125	8.00	142,656	10.00
Tier 1 capital to risk weighted assets
Consolidated	170,697	11.96	85,634	6.00	N/A	N/A
Old Second Bank	227,335	15.94	85,572	6.00	114,095	8.00
Tier 1 capital to average assets
Consolidated	170,697	8.46	80,708	4.00	N/A	N/A
Old Second Bank	227,335	11.26	80,758	4.00	100,948	5.00

December 31, 2014
Total capital to risk weighted assets
Consolidated	$240,566	17.68%	$108,853	8.00%	N/A	N/A
Old Second Bank	254,897	18.73	108,872	8.00	$136,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	196,499	14.44	54,432	4.00	N/A	N/A
Old Second Bank	237,828	17.47	54,454	4.00	81,681	6.00
Tier 1 capital to average assets
Consolidated	196,499	9.93	79,154	4.00	N/A	N/A
Old Second Bank	237,828	12.02	79,144	4.00	98,930	5.00

1 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, the Bank must keep a buffer of 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter of minimum capital requirements in order to avoid additional limitations on capital distributions.  The Bank has the ability and the authority to pay dividends to the Company for debt payment purposes.

As discussed in Note 8, as of September 30, 2015, the Company had $58.4 million of junior subordinated debentures held by two statutory business trusts that it controls.  The Company has the right to defer interest payments on the debentures for a period of up to 20 consecutive quarters, and elected to begin such a deferral in August 2010.  However, all deferred interest must be paid before the Company may pay dividends on its common stock.  In the second quarter of 2014, the Company terminated the deferral period and paid all accumulated and unpaid interest on the junior subordinated debentures which totaled $19.7 million.  The Company is currently paying interest as it comes due.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarters ended September 30, 2015, and 2014 there were no significant transfers between levels.

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

•

During the third quarter of 2014, asset-backed collateralized loan obligations were acquired and priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2015, and December 31, 2014, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,515	$-	$-	$1,515
U.S. government agencies	-	1,577	-	1,577
U.S. government agencies mortgage-backed	-	2,034	-	2,034
States and political subdivisions	-	23,052	118	23,170
Corporate Bonds	-	29,580	-	29,580
Collateralized mortgage obligations	-	70,877	-	70,877
Asset-backed securities	-	187,096	-	187,096
Collateralized loan obligations	-	92,987	-	92,987
Loans held-for-sale	-	3,899	-	3,899
Mortgage servicing rights	-	-	5,470	5,470
Other assets (Interest rate swap agreements)	-	157	-	157
Other assets (Mortgage banking derivatives)	-	230	-	230
Total	$1,515	$411,489	$5,588	$418,592

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$973	$-	$973
Total	$-	$973	$-	$973

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,527	$-	$-	$1,527
U.S. government agencies	-	1,624	-	1,624
States and political subdivisions	-	21,900	118	22,018
Corporate bonds	-	30,985	-	30,985
Collateralized mortgage obligations	-	63,627	-	63,627
Asset-backed securities	-	120,555	52,941	173,496
Collateralized loan obligations	-	92,209	-	92,209
Loans held-for-sale	-	5,072	-	5,072
Mortgage servicing rights	-	-	5,462	5,462
Other assets (Interest rate swap agreements net of swap credit valuation)	-	30	-	30
Other assets (Mortgage banking derivatives)	-	143	-	143
Total	$1,527	$336,145	$58,521	$396,193

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$30	$-	$30
Total	$-	$30	$-	$30

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine months ended September 30, 2015
	Securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(668)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	1,209
Settlements	-	-	(533)
Sales	(27,455)	-	-
Ending balance September 30, 2015	$-	$118	$5,470

	Nine months ended September 30, 2014
	Securities available-for-sale
		States and	Mortgage	Interest Rate
	Asset-	Political	Servicing	Swap
	backed	Subdivisions	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Total gains or losses
Included in earnings (or changes in net assets)	3,178	-	(761)	6
Included in other comprehensive income	(1,748)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	63,704	-	-	-
Issuances	-	-	594	-
Settlements	-	-	-	-
Sales	(135,490)	-	-	-
Ending balance September 30, 2014	$83,781	$125	$5,640	$-

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,470	Discounted Cash Flow	Discount Rate	9.7-15.5%	10.2%
			Prepayment Speed	6.0-34.2%	11.0%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2014:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,462	Discounted Cash Flow	Discount Rate	9.7-108.2%	10.2%
			Prepayment Speed	5.0-78.4%	10.9%

Asset-backed securities	52,941	Discounted Cash Flow	Credit Risk Premium	0.9-0.9%	0.9%
		with comparable transaction yields	Liquidity Discount	3.5-3.7%	3.6%

The $118,000 on the state and political subdivisions line at September 30, 2015, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2015, and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$292	$292
Other real estate owned, net[2]	-	-	24,451	24,451
Total	$-	$-	$24,743	$24,743

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $317,000, with a valuation allowance of $25,000 resulting in a decrease of specific allocations within the allowance for loan losses of $252,000 for the nine months ending September 30, 2015.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $24.5 million, which is made up of the outstanding balance of $46.1 million, net of a valuation allowance of $19.9 million and participations of $1.7 million, at September 30, 2015.

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of September 30, 2015, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	September 30, 2015	December 31, 2014
Notional amount	$25,774	$-
Unrealized loss	(816)	-

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client (or in the case above the Company) while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $2.0 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at September 30, 2015.  The Bank had $3.0 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2014.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At September 30, 2015, the notional amount of non-hedging interest rate swaps was $17.7 million with a weighted average maturity of 4.5 years.  At December 31, 2014, the notional amount of non-hedging interest rate swaps was $16.3 million with a weighted average maturity of 2.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of September 30, 2015, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$17,670	Other Assets	$157	Other Liabilities	$157
Commitments[1]	231,466	Other Assets	230	N/A	-
Forward contracts[2]	19,000	N/A	-	Other Liabilities	-
Total			$387		$157

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2014.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$16,334	Other Assets	$30	Other Liabilities	$30
Commitments[1]	201,946	Other Assets	143	N/A	-
Forward contracts[2]	14,000	N/A	-	Other Liabilities	-
Total			$173		$30

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2015, and December 31, 2014.

The following table is a summary of letter of credit commitments (in thousands):

	September 30, 2015			December 31, 2014
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$55	$3,497	$3,552	$55	$4,745	$4,800
Commercial standby	-	47	47	-	49	49
Performance standby	404	7,350	7,754	416	5,690	6,106
	459	10,894	11,353	471	10,484	10,955
Non-borrower:
Performance standby	-	575	575	-	572	572
	-	575	575	-	572	572
Total letters of credit	$459	$11,469	$11,928	$471	$11,056	$11,527

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

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,443	$35,443	$35,443	$-	$-
Interest bearing deposits with financial institutions	18,329	18,329	18,329	-	-
Securities available-for-sale	408,836	408,836	1,515	407,203	118
Securities held-to-maturity	250,044	258,208	-	258,208	-
FHLBC and Reserve Bank Stock	8,271	8,271	-	8,271	-
Bank-owned life insurance	57,647	57,647	-	57,647	-
Loans held-for-sale	3,899	3,899	-	3,899	-
Loans, net	1,116,299	1,128,288	-	-	1,128,288
Accrued interest receivable	4,402	4,402	-	4,402	-

Financial liabilities:
Noninterest bearing deposits	$430,810	$430,810	$430,810	$-	$-
Interest bearing deposits	1,289,669	1,291,259	-	1,291,259	-
Securities sold under repurchase agreements	27,074	27,074	-	27,074	-
Other short-term borrowings	35,000	35,000	-	35,000	-
Junior subordinated debentures	58,378	54,192	32,148	22,044	-
Subordinated debenture	45,000	40,433	-	40,433	-
Note payable and other borrowings	500	437	-	437	-
Borrowing interest payable	74	74	-	74	-
Deposit interest payable	427	427	-	427	-

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,101	$30,101	$30,101	$-	$-
Interest bearing deposits with financial institutions	14,096	14,096	14,096	-	-
Securities available-for-sale	385,486	385,486	1,527	330,900	53,059
Securities held-to-maturity	259,670	263,266	-	263,266	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	56,807	56,807	-	56,807	-
Loans held-for-sale	5,072	5,072	-	5,072	-
Loans, net	1,137,695	1,151,223	-	-	1,151,223
Accrued interest receivable	4,888	4,888	-	4,888	-

Financial liabilities:
Noninterest bearing deposits	$400,447	$400,447	$400,447	$-	$-
Interest bearing deposits	1,284,608	1,284,887	-	1,284,887	-
Securities sold under repurchase agreements	21,036	21,036	-	21,036	-
Other short-term borrowings	45,000	45,000	-	45,000	-
Junior subordinated debentures	58,378	54,686	32,441	22,245	-
Subordinated debenture	45,000	39,366	-	39,366	-
Note payable and other borrowings	500	422	-	422	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	467	467	-	467	-

Note 15 – Series B Preferred Stock (“Series B Stock”)

The Series B Stock was issued as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program.  The Series B Stock qualified as Tier 1 capital and paid cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter effective in February 2014.  Concurrent with issuing the Series B Stock, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.

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

On December 30, 2014, the Company provided notice that it was redeeming approximately one-third of the issued and outstanding shares of the Company’s Series B Stock.  The effective date for the redemption was January 31, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date. As of December 30, 2014, there were 47,331 shares of the Series B Stock outstanding, and redeeming one-third of the Series B Stock resulted in the redemption of 15,778 shares of Series B Stock.  The redemption was successfully completed in the first quarter.  As of March 31, 2015, 31,553 shares of the Series B Stock remained outstanding.

The Company carried $47.3 million and $72.9 million of Series B Stock in total stockholders’ equity at December 31, 2014, and December 31, 2013, respectively.  In July 2015, the Company announced that it would redeem the remaining 31,553 outstanding shares of Series B Stock on August 14, 2015 at the redemption price, equal to the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  The redemption was successfully completed in the third quarter of 2015.  As of September 30, 2015, no shares of the Series B Stock remained outstanding.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2015, as compared to December 31, 2014, and the results of operations for the three and nine months ending September 30, 2015, and 2014.   This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2014 Form 10-K.  The results of operations for the quarter and nine months ended September 30, 2015, are not necessarily indicative of future results.

Our commendable and flexible community banking franchise has emerged from the difficult years following 2008 and is positioned for further success as an enduring entity following our strong fundamental approach.  We expect to work through difficult industry and regulatory developments which make it more challenging to attain the levels of profitability and growth we experienced prior to 2008.  However, as we look to provide value to our customers and the communities in which we operate, we still find at best, sluggish growth in our local markets.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for their growth.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals continue to decline.  As the Company’s residential mortgage business experienced strong performance in the first nine months of 2015, our other services continued to encounter fierce competition in our chosen communities.

Results of Operations

Management has remained vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  The third quarter review of the loan portfolio concluded that the reserve for loan and lease loss was adequate and appropriate for estimable losses at September 30, 2015.  A loan loss reserve release of $2.1 million was recorded in the third quarter of 2015.  This compared to a $2.3 million loan loss reserve release for the second quarter of 2015 and neither a provision nor a release in the first quarter of 2015.

Net income before taxes of $6.3 million in the third quarter compares to $6.6 million in the second quarter of 2015.  When compared to the second quarter of 2015, the third quarter of 2015 reflected lower levels of revenue and noninterest expense and a comparable loan loss reserve release.  Noninterest income was impacted by a $1.1 million writedown on a closed branch in Batavia, Illinois and good, but reduced results on residential mortgage revenue.  Noninterest expense decreased on a linked quarter basis largely on still elevated but lower expenses related to OREO.

Third quarter earnings per share of $0.12 per diluted share is unchanged from the second quarter of 2015.  All information reflects management actions to redeem outstanding Series B Stock (with resulting benefit in net income available to common stockholders) both in 2014 and in 2015.

Net income before taxes of $18.3 million for the first nine months of 2015 compares to $11.1 million for the same period in 2014.  Year to date results for 2015 show improved net interest income, a larger loan loss reserve release and reduced noninterest expense.  Noninterest expenses are flat to down in all categories, most notably in amortization of core deposit assets.  This expense came to a total of $1.2 million for the first nine months of 2014 compared to no expense in 2015 as the core deposit asset was fully amortized.

Net Interest Income

Net interest and dividend income decreased $132,000 from $14.9 million for the quarter ended June 30, 2015, to $14.8 million for the quarter ended September 30, 2015.  Average earning assets for the third quarter of 2015 decreased $22.7 million from the second quarter of 2015 to a total of $1.83 billion.  Both average total securities and average loans declined in the third quarter compared to the second quarter.

For the nine month period, net interest income improved year over year by $2.4 million to a total of $44.3 million.  A modest increase of 1.1% in interest income reflects slightly higher interest and fees on loans somewhat offset by lower interest revenue from the Bank’s securities portfolio.  Interest expense reflects sharply lower interest on time deposits and lower interest expense on the Company’s junior subordinated debentures.  Average earning assets increased for the period with yield essentially unchanged.  Average interest bearing liabilities were essentially unchanged at a lower cost.  As loan volume continues to develop slowly, management increased available-for-sale securities during the nine months ended September 30, 2015.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, decreased slightly from 3.25% in the second quarter of 2015 to 3.22% in the third quarter of 2015. The average tax-equivalent yield on earning assets was essentially unchanged at 3.68% for the third quarter compared to 3.69% in the second quarter of 2015.  For the same comparative period, the cost of funds on interest bearing liabilities was essentially unchanged at 0.62% for the third quarter compared to 0.61% for the second quarter.

Period loan yields are reflective of competitive pressures on new loan yield.  Additionally, management continued to see competitive pressure to reduce interest rates on loans retained at renewal.

For the nine month comparative period, average earning assets show a modest increase with a slightly lower yield.  Interest bearing liabilities are essentially unchanged but at a cost of 0.62% in 2015 compared to 0.79% in 2014.  Net interest margin improved to 3.25% for the nine months of 2015 compared to 3.14% for the same period in 2014.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended September 30, 2015, June 30, 2015, and September 30, 2014.

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	September 30, 2015			June 30, 2015			September 30, 2014
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$18,563	$12	0.25	$29,880	$19	0.25	$38,603	$25	0.25
Securities:
Taxable	642,413	3,471	2.16	635,469	3,372	2.12	600,386	3,586	2.39
Non-taxable (TE)	19,318	187	3.87	29,424	251	3.41	12,237	169	5.52
Total securities	661,731	3,658	2.21	664,893	3,623	2.18	612,623	3,755	2.45
Dividends from Reserve Bank and FHLBC stock	8,271	76	3.68	8,409	77	3.66	9,085	78	3.43
Loans and loans held-for-sale[1]	1,144,413	13,415	4.59	1,152,485	13,566	4.66	1,137,137	13,429	4.62
Total interest earning assets	1,832,978	17,161	3.68	1,855,667	17,285	3.69	1,797,448	17,287	3.78
Cash and due from banks	28,999	-	-	29,153	-	-	32,459	-	-
Allowance for loan losses	(18,607)	-	-	(20,546)	-	-	(24,492)	-	-
Other noninterest bearing assets	211,646	-	-	219,239	-	-	230,232	-	-
Total assets	$2,055,016			$2,083,513			$2,035,647

Liabilities and Stockholders' Equity
NOW accounts	$347,754	$76	0.09	$334,694	$73	0.09	$321,968	$68	0.08
Money market accounts	291,663	71	0.10	296,872	71	0.10	299,846	70	0.09
Savings accounts	250,031	38	0.06	254,243	39	0.06	238,528	37	0.06
Time deposits	404,896	799	0.78	410,066	771	0.75	437,597	1,073	0.97
Interest bearing deposits	1,294,344	984	0.30	1,295,875	954	0.30	1,297,939	1,248	0.38
Securities sold under repurchase agreements	31,466	1	0.01	31,234	-	-	27,266	1	0.01
Other short-term borrowings	14,674	5	0.13	22,638	7	0.12	12,174	4	0.13
Junior subordinated debentures	58,378	1,072	7.35	58,378	1,071	7.34	58,378	1,072	7.35
Subordinated debt	45,000	205	1.78	45,000	202	1.78	45,000	199	1.73
Notes payable and other borrowings	500	1	0.78	500	-	-	500	4	3.13
Total interest bearing liabilities	1,444,362	2,268	0.62	1,453,625	2,234	0.61	1,441,257	2,528	0.70
Noninterest bearing deposits	431,052	-	-	435,093	-	-	389,246	-	-
Other liabilities	9,782	-	-	10,962	-	-	11,416	-	-
Stockholders' equity	169,820	-	-	183,833	-	-	193,728	-	-
Total liabilities and stockholders' equity	$2,055,016			$2,083,513			$2,035,647
Net interest income (TE)		$14,893			$15,051			$14,759
Net interest income (TE)
to total earning assets			3.22			3.25			3.26
Interest bearing liabilities to earning assets	78.80%			78.33%			80.18%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $459,000,  $463,000 and $600,000 for the third quarter of 2015, the second quarter of 2015 and the third quarter of 2014, respectively.  Nonaccrual loans are included in the above-stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months Ended September 30, 2015 and 2014

(In thousands - unaudited)

	2015			2014
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$22,157	$43	0.26	$30,958	$60	0.26%
Securities:
Taxable	631,160	10,218	2.16	615,136	10,440	2.26
Non-taxable (TE)	24,071	655	3.63	18,114	579	4.26
Total securities	655,231	10,873	2.21	633,250	11,019	2.32
Dividends from Reserve Bank and FHLBC stock	8,576	230	3.58	9,886	232	3.13
Loans and loans held-for-sale[1]	1,152,718	40,270	4.61	1,121,600	39,521	4.65
Total interest earning assets	1,838,682	51,416	3.70	1,795,694	50,832	3.74
Cash and due from banks	29,955	-	-	33,071	-	-
Allowance for loan losses	(20,241)	-	-	(25,570)	-	-
Other noninterest bearing assets	216,451	-	-	233,127	-	-
Total assets	$2,064,847			$2,036,322

Liabilities and Stockholders' Equity
NOW accounts	$340,312	$221	0.09	$311,701	$197	0.08%
Money market accounts	295,595	212	0.10	308,109	247	0.11
Savings accounts	249,778	114	0.06	238,480	118	0.07
Time deposits	411,142	2,377	0.77	454,406	3,604	1.06
Interest bearing deposits	1,296,827	2,924	0.30	1,312,696	4,166	0.42
Securities sold under repurchase agreements	28,742	2	0.01	25,687	2	0.01
Other short-term borrowings	20,971	20	0.13	8,352	8	0.13
Junior subordinated debentures	58,378	3,215	7.34	58,378	3,847	8.79
Subordinated debt	45,000	604	1.77	45,000	593	1.74
Notes payable and other borrowings	500	5	1.32	500	12	3.16
Total interest bearing liabilities	1,450,418	6,770	0.62	1,450,613	8,628	0.79
Noninterest bearing deposits	424,118	-	-	384,350	-	-
Other liabilities	10,818	-	-	22,927	-	-
Stockholders' equity	179,493	-	-	178,432	-	-
Total liabilities and stockholders' equity	$2,064,847			$2,036,322
Net interest income (TE)		$44,646			$42,204
Net interest income (TE)
to total earning assets			3.25%			3.14%
Interest bearing liabilities to earning assets	78.88%			80.78%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.4 million and $1.7 million for the first nine months of 2015 and 2014, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
Net Interest Margin
Interest income (GAAP)	$17,072	$17,170	$17,199	$51,108	$50,546
Taxable-equivalent adjustment:
Loans	24	27	29	79	83
Securities	65	88	59	229	203
Interest income - TE	17,161	17,285	17,287	51,416	50,832
Interest expense (GAAP)	2,268	2,234	2,528	6,770	8,628
Net interest income -TE	$14,893	$15,051	$14,759	$44,646	$42,204
Net interest income (GAAP)	$14,804	$14,936	$14,671	$44,338	$41,918
Average interest earning assets	$1,832,978	$1,855,667	$1,797,448	$1,838,682	$1,795,694
Net interest margin (GAAP)	3.20%	3.23%	3.24%	3.22%	3.12%
Net interest margin - TE	3.22%	3.25%	3.26%	3.25%	3.14%

Asset Quality

The Company recorded a loan loss reserve release of $2.1 million in the third quarter of 2015.  By comparison, the Company recognized a $2.3 million loan loss reserve release in the second quarter of 2015.  The provision for loan loss creates a reserve for probable and estimable losses inherent in the loan portfolio.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.  Management made changes in the methodology used to calculate the September 30, 2015, required loan loss reserve.  Those methodology changes are described in the Allowance for Loan and Lease Loss section of this Management Discussion and Analysis of Financial Condition and Results of Operations.

Nonperforming loans decreased to $18.5 million at September 30, 2015, from $19.3 million at June 30, 2015.  Net recoveries of $392,000 in the third quarter of 2015 compares to net charge-offs of $560,000 for the second quarter of 2015.  The distribution of the Company’s remaining nonperforming loans is included in the following table.

				September 30, 2015
	Nonperforming Loans as of			Percent Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2015	2015	2014	2015	2014
Real estate-construction	$3,803	$3,952	$561	(3.8)	577.9
Real estate-residential:
Investor	624	792	1,942	(21.2)	(67.9)
Owner occupied	6,725	6,534	6,818	2.9	(1.4)
Revolving and junior liens	3,021	2,699	2,551	11.9	18.4
Real estate-commercial, nonfarm	2,554	3,435	13,708	(25.6)	(81.4)
Real estate-commercial, farm	1,272	1,272	-	-	-
Commercial	532	600	1,500	(11.3)	(64.5)
Other	-	-	-	-	-
	$18,531	$19,284	$27,080	(3.9)	(31.6)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	September 30,	% of	June 30,	% of	December 31,	% of
	2015	Total	2015	Total	2014	Total
Real estate-construction
Homebuilder	$(9)	2.3	$(47)	(8.4)	$(109)	(27.7)
Land	(4)	1.0	(2)	(0.4)	(14)	(3.6)
Commercial speculative	(190)	48.5	-	-	-	-
All other	(1)	0.3	(11)	(2.0)	(3)	(0.8)
Total real estate-construction	(204)	52.1	(60)	(10.8)	(126)	(32.1)
Real estate-residential
Investor	(10)	2.6	(104)	(18.6)	(23)	(5.9)
Owner occupied	163	(41.6)	(25)	(4.5)	(9)	(2.3)
Revolving and junior liens	(3)	0.8	(115)	(20.5)	416	105.9
Total real estate-residential	150	(38.2)	(244)	(43.6)	384	97.7
Real estate-commercial, nonfarm
Owner general purpose	20	(5.1)	709	126.6	14	3.6
Owner special purpose	(126)	32.1	109	19.5	111	28.2
Non-owner general purpose	(9)	2.3	(915)	(163.4)	(34)	(8.6)
Non-owner special purpose	(139)	35.5	163	29.1	10	2.5
Retail properties	-	-	-	-	(3)	(0.8)
Total real estate-commercial, nonfarm	(254)	64.8	66	11.8	98	24.9
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	(112)	28.50	775	138.4	57	14.5
Other	28	(7.2)	23	4.2	(20)	(5.0)
Net (recovery)/charge-off	$(392)	100.0	$560	100.0	$393	100.0

Net recoveries for the third quarter reflect continuing management attention to credit quality.

				September 30, 2015
	Classified Loans as of			Percent Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2015	2015	2014	2015	2014
Real estate-construction	$3,803	$3,952	$4,045	(3.8)	(6.0)
Real estate-residential:
Investor	806	975	2,263	(17.3)	(64.4)
Owner occupied	7,179	7,051	7,343	1.8	(2.2)
Revolving and junior liens	3,599	3,292	3,713	9.3	(3.1)
Real estate-commercial, nonfarm	7,354	3,705	19,170	98.5	(61.6)
Real estate-commercial, farm	1,272	1,272	-	-	-
Commercial	616	698	4,403	(11.7)	(86.0)
Other	1	1	1	-	-
	$24,630	$20,946	$40,938	17.6	(39.8)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and paying capacity of the obligor or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.  Classified loans in the third quarter increased on one sizable relationship.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  Beginning in 2015, for the quarter end ratio calculation, management has applied the capital rules as announced effective January 1, 2015, also known as the Basel III regulations, to calculate the Bank Tier 1 capital portion of this ratio.  This ratio ended at 20.1% for the quarter ended September 30, 2015.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	September 30,	June 30,	December 31,
	2015	2015	2014

Allowance at beginning of quarter	$18,321	$21,181	$23,330
Charge-offs:
Commercial	101	858	59
Real estate - commercial	21	1,031	338
Real estate - construction	-	1	-
Real estate - residential	342	159	641
Consumer and other loans	112	93	103
Total charge-offs	576	2,142	1,141
Recoveries:
Commercial	213	83	2
Real estate - commercial	275	965	240
Real estate - construction	204	61	126
Real estate - residential	192	403	257
Consumer and other loans	84	70	123
Total recoveries	968	1,582	748
Net charge-offs (recoveries)	(392)	560	393
Loan loss reserve release	(2,100)	(2,300)	(1,300)
Allowance at end of period	$16,613	$18,321	$21,637

Average total loans (exclusive of loans held-for-sale)	1,140,624	1,144,605	1,141,297
Net charge-offs to average loans	(0.03)%	0.05%	0.03%
Allowance at period end to average loans	1.46%	1.60%	1.90%

Ending balance: Individually evaluated for impairment	$25	$138	$278
Ending balance: Collectively evaluated for impairment	$16,588	$18,183	$21,359

The coverage ratio of the allowance for loan losses to nonperforming loans was 89.6% as of September 30, 2015, down from 95.0% as of June 30, 2015, but improved from 79.9% as of December 31, 2014.  After a third party review of the methodology used to determine the required loan loss reserve, management revised the methodology for September 30, 2015, reporting.  These revisions were implemented to update the methodology in light of developments in the Bank loan portfolio. One methodology change will reflect use of average balances in historical required reserve calculations to avoid loss rate impact if loan balances increase or decrease significantly.  Previously, period end balances were used in the required reserve calculation.  A second methodology change will negate quarterly net recovery data in the historical loss rate experience calculations.  The previous treatment of net recoveries was seen as a less meaningful treatment of current historical loss experience.  The last methodology change replaces the commercial real estate pool management factor with a collateral calculation on balances for special mention and problem accruing loans in the period.  This methodology change more accurately reflects all portfolio risk. All calculations conform to U. S. generally accepted accounting principles.  After a review of the adequacy of the loan loss reserve at September 30, 2015, management concluded that, for the third quarter of 2015 a loan loss reserve release of $2.1 million was appropriate.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 1.9% of total loans as of December 31, 2014, to 1.6% of total loans at June 30, 2015, to 1.5% at September 30, 2015.  In management’s judgment, an adequate  allowance for estimated losses has been established for inherent losses at September 30, 2015.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO at September 30, 2015, ended at $24.5 million.  This compares to $32.0 million at both June 30, 2015, and December 31, 2014.  New additions to the OREO portfolio in third quarter of 2015 were modest while valuation writedowns continued with an expense of $1.1 million in the quarter and $3.8 million in the nine month period.

				September 30, 2015
	Three Months Ended			Percent Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2015	2015	2014	2015	2014
Beginning balance	$31,964	$35,461	$40,877	(9.9)	(21.8)
Property additions	846	907	2,458	(6.7)	(65.6)
Property improvements	-	-	157	-	(100.0)
Less:				-	-
Property disposals	7,231	2,316	9,732	212.2	(25.7)
Period valuation adjustments	1,128	2,088	1,778	(46.0)	(36.6)
Other real estate owned	$24,451	$31,964	$31,982	(23.5)	(23.5)

 In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposal or upon update to valuation in the future.  Of note, properties valued in total at $2.7 million, or approximately 11.1%, of total OREO at September 30, 2015, have been in OREO for five years or more.

OREO Properties by Type

(in thousands)	September 30, 2015		June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$2,194	9%	$2,381	7%	$2,621	8%
Lots (single family and commercial)	11,990	49%	12,629	39%	13,235	41%
Vacant land	2,152	9%	2,437	8%	2,725	9%
Multi-family	314	1%	2,526	8%	1,549	5%
Commercial property	7,801	32%	11,991	38%	11,852	37%
Total OREO properties	$24,451	100%	$31,964	100%	$31,982	100%

Noninterest Income

				3rd Qtr 2015
	Three Months Ended			Percent Change From
(in thousands)	3rd Qtr	2nd Qtr	3rd Qtr	2nd Qtr	3rd Qtr
	2015	2015	2014	2015	2014
Trust income	$1,444	$1,596	$1,483	(9.5)	(2.6)
Service charges on deposits	1,766	1,779	1,838	(0.7)	(3.9)
Residential mortgage banking revenue	1,275	2,476	1,340	(48.5)	(4.9)
Securities (loss) gains, net	(57)	(12)	1,231	(375.0)	(104.6)
Increase in cash surrender value of bank-owned life insurance	203	283	304	(28.3)	(33.2)
Debit card interchange income	1,004	1,050	1,011	(4.4)	(0.7)
Loss on disposal and transfer of fixed assets	(1,143)	-	(121)	N/A	N/A
Other income	1,156	1,092	1,237	5.9	(6.5)
Total noninterest income	$5,648	$8,264	$8,323	(31.7)	(32.1)

Noninterest income experienced no significant linked quarter improvements in the third quarter of 2015.  The Company continued to experience good mortgage loan origination results by operating effectively in a favorable market environment.  However, valuation adjustments in the third quarter detracted from total residential mortgage banking revenue.  Income recorded from the change in cash surrender value of bank-owned life insurance decreased on a linked quarter basis in light of market declines in investment value.  Other noninterest income for the third quarter of 2015 is impacted by the impairment charge related to the closing of a Bank branch in Batavia, Illinois.  Year over year third quarter noninterest income is down 32.1% with all categories essentially unchanged, reduced or down sharply.

For the nine month period, 2015 total noninterest income is $240,000 lower in 2015 compared to 2014. Improved results in residential mortgage banking revenue and benefit from a $917,000 payment received from a service provider in the first quarter of 2015 are essentially offset by the branch closing impairment charge mentioned above and reduced results in virtually all other categories.

Noninterest Expense

				3rd Qtr 2015
	Three Months Ended			Percent Change From
(in thousands)	3rd Qtr	2nd Qtr	3rd Qtr	2nd Qtr	3rd Qtr
	2015	2015	2014	2015	2014
Salaries	$6,843	$7,292	$7,141	(6.2)	(4.2)
Bonus	238	454	475	(47.6)	(49.9)
Benefits and other	1,179	1,403	1,240	(16.0)	(4.9)
Total salaries and employee benefits	8,260	9,149	8,856	(9.7)	(6.7)
Occupancy expense, net	1,156	1,094	1,143	5.7	1.1
Furniture and equipment expense	1,110	1,065	989	4.2	12.2
FDIC insurance	373	377	649	(1.1)	(42.5)
General bank insurance	308	310	371	(0.6)	(17.0)
Amortization of core deposit intangible asset	-	-	154	N/A	(100.0)
Advertising expense	434	353	291	22.9	49.1
Debit card interchange expense	379	400	418	(5.3)	(9.3)
Legal fees	279	420	332	(33.6)	(16.0)
Other real estate owned expense, net	977	2,388	2,007	(59.1)	(51.3)
Other expense	2,968	3,371	3,134	(12.0)	(5.3)
Total noninterest expense	$16,244	$18,927	$18,344	(14.2)	(11.4)
Efficiency ratio (defined below)	73.73%	70.44%	73.51%

The efficiency ratio shown in the table above is calculated as noninterest expense excluding core deposit intangible amortization and OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and with a tax equivalent adjustment on the increase in cash surrender value of bank-owned life insurance.

Noninterest expense decreased on a linked quarter basis reflecting reduced bonus accrual expense, lower levels of residential mortgage commission expense, improved but still elevated OREO expense and reduced other noninterest expenses.  Expenses were flat or down in the third quarter of 2015 compared to the same period in 2014 for most categories.  Third quarter 2015 total noninterest expense is 11.4% lower than the third quarter 2014 total.

For the nine month period, total noninterest expense was $2.6 million or 4.7% lower in the 2015 period compared to the same period in 2014.  Most notably, expense related to amortization of the core deposit asset intangible has ended leading to a $1.2 million year over year expense reduction.  Virtually all other categories are flat to lower in 2015 compared to 2014 on expense management controls.

Income Taxes

The Company recorded a tax expense of $2.4 million on $6.3 million pre-tax income for the third quarter of 2015.  For the nine months ended September 30, 2015, tax expense was composed of $262,000 in current income tax expense and $6.5 million in deferred income tax expense.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through September 30, 2015. The Company has no valuation reserve on the deferred tax assets as of September 30, 2015.

On September 12, 2012, the Company and the Bank, as rights agent, entered into the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Tax Benefits Plan”).  The Tax Benefits Plan amended and restated the Rights Agreement, dated September 17, 2002.  The purpose of the Tax Benefits Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.  The Tax Benefits Plan was ratified by the Company’s stockholders at the Company’s 2013 annual meeting.  In connection with the public offering that closed in the second quarter of 2014, the Company amended the Tax Benefits Plan on April 3, 2014, to allow two identified investors who were purchasers in the offering to purchase more than 5% of the Company’s common stock.  In the third quarter of 2015, the

Company filed a second amendment to the Tax Benefits plan.  The second amendment provides rights holders additional exercise choices.  The amendment is subject to ratification by the Company's stockholders at the Company's 2016 annual meeting.

Financial Condition

Total assets decreased $15.5 million from June 30, 2015, to $2.05 billion at September 30, 2015, on lower loan outstandings and normal operating changes.  Total assets at September 30, 2015, are slightly lower than recorded at December 31, 2014.  Loans decreased by $26.0 million in three months ended September 30, 2015, and $26.4 million compared to December 31, 2014, as management continued to emphasize credit quality under an overarching relationship lending program.  During the nine months ended September 30, 2015, loan balances were reduced by net loan charge-off activity and the movement to OREO of collateral that previously secured loans.  OREO was $24.5 million at September 30, 2015, compared to $32.0 million at both June 30, 2015, and December 31, 2014.  Available-for-sale securities increased by $9.0 million in the third quarter and $23.4 million since December 31, 2014.  Held-to-maturity securities decreased modestly in the three and nine months ending September 30, 2015.  Notably, available-for-sale securities are up sharply from $329.8 million at June 30, 2014.

Loans

Third quarter loan production did not improve from recent trends leading to the overall decrease in total loans.  Except for lease financing receivables, all major loan categories are also essentially unchanged or down since December 31, 2014.  Challenging economic circumstances, restricted demand and an intensely competitive environment served to temper overall loan growth.

				September 30, 2015
	Major Classification of Loans as of			Percent Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2015	2015	2014	2015	2014
Commercial	$120,036	$123,372	$119,158	(2.7)	0.7
Real estate - commercial	609,937	612,379	600,629	(0.4)	1.5
Real estate - construction	23,461	32,157	44,795	(27.0)	(47.6)
Real estate - residential	354,106	365,989	370,191	(3.2)	(4.3)
Consumer	4,005	3,854	3,504	3.9	14.3
Overdraft	423	408	649	3.7	(34.8)
Lease financing receivables	9,697	8,571	8,038	13.1	20.6
Other	10,345	11,391	11,630	(9.2)	(11.0)
	1,132,010	1,158,121	1,158,594	(2.3)	(2.3)
Net deferred loan costs	902	762	738	18.4	22.2
	$1,132,912	$1,158,883	$1,159,332	(2.2)	(2.3)

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been subject of extensive discussion on state, national and international levels.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 87.2% of the portfolio as of September 30, 2015, and as of June 30, 2015, compared to 87.6% of the portfolio as of December 31, 2014.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				September 30, 2015
(in thousands)	Securities Portfolio as of			Percent Change From
	September 30,	June 30,	December 31,	June 30,	December 31,
	2015	2015	2014	2015	2014
Securities available-for-sale, at fair value
U.S. Treasury	$1,515	$1,520	$1,527	(0.3)	(0.8)
U.S. government agencies	1,577	1,595	1,624	(1.1)	(2.9)
U.S. government agency mortgage-backed	2,034	5,545	-	(63.3)	-
States and political subdivisions	23,170	13,249	22,018	74.9	5.2
Corporate bonds	29,580	30,605	30,985	(3.3)	(4.5)
Collateralized mortgage obligations	70,877	74,994	63,627	(5.5)	11.4
Asset-backed securities	187,096	178,655	173,496	4.7	7.8
Collateralized loan obligations	92,987	93,673	92,209	(0.7)	0.8
Total securities available-for-sale	408,836	399,836	385,486	2.3	6.1
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	36,746	36,995	37,125	(0.7)	(1.0)
Collateralized mortgage obligations	213,298	216,424	222,545	(1.4)	(4.2)
Total securities held-to-maturity	250,044	253,419	259,670	(1.3)	(3.7)

Total securities	$658,880	$653,255	$645,156	0.9	2.1

The total investment portfolio reached $658.9 million at September 30, 2015.  Except for a local tax anticipation warrant purchase in the third quarter, the available-for-sale portfolio was not materially changed during the third quarter both in total and in composition to end at $408.8 million.  The Company had no purchase or sale activity in the held-to-maturity portfolio in the third quarter of 2015.

Net realized losses on securities sales totaled $57,000 for the third quarter of 2015 after net losses on sales of $121,000 in the first half of 2015.

Deposits and Borrowings

				September 30, 2015
	Deposit Detail as of			Percent Change From
(in thousands)	September 30,	June 30,	December 31,	June 30,	December 31,
	2015	2015	2014	2015	2014
Noninterest bearing demand	$430,810	$432,773	$400,447	(0.5)	7.6
Savings	249,240	251,307	239,845	(0.8)	3.9
NOW accounts	342,099	330,897	328,641	3.4	4.1
Money market accounts	286,887	295,383	296,617	(2.9)	(3.3)
Certificates of deposit of less than $100,000	238,136	242,870	251,108	(1.9)	(5.2)
Certificates of deposit of $100,000 through $250,000	109,710	109,204	112,515	0.5	(2.5)
Certificates of deposit of more than $250,000	63,597	51,118	55,882	24.4	13.8
	$1,720,479	$1,713,552	$1,685,055	0.4	2.1

Total deposits were $1.72 billion on September 30, 2015.  That amount reflects an increase from total deposits of $1.71 billion at June 30, 2015, and $1.69 billion at year end 2014.  Total transaction accounts (Demand / Savings / NOW / Money Market) were essentially unchanged in the third quarter while time deposits or certificates of deposit reflect a modest increase for the period.

At September 30, 2015, one of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both June 30, 2015, and December 31, 2014.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At September 30, 2015, the Company was in compliance with the financial covenants contained within the credit agreement.

The Company decreased its securities sold under repurchase agreements to $27.1 million at September 30, 2015, from $32.4 million at June 30, 2015, but increased from $21.0 million at December 31, 2014.  The Company had taken an advance from Federal Home Loan Bank of Chicago of $45.0 million at December 31, 2014, $20.0 million at June 30, 2015, and $35.0 million at September 30, 2015.

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

Capital

As of September 30, 2015, total stockholders’ equity was $153.6 million, a decrease from both $185.2 million at June 30, 2015, and $194.2 million as of December 31, 2014.  These decreases are directly attributable to the redemption of the Company’s Series B Stock completed in 2015 offset by current year earnings.

On April 21, 2014, the Company paid the accumulated and unpaid interest on the trust preferred securities and terminated the previously announced deferral period.  In 2015, the Company paid all scheduled payments.

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

On July 14, 2015, the Company provided notice that it was redeeming the remaining 31,553 issued and outstanding shares of the Company’s Series B stock.  The effective date for the redemption was August 14, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  The redemption was successfully completed in the third quarter.  As of September  30,  2015, no shares of the Series B Stock remain outstanding.  After this redemption, the Company’s total stockholders’ equity continues to include $4.8 million to reflect the value of a ten year warrant to purchase shares of its common stock (exercise price of $13.43 per share) issued in January 2009 as part of the original Series B issuance.  A discussion of the 2009 issuance, including this warrant, is included in Item 7. Management’s Discussion and Analysis of Financial Condition of the Company’s Form 10-K for the year ended December 31, 2014, under the heading “Capital”.

The Company’s non-GAAP tangible common equity to tangible assets and the Tier 1 common equity to risk weighted assets were 7.50% and 10.26%, respectively at September 30, 2015, compared to 7.44% and 9.82% at June 30, 2015, and 7.12% and 6.80%, respectively, at December 31, 2014.  The issuance of 15,525,000 common shares net of repurchasing Series B Stock in 2014 and additional Series B stock repurchased in 2015 resulted in a positive impact on the regulatory ratios and the non-GAAP ratios noted above.  All capital ratios and regulatory capital information for 2015 give full effect to the Basel III capital regulations in effect as of January 1, 2015.  All other capital ratios and regulatory capital information for other periods reflects the regulatory regulations in effect for the relevant time period.

	(unaudited)		(unaudited)
	As of September 30,	As of June 30,	As of December 31,
(In thousands)	2015	2015	2014

Tier 1 capital
Total equity	$153,643	$185,241	$194,163
Tier 1 adjustments:
Trust preferred securities allowed	42,674	51,214	56,625
Cumulative other comprehensive loss	10,963	7,211	7,713
Disallowed deferred tax assets	(36,583)	(38,810)	(61,456)
Other	-	-	(546)
Tier 1 capital	$170,697	$204,856	$196,499

Total capital
Tier 1 capital	$170,697	$204,856	$196,499
Tier 2 additions:
Allowable portion of allowance for loan losses	16,613	18,321	17,073
Additional trust preferred securities disallowed for tier 1 capital	13,951	5,411	-
Subordinated debt	18,000	18,000	27,000
Tier 2 additions subtotal	48,564	41,732	44,073
Allowable Tier 2	48,564	41,732	44,073
Other Tier 2 capital components	(6)	(6)	(6)
Total capital	$219,255	$246,582	$240,566

Tangible common equity
Total equity	$153,643	$185,241	$194,163
Less: Preferred equity	-	31,553	47,331
Tangible common equity	$153,643	$153,688	$146,832

Tier 1 common equity
Tangible common equity	$153,643	$153,688	$146,832
Tier 1 adjustments:
Cumulative other comprehensive loss	10,963	7,211	7,713
Other	(18,168)	(19,326)	(62,002)
Tier 1 common equity	$146,438	$141,573	$92,543

Tangible assets
Total assets	$2,049,594	$2,065,053	$2,061,787
Less:
Goodwill and intangible assets	-	-	-
Tangible assets	$2,049,594	$2,065,053	$2,061,787

Total risk-weighted assets
On balance sheet	$1,347,697	$1,372,942	$1,328,227
Off balance sheet	79,811	68,791	32,707
Total risk-weighted assets	$1,427,508	$1,441,733	$1,360,934

Average assets
Total average assets for leverage	$2,018,433	$2,044,703	$1,978,591

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

Net cash inflows from operating activities were $15.3 million during the first nine months of 2015, compared with net cash outflows of $14.4 million in the same period in 2014.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first nine months of 2015 and 2014.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for of the first nine months of 2015 and 2014.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $12.7 million in the first nine months of 2015, compared to net cash outflows of $34.4 million in the same period in 2014.  In the first nine months of 2015, securities transactions accounted for net outflows of $17.3 million, and net principal received on loans accounted for net inflows of $18.4 million.  In the first nine months of 2014, securities transactions accounted for net inflows of $7.2 million, and net principal disbursed on loans accounted for net outflows of $53.0 million.  Proceeds from sales of OREO accounted for $12.3 million and $12.7 million in investing cash inflows for the first nine months of 2015 and 2014, respectively.

Net cash outflows from financing activities in the first nine months of 2015 were $18.4 million, compared with net cash inflows of $45.2 million in the first nine months of 2014.  Redemption of 47,331 shares of Series B Stock and dividends paid on Series B Stock accounted for net cash outflows of $49.7 million in the first nine months of 2015.  Net deposit inflows in the first nine months of 2015 were $35.4 million compared to net deposit outflows of $25.4 million in the first nine months of 2014.  Other short-term borrowings had net cash outflows related to FHLBC advances, of $10.0 million in the first nine months of 2015 and inflows of $35.0 million in the first nine months of 2014.  Changes in securities sold under repurchase agreements accounted for $6.0 million and $6.9 million in net inflows in the first nine months of 2015 and 2014, respectively.

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

Interest rates through the first nine months of 2015 have continued at historically low levels.  Market expectations about interest rate increases later in 2015 or early 2016 are varied given uncertain domestic and international economic conditions.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure has been and is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from September 30, 2015, and December 31, 2014, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more, a situation that continues to date.  As of December 2014, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios increased significantly as of September 2015, due to (1) an interest rate swap to fix the rate on the Company's Old Second Capital Trust II Preferred debt when it changes to floating rate debt in June 2017, (2) a shift to more adjustable-rate loans in the loan portfolio and (3) increases in adjustable-rate securities in the Company's investment portfolio.  Management considers the current level of interest rate risk to be low, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2015
Dollar change	N/A	N/A	$(1,058)	$711	$1,569	$3,339
Percent change	N/A	N/A	(1.9)%	1.3%	2.8%	6.1%

December 31, 2014
Dollar change	N/A	N/A	$(718)	$264	$1,086	$2,243
Percent change	N/A	N/A	(1.2)%	0.5%	1.9%	3.9%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

Item 5.    Other Information

None

Item 6.  Exhibits

Exhibits:

3.1	Amended and Restated Bylaws, effective September 15, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 21, 2015)

4.1

Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 2, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 4, 2015)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015, and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015, and September 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015, and September 30, 2014; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 6, 2015