Form 10-K
period 2015-12-31
OLD SECOND BANCORP INC
filed 2016-03-11
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $187.2 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 29,483,429 at March 8, 2016.

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

•	River Street Advisors, LLC, a wholly owned subsidiary of the Bank, which was formed in May 2010 to provide investment advisory/management services.

Inter-company transactions and balances are eliminated in consolidation.

The Company provides financial services through its 24 banking locations that are located primarily in Aurora, Illinois, and its surrounding communities and throughout the Chicago metropolitan area.  These locations included retail offices located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois as of December 31, 2015.

Business of the Company and its Subsidiaries

The Bank’s full service banking businesses include the customary consumer and commercial products and services that banking institutions provide including demand, NOW, money market, savings, time deposit, individual retirement and Keogh deposit accounts; commercial, industrial, consumer and real estate lending, including installment loans, student loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of traveler's checks, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank also offers a full complement of electronic banking services such as online and mobile banking and corporate cash management products including remote deposit capture, mobile deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox accounts, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts.  Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory and real estate lending.  Installment lending includes direct and indirect loans to consumers and commercial customers.  Additionally, the Bank provides a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  The Bank also originates residential mortgages, offering a wide range of mortgage products including conventional, government, and jumbo loans.  Secondary marketing of those mortgages is also handled at the Bank.

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

Market Area

The Company’s primary market area is Aurora, Illinois and its surrounding communities. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois, and it has developed a strong presence in these counties. The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Maple Park,

Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, Ottawa, Oswego, Sycamore, Frankfort, and Chicago Heights communities and surrounding areas.  During 2015 the Company closed one of two branches in Batavia.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2015, the Bank originated approximately $430.8 million in loans.  Also in 2015, residential mortgage loans of approximately $190.6 million (some of which were originated in 2014) were sold to third parties.  The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2015, residential mortgages made up approximately 31% (32% at year-end 2014) of the Bank’s loan portfolio, commercial real estate loans comprised approximately 53% (52% at year-end 2014), construction lending comprised approximately 2%, general commercial loans comprised approximately 12% (10% at year-end 2014), and consumer and other lending comprised less than 2%.  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  The Bank continues to focus on growing commercial and industrial prospects in its new business pipeline with positive results in 2015.  As noted above, the Bank is an active commercial lender, primarily located west and south of the Chicago metropolitan area and active in other parts of the Chicago and Aurora metropolitan areas.  Commercial lending reflects revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  The Bank also has commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank may take personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to eight years with the majority falling in the one to five year range.  Interest rates are primarily fixed although some have interest rates tied to the prime rate or LIBOR.  In 2015, the Bank closed a meaningful amount of fixed rate loans with terms longer than four years.  While management would like to continue to diversify the loan portfolio, overall demand for working capital and equipment financing continued to be muted in the Bank’s primary market area in 2015.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentration in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2015, approximately $297.5 million, or 49.1% (50.3%, at year-end 2014) of the total commercial real estate loan portfolio of $605.7 million was to borrowers who secured the loan with owner occupied property.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations.  Such cash flows are usually derived from rent in the case of nonowner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the ongoing but diminished price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with its borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  The Bank’s construction and development lending and related risks have greatly diminished from prior periods as the construction and development portfolio no longer dominates the Bank’s commercial real estate portfolio.  Loans in this category decreased from $44.8 million at December 31, 2014, to $19.8 million at December 31, 2015.  The Bank uses underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out of existing borrower properties.

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

Competition

The Company’s market area is highly competitive and the Bank’s business activities require it to compete with many other financial institutions.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora's surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Aurora area or actively compete for customers within the Company's market area.  The Bank also faces competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company,  may have certain competitive advantages.

The Bank competes for loans principally through the quality of its client service and its responsiveness to client needs in addition to competing on interest rates and loan fees.  Management believes that its long-standing presence in the community and personal one-on-one service philosophy enhances its ability to compete favorably in attracting and retaining individual and business customers.  The Bank actively solicits deposit-related clients and competes for deposits by offering personal attention, competitive interest rates, and professional services made available through experienced bankers and multiple delivery channels that fit the needs of its market.

The Bank operated 24 branches in the seven counties of Kane, Kendall, LaSalle, Will, DeKalb, DuPage, and Cook County as of December 31, 2015. The financial services industry will continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our market.

Employees

At December 31, 2015, 2014 and 2013, the Company employed 450, 485 and 492 full-time equivalent employees, respectively.  Management implemented a staff reduction program in 2015 that reduced staffing levels with related severance costs and subsequent reductions in monthly compensation expenses.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the Company's employees are covered by collective bargaining agreements.

Internet

The Company maintains a corporate website at http://www.oldsecond.com.  The Company makes available free of charge on or through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the Company’s website.  The Company’s reports, proxy and informational statements and other information regarding the Company are available free of charge on the SEC’s website ().  The Company will also provide copies of its filings free of charge upon written request to: J. Douglas Cheatham, Executive Vice President and Chief Financial Officer, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

Forward-Looking Statements:  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, regulatory developments, industry and economic trends, and other matters.  Forward-looking statements are identifiable by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts.  Actual events and results may differ significantly from those described in such forward-looking statements, due to numerous factors, including:

•

negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;

•	defaults and losses on our loan portfolio;
•	the financial success and viability of the borrowers of our commercial loans;
•	market conditions in the commercial and residential real estate markets in our market area;
•

changes U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	competitive pressures in the financial services business;
•	any negative perception of our reputation or financial strength;
•	ability to raise additional capital on acceptable terms when needed;
•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	losses incurred in connection with repurchases and indemnification payments related to mortgages;
•	the soundness of other financial institutions;
•	changes in accounting standards, rules and interpretations and the impact on our financial statements;
•	our ability to receive dividends from our subsidiaries;
•	a decrease in our regulatory capital ratios;
•	legislative or regulatory changes, particularly changes in regulation of financial services companies;
•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;
•	the impact of heightened capital requirements; and
•	each of the factors and risks identified under the heading “Risk Factors.”

Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, like the Bank, as well as their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company and the Bank.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s and the Bank’s business, the kinds and amounts of investments they may make, Bank reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with insiders and affiliates and the Bank’s payment of dividends.  In the last several years, the Company and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on capital levels.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of  banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations.  These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions.  Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as Tier 1 Capital but the Company has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and the Bank changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

•

A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets.  Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The Basel International Capital Accords.  The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule.   In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies.  The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change.  For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total adjusted average quarterly assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules.  The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements.   The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below.  Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits.  Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016.  The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress.  Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•	7% for Common Equity Tier 1,
•	8.5% for Tier 1 Capital and
•	10.5% for Total Capital.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.

As of December 31, 2015: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action.  An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so.  The Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding its operations as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.    The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services.  The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.  The Company has not elected to operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy.  The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries.  Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.  These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. In 2015 the total base assessment rates range from 2.5 basis points to 45 basis points.  The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity.  This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target.  Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.    During the year ended December 31, 2015, the Bank paid supervisory assessments to the OCC totaling $425,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements.  Liquidity is a measure of the ability and ease with which assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations.  To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests.  One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the institution has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario.  The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of institutions over a one-year horizon.  These tests provide an incentive for institutions to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil.  While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions.  The Bank is reviewing its liquidity risk management policies in light of the LCR and NSFR.

Stress Testing.    A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks.  Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process.  The OCC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank has begun the process.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.”  The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards/Risk Management.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk.  In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses.  New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLB”), which serves as a central credit facility for its members.  The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system.  It makes loans to member banks in the form of FHLB advances.  All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Transaction Account Reserves.    Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money.  The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment.  A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.  On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards.  The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending.  In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk based on the Bank’s loan portfolio as of December 31, 2015.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales.  The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices.  In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.”  In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards.  The Bank does not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2015, 2014 and 2013

	2015			2014			2013
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$20,066	$55	0.27	$28,106	$73	0.26	$43,801	$108	0.24
Securities:
Taxable	642,132	14,037	2.19	616,187	14,131	2.29	586,188	11,692	1.99
Non-taxable (TE)	22,311	834	3.74	16,425	727	4.43	14,616	904	6.19
Total securities	664,443	14,871	2.24	632,612	14,858	2.35	600,804	12,596	2.10
Dividends from Reserve Bank and FHLBC stock	8,545	306	3.58	9,677	309	3.19	10,629	304	2.86
Loans and loans held-for-sale[1]	1,149,590	53,327	4.58	1,127,590	53,170	4.65	1,106,447	56,417	5.03
Total interest earning assets	1,842,644	68,559	3.68	1,797,985	68,410	3.76	1,761,681	69,425	3.90
Cash and due from banks	29,659	-	-	32,628	-	-	26,871	-	-
Allowance for loan losses	(19,323)	-	-	(24,981)	-	-	(35,504)	-	-
Other noninterest bearing assets	213,000	-	-	231,767	-	-	209,640	-	-
Total assets	$2,065,980			$2,037,399			$1,962,688

Liabilities and Stockholders' Equity
NOW accounts	$345,472	$300	0.09	$314,212	$266	0.08	$290,998	$255	0.09
Money market accounts	292,725	282	0.10	305,595	317	0.10	318,343	443	0.14
Savings accounts	249,570	152	0.06	238,326	155	0.07	226,404	161	0.07
Time deposits	410,691	3,201	0.78	446,133	4,500	1.01	493,855	6,774	1.37
Interest bearing deposits	1,298,458	3,935	0.30	1,304,266	5,238	0.40	1,329,600	7,633	0.57
Securities sold under repurchase agreements	28,194	3	0.01	26,093	3	0.01	23,313	3	0.01
Other short-term borrowings	21,945	30	0.13	12,534	16	0.13	15,849	25	0.16
Junior subordinated debentures	58,378	4,287	7.34	58,378	4,919	8.43	58,378	5,298	9.08
Subordinated debt	45,000	814	1.78	45,000	792	1.74	45,000	811	1.78
Notes payable and other borrowings	500	7	1.38	500	16	3.16	500	16	3.16
Total interest bearing liabilities	1,452,475	9,076	0.62	1,446,771	10,984	0.76	1,472,640	13,786	0.94
Noninterest bearing deposits	429,403	-	-	388,295	-	-	362,871	-	-
Other liabilities	10,712	-	-	20,218	-	-	36,063	-	-
Stockholders' equity	173,390	-	-	182,115	-	-	91,114	-	-
Total liabilities and stockholders' equity	$2,065,980			$2,037,399			$1,962,688
Net interest income (TE)		$59,483			$57,426			$55,639
Net interest income (TE)
to total earning assets			3.23			3.19			3.16
Interest bearing liabilities to earning assets	78.83%			80.47%			83.59%

1.

Interest income from loans is shown tax equivalent as discussed below and includes fees of $1.8 million, $2.3 million and $2.5 million for 2015, 2014 and 2013, respectively. Nonaccrual loans are included in the above stated average balances.

Notes:  For purposes of discussion, net interest income and net interest income to earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2015	2014	2013
Interest income (GAAP)	$68,164	$68,044	$69,040
Taxable equivalent adjustment - loans	103	111	68
Taxable equivalent adjustment - securities	292	255	317
Interest income (TE)	68,559	68,410	69,425
Less: interest expense (GAAP)	9,076	10,984	13,786
Net interest income (TE)	$59,483	$57,426	$55,639
Net interest income (GAAP)	$59,088	$57,060	$55,254
Average interest earning assets	1,842,644	1,797,985	1,761,681
Net interest income to total interest earning assets	3.21%	3.17%	3.14%
Net interest income to total interest earning assets (TE)	3.23%	3.19%	3.16%

The following table allocates the changes in net interest income to changes in either average balances or average rates for earnings assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 35% rate as per the note to the analysis of average balance table on the preceding page.

Analysis of Year-to-Year Changes in Net Interest Income

	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
EARNING ASSETS/INTEREST INCOME
Interest bearing deposits	$(22)	$4	$(18)	$(41)	$6	$(35)
Securities:
Taxable	845	(939)	(94)	621	1,818	2,439
Tax-exempt	189	(82)	107	136	(313)	(177)
Dividends from Reserve Bank and FHLBC stock	78	(81)	(3)	(17)	22	5
Loans and loans held-for-sale	937	(780)	157	1,106	(4,353)	(3,247)
TOTAL EARNING ASSETS	2,027	(1,878)	149	1,805	(2,820)	(1,015)
INTEREST BEARING LIABILITIES/ INTEREST EXPENSE
NOW accounts	27	7	34	19	(8)	11
Money market accounts	(13)	(22)	(35)	(17)	(109)	(126)
Savings accounts	9	(12)	(3)	10	(16)	(6)
Time deposits	(336)	(963)	(1,299)	(608)	(1,666)	(2,274)
Other short-term borrowings	13	1	14	(5)	(4)	(9)
Junior subordinated debentures	-	(632)	(632)	-	(379)	(379)
Subordinated debt	-	22	22	-	(19)	(19)
Notes payable and other borrowings	-	(9)	(9)	-	-	-
INTEREST BEARING LIABILITIES	(300)	(1,608)	(1,908)	(601)	(2,201)	(2,802)
NET INTEREST INCOME	$2,327	$(270)	$2,057	$2,406	$(619)	$1,787

II.Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31 of each year indicated:

Securities Portfolio Composition

	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities Available-For-Sale
U.S. Treasury	$1,509	$1,509	$1,529	$1,527	$1,549	$1,544
U.S. government agencies	1,683	1,556	1,711	1,624	1,738	1,672
U.S. government agency mortgage-backed	2,040	1,996	-	-	-	-
States and political subdivisions	30,341	30,526	21,682	22,018	16,382	16,794
Corporate bonds	30,157	29,400	31,243	30,985	15,733	15,102
Collateralized mortgage obligations	68,743	66,920	65,728	63,627	66,766	63,876
Asset-backed securities	241,872	231,908	175,565	173,496	274,118	273,203
Collateralized loan obligations	94,374	92,251	94,236	92,209	-	-
Total Securities Available-For-Sale	$470,719	$456,066	$391,694	$385,486	$376,286	$372,191

Held-To-Maturity
U.S. government agency mortgage-backed	$36,505	$38,097	$37,125	$39,155	$35,268	$35,240
Collateralized mortgage obligations	211,241	213,578	222,545	224,111	221,303	219,088
Total Held-To-Maturity	$247,746	$251,675	$259,670	$263,266	$256,571	$254,328

The Company’s holdings of U.S. government agency and U.S. government agency mortgage-backed securities are comprised of government-sponsored enterprises, such as Fannie Mae, Freddie Mac and the FHLB, which are not backed by the full faith and credit of the U.S. government.

Securities Portfolio Maturity and Yields

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2015.  Securities not due at a single maturity date are shown only in the total column.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available-For-Sale
U.S. Treasury	$1,509	0.40%	$-	-%	$-	-%	$-	-%	$1,509	0.40%
U.S. government agencies	-	-	-	-	1,556	3.13	-	-	1,556	3.13
States and political subdivisions	15,629	1.87	4,932	3.28	5,242	3.09	4,723	3.21	30,526	2.51
Corporate bonds	-	-	2,027	2.06	27,373	2.22	-	-	29,400	2.21
	17,138	1.74	6,959	2.92	34,171	2.39	4,723	3.21	62,991	2.33
Mortgage-backed securities and collateralized mortgage obligations									68,916	2.29
Asset-backed securities									231,908	1.47
Collateralized loan obligations									92,251	3.06
Total Securities Available-For-Sale	$17,138	1.74%	$6,959	2.92%	$34,171	2.39%	$4,723	3.21%	$456,066	2.03%

Held-To-Maturity
Mortgage-backed securities and collateralized mortgage obligations									$247,746	2.78%
Total Held-To-Maturity	$-	-%	$-	-%	$-	-%	$-	-%	$247,746	2.78%

As of December 31, 2015, net unrealized losses on available-for-sale securities and net losses not accreted on securities transferred from available-for-sale to held-to-maturity was $20.6 million, which offset by deferred income taxes resulted in an overall reduction to equity capital of $12.3 million.  As of December 31, 2014, net unrealized losses on available-for-sale securities and net losses not accreted on securities transferred from available-for-sale to held-to-maturity was  $13.1 million, which offset by deferred income taxes resulted in an overall reduction to equity capital of $7.7 million.

At December 31, 2015, there were three issuers of securities where the book value of the Company’s holdings were greater than 10% of stockholders’ equity.  Issuers of Securities with an aggregate book value greater than 10% of stockholders equity at December 31, 2015, were as follows;

	December 31, 2015
	Amortized	Fair
Issuer	Cost	Value
College Loan Corporation	$73,293	$70,254
Nelnet Student Loan	23,359	23,291
GCO Education Loan Funding Corp	37,508	35,263

III.Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31 for the years indicated:

	2015	2014	2013	2012	2011
Commercial	$131,102	$119,717	$95,211	$87,136	$98,241
Real estate - commercial	605,721	600,629	560,233	579,687	704,415
Real estate - construction	19,806	44,795	29,351	42,167	70,919
Real estate - residential	350,557	369,870	389,931	414,141	477,196
Consumer	4,963	4,004	3,040	3,414	4,172
Overdraft	483	649	628	994	457
Lease Financing Receivables	10,953	8,038	10,069	6,060	2,087
Other	10,130	11,630	12,793	16,451	11,498
Gross loans	1,133,715	1,159,332	1,101,256	1,150,050	1,368,985
Allowance for loan losses	(16,223)	(21,637)	(27,281)	(38,597)	(51,997)
Loans, net	$1,117,492	$1,137,695	$1,073,975	$1,111,453	$1,316,988

The above loan totals include deferred loan fees and costs.

Maturity and Rate Sensitivity of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for certain loan categories at December 31, 2015:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$45,692	$39,676	$30,387	$12,793	$2,554	$131,102
Real estate - commercial	33,246	392,302	42,731	73,219	64,223	605,721
Real estate - construction	6,056	9,107	637	1,754	2,252	19,806
Real estate - residential	22,933	66,450	52,591	34,489	174,094	350,557
Consumer	714	3,374	764	111	-	4,963
Overdraft	483	-	-	-	-	483
Lease financing receivables	73	7,208	-	3,672	-	10,953
Other	2,576	416	6,249	189	700	10,130
Total	$111,773	$518,533	$133,359	$126,227	$243,823	$1,133,715

The above loan total includes deferred loan fees and costs; column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 86.1% and 87.6% of the portfolio at December 31, 2015 and 2014, respectively.  The Company had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2015.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 of the years indicated:

	2015	2014	2013	2012	2011
Nonaccrual loans	$14,389	$26,926	$38,911	$77,519	$126,786
Nonperforming Troubled debt restructured loans accruing interest	165	154	796	4,987	11,839
Loans past due 90 days or more and still accruing interest	65	-	87	89	318
Total nonperforming loans	14,619	27,080	39,794	82,595	138,943
Other real estate owned	19,141	31,982	41,537	72,423	93,290
Total nonperforming assets	$33,760	$59,062	$81,331	$155,018	$232,233

Other real estate owned ("OREO") as % of nonperforming assets	56.7%	54.1%	51.1%	46.7%	40.2%

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $116,000, $511,000 and $333,000 was recorded and collected during 2015, 2014 and 2013, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2015, 2014 and 2013, had these loans been on an accrual basis throughout the year, was approximately $815,000,  $1.8 million and $3.0 million respectively.  There were approximately $4.4 million and $4.8 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2015 and 2014, respectively.  Additionally, the nonaccrual loans above include $2.9 million and  $5.1 million in restructured loans for the period ending December 31, 2015 and 2014, respectively.

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

IV.Summary of Loan Loss Experience

Analysis of Allowance for Loan Losses

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2015	2014	2013	2012	2011
Average total loans (exclusive of loans held-for-sale)	$1,144,618	$1,124,335	$1,102,197	$1,263,172	$1,527,311
Allowance at beginning of year	21,637	27,281	38,597	51,997	76,308
Charge-offs:
Commercial	993	578	316	344	366
Real estate - commercial	1,653	1,972	2,985	13,508	19,576
Real estate - construction	2	174	1,014	4,969	10,430
Real estate - residential	1,639	3,393	6,293	8,406	10,229
Consumer and other loans	483	526	597	638	568
Total charge-offs	4,770	6,643	11,205	27,865	41,169
Recoveries:
Commercial	451	58	119	115	173
Real estate - commercial	1,595	1,346	5,325	3,576	3,947
Real estate - construction	276	633	1,266	3,420	1,262
Real estate - residential	1,075	1,842	1,221	583	1,807
Consumer and other loans	359	420	508	487	782
Total recoveries	3,756	4,299	8,439	8,181	7,971
Net charge-offs	1,014	2,344	2,766	19,684	33,198
Provision for loan losses	(4,400)	(3,300)	(8,550)	6,284	8,887
Allowance at end of year	$16,223	$21,637	$27,281	$38,597	$51,997

Net charge-offs to average loans	0.09%	0.21%	0.25%	1.56%	2.17%
Allowance at year-end to average loans	1.42%	1.92%	2.48%	3.06%	3.40%

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

Allocation of the Allowance for Loan Losses

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance at December 31 of the years indicated:

	2015		2014		2013		2012		2011
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$2,096	12.5%	$1,644	11.0%	$2,250	9.5%	$4,517	7.7%	$5,070	7.3%
Real estate - commercial	9,013	53.4%	12,577	51.8%	16,763	50.9%	20,100	50.4%	30,770	51.5%
Real estate - construction	265	1.7%	1,475	3.9%	1,980	2.7%	3,837	3.7%	7,937	5.2%
Real estate - residential	1,694	31.0%	1,981	31.9%	2,837	35.4%	4,535	36.0%	6,335	34.9%
Consumer	1,190	0.4%	1,454	0.3%	1,439	0.3%	1,178	0.3%	884	0.3%
Unallocated	1,965	1.0%	2,506	1.1%	2,012	1.2%	4,430	1.9%	1,001	0.8%
Total	$16,223	100.0%	$21,637	100.0%	$27,281	100.0%	$38,597	100.0%	$51,997	100.0%

The allowance for loan losses is a valuation allowance for loan losses, increased by the provision for loan losses and decreased by both loan loss reserve releases ($4.4 million loan loss reserve release in 2015, $3.3 million loan loss reserve release in 2014 and $8.6 million loan loss reserve release in 2013) and charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the allowance for loan losses.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement and that the Company is in full compliance with the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of the Company’s Board of Directors Audit Committee.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

V.Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31 of the years indicated:

	2015	2014
3 months or less	$30,085	$30,580
Over 3 months through 6 months	10,464	19,353
Over 6 months through 12 months	29,295	38,877
Over 12 months	102,669	79,587
	$172,513	$168,397

YTD Average Balances and Interest Rates

	2015		2014		2013
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$429,403	-%	$388,295	-%	$362,871	-%
Interest bearing:
NOW and money market	638,197	0.09	619,807	0.09	609,341	0.11
Savings	249,570	0.06	238,326	0.07	226,404	0.07
Time	410,691	0.78	446,133	1.01	493,855	1.37
Total deposits	$1,727,861		$1,692,561		$1,692,471

VI.Return on Equity and Assets

The following table presents selected financial ratios as of December 31 for the years indicated:

	2015	2014	2013
Return on average total assets	0.74%	0.50%	4.18%
Return on average equity	8.87%	5.57%	90.09%
Average equity to average assets	8.39%	8.94%	4.64%
Dividend payout ratio	-	-	-

VII.Short-Term Borrowings

There were no categories of short-term borrowings having an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2015, 2014 and 2013.

Item 1.A.  Risk Factors

RISK FACTORS

The material risks that management believes affect the Company are described below. Before making an investment decision with respect to any of the Company’s securities, you should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s results of operations and financial condition.  The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

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

The size of the Company’s loan portfolio has not grown in recent years, and, if the Company is unable to return to loan growth, its profitability may be adversely affected.

Since December 31, 2010, the Company’s gross loans held for investment have declined from $1.69 billion to $1.13 billion at December 31, 2015.  During some years in this period, the Company was managing its balance sheet composition to manage its capital levels and position the Bank to meet and exceed its targeted capital levels. The Company’s ability to increase profitability will depend on a variety of factors, including its ability to originate attractive new lending relationships. While the Company believes it has the management resources and lending staff in place to continue the successful implementation of its strategic plan, if the Company is unable to increase the size of its loan portfolio, its strategic plan may not be successful and its profitability may be adversely affected.

The Company has incurred net losses in the past and cannot ensure that the Company will not incur further net losses in the future.

Although the Company reported net income of $15.4 million in 2015, $10.1 million in 2014 and $82.1 million in 2013, the Company has incurred losses in the past, including a net loss of $72,000 in 2012 and $6.5 million in 2011. Despite a general improvement in the overall economy and the real estate market, the economic environment remains challenging, particularly in our market area, and the Company cannot ensure it will not incur future losses. Any future losses may affect its ability to meet its expenses or raise additional capital and may delay the time in which the Company can resume dividend payments on its common stock.  In addition, future losses may cause the Company to re-establish a valuation allowance against its deferred tax assets.  Furthermore, any future losses would likely cause a decline in its holding company regulatory capital ratios, which could materially and adversely affect its financial condition, liquidity and results of operations.

Nonperforming assets take significant time to resolve, adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.

At December 31, 2015, the Company’s nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and its nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below (in millions):

	12/31/2015	12/31/2014	% Change
Nonperforming loans	$14.6	$27.1	(46.0)
OREO	19.1	32.0	(40.2)
Nonperforming assets	$33.8	$59.1	(42.8)

The Company’s nonperforming assets adversely affect its net income in various ways.  For example, the Company does not accrue interest income on nonaccrual loans and OREO may have expenses in excess of lease revenues collected, thereby adversely affecting the Company’s net income,  return on assets and return on equity.  The Company’s loan administration costs also increase because of its nonperforming assets.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  While the Company has made significant progress in reducing its nonperforming assets, there is no assurance that it will not experience increases in nonperforming assets in the future, or that its nonperforming assets will not result in further losses in the future.

The Company’s loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general, all of which have experienced significant weakness.

The Company’s loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company operates in areas that saw rapid historical growth,  real estate lending of all types is a significant portion of its loan portfolio.  Total real estate lending, excluding deferred fees, remains at $976.5 million, or approximately 86.1% of the Company’s December 31, 2015 loan portfolio compared to $1.02 billion or approximately 87.6% at December 31, 2014.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in the Company’s market area could increase the credit risk associated with the Company’s real estate loan portfolio.

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

Many of the Company’s nonperforming real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the successful operation of the property securing the loan. For collateral-dependent loans, the Company estimates the value of the loan based on appraised value of the underlying collateral less costs to sell.  The Company’s OREO portfolio essentially consists of properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.  Some property in OREO reflects property formerly utilized as a bank premise or land that was acquired with the expectation that a bank premise would be established at the location.

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

Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for December 31, 2015, December 31, 2014, and December 31, 2013, included an amount reserved for other not specifically identified risk factors.  New information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Finally, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance.  Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

While the Company had loan loss reserve releases in 2013, 2014 and 2015, its provision for loan losses was elevated in several prior years and the Bank may be required to make increases in the provision for loan losses and to charge-off additional loans in the future.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded a loan loss reserve release of $4.4 million, $3.3 million and $8.6 million, respectively. While levels of net loan charge – offs, nonperforming assets and classified assets have all improved over that period, events in the Company’s markets or in the national economy could impact those key metrics.  If the economy and/or the real estate market do not continue to improve, more of the Company’s classified assets may become nonperforming and the Company may be required to take additional provisions to increase its allowance for loan losses for these assets as the value of the collateral may be insufficient to pay any remaining net loan balance, which could have a negative effect on the Company’s results of operations.  The Company maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety.  The Company believes that its allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in its loan portfolio as of the corresponding balance sheet date.  However, the Company’s allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially adversely affect its operating results.

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

The communities that the Company serves grew rapidly during the early 21st century, and despite the economic downturn that hit the Company’s markets,  the Company intends to continue concentrating its business efforts in these communities.  The Company’s future success is largely dependent upon the overall economic health of these communities and the ability of the communities to continue to rebound from the difficulties that began in 2007.  While the economies in our market have stabilized, difficult economic conditions remain, and the State of Illinois’ continues to experience severe budget shortfalls with elected representatives unable to reach an agreement on a state budget.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market area.  To the extent that these issues, or any future state tax increases, impact the economic vitality of the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, they could have a material adverse effect on the Company’s financial condition and results of operations.

If the overall economic conditions do not continue to improve or decline further, particularly within the Company’s primary market areas, the Company could experience a lack of demand for its products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures with little prospect of state governmental issue resolution or assistance, even contractual assistance.  Moreover, because of the Company’s geographic concentration, it is less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

Credit downgrades, partial charge-offs and specific reserves could develop in selected exposures with resulting impact on the Company’s financial condition if the State of Illinois encounters more severe financial difficulties.  Management continues to closely monitor the impact of developments on our markets and customers.

The Company operates in a highly competitive industry and market area and may face severe competitive disadvantages.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources.  The Company’s competitors primarily include national and regional banks as well as community banks within the markets the Company serves.  Recently, local competitors have expanded their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than the Company to compete for loans, acquisitions and personnel.    The Company also faces competition from savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative and regulatory changes.  Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer a  wide spectrum of financial services to many customer segments.  Many large scale competitors can leverage economies of scale and be able to offer better pricing for products and services compared to what the Company can offer.

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

The Company and the Bank must meet minimum regulatory capital requirements and maintain sufficient liquidity.  Bank capital is impacted by dividends paid by the Bank to the Company.  The Company also faces significant capital and other regulatory requirements as a financial institution.  The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the economy and capital markets, and a number of other factors – including investor perceptions regarding the Company, banking industry and market condition, and governmental activities – many of which are outside the Company’s control, and on the Company’s financial condition and performance.  If the Company fails to meet these capital and other regulatory requirements, its financial condition, liquidity and results of operations could be materially and adversely affected.

The Company could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  The Company seeks to ensure that its funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2015, the Bank also secured liquidity under the advance program provided under terms offered by the Federal Home Loan Bank of Chicago.  If the Company or the Bank becomes unable to obtain funds when needed, it could have a material adverse effect on its business, financial condition and results of operations.

Loss of customer deposits due to increased competition could increase the Company’s funding costs.

The Company relies on bank deposits to be a low cost and stable source of funding. All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act, and, as a result, some financial institutions offer demand deposits to compete for customers.  The Company competes with banks and other financial services companies for deposits. If the Company’s competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve Bank Open Market Committee or for other reasons of their choice, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s estimate of fair values for its investments may not be realizable if it were to sell these securities today.

The Company’s available-for-sale securities are carried at fair value.  The Company’s held-to-maturity securities are carried at amortized cost.

The determination of fair value for securities categorized in Level 3 involves significant judgment due to the complexity of the factors contributing to the valuation, many of which are not readily observable in the market.  Recent market disruptions and the resulting fluctuations in fair value have made the valuation process even more difficult and subjective.  If the valuations are incorrect, it could harm the Company’s financial results and financial condition.

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

As a bank holding company, the Company and the Bank are subject to extensive regulation and supervision, and undergo periodic examinations by its regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company.  Although the Company has policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

A more detailed description of the primary federal and state banking laws and regulations that affect the Company and the Bank is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the future.    Any rules or regulations promulgated by the CFPB may increase our compliance costs and could limit our revenue from certain consumer products and services.

The Company and its subsidiaries could become subject to claims and litigation pertaining to the Company’s or the Bank’s fiduciary responsibility.

Customers make claims and on occasion take legal action pertaining to the Company’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services.  Any financial liability or reputational damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse impact on its financial condition and results of operations.

Loss of key employees may disrupt relationships with certain customers.

The Company’s business is primarily relationship-driven in that many of its key employees have extensive customer or asset management relationships.  Loss of key employees with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not timely replaced.  While the Company believes its relationships with its key personnel are strong, it cannot guarantee that all of its key personnel will remain with the organization.  Loss of such key personnel could have a negative impact on the company’s business, financial condition, and results of operations.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. The Company operates in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber incident, such as a security breach, may be undetected for a period of time.  However, applying guidance from FFIEC, the Company has identified security risks and employs risk mitigation controls.  Following a layered security approach, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  The Company expects that it will spend additional time and will incur additional cost going forward to modify and enhance protective measures.  Further effort and spending will be required to investigate and remediate any information security vulnerabilities.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not directly control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company and in some cases the Company may have exposure and suffer losses for breaches or attacks.  Despite third-party security risks that are beyond our control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the market place.  Offering such protection exposes the Company to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect its business, financial condition, and results of operation. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected with a potentially material adverse effect on the Company’s business, financial condition or results of operations.

The Company is dependent upon outside third parties for the processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions.  In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company at a location under the control of the third party.  These systems include, but are not limited to, payroll, wealth management record keeping, and securities portfolio management.  While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and institutes its own user controls, the Company must rely on the continued maintenance of the performance controls by the outside party, including safeguards over the security of customer data.  In addition, the Company creates backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  Such disruption or breach of security may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company currently has a $45.5 million credit facility with a correspondent lender, which includes $45.0 million of subordinated debt and $500,000 in term debt.  As of December 31, 2014, and December 31, 2015, the $45.0 million in principal of subordinated debt and the $500,000 in principal of term debt were outstanding.  The term debt and subordinated debt mature on March 31, 2018.  The term debt portion of the senior debt is secured by all of the capital stock of the Bank.

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

•	announcements regarding significant transactions in which the Company may engage;
•	market assessments regarding such transactions;
•	changes or perceived changes in its operations or business prospects;
•	legislative or regulatory changes affecting its industry generally or its businesses and operations;
•	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Illinois, and the pace of any such stabilization and recovery;
•	the operating and share price performance of companies that investors consider to be comparable to the Company;
•	future offerings by the Company of debt, preferred stock or trust preferred securities, each of which would be senior to its common stock upon liquidation and for purposes of dividend distributions;
•	actions of its current shareholders, including future sales of common stock by existing shareholders and its directors and executive officers; and
•	other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We conduct our business at 24 retail banking center locations in various communities throughout the greater western and southern Chicago metropolitan area. .  We own 23 locations and lease the other location.  The Company’s leased location is under lease through March 2018.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2015, was $39.6 million.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2015, the Company had 938 stockholders of record of its common stock.  The following table sets forth the range of prices during each quarter for 2015 and 2014.

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First quarter	$5.85	$5.06	$-	$5.27	$4.33	$-
Second quarter	6.96	5.42	-	5.02	4.53	-
Third quarter	6.79	5.93	-	5.25	4.60	-
Fourth quarter	8.14	5.98	-	5.45	4.47	-

The Company incorporates by reference the information contained Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Capital”.

The Company also incorporates by reference the information contained under the “Notes to Consolidated Financial Statements Note 15: Regulatory & Capital Matters”.

The Company did not pay any dividends in 2015 or 2014 as set forth in the table above.  The Company’s shareholders are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefor.  The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank; however, certain regulatory restrictions and the terms of its debt and equity securities, limit the amount of cash dividends it may pay.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Executive Administrative Department

37 River Street

Aurora, Illinois 60506-4172

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2010 and ending December 31, 2015, a comparison of cumulative total returns for the Company, the Nasdaq Bank Index and the S&P 500.  The information assumes that $100 was invested at the closing price at December 31, 2010 in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Old Second Bancorp, Inc.	100.00	76.47	71.76	271.76	315.88	461.18
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There were purchases of 21,579 shares made by or on behalf of the Company of shares of its common stock during the year ended December 31, 2015, primarily for the payment of taxes relating to the vesting of stock awards.

The following table shows certain information relating to purchases or recapture of common stock for the twelve months ended December 31, 2015:

			Total number of	Remaining
	Total		shares purchased	number of shares
	number	Average	as part of a	authorized for
	of shares	price paid	publicly	purchase under
Period	acquired	per share	announced plan	the plan
January 1 - January 31, 2015	21,579	$5.39	-	-
Total	21,579	$5.39	-	-

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2015	2014	2013	2012	2011
Balance sheet items at year-end
Total assets	$2,077,863	$2,061,787	$2,004,034	$2,045,799	$1,941,418
Total earning assets	1,862,257	1,832,714	1,758,582	1,834,995	1,751,662
Average assets	2,065,980	2,037,399	1,962,688	1,950,625	2,015,464
Loans, gross	1,133,715	1,159,332	1,101,256	1,150,050	1,368,985
Allowance for loan losses	16,223	21,637	27,281	38,597	51,997
Deposits	1,759,086	1,685,055	1,682,128	1,717,219	1,740,781
Securities sold under agreement to repurchase	34,070	21,036	22,560	17,875	901
Other short-term borrowings	15,000	45,000	5,000	100,000	-
Junior subordinated debentures	58,378	58,378	58,378	58,378	58,378
Subordinated debt	45,000	45,000	45,000	45,000	45,000
Note payable	500	500	500	500	500
Stockholders’ equity	155,929	194,163	147,692	72,552	74,002

Results of operations for the year ended
Interest and dividend income	68,164	68,044	69,040	75,081	85,423
Interest expense	9,076	10,984	13,786	15,735	21,473
Net interest and dividend income	59,088	57,060	55,254	59,346	63,950
(Release) provision for loan losses	(4,400)	(3,300)	(8,550)	6,284	8,887
Noninterest income	29,294	29,216	31,183	37,219	31,062
Noninterest expense	68,421	73,679	83,144	90,353	92,623
Income (loss) before taxes	24,361	15,897	11,843	(72)	(6,498)
Provision (benefit) for income taxes	8,976	5,761	(70,242)	-	-
Net income (loss)	15,385	10,136	82,085	(72)	(6,498)
Preferred stock dividends and accretion	1,873	(1,719)	5,258	4,987	4,730
Net income (loss) available to common stockholders	$13,512	$11,855	$76,827	$(5,059)	$(11,228)

Loan quality ratios
Allowance for loan losses to total loans at end of year	1.43%	1.87%	2.48%	3.36%	3.80%
Provision for loan losses to total loans	(0.39)%	(0.28)%	(0.78)%	0.55%	0.65%
Net loans charged-off to average total loans	0.09%	0.21%	0.25%	1.56%	2.17%
Nonaccrual loans to total loans at end of year	1.27%	2.32%	3.53%	6.74%	9.26%
Nonperforming assets to total assets at end of year	1.62%	2.86%	4.06%	7.58%	11.96%
Allowance for loan losses to nonaccrual loans	112.75%	80.36%	70.11%	49.79%	41.01%

Per share data
Basic earnings (loss)	$0.46	$0.46	$5.45	$(0.36)	$(0.79)
Diluted earnings (loss)	0.46	0.46	5.45	(0.36)	(0.79)
Common book value per share	5.29	4.99	5.37	0.05	0.22

Weighted average diluted shares outstanding	29,730,074	25,549,193	14,106,033	14,207,252	14,220,822
Weighted average basic shares outstanding	29,476,821	25,300,909	13,939,919	14,074,188	14,019,920
Shares outstanding at year-end	29,483,429	29,442,508	13,917,108	14,084,328	14,034,991

The following represents unaudited quarterly financial information for the periods indicated:

	2015				2014
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$17,056	$17,072	$17,170	$16,866	$17,498	$17,199	$16,643	$16,704
Interest expense	2,306	2,268	2,234	2,268	2,356	2,528	2,991	3,109
Net interest income	14,750	14,804	14,936	14,598	15,142	14,671	13,652	13,595
Release for loan losses	—	(2,100)	(2,300)	—	(1,300)	—	(1,000)	(1,000)
Securities (losses) gains, net	—	(57)	(12)	(109)	262	1,231	295	(69)
Income before taxes	6,062	6,308	6,573	5,418	4,766	4,650	3,081	3,400
Net income	3,833	3,924	4,129	3,499	2,989	2,924	2,021	2,202
Basic earnings per share	0.13	0.12	0.12	0.09	0.06	0.06	0.26	0.04
Diluted earnings per share	0.13	0.12	0.12	0.09	0.06	0.06	0.26	0.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2015, 2014 and 2013,  and financial condition at December 31, 2015 and 2014.  This discussion should be read in conjunction with “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included or incorporated by reference elsewhere in this document.

The Company provides a wide range of financial services through its 24 branch locations located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  The Company emphasizes relationships with individual customers as well as small to medium-sized businesses throughout our market area.  The Company’s market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  The Company also has extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

The health of the overall real estate market in the Company’s markets continued to improve in 2015.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued difficult market conditions generated smaller declines in the 2015 values of real estate and associated asset types with overall stable market conditions during the reporting period that ended December 31, 2015.  The availability of ready local markets for real estate, while improved, remained limited and continued to affect the ability of many borrowers to pay on their obligations.  The Company’s net income for 2015 was $15.4 million, $10.1 million in 2014 and $82.1 million in 2013 with 2013 results derived largely from tax related benefits.

In 2015, the Company recorded net income of $15.4 million, or $0.46 per diluted share, which compares with a net income of $10.1 million, or $0.46 per diluted share in 2014 and net income of $82.1 million or $5.45 per diluted share in 2013.  The basic earnings per share was $0.46 in 2015, $0.46 in 2014, and $5.45 in 2013.  The Company recorded a $4.4 million release of reserves for loan losses in 2015, compared to $3.3 million release of reserves for loan losses in 2014 and $8.6 million release of reserves for loan losses in 2013.  Net charge-offs were $1.0 million during 2015, $2.3 million during 2014 and $2.8 million during 2013.  The net income available to common stockholders was $13.5 million for the year ended December 31, 2015, $11.9 million for the year ended December 31, 2014 and $76.8 million for the year ended December 31, 2013.

Net interest and dividend income increased 3.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Average loans, including loans held-for-sale increased 2.0% in 2015 compared to 2014.  Average interest bearing liabilities increased $5.7 million or 0.39% while at the same time the average rate decreased 14 basis points.  This decrease was primarily due to reduced time or certificates of deposit while noninterest bearing deposits increased.

In 2014, net interest income of $57.1 million increased $1.8 million from $55.3 million in 2013.

In 2014 and 2015, the Bank continued to reposition its balance sheet to further reduce asset quality risk and increase lending.  Management also continued to emphasize credit quality and maintain its capital ratios with continued strong liquidity.  In 2015, loans decreased 2.2% after growth of 5.3% in 2014 and a 4.2% decline in 2013.  The Company also continued to take steps to cut operating expenses and increase net earnings.  Under this overarching approach, the Company significantly reduced problem loans and nonperforming assets.  Reduced other real estate owned holdings resulted in lower property valuation and maintenance expenses in both 2015 and 2014.  As the Company focused on reducing all noninterest expenses, it was able to maintain its profitable wealth management business and extensive residential real estate business as important sources of noninterest income.

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

As discussed, under this approach, net interest and dividend income increased $2.0 million, or 3.6%, in 2015 from $57.1 million for the year ended 2014.  Average earning assets increased from $1.80 billion in 2014 to $1.84 billion in 2015.  Average loans, including loans held-for-sale during the year, increased to $1.15 billion for 2015 from $1.13 billion for 2014.  In 2015, loan volumes reflected a continued low level of qualified borrower demand within the Company’s market areas and charge-off activity.  Average interest bearing liabilities were essentially unchanged at $1.45 billion in 2015 and 2014, as the need for funding remained low with the stabilization in assets.

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

Management firmly believes that the Company’s accounting policies with respect to the allowance for loan losses is an accounting area requiring subjective or complex judgments very important to the Company’s financial position and results of operations.  Therefore, the allowance policy is one of the Company’s most critical accounting policies.  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment.  The amounts of estimated losses on pools of homogeneous loans are based on historical loss experience, consideration of current economic trends and conditions, as well as estimated collateral valuations, all of which may be susceptible to significant change.  Management incorporated methodology changes in the allowance for loan losses calculation in 2015.  These methodology changes are described in the Allowance for Loan Losses section of this Management Discussion and Analysis of Financial Condition and Results of Operations.  As a result of management’s analysis of the adequacy of the allowance for loan losses, loan loss reserve releases were recorded during the years  ended December 31, 2015, 2014 and 2013.

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

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans were $20.9 million at December 31, 2015.  This total compares to $35.9 million and $46.6 million December 31, 2014 and 2013, respectively.  In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowances for Loan Losses section that follows.

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

Future issuances or sales of common stock or other equity securities could also result in an “ownership change” as defined for U.S. federal income tax purposes.  If an ownership change were to occur, the Company could realize a loss of a portion of its U.S. federal and state deferred tax assets, including certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.  The amount of the permanent loss would be determined by the annual limitation period and the carryforward period (generally up to 20 years for federal net operating losses) and any resulting loss could have a material adverse effect on the results of operations and financial condition.  On September 12, 2012, the Company and the Bank, as rights agent, entered into a Rights Plan which was designed to protect the Company’s deferred tax assets against an unsolicited ownership change.

On September 2, 2015, the Company and the Bank, as Rights Agent, entered into a Second Amendment to the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”).  The Amendment, which will be submitted to the Company’s shareholders for ratification at the Company’s 2016 annual meeting, extended the final expiration date of the Company’s Amended and Restated Rights Agreement and Tax Benefits Preservation Plan from September 12, 2015 to September 12, 2018.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.    For a description of the Rights Plan, please refer to the Company’s Form 8-A, filed September 2, 2015 and Exhibit 4.1 filed on Form 8-K September 2, 2015 also.

Income tax returns are also subject to audit by the Internal Revenue Service (the “IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  All audit work by the IRS has been completed through and including 2011.  The Company believes it has adequately accrued for all probable income taxes payable. All audit work by the Illinois Department of Revenue or the State of Illinois has been completed through 2010.

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

Results of operations

Net interest income

Net interest income increased $2.0 million, from the year ended December 31, 2014, to $59.1 million for the year ended December 31, 2015.  The Company realized modest improvements in interest income and more substantial net interest income benefit in reduced interest expense.  Net interest income increased 3.6% in 2015 compared to 2014.  Net interest income increased $1.8 million, from $55.3 million for the year ended December 31, 2013, to $57.1 million for the year ended December 31, 2014.

Average earning assets increased $44.7 million in 2015 compared to 2014 including a year over year $22.0 million increase in average loans including loans held-for-sale.  Results reflect some increased loan volume during periods of 2015.  Average earning assets increased $36.3 million, or 2.1% in 2014, from $1.76 billion for the year ended December 31, 2013, to $1.80 billion for the year ended December 31, 2014, as a result of growth in both securities volume and loan volume during 2014.  Management continues to develop loan pipelines that can be expected to generate future loan originations and loan growth.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Years ended December 31, 2015, 2014 and 2013

	2015			2014			2013
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$20,066	$55	0.27	$28,106	$73	0.26	$43,801	$108	0.24
Securities:
Taxable	642,132	14,037	2.19	616,187	14,131	2.29	586,188	11,692	1.99
Non-taxable (TE)	22,311	834	3.74	16,425	727	4.43	14,616	904	6.19
Total securities	664,443	14,871	2.24	632,612	14,858	2.35	600,804	12,596	2.10
Dividends from Reserve Bank and FHLBC stock	8,545	306	3.58	9,677	309	3.19	10,629	304	2.86
Loans and loans held-for-sale[1]	1,149,590	53,327	4.58	1,127,590	53,170	4.65	1,106,447	56,417	5.03
Total interest earning assets	1,842,644	68,559	3.68	1,797,985	68,410	3.76	1,761,681	69,425	3.90
Cash and due from banks	29,659	-	-	32,628	-	-	26,871	-	-
Allowance for loan losses	(19,323)	-	-	(24,981)	-	-	(35,504)	-	-
Other noninterest bearing assets	213,000	-	-	231,767	-	-	209,640	-	-
Total assets	$2,065,980			$2,037,399			$1,962,688

Liabilities and Stockholders' Equity
NOW accounts	$345,472	$300	0.09	$314,212	$266	0.08	$290,998	$255	0.09
Money market accounts	292,725	282	0.10	305,595	317	0.10	318,343	443	0.14
Savings accounts	249,570	152	0.06	238,326	155	0.07	226,404	161	0.07
Time deposits	410,691	3,201	0.78	446,133	4,500	1.01	493,855	6,774	1.37
Interest bearing deposits	1,298,458	3,935	0.30	1,304,266	5,238	0.40	1,329,600	7,633	0.57
Securities sold under repurchase agreements	28,194	3	0.01	26,093	3	0.01	23,313	3	0.01
Other short-term borrowings	21,945	30	0.13	12,534	16	0.13	15,849	25	0.16
Junior subordinated debentures	58,378	4,287	7.34	58,378	4,919	8.43	58,378	5,298	9.08
Subordinated debt	45,000	814	1.78	45,000	792	1.74	45,000	811	1.78
Notes payable and other borrowings	500	7	1.38	500	16	3.16	500	16	3.16
Total interest bearing liabilities	1,452,475	9,076	0.62	1,446,771	10,984	0.76	1,472,640	13,786	0.94
Noninterest bearing deposits	429,403	-	-	388,295	-	-	362,871	-	-
Other liabilities	10,712	-	-	20,218	-	-	36,063	-	-
Stockholders' equity	173,390	-	-	182,115	-	-	91,114	-	-
Total liabilities and stockholders' equity	$2,065,980			$2,037,399			$1,962,688
Net interest income (TE)		$59,483			$57,426			$55,639
Net interest income (TE)
to total earning assets			3.23			3.19			3.16
Interest bearing liabilities to earning assets	78.83%			80.47%			83.59%

1.

Interest income from loans is shown tax equivalent as discussed below and includes fees of $1.8 million, $2.3 million and $2.5 million for 2015, 2014 and 2013, respectively. Nonaccrual loans are included in the above stated average balances.

Asset Quality

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due but still accruing.  Management believes recovery in the overall commercial real estate segment is firmly evident but could be stifled by macroeconomic events.  This change in segment posture would adversely impact Company totals for nonperforming loans.  Total nonperforming loans were $14.6 million at December 31, 2015,  down from $27.1 million at December 31, 2014.

Net charge offs of $1.0 million in 2015 compare to $2.3 million in 2014 and $2.8 million in 2013.

The following table shows classified loans by segment for the following periods.

(in thousands)	Classified loans as of December 31,			Percent Change From
	2015	2014	2013	2015-2014	2014-2013
Real estate - construction	$83	$4,045	$3,024	(97.9)	33.8
Real estate - residential:
Investor	1,136	2,263	9,750	(49.8)	(76.8)
Owner occupied	7,079	7,343	7,699	(3.6)	(4.6)
Revolving and junior liens	3,055	3,713	3,971	(17.7)	(6.5)
Real estate - commercial, nonfarm	10,568	19,170	37,297	(44.9)	(48.6)
Real estate - commercial, farm	1,272	-	-	-	-
Commercial	2,029	4,403	481	(53.9)	815.4
Other	1	1	1	-	-
	$25,223	$40,938	$62,223	(38.4)	(34.2)

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  All three components are down since December 31, 2014.  Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan loss reserve.  This ratio reflects another measure of overall improvement in loan related asset quality.  The decline in both classified loans and OREO as well as improved Bank Tier 1 capital in the fourth quarter again strengthened this ratio.

Other positive trends included continued reduction in nonaccrual loans.  The December 31, 2015, nonaccrual total of $14.4 million reflects a trend of reduced nonaccrual loans at year-end that has been experienced since year-end 2010.  Similarly, total past due loans, including accruing and nonaccrual loans, of $12.6 million for year-end 2015 is the most recent decreased year-end total for this metric in a trend of reductions seen since year-end 2010.  Both results reflect aggressive portfolio management process and diligent follow up by individual relationship managers on specific credits.

Summarizing numerous encouraging developments, the classified asset ratio showed a positive change to 20.31% at December 31, 2015, after standing at 28.10% at December 31, 2014.

Allowance for Loan Losses

The Bank’s allowance for loan losses methodology reasonably estimates loan and lease losses as of the financial statement date(s) and incorporates management’s current judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology. The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institution of Certified Public Accountants Audit and Accounting Guide for Banks and Savings Institutions, and banking industry practices.  Methodology is periodically reviewed by the Bank’s independent accountants and banking regulators.  Methodology changes were made in 2015.  Beyond these methodology changes, only minor changes in the risk evaluation factors for commercial loans and commercial real estate credits were made in 2015.

One methodology change reflects use of average balances in historical required reserve calculations to avoid loss rate impact if loan balances increase or decrease significantly.  Previously, period end balances were used in the required reserve calculation.  A second methodology change negates quarterly net recovery data in the historical loss rate experience calculations.  The previous treatment of net recoveries was seen as a less meaningful treatment of current historical loss experience.  The last methodology change replaces the commercial real estate pool management factor with a collateral calculation on balances for special mention and problem accruing loans in the period.  This methodology change more accurately reflects all portfolio risk.  The impact of these changes to the ALLL was an increase of $1.3 million.  All calculations conform to U. S. generally accepted accounting principles.

The coverage ratio of the allowance for loan losses to nonperforming loans was 111.0% as of December 31, 2015, which reflects an increase from 79.9% as of December 31, 2014.  A decrease of $12.5 million, or 46.0%, in nonperforming loans in 2015 drove the overall coverage ratio change.  Following established methodology, management updated the estimated specific allocations each quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  General allocations decreased by $5.2 million from December 31, 2014, while the overall loan balances subject to general factors also decreased at December 31, 2015.  Management determined the estimated amount to include in the allowance for loan losses based upon a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.

Management reviews the performance of the management risk factors including higher risk loan pools rated as special mention and problem loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in the Company’s comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what potential valuation impact would result from that migration.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that continue to show some signs of stabilization in 2015.

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

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the Asset Quality section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly, when appropriate, with formal affirmation each quarter end and are included in the assessment of the adequacy of the allowance for loan losses.  Further and importantly, significant improvement was seen in 2015 net charge-offs and nonperforming loans.  Net charge-offs of $2.3 million in 2014 declined by 56.7% to $1.0 million in 2015.  Nonperforming loans of $27.1 million at year-end 2014 declined 46.0% to $14.6 million at December 31, 2015.  Based on this assessment, management determined that an overall improvement in loan asset quality justified loan loss reserve releases of $4.4 million in 2015.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 1.9% of total loans as of December 31, 2014, to 1.4% of total loans at December 31, 2015.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2015; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

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

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  In 2015, the general allowance decreased $2.0 million, compared to the decrease of $2.5 million in 2014.  Changes in the allowance for loan losses are detailed in Note 5 on the consolidated financial statements of this report.

Noninterest income

(in thousands)	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
	2015	2014	2013	2015-2014	2014-2013
Trust income	$5,953	$6,198	$6,339	(4.0)	(2.2)
Service charges on deposits	6,820	7,079	7,256	(3.7)	(2.4)
Residential mortgage banking revenue	7,169	4,424	8,361	62.0	(47.1)
Securities (loss) gains, net	(178)	1,719	2,205	(110.4)	(22.0)
Loss on sale of CDO	-	-	(4,117)	-	-
Total Securities gains (loss), net	(178)	1,719	(1,912)	(110.4)	189.9
Increase in cash surrender value of bank-owned life insurance	1,221	1,397	1,603	(12.6)	(12.9)
Death benefit realized on bank-owned life insurance	-	-	381	-	-
Debit card interchange income	4,028	3,806	3,458	5.8	10.1
(Loss) gain on disposal and transfer of fixed assets	(1,119)	(121)	9	-	-
Other income	5,400	4,714	5,688	14.6	(17.1)
	$29,294	$29,216	$31,183	0.3	(6.3)

Total noninterest income was essentially unchanged in 2015 from 2014 even though there were several material changes year over year.  While trust income and deposit service charges declined, residential mortgage banking revenue showed strong improvement.  The Company’s residential mortgage operation functioned very efficiently in a difficult rate environment.  Also, valuations in the mortgage business improved year over year.  The Company incurred a noncash impairment charge of approximately $1.1 million on the now closed branch in Batavia, Illinois.  The Company also recorded revenue of approximately $917,000 on a one-time payment from a long term service provider.  Last, net losses of securities sales of $178,000 in 2015 compares to net gains on securities sales of $1.7 million in 2014.

Total noninterest income in 2014 dropped to $29.2 million from $31.2 million in 2013 even after the 2013 $4.1 million loss on the sale of a collateralized debt obligation is considered.  Essentially all operating categories were down year over year, most notably residential mortgage banking income on slow residential markets in the Company’s selected market areas.

Noninterest expense

(in thousands)	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
	2015	2014	2013	2015-2014	2014-2013
Salaries	$28,173	$28,440	$27,853	(0.9)	2.1
Bonus	1,320	1,955	2,869	(32.5)	(31.9)
Benefits and other	5,568	5,772	5,966	(3.5)	(3.3)
Total salaries and employee benefits	35,061	36,167	36,688	(3.1)	(1.4)
Occupancy expense, net	4,749	4,963	5,032	(4.3)	(1.4)
Furniture and equipment expense	4,430	3,972	4,264	11.5	(6.8)
FDIC insurance	1,334	2,170	4,027	(38.5)	(46.1)
General bank insurance	1,273	1,561	2,318	(18.4)	(32.7)
Amortization of core deposit intangible asset	-	1,177	2,099	-	(43.9)
Advertising expense	1,340	1,278	1,225	4.9	4.3
Debit card interchange expense	1,514	1,631	1,433	(7.2)	13.8
Legal fees	1,175	1,333	2,066	(11.9)	(35.5)
Other real estate owned expense, net	5,191	6,917	10,747	(25.0)	(35.6)
Other expense	12,354	12,510	13,245	(1.2)	(5.5)
Total noninterest expense	$68,421	$73,679	$83,144	(7.1)	(11.4)

Total noninterest expense decreased by 7.1% in 2015 compared to 2014.  Most notably, the Company recorded no amortization expense on the core deposit intangible in 2015 compared to $1.2 million expense in 2014.  Expenses related to the Company’s portfolio of properties owned as a result of loan foreclosure declined year over year.  General bank insurance decreased on the renewal of company-wide coverages.  Salaries and benefits, and FDIC expenses were meaningfully lower year over year.  Branch closures in 2014 and 2015 as well as 2015 staff reductions are the main source of this decrease along with strict management attention to control replacement hiring when positions become open.

Total noninterest expense in 2014 dropped to $73.7 million compared to $83.1 million in 2013.  Meaningful expense reductions were attained on the cost of FDIC insurance, general bank insurance and legal fees.  The most significant expense reduction was realized in the cost of the Company’s portfolio of foreclosed properties.  These expenses dropped from $10.7 million in 2013 to $6.9 million in 2014.

Income taxes

The Company’s provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2015 is detailed in Note 11.  The Company income tax accounting policies are described in Note 1.

Income tax expense totaled $9.0 million for the year ended December 31, 2015 compared to an income tax expense of $5.8 million in 2014 and an income tax benefit of $70.2 million in 2013.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

On September 2, 2015, the Company and the Bank, as rights agent (the “Rights Agent”), entered into a Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”), which amended the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 12, 2012, between the Company and the Rights Agent (as amended, the “Tax Benefits Plan”).

The Amendment, which will be submitted to the Company’s stockholders for ratification at the Company’s 2016 annual meeting, extended the final expiration date of the Tax Benefits Plan from September 12, 2015 to September 12, 2018.

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

The Company considered the federal and state net operating loss carryforwards separately when determining if a valuation allowance was required.  After considering tax-planning strategies, the Company reserved a portion of the state net operating loss carryforward management did not anticipate using by December 31, 2016, based on forecasts made at September 30, 2013.  While the state net operating loss carryforward does not begin to expire until 2021, management acknowledges that forecasts are inherently subjective and only periods in the foreseeable future should be considered when determining if net deferred tax assets will be utilized.  In each future accounting period, the Company’s management will reevaluate whether the current conditions in conjunction with positive and negative evidence support a change in the valuation allowance against the Company’s deferred tax assets.

The positive evidence considered included the following: (1) the current quarter results reflect the Company’s sixth consecutive quarter of pre-tax earnings (2) reduced nonperforming assets for the eleventh consecutive quarter; and (3) strongly encouraging indications from OCC on the removal of the Consent Order subsequently confirmed with the removal of the Consent Order effective October 17, 2013.  Negative evidence considered included the decrease in the Company’s net interest margin and reduced noninterest income, primarily from decreased mortgage banking income.  The only tax planning strategy considered was selling the Company’s bank-owned life insurance which would have resulted in immediate taxable income of approximately $11.4 million if it had been sold effective September 30, 2013.  While the Company did not complete this sale, management did confirm the sale would have been considered in the event a deferred tax asset was close to expiration.

There have been no significant changes in the Company's ability to utilize the deferred tax assets through December 31, 2015.  The Company has no valuation reserve on the deferred tax assets as of December 31, 2015.

Financial condition

General

Total assets increased $16.1 million, or 0.8%, from December 31, 2014 to close at $2.08 billion as of December 31, 2015.  Loans decreased by 2.2%, to $1.13 billion over the course of 2015.  Management continued to emphasize balance sheet stabilization and credit quality in all lending deliberations and continued to encounter low demand for loans in the Company’s target markets.  At the same time, net loan charge-off activity reduced balances and collateral that previously secured loans moved to OREO.  In total, OREO assets decreased $12.8 million, or 40.2%, for the year ended December 31, 2015 compared to December 31, 2014, as sale activity and valuation write-downs exceeded new properties added.  Total securities increased by $58.7 million, or 9.1%, for the year ended December 31, 2015, reflecting continued management emphasis on investment securities.  Management continued to fund new lending as well as available-for-sale securities and held-to-maturity securities in 2015 consistent with the Company’s past practice of utilizing available liquid funds supplemented by short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”).  For the year ended December 31, 2015, large dollar purchases were made in asset-backed securities (almost all backed by student loan assets) with most other categories essentially unchanged.  At December 31, 2015, the largest changes by loan type included increases in commercial and real estate commercial while holdings of real estate construction and real estate residential loans declined.

Similarly, total assets at year-end 2014 of $2.06 billion were increased slightly from $2.00 billion from year-end 2013.  Both loans and securities increased in the year while other balance sheet items reflected small decreases.  Total deposits increased by an insignificant amount.

Investments

As shown below, net investment purchases during 2015 changed the composition of the Company’s securities portfolio.

(in thousands)	Securities Portfolio as of December 31,			Percent Change From
	2015	2014	2013	2015-2014	2014-2013
Securities available-for-sale, at fair value
U.S. Treasury	$1,509	$1,527	$1,544	(1.2)	(1.1)
U.S. government agencies	1,556	1,624	1,672	(4.2)	(2.9)
U.S. government agency mortgage-backed	1,996	-	-	-	-
States and political subdivisions	30,526	22,018	16,794	38.6	31.1
Corporate bonds	29,400	30,985	15,102	(5.1)	105.2
Collateralized mortgage obligations	66,920	63,627	63,876	5.2	(0.4)
Asset-backed securities	231,908	173,496	273,203	33.7	(36.5)
Collateralized loan obligations	92,251	92,209	-	-	-
Total securities available-for-sale	$456,066	$385,486	$372,191	18.3	3.6
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$36,505	$37,125	$35,268	(1.7)	5.3
Collateralized mortgage obligations	211,241	222,545	221,303	(5.1)	0.6
Total securities held-to-maturity	$247,746	$259,670	$256,571	(4.6)	1.2

Total securities	$703,812	$645,156	$628,762	9.1	2.6

The Company’s total securities show a net increase of $58.7 million since December 31, 2014.  During 2014, holdings in asset-backed securities (primarily securities backed by student loan paper) declined to be largely replaced by collateralized loan obligations and corporate bonds.  During 2013, net additions of $105.7 million in available-for-sale asset-backed securities (again primarily securities backed by student loan paper) were offset by reductions in virtually all other available-for-sale categories along with the adoption in 2013 of a held-to-maturity portfolio.  In 2015, the Company increased holdings in asset-backed securities (again securities backed by student loan paper) with only small changes in other categories of securities.

Loans

(in thousands)	Major Classification of Loans as of December 31,			Percent Change From
	2015	2014	2013	2015-2014	2014-2013
Commercial	$130,362	$119,158	$94,736	9.4	25.8
Real estate - commercial	605,721	600,629	560,233	0.8	7.2
Real estate - construction	19,806	44,795	29,351	(55.8)	52.6
Real estate - residential	351,007	370,191	390,201	(5.2)	(5.1)
Consumer	4,216	3,504	2,760	20.3	27.0
Overdraft	483	649	628	(25.6)	3.3
Lease financing receivables	10,953	8,038	10,069	36.3	(20.2)
Other	10,130	11,630	12,793	(12.9)	(9.1)
	1,132,678	1,158,594	1,100,771	(2.2)	5.3
Net deferred loan costs	1,037	738	485	40.5	52.2
	$1,133,715	$1,159,332	$1,101,256	(2.2)	5.3

Loan production in the fourth quarter of 2015 continued at the slow pace found earlier in the year.  A volume increase in commercial for the year is offset by decreases in real estate loans.  Fourth quarter loan production provided a positive close to 2014 and an increase in loans outstanding from the third quarter.  This loan production reflects extensive work done earlier in the year to build business origination pipelines.  Significant new business was realized during the quarter in the multi-family, commercial real estate (both owner occupied and nonowner occupied) and commercial & industrial classifications.  Other commercial real estate credits were realized with relationships in our targeted customer and geographic markets, in one instance via a participation in a transaction originated by a larger Illinois based financial institution.  Similarly, significant new commercial & industrial lending was realized to businesses that conform to the Company’s profile of customers defined in Company loan policies.  Additionally, we strive to serve customers near our geographical locations in communities served by the Company.  The Company continues to seek opportunities in its primary lending markets that will develop additional relationship banking customers; however, markets remain very competitive for new loan business.

Total loans were $1.13 billion as of December 31, 2015, a decrease from $1.16 billion as of December 31, 2014.  Loan production in 2015 declined as compared to the loan growth seen in 2014.  Loan results in 2014 represented  an increase of $58.1 million in the year.  While the Company worked diligently to rebuild and build loan origination pipelines during 2014 and 2015, the lack of demand from qualified borrowers, including borrower reluctance to drawdown on existing credit lines through the year, as well as the competitive landscape, moderated growth in the loan portfolio.  As discussed in the Asset Quality section above, management continued to emphasize loan portfolio quality in 2015 and, as a result, $1.0 million of net loan charge-offs were recorded in 2015 compared to  $2.3 million of net loan charge-offs  recorded in 2014 and $2.8 million in 2013.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates.  The local economies have been affected by the improved but still difficult economic conditions, referred to by many as structural headwinds that have been experienced nationwide.  The less than vibrant economic conditions continue to affect business regions served in particular and financial markets generally.  Real estate related activity, including valuations and transactions, while improved from past severe conditions, continues to be less than expansive.  Because the Company is located in an area with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizable portion of the portfolio.

Real estate lending categories comprised the largest group in the portfolio as of December 31, 2015 and December 31, 2014.  The commercial loan portfolio increased $11.2 million to $130.4 million at December 31, 2015, from $119.2 million at December 31, 2014.  The Company remains committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.

The allowance for loan losses was $16.2 million at year-end 2015 compared to $21.6 million and $27.3 million at year-end 2014 and 2013, respectively.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans.  The allowance for loan losses as a percentage of total loans was 1.4% as of December 31, 2015, compared to 1.9% at year-end 2014 and 2.5% as of December 31, 2013.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.

Management remains cautious about the continued slow recovery in the local and overall economic environment.  Furthermore, the sustained difficulties in the commercial and investor real estate sector, while showing signs of improvement, could continue to adversely affect collateral values.  These events may adversely affect cash flows generally for both commercial and individual borrowers.  While portfolio stability has taken hold, the Company could experience undesirable levels of problem assets, delinquencies, and losses on loans in future periods if economic recession or politically triggered economic instability develops.

Other Real Estate Owned

OREO decreased $12.8 million from $32.0 million at December 31, 2014 to $19.1 million at December 31, 2015.  Of note, the year-end 2015 total includes $468,000 related to a building formerly occupied by a Bank branch, now closed, in Batavia, Illinois.    The Bank recorded a loss of approximately $1.1 million upon the transfer of this property to OREO.  A similar reduction in overall holdings is seen at December 31, 2014 compared to December 31, 2013.  The Company has successfully managed the reduction of OREO holdings from a total of $93.3 million at December 31, 2011. The trend of year over year reductions in valuation adjustments continued but at a lower level in 2015 compared to 2014.

(in thousands)	OREO Properties by Type as of December31,			Percent Change From
	2015	2014	2013	2015-2014	2014-2013
Single family residence	$2,334	$2,621	$4,658	(11.0)	(43.7)
Lots (single family and commercial)	10,042	13,235	15,020	(24.1)	(11.9)
Vacant land	2,104	2,725	3,135	(22.8)	(13.1)
Multi-family	314	1,549	1,783	(79.7)	(13.1)
Commercial property	4,347	11,852	16,941	(63.3)	(30.0)
Total OREO properties	$19,141	$31,982	$41,537	(40.2)	(23.0)

The OREO valuation reserve ended 2015 at $14.1 million, which was 42.5% of gross OREO at year-end 2015.  This compares to $19.2 million, or 37.5% of gross OREO at year-end 2014.

Deposits & Borrowings

In 2015, the Company grew total deposits by $74.0 million, or 4.4%, to a total of $1.76 billion at year-end 2015.  A reduced level of time or certificates of deposits as higher yielding certificates matured in the current lower rate environment was offset by larger increases in transactional demand, money market and savings account balances.  These results compare to results in 2014 when the Company saw virtually unchanged total deposits of $1.68 billion from year-end 2013 to December 31, 2014.  Notably, time deposits or certificates of deposit dropped as renewals took place in a very different rate environment.  Availability of other liquidity sources reduced the need for deposit funding.

The Company’s most significant borrowing relationship continued to be the $45.5 million credit facility with a correspondent bank.  The credit facility was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The Company had remaining debt of $500,000 in principal outstanding in term debt, and $45.0 million in principal outstanding in subordinated debt under that facility at the end of December 31, 2015, and December 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The subordinated debt and term debt portion of the senior debt facility mature on March 31, 2018.  At December 31, 2015, the Company was in compliance with all of the financial covenants contained within the credit agreement.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  The Bank primarily uses these borrowings as a source of short-term funding.

Capital

As of December 31, 2015, total stockholders’ equity was $155.9 million, which was a decrease of $38.2 million, or 19.7%, from $194.2 million as of December 31, 2014.  This decrease was attributable to the Series B Stock redemption of $47.3 million conducted during 2015.  Accumulated other comprehensive loss on securities net of deferred taxes was $7.7 million at December 31, 2014, and $12.7 million at December 31, 2015.

Recapping important events from 2014 and relevant history, the Company completed the sale of $32.6 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in July 2003.  These trust preferred securities remain outstanding for a 30-year term, but subject to regulatory approval, they can be called in whole or in part at the Company’s discretion after an initial five-year period, which has since passed.  The Company does not currently intend to seek regulatory approval to call these securities.  Dividends are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements even when deferred.  Likewise, the Company issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part in 2017.  When not in deferral the quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over the three-month LIBOR rate thereafter.  The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

The Company is currently paying interest on all trust preferred securities as that interest comes due.  As of December 31, 2015, trust preferred proceeds of $44.1 million qualified as Tier 1 regulatory capital and $12.5 million qualified as Tier 2 regulatory capital.  As of December 31, 2014, trust preferred proceeds of $56.6 million qualified as Tier 1 regulatory capital.  Additionally, $18.0 million and $27.0 million of the $45.0 million in subordinated debt that was obtained to finance the February 2008 acquisition qualified as Tier 2 regulatory capital as of December 31, 2015, and December 31, 2014, respectively.

In January 2009, the Company issued and sold (i) 73,000 shares of Series B Stock and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  All of the Series B Stock held by Treasury was sold to third parties, including certain of the Company’s directors, in public auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  At December 31, 2014, the Company carried $47.3 million of Series B Stock in total stockholders’ equity.  During 2015 the Company redeemed $15.8 million of Series B Stock in the first quarter of 2015 and the remaining shares in the third quarter of 2015.  As of December 31, 2015 the Series B Stock is fully redeemed.

At December 31, 2015, the Bank’s Tier 1 capital leverage ratio was 9.94%,  down 208 basis points from December 31, 2014.  The Bank’s total capital ratio was 15.23%,  down 350 basis points from December 31, 2014.  The Company’s regulatory capital ratios of Total capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets decreased to 15.56%, 10.55%, 12.30% and 8.69%, at December 31, 2015, respectively, compared to the Company’s regulatory capital ratios of Total capital to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets to 17.68%, 14.44% and 9.93%, respectively, at December 31, 2014.  The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2015 pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.

At December 31, 2015, and December 31, 2014, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Generally, if adequately capitalized, regulatory approval is not required to accept brokered deposits.  In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets increased from 7.12% at December 31, 2014, to 7.50% at December 31, 2015, largely attributable to the increased tangible common equity as a result of the redemption of the Series B Stock.

The Company repurchased 21,579 shares for $117,000 in 2015, resulting in an increase in treasury stock to 4,943,805 shares and $96.0 million as of December 31, 2015.    The Company repurchased 9,600 shares for $46,000 in 2014, resulting in an increase in treasury stock to 4,922,226 shares and $95.8 million as of December 31, 2014.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  No stock options were exercised in the years ended December 31, 2015 and 2014.

Liquidity

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in, and  both maturity and repayment of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements.  See “Supervision and Regulation”.  The Company continually monitors its cash position and borrowing capacity as well as performs monthly stress tests of contingency funding as part of its liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management and the Company’s Board of Directors monthly.

Net cash inflows from operating activities were $21.1 million during 2015, compared with outflows of $6.3 million in 2014 and inflows of $35.3 million in 2013.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a source of inflows for 2015 and 2014.  Interest received, net of interest paid, combined with changes in provision for loan losses, and other assets and liabilities were a source of outflows for 2015, and 2014.  The Company recorded a deferred income tax benefit of $70.4 million including a DTA reversal for the year ended December 31, 2013.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash outflows from investing activities were $32.2 million in 2015, compared to net cash outflows of $66.1 million in 2014 and net cash inflows of $9.6 million in 2013.  In 2015, securities transactions accounted for a net outflow of $65.9 million, net principal received on loans accounted for net inflows of $16.1 million, and proceeds from the sales of OREO assets accounted for inflows of $18.8 million.  In 2014, securities transactions accounted for a net outflow of $12.8 million, and net principal received on loans accounted for net outflows of $74.3 million whereas proceeds from the sale of OREO assets accounted for inflows of $22.9 million.

Net cash inflows from financing activities in 2015, were $7.2 million compared with net cash inflows of $69.0 million in 2014, while 2013 had net cash outflows of $125.7 million.  Significant cash inflows from financing activities in 2015 included increases of $74.0 million in deposits and $13.0 million in securities sold under repurchase agreements.  Significant cash outflows from financing activities in 2015 include the Series B Stock redemption of $47.3 million, $30.0 million in the reductions of other short-term borrowing and $2.4 million in dividends paid on the Series B Stock.  Significant cash inflows from financing activities in 2014 included the proceeds from the issuance of common stock of $64.3 million and increases of $40.0 million in other short-term borrowings.  Significant cash outflows from financing activities in 2014 include the Series B Stock redemption of $24.3 million and $12.4 million in dividends paid on the Series B Stock.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations (all dollars in thousands) to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,351,237	$-	$-	$-	$1,351,237
Certificates of deposit	155,633	178,258	73,958	-	407,849
Securities sold under repurchase agreements	34,070	-	-	-	34,070
Other short-term borrowings	15,000	-	-	-	15,000
Junior subordinated debentures	-	-	-	58,378	58,378
Subordinated debt	-	45,000	-	-	45,000
Notes payable and other borrowings	-	500	-	-	500
Purchase obligations	671	279	-	-	950
Automatic teller machine leases	46	57	15	-	118
Operating leases	4	-	-	-	4
Nonqualified voluntary deferred compensation plan	92	158	48	1,325	1,623
Total	$1,556,753	$224,252	$74,021	$59,703	$1,914,729

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  The Company routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination. In this disclosure, the Company has made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2015.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Derivative contracts, which include contracts under which the Company either receives cash from, or pays cash to, counterparties reflecting changes in interest rates are carried at fair value on the consolidated balance sheet as disclosed in Note 19 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2015, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2015:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commitment to extend credit:
Commercial secured by real estate	$8,473	$7,603	$2,189	$4,836	$23,101
Revolving open end residential	9,573	29,896	13,185	42,343	94,997
Other	116,479	25,520	440	8,388	150,827
Financial standby letters of credit (borrowers)	3,572	55	5	-	3,632
Performance standby letters of credit (borrowers)	7,366	-	50	-	7,416
Commercial letters of credit (borrowers)	47	-	-	-	47
Performance standby letters of credit (others)	575	-	-	-	575
Total	$146,085	$63,074	$15,869	$55,567	$280,595

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

In December 2015, the Federal Reserve raised short-term interest rates by 0.25%.  It is uncertain whether the Federal Reserve will move short-term interest rates higher during the course of 2016.  Generally, the Federal Reserve action has not had a significant impact on long-term rates.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The changes in the Company’s interest rate risk exposures at December 31, 2015, and December 31, 2014, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 19 of the financial statements included in this annual report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 had made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more, a situation that continues to date.  As of December 2014, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios increased significantly as of December 2015, due to (1) an interest rate swap to fix the rate on the Company's Old Second Capital Trust II Preferred debt when it changes to floating rate debt in

June 2017, (2) increases in adjustable-rate loans and securities and (3) increases in checking deposits whose rates change little when market interest rates increase.  Management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal Funds rates and the Bank's prime rate rose 0.25% in December of 2015, to 0.50% and 3.50%, respectively.

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
December 31, 2015
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

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share data)

	December 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$26,975	$30,101
Interest bearing deposits with financial institutions	13,363	14,096
Cash and cash equivalents	40,338	44,197
Securities available-for-sale, at fair value	456,066	385,486
Securities held-to-maturity, at amortized cost	247,746	259,670
Federal Home Loan Bank and Federal Reserve Bank stock	8,518	9,058
Loans held-for-sale	2,849	5,072
Loans	1,133,715	1,159,332
Less: allowance for loan losses	16,223	21,637
Net loans	1,117,492	1,137,695
Premises and equipment, net	39,612	42,335
Other real estate owned	19,141	31,982
Mortgage servicing rights, net	5,847	5,462
Bank-owned life insurance (BOLI)	58,028	56,807
Deferred tax assets, net	64,552	70,141
Other assets	17,674	13,882
Total assets	$2,077,863	$2,061,787

Liabilities
Deposits:
Noninterest bearing demand	$442,639	$400,447
Interest bearing:
Savings, NOW, and money market	908,598	865,103
Time	407,849	419,505
Total deposits	1,759,086	1,685,055
Securities sold under repurchase agreements	34,070	21,036
Other short-term borrowings	15,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	9,900	12,655
Total liabilities	1,921,934	1,867,624

Stockholders’ Equity
Preferred stock	-	47,331
Common stock	34,427	34,365
Additional paid-in capital	115,918	115,332
Retained earnings	114,209	100,697
Accumulated other comprehensive loss	(12,659)	(7,713)
Treasury stock	(95,966)	(95,849)
Total stockholders’ equity	155,929	194,163
Total liabilities and stockholders’ equity	$2,077,863	$2,061,787

	December 31, 2015		December 31, 2014
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	-	N/A	1,000	N/A
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	-	34,427,234	47,331	34,364,734
Shares outstanding	-	29,483,429	47,331	29,442,508
Treasury shares	-	4,943,805	-	4,922,226

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share data)

	Year Ended
	December 31,
	2015	2014	2013
Interest and dividend income
Loans, including fees	$53,035	$52,926	$56,193
Loans held-for-sale	189	133	156
Securities:
Taxable	14,037	14,131	11,692
Tax exempt	542	472	587
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	306	309	304
Interest bearing deposits with financial institutions	55	73	108
Total interest and dividend income	68,164	68,044	69,040
Interest expense
Savings, NOW, and money market deposits	734	738	859
Time deposits	3,201	4,500	6,774
Other short-term borrowings	33	19	28
Junior subordinated debentures	4,287	4,919	5,298
Subordinated debt	814	792	811
Notes payable and other borrowings	7	16	16
Total interest expense	9,076	10,984	13,786
Net interest and dividend income	59,088	57,060	55,254
Loan loss reserve release	(4,400)	(3,300)	(8,550)
Net interest and dividend income after provision for loan losses	63,488	60,360	63,804
Noninterest income
Trust income	5,953	6,198	6,339
Service charges on deposits	6,820	7,079	7,256
Secondary mortgage fees	907	621	821
Mortgage servicing gain, net of changes in fair value	487	209	1,913
Net gain on sales of mortgage loans	5,775	3,594	5,627
Securities (loss) gain, net	(178)	1,719	(1,912)
Increase in cash surrender value of bank-owned life insurance	1,221	1,397	1,603
Death benefit realized on bank-owned life insurance	-	-	381
Debit card interchange income	4,028	3,806	3,458
(Loss) gain on disposal and transfer of fixed assets, net	(1,119)	(121)	9
Other income	5,400	4,714	5,688
Total noninterest income	29,294	29,216	31,183
Noninterest expense
Salaries and employee benefits	35,061	36,167	36,688
Occupancy expense, net	4,749	4,963	5,032
Furniture and equipment expense	4,430	3,972	4,264
FDIC insurance	1,334	2,170	4,027
General bank insurance	1,273	1,561	2,318
Amortization of core deposit	-	1,177	2,099
Advertising expense	1,340	1,278	1,225
Debit card interchange expense	1,514	1,631	1,433
Legal fees	1,175	1,333	2,066
Other real estate expense, net	5,191	6,917	10,747
Other expense	12,354	12,510	13,245
Total noninterest expense	68,421	73,679	83,144
Income before income taxes	24,361	15,897	11,843
Provision for income taxes	8,976	5,761	(70,242)
Net income	$15,385	$10,136	$82,085
Preferred stock dividends and accretion of discount	1,873	5,062	5,258
Dividends waived upon preferred stock redemption	-	(5,433)	-
Gain on preferred stock redemption	-	(1,348)	-
Net income available to common stockholders	$13,512	$11,855	$76,827

Basic earnings per share	$0.46	$0.46	$5.45
Diluted earnings per share	0.46	0.46	5.45

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Net Income	$15,385	$10,136	$82,085

Unrealized holding losses on available-for-sale securities arising during the period	(8,624)	(394)	(11,965)
Related tax benefit	3,382	165	4,924
Holding losses after tax on available-for-sale securities	(5,242)	(229)	(7,041)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(178)	1,719	(1,912)
Income tax benefit (expense) on net realized (losses) gains	71	(704)	784
Net realized (losses) gains after tax	(107)	1,015	(1,128)
Other comprehensive loss on available-for-sale securities	(5,135)	(1,244)	(5,913)

Accretion of net unrealized holding gains on held-to-maturity securities transferred from available-for-sale securities	964	968	343
Related tax expense	(396)	(399)	(141)
Other comprehensive income on held-to-maturity securities	568	569	202

Changes in fair value of derivatives used for cashflow hedges	(631)	-	-
Related tax benefit	252	-	-
Other comprehensive loss on cashflow hedges	(379)	-	-

Total other comprehensive loss	(4,946)	(675)	(5,711)
Total comprehensive income	$10,439	$9,461	$76,374

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$15,385	$10,136	$82,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	2,386	2,485	2,794
Change in fair value of mortgage servicing rights	1,141	1,214	(260)
Loan loss reserve release	(4,400)	(3,300)	(8,550)
Gain on recapture of restricted stock	-	-	(612)
Provision for deferred tax expense (benefit)	8,756	5,563	(70,376)
Originations of loans held-for-sale	(190,041)	(122,996)	(181,497)
Proceeds from sales of loans held-for-sale	196,431	124,458	191,019
Net gain on sales of mortgage loans	(5,775)	(3,594)	(5,627)
Change in current income taxes receivable (payable)	100	86	(132)
Increase in cash surrender value of bank-owned life insurance	(1,221)	(1,397)	(1,603)
Death claim on bank-owned life insurance	-	-	396
Change in accrued interest receivable and other assets	(3,949)	(581)	8,764
Change in accrued interest payable and other liabilities	(2,668)	(20,001)	8,877
Net premium amortization/discount (accretion) on securities	79	(1,824)	(528)
Securities losses (gains), net	178	(1,719)	1,912
Amortization of core deposit	-	1,177	2,099
Stock based compensation	613	295	167
Net gain on sale of other real estate owned	(1,073)	(989)	(1,956)
Provision for other real estate owned losses	4,076	4,559	8,293
Net gain on disposal of fixed assets	(20)	-	(9)
Loss on transfer of premises to other real estate owned	1,139	121	-
Net cash provided by (used in) operating activities	21,137	(6,307)	35,256
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	46,230	16,520	40,028
Proceeds from sales of securities available-for-sale	70,176	296,013	533,302
Purchases of securities available-for-sale	(196,082)	(325,020)	(609,033)
Proceeds from maturities and calls including pay down of securities held-to-maturity	13,281	9,703	2,444
Purchases of securities held-to-maturity	-	(11,212)	(21,382)
Proceeds from sales of Federal Home Loan Bank stock	540	1,234	910
Net change in loans	16,073	(74,338)	21,505
Improvements in other real estate owned	-	(794)	(73)
Proceeds from sales of other real estate owned	18,836	22,857	43,668
Proceeds from disposition of premises and equipment	30	1	10
Net purchases of premises and equipment	(1,280)	(1,097)	(1,798)
Net cash (used in) provided by investing activities	(32,196)	(66,133)	9,581
Cash flows from financing activities
Net change in deposits	74,031	2,927	(35,091)
Net change in securities sold under repurchase agreements	13,034	(1,524)	4,685
Net change in other short-term borrowings	(30,000)	40,000	(95,000)
Redemption of preferred stock	(47,331)	(24,321)	-
Proceeds from the issuance of common stock	-	64,331	-
Dividends paid on preferred stock	(2,417)	(12,390)	-
Purchase of treasury stock	(117)	(46)	(278)
Net cash provided by (used in) financing activities	7,200	68,977	(125,684)
Net change in cash and cash equivalents	(3,859)	(3,463)	(80,847)
Cash and cash equivalents at beginning of period	44,197	47,660	128,507
Cash and cash equivalents at end of period	$40,338	$44,197	$47,660

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Year Ended
	December 31,
Supplemental cash flow information	2015	2014	2013
Income taxes paid, net	$118	$40	$266
Interest paid for deposits	3,958	5,533	7,868
Interest paid for borrowings	5,142	22,708	864
Non-cash transfer of loans to other real estate owned	8,530	13,918	19,194
Non-cash transfer of premises to other real estate owned	468	2,160	-
Non-cash transfer of loans to securities available-for-sale	-	-	5,329
Non-cash transfer of securities available-for-sale to securities held-to-maturity	-	-	237,154
Change in dividends accrued and declared but not paid	(544)	(9,112)	511
Accretion on preferred stock discount	-	58	1,073
Fair value difference on recapture of restricted stock	-	-	43

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2012	$18,729	$71,869	$66,189	$12,048	$(1,327)	$(94,956)	$72,552
Net Income				82,085			82,085
Other comprehensive loss, net of tax					(5,711)		(5,711)
Change in restricted stock	101		(101)				-
Recapture of restricted stock			(43)			(569)	(612)
Stock based compensation			167				167
Purchase of treasury stock						(278)	(278)
Preferred stock accretion and declared dividends		1,073		(1,584)			(511)
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692

Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net income				10,136			10,136
Other comprehensive loss, net of tax					(675)		(675)
Change in restricted stock	10		(10)				-
Tax effect from vesting of restricted stock			29				29
Stock based compensation			295				295
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,806				64,331
Preferred stock accretion and declared dividends		58		(3,336)			(3,278)
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163

Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				15,385			15,385
Other comprehensive loss, net of tax					(4,946)		(4,946)
Change in restricted stock	62		(62)				-
Tax effect from vesting of restricted stock			35				35
Stock based compensation			613				613
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(47,331)					(47,331)
Preferred stock dividends declared				(1,873)			(1,873)
Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Purchases and sales of securities are recognized on a trade date basis.  Realized securities gains or losses are reported in securities gains, net in the Consolidated Statements of Income.  The cost of securities sold is based on the specific identification method.  On a quarterly basis, the Company makes an assessment (at the individual security level) to determine whether there have been any events or circumstances indicating that a security with an unrealized loss is other-than-temporarily impaired (“OTTI”).  In evaluating OTTI, the Company considers many factors, including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; its ability and intent to hold the security for a period of time sufficient for a recovery in value; and the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity.  The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

Federal Home Loan Bank and Federal Reserve Bank Stock – The Company owns the stock of the Federal Home Loan Bank of Chicago (“FHLBC”) and the Federal Reserve Bank of Chicago (“Reserve Bank”).  Both of these entities require the Bank to invest in their nonmarketable stock as a condition of membership.  The FHLBC is a governmental sponsored entity.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLBC.  The Company records dividends in income on the ex-dividend date.  Reserve Bank stock is redeemable at par, and therefore market value equals cost.

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

Commercial loans and loans secured by real estate are generally charged-off when deemed uncollectible.  A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal outstanding.

Troubled Debt Restructurings (“TDRs”) – A restructuring of debt is considered a TDR when (i) the borrower is experiencing financial difficulties and (ii) the creditor grants a concession, such as forgiveness of principal, reduction of the interest rate, changes in payments, or extension of the maturity, that it would not otherwise consider.  Loans are not classified as TDRs when the modification is short-term or results in only an insignificant delay or shortfall in the payments to be received.  The Company’s TDRs are determined on a case-by-case basis in connection with ongoing loan collection processes.

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

Loans deemed to be uncollectible are charged-off against the allowance for loan losses while recoveries of amounts previously charged-off are credited to the allowance for loan losses.  Approved releases from previously established loan loss reserves authorized under our allowance methodology also reduce the allowance for loan losses.  Additions to the allowance for loan losses are established through the provision for loan losses charged to expense.  The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.  The Company had no major methodology changes in 2014.  One methodology change, implemented in 2015, reflects the use of average balances in historical required reserve calculations to avoid loss rate impact if loan balances increase or decrease significantly.  Previously, period end balances were used in the required reserve calculation.  A second methodology change negates quarterly net recovery data in the historical loss rate experience calculations.  The previous treatment of net recoveries was seen as a less meaningful treatment of current historical loss experience.  The last methodology change replaces the commercial real estate pool management factor with a collateral calculation on balances for special mention and problem accruing loans in the period.  This methodology change more accurately reflects all portfolio risk. The result of these methodology changes increased the allowance for loan losses by approximately $1.3 million.  All calculations conform to U. S. generally accepted accounting principles.

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

Mortgage loans that the Company is servicing for others aggregated to $638.2 million and $604.2 million at December 31, 2015, and 2014, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

Servicing rights are recognized separately as assets when they are acquired through sales of loans and servicing rights are retained.  Servicing rights are initially recorded at fair value with the effect recorded in gains on sales of loans on the Consolidated Statements of Income.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing fee income, which is included on the Consolidated Statements of Income as mortgage servicing income, net of fair value changes, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Under the fair value measurement method, the Company measures mortgage servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes in mortgage servicing gain, net of fair value changes, on the Consolidated Statements of Income.  The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the allowance for loan losses.  If fair value declines after acquisition, a valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer to OREO.  OREO properties are valued at the lower of cost or fair value less estimated costs to sell.  Operating costs after acquisition are also expensed.

Premises and Equipment – Premises, furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization.  Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term including anticipated renewals.  Rates of depreciation are generally based on the following useful lives: buildings, 25 to 40 years; building improvements, 3 to 15 years or longer under limited circumstances; and furniture and equipment, 3 to 10 years.  Gains and losses on dispositions are included in other noninterest income in the Consolidated Statements of Income.  Maintenance and repairs are charged to operating expenses as incurred, while improvements that conform to definitions of tangible property improvements are capitalized and depreciated over the estimated remaining life.

Bank-Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value (“CSV”) or the amount that could be realized.  The change in CSV and insurance proceeds received are recorded as BOLI income in the Consolidated Statements of Income in noninterest income.

Core Deposit Intangible – The core deposit intangible (“CDI”) was amortized on an accelerated method over its useful life and was fully amortized in 2014.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the financial statements.

Wealth Management – Assets held in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as they are not assets of the Company or its subsidiaries.  Fee income is included as a component of noninterest income in the Consolidated Statements of Income.

Advertising Costs – All advertising costs incurred by the Company are expensed in the period in which they are incurred.

Long-term Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statement of Income.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as an increase to additional paid-in capital.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction and in Illinois.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.  A full valuation allowance was previously established for the deferred tax assets excluding the amount associated with a net unrealized gain or loss on available-for-sale investment securities.  Due to the implicit recovery of the book basis of the underlying securities along with management’s intent and ability to hold the securities to recovery or maturity, no valuation allowance on this specific deferred tax asset was established.  At September 30, 2013, the Company reversed a significant portion of the valuation allowance after an analysis of both positive and negative evidence concerning the likelihood of deferred tax asset recognition under GAAP.  The remaining portion of the valuation allowance against the deferred tax assets was reversed in 2014.  See Note 11 – Income Taxes for further discussion.

As of December 31, 2015 and 2014, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2015 and 2014. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2012 to 2014 and the appropriate state income taxing authorities from 2011 to 2014.

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

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of stockholders’ equity in the Consolidated Balance Sheet.  Treasury stock issued is valued based on the “last in, first out” inventory method.  The difference between the consideration received upon issuance and the carrying value is charged or credited to additional paid-in capital.

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

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether the Company has elected to designate a derivative as a hedging relationship and apply hedge accounting.  A further consideration involves a determination on whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative are deferred and reported as a component of accumulated other comprehensive income, which is a component of shareholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  Counterparty risk with correspondent banks is considered through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  Deferred gains and losses from derivatives not accounted for as hedges and that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

Comprehensive Income – Comprehensive income is the total of reported earnings for all other revenues, expenses, gains, and losses that are not reported in earnings under GAAP.  The Company includes the following items, net of tax, in other comprehensive income in the Consolidated Statements of Comprehensive Income: (i) changes in unrealized gains or losses on securities available-for-sale, (ii) changes in unrealized gains or losses on securities held-to-maturity established upon transfer from securities available-for-sale and (iii) the effective portion of a derivative used to hedge cash flows.

New Accounting Pronouncements:    In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date for an additional year to be effective for annual reporting periods beginning after December 15, 2017.

Note 2: Cash and Due from Banks

The Bank is required to maintain reserve balances with the Reserve Bank.  In accordance with the Reserve Bank requirements, the average reserve balances were $10.7 million and $16.0 million, for the years ended December 31, 2015, and 2014, respectively.

The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.  In 2014, the Bank also had a $4.4 million pledge requirement, met with cash, to a correspondent bank as it relates to credit card processing services and there was no such requirement in 2015.

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

Nonmarketable equity investments include FHLBC stock and Reserve Bank stock.  FHLBC stock was $3.7 million and $4.3 million at December 31, 2015, and December 31, 2014.  Reserve Bank stock was $4.8 million at December 31, 2015, and December 31, 2014.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	1,683	-	(127)	1,556
U.S. government agencies mortgage-backed	2,040	-	(44)	1,996
States and political subdivisions	30,341	285	(100)	30,526
Corporate bonds	30,157	-	(757)	29,400
Collateralized mortgage obligations	68,743	24	(1,847)	66,920
Asset-backed securities	241,872	74	(10,038)	231,908
Collateralized loan obligations	94,374	-	(2,123)	92,251
Total Securities Available-for-Sale	$470,719	$383	$(15,036)	$456,066
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$36,505	$1,592	$-	$38,097
Collateralized mortgage obligations	211,241	3,302	(965)	213,578
Total Securities Held-to-Maturity	$247,746	$4,894	$(965)	$251,675

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,529	$-	$(2)	$1,527
U.S. government agencies	1,711	-	(87)	1,624
States and political subdivisions	21,682	432	(96)	22,018
Corporate bonds	31,243	309	(567)	30,985
Collateralized mortgage obligations	65,728	31	(2,132)	63,627
Asset-backed securities	175,565	199	(2,268)	173,496
Collateralized loan obligations	94,236	176	(2,203)	92,209
Total Securities Available-for-Sale	$391,694	$1,147	$(7,355)	$385,486
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$37,125	$2,030	$-	$39,155
Collateralized mortgage obligations	222,545	3,005	(1,439)	224,111
Total Securities Held-to-Maturity	$259,670	$5,035	$(1,439)	$263,266

During the twelve months ended December 31, 2015, we added $58.7 million to the total securities portfolio (net of payoffs, maturities, sales, calls, amortization and accretion).  This change is largely found in asset-backed securities and, to a lesser amount, states and political subdivisions.  Holdings of asset backed securities, primarily securities backed by student loan obligations, were reduced in 2014.

Securities valued at $340.2 million as of December 31, 2015, (up from $267.8 million at year-end 2014) were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2015, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$17,130	1.74%	$17,138
Due after one year through five years	6,897	2.92%	6,959
Due after five years through ten years	34,843	2.39%	34,171
Due after ten years	4,820	3.21%	4,723
	63,690	2.33%	62,991
Mortgage-backed and collateralized mortgage obligations	70,783	2.29%	68,916
Asset-backed securities	241,872	1.47%	231,908
Collateralized loan obligations	94,374	3.06%	92,251
	$470,719	2.03%	$456,066
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$247,746	2.78%	$251,675

At December 31, 2015, the Company’s investments include asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, not less than 97% of the outstanding principal amount of the loans made under FFEL are guaranteed by the U.S. Department of Education.  A number of major student loan originators packaged loans and sold them as asset-backed securities.

The Company has accumulated the securities of the following three different originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	December 31, 2015
	Amortized	Fair
Issuer	Cost	Value
College Loan Corporation	$73,293	$70,254
Nelnet Student Loan	23,359	23,291
GCO Education Loan Funding Corp	37,508	35,263

Securities with unrealized losses at December 31, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
December 31, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$127	$1,556	1	$127	$1,556
U.S. government agencies mortgage-backed	1	44	1,996	-	-	-	1	44	1,996
States and political subdivisions	2	19	1,541	1	81	1,713	3	100	3,254
Corporate bonds	5	292	14,866	3	465	14,534	8	757	29,400
Collateralized mortgage obligations	4	334	16,218	7	1,513	43,618	11	1,847	59,836
Asset-backed securities	9	2,080	78,301	8	7,958	121,217	17	10,038	199,518
Collateralized loan obligations	5	446	29,480	9	1,677	62,771	14	2,123	92,251
	26	$3,215	$142,402	29	$11,821	$245,409	55	$15,036	$387,811
Securities Held-to-Maturity
Collateralized mortgage obligations	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149
	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149

	Less than 12 months			Greater than 12 months
December 31, 2014	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasury	1	$2	$1,527	-	$-	$-	1	$2	$1,527
U.S. government agencies	-	-	-	1	87	1,624	1	87	1,624
States and political subdivisions	4	96	4,896	-	-	-	4	96	4,896
Corporate bonds	4	486	15,246	1	81	1,921	5	567	17,167
Collateralized mortgage obligations	5	900	38,284	3	1,232	21,604	8	2,132	59,888
Asset-backed securities	9	1,077	99,286	3	1,191	43,662	12	2,268	142,948
Collateralized loan obligations	12	2,203	82,387	-	-	-	12	2,203	82,387
	35	$4,764	$241,626	8	$2,591	$68,811	43	$7,355	$310,437
Securities Held-to-Maturity
Collateralized mortgage obligations	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585
	7	$457	$49,302	4	$982	$46,283	11	$1,439	$95,585

Recognition of other-than-temporary impairment was not necessary in the year ended December 31, 2015, or the year ended December 31, 2014.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment confirmed no credit quality deterioration.

	Years ended December 31,
	2015	2014	2013
Proceeds from sales of securities	$70,176	$296,013	$533,302
Gross realized gains on securities	106	3,231	5,376
Gross realized losses on securities	(284)	(1,512)	(7,288)
Securities gains (losses), net	$(178)	$1,719	$(1,912)
Income tax expense (benefit) on net realized gains (losses)	$(71)	$704	$(784)

Note 4: Loans

Major classifications of loans were as follows:

	December 31, 2015	December 31, 2014
Commercial	$130,362	$119,158
Real estate - commercial	605,721	600,629
Real estate - construction	19,806	44,795
Real estate - residential	351,007	370,191
Consumer	4,216	3,504
Overdraft	483	649
Lease financing receivables	10,953	8,038
Other	10,130	11,630
	1,132,678	1,158,594
Net deferred loan costs	1,037	738
	$1,133,715	$1,159,332

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending law, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 86.1% and 87.6% of the portfolio at December 31, 2015, and December 31, 2014, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2015, and December 31, 2014, were as follows:

.								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$394	$-	$-	$394	$140,848	$73	$141,315	$-
Real estate - commercial
Owner occupied general purpose	652	119	-	771	123,479	1,254	125,504	-
Owner occupied special purpose	358	-	-	358	170,827	763	171,948	-
Non-owner occupied general purpose	-	-	-	-	166,668	975	167,643	-
Non-owner occupied special purpose	-	-	-	-	92,387	-	92,387	-
Retail properties	-	-	-	-	34,352	-	34,352	-
Farm	-	-	-	-	12,615	1,272	13,887	-
Real estate - construction
Homebuilder	-	-	-	-	2,604	-	2,604	-
Land	-	-	-	-	1,137	-	1,137	-
Commercial speculative	-	-	-	-	2,117	83	2,200	-
All other	6	77	65	148	13,717	-	13,865	65
Real estate - residential
Investor	101	-	-	101	125,611	972	126,684	-
Owner occupied	1,083	446	-	1,529	110,885	6,378	118,792	-
Revolving and junior liens	344	68	-	412	102,500	2,619	105,531	-
Consumer	4	-	-	4	4,212	-	4,216	-
All other[1]	-	-	-	-	11,650	-	11,650	-
	$2,942	$710	$65	$3,717	$1,115,609	$14,389	$1,133,715	$65

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2014	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$38	$-	$-	$38	$125,658	$1,500	$127,196	$-
Real estate - commercial
Owner occupied general purpose	699	-	-	699	126,029	5,937	132,665	-
Owner occupied special purpose	-	-	-	-	167,874	1,441	169,315	-
Non-owner occupied general purpose	-	-	-	-	153,328	4,907	158,235	-
Non-owner occupied special purpose	-	-	-	-	87,054	1,423	88,477	-
Retail properties	-	-	-	-	37,780	-	37,780	-
Farm	-	-	-	-	14,157	-	14,157	-
Real estate - construction
Homebuilder	-	-	-	-	3,204	-	3,204	-
Land	-	-	-	-	1,658	-	1,658	-
Commercial speculative	-	-	-	-	13,431	-	13,431	-
All other	71	29	-	100	25,841	561	26,502	-
Real estate - residential
Investor	-	-	-	-	135,273	1,942	137,215	-
Owner occupied	1,076	914	-	1,990	107,727	6,711	116,428	-
Revolving and junior liens	94	44	-	138	113,906	2,504	116,548	-
Consumer	-	-	-	-	3,504	-	3,504	-
All other[1]	-	-	-	-	13,017	-	13,017	-
	$1,978	$987	$-	$2,965	$1,129,441	$26,926	$1,159,332	$-

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

Credit Quality Indicators by class of loans as of December 31, 2015, and December 31, 2014, were as follows:

December 31, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$136,078	$3,208	$2,029	$-	$141,315
Real estate - commercial
Owner occupied general purpose	123,827	-	1,677	-	125,504
Owner occupied special purpose	171,185	-	763	-	171,948
Non-owner occupied general purpose	163,956	1,908	1,779	-	167,643
Non-owner occupied special purpose	88,468	-	3,919	-	92,387
Retail Properties	30,432	1,490	2,430	-	34,352
Farm	12,615	-	1,272	-	13,887
Real estate - construction
Homebuilder	2,604	-	-	-	2,604
Land	1,137	-	-	-	1,137
Commercial speculative	2,117	-	83	-	2,200
All other	13,865	-	-	-	13,865
Real estate - residential
Investor	125,548	-	1,136	-	126,684
Owner occupied	111,713	-	7,079	-	118,792
Revolving and junior liens	102,476	-	3,055	-	105,531
Consumer	4,215	-	1	-	4,216
All other	11,650	-	-	-	11,650
Total	$1,101,886	$6,606	$25,223	$-	$1,133,715

December 31, 2014		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$118,845	$3,948	$4,403	$-	$127,196
Real estate - commercial
Owner occupied general purpose	124,936	253	7,476	-	132,665
Owner occupied special purpose	154,225	11,607	3,483	-	169,315
Non-owner occupied general purpose	148,212	3,235	6,788	-	158,235
Non-owner occupied special purpose	78,957	8,097	1,423	-	88,477
Retail Properties	36,779	1,001	-	-	37,780
Farm	14,157	-	-	-	14,157
Real estate - construction
Homebuilder	3,204	-	-	-	3,204
Land	1,658	-	-	-	1,658
Commercial speculative	9,947	-	3,484	-	13,431
All other	25,941	-	561	-	26,502
Real estate - residential
Investor	134,952	-	2,263	-	137,215
Owner occupied	109,085	-	7,343	-	116,428
Revolving and junior liens	112,647	188	3,713	-	116,548
Consumer	3,503	-	1	-	3,504
All other	13,017	-	-	-	13,017
Total	$1,090,065	$28,329	$40,938	$-	$1,159,332

[1]	The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans

Impaired loans by class of loan as of December 31 were as follows:

	December 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial	$70	$149	$-	$1,500	$2,114	$-
Commercial real estate
Owner occupied general purpose	2,314	3,004	-	7,125	7,870	-
Owner occupied special purpose	763	871	-	1,798	1,941	-
Non-owner occupied general purpose	1,047	1,065	-	4,831	5,653	-
Non-owner occupied special purpose	-	-	-	1,423	1,930	-
Retail properties	-	-	-	-	-	-
Farm	1,272	1,338	-	-	-	-
Construction
Homebuilder	-	-	-	1,791	1,791	-
Land	-	-	-	-	-	-
Commercial speculative	83	86	-	-	-	-
All other	-	-	-	291	323	-
Residential
Investor	1,906	2,259	-	2,595	3,024	-
Owner occupied	10,539	11,999	-	11,419	12,816	-
Revolving and junior liens	2,731	3,947	-	2,238	3,541	-
Consumer	-	-	-	-	-	-
Total impaired loans with no recorded allowance	20,725	24,718	-	35,011	41,003	-

With an allowance recorded
Commercial	3	8	3	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	76	76	21
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	-	-	-	270	306	98
Residential
Investor	-	-	-	135	145	24
Owner occupied	112	112	31	23	65	38
Revolving and junior liens	46	46	-	371	405	97
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	161	166	34	875	997	278
Total impaired loans	$20,886	$24,884	$34	$35,886	$42,000	$278

Average recorded investment and interest income recognized on impaired loans by class of loan for the years ending December 31 were as follows:

	Year to date		Year to date		Year to date
	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$785	$-	$764	$-	$112	$-
Commercial real estate
Owner occupied general purpose	4,720	82	4,834	104	3,508	3
Owner occupied special purpose	1,280	-	2,584	45	5,275	-
Non-owner occupied general purpose	2,939	3	5,130	-	9,892	75
Non-owner occupied special purpose	712	-	1,042	-	569	-
Retail properties	-	-	1,572	-	5,962	-
Farm	636	-	-	-	1,259	-
Construction
Homebuilder	895	-	1,903	82	3,085	97
Land	-	-	105	-	232	-
Commercial speculative	42	-	369	-	1,501	-
All other	145	-	147	-	41	-
Residential
Investor	2,251	51	4,290	43	5,576	-
Owner occupied	10,979	160	10,299	187	9,284	209
Revolving and junior liens	2,484	7	2,004	6	1,570	6
Consumer	-	-	-	-	11	-
Total impaired loans with no recorded allowance	27,868	303	35,043	467	47,877	390

With an allowance recorded
Commercial	2	-	-	-	283	-
Commercial real estate
Owner occupied general purpose	-	-	365	-	872	-
Owner occupied special purpose	-	-	2,150	-	4,277	-
Non-owner occupied general purpose	38	-	508	-	1,859	-
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	876	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	84	-	97	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	587	-	2,748	-
All other	135	-	353	-	458	-
Residential
Investor	67	-	410	-	2,713	-
Owner occupied	68	-	794	1	3,737	-
Revolving and junior liens	208	3	934	-	1,981	-
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	518	3	6,185	1	19,901	-
Total impaired loans	$28,386	$306	$41,228	$468	$67,778	$390

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

Loans that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended December 31, 2015
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Other[1]	2	$256	$255
Revolving and junior liens
HAMP[3]	5	193	153
Other[1]	3	378	347
	10	$827	$755

	TDR Modifications
	Twelve months ended December 31, 2014
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$1,320	$1,106
Bifurcate[2]	1	675	357
Real estate - residential
Investor
Other[1]	2	237	221
Owner occupied
Other[1]	1	136	133
HAMP[3]	2	250	218
Deferral[4]	2	344	224
Revolving and junior liens
Other[1]	5	343	334
	15	$3,305	$2,593

[1]	Other: Change of terms from bankruptcy court
[2]	Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.
[3]	HAMP: Home Affordable Modification Program
[4]	Deferral: Refers to the deferral of principal

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms. The following table presents TDRs that defaulted during the periods shown and were restructured within the 12 month period prior to default.

	TDR Default Activity		TDR Default Activity
	Twelve months ended December 31, 2015		Twelve months ended December 31, 2014
Troubled debt restructurings that	# of	Pre-modification outstanding	# of	Pre-modification outstanding
Subsequently Defaulted	contracts	recorded investment	contracts	recorded investment
Real estate - commercial
Owner occupied special purpose	-	$-	-	$-
Real estate - residential
Investor	-	-	-	-
Owner occupied	-	-	1	137
Revolving and junior liens	-	-	2	210
	-	$-	3	$347

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2015.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2015	2014
Beginning balance	$7,793	$6,414
New loans	864	41,810
Repayments and other reductions	(635)	(38,295)
Change in related party status	(6,235)	(2,136)
Ending balance	$1,787	$7,793

No loans to principal officers, directors, and their affiliates were past due greater than 90 days at either December 31, 2015, or December 31, 2014.

Note 5: Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Unallocated	Total
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	993	1,653	2	1,639	483	-	4,770
Recoveries	451	1,595	276	1,075	359	-	3,756
Provision (Release)	994	(3,506)	(1,484)	277	(140)	(541)	(4,400)
Ending balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223

Ending balance: Individually evaluated for impairment	$3	$-	$-	$31	$-	$-	$34
Ending balance: Collectively evaluated for impairment	$2,093	$9,013	$265	$1,663	$1,190	$1,965	$16,189

Loans:
Ending balance	$141,315	$605,721	$19,806	$351,007	$4,216	$11,650	$1,133,715
Ending balance: Individually evaluated for impairment	$73	$5,396	$83	$15,334	$-	$-	$20,886
Ending balance: Collectively evaluated for impairment	$141,242	$600,325	$19,723	$335,673	$4,216	$11,650	$1,112,829

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2014, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Unallocated	Total
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	578	1,972	174	3,393	526	-	6,643
Recoveries	58	1,346	633	1,842	420	-	4,299
(Release) provision	(86)	(3,560)	(964)	695	121	494	(3,300)
Ending balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637

Ending balance: Individually evaluated for impairment	$-	$21	$98	$159	$-	$-	$278
Ending balance: Collectively evaluated for impairment	$1,644	$12,556	$1,377	$1,822	$1,454	$2,506	$21,359

Loans:
Ending balance	$127,196	$600,629	$44,795	$370,191	$3,504	$13,017	$1,159,332
Ending balance: Individually evaluated for impairment	$1,500	$15,253	$2,352	$16,781	$-	$-	$35,886
Ending balance: Collectively evaluated for impairment	$125,696	$585,376	$42,443	$353,410	$3,504	$13,017	$1,123,446

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2013, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Unallocated	Total
Beginning balance	$4,517	$20,100	$3,837	$4,535	$1,178	$4,430	$38,597
Charge-offs	316	2,985	1,014	6,293	597	-	11,205
Recoveries	119	5,325	1,266	1,221	508	-	8,439
(Release) provision	(2,070)	(5,677)	(2,109)	3,374	350	(2,418)	(8,550)
Ending balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281

Ending balance: Individually evaluated for impairment	$-	$1,152	$355	$888	$-	$-	$2,395
Ending balance: Collectively evaluated for impairment	$2,250	$15,611	$1,625	$1,949	$1,439	$2,012	$24,886

Loans:
Ending balance	$104,805	$560,233	$29,351	$390,201	$2,760	$13,906	$1,101,256
Ending balance: Individually evaluated for impairment	$27	$21,116	$4,746	$20,681	$-	$-	$46,570
Ending balance: Collectively evaluated for impairment	$104,778	$539,117	$24,605	$369,520	$2,760	$13,906	$1,054,686

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

	Twelve Months Ended
	December 31,
Other real estate owned	2015	2014	2013
Balance at beginning of period	$31,982	$41,537	$72,423
Property additions	8,998	16,078	19,194
Property improvements	-	794	73
Less:
Property disposals, net of gains/losses	17,763	21,868	41,712
Period valuation adjustments	4,076	4,559	8,441
Balance at end of period	$19,141	$31,982	$41,537

Activity in the valuation allowance was as follows:

	2015	2014	2013
Balance at beginning of period	$19,229	$22,284	$31,454
Provision for unrealized losses	4,076	4,559	8,293
Reductions taken on sales	(9,271)	(7,025)	(17,389)
Other adjustments	93	(589)	(74)
Balance at end of period	$14,127	$19,229	$22,284

Expenses related to OREO, net of lease revenue includes:

	2015	2014	2013
Gain on sales, net	$(1,073)	$(989)	$(1,956)
Provision for unrealized losses	4,076	4,559	8,293
Operating expenses	2,888	4,173	5,705
Less:
Lease revenue	700	826	1,295
	$5,191	$6,917	$10,747

Note 7: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2015			2014
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$16,318	$-	$16,318	$16,693	$-	$16,693
Buildings	42,627	22,240	20,387	44,246	21,540	22,706
Leasehold improvements	74	73	1	74	73	1
Furniture and equipment	41,411	38,505	2,906	40,594	37,659	2,935
	$100,430	$60,818	$39,612	$101,607	$59,272	$42,335

Note 8: Deposits

Major classifications of deposits were as follows:

	2015	2014
Noninterest bearing demand	$442,639	$400,447
Savings	252,169	239,845
NOW accounts	376,720	328,641
Money market accounts	279,709	296,617
Certificates of deposit of less than $100,000	235,336	251,108
Certificates of deposit of $100,000 through $250,000	109,855	112,515
Certificates of deposit of more than $250,000	62,658	55,882
	$1,759,086	$1,685,055

The Company had $3.9 million in brokered certificates of deposit as of December 31, 2015.  The Company had $255,000 in brokered certificates of deposit as of December 31, 2014.  Deposits held by senior officers and directors, including their related interests, totaled $1.6 million and $15.1 million, respectively, as of December 31, 2015 and 2014.

At December 31, 2015, scheduled maturities of time deposits were as follows:

2016	$155,633
2017	116,127
2018	62,131
2019	24,603
2020	49,355
Total	$407,849

Note 9: Borrowings

The following table is a summary of borrowings as of December 31, 2015, and December 31, 2014.  Junior subordinated debentures are discussed in detail in Note 10:

	2015	2014
Securities sold under repurchase agreements	$34,070	$21,036
FHLBC advances[1]	15,000	45,000
Junior subordinated debentures	58,378	58,378
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$152,948	$169,914

[1]	Included in other short-term borrowing on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $34.1 million at December 31, 2015, and $21.0 million at December 31, 2014. The fair value of the pledged collateral was $45.4 million and $43.4 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The following table is a summary of additional information related to repurchase agreements:

	2015	2014	2013
Average daily balance during the year	$28,194	$26,093	$23,313
Average interest rate during the year	0.01%	0.01%	0.01%
Maximum month-end balance during the year	$34,785	$38,133	$30,510
Weighted average interest rate at year-end	0.01%	0.01%	0.01%

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of December 31, 2015, the Bank had taken an advance of $15.0 million at 0.16% interest on the FHLBC stock valued at $3.7 million, collateralized securities with a fair value of $98.8 million and loans with a principal balance of $169.7 million, which carry a combined collateral value of $190.7 million.  The Company has excess collateral of $174.4 million available to secure borrowings.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit is composed of $500,000 in senior term debt, and $45.0 million of subordinated debt.  The subordinated debt and the senior term debt mature on March 31, 2018.  The interest rate on the senior debt resets quarterly and at the Company’s option, is based on, the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had $500,000 in principal outstanding in senior term debt and $45.0 million in principal outstanding in subordinated debt at the end of both December 31, 2015, and December 31, 2014.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At December 31, 2015, the Company was in compliance with all covenants contained within the credit agreement supporting the $45.5 million credit facility with a correspondent bank.  The agreement provides that noncompliance is an event of default and as the result of the Company’s failure to comply with a financial covenant, the lender may (i) terminate all commitments to extend further credit, (ii) increase the interest rate on the revolving line of the term debt by 200 basis points, (iii) declare the senior debt immediately due and payable and (iv) exercise all of its rights and remedies at law, in equity and/or pursuant to any or all collateral documents, including foreclosing on the collateral.  The total outstanding principal in senior debt is the $500,000 in term debt. Because the subordinated debt is treated as Tier 2 capital for regulatory capital purposes, the senior debt agreement does not provide the lender with any rights of acceleration or other remedies with regard to the subordinated debt upon an event of default caused by the Company’s failure to comply with a financial covenant.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31 were as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2015	N/A	N/A	$66,036	0.09%
2016	$49,070	0.06%	-	-
2017	-	-	-	-
2018	45,500	1.82%	45,500	1.75%
2019	-	-	-	-
2020	-	-	-	-
Thereafter	58,378	7.35%	58,378	7.35%
Total	$152,948	3.37%	$169,914	3.03%

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

The Company sold an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017 and float at 150 basis points over three-month LIBOR thereafter.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Stock”), as discussed in Note 20.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on the trust preferred securities.  On April 21, 2014, the Company paid all outstanding interest, which totaled $19.7 million, on the trust preferred securities to the trustees for payment to holders as of the next record date set forth in the indentures and terminated the deferral period.  As of December 31, 2015 the Company is current on the payments due on these securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 11: Income Taxes

Income tax expense (benefit) for years ending December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Current federal	$220	$122	$105
Current state	-	6	29
Deferred federal	7,023	3,120	2,780
Deferred state	1,733	4,876	989
Change in valuation allowance	-	(2,363)	(74,145)
	$8,976	$5,761	$(70,242)

The following were the components of the deferred tax assets and liabilities as of December 31, 2015 and December 31, 2014:

	2015	2014
Allowance for loan losses	$7,099	$9,579
Deferred compensation	690	787
Amortization of core deposit	1,629	1,859
Goodwill amortization/impairment	11,623	13,129
Stock based compensation	814	663
OREO write-downs	6,917	8,639
Federal net operating loss (“NOL”) carryforward	24,105	27,001
State net operating loss (“NOL”) carryforward	8,746	9,405
Deferred tax credit	1,749	1,551
Other assets	792	1,006
Total deferred tax assets	64,164	73,619

Accumulated depreciation on premises and equipment	(601)	(802)
Mortgage servicing rights	(2,484)	(2,320)
State tax benefits	(4,686)	(5,290)
Other liabilities	(336)	(394)
Total deferred tax liabilities	(8,107)	(8,806)
Net deferred tax asset before adjustments related to other comprehensive loss	56,057	64,813
Tax effect of adjustments related to other comprehensive loss	8,495	5,328
Net deferred tax asset	$64,552	$70,141

At December 31, 2015, the Company had a $68.9 million federal net operating loss carryforward of which, $13.6 million expires in 2030, $31.4 million expires in 2031, $8.6 million expires in 2032, and $15.3 million expires in 2033.  The Company had a $112.9 million state net operating loss carryforward of which, $17.2 million expires in 2021, and $95.7 million expires in 2025.  In addition, the Company had a $1.7 million alternative minimum tax credit subject to indefinite carryforward.  Included in the tax effect of adjustments related to other comprehensive loss above are net unrealized losses on held-to-maturity securities that were transferred from available-for-sale securities of $2.4 million and $2.8 million as of December 31, 2015 and December 31, 2014, respectively.

The components of the provision for deferred income tax expense (benefit) for the years ending December 31 were as follows:

	2015	2014	2013
Provision for loan losses	$2,480	$3,146	$5,511
Deferred Compensation	97	1	(109)
Amortization of core deposit	230	(203)	(691)
Stock based compensation	(151)	(80)	202
OREO write-downs	1,722	1,402	6,591
Federal net operating loss carryforward	2,896	1,022	(7,287)
State net operating loss carryforward	659	2,442	(1,661)
Deferred tax credit	(198)	(107)	-
Depreciation	(201)	(233)	(28)
Net premiums and discounts on securities	-	(8)	(114)
Mortgage servicing rights	164	(251)	752
Goodwill amortization/impairment	1,506	2,123	1,544
State tax benefits	(604)	(1,704)	(321)
Change in valuation allowance	-	(2,363)	(74,145)
Other, net	156	446	(620)
Total deferred tax expense	$8,756	$5,633	$(70,376)

Effective tax rates differ from federal statutory rates applied to financial statement income (loss) for the years ended December 31 due to the following:

	2015	2014	2013
Tax at statutory federal income tax rate	$8,526	$5,564	$4,145
Nontaxable interest income, net of disallowed interest deduction	(253)	(233)	(245)
BOLI income	(487)	(508)	(694)
State income taxes, net of federal benefit	1,126	872	662
Change in valuation allowance	-	(2,363)	(74,145)
Deficiency from restricted stock	-	-	10
Impact of Illinois tax rate change	-	2,363	-
Other, net	64	66	25
Tax at effective tax rate	$8,976	$5,761	$(70,242)

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

Note 12: Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2015, 125,000 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $613,000,  $295,000 and $167,000 for the years ending December 31, 2015, 2014 and 2013.

There were no stock options granted for the years ending December 31, 2015, 2014 or 2013.  All stock options are granted for a term of ten years.  There were no stock options exercised during the years ending December 31, 2015 or 2014.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the year ending December 31, 2015, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	229,000	$28.28
Canceled	(36,500)	31.34
Expired	(30,000)	31.34
Ending outstanding	162,500	$27.03	1.6	$-

Exercisable at end of period	162,500	$27.03	1.6	$-

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

There were 101,500 restricted awards issued during the year ending December 31, 2015.  There were 184,500 restricted awards issued for the year ending December 31, 2014.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, 2015, is as follows:

	December 31, 2015
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	325,000	$4.15
Granted	101,500	5.38
Vested	(62,500)	4.13
Forfeited	(16,000)	4.43
Nonvested at December 31	348,000	$4.50

Total unrecognized compensation cost of restricted awards was $733,000 as of December 31, 2015, which is expected to be recognized over a weighted-average period of 1.92 years.

Note 13: Earnings Per Share

The earnings per share – both basic and diluted – are included below as of December 31 (in thousands except for share data):

	2015	2014	2013
Basic earnings per share:
Weighted-average common shares outstanding	29,476,821	25,300,909	13,939,919
Weighted-average common shares less stock based awards	29,476,821	25,298,813	13,896,893
Weighted-average common shares stock based awards	-	201,558	209,140
Net income	$15,385	$10,136	$82,085
Gain on preferred stock redemption	-	(1,348)	-
Preferred stock dividends and accretion, net of dividends waived	1,873	(371)	5,258
Net earnings available to common stockholders	13,512	11,855	76,827
Basic earnings per share common undistributed earnings	N/A	0.46	5.45
Basic earnings per share	0.46	0.46	5.45
Diluted earnings per share:
Weighted-average common shares outstanding	29,476,821	25,300,909	13,939,919
Dilutive effect of nonvested restricted awards[1]	253,253	248,284	166,114
Diluted average common shares outstanding	29,730,074	25,549,193	14,106,033
Net earnings available to common stockholders	$13,512	$11,855	$76,827
Diluted earnings per share	$0.46	$0.46	$5.45

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	977,839	1,044,339	1,140,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2015, 2014 and 2013, because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

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

The following table is a summary of financial instrument commitments (in thousands):

	December 31, 2015			December 31, 2014
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$60	$3,572	$3,632	$55	$4,745	$4,800
Commercial standby	-	47	47	-	49	49
Performance standby	66	7,350	7,416	416	5,690	6,106
	126	10,969	11,095	471	10,484	10,955
Non-borrower:
Performance standby	-	575	575	-	572	572
	-	575	575	-	572	572
Total letters of credit	$126	$11,544	$11,670	$471	$11,056	$11,527

Unused loan commitments:	$71,016	$197,909	$268,925	$62,391	$169,717	$232,108

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  As of December 31, 2015, the estimated aggregate minimum annual rental commitments under these leases totaled $50,000 in 2016, $33,000 in 2017, $24,000 in 2018, and $15,000 thereafter.  The Company also receives rental income on certain leased properties.  As of December 31, 2015, aggregate future minimum rental income to be received under noncancelable leases totaled $113,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $11,000 in 2015 net revenue of $67,000 in 2014 and $64,000 in 2013.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $826,000,  $829,000 and $830,000 in 2015, 2014 and 2013, respectively.

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2015, and December 31, 2014.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the under the heading “Supervision and Regulation.”

At December 31, 2015, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.  For all periods prior to 2015, all capital ratios displayed were calculated without giving effect to the final Basel III capital rules.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  The capital ratios below are calculated pursuant to the capital requirements in effect for the periods reported below.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Required		Minimum Required
			for Capital		to be Well
	Actual		Adequacy Purposes		Capitalized [1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,410	10.55%	$64,582	4.50%	N/A	N/A
Old Second Bank	202,158	14.10	64,519	4.50	$93,193	6.50%
Total capital to risk weighted assets
Consolidated	223,311	15.56	114,813	8.00	N/A	N/A
Old Second Bank	218,375	15.23	114,708	8.00	143,385	10.00
Tier 1 capital to risk weighted assets
Consolidated	176,625	12.30	86,159	6.00	N/A	N/A
Old Second Bank	202,158	14.10	86,025	6.00	114,700	8.00
Tier 1 capital to average assets
Consolidated	176,625	8.69	81,300	4.00	N/A	N/A
Old Second Bank	202,158	9.94	81,351	4.00	101,689	5.00

2014
Total capital to risk weighted assets
Consolidated	$240,566	17.68%	$108,853	8.00%	N/A	N/A
Old Second Bank	254,897	18.73	108,872	8.00	$136,090	10.00%
Tier 1 capital to risk weighted assets
Consolidated	196,499	14.44	54,432	4.00	N/A	N/A
Old Second Bank	237,828	17.47	54,454	4.00	81,681	6.00
Tier 1 capital to average assets
Consolidated	196,499	9.93	79,154	4.00	N/A	N/A
Old Second Bank	237,828	12.02	79,144	4.00	98,930	5.00

[1]	The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

Dividend Restrictions and Deferrals

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a Bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, the Bank must keep a buffer of 0.625% in 2016, 1.25% in 2017, 1.875% in 2018, and 2.5% in 2019 and thereafter of minimum capital requirements in order to avoid additional limitations on capital distributions.  The Bank has the ability and the authority to pay dividends to the Company.

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

	2015	2014
Forward contracts:
Notional amount	$15,500	$14,000
Fair value	484	615
Change in fair value	21	(79)

Rate lock commitments:
Notional amount	$10,973	$10,876
Fair value	502	509
Change in fair value	167	222

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.  The Company sold $190.6 million in loans to investors receiving proceeds of $196.4 million and resulting in a gain on sale of $5.8 million for the year ended December 31, 2015.  Sales to investors included $132.7 million or 69.8% to Federal National Mortgage Association and $33.6 million, or 17.7% to Wells Fargo for the year ended December 31, 2015.  No other individual investor was sold more than 10% of the total loans sold.

Periodic changes in value of both forward MBS contracts and rate lock commitments are reported in current period earnings as net gain on sale of mortgage loans.  Net gain recognized in earnings for the years ended December 31, 2015, 2014 and 2013 were $188,000, $143,000 and $315,000, respectively.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the year ended December 31, 2015, the Company transferred auction rate asset-backed securities from Level 3 to Level 2.  For the year ended December 31, 2014 there were no significant transfers between levels.

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

•

From December 31, 2013, to December 31, 2014, the Company utilized pricing data from a nationally recognized valuation firm providing specialized securities valuation services for auction rate asset-backed securities.  Beginning March 31, 2015, these securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.  Therefore, the valuations of auction rate asset-backed securities were transferred to Level 2 valuations.

•

During the third quarter of 2014, asset-backed collateralized loan obligations were acquired and priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.

•

Once each quarter every security holding is priced by a pricing service independent of the regular and recurring pricing services used.  The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range.  Management reviews this report and applies judgment in adjusting calculations at quarter end related to securities pricing.

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

•

The fair value of impaired loans with specific allocations of the allowance for loan losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities (dollars in thousands) at December 31, 2015, and December 31, 2014, respectively, measured by the Company at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	-	1,556	-	1,556
U.S. government agencies mortgage-backed	-	1,996	-	1,996
States and political subdivisions	-	30,415	111	30,526
Corporate Bonds	-	29,400	-	29,400
Collateralized mortgage obligations	-	66,920	-	66,920
Asset-backed securities	-	231,908	-	231,908
Collateralized loan obligations	-	92,251	-	92,251
Loans held-for-sale	-	2,849	-	2,849
Mortgage servicing rights	-	-	5,847	5,847
Other assets (Interest rate swap agreements)	-	114	-	114
Other assets (Mortgage banking derivatives)	-	188	-	188
Total	$1,509	$457,597	$5,958	$465,064

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$745	$-	$745
Total	$-	$745	$-	$745

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,527	$-	$-	$1,527
U.S. government agencies	-	1,624	-	1,624
States and political subdivisions	-	21,900	118	22,018
Corporate bonds	-	30,985	-	30,985
Collateralized mortgage obligations	-	63,627	-	63,627
Asset-backed securities	-	120,555	52,941	173,496
Collateralized loan obligations	-	92,209	-	92,209
Loans held-for-sale	-	5,072	-	5,072
Mortgage servicing rights	-	-	5,462	5,462
Other assets (Interest rate swap agreements net of swap credit valuation)	-	30	-	30
Other assets (Mortgage banking derivatives)	-	143	-	143
Total	$1,527	$336,145	$58,521	$396,193

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$30	$-	$30
Total	$-	$30	$-	$30

The changes in Level 3 assets and liabilities (dollars in thousands) measured at fair value on a recurring basis are as follows:

	Year ended December 31, 2015
	Investment securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(466)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	1,526
Settlements	-	(7)	(675)
Sales	(27,455)	-	-
Ending balance December 31, 2015	$-	$111	$5,847

	Year ended December 31, 2014
	Investment securities available-for-sale
		States and	Mortgage	Interest Rate
	Asset-	Political	Servicing	Swap
	backed	Subdivisions	Rights	Valuation
Beginning balance January 1, 2014	$154,137	$125	$5,807	$(6)
Total gains or losses
Included in earnings (or changes in net assets)	3,556	-	(1,214)	6
Included in other comprehensive income	(1,454)	-	-	-
Purchases, issuances, sales, and settlements
Purchases	63,704	-	-	-
Issuances	-	-	869	-
Settlements	-	(7)	-	-
Sales	(167,002)	-	-	-
Ending balance December 31, 2014	$52,941	$118	$5,462	$-

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,847	Discounted Cash Flow	Discount Rate	10.0-15.5%	10.2%
			Prepayment Speed	6.0-35.2%	10.1%

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

The $111,000 on the state and political subdivisions line at December 31, 2015, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2015, and December 31, 2014, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$81	$81
Other real estate owned, net[2]	-	-	19,141	19,141
Total	$-	$-	$19,222	$19,222

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $115,000, with a valuation allowance of $34,000, resulting in a decrease of specific allocations within the allowance for loan losses of $243,000 for the year ending December 31, 2015.

[2]

OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $19.1 million, which is made up of the outstanding balance of $34.9 million, net of a valuation allowance of $14.1 million and participations of $1.7 million, at December 31, 2015.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$564	$564
Other real estate owned, net[2]	-	-	31,982	31,982
Total	$-	$-	$32,546	$32,546

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $842,000, with a valuation allowance of $278,000, resulting in a decrease of specific allocations within the provision for loan losses of $2.1 million for the year ending December 31, 2014.

[2]

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

Note 18: Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  During the years ended December 31, 2015, and 2014, the Company participated in redemptions and a purchase with the FHLBC and, using these transactions values as the carrying value, FHLBC stock is carried at a Level 2 fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed above in Note 16.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,975	$26,975	$26,975	$-	$-
Interest bearing deposits with financial institutions	13,363	13,363	13,363	-	-
Securities available-for-sale	456,066	456,066	1,509	454,446	111
Securities held-to-maturity	247,746	251,675	-	251,675	-
FHLBC and Reserve Bank Stock	8,518	8,518	-	8,518	-
Bank-owned life insurance	58,028	58,028	-	58,028	-
Loans held-for-sale	2,849	2,849	-	2,849	-
Loans, net	1,117,492	1,126,959	-	-	1,126,959
Accrued interest receivable	4,464	4,464	-	4,464	-

Financial liabilities:
Noninterest bearing deposits	$442,639	$442,639	$442,639	$-	$-
Interest bearing deposits	1,316,447	1,316,550	-	1,316,550	-
Securities sold under repurchase agreements	34,070	34,070	-	34,070	-
Other short-term borrowings	15,000	15,000	-	15,000	-
Junior subordinated debentures	58,378	54,686	32,441	22,245	-
Subordinated debenture	45,000	41,101	-	41,101	-
Note payable and other borrowings	500	445	-	445	-
Interest rate swap agreements	631	631		631
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	445	445	-	445	-

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,101	$30,101	$30,101	$-	$-
Interest bearing deposits with financial institutions	14,096	14,096	14,096	-	-
Securities available-for-sale	385,486	385,486	1,527	330,900	53,059
Securities held-to-maturity	259,670	263,266	-	263,266	-
FHLBC and Reserve Bank Stock	9,058	9,058	-	9,058	-
Bank-owned life insurance	56,807	56,807	-	56,807	-
Loans held-for-sale	5,072	5,072	-	5,072	-
Loans, net	1,137,695	1,151,223	-	-	1,151,223
Accrued interest receivable	4,888	4,888	-	4,888	-

Financial liabilities:
Noninterest bearing deposits	$400,447	$400,447	$400,447	$-	$-
Interest bearing deposits	1,284,608	1,284,887	-	1,284,887	-
Securities sold under repurchase agreements	21,036	21,036	-	21,036	-
Other short-term borrowings	45,000	45,000	-	45,000	-
Junior subordinated debentures	58,378	54,686	32,441	22,245	-
Subordinated debenture	45,000	39,366	-	39,366	-
Note payable and other borrowings	500	422	-	422	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	467	467	-	467	-

Note 19: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	December 31, 2015	December 31, 2014
Notional amount	$25,774	$-
Unrealized loss	(631)	-

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $2.4 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2015.  The Bank had $3.0 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2014.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  At December 31, 2015, the notional amount of non-hedging interest rate swaps was $20.7 million with a weighted average maturity of 5.1 years.  At December 31, 2014, the notional amount of non-hedging interest rate swaps was $16.3 million with a weighted average maturity of 2.7 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of December 31, 2015, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$20,708	Other Assets	$114	Other Liabilities	$114
Commitments[1]	226,346	Other Assets	188	N/A	-
Forward contracts[2]	15,500	N/A	-	Other Liabilities	-
Total			$302		$114

[1]	Includes unused loan commitments and interest rate lock commitments.
[2]	Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2014.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$16,334	Other Assets	$30	Other Liabilities	$30
Commitments[1]	201,946	Other Assets	143	N/A	-
Forward contracts[2]	14,000	N/A	-	Other Liabilities	-
Total			$173		$30

[1]	Includes unused loan commitments and interest rate lock commitments.
[2]	Includes forward MBS contracts.

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

In the second quarter of 2014, the Company completed redemption of 25,669 shares of its Series B Stock at a price equal to 94.75% of liquidation value or $24.3 million (including $1.4 million to Company Directors) provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividends upon redemption.  The Company redeemed 15,778 shares of its Series B Stock in the first quarter of 2015 and the remaining 31,553 shares of its Series B Stock in the third quarter of 2015. During the year ending December 31, 2015 and 2014, the Company paid $2.4 million and $12.4 million in dividends on the Series B Stock, respectively.  At December 31, 2015, the Company has fully redeemed the Series B Stock.  At December 31, 2014, the Company carried $47.3 million of Series B Stock in total stockholders’ equity.

Note 21: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2015	2014
Assets
Noninterest bearing deposit with bank subsidiary	$33,500	$7,059
Investment in subsidiaries	204,509	272,285
Other assets	22,951	19,940
	$260,960	$299,284

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$58,378	$58,378
Subordinated debt	45,000	45,000
Other liabilities	1,653	1,743
Stockholders’ equity	155,929	194,163
	$260,960	$299,284

Condensed Statements of Income for the years ended December 31 were as follows:

	2015	2014	2013
Operating Income
Cash dividends received from subsidiaries	$82,777	$-	$-
Other income	131	231	772
	82,908	231	772
Operating Expenses
Junior subordinated debentures interest expense	4,287	4,919	5,298
Subordinated debt interest expense	814	792	811
Other interest expense	7	16	16
Other expenses	1,978	1,045	1,006
	7,086	6,772	7,131
Loss before income taxes and equity in undistributed net income of subsidiaries	75,822	(6,541)	(6,359)
Income tax benefit	(2,771)	(2,305)	(17,133)
(Loss) income before equity in undistributed net income of subsidiaries	78,593	(4,236)	10,774
Equity in (over distributed) undistributed net income of subsidiaries	(63,208)	14,372	71,311
Net income	15,385	10,136	82,085
Preferred stock dividends and accretion of discount	1,873	5,062	5,258
Dividends waived upon preferred stock redemption	-	(5,433)	-
Gain on redemption of preferred stock	-	(1,348)	-
Net income available to common stockholders	$13,512	$11,855	$76,827

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2015	2014	2013
Cash Flows from Operating Activities
Net Income	$15,385	$10,136	$82,085
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in over distributed (undistributed) net income of subsidiaries	63,208	(14,372)	(71,311)
Deferred income taxes	(2,806)	(2,256)	(16,786)
Change in taxes payable	(199)	22	14
Change in other assets	83	740	(264)
Gain on recapture of restricted stock	-	-	(612)
Stock-based compensation	613	295	167
Other, net	22	(17,151)	5,502
Net cash used in operating activities	76,306	(22,586)	(1,205)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Divided paid	(2,417)	(12,390)	-
Purchases of treasury stock	(117)	(46)	(278)
Proceeds from the issuance of common stock	-	64,331	-
Redemption of preferred stock	(47,331)	(24,321)	-
Net cash provided by (used in) financing activities	(49,865)	27,574	(278)
Net change in cash and cash equivalents	26,441	4,988	(1,483)
Cash and cash equivalents at beginning of year	7,059	2,071	3,554
Cash and cash equivalents at end of year	$33,500	$7,059	$2,071

Note 22: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the Plan.  For the years ended December 31, 2015, 2014 and 2013, a discretionary match equal to 100% of the first 2% of the participant’s compensation was contributed to participants of the Plan.  Participants are 100% vested in the discretionary matching contributions.  The profit sharing portion of the Plan arrangement provides an annual discretionary contribution to the retirement account of each employee based in part on the Company’s profitability in a given year, and on each participant’s annual compensation.  Participants can choose between several different investment options under the Plan, including shares of the Company’s common stock.

The total expense relating to the Plan was approximately $464,000,  $477,000 and $468,000 in 2015, 2014 and 2013, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2015, 2014 and 2013 were $1.6 million, $1.9 million and $1.8 million, respectively, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016, expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 10, 2016

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Old Second Bancorp, Inc. and Subsidiaries

Aurora, Illinois

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”). Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and our report dated March 10, 2016, expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 10, 2016

Item 9B.  Other Information

On March 9, 2016, the Company amended its Certificate of Incorporation to eliminate all references to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”), since no shares of the Series B Stock remained outstanding, or would be issued in the future, following the redemption of all outstanding shares of Series B Stock in August 2015.  A copy of the Company’s Certificate of Incorporation reflecting this amended is filed with this Annual Report on Form 10-K as Exhibit 3.1.

In addition, on March 9, 2016, the Company’s board of directors amended the Company’s bylaws to (i) restore the right of the Company’s stockholders to call a special meeting upon the written request of stockholders owning at least 50% of the shares of the Company issued and outstanding and entitled to vote, (ii) adopt a majority voting standard for the election of directors, with a plurality standard in the case of contested elections, and (iii) restore the right of the Company’s stockholders to, in the event the directors in office at the time of the creation of any vacancy on the board of directors constitute less than a majority of the entire board of directors, petition the Court of Chancery to order an election of directors to fill such vacancies.  A copy of the Company’s Amended and Restated Bylaws reflecting this amendment is filed with this Annual Report on Form 10-K as Exhibit 3.2.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders as filed April 15, 2016, or form DEF 14A.  Such information shall be deemed “filed” with this Form 10-K

Executive Officers of the Registrant and Subsidiary

Name, Age and Year
Became Executive Officer
of the Registrant	Positions with Registrant

James L. Eccher	President and Chief Executive Officer of the Company and the Bank; formerly President and Chief
Age 50; 2005	Executive Officer of the Bank.

J. Douglas Cheatham	Chief Financial Officer of the Company
Age 59; 1999	Executive Vice President

Other information required by this Item is incorporated by reference from the information contained under the proposal “Election of Directors,” and the headings “Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and from the paragraph regarding the Company’s Code of Business Conduct and Ethics under the heading “Corporate Governance and the Board of Directors” in the proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014 (the “Proxy Statement”).

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the following information as of December 31, 2015 for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders:

(a)the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)the weighted-average exercise price of such outstanding options, warrants and rights;

(c)other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Weighted-
	Number of securities	average exercise	Number of
	to be issued upon the	price of	securities remaining
	exercise of	outstanding	available for future
Plan category	outstanding options	options	issuance
Equity compensation plans approved by security holders	162,500	$27.03	125,000
Equity compensation plans not approved by security holders	-	-	-
Total	162,500	$27.03	125,000

The Company incorporates by reference the other information that is required by this Item 12 that is contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in the Proxy Statement under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information required by this Item 14 that is contained in the Proxy Statement under the caption “Ratification of Our Independent Registered Public Accountants.”

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

DATE: March 11, 2016

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 11, 2016
William B. Skoglund
President and Chief Executive Officer
/s/ James L. Eccher	Old Second Bancorp and Old Second National Bank (principal executive officer)	March 11, 2016
James L. Eccher
Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director (principal financial and accounting officer)	March 11, 2016
J. Douglas Cheatham

/s/ Edward Bonifas	Director	March 11, 2016
Edward Bonifas

/s/ Barry Finn	Director	March 11, 2016
Barry Finn

/s/ William Kane	Director	March 11, 2016
William Kane

/s/ John Ladowicz	Director	March 11, 2016
John Ladowicz

/s/ Duane Suits	Director	March 11, 2016
Duane Suits

/s/ James F. Tapscott	Director	March 11, 2016
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 11, 2016
Patti Temple Rocks

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc.
3.2	Amended and Restated Bylaws of Old Second Bancorp, Inc.
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

4.4

Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed by Old Second Bancorp, Inc. on January 16, 2009).

4.5	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 16, 2009).
4.6	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form S-1 filed on January 17, 2014).
10.1	Form of Compensation and Benefits Assurance Agreements for the executive officers (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2006 and incorporated herein by reference).
10.2	Old Second Bancorp, Inc. Employees 401 (k) Savings Plan and Trust (filed with the Company’s Form S-8 filed on June 9, 2000 and incorporated herein by reference).
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

10.13	2008 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).
10.14	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).
10.15	2008 Equity Incentive Plan Incentive Stock Option (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).
10.16	2008 Equity Incentive Plan Incentive Non-Qualified Stock Option (filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 23, 2009 and incorporated herein by reference).
10.17	Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Form DEF14A filed on April 21, 2014).
10.18	First Amendment to the Old Second Bancorp, Inc. 2014 Equity Incentive Plan.
21.1	A list of all subsidiaries of the Company (filed herewith).
23.1	Consent of Plante & Moran, PLLC (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for year ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the twelve months ended ; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*