Form 10-Q
period 2016-03-31
OLD SECOND BANCORP INC
filed 2016-05-06
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 4, 2016, the Registrant had outstanding 29,554,716 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$27,168	$26,975
Interest bearing deposits with financial institutions	9,481	13,363
Cash and cash equivalents	36,649	40,338
Securities available-for-sale, at fair value	500,912	456,066
Securities held-to-maturity, at amortized cost	245,952	247,746
Federal Home Loan Bank and Federal Reserve Bank stock	8,518	8,518
Loans held-for-sale	6,184	2,849
Loans	1,138,838	1,133,715
Less: allowance for loan losses	16,246	16,223
Net loans	1,122,592	1,117,492
Premises and equipment, net	39,151	39,612
Other real estate owned	17,745	19,141
Mortgage servicing rights, net	5,052	5,847
Bank-owned life insurance (BOLI)	59,334	59,049
Deferred tax assets, net	64,505	64,552
Other assets	14,701	15,818
Total assets	$2,121,295	$2,077,028

Liabilities
Deposits:
Noninterest bearing demand	$461,764	$442,639
Interest bearing:
Savings, NOW, and money market	929,742	908,598
Time	405,188	407,849
Total deposits	1,796,694	1,759,086
Securities sold under repurchase agreements	33,852	34,070
Other short-term borrowings	20,000	15,000
Junior subordinated debentures	57,555	57,543
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	10,945	9,900
Total liabilities	1,964,546	1,921,099

Stockholders’ Equity
Common stock	34,427	34,427
Additional paid-in capital	116,087	115,918
Retained earnings	117,531	114,209
Accumulated other comprehensive loss	(15,330)	(12,659)
Treasury stock	(95,966)	(95,966)
Total stockholders’ equity	156,749	155,929
Total liabilities and stockholders’ equity	$2,121,295	$2,077,028

	March 31, 2016		December 31, 2015
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	-	N/A	-	N/A
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	-	34,427,234	-	34,427,234
Shares outstanding	-	29,483,429	-	29,483,429
Treasury shares	-	4,943,805	-	4,943,805

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$13,058	$13,218
Loans held-for-sale	28	43
Securities:
Taxable	4,211	3,375
Tax exempt	179	141
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	84	77
Interest bearing deposits with financial institutions	19	12
Total interest and dividend income	17,579	16,866
Interest expense
Savings, NOW, and money market deposits	191	179
Time deposits	822	807
Other short-term borrowings	20	9
Junior subordinated debentures	1,084	1,072
Subordinated debt	239	197
Notes payable and other borrowings	2	4
Total interest expense	2,358	2,268
Net interest and dividend income	15,221	14,598
Loan loss reserve	-	-
Net interest and dividend income after provision for loan losses	15,221	14,598
Noninterest income
Trust income	1,369	1,486
Service charges on deposits	1,559	1,541
Secondary mortgage fees	193	244
Mortgage servicing loss, net of changes in fair value	(620)	(208)
Net gain on sales of mortgage loans	1,212	1,623
Securities loss, net	(61)	(109)
Increase in cash surrender value of bank-owned life insurance	285	480
Debit card interchange income	947	959
Other income	1,391	1,957
Total noninterest income	6,275	7,973
Noninterest expense
Salaries and employee benefits	9,026	9,255
Occupancy expense, net	1,229	1,271
Furniture and equipment expense	958	1,001
FDIC insurance	203	273
General bank insurance	298	357
Advertising expense	347	205
Debit card interchange expense	203	352
Legal fees	161	223
Other real estate expense, net	738	1,352
Other expense	3,101	2,864
Total noninterest expense	16,264	17,153
Income before income taxes	5,232	5,418
Provision for income taxes	1,910	1,919
Net income	$3,322	$3,499
Preferred stock dividends and accretion of discount	-	824
Net income available to common stockholders	$3,322	$2,675

Basic earnings per share	$0.11	$0.09
Diluted earnings per share	0.11	0.09

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Net Income	$3,322	$3,499

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(2,309)	921
Related tax benefit (expense)	925	(438)
Holding (losses) gains after tax on available-for-sale securities	(1,384)	483

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	(61)	(109)
Income tax benefit on net realized losses	25	45
Net realized losses after tax	(36)	(64)
Other comprehensive (loss) income on available-for-sale securities	(1,348)	547

Accretion of net unrealized holding gains on held-to-maturity securities transferred from available-for-sale securities	224	243
Related tax expense	(92)	(100)
Other comprehensive income on held-to-maturity securities	132	143

Changes in fair value of derivatives used for cashflow hedges	(2,427)	-
Related tax benefit	972	-
Other comprehensive loss on cashflow hedges	(1,455)	-

Total other comprehensive (loss) income	(2,671)	690
Total comprehensive income	$651	$4,189

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited
	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$3,322	$3,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	563	607
Change in fair value of mortgage servicing rights	1,041	609
Provision for deferred tax expense	1,827	1,815
Originations of loans held-for-sale	(34,630)	(51,641)
Proceeds from sales of loans held-for-sale	32,395	50,965
Net gain on sales of mortgage loans	(1,212)	(1,623)
Change in current income taxes (payable) receivable	(17)	5
Increase in cash surrender value of bank-owned life insurance	(285)	(93)
Change in accrued interest receivable and other assets	983	398
Change in accrued interest payable and other liabilities	(1,365)	(1,949)
Net premium (accretion) amortization/discount on securities	(201)	28
Securities losses, net	61	109
Amortization of junior subordinated debentures issuance costs	12	12
Stock based compensation	169	177
Net gain on sale of other real estate owned	(42)	(95)
Provision for other real estate owned losses	451	609
Net cash provided by operating activities	3,072	3,432
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	5,366	3,478
Proceeds from sales of securities available-for-sale	35,574	53,191
Purchases of securities available-for-sale	(88,005)	(69,671)
Proceeds from maturities and calls including pay down of securities held-to-maturity	2,129	2,710
Net change in loans	(5,482)	1,699
Improvements in other real estate owned	(12)	-
Proceeds from sales of other real estate owned	1,381	2,115
Net purchases of premises and equipment	(102)	(288)
Net cash used in investing activities	(49,151)	(6,766)
Cash flows from financing activities
Net change in deposits	37,608	59,723
Net change in securities sold under repurchase agreements	(218)	5,477
Net change in other short-term borrowings	5,000	(15,000)
Redemption of preferred stock	-	(15,778)
Dividends paid on preferred stock	-	(1,006)
Purchase of treasury stock	-	(117)
Net cash provided by financing activities	42,390	33,299
Net change in cash and cash equivalents	(3,689)	29,965
Cash and cash equivalents at beginning of period	40,338	44,197
Cash and cash equivalents at end of period	$36,649	$74,162

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Three Months Ended
	March 31,
Supplemental cash flow information	2016	2015
Income taxes paid, net	$100	$100
Interest paid for deposits	1,019	1,032
Interest paid for borrowings	1,333	1,289
Non-cash transfer of loans to other real estate owned	382	6,108
Change in dividends accrued and declared but not paid	-	(182)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				3,499			3,499
Other comprehensive gain, net of tax					690		690
Change in restricted stock	50		(50)				-
Tax effect from vesting of restricted stock			30				30
Stock based compensation			177				177
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(15,778)					(15,778)
Preferred stock accretion and declared dividends				(824)			(824)
Balance, March 31, 2015	$34,415	$31,553	$115,489	$103,372	$(7,023)	$(95,966)	$181,840

Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income				3,322			3,322
Other comprehensive loss, net of tax					(2,671)		(2,671)
Stock based compensation			169				169
Balance, March 31, 2016	$34,427	$-	$116,087	$117,531	$(15,330)	$(95,966)	$156,749

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2015.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.    In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  The Company is assessing the impact of ASU 2014-09 on its accounting and disclosures.

In April 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 amended prior guidance to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The adoption of this standard did not have a material effect to the Company’s operating results or financial condition.  This standard was adopted by the Company effective January 2016.

Subsequent Event

On April 19, 2016, the Registrant’s board of directors declared a cash dividend of 1 cent per share payable on May 9, 2016, to stockholders of record as of April 29, 2016.

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

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $3.7 million at March 31, 2016, and $3.7 million at December 31, 2015.  Reserve Bank stock was recorded at $4.8 million at March 31, 2016, and December 31, 2015.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at March 31, 2016, and December 31, 2015, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,503	$-	$-	$1,503
U.S. government agencies	1,675	-	(136)	1,539
U.S. government agencies mortgage-backed	2,030	49	-	2,079
States and political subdivisions	40,361	589	-	40,950
Corporate bonds	30,506	46	(463)	30,089
Collateralized mortgage obligations	67,971	293	(952)	67,312
Asset-backed securities	264,364	463	(12,182)	252,645
Collateralized loan obligations	109,403	-	(4,608)	104,795
Total Securities Available-for-Sale	$517,813	$1,440	$(18,341)	$500,912
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$36,470	$2,668	$-	$39,138
Collateralized mortgage obligations	209,482	6,711	(92)	216,101
Total Securities Held-to-Maturity	$245,952	$9,379	$(92)	$255,239

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015:	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	1,683	-	(127)	1,556
U.S. government agencies mortgage-backed	2,040		(44)	1,996
States and political subdivisions	30,341	285	(100)	30,526
Corporate bonds	30,157	-	(757)	29,400
Collateralized mortgage obligations	68,743	24	(1,847)	66,920
Asset-backed securities	241,872	74	(10,038)	231,908
Collateralized loan obligations	94,374	-	(2,123)	92,251
Total Securities Available-for-Sale	$470,719	$383	$(15,036)	$456,066
Securities Held-to-Maturity
U.S. government agency mortgage-backed	$36,505	$1,592	$-	$38,097
Collateralized mortgage obligations	211,241	3,302	(965)	213,578
Total Securities Held-to-Maturity	$247,746	$4,894	$(965)	$251,675

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2016, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities Available-for-Sale	Cost	Yield	Value
Due in one year or less	$27,124	1.74%	$27,176
Due after one year through five years	7,255	2.77%	7,422
Due after five years through ten years	36,261	2.38%	36,045
Due after ten years	3,405	2.71%	3,438
	74,045	2.33%	74,081
Mortgage-backed and collateralized mortgage obligations	70,001	2.24%	69,391
Asset-backed securities	264,364	1.69%	252,645
Collateralized loan obligations	109,403	3.46%	104,795
	$517,813	2.23%	$500,912
Securities Held-to-Maturity
Mortgage-backed and collateralized mortgage obligations	$245,952	2.99%	$255,239

At March 31, 2016, the Company’s investments include $240.8 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, not less than 97% of the outstanding principal amount of the loans made under FFEL are guaranteed by the U.S. Department of Education.  A number of major student loan originators packaged loans and sold them as asset-backed securities.

Securities with unrealized losses at March 31, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
March 31, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$136	$1,539	1	$136	$1,539
U.S. government agencies mortgage-backed	-	-	-	-	-	-	-	-	-
States and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate bonds	3	20	5,940	4	443	14,104	7	463	20,044
Collateralized mortgage obligations	10	382	19,606	7	570	29,938	17	952	49,544
Asset-backed securities	13	2,769	111,133	9	9,413	118,021	22	12,182	229,154
Collateralized loan obligations	6	1,083	43,849	9	3,525	60,946	15	4,608	104,795
	32	$4,254	$180,528	30	$14,087	$224,548	62	$18,341	$405,076
Securities Held-to-Maturity
Collateralized mortgage obligations	2	$79	$8,876	1	$13	$8,700	3	$92	$17,576
	2	$79	$8,876	1	$13	$8,700	3	$92	$17,576

	Less than 12 months			Greater than 12 months
December 31, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$127	$1,556	1	$127	$1,556
U.S. government agencies mortgage-backed	1	44	1,996	-	-	-	1	44	1,996
States and political subdivisions	2	19	1,541	1	81	1,713	3	100	3,254
Corporate bonds	5	292	14,866	3	465	14,534	8	757	29,400
Collateralized mortgage obligations	4	334	16,218	7	1,513	43,618	11	1,847	59,836
Asset-backed securities	9	2,080	78,301	8	7,958	121,217	17	10,038	199,518
Collateralized loan obligations	5	446	29,480	9	1,677	62,771	14	2,123	92,251
	26	$3,215	$142,402	29	$11,821	$245,409	55	$15,036	$387,811
Securities Held-to-Maturity
Collateralized mortgage obligations	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149
	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149

Recognition of other-than-temporary impairment was not necessary in the three months ending March 31, 2016, or the year ended December 31, 2015.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	March 31, 2016	December 31, 2015
Commercial	$138,426	$130,362
Real estate - commercial	598,943	605,721
Real estate - construction	20,331	19,806
Real estate - residential	351,849	351,007
Consumer	2,663	4,216
Overdraft	383	483
Lease financing receivables	12,681	10,953
Other	12,488	10,130
	1,137,764	1,132,678
Net deferred loan costs	1,074	1,037
	$1,138,838	$1,133,715

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 85.3% and 86.1% of the portfolio at March 31, 2016, and December 31, 2015, respectively.

Aged analysis of past due loans by class of loans was as follows:

.								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
March 31, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$152	$-	$-	$152	$150,419	$536	$151,107	$-
Real estate - commercial
Owner occupied general purpose	110	-	-	110	125,152	1,653	126,915	-
Owner occupied special purpose	-	-	223	223	166,523	882	167,628	223
Non-owner occupied general purpose	433	-	-	433	165,802	942	167,177	-
Non-owner occupied special purpose	-	-	-	-	91,692	-	91,692	-
Retail properties	-	-	-	-	32,038	-	32,038	-
Farm	1,372	-	-	1,372	12,121	-	13,493	-
Real estate - construction
Homebuilder	-	-	-	-	1,341	-	1,341	-
Land	-	-	-	-	1,182	-	1,182	-
Commercial speculative	-	-	-	-	4,148	81	4,229	-
All other	-	-	-	-	13,579	-	13,579	-
Real estate - residential
Investor	434	47	-	481	125,785	945	127,211	-
Owner occupied	866	-	-	866	114,790	6,009	121,665	-
Revolving and junior liens	151	-	-	151	100,215	2,607	102,973	-
Consumer	-	-	-	-	2,663	-	2,663	-
Other[2]	-	-	-	-	13,945	-	13,945	-
	$3,518	$47	$223	$3,788	$1,121,395	$13,655	$1,138,838	$223

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$394	$-	$-	$394	$140,848	$73	$141,315	$-
Real estate - commercial
Owner occupied general purpose	652	119	-	771	123,479	1,254	125,504	-
Owner occupied special purpose	358	-	-	358	170,827	763	171,948	-
Non-owner occupied general purpose	-	-	-	-	166,668	975	167,643	-
Non-owner occupied special purpose	-	-	-	-	92,387	-	92,387	-
Retail properties	-	-	-	-	34,352	-	34,352	-
Farm	-	-	-	-	12,615	1,272	13,887	-
Real estate - construction
Homebuilder	-	-	-	-	2,604	-	2,604	-
Land	-	-	-	-	1,137	-	1,137	-
Commercial speculative	-	-	-	-	2,117	83	2,200	-
All other	6	77	65	148	13,717	-	13,865	65
Real estate - residential
Investor	101	-	-	101	125,611	972	126,684	-
Owner occupied	1,083	446	-	1,529	110,885	6,378	118,792	-
Revolving and junior liens	344	68	-	412	102,500	2,619	105,531	-
Consumer	4	-	-	4	4,212	-	4,216	-
Other[2]	-	-	-	-	11,650	-	11,650	-
	$2,942	$710	$65	$3,717	$1,115,609	$14,389	$1,133,715	$65

1. The “Commercial” class includes lease financing receivables.

2. The “All other” class includes overdrafts and net deferred costs.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

March 31, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$146,428	$2,305	$2,374	$-	$151,107
Real estate - commercial
Owner occupied general purpose	124,819	-	2,096	-	126,915
Owner occupied special purpose	166,746	-	882	-	167,628
Non-owner occupied general purpose	163,587	1,884	1,706	-	167,177
Non-owner occupied special purpose	87,813	-	3,879	-	91,692
Retail Properties	28,146	1,477	2,415	-	32,038
Farm	12,121	1,372	-	-	13,493
Real estate - construction
Homebuilder	1,341	-	-	-	1,341
Land	1,182	-	-	-	1,182
Commercial speculative	4,148	-	81	-	4,229
All other	13,399	-	180	-	13,579
Real estate - residential
Investor	126,102	-	1,109	-	127,211
Owner occupied	114,910	-	6,755	-	121,665
Revolving and junior liens	100,014	-	2,959	-	102,973
Consumer	2,662	-	1	-	2,663
Other	13,945	-	-	-	13,945
Total	$1,107,363	$7,038	$24,437	$-	$1,138,838

December 31, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$136,078	$3,208	$2,029	$-	$141,315
Real estate - commercial
Owner occupied general purpose	123,827	-	1,677	-	125,504
Owner occupied special purpose	171,185	-	763	-	171,948
Non-owner occupied general purpose	163,956	1,908	1,779	-	167,643
Non-owner occupied special purpose	88,468	-	3,919	-	92,387
Retail Properties	30,432	1,490	2,430	-	34,352
Farm	12,615	-	1,272	-	13,887
Real estate - construction
Homebuilder	2,604	-	-	-	2,604
Land	1,137	-	-	-	1,137
Commercial speculative	2,117	-	83	-	2,200
All other	13,865	-	-	-	13,865
Real estate - residential
Investor	125,548	-	1,136	-	126,684
Owner occupied	111,713	-	7,079	-	118,792
Revolving and junior liens	102,476	-	3,055	-	105,531
Consumer	4,215	-	1	-	4,216
Other	11,650	-	-	-	11,650
Total	$1,101,886	$6,606	$25,223	$-	$1,133,715

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $3.0 million and $3.9 million residential assets in the process of foreclosure as of March 31, 2016, and December 31, 2015.

Impaired loans by class of loans were as follows:

				Three Months Ended
	As of March 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$63	$139	$-	$67	$-
Commercial real estate
Owner occupied general purpose	2,699	3,030	-	2,506	22
Owner occupied special purpose	882	1,001	-	823	-
Non-owner occupied general purpose	1,011	1,033	-	1,029	1
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	81	85	-	82	-
All other	-	-	-	-	-
Residential
Investor	1,872	2,239	-	1,889	12
Owner occupied	10,341	11,774	-	10,440	41
Revolving and junior liens	2,763	4,001	-	2,747	2
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	19,712	23,302	-	20,219	78
With an allowance recorded
Commercial	473	477	68	238	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	-	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Owner occupied	-	-	-	56	-
Revolving and junior liens	-	-	-	23	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	473	477	68	317	-
Total impaired loans	$20,185	$23,779	$68	$20,536	$78

Impaired loans by class of loans were as follows:

				Three Months Ended
	As of December 31, 2015			March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$70	$149	$-	$1,699	$-
Commercial real estate
Owner occupied general purpose	2,314	3,004	-	4,859	15
Owner occupied special purpose	763	871	-	1,476	6
Non-owner occupied general purpose	1,047	1,065	-	2,790	-
Non-owner occupied special purpose	-	-	-	712	-
Retail properties	-	-	-	-	-
Farm	1,272	1,338	-	685	-
Construction
Homebuilder	-	-	-	1,555	21
Land	-	-	-	-	-
Commercial speculative	83	86	-	-	-
All other	-	-	-	266	-
Residential
Investor	1,906	2,259	-	2,177	10
Owner occupied	10,539	11,999	-	11,511	43
Revolving and junior liens	2,731	3,947	-	2,284	2
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	20,725	24,718	-	30,014	97
With an allowance recorded
Commercial	3	8	3	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	2,006	-
Owner occupied special purpose	-	-	-	304	-
Non-owner occupied general purpose	-	-	-	38	-
Non-owner occupied special purpose	-	-	-	690	4
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	266	-
Residential
Investor	-	-	-	133	-
Owner occupied	112	112	31	87	1
Revolving and junior liens	46	46	-	368	1
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	161	166	34	3,892	6
Total impaired loans	$20,886	$24,884	$34	$33,906	$103

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

TDRs that were modified during the period are as follows:

	TDR Modifications
	Three Months Ended March 31, 2016
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$312	$232
Real estate - residential
Owner occupied
HAMP[2]	1	239	239
Revolving and junior liens
HAMP[2]	3	430	403
	6	$981	$874

	TDR Modifications
	Three Months Ended March 31, 2015
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Bifurcate[3]	1	$300	$182
Real estate - residential
Owner occupied
Other[1]	1	147	156
	2	$447	$338

1. Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

3 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for three months ending March 31, 2016, and March 31, 2015, that was restructured within the 12 month period prior to default.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three months ending March 31, 2016, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended March 31, 2016
Beginning balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	24	2	-	266	83	-	375
Recoveries	4	83	5	229	77	-	398
Provision (Release)	281	(301)	(20)	7	(103)	136	-
Ending balance	$2,357	$8,793	$250	$1,664	$1,081	$2,101	$16,246

Ending balance: Individually evaluated for impairment	$68	$-	$-	$-	$-	$-	$68
Ending balance: Collectively evaluated for impairment	$2,289	$8,793	$250	$1,664	$1,081	$2,101	$16,178

Loans:
Ending balance	$151,107	$598,943	$20,331	$351,849	$2,663	$13,945	$1,138,838
Ending balance: Individually evaluated for impairment	$536	$4,592	$81	$14,976	$-	$-	$20,185
Ending balance: Collectively evaluated for impairment	$150,571	$594,351	$20,250	$336,873	$2,663	$13,945	$1,118,653

Changes in the allowance for loan losses by segment of loans based on method of impairment for March 31, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended March 31, 2015
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	32	495	1	618	118	-	1,264
Recoveries	141	330	5	224	108	-	808
Provision (Release)	(241)	1,621	(207)	330	(27)	(1,476)	-
Ending balance	$1,512	$14,033	$1,272	$1,917	$1,417	$1,030	$21,181

Ending balance: Individually evaluated for impairment	$-	$1,580	$60	$144	$-	$-	$1,784
Ending balance: Collectively evaluated for impairment	$1,512	$12,453	$1,212	$1,773	$1,417	$1,030	$19,397

Loans:
Ending balance	$122,892	$608,267	$39,430	$363,967	$3,495	$13,018	$1,151,069
Ending balance: Individually evaluated for impairment	$1,897	$11,867	$1,821	$16,341	$-	$-	$31,926
Ending balance: Collectively evaluated for impairment	$120,995	$596,400	$37,609	$347,626	$3,495	$13,018	$1,119,143

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2016	2015
Balance at beginning of period	$19,141	$31,982
Property additions	382	6,108
Property improvements	12	-
Less:
Property disposals, net of gains/losses	1,339	2,020
Period valuation adjustments	451	609
Balance at end of period	$17,745	$35,461

Activity in the valuation allowance was as follows:

	2016	2015
Balance at beginning of period	$14,127	$19,229
Provision for unrealized losses	451	609
Reductions taken on sales	(179)	(382)
Balance at end of period	$14,399	$19,456

Expenses related to OREO, net of lease revenue includes:

	2016	2015
Gain on sales, net	$(42)	$(95)
Provision for unrealized losses	451	609
Operating expenses	436	1,001
Less:
Lease revenue	107	163
	$738	$1,352

Note 6 – Deposits

Major classifications of deposits were as follows:

	March 31, 2016	December 31, 2015
Noninterest bearing demand	$461,764	$442,639
Savings	260,988	252,169
NOW accounts	389,029	376,720
Money market accounts	279,725	279,709
Certificates of deposit of less than $100,000	233,824	235,336
Certificates of deposit of $100,000 through $250,000	110,510	109,855
Certificates of deposit of more than $250,000	60,854	62,658
	$1,796,694	$1,759,086

Note 7 – Borrowings

The following table is a summary of borrowings as of March 31, 2016, and December 31, 2015.  Junior subordinated debentures are discussed in detail in Note 8:

	March 31, 2016	December 31, 2015
Securities sold under repurchase agreements	$33,852	$34,070
FHLBC advances[1]	20,000	15,000
Junior subordinated debentures	57,555	57,543
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
	$156,907	$152,113

[1]	Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $33.9 million at March 31, 2016, and $34.1 million at December 31, 2015. The fair value of the pledged collateral was $49.1 million at March 31, 2016 and $45.4 million at December 31, 2015.  At March 31, 2016, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2016, the Bank had taken an advance of $20.0 million on the FHLBC stock valued at $3.7 million, collateralized by securities with a fair value of $141.7 million and loans with a principal balance of $172.5 million, which carried a FHLBC calculated combined collateral value of $248.8 million.  The Company had excess collateral of $227.5 million available to secure borrowings at March 31, 2016.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both March 31, 2016, and December 31, 2015.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At March 31, 2016, and December 31, 2015, the Company was in compliance with all covenants contained within the credit agreement.

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

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2016, the Company is current on the payments due on these securities.

Note 9 – Equity Compensation Plans

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  A maximum of 375,000 shares may be issued under the 2014 Plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2016, 5,000 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $169,000 in the first three months of 2016.

There were no stock options granted in the first quarter of 2016 and 2015.  All stock options are granted for a term of ten years.  There were no stock options exercised during the first quarter of 2016 or 2015.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the three months ending March 31, 2016, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	162,500	$27.03
Canceled	-	-
Expired	-	-
Ending outstanding	162,500	$27.03	1.4	$-

Exercisable at end of period	162,500	$27.03	1.4	$-

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

There were 120,000 restricted awards issued under the Plans during the first quarter of 2016.  There were 101,500 restricted awards issued during the three months ending March 31, 2015.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the three months ending March 31, 2016, is as follows:

	March 31, 2016
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	348,000	$4.50
Granted	120,000	6.81
Vested	-	-
Forfeited	-	-
Nonvested at March 31	468,000	$5.10

Total unrecognized compensation cost of restricted awards was $1.1 million as of March 31, 2016, which is expected to be recognized over a weighted-average period of 2.27 years.  Total unrecognized compensation cost of restricted awards was $648,000 as of March 31, 2015, which was expected to be recognized over a weighted-average period of 2.28 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of March 31 (in thousands except for share data):

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Weighted-average common shares outstanding	29,483,429	29,470,297
Net income	$3,322	$3,499
Preferred stock dividends and accretion	-	824
Net earnings available to common stockholders	3,322	2,675
Basic earnings per share	0.11	0.09
Diluted earnings per share:
Weighted-average common shares outstanding	29,483,429	29,470,297
Dilutive effect of nonvested restricted awards[1]	322,341	203,583
Diluted average common shares outstanding	29,805,770	29,673,880
Net earnings available to common stockholders	$3,322	$2,675
Diluted earnings per share	$0.11	$0.09

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	977,839	1,044,339

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of March 31, 2016, and March 31, 2015, because the warrant was anti-dilutive.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2016, the Bank exceeded those thresholds.

At March 31, 2016, the Bank’s Tier 1 capital leverage ratio was 10.04%, up 10 basis points from December 31, 2015, and well above the 8.00% objective.  The Bank’s total capital ratio was 15.49%, up 26 basis points from December 31, 2015, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2016, and December 31, 2015.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2015, under the heading “Supervision and Regulation.”

At March 31, 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable		Action Provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$147,492	10.15%	$74,473	5.125%	N/A	N/A
Old Second Bank	208,353	14.37	74,308	5.125	$94,245	6.50%
Total capital to risk weighted assets
Consolidated	226,292	15.58	125,274	8.625	N/A	N/A
Old Second Bank	224,593	15.49	125,056	8.625	144,992	10.00
Tier 1 capital to risk weighted assets
Consolidated	180,569	12.43	96,241	6.625	N/A	N/A
Old Second Bank	208,353	14.37	96,057	6.625	115,993	8.00
Tier 1 capital to average assets
Consolidated	180,569	8.72	82,830	4.00	N/A	N/A
Old Second Bank	208,353	10.04	83,009	4.00	103,761	5.00

December 31, 2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,410	10.55%	$64,582	4.50%	N/A	N/A
Old Second Bank	202,158	14.10	64,519	4.50	$93,193	6.50%
Total capital to risk weighted assets
Consolidated	223,311	15.56	114,813	8.00	N/A	N/A
Old Second Bank	218,375	15.23	114,708	8.00	143,385	10.00
Tier 1 capital to risk weighted assets
Consolidated	176,625	12.30	86,159	6.00	N/A	N/A
Old Second Bank	202,158	14.10	86,025	6.00	114,700	8.00
Tier 1 capital to average assets
Consolidated	176,625	8.69	81,300	4.00	N/A	N/A
Old Second Bank	202,158	9.94	81,351	4.00	101,689	5.00

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the quarter ended March 31, 2016, there were no significant transfers between levels.  For the quarter ended March 31, 2015, there was a transfer of $24.9 million from Level 3 to Level 2 in asset-backed securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2016, and December 31, 2015, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,503	$-	$-	$1,503
U.S. government agencies	-	1,539	-	1,539
U.S. government agencies mortgage-backed	-	2,079	-	2,079
States and political subdivisions	-	40,839	111	40,950
Corporate bonds	-	30,089	-	30,089
Collateralized mortgage obligations	-	67,312	-	67,312
Asset-backed securities	-	252,645	-	252,645
Collateralized loan obligations	-	104,795	-	104,795
Loans held-for-sale	-	6,184	-	6,184
Mortgage servicing rights	-	-	5,052	5,052
Other assets (Interest rate swap agreements)	-	367	-	367
Other assets (Mortgage banking derivatives)	-	259	-	259
Total	$1,503	$506,108	$5,163	$512,774

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$3,246	$-	$3,246
Total	$-	$3,246	$-	$3,246

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	-	1,556	-	1,556
U.S. government agencies mortgage-backed	-	1,996	-	1,996
States and political subdivisions	-	30,415	111	30,526
Corporate bonds	-	29,400	-	29,400
Collateralized mortgage obligations	-	66,920	-	66,920
Asset-backed securities	-	231,908	-	231,908
Collateralized loan obligations	-	92,251	-	92,251
Loans held-for-sale	-	2,849	-	2,849
Mortgage servicing rights	-	-	5,847	5,847
Other assets (Interest rate swap agreements net of swap credit valuation)	-	114	-	114
Other assets (Mortgage banking derivatives)	-	188	-	188
Total	$1,509	$457,597	$5,958	$465,064

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$745	$-	$745
Total	$-	$745	$-	$745

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2016
	Investment securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2016	$111	$5,847
Transfers out of Level 3	-	-
Total gains or losses
Included in earnings (or changes in net assets)	-	(906)
Included in other comprehensive income	-	-
Purchases, issuances, sales, and settlements
Issuances	-	246
Settlements	-	(135)
Sales	-	-
Ending balance March 31, 2016	$111	$5,052

	Three Months Ended March 31, 2015
	Investment securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(454)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	401
Settlements	-	-	(155)
Sales	(27,455)	-	-
Ending balance March 31, 2015	$-	$118	$5,254

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,052	Discounted Cash Flow	Discount Rate	10.0-15.5%	10.2%
			Prepayment Speed	6.0-36.8%	13.1%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,847	Discounted Cash Flow	Discount Rate	10.0-15.5%	10.2%
			Prepayment Speed	6.0-35.2%	10.1%

The $111,000 on the state and political subdivisions line at March 31, 2016, under Level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2016, and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$405	$405
Other real estate owned, net[2]	-	-	17,745	17,745
Total	$-	$-	$18,150	$18,150

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $473,000, with a valuation allowance of $68,000 resulting in an increase of specific allocations within the allowance for loan losses of $34,000 for the three months ending March 31, 2016.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $17.7 million, which is made up of the outstanding balance of $33.8 million, net of a valuation allowance of $14.4 million and participations of $1.7 million, at March 31, 2016.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$81	$81
Other real estate owned, net[2]	-	-	19,141	19,141
Total	$-	$-	$19,222	$19,222

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $115,000, with a valuation allowance of $34,000, resulting in a decrease of specific allocations within the provision for loan losses of $243,000 for the year ending December 31, 2015.

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of March 31, 2016, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	March 31, 2016	December 31, 2015
Notional amount	$25,774	$25,774
Unrealized loss	(3,058)	(631)

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client (or in the case above the Company) while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $5.7 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at March 31, 2016.  The Bank had $2.4 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2015.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At March 31, 2016, the notional amount of non-hedging interest rate swaps was $26.9 million with a weighted average maturity of 4.9 years.  At December 31, 2015, the notional amount of non-hedging interest rate swaps was $20.7 million with a weighted average maturity of 5.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of March 31, 2016, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$26,862	Other Assets	$367	Other Liabilities	$367
Commitments[1]	242,740	Other Assets	259	N/A	-
Forward contracts[2]	22,000	N/A	-	Other Liabilities	-
Total			$626		$367

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2015.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$20,708	Other Assets	$114	Other Liabilities	$114
Commitments[1]	226,346	Other Assets	188	N/A	-
Forward contracts[2]	15,500	N/A	-	Other Liabilities	-
Total			$302		$114

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2016, and December 31, 2015.

The following table is a summary of letter of credit commitments (in thousands):

	March 31, 2016			December 31, 2015
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$65	$3,583	$3,648	$60	$3,572	$3,632
Commercial standby	-	51	51	-	47	47
Performance standby	66	7,700	7,766	66	7,350	7,416
	131	11,334	11,465	126	10,969	11,095
Non-borrower:
Performance standby	-	575	575	-	575	575
	-	575	575	-	575	575
Total letters of credit	$131	$11,909	$12,040	$126	$11,544	$11,670

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

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,168	$27,168	$27,168	$-	$-
Interest bearing deposits with financial institutions	9,481	9,481	9,481	-	-
Securities available-for-sale	500,912	500,912	1,503	499,298	111
Securities held-to-maturity	245,952	255,239	-	255,239	-
FHLBC and Reserve Bank Stock	8,518	8,518	-	8,518	-
Loans held-for-sale	6,184	6,184	-	6,184	-
Loans, net	1,122,592	1,135,728	-	-	1,135,728
Accrued interest receivable	5,096	5,096	-	5,096	-

Financial liabilities:
Noninterest bearing deposits	$461,764	$461,764	$461,764	$-	$-
Interest bearing deposits	1,334,930	1,336,689	-	1,336,689	-
Securities sold under repurchase agreements	33,852	33,852	-	33,852	-
Other short-term borrowings	20,000	20,000	-	20,000	-
Junior subordinated debentures	57,555	55,786	33,093	22,693	-
Subordinated debenture	45,000	40,379	-	40,379	-
Note payable and other borrowings	500	452	-	452	-
Interest rate swap agreements	3,058	3,058		3,058
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	438	438	-	438	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,975	$26,975	$26,975	$-	$-
Interest bearing deposits with financial institutions	13,363	13,363	13,363	-	-
Securities available-for-sale	456,066	456,066	1,509	454,446	111
Securities held-to-maturity	247,746	251,675	-	251,675	-
FHLBC and Reserve Bank Stock	8,518	8,518	-	8,518	-
Loans held-for-sale	2,849	2,849	-	2,849	-
Loans, net	1,117,492	1,126,959	-	-	1,126,959
Accrued interest receivable	4,464	4,464	-	4,464	-

Financial liabilities:
Noninterest bearing deposits	$442,639	$442,639	$442,639	$-	$-
Interest bearing deposits	1,316,447	1,316,550	-	1,316,550	-
Securities sold under repurchase agreements	34,070	34,070	-	34,070	-
Other short-term borrowings	15,000	15,000	-	15,000	-
Junior subordinated debentures	57,543	53,851	31,606	22,245	-
Subordinated debenture	45,000	41,101	-	41,101	-
Note payable and other borrowings	500	445	-	445	-
Interest rate swap agreements	631	631		631
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	445	445	-	445	-

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

In the second quarter of 2014, the Company completed redemption of 25,669 shares of its Series B Stock at a price equal to 94.75% of liquidation value, or an aggregate of $24.3 million (including $1.4 million to Company Directors) provided that the holders of shares entered into agreements to forebear payment of dividends due and to waive any rights to such dividends upon redemption.  The Company redeemed 15,778 shares of its Series B Stock in the first quarter of 2015 and the remaining 31,553 shares of its Series B Stock in the third quarter of 2015. During the year ending December 31, 2015 and 2014, the Company paid $2.4 million and $12.4 million in dividends on the Series B Stock, respectively.  At December 31, 2015, the Company has fully redeemed the Series B Stock.

.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2016, as compared to December 31, 2015, and the results of operations for the three months ending March 31, 2016, as compared to the three months ending December 31, 2015, and March 31, 2015.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2015 Form 10-K.  The results of operations for the quarter ending March 31, 2016 are not necessarily indicative of future results.

Our robust and flexible community banking franchise has emerged from the difficult years following 2008 and is positioned for further success as an enduring entity following our strong fundamental approach.  We expect to work through difficult industry and regulatory developments which make it more challenging to attain the levels of profitability and growth we experienced prior to 2008.  However, as we look to provide value to our customers and the communities in which we operate, we still find at best, moderate growth in our local markets.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for their growth.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals continue to decline.  The Company generated increased net interest income in the current quarter over both of the prior quarters ending December 31, 2015 and March 31, 2015.  The Company’s noninterest income continued to be challenged by low interest rates which drove a decrease in the value of mortgage servicing rights, while noninterest expenses were well controlled for the current quarter.

Results of Operations

Management has remained vigilant in analyzing loan portfolio quality and making decisions to charge-off loans.  The first quarter review of the loan portfolio concluded that the allowance for loan and lease losses was adequate and appropriate for estimated incurred losses at March 31, 2016.  Management review of the loan portfolio concluded that neither a loan loss reserve release nor an additional  loan loss provision was appropriate in the first quarter of 2016 or 2015.

Net income before taxes of $5.2 million in the first quarter of 2016 compares to $5.4 million in the first quarter of 2015.  When compared to the first quarter of 2015, the first quarter of 2016 reflected slightly higher levels of revenue with lower noninterest income and noninterest expense.   Noninterest income was impacted by a $1.0 million writedown to mortgage servicing rights and lower net gains on sales of mortgage loans.  Noninterest expense decreased when compared to the first quarter of 2015 largely on lower expenses related to OREO and salaries and employee benefits.

Earnings per share for the first quarter of 2016  was $.11 per diluted share on $3.3 million of net income available to common stockholders.  This compares to $.09 per diluted share on net income available to common stockholders of $2.7 million for the first quarter of 2015.

Net Interest Income

Net interest and dividend income increased by $623,000 from $14.6 million for the quarter ended March 31, 2015 to $15.2 million for the quarter ended March 31, 2016.  On a linked quarter basis net interest and dividend income increased by $471,000 from $14.8 million for the quarter ended December 31, 2015.  Average earning assets for the first quarter of 2016 increased $45.2 million from the fourth quarter of 2015 to a total of $1.90 billion.  Both average total securities and average loans increased by $41.9 million and $1.6 million, respectively, in the first quarter of 2016 as compared to the fourth quarter of 2015.    Average earning assets for the first quarter of 2016 increased  $72.3 million or 4.0% from the first quarter of 2015.

A modest increase of 4.2%  and 3.1% in interest income when compared to the first and fourth quarters of 2015 reflects slightly higher interest revenue from the Bank’s securities portfolio.  Interest expense remained relatively flat during the first quarter of 2016 when compared to both the first and fourth quarters of 2015.  Average interest bearing liabilities were higher by $32.2 million, or 2.2%, and $37.4, or 2.6%, when compared to December 31, 2015 and March 31, 2015, respectively.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.17% in the fourth quarter of 2015 to 3.25% in the first quarter of 2016, but dipped only 1 basis point when compared to the first quarter of 2015. The average tax-equivalent yield on earning assets was essentially unchanged at 3.71% for the first quarter of 2015 compared to 3.70% in the first quarter of 2016.  The cost of funds on interest bearing liabilities was unchanged at 0.63% for the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015.

Management continued to see competitive pressure to maintain reduced interest rates on loans retained at renewal.  While the Bank prices loans to achieve certain return on equity targets, significant competition for both commercial and industrial as well as commercial real estate loans has put pressure on loan yields.  Additionally, loan requests go through a vigorous approval process and stringent underwriting standards are being maintained.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three-month periods ended March 31, 2016,  December 31, 2015, and March 31, 2015.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$15,513	$19	0.48	$13,859	$12	0.34	$18,022	$12	0.27
Securities:
Taxable	702,949	4,211	2.40	674,690	3,819	2.26	615,299	3,375	2.19
Non-taxable (TE)	30,747	275	3.58	17,090	179	4.19	23,518	217	3.69
Total securities	733,696	4,486	2.45	691,780	3,998	2.31	638,817	3,592	2.25
Dividends from Reserve Bank and FHLBC stock	8,518	84	3.94	8,451	76	3.60	9,058	77	3.40
Loans and loans held-for-sale[1]	1,141,897	13,110	4.54	1,140,308	13,057	4.48	1,161,444	13,289	4.58
Total interest earning assets	1,899,624	17,699	3.70	1,854,398	17,143	3.64	1,827,341	16,970	3.71
Cash and due from banks	27,813	-	-	28,781	-	-	31,744	-	-
Allowance for loan losses	(16,257)	-	-	(16,598)	-	-	(21,605)	-	-
Other noninterest bearing assets	197,257	-	-	202,015	-	-	217,668	-	-
Total assets	$2,108,437			$2,068,596			$2,055,148

Liabilities and Stockholders' Equity
NOW accounts	$380,157	$84	0.09	$360,786	$79	0.09	$338,385	$72	0.09
Money market accounts	280,338	68	0.10	284,209	70	0.10	298,324	70	0.10
Savings accounts	255,058	39	0.06	248,952	38	0.06	245,005	37	0.06
Time deposits	407,743	822	0.81	409,353	824	0.80	418,615	807	0.78
Interest bearing deposits	1,323,296	1,013	0.31	1,303,300	1,011	0.31	1,300,329	986	0.31
Securities sold under repurchase agreements	35,776	1	0.01	26,569	1	0.01	23,437	1	0.02
Other short-term borrowings	27,802	19	0.27	24,837	10	0.16	25,722	8	0.12
Junior subordinated debentures	57,549	1,084	7.53	57,538	1,072	7.45	57,502	1,072	7.46
Subordinated debt	45,000	239	2.10	45,000	210	1.83	45,000	197	1.75
Notes payable and other borrowings	500	2	1.58	500	2	1.57	500	4	3.20
Total interest bearing liabilities	1,489,923	2,358	0.63	1,457,744	2,306	0.63	1,452,490	2,268	0.63
Noninterest bearing deposits	450,521	-	-	445,083	-	-	405,933	-	-
Other liabilities	11,033	-	-	10,488	-	-	11,734	-	-
Stockholders' equity	156,960	-	-	155,281	-	-	184,991	-	-
Total liabilities and stockholders' equity	$2,108,437			$2,068,596			$2,055,148
Net interest income (TE)		$15,341			$14,837			$14,702
Net interest income (TE)
to total earning assets			3.25			3.17			3.26
Interest bearing liabilities to earning assets	78.43%			78.61%			79.49%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $542,000,  $430,000 and $486,000 for the first quarter of 2016, the fourth quarter of 2015 and the first quarter of 2015, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Net Interest Margin
Interest income (GAAP)	$17,579	$17,056	$16,866
Taxable-equivalent adjustment:
Loans	24	24	28
Securities	96	63	76
Interest income - TE	17,699	17,143	16,970
Interest expense (GAAP)	2,358	2,306	2,268
Net interest income -TE	$15,341	$14,837	$14,702
Net interest income (GAAP)	$15,221	$14,750	$14,598
Average interest earning assets	$1,899,624	$1,854,398	$1,827,341
Net interest margin (GAAP)	3.22%	3.16%	3.24%
Net interest margin - TE	3.25%	3.17%	3.26%

Asset Quality

The Company did not record a loan loss reserve release or additional provision expense in the first quarter of 2016 or 2015.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans decreased to $14.0 million at March 31, 2016, from $14.6 million at December 31, 2015.  Net recoveries of $23,000 in the first quarter of 2016 compares to net charge-offs of $390,000 for the fourth quarter of 2015.  The distribution of the Company’s remaining nonperforming loans is included in the following table.

				March 31, 2016
	Nonperforming Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015
Real estate-construction	$81	$148	$501	(45.3)	(83.8)
Real estate-residential:
Investor	945	972	1,160	(2.8)	(18.5)
Owner occupied	6,112	6,482	7,007	(5.7)	(12.8)
Revolving and junior liens	2,607	2,680	2,638	(2.7)	(1.2)
Real estate-commercial, nonfarm	3,700	2,992	8,784	23.7	(57.9)
Real estate-commercial, farm	-	1,272	1,370	(100.0)	(100.0)
Commercial	536	73	1,897	634.2	(71.7)
Other	60	-	-	-	-
	$14,041	$14,619	$23,357	(4.0)	(39.9)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2016	Total	2015	Total	2015	Total
Real estate-construction
Homebuilder	$(4)	17.4	$(3)	(0.8)	$-	-
Land	-	-	(2)	(0.5)	(3)	(0.7)
Commercial speculative	-	-	(1)	(0.3)	-	-
All other	(1)	4.3	-	-	(1)	(0.2)
Total real estate-construction	(5)	21.7	(6)	(1.6)	(4)	(0.9)
Real estate-residential
Investor	(6)	26.1	97	24.9	(11)	(2.4)
Owner occupied	(23)	100.0	(91)	(23.3)	67	14.7
Revolving and junior liens	66	(287.0)	258	66.2	338	74.1
Total real estate-residential	37	(160.9)	264	67.8	394	86.4
Real estate-commercial, nonfarm
Owner general purpose	(58)	252.2	(2)	(0.5)	495	108.6
Owner special purpose	(4)	17.4	(4)	(1.0)	(4)	(0.9)
Non-owner general purpose	(19)	82.6	87	22.3	(326)	(71.5)
Non-owner special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Total real estate-commercial, nonfarm	(81)	352.2	81	20.8	165	36.2
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	20	(87.0)	(12)	(3.10)	(109)	(23.9)
Other	6	(26.0)	63	16.1	10	2.2
Net (recovery)/charge-off	$(23)	100.0	$390	100.0	$456	100.0

Net recoveries for the first quarter of 2016 reflected continuing management attention to credit quality.  Gross charge-offs for the quarter ending March 31, 2016 were $375,000 compared to $1.3 million for the quarter ending March 31, 2015.  Gross recoveries for the quarter ending March 31, 2016 were $398,000 compared to $808,000 for the quarter ending March 31, 2015.

				March 31, 2016
	Classified Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015
Real estate-construction	$261	$83	$3,973	214.5	(93.4)
Real estate-residential:
Investor	1,109	1,136	1,175	(2.4)	(5.6)
Owner occupied	6,755	7,079	7,529	(4.6)	(10.3)
Revolving and junior liens	2,959	3,055	3,234	(3.1)	(8.5)
Real estate-commercial, nonfarm	10,978	10,568	14,203	3.9	(22.7)
Real estate-commercial, farm	-	1,272	1,370	(100.0)	(100.0)
Commercial	2,374	2,029	4,936	17.0	(51.9)
Other	1	1	1	-	-
	$24,437	$25,223	$36,421	(3.1)	(32.9)

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

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  This ratio ended at 18.8% for the quarter ended March 31, 2016.

Allowance for Loan Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015

Allowance at beginning of quarter	$16,223	$16,613	$21,637
Charge-offs:
Commercial	24	2	32
Real estate - commercial	2	106	495
Real estate - construction	-	-	1
Real estate - residential	266	520	618
Consumer and other loans	83	160	118
Total charge-offs	375	788	1,264
Recoveries:
Commercial	4	14	141
Real estate - commercial	83	25	330
Real estate - construction	5	6	5
Real estate - residential	229	256	224
Consumer and other loans	77	97	108
Total recoveries	398	398	808
Net charge-offs (recoveries)	(23)	390	456
Loan loss reserve release	-	-	-
Allowance at end of period	$16,246	$16,223	$21,181

Average total loans (exclusive of loans held-for-sale)	1,138,985	1,136,843	1,156,662
Net charge-offs to average loans	(0.00)%	0.03%	0.04%
Allowance at period end to average loans	1.43%	1.43%	1.83%

Ending balance: Individually evaluated for impairment	$68	$34	$1,784
Ending balance: Collectively evaluated for impairment	$16,178	$16,189	$19,397

The coverage ratio of the allowance for loan losses to nonperforming loans was 115.7% as of March 31, 2016,  improved from 111.0% as of December 31, 2015, and 90.7% as of March 31, 2015.   When measured as a percentage of loans outstanding, the March 31, 2016, total allowance for loan and lease losses remained the same from 1.43% of total loans as of December 31, 2015,  and decreased from 1.83% of total loans at March 31, 2015.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at March 31, 2016.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO at March 31, 2016, ended at $17.7 million.  This compares to $19.1 million at December 31, 2015, and $35.5 million at March 31, 2015.  New additions to the OREO portfolio of $382,000 in first quarter of 2016 were modest.   Valuation writedowns continued with an expense of $451,000 in the first quarter of 2016 compared to $609,000 in the first quarter of 2015.

				March 31, 2016
	Three Months Ended			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015
Beginning balance	$19,141	$24,451	$31,982	(21.7)	(40.2)
Property additions	382	1,137	6,108	(66.4)	(93.7)
Property improvements	12	-	-	-	-
Less:				-	-
Property disposals	1,339	6,196	2,020	(78.4)	(33.7)
Period valuation adjustments	451	251	609	79.7	(25.9)
Other real estate owned	$17,745	$19,141	$35,461	(7.3)	(50.0)

 In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposal or upon update to valuation in the future.  Of note, properties valued in total at $3.4 million, or approximately 19.0%, of total OREO at March 31, 2016, have been in OREO for five years or more.

OREO Properties by Type

(in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$2,292	13%	$2,334	12%	$3,113	9%
Lots (single family and commercial)	9,907	56%	10,042	52%	13,407	38%
Vacant land	2,104	12%	2,104	11%	2,725	8%
Multi-family	284	1%	314	2%	2,337	6%
Commercial property	3,158	18%	4,347	23%	13,879	39%
Total OREO properties	$17,745	100%	$19,141	100%	$35,461	100%

Noninterest Income

				1st Qtr 2016
	Three Months Ended			Percent Change From
(in thousands)	1st Qtr	4th Qtr	1st Qtr	4th Qtr	1st Qtr
	2016	2015	2015	2015	2015
Trust income	$1,369	$1,427	$1,486	(4.1)	(7.9)
Service charges on deposits	1,559	1,734	1,541	(10.1)	1.2
Residential mortgage banking revenue	785	1,759	1,659	(55.4)	(52.7)
Securities loss, net	(61)	-	(109)	N/A	44.0
Increase in cash surrender value of bank-owned life insurance	285	381	480	(25.2)	(40.6)
Debit card interchange income	947	1,015	959	(6.7)	(1.3)
Gain on disposal and transfer of fixed assets	-	24	-	N/A	N/A
Other income	1,391	1,069	1,957	30.1	(28.9)
Total noninterest income	$6,275	$7,409	$7,973	(15.3)	(21.3)

As shown above, of the noninterest income categories, residential mortgage banking income was the largest decrease on both a linked quarter and year over year basis, primarily due to a mortgage servicing rights valuation writedown of $1.0 million due to interest rate and seasonal volume reductions.  Also, cash surrender value of bank-owned life insurance was lower as a result of the first quarter market declines in investment value.  Other income for the first quarter of 2015 includes a nonrecurring incentive payment of $917,000 from a service provider in a long term mutually productive relationship and a death benefit realized on a life insurance policy.

Noninterest Expense

				1st Qtr 2016
	Three Months Ended			Percent Change From
(in thousands)	1st Qtr	4th Qtr	1st Qtr	4th Qtr	1st Qtr
	2016	2015	2015	2015	2015
Salaries	$6,901	$6,881	$7,157	0.3	(3.6)
Bonus	676	211	417	220.4	62.1
Benefits and other	1,449	1,305	1,681	11.0	(13.8)
Total salaries and employee benefits	9,026	8,397	9,255	7.5	(2.5)
Occupancy expense, net	1,229	1,228	1,271	0.1	(3.3)
Furniture and equipment expense	958	1,254	1,001	(23.6)	(4.3)
FDIC insurance	203	311	273	(34.7)	(25.6)
General bank insurance	298	298	357	-	(16.5)
Advertising expense	347	348	205	(0.3)	69.3
Debit card interchange expense	203	383	352	(47.0)	(42.3)
Legal fees	161	253	223	(36.4)	(27.8)
Other real estate owned expense, net	738	474	1,352	55.7	(45.4)
Other expense	3,101	3,151	2,864	(1.6)	8.3
Total noninterest expense	$16,264	$16,097	$17,153	1.0	(5.2)
Efficiency ratio (defined below)	71.12%	69.59%	68.77%

The efficiency ratio shown in the table above is calculated as noninterest expense excluding OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and with a tax equivalent adjustment on the increase in cash surrender value of bank-owned life insurance.

Noninterest expense increased $167,000 or 1.0% on a linked quarter basis reflecting an increase in bonus accrual expense and OREO expenses, offset by the remaining of the categories.  Expenses were flat or down in the first quarter of 2016 compared to the same period in 2015 for most categories.  First quarter 2016 total noninterest expense is $889,000 or 5.2% lower than the first quarter 2015 total.

Income Taxes

The Company recorded a tax expense of $1.9 million on $5.2 million pre-tax income for the first quarter of 2016.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through March 31, 2016.   The Company has no valuation reserve on the deferred tax assets as of March 31, 2016.

Financial Condition

Total assets increased $44.3 million from December 31, 2015, to $2.12 billion at March 31, 2016, on higher loan balances outstanding and higher securities held-to-maturity.  Loans increased by $5.1 million when compared to December 31, 2015.  OREO was $17.7 million at March 31, 2016, compared to $19.1 million at December 31, 2015.  Available-for-sale securities increased by $44.8 million in the first quarter of 2016.  Held-to-maturity securities decreased modestly in the three months ending March 31, 2016.

Loans

Total loans were $1.14 billion as of March 31, 2016, an increase of $5.1 million, despite $14.6 million in unexpected loan payoffs from two large customers, from $1.13 billion as of December 31, 2015.  Growth in commercial and industrial loans for the quarter is offset by decreases in other categories, most notably in commercial – real estate.  Total loans were down $12.2 million from March 31, 2015.

				March 31, 2016
	Major Classification of Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015
Commercial	$138,426	$130,362	$114,241	6.2	21.2
Real estate - commercial	598,943	605,721	608,267	(1.1)	(1.5)
Real estate - construction	20,331	19,806	39,430	2.7	(48.4)
Real estate - residential	351,849	351,007	363,967	0.2	(3.3)
Consumer	2,663	4,216	3,495	(36.8)	(23.8)
Overdraft	383	483	368	(20.7)	4.1
Lease financing receivables	12,681	10,953	8,651	15.8	46.6
Other	12,488	10,130	11,945	23.3	4.5
	1,137,764	1,132,678	1,150,364	0.4	(1.1)
Net deferred loan costs	1,074	1,037	705	3.6	52.3
	$1,138,838	$1,133,715	$1,151,069	0.5	(1.1)

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been the subject of extensive discussion on state, national and international levels.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 85.3% of the portfolio as of March 31, 2016, compared to 86.1% of the portfolio as of December 31, 2015.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				March 31, 2016
(in thousands)	Securities Portfolio as of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015
Securities available-for-sale, at fair value
U.S. Treasury	$1,503	$1,509	$1,525	(0.4)	(1.4)
U.S. government agencies	1,539	1,556	1,611	(1.1)	(4.5)
U.S. government agency mortgage-backed	2,079	1,996	-	4.2	-
States and political subdivisions	40,950	30,526	33,746	34.1	21.3
Corporate bonds	30,089	29,400	33,004	2.3	(8.8)
Collateralized mortgage obligations	67,312	66,920	68,093	0.6	(1.1)
Asset-backed securities	252,645	231,908	168,256	8.9	50.2
Collateralized loan obligations	104,795	92,251	93,017	13.6	12.7
Total securities available-for-sale	500,912	456,066	399,252	9.8	25.5
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	36,470	36,505	37,135	(0.1)	(1.8)
Collateralized mortgage obligations	209,482	211,241	220,197	(0.8)	(4.9)
Total securities held-to-maturity	245,952	247,746	257,332	(0.7)	(4.4)

Total securities	$746,864	$703,812	$656,584	6.1	13.7

The investment portfolio ended the first quarter of 2016 at $746.9 million, an increase of $43.1 million from $703.8 million at December 31, 2015 and up from $656.6 million from a year ago 2015.  Available-for-sale purchases during the first quarter included additional asset-backed securities as well as municipals and collateralized loan obligations.  During the first quarter there were sales that resulted in a realized loss of $61,000 for the quarter ending March 31, 2016.

Deposits and Borrowings

				March 31, 2016
	Deposit Detail as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015
Noninterest bearing demand	$461,764	$442,639	$431,843	4.3	6.9
Savings	260,988	252,169	252,578	3.5	3.3
NOW accounts	389,029	376,720	344,737	3.3	12.8
Money market accounts	279,725	279,709	299,303	0.0	(6.5)
Certificates of deposit of less than $100,000	233,824	235,336	247,132	(0.6)	(5.4)
Certificates of deposit of $100,000 through $250,000	110,510	109,855	113,160	0.6	(2.3)
Certificates of deposit of more than $250,000	60,854	62,658	56,025	(2.9)	8.6
	$1,796,694	$1,759,086	$1,744,778	2.1	3.0

Total deposits were $1.80 billion on March 31, 2016, which reflects an increase from total deposits of $1.76 billion at December 31, 2015, and $1.74 billion at March 31, 2015.  Total transaction accounts (Demand / Savings / NOW / Money Market) experienced increases of $40.3 million in volume  in the first quarter of 2016 as compared to December 31, 2015, while time deposits or certificates of deposit reflect a decrease of $2.7 million  for the same period.

At March 31, 2016, one of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank. The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both December 31, 2015, and March 31, 2016.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At March 31, 2016, the Company was in compliance with the financial covenants contained within the credit agreement.

The Company decreased its securities sold under repurchase agreements to $33.9 million at March 31, 2016, from $34.1 million at December 31, 2015.  The Company had taken an advance from Federal Home Loan Bank of Chicago of $20.0 million at March 31, 2016 and $15.0 million at December 31, 2015.

The Company is also obligated on $57.6 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  As of March 31, 2016,, the Company continues to be current on the payments due on these securities. The carrying value was reduced by the unamortized portion of  the issuance costs in 2016 after adopting ASU 2015-03 applied on a retrospective basis.

Capital

As of March 31, 2016, total stockholders’ equity was $156.7 million, which was an increase of $820,000 from $155.9 million as of December 31, 2015.  This increase is directly attributable to 3 months of increased net income offset by increased accumulated other comprehensive loss.

On July 14, 2015, the Company provided notice that it was redeeming the remaining 31,553 issued and outstanding shares of the Company’s Series B preferred stock.  The effective date for the redemption was August 14, 2015, and the redemption price was the stated liquidation value of $1,000 per share, together with any accrued and unpaid dividends accumulated to, but excluding, the redemption date.  The redemption was successfully completed in the third quarter.  As of September 30, 2015, no shares of the Series B Stock remain outstanding.    After this redemption, the Company’s total stockholders’ equity continues to include $4.8 million to reflect the value of a ten year warrant to purchase shares of its common stock (exercise price of $13.43 per share) issued in January 2009 as part of the original Series B issuance.  A discussion of the 2009 issuance, including this warrant, is included in Item 7. Management’s Discussion and Analysis of Financial Condition of the Company’s Form 10-K for the year ended December 31, 2015, under the heading “Capital”.

The Company’s non-GAAP tangible common equity to tangible assets was 7.39% at March 31, 2016, compared to 7.17% at March 31, 2015, and 7.51% at December 31, 2015.

	(unaudited)		(unaudited)
	As of March 31,	As of March 31,	As of December 31,
(In thousands)	2016	2015	2015

Tier 1 capital
Total equity	$156,749	$181,840	$155,929
Tier 1 adjustments:
Trust preferred securities allowed	45,142	49,497	44,156
Cumulative other comprehensive loss	15,330	7,023	12,659
Disallowed deferred tax assets	(36,652)	(40,373)	(36,119)
Other	-	-	-
Tier 1 capital	$180,569	$197,987	$176,625

Tangible common equity
Total equity	$156,749	$181,840	$155,929
Less: Preferred equity	-	31,553	-
Tangible common equity	$156,749	$150,287	$155,929

Tangible assets
Total assets	$2,121,295	$2,097,510	$2,077,863
Less:
Goodwill and intangible assets	-	-	-
Tangible assets	$2,121,295	$2,097,510	$2,077,863

Liquidity

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors the borrowing capacity at the FHLBC as part of its liquidity management process as supervised by the Asset and Liability Committee (“ALCO”) and reviewed by the Board of Directors.

Net cash inflows from operating activities were $3.1 million during the first three months of 2016, compared with net cash inflows of $3.4 million in the same period in 2015.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first three months of 2016 and 2015.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for of the first three months of 2016 and 2015.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $49.2 million in the first three months of 2016, compared to net cash outflows of $6.8 million in the same period in 2015.  In the first three months of 2016, securities transactions accounted for net outflows of $44.9 million, and net principal received on loans accounted for net outflows of $5.5 million.  In the first three months of 2015, securities transactions accounted for net outflows of $10.3 million, and net principal disbursed on loans accounted for net inflows of $1.7 million.  Proceeds from sales of OREO accounted for $1.4 million and $2.1 million in investing cash inflows for the first three months of 2016 and 2015, respectively.

Net cash inflows from financing activities in the first three months of 2016 were $42.4 million, compared with net cash inflows of $33.3 million in the first three months of 2015.  Redemption of 15,778 shares of Series B Stock and dividends paid on Series B Stock accounted for net cash outflows of $16.8 million in the first three months of 2015.  Net deposit inflows in the first three months of 2016 were $37.6 million compared to net deposit inflows of $59.7 million in the first three months of 2015.  Other short-term borrowings had net cash inflows related to FHLBC advances of $5.0 million in the first three months of 2016 and outflows of $15.0 million in the first three months of 2015.  Changes in securities sold under repurchase agreements accounted for $218,000 in net outflows and $5.5 million in net inflows in the first three months of 2016 and 2015, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

In December 2015, the Federal Reserve raised short-term interest rates by 0.25%.  Although a great deal of domestic and international economic uncertainty remains, there is some market expectation that the Federal Reserve may increase short-term interest rates near the end of 2016.  Generally, Federal Reserve actions have not had a significant impact on long-term rates.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures from March 31, 2016, and December 31, 2015, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more, a situation that continues to date.  As of December 2015, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios decreased slightly as of March 2016,  primarily due to changes in how future principal cash flows of mortgage securities are projected.  Management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal funds rates and the Banks’s prime rate rose 0.25% in December of 2015, to 0.50% and 3.50%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2016
Dollar change	N/A	N/A	$(1,998)	$826	$1,909	$4,052
Percent change	N/A	N/A	(3.4)%	1.4%	3.3%	7.0%

December 31, 2015
Dollar change	N/A	N/A	$(2,336)	$1,040	$2,227	$4,434
Percent change	N/A	N/A	(4.1)%	1.8%	3.9%	7.8%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2015.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2016, and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2016, and March 31, 2015; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016, and March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016, and March 31, 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 6, 2016