Form 10-Q
period 2016-06-30
OLD SECOND BANCORP INC
filed 2016-08-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 5, 2016, the Registrant had outstanding 29,554,716 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$32,806	$26,975
Interest bearing deposits with financial institutions	7,525	13,363
Cash and cash equivalents	40,331	40,338
Securities available-for-sale, at fair value	764,551	456,066
Securities held-to-maturity, at amortized cost	-	247,746
Federal Home Loan Bank and Federal Reserve Bank stock	7,918	8,518
Loans held-for-sale	5,589	2,849
Loans	1,161,151	1,133,715
Less: allowance for loan losses	15,822	16,223
Net loans	1,145,329	1,117,492
Premises and equipment, net	38,953	39,612
Other real estate owned	16,252	19,141
Mortgage servicing rights, net	4,698	5,847
Bank-owned life insurance (BOLI)	59,653	59,049
Deferred tax assets, net	57,738	64,552
Other assets	18,762	15,818
Total assets	$2,159,774	$2,077,028

Liabilities
Deposits:
Noninterest bearing demand	$477,883	$442,639
Interest bearing:
Savings, NOW, and money market	902,576	908,598
Time	401,666	407,849
Total deposits	1,782,125	1,759,086
Securities sold under repurchase agreements	43,138	34,070
Other short-term borrowings	50,000	15,000
Junior subordinated debentures	57,567	57,543
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	13,823	9,900
Total liabilities	1,992,153	1,921,099

Stockholders’ Equity
Common stock	34,533	34,427
Additional paid-in capital	116,311	115,918
Retained earnings	121,080	114,209
Accumulated other comprehensive loss	(8,083)	(12,659)
Treasury stock	(96,220)	(95,966)
Total stockholders’ equity	167,621	155,929
Total liabilities and stockholders’ equity	$2,159,774	$2,077,028

	June 30, 2016		December 31, 2015
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	-	N/A	-	N/A
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	-	34,532,734	-	34,427,234
Shares outstanding	-	29,554,716	-	29,483,429
Treasury shares	-	4,978,018	-	4,943,805

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$13,039	$13,467	$26,097	$26,685
Loans held-for-sale	39	72	67	115
Securities:
Taxable	4,382	3,372	8,593	6,747
Tax exempt	220	163	399	304
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	84	77	168	154
Interest bearing deposits with financial institutions	15	19	34	31
Total interest and dividend income	17,779	17,170	35,358	34,036
Interest expense
Savings, NOW, and money market deposits	193	183	384	362
Time deposits	869	771	1,691	1,578
Other short-term borrowings	26	7	46	16
Junior subordinated debentures	1,083	1,071	2,167	2,143
Subordinated debt	243	202	482	399
Notes payable and other borrowings	2	-	4	4
Total interest expense	2,416	2,234	4,774	4,502
Net interest and dividend income	15,363	14,936	30,584	29,534
Loan loss reserve release	-	(2,300)	-	(2,300)
Net interest and dividend income after release for loan losses	15,363	17,236	30,584	31,834
Noninterest income
Trust income	1,502	1,596	2,871	3,082
Service charges on deposits	1,646	1,779	3,205	3,320
Secondary mortgage fees	280	281	473	525
Mortgage servicing (loss) / gain, net of changes in fair value	(311)	500	(931)	292
Net gain on sales of mortgage loans	1,642	1,695	2,854	3,318
Securities loss, net	-	(12)	(61)	(121)
Increase in cash surrender value of bank-owned life insurance	319	299	604	779
Debit card interchange income	1,049	1,050	1,996	2,009
Other income	1,150	1,076	2,541	3,033
Total noninterest income	7,277	8,264	13,552	16,237
Noninterest expense
Salaries and employee benefits	8,814	9,149	17,840	18,404
Occupancy expense, net	1,009	1,094	2,238	2,365
Furniture and equipment expense	1,078	1,065	2,036	2,066
FDIC insurance	362	377	565	650
General bank insurance	272	310	570	667
Advertising expense	435	353	782	558
Debit card interchange expense	620	400	823	752
Legal fees	191	420	352	643
Other real estate expense, net	879	2,388	1,617	3,740
Other expense	3,040	3,371	6,141	6,235
Total noninterest expense	16,700	18,927	32,964	36,080
Income before income taxes	5,940	6,573	11,172	11,991
Provision for income taxes	2,095	2,444	4,005	4,363
Net income	$3,845	$4,129	$7,167	$7,628
Preferred stock dividends and accretion of discount	-	710	-	1,534
Net income available to common stockholders	$3,845	$3,419	$7,167	$6,094

Basic earnings per share	$0.13	$0.12	$0.24	$0.21
Diluted earnings per share	0.13	0.12	0.24	0.21

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$3,845	$4,129	$7,167	$7,628

Unrealized holding gains (losses) on available-for-sale securities arising during the period	8,076	(575)	5,767	346
Related tax (expense) benefit	(3,233)	228	(2,308)	(210)
Holding gains (losses) after tax on available-for-sale securities	4,843	(347)	3,459	136

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	-	(12)	(61)	(121)
Income tax benefit on net realized losses	-	3	25	48
Net realized losses after tax	-	(9)	(36)	(73)
Other comprehensive income (loss) on available-for-sale securities	4,843	(338)	3,495	209

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	5,715	254	5,939	497
Related tax expense	(2,354)	(104)	(2,446)	(204)
Other comprehensive income on held-to-maturity securities	3,361	150	3,493	293

Changes in fair value of derivatives used for cashflow hedges	(1,597)	-	(4,024)	-
Related tax benefit	640	-	1,612	-
Other comprehensive loss on cashflow hedges	(957)	-	(2,412)	-

Total other comprehensive income (loss)	7,247	(188)	4,576	502
Total comprehensive income	$11,092	$3,941	$11,743	$8,130

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$7,167	$7,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	1,097	1,216
Change in fair value of mortgage servicing rights	1,774	513
Loan loss reserve release	-	(2,300)
Provision for deferred tax expense	3,717	4,206
Originations of loans held-for-sale	(83,698)	(114,718)
Proceeds from sales of loans held-for-sale	83,324	115,940
Net gain on sales of mortgage loans	(2,854)	(3,318)
Change in current income taxes receivable	259	27
Increase in cash surrender value of bank-owned life insurance	(604)	(392)
Change in accrued interest receivable and other assets	(3,152)	(2,167)
Change in accrued interest payable and other liabilities	(185)	(2,475)
Net premium (accretion)/amortization/discount on securities	(385)	154
Securities losses, net	61	121
Amortization of junior subordinated debentures issuance costs	24	24
Stock based compensation	325	344
Net gain on sale of other real estate owned	(67)	(337)
Provision for other real estate owned losses	940	2,697
Net cash provided by operating activities	7,743	7,163
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	25,687	28,292
Proceeds from sales of securities available-for-sale	44,993	56,121
Purchases of securities available-for-sale	(122,700)	(98,806)
Proceeds from maturities and calls including pay down of securities held-to-maturity	3,372	6,983
Proceeds from sales of Federal Home Loan Bank stock	600	787
Net change in loans	(28,805)	(7,582)
Improvements in other real estate owned	(12)	-
Proceeds from sales of other real estate owned	2,996	4,673
Net purchases of premises and equipment	(438)	(577)
Net cash used in investing activities	(74,307)	(10,109)
Cash flows from financing activities
Net change in deposits	23,039	28,497
Net change in securities sold under repurchase agreements	9,068	11,379
Net change in other short-term borrowings	35,000	(25,000)
Redemption of preferred stock	-	(15,778)
Dividends paid preferred stock	-	(1,716)
Dividends paid common stock	(296)	-
Purchase of treasury stock	(254)	(117)
Net cash provided by (used in) financing activities	66,557	(2,735)
Net change in cash and cash equivalents	(7)	(5,681)
Cash and cash equivalents at beginning of period	40,338	44,197
Cash and cash equivalents at end of period	$40,331	$38,516

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Six Months Ended
	June 30,
Supplemental cash flow information	2016	2015
Income taxes paid, net	$100	$130
Interest paid for deposits	2,053	1,993
Interest paid for borrowings	2,665	2,564
Non-cash transfer of loans to other real estate owned	968	7,015
Non-cash transfer of securities held-to-maturity to securities available-for-sale	244,823	-
Change in dividends accrued and declared but not paid	-	(182)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				7,628			7,628
Other comprehensive gain, net of tax					502		502
Change in restricted stock	58		(58)				-
Tax effect from vesting of restricted stock			33				33
Stock based compensation			344				344
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(15,778)					(15,778)
Preferred stock accretion and declared dividends				(1,534)			(1,534)
Balance, June 30, 2015	$34,423	$31,553	$115,651	$106,791	$(7,211)	$(95,966)	$185,241

Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income				7,167			7,167
Other comprehensive gain, net of tax					4,576		4,576
Dividends declared and paid, $0.01 per share				(296)			(296)
Change in restricted stock	106		(106)				-
Tax effect from vesting of restricted stock			174				174
Stock based compensation			325				325
Purchase of treasury stock						(254)	(254)
Balance, June 30, 2016	$34,533	$-	$116,311	$121,080	$(8,083)	$(96,220)	$167,621

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2015.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.  The Company is assessing the impact of ASU 2014-09 and other related ASUs as noted above on its accounting and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting:”  FASB issued this AS U as part of the Simplification Initiative.  This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016.  The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments:”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures.

Subsequent Events

On July 19, 2016, the Company’s Board of Directors declared a cash dividend of 1 cent per share payable on August 9, 2016, to stockholders of record as of July 29, 2016.

On August 1, 2016, the Company announced the Bank has agreed to acquire the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”), including approximately $82 million of deposits and $237 million of loans.  The acquisition is expected to close in the fourth quarter of 2016, subject to regulatory approval, the completion of Talmer’s pending merger with Chemical Financial Corporation and other customary closing conditions.

Note 2 – Securities

Investment Portfolio Management

Our investment portfolio serves the liquidity needs and income objectives of the Company.  While the portfolio serves as an important component of the overall liquidity management at the Bank, portions of the portfolio also serve as income producing assets.  The size and composition of the portfolio reflects liquidity needs, loan demand and interest income objectives.

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

In the second quarter of 2016, the securities held-to-maturity portfolio was reclassified to available-for-sale to allow for portfolio restructuring and to fund loan growth.  This transfer of $244.8 million was approved by the Board of Directors, and will preclude any holdings of securities held-to-maturity for a two year period.

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $3.2 million at June 30, 2016, and $3.7 million at December 31, 2015.  Reserve Bank stock was recorded at $4.8 million at June 30, 2016, and December 31, 2015.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at June 30, 2016, and December 31, 2015, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies	$1,668	$-	$(146)	$1,522
U.S. government agencies mortgage-backed	42,780	868	(2)	43,646
States and political subdivisions	41,830	791	-	42,621
Corporate bonds	30,505	227	(524)	30,208
Collateralized mortgage obligations	284,538	5,414	(727)	289,225
Asset-backed securities	262,625	568	(12,234)	250,959
Collateralized loan obligations	109,430	76	(3,136)	106,370
Total securities available-for-sale	$773,376	$7,944	$(16,769)	$764,551

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	1,683	-	(127)	1,556
U.S. government agencies mortgage-backed	2,040		(44)	1,996
States and political subdivisions	30,341	285	(100)	30,526
Corporate bonds	30,157	-	(757)	29,400
Collateralized mortgage obligations	68,743	24	(1,847)	66,920
Asset-backed securities	241,872	74	(10,038)	231,908
Collateralized loan obligations	94,374	-	(2,123)	92,251
Total securities available-for-sale	$470,719	$383	$(15,036)	$456,066
Securities held-to-maturity
U.S. government agency mortgage-backed	$36,505	$1,592	$-	$38,097
Collateralized mortgage obligations	211,241	3,302	(965)	213,578
Total securities held-to-maturity	$247,746	$4,894	$(965)	$251,675

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2016, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$20,633	1.84%	$20,674
Due after one year through five years	6,621	2.53%	6,718
Due after five years through ten years	36,167	2.35%	36,216
Due after ten years	10,582	1.76%	10,743
	74,003	2.14%	74,351
Mortgage-backed and collateralized mortgage obligations	327,318	2.52%	332,871
Asset-backed securities	262,625	1.63%	250,959
Collateralized loan obligations	109,430	3.51%	106,370
Total securities available-for-sale	$773,376	2.32%	$764,551

At June 30, 2016, the Company’s investments include $228.0 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, not less than 97% of the outstanding principal amount of the loans made under FFEL are guaranteed by the U.S. Department of Education.  In addition to the U.S. Department of Education guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $15.7 million, or 6.36%, of outstanding principal. A number of major student loan originators packaged loans and sold them as asset-backed securities.

Securities with unrealized losses at June 30, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			Greater than 12 months
June 30, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$146	$1,522	1	$146	$1,522
U.S. government agencies mortgage-backed	1	2	928	-	-	-	1	2	928
States and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate bonds	2	29	5,446	5	495	14,535	7	524	19,981
Collateralized mortgage obligations	9	218	15,684	11	509	44,476	20	727	60,160
Asset-backed securities	12	1,933	64,983	10	10,301	127,609	22	12,234	192,592
Collateralized loan obligations	2	366	11,603	11	2,770	74,698	13	3,136	86,301
Total securities available-for-sale	26	$2,548	$98,644	38	$14,221	$262,840	64	$16,769	$361,484

	Less than 12 months			Greater than 12 months
December 31, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$127	$1,556	1	$127	$1,556
U.S. government agencies mortgage-backed	1	44	1,996	-	-	-	1	44	1,996
States and political subdivisions	2	19	1,541	1	81	1,713	3	100	3,254
Corporate bonds	5	292	14,866	3	465	14,534	8	757	29,400
Collateralized mortgage obligations	4	334	16,218	7	1,513	43,618	11	1,847	59,836
Asset-backed securities	9	2,080	78,301	8	7,958	121,217	17	10,038	199,518
Collateralized loan obligations	5	446	29,480	9	1,677	62,771	14	2,123	92,251
Total securities available-for-sale	26	$3,215	$142,402	29	$11,821	$245,409	55	$15,036	$387,811
Securities held-to-maturity
Collateralized mortgage obligations	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149
Total securities held-to-maturity	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149

Recognition of other-than-temporary impairment was not necessary in the three and six months ending June 30, 2016, or the year ended December 31, 2015.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	June 30, 2016	December 31, 2015
Commercial	$156,562	$130,362
Real estate - commercial	600,942	605,721
Real estate - construction	22,204	19,806
Real estate - residential	352,595	351,007
Consumer	2,966	4,216
Overdraft	504	483
Lease financing receivables	13,160	10,953
Other	11,127	10,130
	1,160,060	1,132,678
Net deferred loan costs	1,091	1,037
Total loans	$1,161,151	$1,133,715

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral was obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 84.0% and 86.1% of the portfolio at June 30, 2016, and December 31, 2015, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
June 30, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$337	$-	$-	$337	$168,857	$528	$169,722	$-
Real estate - commercial
Owner occupied general purpose	-	-	-	-	123,080	1,643	124,723	-
Owner occupied special purpose	-	-	-	-	164,610	537	165,147	-
Non-owner occupied general purpose	-	429	-	429	157,025	2,644	160,098	-
Non-owner occupied special purpose	-	-	-	-	104,296	1,649	105,945	-
Retail properties	-	-	-	-	29,306	2,034	31,340	-
Farm	112	-	-	112	13,577	-	13,689	-
Real estate - construction
Homebuilder	22	-	-	22	779	-	801	-
Land	-	-	-	-	1,154	-	1,154	-
Commercial speculative	-	-	-	-	5,023	78	5,101	-
All other	-	-	-	-	15,148	-	15,148	-
Real estate - residential
Investor	-	216	-	216	128,530	931	129,677	-
Owner occupied	-	26	-	26	116,186	5,757	121,969	-
Revolving and junior liens	210	16	-	226	98,264	2,459	100,949	-
Consumer	-	-	-	-	2,966	-	2,966	-
Other[2]	-	-	-	-	12,722	-	12,722	-
Total	$681	$687	$-	$1,368	$1,141,523	$18,260	$1,161,151	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$394	$-	$-	$394	$140,848	$73	$141,315	$-
Real estate - commercial
Owner occupied general purpose	652	119	-	771	123,479	1,254	125,504	-
Owner occupied special purpose	358	-	-	358	170,827	763	171,948	-
Non-owner occupied general purpose	-	-	-	-	166,668	975	167,643	-
Non-owner occupied special purpose	-	-	-	-	92,387	-	92,387	-
Retail properties	-	-	-	-	34,352	-	34,352	-
Farm	-	-	-	-	12,615	1,272	13,887	-
Real estate - construction
Homebuilder	-	-	-	-	2,604	-	2,604	-
Land	-	-	-	-	1,137	-	1,137	-
Commercial speculative	-	-	-	-	2,117	83	2,200	-
All other	6	77	65	148	13,717	-	13,865	65
Real estate - residential
Investor	101	-	-	101	125,611	972	126,684	-
Owner occupied	1,083	446	-	1,529	110,885	6,378	118,792	-
Revolving and junior liens	344	68	-	412	102,500	2,619	105,531	-
Consumer	4	-	-	4	4,212	-	4,216	-
Other[2]	-	-	-	-	11,650	-	11,650	-
Total	$2,942	$710	$65	$3,717	$1,115,609	$14,389	$1,133,715	$65

1 The “Commercial” class includes lease financing receivables.

2 The “Other” class includes overdrafts and net deferred costs.

Credit Quality Indicators

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

June 30, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$165,331	$1,932	$2,459	$-	$169,722
Real estate - commercial
Owner occupied general purpose	122,135	56	2,532	-	124,723
Owner occupied special purpose	162,257	2,353	537	-	165,147
Non-owner occupied general purpose	156,773	252	3,073	-	160,098
Non-owner occupied special purpose	100,456	-	5,489	-	105,945
Retail Properties	27,846	1,460	2,034	-	31,340
Farm	12,278	1,355	56	-	13,689
Real estate - construction
Homebuilder	801	-	-	-	801
Land	1,154	-	-	-	1,154
Commercial speculative	5,023	-	78	-	5,101
All other	14,969	-	179	-	15,148
Real estate - residential
Investor	128,367	-	1,310	-	129,677
Owner occupied	115,429	-	6,540	-	121,969
Revolving and junior liens	97,579	-	3,370	-	100,949
Consumer	2,965	-	1	-	2,966
Other	12,692	30	-	-	12,722
Total	$1,126,055	$7,438	$27,658	$-	$1,161,151

December 31, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$136,078	$3,208	$2,029	$-	$141,315
Real estate - commercial
Owner occupied general purpose	123,827	-	1,677	-	125,504
Owner occupied special purpose	171,185	-	763	-	171,948
Non-owner occupied general purpose	163,956	1,908	1,779	-	167,643
Non-owner occupied special purpose	88,468	-	3,919	-	92,387
Retail Properties	30,432	1,490	2,430	-	34,352
Farm	12,615	-	1,272	-	13,887
Real estate - construction
Homebuilder	2,604	-	-	-	2,604
Land	1,137	-	-	-	1,137
Commercial speculative	2,117	-	83	-	2,200
All other	13,865	-	-	-	13,865
Real estate - residential
Investor	125,548	-	1,136	-	126,684
Owner occupied	111,713	-	7,079	-	118,792
Revolving and junior liens	102,476	-	3,055	-	105,531
Consumer	4,215	-	1	-	4,216
Other	11,650	-	-	-	11,650
Total	$1,101,886	$6,606	$25,223	$-	$1,133,715

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $2.5 million and $3.9 million residential assets in the process of foreclosure as of June 30, 2016, and December 31, 2015, respectively.

Impaired loans by class of loans for the June 2016 periods listed were as follows:

				Six Months Ended
	As of June 30, 2016			June 30, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$528	$608	$-	$299	$-
Commercial real estate
Owner occupied general purpose	2,674	3,056	-	2,494	44
Owner occupied special purpose	537	659	-	650	-
Non-owner occupied general purpose	2,098	2,455	-	1,573	1
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	2,034	2,386	-	1,017	-
Farm	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	78	84	-	80	-
All other	-	-	-	-	-
Residential
Investor	1,851	2,170	-	1,879	23
Owner occupied	9,709	11,287	-	10,124	79
Revolving and junior liens	2,615	3,915	-	2,673	6
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	22,124	26,620	-	21,425	153
With an allowance recorded
Commercial	-	5	-	1	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	612	612	116	306	-
Non-owner occupied special purpose	1,649	1,649	636	825	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Owner occupied	333	333	6	222	-
Revolving and junior liens	-	-	-	23	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	2,594	2,599	758	1,377	-
Total impaired loans	$24,718	$29,219	$758	$22,802	$153

Impaired loans by class of loans for the December and June 2015 periods listed were as follows:

				Six Months Ended
	As of December 31, 2015			June 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$70	$149	$-	$1,050	$-
Commercial real estate
Owner occupied general purpose	2,314	3,004	-	5,102	39
Owner occupied special purpose	763	871	-	1,470	12
Non-owner occupied general purpose	1,047	1,065	-	2,780	-
Non-owner occupied special purpose	-	-	-	711	-
Retail properties	-	-	-	-	-
Farm	1,272	1,338	-	636	-
Construction
Homebuilder	-	-	-	896	-
Land	-	-	-	-	-
Commercial speculative	83	86	-	1,736	-
All other	-	-	-	260	-
Residential
Investor	1,906	2,259	-	2,057	19
Owner occupied	10,539	11,999	-	11,427	90
Revolving and junior liens	2,731	3,947	-	2,337	2
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	20,725	24,718	-	30,462	162
With an allowance recorded
Commercial	3	8	3	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	38	-
Non-owner occupied special purpose	-	-	-	89	9
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	260	-
Residential
Investor	-	-	-	68	-
Owner occupied	112	112	31	18	-
Revolving and junior liens	46	46	-	416	2
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	161	166	34	889	11
Total impaired loans	$20,886	$24,884	$34	$31,351	$173

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	-	$-	$-	2	$312	$220
Real estate - residential
Owner occupied
HAMP[2]	-	-	-	1	239	237
Revolving and junior liens
HAMP[2]	1	39	39	4	469	438
Total	1	$39	$39	7	$1,020	$895

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Bifurcate[3]	-	$-	$-	1	$300	$177
Real estate - residential
Owner occupied
Other[1]	1	46	45	3	404	414
Revolving and junior liens
HAMP[2]	4	233	233	4	233	233
Total	5	$279	$278	8	$937	$824

1 Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

3 Bifurcate: Refers to an “A/B” restructure separated into two notes, charging off the entire B portion of the note.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the three and six months ended June 30, 2016, and June 30, 2015, that was restructured within the 12 month period prior to default.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and six months ending June 30, 2016, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended June 30, 2016
Beginning balance	$2,357	$8,793	$250	$1,664	$1,081	$2,101	$16,246
Charge-offs	8	690	-	171	67	-	936
Recoveries	8	145	6	290	63	-	512
Provision (Release)	(662)	706	124	1,150	(215)	(1,103)	-
Ending balance	$1,695	$8,954	$380	$2,933	$862	$998	$15,822

Six months ended June 30, 2016
Beginning balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	32	692	-	437	150	-	1,311
Recoveries	12	228	11	519	140	-	910
Provision (Release)	(381)	405	104	1,157	(318)	(967)	-
Ending balance	$1,695	$8,954	$380	$2,933	$862	$998	$15,822

Ending balance: Individually evaluated for impairment	$-	$752	$-	$6	$-	$-	$758
Ending balance: Collectively evaluated for impairment	$1,695	$8,202	$380	$2,927	$862	$998	$15,064

Loans:
Ending balance	$169,722	$600,942	$22,204	$352,595	$2,966	$12,722	$1,161,151
Ending balance: Individually evaluated for impairment	$528	$9,604	$78	$14,508	$-	$-	$24,718
Ending balance: Collectively evaluated for impairment	$169,194	$591,338	$22,126	$338,087	$2,966	$12,722	$1,136,433

Changes in the allowance for loan losses by segment of loans based on method of impairment for June 30, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended June 30, 2015
Beginning balance	$1,512	$14,033	$1,272	$1,917	$1,417	$1,030	$21,181
Charge-offs	858	1,031	1	159	93	-	2,142
Recoveries	83	965	61	403	70	-	1,582
Provision (Release)	895	(3,766)	(670)	(301)	(145)	1,687	(2,300)
Ending balance	$1,632	$10,201	$662	$1,860	$1,249	$2,717	$18,321

Six months ended June 30, 2015
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	890	1,526	2	777	211	-	3,406
Recoveries	224	1,295	66	627	178	-	2,390
Provision (Release)	654	(2,145)	(877)	29	(172)	211	(2,300)
Ending balance	$1,632	$10,201	$662	$1,860	$1,249	$2,717	$18,321

Ending balance: Individually evaluated for impairment	$-	$-	$27	$111	$-	$-	$138
Ending balance: Collectively evaluated for impairment	$1,632	$10,201	$635	$1,749	$1,249	$2,717	$18,183

Loans:
Ending balance	$131,943	$612,379	$32,157	$365,989	$3,854	$12,561	$1,158,883
Ending balance: Individually evaluated for impairment	$600	$6,398	$3,952	$15,866	$-	$-	$26,816
Ending balance: Collectively evaluated for impairment	$131,343	$605,981	$28,205	$350,123	$3,854	$12,561	$1,132,067

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2016	2015	2016	2015
Balance at beginning of period	$17,745	$35,461	$19,141	$31,982
Property additions	586	907	968	7,015
Property improvements	-	-	12	-
Less:
Property disposals, net of gains/losses	1,590	2,316	2,929	4,336
Period valuation adjustments	489	2,088	940	2,697
Balance at end of period	$16,252	$31,964	$16,252	$31,964

Activity in the valuation allowance was as follows:

	2016	2015	2016	2015
Balance at beginning of period	$14,399	$19,456	$14,127	$19,229
Provision for unrealized losses	489	2,088	940	2,697
Reductions taken on sales	(1,511)	(1,568)	(1,690)	(1,950)
Other adjustments	-	93	-	93
Balance at end of period	$13,377	$20,069	$13,377	$20,069

Expenses related to OREO, net of lease revenue includes:

	2016	2015	2016	2015
Gain on sales, net	$(25)	$(242)	$(67)	$(337)
Provision for unrealized losses	489	2,088	940	2,697
Operating expenses	420	749	856	1,750
Less:
Lease revenue	5	207	112	370
Net OREO expense	$879	$2,388	$1,617	$3,740

Note 6 – Deposits

Major classifications of deposits were as follows:

	June 30, 2016	December 31, 2015
Noninterest bearing demand	$477,883	$442,639
Savings	258,269	252,169
NOW accounts	378,622	376,720
Money market accounts	265,685	279,709
Certificates of deposit of less than $100,000	231,862	235,336
Certificates of deposit of $100,000 through $250,000	108,047	109,855
Certificates of deposit of more than $250,000	61,757	62,658
Total deposits	$1,782,125	$1,759,086

Note 7 – Borrowings

The following table is a summary of borrowings as of June 30, 2016, and December 31, 2015.  Junior subordinated debentures are discussed in detail in Note 8:

	June 30, 2016	December 31, 2015
Securities sold under repurchase agreements	$43,138	$34,070
FHLBC advances[1]	50,000	15,000
Junior subordinated debentures	57,567	57,543
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Total borrowings	$196,205	$152,113

1 Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $43.1 million at June 30, 2016, and $34.1 million at December 31, 2015.  The fair value of the pledged collateral was $48.4 million at June 30, 2016 and $45.4 million at December 31, 2015.  At June 30, 2016, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2016, the Bank had taken an advance of $50.0 million on the FHLBC stock valued at $3.2 million, collateralized by securities with a fair value of $132.4 million and loans with a principal balance of $169.2 million, which carried a FHLBC calculated combined collateral value of $237.7 million.  The Company had excess collateral of $186.4 million available to secure borrowings at June 30, 2016.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank.  That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on, either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both June 30, 2016, and December 31, 2015.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At June 30, 2016, and December 31, 2015, the Company was in compliance with all covenants contained within the credit agreement.

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

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2016, the Company is current on the payments due on these securities.

Note 9 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.   At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2016,  604,507 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $325,000 in the first six months of 2016.

There were no stock options granted in the second quarter of 2016 and 2015.  All stock options are granted for a term of ten years.  There were no stock options exercised during the second quarter of 2016 and 2015 or for the first half of 2016 and 2015.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have vested.

A summary of stock option activity in the Plans for the six months ending June 30, 2016, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	162,500	$27.03
Canceled	-	-
Expired	-	-
Ending outstanding	162,500	$27.03	1.1	$-

Exercisable at end of period	162,500	$27.03	1.1	$-

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

The Company granted restricted stock under its equity compensation plans beginning in 2005 and it began granting restricted stock units in February 2009.  Restricted stock awards under the Plans generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Restricted stock units under the Plans are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

There were 120,000 restricted awards issued under the Plans during the six months ending June 30, 2016.  There were 101,500 restricted awards issued during the six months ending June 30, 2015.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the six months ending June 30, 2016, is as follows:

	June 30, 2016
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	348,000	$4.50
Granted	120,000	6.81
Vested	(105,500)	3.28
Forfeited	-	-
Nonvested at June 30	362,500	$5.62

Total unrecognized compensation cost of restricted awards was $1.2 million as of June 30, 2016, which is expected to be recognized over a weighted-average period of 2.16 years.  Total unrecognized compensation cost of restricted awards was $989,000 as of June 30, 2015, which was expected to be recognized over a weighted-average period of 2.35 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of June 30 (in thousands except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Weighted-average common shares outstanding	29,535,915	29,475,682	29,509,672	29,473,004
Net income	$3,845	$4,129	$7,167	$7,628
Preferred stock dividends and accretion	-	710	-	1,534
Net earnings available to common stockholders	$3,845	$3,419	$7,167	$6,094
Basic earnings per share	$0.13	$0.12	$0.24	$0.21
Diluted earnings per share:
Weighted-average common shares outstanding	29,535,915	29,475,682	29,509,672	29,473,004
Dilutive effect of nonvested restricted awards[1]	305,324	271,571	313,832	239,948
Diluted average common shares outstanding	29,841,239	29,747,253	29,823,504	29,712,952
Net earnings available to common stockholders	$3,845	$3,419	$7,167	$6,094
Diluted earnings per share	$0.13	$0.12	$0.24	$0.21

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	977,839	1,044,339	977,839	1,044,339

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of June 30, 2016, and June 30, 2015, because the warrant was anti-dilutive.  Of note, the ten year warrant was issued in 2009, and was sold at auction by the Treasury in June 2013 to a third party investor.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2016, the Bank exceeded those thresholds.

At June 30, 2016, the Bank’s Tier 1 capital leverage ratio was 10.26%, an increase of 32 basis points from December 31, 2015, and well above the 8.00% objective.  The Bank’s total capital ratio was 15.74%, an increase of 51 basis points from December 31, 2015, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2016, and December 31, 2015.

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

At June 30, 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable		Action Provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$152,617	10.30%	$75,938	5.125%	N/A	N/A
Old Second Bank	216,498	14.67	75,634	5.125	$95,926	6.50%
Total capital to risk weighted assets
Consolidated	222,649	15.03	127,768	8.625	N/A	N/A
Old Second Bank	232,315	15.74	127,301	8.625	147,595	10.00
Tier 1 capital to risk weighted assets
Consolidated	188,276	12.71	98,138	6.625	N/A	N/A
Old Second Bank	216,498	14.67	97,771	6.625	118,063	8.00
Tier 1 capital to average assets
Consolidated	188,276	8.94	84,240	4.00	N/A	N/A
Old Second Bank	216,498	10.26	84,405	4.00	105,506	5.00

December 31, 2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,410	10.55%	$64,582	4.50%	N/A	N/A
Old Second Bank	202,158	14.10	64,519	4.50	$93,193	6.50%
Total capital to risk weighted assets
Consolidated	223,311	15.56	114,813	8.00	N/A	N/A
Old Second Bank	218,375	15.23	114,708	8.00	143,385	10.00
Tier 1 capital to risk weighted assets
Consolidated	176,625	12.30	86,159	6.00	N/A	N/A
Old Second Bank	202,158	14.10	86,025	6.00	114,700	8.00
Tier 1 capital to average assets
Consolidated	176,625	8.69	81,300	4.00	N/A	N/A
Old Second Bank	202,158	9.94	81,351	4.00	101,689	5.00

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the six months ended June 30, 2016, there were no significant transfers between levels.  For the six months ended June 30, 2015, there was a transfer of $24.9 million from Level 3 to Level 2 in asset-backed securities.

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

•

Auction rate securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.  Therefore, the valuations of auction rate asset-backed securities were transferred to Level 2 valuations.

•	Asset-backed collateralized loan obligations were priced using data from a pricing matrix supported by our bond accounting service provider and are therefore considered Level 2 valuations.
•

Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used.  The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range.  Management reviews this report and applies judgment in adjusting calculations, usually in the last quarter of the year, related to securities pricing.

•	Residential mortgage loans eligible for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
•

Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS, are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2016, and December 31, 2015, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies	$-	$1,522	$-	$1,522
U.S. government agencies mortgage-backed	-	43,646	-	43,646
States and political subdivisions	-	42,621	-	42,621
Corporate bonds	-	30,208	-	30,208
Collateralized mortgage obligations	-	289,225	-	289,225
Asset-backed securities	-	250,959	-	250,959
Collateralized loan obligations	-	106,370	-	106,370
Loans held-for-sale	-	5,589	-	5,589
Mortgage servicing rights	-	-	4,698	4,698
Other assets (Interest rate swap agreements)	-	668	-	668
Other assets (Mortgage banking derivatives)	-	328	-	328
Total	$-	$771,136	$4,698	$775,834

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$5,323	$-	$5,323
Total	$-	$5,323	$-	$5,323

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	-	1,556	-	1,556
U.S. government agencies mortgage-backed	-	1,996	-	1,996
States and political subdivisions	-	30,415	111	30,526
Corporate bonds	-	29,400	-	29,400
Collateralized mortgage obligations	-	66,920	-	66,920
Asset-backed securities	-	231,908	-	231,908
Collateralized loan obligations	-	92,251	-	92,251
Loans held-for-sale	-	2,849	-	2,849
Mortgage servicing rights	-	-	5,847	5,847
Other assets (Interest rate swap agreements net of swap credit valuation)	-	114	-	114
Other assets (Mortgage banking derivatives)	-	188	-	188
Total	$1,509	$457,597	$5,958	$465,064

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$745	$-	$745
Total	$-	$745	$-	$745

The significant increase in the total assets measured at fair value on a recurring basis is primarily due to the transfer of securities held-to-maturity to securities available-for-sale in the second quarter of 2016.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2016
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2016	$111	$5,847
Transfers out of Level 3	(42)	-
Total gains or losses
Included in earnings (or changes in net assets)	-	(1,464)
Included in other comprehensive income	9	-
Purchases, issuances, sales, and settlements
Issuances	-	625
Settlements	(78)	(310)
Sales	-	-
Ending balance June 30, 2016	$-	$4,698

	Six Months Ended June 30, 2015
	Securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(137)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	935
Settlements	-	-	(376)
Sales	(27,455)	-	-
Ending balance June 30, 2015	$-	$118	$5,884

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$4,698	Discounted Cash Flow	Discount Rate	10.0-17.0%	10.2%
			Prepayment Speed	6.0-39.3%	15.3%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,847	Discounted Cash Flow	Discount Rate	10.0-15.5%	10.2%
			Prepayment Speed	6.0-35.2%	10.1%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2016, and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$1,836	$1,836
Other real estate owned, net[2]	-	-	16,252	16,252
Total	$-	$-	$18,088	$18,088

1   Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $2.6 million, with a valuation allowance of $758,000 resulting in an increase of specific allocations within the allowance for loan losses of $724,000 for the six months ending June 30, 2016.

2   OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $16.3 million, which is made up of the outstanding balance of $31.3 million, net of a valuation allowance of $13.4 million and participations of $1.7 million, at June 30, 2016.

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

Note 13 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$32,806	$32,806	$32,806	$-	$-
Interest bearing deposits with financial institutions	7,525	7,525	7,525	-	-
Securities available-for-sale	764,551	764,551	-	764,551	-
FHLBC and Reserve Bank Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	5,589	5,589	-	5,589	-
Loans, net	1,145,329	1,154,760	-	-	1,154,760
Accrued interest receivable	4,677	4,677	-	4,677	-

Financial liabilities:
Noninterest bearing deposits	$477,883	$477,883	$477,883	$-	$-
Interest bearing deposits	1,304,242	1,307,460	-	1,307,460	-
Securities sold under repurchase agreements	43,138	43,138	-	43,138	-
Other short-term borrowings	50,000	50,000	-	50,000	-
Junior subordinated debentures	57,567	56,226	33,354	22,872	-
Subordinated debenture	45,000	42,109	-	42,109	-
Note payable and other borrowings	500	459	-	459	-
Interest rate swap agreements	4,655	4,655		4,655
Borrowing interest payable	86	86	-	86	-
Deposit interest payable	467	467	-	467	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,975	$26,975	$26,975	$-	$-
Interest bearing deposits with financial institutions	13,363	13,363	13,363	-	-
Securities available-for-sale	456,066	456,066	1,509	454,446	111
Securities held-to-maturity	247,746	251,675	-	251,675	-
FHLBC and Reserve Bank Stock	8,518	8,518	-	8,518	-
Loans held-for-sale	2,849	2,849	-	2,849	-
Loans, net	1,117,492	1,126,959	-	-	1,126,959
Accrued interest receivable	4,464	4,464	-	4,464	-

Financial liabilities:
Noninterest bearing deposits	$442,639	$442,639	$442,639	$-	$-
Interest bearing deposits	1,316,447	1,316,550	-	1,316,550	-
Securities sold under repurchase agreements	34,070	34,070	-	34,070	-
Other short-term borrowings	15,000	15,000	-	15,000	-
Junior subordinated debentures	57,543	53,851	31,606	22,245	-
Subordinated debenture	45,000	41,101	-	41,101	-
Note payable and other borrowings	500	445	-	445	-
Interest rate swap agreements	631	631		631
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	445	445	-	445	-

Note 14 – Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of June 30, 2016, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	June 30, 2016	December 31, 2015
Notional amount	$25,774	$25,774
Unrealized loss	(4,655)	(631)

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $7.2 million in securities available-for-sale pledged to support interest rate swap activity with two correspondent financial institutions at June 30, 2016.  The Bank had $2.4 million in securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2015.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At June 30, 2016, the notional amount of non-hedging interest rate swaps was $35.7 million with a weighted average maturity of 5.2 years.  At December 31, 2015, the notional amount of non-hedging interest rate swaps was $20.7 million with a weighted average maturity of 5.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of June 30, 2016, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$35,700	Other Assets	$668	Other Liabilities	$668
Commitments[1]	249,885	Other Assets	328	N/A	-
Forward contracts[2]	27,000	N/A	-	Other Liabilities	-
Total			$996		$668

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2015.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$20,708	Other Assets	$114	Other Liabilities	$114
Commitments[1]	226,346	Other Assets	188	N/A	-
Forward contracts[2]	15,500	N/A	-	Other Liabilities	-
Total			$302		$114

1Includes unused loan commitments and interest rate lock commitments.

2Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2016, and December 31, 2015.

The following table is a summary of letter of credit commitments (in thousands):

	June 30, 2016			December 31, 2015
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$127	$3,586	$3,713	$60	$3,572	$3,632
Commercial standby	-	51	51	-	47	47
Performance standby	66	7,313	7,379	66	7,350	7,416
	193	10,950	11,143	126	10,969	11,095
Non-borrower:
Performance standby	-	575	575	-	575	575
	-	575	575	-	575	575
Total letters of credit	$193	$11,525	$11,718	$126	$11,544	$11,670

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2016, as compared to December 31, 2015, and the results of operations for the three and six months ending June 30, 2016, and June 30, 2015.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2015 Form 10-K.  The results of operations for the quarter and six months ending June 30, 2016 are not necessarily indicative of future results.

Our robust and flexible community banking franchise has emerged from the difficult years following 2008 and is positioned for further success as an enduring entity following our strong fundamental approach.  We expect to work through difficult industry and regulatory developments which make it more challenging to attain the levels of profitability and growth we experienced prior to 2008.  However, as we look to provide value to our customers and the communities in which we operate, we still find only moderate growth in our local markets.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for their growth.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals remain at low levels while strong sales efforts have driven moderate loan growth and portfolio diversity.  The Company generated increased net interest income in the current quarter over both of the prior quarters ending December 31, 2015 and June 30, 2015.  The Company’s noninterest income continued to be challenged by low interest rates which drove a decrease in the value of mortgage servicing rights, while noninterest expenses were well controlled for the current quarter.

Results of Operations

Management has remained vigilant in analyzing loan portfolio quality and deciding whether to charge-off loans.  The second quarter review of the loan portfolio concluded that the allowance for loan and lease losses was adequate and appropriate for estimated incurred losses at June 30, 2016.  Management review of the loan portfolio concluded that neither a loan loss reserve release nor an additional loan loss provision was appropriate in the second quarter of 2016.    In the second quarter of 2015, a loan loss reserve release of $2.3 million was recorded based on management’s review of the loan portfolio and reserve levels.

Net income before taxes of $5.9 million in the second quarter of 2016 compares to $6.6 million in the second quarter of 2015.  When compared to the second quarter of 2015, the second quarter of 2016 reflected slightly higher levels of net interest and dividend income with lower noninterest income and noninterest expense.   Noninterest income in the 2016 period was impacted by a $1.0 million writedown to mortgage servicing rights and lower service charges on deposits.  Noninterest expense decreased in the second quarter of 2016 when compared to the second quarter of 2015 primarily due to lower expenses related to OREO and salaries and employee benefits.

Earnings for the second quarter of 2016  were $0.13 per diluted share on $3.8 million of net income available to common stockholders.  This compares to $0.12 per diluted share on net income available to common stockholders of $3.4 million for the second quarter of 2015.    Earnings per share for the first six months of 2016  was $0.24 per diluted share on $7.2 million of net income available to common stockholders.  This compares to $0.21 per diluted share on net income available to common stockholders of $6.1 million for the first six month of 2015.

Net Interest Income

Net interest and dividend income increased by $427,000 from $14.9 million for the quarter ended June 30, 2015 to $15.4 million for the quarter ended June 30, 2016.  Average earning assets for the second quarter of 2016 increased $80.3 million as compared to the fourth quarter of 2015 to a total of $1.93 billion.  Average total securities and average loans, including loans held-for-sale, increased by $73.3 million and $9.8 million, respectively, in the second quarter of 2016 as compared to the last quarter of 2015.  Average earnings assets increased $79.0 million, or 4.3%, for the second quarter of 2016 as compared to the 2015 like quarter.

Average earnings assets also experienced growth of $75.6 million, or 4.1%, in the six month period ending June 30, 2016 as compared to the six months ended June 30, 2015.    A modest increase in interest and dividend income of $1.3 million, or 3.9%, in the six months ended June 30, 2016 as compared to the like 2015 period, was driven by growth in the securities portfolio.  Interest expense increased during the second quarter and the first six months of 2016, $182,000 and $272,000, respectively when compared to both the second quarter and the first six months of 2015.  Quarterly average interest bearing liabilities were higher by $34.2 million, or 2.3%, and $39.2 million, or 2.7%, when compared to December 31, 2015 and June 30, 2015, respectively.  Also slightly higher rates offered on time deposits and paid on subordinated debt resulted in the growth of interest expense.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, increased from 3.17% in the fourth quarter of 2015 to 3.22% in the second quarter of 2016, but dipped only 3 basis point when compared to the second quarter of 2015.   The average tax-equivalent yield on earning assets was essentially unchanged at 3.69% for the second quarter of 2015 compared to 3.68% in the  second quarter of 2016.  The cost of funds on interest bearing liabilities was 0.65% for the second quarter of 2016, 0.63% for the fourth quarter of 2015, and 0.62% second for the quarter of 2015.

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

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month periods ended June 30, 2016,  December 31, 2015, and June 30, 2015, and six month periods ended June 30, 2016, and 2015.

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average liabilities for the periods indicated.  Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	June 30, 2016			December 31, 2015			June 30, 2015
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$12,048	$15	0.49	$13,859	$12	0.34	$29,880	$19	0.25
Securities:
Taxable	721,837	4,382	2.43	674,690	3,819	2.26	635,469	3,372	2.12
Non-taxable (TE)	43,241	339	3.14	17,090	179	4.19	29,424	251	3.41
Total securities	765,078	4,721	2.47	691,780	3,998	2.31	664,893	3,623	2.18
Dividends from Reserve Bank and FHLBC stock	7,431	84	4.52	8,451	76	3.60	8,409	77	3.66
Loans and loans held-for-sale[1]	1,150,130	13,101	4.51	1,140,308	13,057	4.48	1,152,485	13,566	4.66
Total interest earning assets	1,934,687	17,921	3.68	1,854,398	17,143	3.64	1,855,667	17,285	3.69
Cash and due from banks	28,597	-	-	28,781	-	-	29,153	-	-
Allowance for loan losses	(16,415)	-	-	(16,598)	-	-	(20,546)	-	-
Other noninterest bearing assets	192,896	-	-	202,015	-	-	218,374	-	-
Total assets	$2,139,765			$2,068,596			$2,082,648

Liabilities and Stockholders' Equity
NOW accounts	$386,485	$88	0.09	$360,786	$79	0.09	$334,694	$73	0.09
Money market accounts	272,583	66	0.10	284,209	70	0.10	296,872	71	0.10
Savings accounts	261,321	39	0.06	248,952	38	0.06	254,243	39	0.06
Time deposits	402,912	869	0.87	409,353	824	0.80	410,066	771	0.75
Interest bearing deposits	1,323,301	1,062	0.32	1,303,300	1,011	0.31	1,295,875	954	0.30
Securities sold under repurchase agreements	37,433	1	0.01	26,569	1	0.01	31,234	-	-
Other short-term borrowings	28,187	25	0.35	24,837	10	0.16	22,638	7	0.12
Junior subordinated debentures	57,561	1,083	7.53	57,538	1,072	7.45	57,513	1,071	7.45
Subordinated debt	45,000	243	2.14	45,000	210	1.83	45,000	202	1.78
Notes payable and other borrowings	500	2	1.58	500	2	1.57	500	-	-
Total interest bearing liabilities	1,491,982	2,416	0.65	1,457,744	2,306	0.63	1,452,760	2,234	0.62
Noninterest bearing deposits	472,450	-	-	445,083	-	-	435,093	-	-
Other liabilities	12,511	-	-	10,488	-	-	10,962	-	-
Stockholders' equity	162,822	-	-	155,281	-	-	183,833	-	-
Total liabilities and stockholders' equity	$2,139,765			$2,068,596			$2,082,648
Net interest income (TE)		$15,505			$14,837			$15,051
Net interest income (TE)
to total earning assets			3.22			3.17			3.25
Interest bearing liabilities to earning assets	77.12%			78.61%			78.29%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $531,000,  $430,000 and $463,000 for the second quarter of 2016, the fourth quarter of 2015 and the second quarter of 2015, respectively.  Nonaccrual loans are included in the above-stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Six Months Ended June 30, 2016 and 2015

(In thousands - unaudited)

	2016			2015
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$13,781	$34	0.49	$23,984	$31	0.26
Securities:
Taxable	712,392	8,593	2.41	625,440	6,747	2.16
Non-taxable (TE)	36,994	614	3.32	26,487	468	3.53
Total securities	749,386	9,207	2.46	651,927	7,215	2.21
Dividends from Reserve Bank and FHLBC stock	7,974	168	4.21	8,732	154	3.53
Loans and loans held-for-sale[1]	1,146,014	26,211	4.52	1,156,940	26,855	4.62
Total interest earning assets	1,917,155	35,620	3.69	1,841,583	34,255	3.70
Cash and due from banks	28,205	-	-	30,441	-	-
Allowance for loan losses	(16,336)	-	-	(21,073)	-	-
Other noninterest bearing assets	195,077	-	-	218,023	-	-
Total assets	$2,124,101			$2,068,974

Liabilities and Stockholders' Equity
NOW accounts	$383,321	$172	0.09	$336,529	$145	0.09
Money market accounts	276,460	134	0.10	297,594	141	0.10
Savings accounts	258,190	78	0.06	249,650	76	0.06
Time deposits	405,328	1,691	0.84	414,317	1,578	0.77
Interest bearing deposits	1,323,299	2,075	0.32	1,298,090	1,940	0.30
Securities sold under repurchase agreements	36,605	2	0.01	27,357	1	0.01
Other short-term borrowings	27,995	44	0.31	24,171	15	0.12
Junior subordinated debentures	57,555	2,167	7.53	57,508	2,143	7.45
Subordinated debt	45,000	482	2.12	45,000	399	1.76
Notes payable and other borrowings	500	4	1.58	500	4	1.59
Total interest bearing liabilities	1,490,954	4,774	0.64	1,452,626	4,502	0.62
Noninterest bearing deposits	461,485	-	-	420,594	-	-
Other liabilities	11,771	-	-	11,345	-	-
Stockholders' equity	159,891	-	-	184,409	-	-
Total liabilities and stockholders' equity	$2,124,101			$2,068,974
Net interest income (TE)		$30,846			$29,753
Net interest income (TE)
to total earning assets			3.24			3.26
Interest bearing liabilities to earning assets	77.77%			78.88%

(1).Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.1 million and $949,000 for the first six months of 2016 and 2015, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	December 31,	June 30,	June 30,
	2016	2015	2015	2016	2015
Net Interest Margin
Interest income (GAAP)	$17,779	$17,056	$17,170	$35,358	$34,036
Taxable-equivalent adjustment:
Loans	23	24	27	47	55
Securities	119	63	88	215	164
Interest income (TE)	17,921	17,143	17,285	35,620	34,255
Interest expense (GAAP)	2,416	2,306	2,234	4,774	4,502
Net interest income (TE)	$15,505	$14,837	$15,051	$30,846	$29,753
Net interest income (GAAP)	$15,363	$14,750	$14,936	$30,584	$29,534
Average interest earning assets	$1,934,687	$1,854,398	$1,855,667	$1,917,155	$1,841,583
Net interest margin (GAAP)	3.19%	3.16%	3.23%	3.21%	3.23%
Net interest margin (TE)	3.22%	3.17%	3.25%	3.24%	3.26%

Asset Quality

The Company did not record a loan loss reserve release or additional provision expense in the second quarter of 2016.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans increased by $3.8 million at June 30, 2016, from $14.6 million at December 31, 2015.  The nonperforming loan increase in 2016 is due to two relationships secured by commercial real estate which have each lost one large tenant in recent months.  Both borrowers have indicated they are aggressively pursuing new tenants, and one borrower has noted that refinancing is in process with another institution.  The distribution of the Company’s nonperforming loans is included in the following table.

				June 30, 2016
	Nonperforming Loans as of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Real estate-construction	$78	$148	$3,952	(47.3)	(98.0)
Real estate-residential:
Investor	931	972	792	(4.2)	17.6
Owner occupied	5,859	6,482	6,534	(9.6)	(10.3)
Revolving and junior liens	2,519	2,680	2,699	(6.0)	(6.7)
Real estate-commercial, nonfarm	8,507	2,992	3,435	184.3	147.7
Real estate-commercial, farm	-	1,272	1,272	(100.0)	(100.0)
Commercial	528	73	600	623.3	(12.0)
Other	-	-	-	-	-
Total nonperforming loans	$18,422	$14,619	$19,284	26.0	(4.5)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2016	Total	2016	Total	2015	Total
Real estate-construction
Homebuilder	$(5)	(1.2)	$(4)	17.4	$(47)	(8.4)
Land	-	-	-	-	(2)	(0.4)
Commercial speculative	-	-	-	-	-	-
All other	(1)	(0.2)	(1)	4.3	(11)	(2.0)
Total real estate-construction	(6)	(1.4)	(5)	21.7	(60)	(10.8)
Real estate-residential
Investor	(23)	(5.4)	(6)	26.1	(104)	(18.6)
Owner occupied	74	17.5	(23)	100.0	(25)	(4.5)
Revolving and junior liens	(170)	(40.1)	66	(287.0)	(115)	(20.5)
Total real estate-residential	(119)	(28.0)	37	(160.9)	(244)	(43.6)
Real estate-commercial, nonfarm
Owner general purpose	(106)	(25.0)	(58)	252.2	709	126.6
Owner special purpose	(5)	(1.2)	(4)	17.4	109	19.5
Non-owner general purpose	314	74.1	(19)	82.6	(915)	(163.4)
Non-owner special purpose	-	-	-	-	163	29.1
Retail properties	342	80.7	-	-	-	-
Total real estate-commercial, nonfarm	545	128.6	(81)	352.2	66	11.8
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	-	-	20	(87.00)	775	138.4
Other	4	0.8	6	(26.0)	23	4.2
Net charge-off / (recovery)	$424	100.0	$(23)	100.0	$560	100.0

Net charge-offs for the second quarter of 2016 reflected continuing management attention to credit quality.  Gross charge-offs for the quarter ending June 30, 2016 were $936,000 compared to $2.1 million for the quarter ending June 30, 2015.  Gross recoveries for the quarter ending June 30, 2016 were $512,000 compared to $1.6 for the quarter ending June 30, 2015.

				June 30, 2016
	Classified Loans as of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Real estate-construction	$257	$83	$3,952	209.6	(93.5)
Real estate-residential:
Investor	1,310	1,136	975	15.3	34.4
Owner occupied	6,540	7,079	7,051	(7.6)	(7.2)
Revolving and junior liens	3,370	3,055	3,292	10.3	2.4
Real estate-commercial, nonfarm	13,665	10,568	3,705	29.3	268.8
Real estate-commercial, farm	56	1,272	1,272	(95.6)	(95.6)
Commercial	2,459	2,029	698	21.2	252.3
Other	1	1	1	-	-
Total classified loans	$27,658	$25,223	$20,946	9.7	32.0

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

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  This ratio ended at 18.90% for the quarter ended June 30, 2016.

Allowance for Loan Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2016	2015	2015	2016	2015

Allowance at beginning of period	$16,246	$16,613	$21,181	$16,223	$21,637
Charge-offs:
Commercial	8	2	858	32	890
Real estate - commercial	690	106	1,031	692	1,526
Real estate - construction	-	-	1	-	2
Real estate - residential	171	520	159	437	777
Consumer and other loans	67	160	93	150	211
Total charge-offs	936	788	2,142	1,311	3,406
Recoveries:
Commercial	8	14	83	12	224
Real estate - commercial	145	25	965	228	1,295
Real estate - construction	6	6	61	11	66
Real estate - residential	290	256	403	519	627
Consumer and other loans	63	97	70	140	178
Total recoveries	512	398	1,582	910	2,390
Net charge-offs (recoveries)	424	390	560	401	1,016
Loan loss reserve release	-	-	(2,300)	-	(2,300)
Allowance at end of period	$15,822	$16,223	$18,321	$15,822	$18,321

Average total loans (exclusive of loans held-for-sale)	1,145,892	1,136,843	1,144,605	1,142,439	1,150,600
Net charge-offs to average loans	0.04%	0.03%	0.05%	0.04%	0.09%
Allowance at period end to average loans	1.38%	1.43%	1.60%	1.38%	1.59%

Ending balance: Individually evaluated for impairment	$758	$34	$138	$758	$138
Ending balance: Collectively evaluated for impairment	$15,064	$16,189	$18,183	$15,064	$18,183

The coverage ratio of the allowance for loan losses to nonperforming loans was 85.9% as of June 30, 2016,  which was slightly less than the coverage of 111.0% as of December 31, 2015 and 95.0% as of June 30, 2015.   When measured as a percentage of period end loans and loans held-for-sale, the June 30, 2016,  total allowance for loan and lease losses dropped to 1.36% of total loans from 1.43% as of December 31, 2015,  and decreased from 1.58% of total loans at June 30, 2015.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at June 30, 2016.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

OREO at June 30, 2016 ended at $16.3 million.  This compares to $19.1 million at December 31, 2015 and $32.0 million at June 30, 2015.    New additions to the OREO portfolio of $586,000 in the second quarter of 2016 were modest.   Valuation writedowns continued with an expense of $489,000 in the second quarter of 2016 compared to $2.1 million in the second quarter of 2015.   Valuation writedowns were  $940,000 in the first six months of 2016 compared to $2.7 million in the first six months of 2015.

				June 30, 2016
	Three Months Ended			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Beginning balance	$17,745	$24,451	$35,461	(27.4)	(50.0)
Property additions	586	1,137	907	(48.5)	(35.4)
Property improvements	-	-	-	-	-
Less:				-	-
Property disposals	1,590	6,196	2,316	(74.3)	(31.3)
Period valuation adjustments	489	251	2,088	94.8	(76.6)
Total other real estate owned	$16,252	$19,141	$31,964	(15.1)	(49.2)

 In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $3.4 million, or approximately 20.8% of total OREO at June 30, 2016, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type

(in thousands)	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$2,095	13%	$2,334	12%	$2,381	7%
Lots (single family and commercial)	9,828	60%	10,042	52%	12,629	40%
Vacant land	636	4%	2,104	11%	2,437	7%
Multi-family	274	1%	314	2%	2,526	8%
Commercial property	3,419	21%	4,347	23%	11,991	38%
Total OREO properties	$16,252	100%	$19,141	100%	$31,964	100%

Noninterest Income

				2nd Qtr 2016
	Three Months Ended			Percent Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2016	2016	2015	2016	2015
Trust income	$1,502	$1,369	$1,596	9.7	(5.9)
Service charges on deposits	1,646	1,559	1,779	5.6	(7.5)
Residential mortgage banking revenue	1,611	785	2,476	105.2	(34.9)
Securities loss, net	-	(61)	(12)	N/A	N/A
Increase in cash surrender value of bank-owned life insurance	319	285	299	11.9	6.7
Debit card interchange income	1,049	947	1,050	10.8	(0.1)
Other income	1,150	1,391	1,076	(17.3)	6.9
Total noninterest income	$7,277	$6,275	$8,264	16.0	(11.9)

Of the noninterest income categories, residential mortgage banking income experienced the largest fluctuations on both a linked quarter and year over year basis, as shown above, primarily due to the variability of mortgage servicing rights valuations.  Also, cash surrender value of bank-owned life insurance reflected growth in investment values.  Finally, other income for the first quarter of 2016 included approximately $338,000 of various nonrecurring recoveries, and in the second quarter of 2016, customer swap fee income was $80,000 in excess of the prior quarter.  Excluding these items, the three quarters presented have minimal variation.

For the first six months of 2016 total noninterest income is $2.7 million lower than compared to the first six months of 2015.  Residential mortgage banking revenue accounts for the majority of the decline in noninterest income, primarily due to market conditions affecting the valuation of mortgage servicing rights.  Trust income, cash surrender value of bank-owned life insurance, and other income all decreased for the first six months of 2016 compared to the first six months of 2015.

Noninterest Expense

				2nd Qtr 2016
	Three Months Ended			Percent Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2016	2016	2015	2016	2015
Salaries	$6,999	$6,901	$7,292	1.4	(4.0)
Bonus	452	676	454	(33.1)	(0.4)
Benefits and other	1,363	1,449	1,403	(5.9)	(2.9)
Total salaries and employee benefits	8,814	9,026	9,149	(2.3)	(3.7)
Occupancy expense, net	1,009	1,229	1,094	(17.9)	(7.8)
Furniture and equipment expense	1,078	958	1,065	12.5	1.2
FDIC insurance	362	203	377	78.3	(4.0)
General bank insurance	272	298	310	(8.7)	(12.3)
Advertising expense	435	347	353	25.4	23.2
Debit card interchange expense	620	203	400	205.4	55.0
Legal fees	191	161	420	18.6	(54.5)
Other real estate owned expense, net	879	738	2,388	19.1	(63.2)
Other expense	3,040	3,101	3,371	(2.0)	(9.8)
Total noninterest expense	$16,700	$16,264	$18,927	2.7	(11.8)
Efficiency ratio[1]	68.92%	71.12%	70.41%

1The efficiency ratio shown in the table above is calculated as noninterest expense excluding OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and includes a tax equivalent adjustment on the increase in cash surrender value of bank-owned life insurance.

Noninterest expense increased $436,000, or 2.7%, on a linked quarter basis primarily as a result of a $317,000 accrual adjustment in the second quarter of 2016  driven by the renewal of a debit card servicing contract.  Noninterest expense was $2.2 million, or 11.8%, less in the second quarter of 2016 as compared to the second quarter of 2015.  Salaries and employee benefits, legal fees and OREO expenses, net, continue to trend at lower levels than the prior year.

For the first six months of 2016, total noninterest expense was $3.1 million or 8.7% lower compared to the same period in 2015.  Most notably, OREO expenses, net, decreased $2.1 million primarily due to valuation reserve expense reductions commensurate with the declining OREO portfolio.  Salaries and employee benefits decreased $564,000 for the first six months of 2016 as compared to the like 2015 period, which was driven by a full-time equivalent employee decline of 20.  Continued efficiencies with operational processes and prudent hiring practices have contributed to this reduction in noninterest expense.

Income Taxes

The Company recorded a tax expense of $2.1 million on $5.9 million pre-tax income for the second quarter of 2016.  For the six months ended June 30, 2016, tax expense was $4.0 million based on $11.2 million of pre-tax income.   Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through June 30, 2016.  The Company has no valuation reserve on the deferred tax assets as of June 30, 2016.

Financial Condition

Total assets increased $82.7 million from December 31, 2015, to $2.16 billion at June 30, 2016,  due to loan growth and increases in the total securities portfolio.  Loans increased by $27.4 million, or 2.4%, when compared to December 31, 2015.  Available-for-sale securities increased by $308.5 million in the second quarter of 2016 as compared to year end 2015.  The increase is primarily due to the transfer of the held-to-maturity securities portfolio, in its entirety, to the available-for-sale classification; in addition, net purchases and market valuation adjustments have driven the $60.7 million securities portfolio increase which occurred in the year to date 2016 period.

Loans

Total loans were $1.16 billion as of June 30, 2016, an increase of $27.4 million from the total as of December 31, 2015, which was driven by growth in commercial and industrial loans.  Growth in commercial and industrial loans for the quarter is offset by decreases in other categories, most notably in commercial real estate.  Total loans increased $2.3 million from June 30, 2015.

				June 30, 2016
	Major Classification of Loans as of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Commercial	$156,562	$130,362	$123,372	20.1	26.9
Real estate - commercial	600,942	605,721	612,379	(0.8)	(1.9)
Real estate - construction	22,204	19,806	32,157	12.1	(31.0)
Real estate - residential	352,595	351,007	365,989	0.5	(3.7)
Consumer	2,966	4,216	3,854	(29.6)	(23.0)
Overdraft	504	483	408	4.3	23.5
Lease financing receivables	13,160	10,953	8,571	20.1	53.5
Other	11,127	10,130	11,391	9.8	(2.3)
	1,160,060	1,132,678	1,158,121	2.4	0.2
Net deferred loan costs	1,091	1,037	762	5.2	43.2
Total loans	$1,161,151	$1,133,715	$1,158,883	2.4	0.2

The quality of the loan portfolio incorporates not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been the subject of extensive discussion on state, national and international levels.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 84.0% of the portfolio as of June 30, 2016, compared to 86.1% of the portfolio as of December 31, 2015.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				June 30, 2016
(in thousands)	Securities Portfolio as of			Percent Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Securities available-for-sale, at fair value
U.S. Treasury	$-	$1,509	$1,520	(100.0)	(100.0)
U.S. government agencies	1,522	1,556	1,595	(2.2)	(4.6)
U.S. government agency mortgage-backed	43,646	1,996	5,545	2,086.7	687.1
States and political subdivisions	42,621	30,526	13,249	39.6	221.7
Corporate bonds	30,208	29,400	30,605	2.7	(1.3)
Collateralized mortgage obligations	289,225	66,920	74,994	332.2	285.7
Asset-backed securities	250,959	231,908	178,655	8.2	40.5
Collateralized loan obligations	106,370	92,251	93,673	15.3	13.6
Total securities available-for-sale	764,551	456,066	399,836	67.6	91.2
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	-	36,505	36,995	(100.0)	(100.0)
Collateralized mortgage obligations	-	211,241	216,424	(100.0)	(100.0)
Total securities held-to-maturity	-	247,746	253,419	(100.0)	(100.0)

Total securities	$764,551	$703,812	$653,255	8.6	17.0

The securities portfolio ended the second quarter of 2016 at  $764.6 million, an increase of $60.7 million from $703.8 million at December 31, 2015 and up $111.3 million from a year ago 2015.  The total securities held-to-maturity portfolio was reclassified to available-for-sale in the second quarter of 2016, to allow for portfolio restructuring and to fund loan growth.  Available-for-sale purchases during the year to date 2016 and year over year periods included additional asset-backed securities as well as municipals and collateralized loan obligations.  During the second quarter of 2016 there were no sales that resulted in realized gains or losses.

Deposits and Borrowings

				June 30, 2016
	Deposit Detail as of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2016	2015	2015	2015	2015
Noninterest bearing demand	$477,883	$442,639	$432,773	8.0	10.4
Savings	258,269	252,169	251,307	2.4	2.8
NOW accounts	378,622	376,720	330,897	0.5	14.4
Money market accounts	265,685	279,709	295,383	(5.0)	(10.1)
Certificates of deposit of less than $100,000	231,862	235,336	242,870	(1.5)	(4.5)
Certificates of deposit of $100,000 through $250,000	108,047	109,855	109,204	(1.6)	(1.1)
Certificates of deposit of more than $250,000	61,757	62,658	51,118	(1.4)	20.8
Total deposits	$1,782,125	$1,759,086	$1,713,552	1.3	4.0

Total deposits were $1.78 billion on June 30, 2016, which reflects an increase from total deposits of $1.76 billion as of December 31, 2015, and $1.71 billion as of June 30, 2015.  Total transaction accounts (Demand / Savings / NOW / Money Market) experienced increases of $29.2 million in volumes for the first six months of  2016, while time deposits or certificates of deposit reflect a decrease of $6.2 million  for the same period.

At June 30, 2016, one of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank.  The $45.0 million subordinated debt and the $500,000 term debt portion of the senior debt facility were outstanding as of December 31, 2015, and June 30, 2016, and both mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At June 30, 2016, the Company was in compliance with the financial covenants contained within the credit agreement.

The Company increased its securities sold under repurchase agreements to $43.1 million at June 30, 2016, from $34.1 million at December 31, 2015.  The Company had an advance from Federal Home Loan Bank of Chicago of $50.0 million at June 30, 2016,  and $15.0 million at December 31, 2015.

The Company is also obligated on $57.6 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  As of June 30, 2016, the Company continues to be current on the payments due on these securities.  The carrying value was reduced by the unamortized portion of the issuance costs in 2016 after adopting ASU 2015-03 applied on a retrospective basis.

Capital

As of June 30, 2016, total stockholders’ equity was $167.6 million, which was an increase of $11.7 million from $155.9 million as of December 31, 2015.  This increase is directly attributable to six months of increased net income and reduced accumulated other comprehensive net loss, offset slightly by $296,000 of dividends paid to common shareholders in May 2016.

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

The Company’s non-GAAP tangible common equity to tangible assets was 7.76% at June 30, 2016, compared to 7.44% at June 30, 2015, and 7.50% at December 31, 2015.

	(unaudited)
	As of June 30,	As of December 31,	As of June 30,
(In thousands)	2016	2015	2015

Tier 1 capital
Total equity	$167,621	$155,929	$185,241
Tier 1 adjustments:
Trust preferred securities allowed	47,069	44,156	51,214
Cumulative other comprehensive loss	8,083	12,659	7,211
Disallowed deferred tax assets	(34,497)	(36,119)	(38,810)
Other	-	-	-
Tier 1 capital	$188,276	$176,625	$204,856

Tangible common equity
Total equity	$167,621	$155,929	$185,241
Less: Preferred equity	-	-	31,553
Tangible common equity	$167,621	$155,929	$153,688

Tangible assets
Total assets	$2,159,774	$2,077,863	$2,065,053
Less:
Goodwill and intangible assets	-	-	-
Tangible assets	$2,159,774	$2,077,863	$2,065,053

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

Net cash inflows from operating activities were $7.7 million during the first six months of 2016, compared with net cash inflows of $7.2 million in the same period in 2015.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of outflows for the first six months of 2016 and inflows for the six months of 2015.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for of the first six months of 2016 and 2015.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $74.3 million in the first six months of 2016, compared to net cash outflows of $10.1 million in the same period in 2015.  In the first six months of 2016, securities transactions accounted for net outflows of $48.0 million, and net principal received on loans accounted for net outflows of $28.8 million.  In the first six months of 2015, securities transactions accounted for net outflows of $6.6 million, and net principal disbursed on loans accounted for net outflows of $7.6 million.  Proceeds from sales of OREO accounted for $3.0 million and $4.7 million in investing cash inflows for the first six months of 2016 and 2015, respectively.

Net cash inflows from financing activities in the first six months of 2016 were $66.6 million, compared with net cash outflows of $2.7 million in the first six months of 2015.  Net deposit inflows in the first six months of 2016 were $23.0 million compared to net deposit inflows of $28.5 million in the first six months of 2015.  Other short-term borrowings had net cash inflows related to FHLBC advances of $35.0 million in the first six months of 2016 and outflows of $25.0 million in the first six months of 2015.  Changes in securities sold under repurchase agreements accounted for $9.1 million and $11.4 million in net outflows in the first six months of 2016 and 2015, respectively.

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

In December 2015, the Federal Reserve raised short-term interest rates by 0.25%.  Although a great deal of domestic and international economic uncertainty remains, there is some market expectation that the Federal Reserve may increase short-term interest rates near the end of 2016.  Generally, Federal Reserve actions have not had a significant impact on long-term rates.  The Company manages interest rate risk within guidelines established by policy which limit the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within these guidelines.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Company’s interest rate risk exposures from June 30, 2016, and December 31, 2015, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 14 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more, a situation that continues to date.  As of December 2015, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios decreased slightly as of June 2016,  primarily due to changes in how future principal cash flows of mortgage securities are projected.  Management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal funds rates and the Banks’s prime rate rose 0.25% in December of 2015, to 0.50% and 3.50%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2016
Dollar change	N/A	N/A	$(2,088)	$788	$1,791	$3,541
Percent change	N/A	N/A	(3.6)%	1.4%	3.1%	6.2%

December 31, 2015
Dollar change	N/A	N/A	$(2,336)	$1,040	$2,227	$4,434
Percent change	N/A	N/A	(4.1)%	1.8%	3.9%	7.8%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 8, 2016