Form 10-Q
period 2016-09-30
OLD SECOND BANCORP INC
filed 2016-11-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of November 4, 2016, the Registrant had outstanding 29,554,716 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$29,203	$26,975
Interest bearing deposits with financial institutions	160,744	13,363
Cash and cash equivalents	189,947	40,338
Securities available-for-sale, at fair value	531,057	456,066
Securities held-to-maturity, at amortized cost	-	247,746
Federal Home Loan Bank and Federal Reserve Bank stock	7,918	8,518
Loans held-for-sale	3,750	2,849
Loans	1,202,852	1,133,715
Less: allowance for loan losses	14,983	16,223
Net loans	1,187,869	1,117,492
Premises and equipment, net	39,092	39,612
Other real estate owned	14,144	19,141
Mortgage servicing rights, net	5,075	5,847
Bank-owned life insurance (BOLI)	60,036	59,049
Deferred tax assets, net	55,536	64,552
Other assets	18,327	15,818
Total assets	$2,112,751	$2,077,028

Liabilities
Deposits:
Noninterest bearing demand	$473,477	$442,639
Interest bearing:
Savings, NOW, and money market	904,137	908,598
Time	399,768	407,849
Total deposits	1,777,382	1,759,086
Securities sold under repurchase agreements	46,606	34,070
Other short-term borrowings	-	15,000
Junior subordinated debentures	57,579	57,543
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Other liabilities	14,057	9,900
Total liabilities	1,941,124	1,921,099

Stockholders’ Equity
Common stock	34,533	34,427
Additional paid-in capital	116,468	115,918
Retained earnings	124,283	114,209
Accumulated other comprehensive loss	(7,437)	(12,659)
Treasury stock	(96,220)	(95,966)
Total stockholders’ equity	171,627	155,929
Total liabilities and stockholders’ equity	$2,112,751	$2,077,028

	September 30, 2016		December 31, 2015
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock
Par value	$1	$1	$1	$1
Liquidation value	-	N/A	-	N/A
Shares authorized	300,000	60,000,000	300,000	60,000,000
Shares issued	-	34,532,734	-	34,427,234
Shares outstanding	-	29,554,716	-	29,483,429
Treasury shares	-	4,978,018	-	4,943,805

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$13,496	$13,353	$39,593	$40,038
Loans held-for-sale	48	38	115	153
Securities:
Taxable	3,954	3,471	12,547	10,218
Tax exempt	180	122	579	426
Dividends from Federal Reserve Bank and Federal Home Loan Bank stock	83	76	251	230
Interest bearing deposits with financial institutions	64	12	98	43
Total interest and dividend income	17,825	17,072	53,183	51,108
Interest expense
Savings, NOW, and money market deposits	193	185	577	547
Time deposits	931	799	2,622	2,377
Other short-term borrowings	23	6	69	22
Junior subordinated debentures	1,084	1,072	3,251	3,215
Subordinated debt	245	205	727	604
Notes payable and other borrowings	2	1	6	5
Total interest expense	2,478	2,268	7,252	6,770
Net interest and dividend income	15,347	14,804	45,931	44,338
Loan loss reserve release	-	(2,100)	-	(4,400)
Net interest and dividend income after release for loan losses	15,347	16,904	45,931	48,738
Noninterest income
Trust income	1,403	1,444	4,274	4,526
Service charges on deposits	1,756	1,766	4,961	5,086
Secondary mortgage fees	322	190	795	715
Mortgage servicing gain / (loss), net of changes in fair value	290	(274)	(641)	18
Net gain on sales of mortgage loans	2,177	1,359	5,031	4,677
Securities loss, net	(1,959)	(57)	(2,020)	(178)
Increase in cash surrender value of bank-owned life insurance	383	236	987	1,015
Debit card interchange income	1,013	1,004	3,009	3,013
Loss on disposal and transfer of fixed assets, net	-	(1,143)	(1)	(1,143)
Other income	1,209	1,123	3,751	4,156
Total noninterest income	6,594	5,648	20,146	21,885
Noninterest expense
Salaries and employee benefits	9,014	8,260	26,854	26,664
Occupancy expense, net	1,120	1,156	3,358	3,521
Furniture and equipment expense	1,144	1,110	3,180	3,176
FDIC insurance	228	373	793	1,023
General bank insurance	269	308	839	975
Advertising expense	430	434	1,212	992
Debit card interchange expense	363	379	1,186	1,131
Legal fees	242	279	594	922
Other real estate expense, net	426	977	2,043	4,717
Other expense	3,346	2,968	9,487	9,203
Total noninterest expense	16,582	16,244	49,546	52,324
Income before income taxes	5,359	6,308	16,531	18,299
Provision for income taxes	1,860	2,384	5,865	6,747
Net income	$3,499	$3,924	$10,666	$11,552
Preferred stock dividends and accretion of discount	-	339	-	1,873
Net income available to common stockholders	$3,499	$3,585	$10,666	$9,679

Basic earnings per share	$0.12	$0.12	$0.36	$0.33
Diluted earnings per share	0.12	0.12	0.36	0.33

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$3,499	$3,924	$10,666	$11,552

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(616)	(5,191)	5,151	(4,845)
Related tax benefit (expense)	237	2,079	(2,071)	1,869
Holding (losses) gains after tax on available-for-sale securities	(379)	(3,112)	3,080	(2,976)

Less: Reclassification adjustment for the net losses realized during the period
Net realized losses	(1,959)	(57)	(2,020)	(178)
Income tax benefit on net realized losses	782	23	807	71
Net realized losses after tax	(1,177)	(34)	(1,213)	(107)
Other comprehensive income (loss) on available-for-sale securities	798	(3,078)	4,293	(2,869)

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	-	242	5,939	739
Related tax expense	-	(100)	(2,446)	(304)
Other comprehensive income on held-to-maturity securities	-	142	3,493	435

Changes in fair value of derivatives used for cashflow hedges	(254)	(816)	(4,278)	(816)
Related tax benefit	102	-	1,714	-
Other comprehensive loss on cashflow hedges	(152)	(816)	(2,564)	(816)

Total other comprehensive income (loss)	646	(3,752)	5,222	(3,250)
Total comprehensive income	$4,145	$172	$15,888	$8,302

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$10,666	$11,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of leasehold improvement	1,682	1,816
Change in fair value of mortgage servicing rights	1,920	1,201
Loan loss reserve release	-	(4,400)
Provision for deferred tax expense	5,476	6,485
Originations of loans held-for-sale	(147,186)	(153,990)
Proceeds from sales of loans held-for-sale	150,247	158,621
Net gain on sales of mortgage loans	(5,031)	(4,677)
Change in current income taxes receivable	300	11
Increase in cash surrender value of bank-owned life insurance	(987)	(624)
Change in accrued interest receivable and other assets	(2,659)	(2,413)
Change in accrued interest payable and other liabilities	(246)	(3,385)
Net discount (accretion)/premium amortization on securities	(517)	226
Securities losses, net	2,020	178
Amortization of junior subordinated debentures issuance costs	36	35
Stock based compensation	482	466
Net gain on sale of other real estate owned	(316)	(769)
Provision for other real estate owned losses	1,305	3,825
Net loss on disposal of fixed assets	1	4
Loss on transfer of premises to other real estate owned	-	1,139
Net cash provided by operating activities	17,193	15,301
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	62,868	33,035
Proceeds from sales of securities available-for-sale	271,374	70,176
Purchases of securities available-for-sale	(153,252)	(131,956)
Proceeds from maturities and calls including pay down of securities held-to-maturity	3,372	10,689
Proceeds from sales of Federal Home Loan Bank stock	600	787
Net change in loans	(71,600)	18,403
Improvements in other real estate owned	(16)	-
Proceeds from sales of other real estate owned	5,247	12,336
Net purchases of premises and equipment	(1,163)	(793)
Net cash provided by investing activities	117,430	12,677
Cash flows from financing activities
Net change in deposits	18,296	35,424
Net change in securities sold under repurchase agreements	12,536	6,038
Net change in other short-term borrowings	(15,000)	(10,000)
Redemption of preferred stock	-	(47,331)
Dividends paid on preferred stock	-	(2,417)
Dividends paid on common stock	(592)	-
Purchase of treasury stock	(254)	(117)
Net cash provided by (used in) financing activities	14,986	(18,403)
Net change in cash and cash equivalents	149,609	9,575
Cash and cash equivalents at beginning of period	40,338	44,197
Cash and cash equivalents at end of period	$189,947	$53,772

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
Supplemental cash flow information	2016	2015
Income taxes paid, net	$160	$250
Interest paid for deposits	3,142	2,964
Interest paid for borrowings	4,021	3,848
Non-cash transfer of loans to other real estate owned	1,223	7,393
Non-cash transfer of premises to other real estate owned	-	468
Non-cash transfer of securities held-to-maturity to securities available-for-sale	244,823	-
Change in dividends accrued and declared but not paid	-	(544)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				11,552			11,552
Other comprehensive loss, net of tax					(3,250)		(3,250)
Change in restricted stock	58		(58)				-
Tax effect from vesting of restricted stock			33				33
Stock based compensation			466				466
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(47,331)					(47,331)
Preferred stock accretion and declared dividends				(1,873)			(1,873)
Balance, September 30, 2015	$34,423	$-	$115,773	$110,376	$(10,963)	$(95,966)	$153,643

Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income				10,666			10,666
Other comprehensive gain, net of tax					5,222		5,222
Dividends declared and paid				(592)			(592)
Change in restricted stock	106		(106)				-
Tax effect from vesting of restricted stock			174				174
Stock based compensation			482				482
Purchase of treasury stock						(254)	(254)
Balance, September 30, 2016	$34,533	$-	$116,468	$124,283	$(7,437)	$(96,220)	$171,627

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2015.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.  The Company is assessing the impact of ASU 2014-09 and other related ASUs as noted above on its accounting and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.”  FASB issued this ASU as part of the Simplification Initiative.  This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016.  The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures.

Subsequent Events

On October 18, 2016, the Company’s Board of Directors declared a cash dividend of 1 cent per share payable on November 7, 2016, to stockholders of record as of October 28, 2016.

On October 28, 2016, the bank completed its previously announced acquisition of the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of the transaction, the Bank acquired approximately $48.9 million of deposits and $223.4 million of loans.

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

In the second quarter of 2016, the securities held-to-maturity portfolio was reclassified to available-for-sale to allow for portfolio restructuring and to fund loan growth.  This transfer of $244.8 million at net book value was approved by the Board of Directors, and will preclude any holdings of securities held-to-maturity for a two year period.

In the third quarter of 2016, approximately $233.5 million of securities available-for-sale were sold to satisfy anticipated funding requirements for the acquisition of the Talmer branch.  Securities losses of $2.0 million pretax were realized upon these sales.

Nonmarketable equity investments include Federal Home Loan Bank of Chicago (“FHLBC”) stock and Federal Reserve Bank of Chicago (“Reserve Bank”) stock.  FHLBC stock was recorded at $3.2 million at September 30, 2016, and $3.7 million at December 31, 2015.  Reserve Bank stock was recorded at $4.8 million at September 30, 2016, and December 31, 2015.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at September 30, 2016, and December 31, 2015, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies	$1,661	$-	$(158)	$1,503
U.S. government agencies mortgage-backed	42,899	824	-	43,723
States and political subdivisions	21,489	765	-	22,254
Corporate bonds	10,958	-	(228)	10,730
Collateralized mortgage obligations	202,670	2,478	(758)	204,390
Asset-backed securities	149,394	431	(9,652)	140,173
Collateralized loan obligations	109,468	-	(1,184)	108,284
Total securities available-for-sale	$538,539	$4,498	$(11,980)	$531,057

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	1,683	-	(127)	1,556
U.S. government agencies mortgage-backed	2,040		(44)	1,996
States and political subdivisions	30,341	285	(100)	30,526
Corporate bonds	30,157	-	(757)	29,400
Collateralized mortgage obligations	68,743	24	(1,847)	66,920
Asset-backed securities	241,872	74	(10,038)	231,908
Collateralized loan obligations	94,374	-	(2,123)	92,251
Total securities available-for-sale	$470,719	$383	$(15,036)	$456,066
Securities held-to-maturity
U.S. government agency mortgage-backed	$36,505	$1,592	$-	$38,097
Collateralized mortgage obligations	211,241	3,302	(965)	213,578
Total securities held-to-maturity	$247,746	$4,894	$(965)	$251,675

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2016, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$410	4.60%	$420
Due after one year through five years	11,575	2.31	11,734
Due after five years through ten years	18,573	2.43	18,538
Due after ten years	3,550	2.77	3,795
	34,108	2.45	34,487
Mortgage-backed and collateralized mortgage obligations	245,569	2.43	248,113
Asset-backed securities	149,394	1.95	140,173
Collateralized loan obligations	109,468	3.66	108,284
Total securities available-for-sale	$538,539	2.55%	$531,057

At September 30, 2016, the Company’s investments include $118.9 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students and packaged and sold them as asset-backed securities.  While the program was modified several times before elimination in 2010, not less than 97% of the outstanding principal amount of the loans made under FFEL are guaranteed by the U.S. Department of Education.  In addition to the U.S. Department of Education guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $12.8 million, or 9.62%, of outstanding principal.

Securities with unrealized losses at September 30, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$158	$1,503	1	$158	$1,503
Corporate bonds	2	52	5,423	2	176	5,307	4	228	10,730
Collateralized mortgage obligations	10	415	50,958	6	343	17,020	16	758	67,978
Asset-backed securities	6	694	23,817	10	8,958	99,432	16	9,652	123,249
Collateralized loan obligations	2	48	11,947	12	1,136	81,337	14	1,184	93,284
Total securities available-for-sale	20	$1,209	$92,145	31	$10,771	$204,599	51	$11,980	$296,744

	Less than 12 months			12 months or more
December 31, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$127	$1,556	1	$127	$1,556
U.S. government agencies mortgage-backed	1	44	1,996	-	-	-	1	44	1,996
States and political subdivisions	2	19	1,541	1	81	1,713	3	100	3,254
Corporate bonds	5	292	14,866	3	465	14,534	8	757	29,400
Collateralized mortgage obligations	4	334	16,218	7	1,513	43,618	11	1,847	59,836
Asset-backed securities	9	2,080	78,301	8	7,958	121,217	17	10,038	199,518
Collateralized loan obligations	5	446	29,480	9	1,677	62,771	14	2,123	92,251
Total securities available-for-sale	26	$3,215	$142,402	29	$11,821	$245,409	55	$15,036	$387,811
Securities held-to-maturity
Collateralized mortgage obligations	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149
Total securities held-to-maturity	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149

Recognition of other-than-temporary impairment was not necessary in the three and nine months ending September 30, 2016, or the year ended December 31, 2015.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 3 – Loans

Major classifications of loans were as follows:

	September 30, 2016	December 31, 2015
Commercial	$169,824	$130,362
Real estate - commercial	617,280	605,721
Real estate - construction	28,786	19,806
Real estate - residential	357,846	351,007
Consumer	3,325	4,216
Overdraft	403	483
Lease financing receivables	14,210	10,953
Other	10,114	10,130
	1,201,788	1,132,678
Net deferred loan costs	1,064	1,037
Total loans	$1,202,852	$1,133,715

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 83.5% and 86.1% of the portfolio at September 30, 2016, and December 31, 2015, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
September 30, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$182	$-	$-	$182	$183,269	$583	$184,034	$-
Real estate - commercial
Owner occupied general purpose	96	-	-	96	125,733	1,492	127,321	-
Owner occupied special purpose	-	-	-	-	167,664	397	168,061	-
Non-owner occupied general purpose	789	-	-	789	159,923	2,463	163,175	-
Non-owner occupied special purpose	-	-	-	-	103,990	1,013	105,003	-
Retail properties	-	-	-	-	37,685	1,980	39,665	-
Farm	22	1,350	-	1,372	12,683	-	14,055	-
Real estate - construction
Homebuilder	-	-	-	-	612	-	612	-
Land	-	-	-	-	1,237	-	1,237	-
Commercial speculative	-	-	-	-	8,901	76	8,977	-
All other	102	-	-	102	17,858	-	17,960	-
Real estate - residential
Investor	419	132	454	1,005	129,302	910	131,217	454
Owner occupied	-	70	-	70	119,854	5,654	125,578	-
Revolving and junior liens	112	102	29	243	98,640	2,168	101,051	29
Consumer	10	-	-	10	3,315	-	3,325	-
Other[2]	-	-	-	-	11,581	-	11,581	-
Total	$1,732	$1,654	$483	$3,869	$1,182,247	$16,736	$1,202,852	$483

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$394	$-	$-	$394	$140,848	$73	$141,315	$-
Real estate - commercial
Owner occupied general purpose	652	119	-	771	123,479	1,254	125,504	-
Owner occupied special purpose	358	-	-	358	170,827	763	171,948	-
Non-owner occupied general purpose	-	-	-	-	166,668	975	167,643	-
Non-owner occupied special purpose	-	-	-	-	92,387	-	92,387	-
Retail properties	-	-	-	-	34,352	-	34,352	-
Farm	-	-	-	-	12,615	1,272	13,887	-
Real estate - construction
Homebuilder	-	-	-	-	2,604	-	2,604	-
Land	-	-	-	-	1,137	-	1,137	-
Commercial speculative	-	-	-	-	2,117	83	2,200	-
All other	6	77	65	148	13,717	-	13,865	65
Real estate - residential
Investor	101	-	-	101	125,611	972	126,684	-
Owner occupied	1,083	446	-	1,529	110,885	6,378	118,792	-
Revolving and junior liens	344	68	-	412	102,500	2,619	105,531	-
Consumer	4	-	-	4	4,212	-	4,216	-
Other[2]	-	-	-	-	11,650	-	11,650	-
Total	$2,942	$710	$65	$3,717	$1,115,609	$14,389	$1,133,715	$65

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

September 30, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$177,082	$4,650	$2,302	$-	$184,034
Real estate - commercial
Owner occupied general purpose	124,359	645	2,317	-	127,321
Owner occupied special purpose	165,333	2,330	398	-	168,061
Non-owner occupied general purpose	160,463	249	2,463	-	163,175
Non-owner occupied special purpose	100,191	-	4,812	-	105,003
Retail Properties	36,435	-	3,230	-	39,665
Farm	11,014	1,240	1,801	-	14,055
Real estate - construction
Homebuilder	612	-	-	-	612
Land	1,237	-	-	-	1,237
Commercial speculative	8,901	-	76	-	8,977
All other	17,782	-	178	-	17,960
Real estate - residential
Investor	130,046	-	1,171	-	131,217
Owner occupied	119,146	-	6,432	-	125,578
Revolving and junior liens	97,973	-	3,078	-	101,051
Consumer	3,324	-	1	-	3,325
Other	11,554	27	-	-	11,581
Total	$1,165,452	$9,141	$28,259	$-	$1,202,852

December 31, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$136,078	$3,208	$2,029	$-	$141,315
Real estate - commercial
Owner occupied general purpose	123,827	-	1,677	-	125,504
Owner occupied special purpose	171,185	-	763	-	171,948
Non-owner occupied general purpose	163,956	1,908	1,779	-	167,643
Non-owner occupied special purpose	88,468	-	3,919	-	92,387
Retail Properties	30,432	1,490	2,430	-	34,352
Farm	12,615	-	1,272	-	13,887
Real estate - construction
Homebuilder	2,604	-	-	-	2,604
Land	1,137	-	-	-	1,137
Commercial speculative	2,117	-	83	-	2,200
All other	13,865	-	-	-	13,865
Real estate - residential
Investor	125,548	-	1,136	-	126,684
Owner occupied	111,713	-	7,079	-	118,792
Revolving and junior liens	102,476	-	3,055	-	105,531
Consumer	4,215	-	1	-	4,216
Other	11,650	-	-	-	11,650
Total	$1,101,886	$6,606	$25,223	$-	$1,133,715

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $2.2 million and $3.9 million residential assets in the process of foreclosure as of September 30, 2016, and December 31, 2015, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loans for the September 2016 periods listed were as follows:

				Nine Months Ended
	As of September 30, 2016			September 30, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$382	$464	$-	$226	$-
Commercial real estate
Owner occupied general purpose	2,509	2,807	-	2,412	66
Owner occupied special purpose	397	525	-	580	-
Non-owner occupied general purpose	2,263	2,458	-	1,655	2
Non-owner occupied special purpose	1,013	1,649	-	506	-
Retail properties	1,980	2,364	-	990	-
Farm	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	76	83	-	80	-
All other	-	-	-	-	-
Residential
Investor	1,822	2,156	-	1,864	35
Owner occupied	9,294	10,720	-	9,916	120
Revolving and junior liens	2,322	3,336	-	2,527	9
Consumer	201	268	-	100	-
Total impaired loans with no recorded allowance	22,259	26,830	-	21,492	232

With an allowance recorded
Commercial	-	-	-	2	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	264	603	264	132	31
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Owner occupied	600	639	250	356	-
Revolving and junior liens	-	-	-	23	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	864	1,242	514	513	31
Total impaired loans	$23,123	$28,072	$514	$22,005	$263

Impaired loans by class of loans as of December 31, 2015 and for the nine months ended September 30, 2015 were as follows:

				Nine Months Ended
	As of December 31, 2015			September 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$70	$149	$-	$1,014	$-
Commercial real estate
Owner occupied general purpose	2,314	3,004	-	4,857	62
Owner occupied special purpose	763	871	-	1,288	-
Non-owner occupied general purpose	1,047	1,065	-	2,583	-
Non-owner occupied special purpose	-	-	-	712	-
Retail properties	-	-	-	-	-
Farm	1,272	1,338	-	636	-
Construction
Homebuilder	-	-	-	896	-
Land	-	-	-	-	-
Commercial speculative	83	86	-	1,780	-
All other	-	-	-	266	-
Residential
Investor	1,906	2,259	-	2,050	33
Owner occupied	10,539	11,999	-	11,309	128
Revolving and junior liens	2,731	3,947	-	2,500	4
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	20,725	24,718	-	29,891	227

With an allowance recorded
Commercial	3	8	3	2	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	38	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	135	-
Residential
Investor	-	-	-	67	-
Owner occupied	112	112	31	12	-
Revolving and junior liens	46	46	-	364	2
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	161	166	34	618	2
Total impaired loans	$20,886	$24,884	$34	$30,509	$229

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

The specific allocation of the allowance for loan losses for all loans, including TDRs, is determined by either discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent.  If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss.  This method is used consistently for all segments of the portfolio.  The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category on loans that are not individually evaluated for specific impairment.  All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	-	$-	$-	2	$312	$211
Real estate - residential
Owner occupied
HAMP[2]	-	-	-	1	239	235
Revolving and junior liens
HAMP[2]	-	-	-	4	469	433
Other[1]	1	70	70	1	70	70
Total	1	$70	$70	8	$1,090	$949

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Other[1]	-	$-	$-	3	$404	$412
Revolving and junior liens
HAMP[2]	1	45	11	4	178	142
Other[1]	3	378	349	3	378	349
Total	4	$423	$360	10	$960	$903

1 Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for three and nine months ending September 30, 2016, and September 30, 2015, for loans that were restructured within the 12 month period prior to default.

Note 4 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and nine months ending September 30, 2016, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended September 30, 2016
Beginning balance	$1,695	$8,954	$380	$2,933	$862	$998	$15,822
Charge-offs	76	792	9	220	100	-	1,197
Recoveries	10	27	60	199	62	-	358
Provision (Release)	212	753	39	(577)	113	(540)	-
Ending balance	$1,841	$8,942	$470	$2,335	$937	$458	$14,983

Nine months ended September 30, 2016
Beginning balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	108	1,484	9	657	250	-	2,508
Recoveries	22	255	71	718	202	-	1,268
(Release) Provision	(169)	1,158	143	580	(205)	(1,507)	-
Ending balance	$1,841	$8,942	$470	$2,335	$937	$458	$14,983

Ending balance: Individually evaluated for impairment	$-	$264	$-	$250	$-	$-	$514
Ending balance: Collectively evaluated for impairment	$1,841	$8,678	$470	$2,085	$937	$458	$14,469

Loans:
Ending balance	$184,034	$617,280	$28,786	$357,846	$3,325	$11,581	$1,202,852
Ending balance: Individually evaluated for impairment	$382	$8,426	$76	$14,038	$201	$-	$23,123
Ending balance: Collectively evaluated for impairment	$183,652	$608,854	$28,710	$343,808	$3,124	$11,581	$1,179,729

Changes in the allowance for loan losses by segment of loans based on method of impairment for September 30, 2015, were as follows:

Allowance for loan losses:		Real Estate	Real Estate	Real Estate
	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended September 30, 2015
Beginning balance	$1,632	$10,201	$662	$1,860	$1,249	$2,717	$18,321
Charge-offs	101	21	-	342	112	-	576
Recoveries	213	275	204	192	84	-	968
Provision (Release)	340	(1,296)	(421)	(42)	(68)	(613)	(2,100)
Ending balance	$2,084	$9,159	$445	$1,668	$1,153	$2,104	$16,613

Nine months ended September 30, 2015
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	991	1,547	2	1,119	323	-	3,982
Recoveries	437	1,570	270	819	262	-	3,358
Provision (Release)	994	(3,441)	(1,298)	(13)	(240)	(402)	(4,400)
Ending balance	$2,084	$9,159	$445	$1,668	$1,153	$2,104	$16,613

Ending balance: Individually evaluated for impairment	$5	$-	$-	$20	$-	$-	$25
Ending balance: Collectively evaluated for impairment	$2,079	$9,159	$445	$1,648	$1,153	$2,104	$16,588

Loans:
Ending balance	$129,733	$609,937	$23,461	$354,106	$4,005	$11,670	$1,132,912
Ending balance: Individually evaluated for impairment	$532	$4,974	$3,803	$15,823	$-	$-	$25,132
Ending balance: Collectively evaluated for impairment	$129,201	$604,963	$19,658	$338,283	$4,005	$11,670	$1,107,780

Note 5 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2016	2015	2016	2015
Balance at beginning of period	$16,252	$31,964	$19,141	$31,982
Property additions	255	846	1,223	7,861
Property improvements	4	-	16	-
Less:
Property disposals, net of gains/losses	2,002	7,231	4,931	11,567
Period valuation adjustments	365	1,128	1,305	3,825
Balance at end of period	$14,144	$24,451	$14,144	$24,451

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$13,377	$20,069	$14,127	$19,229
Provision for unrealized losses	365	1,128	1,305	3,825
Reductions taken on sales	(488)	(1,325)	(2,178)	(3,275)
Other adjustments	-	-	-	93
Balance at end of period	$13,254	$19,872	$13,254	$19,872

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gain on sales, net	$(249)	$(432)	$(316)	$(769)
Provision for unrealized losses	365	1,128	1,305	3,825
Operating expenses	361	518	1,217	2,268
Less:
Lease revenue	51	237	163	607
Net OREO expense	$426	$977	$2,043	$4,717

Note 6 – Deposits

Major classifications of deposits were as follows:

	September 30, 2016	December 31, 2015
Noninterest bearing demand	$473,477	$442,639
Savings	253,454	252,169
NOW accounts	391,188	376,720
Money market accounts	259,495	279,709
Certificates of deposit of less than $100,000	230,748	235,336
Certificates of deposit of $100,000 through $250,000	105,868	109,855
Certificates of deposit of more than $250,000	63,152	62,658
Total deposits	$1,777,382	$1,759,086

Note 7 – Borrowings

The following table is a summary of borrowings as of September 30, 2016, and December 31, 2015.  Junior subordinated debentures are discussed in detail in Note 8:

	September 30, 2016	December 31, 2015
Securities sold under repurchase agreements	$46,606	$34,070
FHLBC advances[1]	-	15,000
Junior subordinated debentures	57,579	57,543
Subordinated debt	45,000	45,000
Notes payable and other borrowings	500	500
Total borrowings	$149,685	$152,113

1 Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $46.6 million at September 30, 2016, and $34.1 million at December 31, 2015.  The fair value of the pledged collateral was $47.6 million at September 30, 2016 and $45.4 million at December 31, 2015.  At September 30, 2016, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2016, the Bank had no advances outstanding under the FHLBC as compared to $15 million outstanding as of December 31, 2015. As of September 30, 2016, FHLBC stock held was valued at $3.2 million, and any potential FHLBC advances were collateralized by securities with a fair value of $65.4 million and loans with a principal balance of $176.4 million, which carried a FHLBC calculated combined collateral value of $178.6 million.  The Company had excess collateral of $142.3 million available to secure borrowings at September 30, 2016.

One of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank.  That credit began in January 2008 and was originally composed of a $30.5 million senior debt facility, which included $500,000 in term debt, and $45.0 million of subordinated debt.  The subordinated debt and the term debt portion of the senior debt facility mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company had no principal outstanding balance on the senior line of credit portion of the senior debt facility when it matured and was terminated.  The Company had $500,000 in principal outstanding in term debt and $45.0 million in principal outstanding in subordinated debt at both September 30, 2016, and December 31, 2015.  The term debt is secured by all of the outstanding capital stock of the Bank.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At September 30, 2016, and December 31, 2015, the Company was in compliance with all covenants contained within the credit agreement.

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

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2016, the Company is current on the payments due on these securities.

Note 9 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2016,  596,007 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $482,000 in the first nine months of 2016.

There were no stock options granted in the third quarter of 2016 and 2015.  All stock options are granted for a term of ten years.  There were no stock options exercised during the third quarter of 2016 and 2015 or for the first nine months of 2016 and 2015.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the nine months ending September 30, 2016, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	162,500	$27.03
Canceled	-	-
Expired	-	-
Ending outstanding	162,500	$27.03	0.9	$-

Exercisable at end of period	162,500	$27.03	0.9	$-

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

There were 130,000 restricted awards issued under the Plans during the nine months ending September 30, 2016.  There were  101,500 restricted awards issued during the nine months ending September 30, 2015.   Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the nine months ending September 30, 2016, is as follows:

	September 30, 2016
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	348,000	$4.50
Granted	130,000	6.89
Vested	(105,500)	3.28
Forfeited	(1,500)	6.81
Nonvested at September 30	371,000	$5.68

Total unrecognized compensation cost of restricted awards was $1.1 million as of September 30, 2016, which is expected to be recognized over a weighted-average period of 1.99 years.  Total unrecognized compensation cost of restricted awards was $869,000 as of September 30, 2015, which was expected to be recognized over a weighted-average period of 2.12 years.

Note 10 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of September 30 (in thousands except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Weighted-average common shares outstanding	29,554,716	29,478,429	29,524,796	29,474,833
Net income	$3,499	$3,924	$10,666	$11,552
Preferred stock dividends and accretion	-	339	-	1,873
Net earnings available to common stockholders	$3,499	$3,585	$10,666	$9,679
Basic earnings per share	$0.12	$0.12	$0.36	$0.33
Diluted earnings per share:
Weighted-average common shares outstanding	29,554,716	29,478,429	29,524,796	29,474,833
Dilutive effect of nonvested restricted awards[1]	282,228	268,000	303,221	249,401
Dilutive effect of stock options	1,238	-	413	-
Diluted average common shares outstanding	29,838,182	29,746,429	29,828,430	29,724,234
Net earnings available to common stockholders	$3,499	$3,585	$10,666	$9,679
Diluted earnings per share	$0.12	$0.12	$0.36	$0.33

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	967,339	1,044,339	977,426	1,044,339

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of September 30, 2016, and September 30, 2015, because the warrant was anti-dilutive.  Of note, the ten year warrant was issued in 2009, and was sold at auction by the Treasury in June 2013 to a third party investor.

Note 11 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2016, the Bank exceeded those thresholds.

At September 30, 2016, the Bank’s Tier 1 capital leverage ratio was 10.65%, an increase of 71 basis points from December 31, 2015, and well above the 8.00% objective.  The Bank’s total capital ratio was 16.24%, an increase of 101 basis points from December 31, 2015, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2016, and December 31, 2015.

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

At September 30, 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “adequately capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$157,172	10.68%	$75,422	5.125%	N/A	N/A
Old Second Bank	223,359	15.22	75,211	5.125	$95,390	6.50%
Total capital to risk weighted assets
Consolidated	226,785	15.42	126,850	8.625	N/A	N/A
Old Second Bank	238,337	16.24	126,580	8.625	146,759	10.00
Tier 1 capital to risk weighted assets
Consolidated	194,910	13.25	97,455	6.625	N/A	N/A
Old Second Bank	223,359	15.22	97,224	6.625	117,403	8.00
Tier 1 capital to average assets
Consolidated	194,910	9.32	83,652	4.00	N/A	N/A
Old Second Bank	223,359	10.65	83,891	4.00	104,863	5.00

December 31, 2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,410	10.55%	$64,582	4.50%	N/A	N/A
Old Second Bank	202,158	14.10	64,519	4.50	$93,193	6.50%
Total capital to risk weighted assets
Consolidated	223,311	15.56	114,813	8.00	N/A	N/A
Old Second Bank	218,375	15.23	114,708	8.00	143,385	10.00
Tier 1 capital to risk weighted assets
Consolidated	176,625	12.30	86,159	6.00	N/A	N/A
Old Second Bank	202,158	14.10	86,025	6.00	114,700	8.00
Tier 1 capital to average assets
Consolidated	176,625	8.69	81,300	4.00	N/A	N/A
Old Second Bank	202,158	9.94	81,351	4.00	101,689	5.00

1  As of September 30, 2016, amounts are shown inclusive of a capital conservation buffer of 0.625%

2 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  For the nine months ended September 30, 2016, there were no significant transfers between levels.  For the nine months ended September 30, 2015, there was a transfer of $24.9 million from Level 3 to Level 2 in asset-backed securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2016, and December 31, 2015, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies	$-	$1,503	$-	$1,503
U.S. government agencies mortgage-backed	-	43,723	-	43,723
States and political subdivisions	-	22,254	-	22,254
Corporate bonds	-	10,730	-	10,730
Collateralized mortgage obligations	-	204,390	-	204,390
Asset-backed securities	-	140,173	-	140,173
Collateralized loan obligations	-	108,284	-	108,284
Loans held-for-sale	-	3,750	-	3,750
Mortgage servicing rights	-	-	5,075	5,075
Other assets (Interest rate swap agreements)	-	788	-	788
Other assets (Mortgage banking derivatives)	-	293	-	293
Total	$-	$535,888	$5,075	$540,963

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$5,698	$-	$5,698
Total	$-	$5,698	$-	$5,698

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	-	1,556	-	1,556
U.S. government agencies mortgage-backed	-	1,996	-	1,996
States and political subdivisions	-	30,415	111	30,526
Corporate bonds	-	29,400	-	29,400
Collateralized mortgage obligations	-	66,920	-	66,920
Asset-backed securities	-	231,908	-	231,908
Collateralized loan obligations	-	92,251	-	92,251
Loans held-for-sale	-	2,849	-	2,849
Mortgage servicing rights	-	-	5,847	5,847
Other assets (Interest rate swap agreements net of swap credit valuation)	-	114	-	114
Other assets (Mortgage banking derivatives)	-	188	-	188
Total	$1,509	$457,597	$5,958	$465,064

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$745	$-	$745
Total	$-	$745	$-	$745

The significant increase in the total assets measured at fair value on a recurring basis is primarily due to the $244.8 million transfer of securities held-to-maturity to securities available-for-sale in the second quarter of 2016, partially offset by the sale of securities in the third quarter of 2016 to satisfy funding needs for the Talmer branch acquisition.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2016
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2016	$111	$5,847
Transfers out of Level 3	(42)	-
Total gains or losses
Included in earnings (or changes in net assets)	-	(1,394)
Included in other comprehensive income	9	-
Purchases, issuances, sales, and settlements
Issuances	-	1,148
Settlements	(78)	(526)
Sales	-	-
Ending balance September 30, 2016	$-	$5,075

	Nine Months Ended September 30, 2015
	Securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(668)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	1,209
Settlements	-	-	(533)
Sales	(27,455)	-	-
Ending balance September 30, 2015	$-	$118	$5,470

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,075	Discounted Cash Flow	Discount Rate	10.0-17.0%	10.2%
			Prepayment Speed	6.0-40.2%	14.1%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage Servicing rights	$5,847	Discounted Cash Flow	Discount Rate	10.0-15.5%	10.2%
			Prepayment Speed	6.0-35.2%	10.1%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2016, and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$350	$350
Other real estate owned, net[2]	-	-	14,144	14,144
Total	$-	$-	$14,494	$14,494

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $864,000 with a valuation allowance of $514,000 resulting in an increase of specific allocations within the allowance for loan losses of $480,000 for the nine months ending September 30, 2016.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $14.1 million, which is made up of the outstanding balance of $29.1 million, net of a valuation allowance of $13.3 million and participations of $1.7 million, at September 30, 2016.

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

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,203	$29,203	$29,203	$-	$-
Interest bearing deposits with financial institutions	160,744	160,744	160,744	-	-
Securities available-for-sale	531,057	531,057	-	531,057	-
FHLBC and Reserve Bank Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	3,750	3,750	-	3,750	-
Loans	1,202,852	1,187,889	-	-	1,187,889
Accrued interest receivable	4,402	4,402	-	4,402	-

Financial liabilities:
Noninterest bearing deposits	$473,477	$473,477	$473,477	$-	$-
Interest bearing deposits	1,303,905	1,304,543	-	1,304,543	-
Securities sold under repurchase agreements	46,606	46,606	-	46,606	-
Other short-term borrowings	-	-	-	-	-
Junior subordinated debentures	57,579	56,388	33,452	22,936	-
Subordinated debenture	45,000	42,626	-	42,626	-
Note payable and other borrowings	500	465	-	465	-
Interest rate swap agreements	4,910	4,910		4,910
Borrowing interest payable	73	73	-	73	-
Deposit interest payable	500	500	-	500	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,975	$26,975	$26,975	$-	$-
Interest bearing deposits with financial institutions	13,363	13,363	13,363	-	-
Securities available-for-sale	456,066	456,066	1,509	454,446	111
Securities held-to-maturity	247,746	251,675	-	251,675	-
FHLBC and Reserve Bank Stock	8,518	8,518	-	8,518	-
Loans held-for-sale	2,849	2,849	-	2,849	-
Loans	1,117,492	1,126,959	-	-	1,126,959
Accrued interest receivable	4,464	4,464	-	4,464	-

Financial liabilities:
Noninterest bearing deposits	$442,639	$442,639	$442,639	$-	$-
Interest bearing deposits	1,316,447	1,316,550	-	1,316,550	-
Securities sold under repurchase agreements	34,070	34,070	-	34,070	-
Other short-term borrowings	15,000	15,000	-	15,000	-
Junior subordinated debentures	57,543	53,851	31,606	22,245	-
Subordinated debenture	45,000	41,101	-	41,101	-
Note payable and other borrowings	500	445	-	445	-
Interest rate swap agreements	631	631		631
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	445	445	-	445	-

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of September 30, 2016, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	September 30, 2016	December 31, 2015
Notional amount	$25,774	$25,774
Unrealized loss	(4,909)	(631)

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $7.5 million in securities available-for-sale pledged to support interest rate swap activity with two correspondent financial institutions at September 30, 2016.  The Bank had $2.4 million in securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2015.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 12 above.  At September 30, 2016, the notional amount of non-hedging interest rate swaps was $66.9 million with a weighted average maturity of 7 years.  At December 31, 2015, the notional amount of non-hedging interest rate swaps was $20.7 million with a weighted average maturity of 5.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of September 30, 2016, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$66,880	Other Assets	$788	Other Liabilities	$788
Commitments[1]	253,544	Other Assets	293	N/A	-
Forward contracts[2]	27,000	N/A	-	Other Liabilities	-
Total			$1,081		$788

1 Includes unused loan commitments and interest rate lock commitments.

2 Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2015.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$20,708	Other Assets	$114	Other Liabilities	$114
Commitments[1]	226,346	Other Assets	188	N/A	-
Forward contracts[2]	15,500	N/A	-	Other Liabilities	-
Total			$302		$114

1  Includes unused loan commitments and interest rate lock commitments.

2  Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2016, and December 31, 2015.

The following table is a summary of letter of credit commitments (in thousands):

	September 30, 2016			December 31, 2015
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$127	$3,667	$3,794	$60	$3,572	$3,632
Commercial standby	-	126	126	-	47	47
Performance standby	83	8,679	8,762	66	7,350	7,416
	210	12,472	12,682	126	10,969	11,095
Non-borrower:
Performance standby	95	534	629	-	575	575
	95	534	629	-	575	575
Total letters of credit	$305	$13,006	$13,311	$126	$11,544	$11,670

Note 15 – Series B Preferred Stock (“Series B Stock”)

The Series B Stock was issued as part of the Treasury’s Troubled Asset Relief Program and Capital Repurchase Program during the first quarter of 2009.  In the second quarter of 2014, the Company completed redemption of 25,669 shares of the Series B Stock.  The Company redeemed 15,778 shares of its Series B Stock in the first quarter of 2015 and the remaining 13,553 shares of its Series B Stock in the third quarter of 2015.  During the years ending December 31, 2015 and 2014, the Company paid $2.4 million and $12.4 million in dividends on the Series B Stock, respectively.  At December 31, 2015, the Company had fully redeemed the Series B Stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2016, as compared to December 31, 2015, and the results of operations for the three and nine months ending September 30, 2016, and September 30, 2015.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2015 Form 10-K.  The results of operations for the quarter and nine months ending September 30, 2016 are not necessarily indicative of future results.

Our robust and flexible community banking franchise has emerged from the difficult years following 2008 and is positioned for further success as an enduring entity following our strong fundamental approach.  We expect to work through difficult industry and regulatory developments which make it more challenging to attain the levels of profitability and growth we experienced prior to 2008.  However, as we look to provide value to our customers and the communities in which we operate, we still find only moderate growth in our local markets.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for their growth.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals remain at low levels while strong sales efforts have driven moderate loan growth and portfolio diversity.  The Company generated increased net interest income in both the three and nine month periods ending September 30, 2016 as compared to the like periods ending September 30, 2015.  The Company’s noninterest income continued to be challenged by low interest rates which drove a decrease in the value of mortgage servicing rights, while noninterest expenses were well controlled for the current quarter.

Results of Operations

Management has remained vigilant in analyzing loan portfolio quality and deciding whether to charge-off loans.  The third quarter review of the loan portfolio concluded that the allowance for loan and lease losses was adequate and appropriate for estimated incurred losses at September 30, 2016.  Management review of the loan portfolio concluded that neither a loan loss reserve release nor an additional loan loss provision was appropriate in the third quarter of 2016.  In the third quarter of 2015, a loan loss reserve release of $2.1 million was recorded based on management’s review of the loan portfolio and reserve levels.

Net income before taxes of $5.4 million in the third quarter of 2016 compares to $6.3 million in the third quarter of 2015.  When compared to the third quarter of 2015, the third quarter of 2016 reflected higher levels of net interest and dividend income, as well as increased levels of noninterest income and noninterest expense.  Noninterest income in the 2016 period was favorably impacted by an increase in net gains realized on the sale of mortgage loans, but negatively affected by net security losses of $2.0 million realized in anticipation of the Talmer branch acquisition funding needs. Noninterest income in the third quarter of 2016 also compared favorably to the third quarter of 2015 due to a fixed asset write-down of $1.1 million recorded upon transfer to OREO in the 2015 quarter.  Noninterest expense increased in the third quarter of 2016 when compared to the third quarter of 2015 primarily due to slight growth in expenses related to salaries and employee benefits.

Earnings for the third quarter of 2016 were $0.12 per diluted share on $3.5 million of net income available to common stockholders.  This compares to $0.12 per diluted share on net income available to common stockholders of $3.6 million for the third quarter of 2015.  Earnings per share for the first nine months of 2016 was $0.36 per diluted share on $10.7 million of net income available to common stockholders.  This compares to $0.33 per diluted share on net income available to common stockholders of $9.7 million for the first nine month of 2015.

Earnings in the third quarter of 2016 were impacted by the pending acquisition of the Chicago branch of Talmer Bank and Trust, which closed on October 28, 2016.  Losses on security sales of $2.0 million and acquisition costs of $115,000 were recorded; excluding these items, net income available to common stockholders for the third quarter of 2016 would have been $4.9 million, or $0.16 per diluted share.  Net income available to common stockholders would have been $12.0 million, or $0.40 per diluted share, for the nine month period.

Net Interest Income

Net interest and dividend income increased by $543,000 from $14.8 million for the quarter ended September 30, 2015, to $15.3 million for the quarter ended September 30, 2016.  Average earning assets for the third quarter of 2016 increased $55.0 million as compared to the fourth quarter of 2015 to a total of $1.91 billion.  Total average loans, including loans held-for-sale, increased by $51.3 million in the third quarter of 2016 as compared to the last quarter of 2015.  Average earnings assets increased $76.5 million, or 4.2%, for the third quarter of 2016 as compared to the 2015 like quarter.

Average earnings assets also experienced growth of $75.9 million, or 4.1%, in the nine month period ending September 30, 2016, as compared to the nine months ended September 30, 2015.  A modest increase in interest and dividend income of $21 million, or 4.2%, in the nine months ended September 30, 2016, as compared to the like 2015 period, was driven by growth in the average securities portfolio. In addition, during the third quarter of 2016, securities sold in anticipation of the Talmer branch acquisition funding needs resulted in an increase to the rate earned, as lower yielding securities were sold. Interest expense increased during the third quarter and the first nine months of 2016, by $210,000 and $482,000, respectively when compared to both the third quarter and the first nine months of 2015.  Quarterly average interest bearing liabilities were higher by $8.9 million, or 0.6%, and $23.2 million, or 1.6%, when compared to December 31, 2015 and September 30, 2015, respectively.  Deposit volume increases and  slightly higher rates offered on time deposits and paid on subordinated debt resulted in the growth of interest expense.

The net interest margin (tax-equivalent basis), expressed as a percentage of average earning assets, was 3.22% in the third quarter of 2016, unchanged from the third quarter of 2015.  The average tax-equivalent yield on earning assets slightly increased from 3.68% for the third quarter of 2015 to 3.70% in the third quarter of 2016.  The cost of funds on interest bearing liabilities was 0.67% for the third quarter of 2016 and 0.62% for the third quarter of 2015.

Management continued to observe competitive pressure to maintain reduced interest rates on loans retained at renewal.  While the Bank prices loans to achieve certain return on equity targets, significant competition for both commercial and industrial as well as commercial real estate loans has put pressure on loan yields.  Additionally, loan requests go through a vigorous approval process to maintain our stringent underwriting standards.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month periods ended September 30, 2016,  December 31, 2015, and September 30, 2015, and nine month periods ended September 30, 2016, and 2015.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	September 30, 2016			December 31, 2015			September 30, 2015
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$50,054	$64	0.50	$13,859	$12	0.34	$18,563	$12	0.25
Securities:
Taxable	624,844	3,954	2.53	674,690	3,819	2.26	642,413	3,471	2.16
Non-taxable (TE)	35,046	277	3.16	17,090	179	4.19	19,318	187	3.87
Total securities	659,890	4,231	2.56	691,780	3,998	2.31	661,731	3,658	2.21
Dividends from Reserve Bank and FHLBC stock	7,918	83	4.19	8,451	76	3.60	8,271	76	3.68
Loans and loans held-for-sale[1]	1,191,574	13,567	4.46	1,140,308	13,057	4.48	1,144,413	13,415	4.59
Total interest earning assets	1,909,436	17,945	3.70	1,854,398	17,143	3.64	1,832,978	17,161	3.68
Cash and due from banks	41,344	-	-	28,781	-	-	28,999	-	-
Allowance for loan losses	(15,767)	-	-	(16,598)	-	-	(18,607)	-	-
Other noninterest bearing assets	190,213	-	-	202,015	-	-	210,793	-	-
Total assets	$2,125,226			$2,068,596			$2,054,163

Liabilities and Stockholders' Equity
NOW accounts	$384,588	$89	0.09	$360,786	$79	0.09	$347,754	$76	0.09
Money market accounts	265,135	64	0.10	284,209	70	0.10	291,663	71	0.10
Savings accounts	257,808	40	0.06	248,952	38	0.06	250,031	38	0.06
Time deposits	401,999	931	0.92	409,353	824	0.80	404,896	799	0.78
Interest bearing deposits	1,309,530	1,124	0.34	1,303,300	1,011	0.31	1,294,344	984	0.30
Securities sold under repurchase agreements	31,892	1	0.01	26,569	1	0.01	31,466	1	0.01
Other short-term borrowings	22,174	22	0.39	24,837	10	0.16	14,674	5	0.13
Junior subordinated debentures	57,573	1,084	7.53	57,538	1,072	7.45	57,525	1,072	7.45
Subordinated debt	45,000	245	2.13	45,000	210	1.83	45,000	205	1.78
Notes payable and other borrowings	500	2	1.57	500	2	1.57	500	1	0.78
Total interest bearing liabilities	1,466,669	2,478	0.67	1,457,744	2,306	0.63	1,443,509	2,268	0.62
Noninterest bearing deposits	472,599	-	-	445,083	-	-	431,052	-	-
Other liabilities	15,539	-	-	10,488	-	-	9,782	-	-
Stockholders' equity	170,419	-	-	155,281	-	-	169,820	-	-
Total liabilities and stockholders' equity	$2,125,226			$2,068,596			$2,054,163
Net interest income (TE)		$15,467			$14,837			$14,893
Net interest income (TE)
to total earning assets			3.22			3.17			3.22
Interest bearing liabilities to earning assets	76.81%			78.61%			78.75%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $700,000,  $430,000 and $459,000 for the third quarter of 2016, the fourth quarter of 2015 and the third quarter of 2015, respectively.  Nonaccrual loans are included in the above-stated average balances.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

Nine Months Ended September 30, 2016 and 2015

(In thousands - unaudited)

	2016			2015
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$25,960	$98	0.50	$22,157	$43	0.26
Securities:
Taxable	682,997	12,547	2.45	631,160	10,218	2.16
Non-taxable (TE)	36,340	891	3.27	24,071	655	3.63
Total securities	719,337	13,438	2.49	655,231	10,873	2.21
Dividends from Reserve Bank and FHLBC stock	7,955	251	4.21	8,576	230	3.58
Loans and loans held-for-sale[1]	1,161,312	39,778	4.50	1,152,718	40,270	4.61
Total interest earning assets	1,914,564	53,565	3.69	1,838,682	51,416	3.70
Cash and due from banks	32,617	-	-	29,955	-	-
Allowance for loan losses	(16,145)	-	-	(20,241)	-	-
Other noninterest bearing assets	193,443	-	-	215,587	-	-
Total assets	$2,124,479			$2,063,983

Liabilities and Stockholders' Equity
NOW accounts	$383,870	$261	0.09	$340,312	$221	0.09
Money market accounts	272,657	198	0.10	295,595	212	0.10
Savings accounts	258,062	118	0.06	249,778	114	0.06
Time deposits	404,210	2,622	0.87	411,142	2,377	0.77
Interest bearing deposits	1,318,799	3,199	0.32	1,296,827	2,924	0.30
Securities sold under repurchase agreements	35,022	3	0.01	28,742	2	0.01
Other short-term borrowings	26,040	66	0.33	20,971	20	0.13
Junior subordinated debentures	57,561	3,251	7.53	57,514	3,215	7.45
Subordinated debt	45,000	727	2.12	45,000	604	1.77
Notes payable and other borrowings	500	6	1.58	500	5	1.32
Total interest bearing liabilities	1,482,922	7,252	0.65	1,449,554	6,770	0.62
Noninterest bearing deposits	465,094	-	-	424,118	-	-
Other liabilities	13,037	-	-	10,818	-	-
Stockholders' equity	163,426	-	-	179,493	-	-
Total liabilities and stockholders' equity	$2,124,479			$2,063,983
Net interest income (TE)		$46,313			$44,646
Net interest income (TE)
to total earning assets			3.23			3.25
Interest bearing liabilities to earning assets	77.45%			78.84%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.8 million and $1.4 million for the first nine months of 2016 and 2015, respectively.  Nonaccrual loans are included in the above-stated average balances.

As indicated previously, net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	December 31,	September 30,	September 30,
	2016	2015	2015	2016	2015
Net Interest Margin
Interest income (GAAP)	$17,825	$17,056	$17,072	$53,183	$51,108
Taxable-equivalent adjustment:
Loans	23	24	24	70	79
Securities	97	63	65	312	229
Interest income (TE)	17,945	17,143	17,161	53,565	51,416
Interest expense (GAAP)	2,478	2,306	2,268	7,252	6,770
Net interest income (TE)	$15,467	$14,837	$14,893	$46,313	$44,646
Net interest income (GAAP)	$15,347	$14,750	$14,804	$45,931	$44,338
Average interest earning assets	$1,909,436	$1,854,398	$1,832,978	$1,914,564	$1,838,682
Net interest margin (GAAP)	3.20%	3.16%	3.20%	3.20%	3.22%
Net interest margin (TE)	3.22%	3.17%	3.22%	3.23%	3.25%

Asset Quality

The Company did not record a loan loss reserve release or additional provision expense in the third quarter of 2016.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans increased by $2.8 million at September 30, 2016, from $14.6 million at December 31, 2015.  The nonperforming loan increase in 2016 is due to two relationships secured by commercial real estate which have each lost one large tenant in recent months.  Both borrowers have indicated they are aggressively pursuing new tenants, and one borrower has noted that refinancing is in process with another institution.  The distribution of the Company’s nonperforming loans is included in the following table.

				September 30, 2016
	Nonperforming Loans as of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Real estate-construction	$76	$148	$3,803	(48.6)	(98.0)
Real estate-residential:
Investor	1,364	972	624	40.3	118.6
Owner occupied	5,755	6,482	6,725	(11.2)	(14.4)
Revolving and junior liens	2,257	2,680	3,021	(15.8)	(25.3)
Real estate-commercial, nonfarm	7,345	2,992	2,554	145.5	187.6
Real estate-commercial, farm	-	1,272	1,272	N/M	N/M
Commercial	583	73	532	698.6	9.6
Total nonperforming loans	$17,380	$14,619	$18,531	18.9	(6.2)

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2016	Total	2016	Total	2015	Total
Real estate-construction
Homebuilder	$(7)	(0.8)	$(5)	(1.2)	$(9)	2.3
Land	(2)	(0.2)	-	-	(4)	1.0
Commercial speculative	-	-	-	-	(190)	48.5
All other	(42)	(5.0)	(1)	(0.2)	(1)	0.3
Total real estate-construction	(51)	(6.0)	(6)	(1.4)	(204)	52.1
Real estate-residential
Investor	(16)	(1.9)	(23)	(5.4)	(10)	2.6
Owner occupied	(75)	(8.9)	74	17.5	163	(41.6)
Revolving and junior liens	112	13.3	(170)	(40.1)	(3)	0.8
Total real estate-residential	21	2.5	(119)	(28.0)	150	(38.2)
Real estate-commercial, nonfarm
Owner general purpose	-	-	(106)	(25.0)	20	(5.1)
Owner special purpose	(3)	(0.4)	(5)	(1.2)	(126)	32.1
Non-owner general purpose	132	15.7	314	74.1	(9)	2.3
Non-owner special purpose	636	75.8	-	-	(139)	35.5
Retail properties	-	-	342	80.7	-	-
Total real estate-commercial, nonfarm	765	91.2	545	128.6	(254)	64.8
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	66	7.9	-	-	(112)	28.50
Other	38	4.4	4	0.8	28	(7.2)
Net charge-off / (recovery)	$839	100.0	$424	100.0	$(392)	100.0

Net charge-offs for the third quarter of 2016 reflected continuing management attention to credit quality.  Gross charge-offs for the quarter ending September 30, 2016, were $1.2 million compared to $576,000 for the quarter ending September 30, 2015.  Gross recoveries for the quarter ending September 30, 2016, were $358,000 compared to $968,000 for the quarter ending September 30, 2015. In comparison to the linked quarter, the third quarter of 2016 continued to reflect conservative loan valuations and aggressive recovery efforts on prior charge-offs.

				September 30, 2016
	Classified Loans as of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Real estate-construction	$254	$83	$3,803	206.0	(93.3)
Real estate-residential:
Investor	1,171	1,136	806	3.1	45.3
Owner occupied	6,432	7,079	7,179	(9.1)	(10.4)
Revolving and junior liens	3,078	3,055	3,599	0.8	(14.5)
Real estate-commercial, nonfarm	13,220	10,568	7,354	25.1	79.8
Real estate-commercial, farm	1,801	1,272	1,272	41.6	41.6
Commercial	2,302	2,029	616	13.5	273.7
Other	1	1	1	-	-
Total classified loans	$28,259	$25,223	$24,630	12.0	14.7

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease loss reserve as another measure of overall change in loan related asset quality.  This ratio ended at 17.79% for the quarter ended September 30, 2016.

Allowance for Loan Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2016	2015	2015	2016	2015

Allowance at beginning of period	$15,822	$16,613	$18,321	$16,223	$21,637
Charge-offs:
Commercial	76	2	101	108	991
Real estate - commercial	792	106	21	1,484	1,547
Real estate - construction	9	-	-	9	2
Real estate - residential	220	520	342	657	1,119
Consumer and other loans	100	160	112	250	323
Total charge-offs	1,197	788	576	2,508	3,982
Recoveries:
Commercial	10	14	213	22	437
Real estate - commercial	27	25	275	255	1,570
Real estate - construction	60	6	204	71	270
Real estate - residential	199	256	192	718	819
Consumer and other loans	62	97	84	202	262
Total recoveries	358	398	968	1,268	3,358
Net charge-offs (recoveries)	839	390	(392)	1,240	624
Loan loss reserve release	-	-	(2,100)	-	(4,400)
Allowance at end of period	$14,983	$16,223	$16,613	$14,983	$16,613

Average total loans (exclusive of loans held-for-sale)	1,186,279	1,136,843	1,140,624	1,157,159	1,147,238
Net charge-offs to average loans	0.07%	0.03%	(0.03)%	0.11%	0.05%
Allowance at period end to average loans	1.26%	1.43%	1.46%	1.29%	1.45%

Ending balance: Individually evaluated for impairment	$514	$34	$25	$514	$25
Ending balance: Collectively evaluated for impairment	$14,469	$16,189	$16,588	$14,469	$16,588

The coverage ratio of the allowance for loan losses to nonperforming loans was 86.2% as of September 30, 2016, which was less than the coverage of 111.0% as of December 31, 2015, and 89.6% as of September 30, 2015.  When measured as a percentage of period end loans as of September 30, 2016, total allowance for loan and lease losses dropped to 1.25% of total loans from 1.43% as of December 31, 2015, and decreased from 1.47% of total loans at September 30, 2015.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at September 30, 2016, based on the review of the nature and volume of portfolio concentrations, trend and severity of classified and past due loans, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

Other Real Estate Owned

OREO at September 30, 2016 ended at $14.1 million.  This compares to $19.1 million at December 31, 2015, and $24.5 million at September 30, 2015.  New additions to the OREO portfolio of $255,000 in the third quarter of 2016 were modest.  Valuation writedowns continued with an expense of $365,000 in the third quarter of 2016 compared to $1.1 million in the third quarter of 2015.  Valuation writedowns were $1.3 million in the first nine months of 2016 compared to $3.8 million in the first nine months of 2015.

				September 30, 2016
	Three Months Ended			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Beginning balance	$16,252	$24,451	$31,964	(33.5)	(49.2)
Property additions	255	1,137	846	(77.6)	(69.9)
Property improvements	4	-	-	-	-
Less:
Property disposals	2,002	6,196	7,231	(67.7)	(72.3)
Period valuation adjustments	365	251	1,128	45.4	(67.6)
Total other real estate owned	$14,144	$19,141	$24,451	(26.1)	(42.2)

 In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $4.8 million, or approximately 33.7% of total OREO at September 30, 2016, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type

(in thousands)	September 30, 2016		December 31, 2015		September 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$1,218	9%	$2,334	12%	$2,194	9%
Lots (single family and commercial)	8,795	62%	10,042	52%	11,990	49%
Vacant land	636	4%	2,104	11%	2,152	9%
Multi-family	264	2%	314	2%	314	1%
Commercial property	3,231	23%	4,347	23%	7,801	32%
Total OREO properties	$14,144	100%	$19,141	100%	$24,451	100%

Noninterest Income

				3rd Qtr 2016
	Three Months Ended			Percent Change From
(dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2016	2016	2015	2016	2015
Trust income	$1,403	$1,502	$1,444	(6.6)	(2.8)
Service charges on deposits	1,756	1,646	1,766	6.7	(0.6)
Residential mortgage banking revenue	2,789	1,611	1,275	73.1	118.7
Securities loss, net	(1,959)	-	(57)	N/M	N/M
Increase in cash surrender value of bank-owned life insurance	383	319	236	20.1	62.3
Debit card interchange income	1,013	1,049	1,004	(3.4)	0.9
Loss on disposal and transfer of fixed assets	-	-	(1,143)	N/M	N/M
Other income	1,209	1,150	1,123	5.1	7.7
Total noninterest income	$6,594	$7,277	$5,648	(9.4)	16.7

N/M  - Not Meaningful

Of the noninterest income categories, residential mortgage banking income experienced the largest fluctuations on both a linked quarter and year over year basis, as shown above, primarily due to increases in the net gains on sales of mortgage loans, as well as the variability of mortgage servicing rights valuations.  In the third quarter of 2015, a one-time writedown of $1.1 million was recorded on a fixed asset upon transfer to OREO status.  Also, cash surrender value of bank-owned life insurance increased as a result of investment value growth over all periods presented.  Finally in the third quarter of 2016, net securities losses of $2.0 million were realized to satisfy anticipated funding requirements for the Talmer branch acquisition.  Excluding these items, the three quarters presented have minimal variation.

For the first nine months of 2016 total noninterest income is $1.7 million lower than compared to the first nine months of 2015.  The combination of decrease in residential mortgage banking revenue and net securities losses, including the one-time writedown on a fixed asset upon transfer to OREO, accounted for the decline in noninterest income.

Noninterest Expense

				3rd Qtr 2016
	Three Months Ended			Percent Change From
(dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2016	2016	2015	2016	2015
Salaries	$7,205	$6,999	$6,843	2.9	5.3
Bonus	521	452	238	15.3	118.9
Benefits and other	1,288	1,363	1,179	(5.5)	9.2
Total salaries and employee benefits	9,014	8,814	8,260	2.3	9.1
Occupancy expense, net	1,120	1,009	1,156	11.0	(3.1)
Furniture and equipment expense	1,144	1,078	1,110	6.1	3.1
FDIC insurance	228	362	373	(37.0)	(38.9)
General bank insurance	269	272	308	(1.1)	(12.7)
Advertising expense	430	435	434	(1.1)	(0.9)
Debit card interchange expense	363	620	379	(41.5)	(4.2)
Legal fees	242	191	279	26.7	(13.3)
Other real estate owned expense, net	426	879	977	(51.5)	(56.4)
Other expense	3,346	3,040	2,968	10.1	12.7
Total noninterest expense	$16,582	$16,700	$16,244	(0.7)	2.1
Efficiency ratio (defined below)	66.69%	68.92%	73.66%

The efficiency ratio shown in the table above is calculated as noninterest expense excluding OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and includes a tax equivalent adjustment on the increase in cash surrender value of bank-owned life insurance.

Noninterest expense decreased $118,000, or 0.7%, on a linked quarter.  This is primarily due to an increase in net gains upon sale of OREO, and other OREO related expenses which continue to be less than levels experienced in the prior year.  Major expense categories were generally flat or down in the third quarter of 2016 compared to the second quarter of 2016 and the third quarter of 2015, with the exception of salaries and employee benefits, due to increased headcount and costs of retirement benefits.  FDIC insurance expense was reduced in the third quarter of 2016 and incorporates the FDIC small bank rate change effective July 1, 2016.  Other expense was slightly higher in the third quarter of 2016 due to increased costs of employee compliance training and other compliance related fees.

For the first nine months of 2016, total noninterest expense was $2.8 million or 5.3% lower compared to the same period in 2015.  Most notably, OREO expenses, net, decreased $2.7 million primarily due to the declining OREO portfolio.  Other expenses have minimal variations, as continued efficiencies with operational processes and prudent hiring practices have contributed to this reduction in noninterest expense.

Income Taxes

The Company recorded a tax expense of $1.9 million on $5.4 million pre-tax income for the third quarter of 2016.  For the nine months ending September 30, 2016, tax expense was $5.9 million based on $16.5 million of pre-tax income.   Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through September 30, 2016.  The Company has no valuation reserve on the deferred tax assets as of September 30, 2016.

Financial Condition

Total assets increased $35.7 million from December 31, 2015, to $2.11 billion at September 30, 2016, due primarily to loan growth.  Loans increased by $69.1 million, or 6.1%, when compared to December 31, 2015.  Available-for-sale securities increased by $75.0 million in the third quarter of 2016 as compared to year end 2015.  The increase stems from the transfer of the held-to-maturity securities portfolio, in its entirety, to the available-for-sale classification.  In addition, security sales in the third quarter of 2016 resulted in an increase to interest bearing deposits with financial institutions of $147.4 million; these funds are anticipated to be used to satisfy the Talmer branch acquisition funding needs in the fourth quarter of 2016.

Loans

Total loans were $1.20 billion as of September 30, 2016, an increase of $69.1 million from the total as of December 31, 2015, which was driven by growth in commercial and industrial loans. Growth in other loan segments since the prior year end period was more modest, but all major loan segments contributed to the total loan growth.  Total loans increased $69.9 million from September 30, 2015.

				September 30, 2016
	Major Classification of Loans as of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Commercial	$169,824	$130,362	$120,036	30.3	41.5
Real estate - commercial	617,280	605,721	609,937	1.9	1.2
Real estate - construction	28,786	19,806	23,461	45.3	22.7
Real estate - residential	357,846	351,007	354,106	1.9	1.1
Consumer	3,325	4,216	4,005	(21.1)	(17.0)
Overdraft	403	483	423	(16.6)	(4.7)
Lease financing receivables	14,210	10,953	9,697	29.7	46.5
Other	10,114	10,130	10,345	(0.2)	(2.2)
	1,201,788	1,132,678	1,132,010	6.1	6.2
Net deferred loan costs	1,064	1,037	902	2.6	18.0
Total loans	$1,202,852	$1,133,715	$1,132,912	6.1	6.2

The quality of the loan portfolio is impacted by not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been the subject of extensive discussion on state, national and international levels.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 83.5% of the portfolio as of September 30, 2016, compared to 86.1% of the portfolio as of December 31, 2015.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Securities

				September 30, 2016
(in thousands)	Securities Portfolio as of			Percent Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Securities available-for-sale, at fair value
U.S. Treasury	$-	$1,509	$1,515	N/M	N/M
U.S. government agencies	1,503	1,556	1,577	(3.4)	(4.7)
U.S. government agency mortgage-backed	43,723	1,996	2,034	2,090.5	2,049.6
States and political subdivisions	22,254	30,526	23,170	(27.1)	(4.0)
Corporate bonds	10,730	29,400	29,580	(63.5)	(63.7)
Collateralized mortgage obligations	204,390	66,920	70,877	205.4	188.4
Asset-backed securities	140,173	231,908	187,096	(39.6)	(25.1)
Collateralized loan obligations	108,284	92,251	92,987	17.4	16.5
Total securities available-for-sale	531,057	456,066	408,836	16.4	29.9
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	-	36,505	36,746	N/M	N/M
Collateralized mortgage obligations	-	211,241	213,298	N/M	N/M
Total securities held-to-maturity	-	247,746	250,044	N/M	N/M

Total securities	$531,057	$703,812	$658,880	(24.5)	(19.4)

N/M  - Not Meaningful

The securities portfolio ended the third quarter of 2016 at $531.1 million, a decrease of $172.8 million from $703.8 million at December 31, 2015, and down $127.8 million from the third quarter of 2015.  The total securities held-to-maturity portfolio was reclassified to available-for-sale in the second quarter of 2016, to allow for portfolio restructuring and to fund loan growth.  Available-for-sale purchases during the year to date 2016 and year over year periods included additional U.S. government agency mortgage-backed, collateralized mortgage obligations, and collateralized loan obligations.  During the third quarter of 2016,  security sales in anticipation of the Talmer branch acquisition funding needs resulted in realized losses of $2.0 million.

Deposits and Borrowings

				September 30, 2016
	Deposit Detail as of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2016	2015	2015	2015	2015
Noninterest bearing demand	$473,477	$442,639	$430,810	7.0	9.9
Savings	253,454	252,169	249,240	0.5	1.7
NOW accounts	391,188	376,720	342,099	3.8	14.3
Money market accounts	259,495	279,709	286,887	(7.2)	(9.5)
Certificates of deposit of less than $100,000	230,748	235,336	238,136	(1.9)	(3.1)
Certificates of deposit of $100,000 through $250,000	105,868	109,855	109,710	(3.6)	(3.5)
Certificates of deposit of more than $250,000	63,152	62,658	63,597	0.8	(0.7)
Total deposits	$1,777,382	$1,759,086	$1,720,479	1.0	3.3

Total deposits were $1.78 billion on September 30, 2016, which reflects an increase from total deposits of $1.76 billion as of December 31, 2015, and $1.72 billion as of September 30, 2015.  Total noninterest bearing demand and NOW accounts experienced increases of $45.3 million, or 5.5%, in volumes for the first nine months of 2016, while money market and certificates of deposit reflected a decrease of $28.3 million, or 4.1%,  for the same period.

At September 30, 2016, one of the Company’s most significant borrowing relationships continued to be the $45.5 million credit facility with a correspondent bank.  The $45.0 million subordinated debt and the $500,000 term debt portion of the senior debt facility were outstanding as of December 31, 2015, and September 30, 2016, and both mature on March 31, 2018.  The interest rate on the senior debt facility resets quarterly and at the Company’s option, is based on either the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt resets quarterly, and is equal to three-month LIBOR plus 150 basis points.  The Company has made all required interest payments on the outstanding principal amounts on a timely basis.

The credit facility agreement contains usual and customary provisions regarding acceleration of the senior debt upon the occurrence of an event of default by the Company under the senior debt agreement.  The senior debt agreement also contains certain customary representations and warranties, and financial covenants.  At September 30, 2016, the Company was in compliance with the financial covenants contained within the credit agreement.

The Bank increased its securities sold under repurchase agreements to $46.6 million at September 30, 2016, from $34.1 million at December 31, 2015.  The Bank had no advance from Federal Home Loan Bank of Chicago at September 30, 2016, and $15.0 million at December 31, 2015.

The Company is also obligated on $57.6 million of junior subordinated debentures related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  As of September 30, 2016, the Company continues to be current on the payments due on these securities.  The carrying value was reduced by the unamortized portion of the issuance costs in 2016 after adopting ASU 2015-03 applied on a retrospective basis.

Capital

As of September 30, 2016, total stockholders’ equity was $171.6 million, which was an increase of $15.7 million from $155.9 million as of December 31, 2015.  This increase is directly attributable to nine months of increased net income and reduced accumulated other comprehensive net loss, offset slightly by $592,000 of dividends paid to common shareholders in 2016.

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

The Company’s non-GAAP tangible common equity to tangible assets ratio was 8.12% at September 30, 2016, compared to 7.50% at both September 30, 2015 and December 31, 2015.

	(unaudited)
	As of September 30,	As of December 31,	As of September 30,
(In thousands)	2016	2015	2015

Tier 1 capital
Total equity	$171,627	$155,929	$153,643
Tier 1 adjustments:
Trust preferred securities allowed	48,728	44,156	42,674
Cumulative other comprehensive loss	7,437	12,659	10,963
Disallowed deferred tax assets	(32,882)	(36,119)	(36,583)
Tier 1 capital	$194,910	$176,625	$170,697

Tangible common equity
Total equity	$171,627	$155,929	$153,643
Less: Preferred equity	-	-	-
Tangible common equity	$171,627	$155,929	$153,643

Tangible assets
Total assets	$2,112,751	$2,077,863	$2,049,594
Less:
Goodwill and intangible assets	-	-	-
Tangible assets	$2,112,751	$2,077,863	$2,049,594

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

Net cash inflows from operating activities were $17.2 million during the first nine months of 2016, compared with net cash inflows of $15.3 million in the same period in 2015.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first nine months of 2016 and 2015.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first nine months of 2016 and 2015.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $117.4 million in the first nine months of 2016, compared to net cash inflows of $12.7 million in the same period in 2015.  In the first nine months of 2016, securities transactions accounted for net inflows of $185.0 million, and net principal received on loans accounted for net outflows of $71.6 million.  In the first nine months of 2015, securities transactions accounted for net outflows of $17.3 million, and net principal disbursed on loans accounted for net inflows of $18.4 million.  Proceeds from sales of OREO accounted for $5.2 million and $12.3 million in investing cash inflows for the first nine months of 2016 and 2015, respectively.

Net cash inflows from financing activities in the first nine months of 2016 were $15.0 million, compared with net cash outflows of $18.4 million in the first nine months of 2015.  Net deposit inflows in the first nine months of 2016 were $18.3 million compared to net deposit inflows of $35.4 million in the first nine months of 2015.  Other short-term borrowings had net cash outflows related to FHLBC advances of $15.0 million in the first nine months of 2016 and outflows of $10.0 million in the first nine months of 2015.  Changes in securities sold under repurchase agreements accounted for $12.5 million and $6.0 million in net inflows in the first nine months of 2016 and 2015, respectively.

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

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Company’s interest rate risk exposures estimated at September 30, 2016, and December 31, 2015, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which include interest rate swap derivatives as discussed in Note 14 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 1.0% or more, a situation that continues to date.  As of December 2015, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios decreased slightly as of September 2016, primarily due to changes in how future principal cash flows of mortgage securities are projected.  Management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal funds rates and the Banks’s prime rate rose 0.25% in December of 2015, to 0.50% and 3.50%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% assuming no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2016
Dollar change	N/A	$(3,698)	$(2,076)	$1,164	$2,482	$5,088
Percent change	N/A	N/A	(3.6)%	1.4%	3.1%	6.2%

December 31, 2015
Dollar change	N/A	N/A	$(2,336)	$1,040	$2,227	$4,434
Percent change	N/A	N/A	(4.1)%	1.8%	3.9%	7.8%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1.A. of Part I of the Company’s most recent Annual Report in Form 10-K.  In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, that could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1	Offer letter, dated August 1, 2016, between the Company and Gary Collins.

10.2	Compensation and Benefits Assurance Agreement, dated as of October 29, 2016, between the Company and Gary Collins.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher

President and Chief Executive Officer
(principal executive officer)

	BY:	/s/ J. Douglas Cheatham
J. Douglas Cheatham

Executive Vice-President and Chief Financial Officer, Director (principal financial and accounting officer)

DATE: November 8, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer letter, dated August 1, 2016, between the Company and Gary Collins.

10.2	Compensation and Benefits Assurance Agreement, dated as of October 29, 2016, between the Company and Gary Collins.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.