Form 10-Q/A
period 2016-09-30
OLD SECOND BANCORP INC
filed 2016-11-15
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016 is being filed for the sole purpose of filing the corrected Exhibits 32.1 and 32.2.

This Amendment contains the complete text of the original report in addition to the corrected Exhibits listed above. This Amendment does not reflect any events occurring subsequent to the November 8, 2016 filing date of the original Form 10-Q for the quarter ended September 30, 2016, or in any way modify or update disclosures in the original Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1+	Offer letter, dated August 1, 2016, between the Company and Gary Collins.

10.2+	Compensation and Benefits Assurance Agreement, dated as of October 29, 2016, between the Company and Gary Collins.

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+

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

   + Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher

President and Chief Executive Officer
(principal executive officer)

	BY:	/s/ J. Douglas Cheatham
J. Douglas Cheatham

Executive Vice-President and Chief Financial Officer, Director (principal financial and accounting officer)

DATE: November 14, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Offer letter, dated August 1, 2016, between the Company and Gary Collins.

10.2+	Compensation and Benefits Assurance Agreement, dated as of October 29, 2016, between the Company and Gary Collins.

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+

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

+ Previously filed.