Form 10-K
period 2016-12-31
OLD SECOND BANCORP INC
filed 2017-03-13
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $196.6 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 29,556,216 at March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017 are incorporated by reference into Part III hereof.

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

The Bank’s full service banking businesses include the customary consumer and commercial products and services that banking institutions typically provide including demand, NOW, money market, savings, time deposit and individual retirement accounts; commercial, industrial, consumer and real estate lending, including installment loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations; trust services; wealth management services; and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. The Bank’s lending activities include making commercial and consumer loans, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory and real estate lending.  Installment lending includes direct and indirect loans to consumers and commercial customers.

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

The Company’s management evaluates the operations of the Company as one operating segment, which is community banking. Financial information concerning the Company’s operations can be found in the financial statements in this annual report.

Market Area

The Company’s main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Maple Park, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, Ottawa, Oswego, Sycamore, Frankfort, Chicago and Chicago Heights communities and surrounding areas through its 26 banking locations that are located primarily west and south of the Chicago metropolitan area.  The Bank is continually assessing its market presence to ensure it meets the needs of these communities and the Company’s stockholders.  On October 28, 2016, the Bank acquired the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”) .  On November 16, 2016, the Bank announced its plan to close the Maple Park branch as of February 24, 2017.  During 2015 the Company closed one of two branches in Batavia.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2016, the Bank originated approximately $614.9 million in loans.  Also in 2016, residential mortgage loans of approximately $191.4 million (some of which were originated in 2015) were sold to third parties.  Finally, the Bank’s total loan portfolio grew $221.0 million in late 2016 due to the Talmer branch acquisition.

The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, construction, general commercial and consumer lending.  As of December 31, 2016, residential mortgages represented approximately 25.6% (31.0% at year-end 2015) of the Bank’s loan portfolio, commercial real estate loans represented approximately 49.8% (53.4% at year-end 2015), construction lending represented approximately 4.4% (1.8% at year-end 2015), general commercial loans, including leases, represented approximately 19.2% (12.5% at year-end 2015), and consumer and other lending represented less than 1.0% (2.0% at year-end 2015).  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  The Bank continues to focus on identifying commercial and industrial prospects in its new business pipeline with positive results in 2016.  As noted above, the Bank is an active commercial lender in the Chicago metropolitan area, with primary markets west and south of Chicago.  Commercial lending reflects revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  The Bank also has commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank often secures personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with the variable tied to the prime rate or LIBOR.  While management continued to diversify the loan portfolio, overall demand for working capital and equipment financing remained  soft in the Bank’s primary market area in 2016.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentration in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2016, approximately $315.4 million, or 42.8% (49.1%, at year-end 2015) of the total commercial real estate loan portfolio of $736.2 million consisted of loans  to borrowers secured by owner occupied property.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations, which are usually derived from rent in the case of nonowner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the ongoing but diminished price adjustments that have been observed by the Company beginning in 2008.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with its borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  The Bank’s construction and development portfolio increased from $19.8 million at December 31, 2015, to $64.7 million at December 31, 2016, due primarily to the impact of the Talmer branch acquisition.  The Bank uses underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to our local market area.  Lending decisions have been based on the appraised value of the property as determined by an independent appraiser, an analysis of the potential marketability and profitability of the project and identification of a cash flow source to service the permanent loan or verification of a refinancing source.  Construction loans generally have terms of 12 to 18 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  Therefore, construction lending generally involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, and loan advances are limited to the value determined by the appraisal, there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for single-family developments, where the sale of lots and houses are tied to customer preferences and interest rates.  If the borrower defaults prior to completion of the project, the Bank may be required to fund additional amounts so that another developer can complete the project.  The Bank is located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should local demand for housing shift.  The Bank addresses these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending.

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  The Bank typically retains servicing rights for sold mortgages.  The retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in the Bank’s portfolio.  Residential mortgage purchase activity has reflected a moderate level of activity as the real estate market in our market area continues to stabilize.  However, with continuing lower interest rates and increased stabilization in our market area, the Bank’s residential mortgage lending reflects a steady volume and mixture of both refinance and purchase financing opportunities.  Home equity lending has continued to slow in the past year but is still a meaningful portion of the Bank’s business.

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

Lease Financing  Receivables.  The Bank continued growth of the lease portfolio in 2016 with the acquisition of leases originated by other equipment financing companies, as well as organic growth by the Bank.  The collateral for lease financing receivables primarily includes manufacturing and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and improve loan concentration metrics.

Competition

The Company’s market area is highly competitive and the Bank’s business activities require it to compete with many other financial institutions.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora's surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Aurora area or actively compete for customers within the Company's market area.  The Bank also faces competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.  Many of our nonbank competitors which are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company and the Bank, may have certain competitive advantages.

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

We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our market.

Employees

At December 31, 2016,  the Company employed 467 full-time equivalent employees.

Internet

The Company maintains a corporate website at http://www.oldsecond.com.  The Company makes available free of charge on or through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the Company’s website.  The Company’s reports, proxy and informational statements and other information regarding the Company are available free of charge on the SEC’s website (www.sec.gov).  The Company will also provide copies of its filings free of charge upon written request to: Investor Relations, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and other publicly available documents of the Company, including the documents incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ significantly from those described in such forward-looking statements, due to numerous factors, including:

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
•

changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	competitive pressures in the financial services business;
•	any negative perception of our reputation or financial strength;
•	ability to raise additional capital on acceptable terms when needed;
•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	losses incurred in connection with repurchases and indemnification payments related to mortgages;
•	the soundness of other financial institutions;
•	changes in accounting standards, rules and interpretations and the impact on our financial statements;
•	our ability to receive dividends from our subsidiaries;
•	a decrease in our regulatory capital ratios;
•	legislative or regulatory changes, particularly changes in regulation of financial services companies;
•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;
•	the impact of heightened capital requirements; and
•	each of the factors and risks under the heading “Risk Factors.”

Because the Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements and you should not rely on any forward-looking statements.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company's business.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company's operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company's and the Bank's insiders and affiliates and the Company’s payment of dividends.  In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.  While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

This supervisory and regulatory framework subjects banks and their bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business.  These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors.  The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company's capital levels.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of  both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels.  Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983.  The minimums have been expressed in terms of ratios of capital divided by total assets.  As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.  A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions.  Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords.  The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.   In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies.  The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets.  For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments.  The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed.  For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015.  However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below.  The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements.   The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.”  Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i)

qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits.  Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);
•	A ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General.  The Company, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the BHCA.  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.    The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

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

Capital Requirements.  Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016.  See “Regulatory Emphasis on Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles; effective incentive plans are required to: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans.  On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials.  The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General.    The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks.  The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.   Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, so that mimimum and maximum intial base assessment rates are based on supervisory ratings.  The initial base assessment rates currently range from three basis points to 30 basis points.  At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated based on its average consolidated total assets less its average tangible equity.  This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018, (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.56 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments.    National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.    During the year ended December 31, 2016, the Bank paid supervisory assessments to the OCC totaling $434,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Liquidity Requirements.  Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations.  To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests.  One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario.  The other test, known as the Net Stable Funding Ratio ("NSFR") is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon.  These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR.  While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company has adopted a modified version of the LCR as a part of measuring the liquidity at the Bank.  The Company has no plans to adopt the NSFR and has not received regulatory guidance indicating a requirement to do so.

Stress Testing.    A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis, In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators.  Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is engaged in the process.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016.  See “Regulatory Emphasis on Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk.  In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses.  New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment.  The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority.  National banks headquartered in Illinois, such as the Bank, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.  Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

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

Transaction Account Reserves.    Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2017 the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money.  The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate.  Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment.  A concentration in commercial real estate is one example of regulatory concern.  The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) non-owner occupied commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.  The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.  On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards.  The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending.  In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank's loan portfolio as of December 31, 2016, concentrations in commercial real estate did not exceed the 300% guideline for non-owner occupied commercial real estate loans, or the 100% guideline for construction and development loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales.  The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices.  In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.”  In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for higher compliance costs.

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

I.Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential.

The following table sets forth certain information relating to the Company’s average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,

Tax Equivalent Interest and Rates

Years ended December 31, 2016, 2015 and 2014

	2016			2015			2014
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$33,226	$169	0.50	$20,066	$55	0.27	$28,106	$73	0.26
Securities:
Taxable	635,914	15,865	2.49	642,132	14,037	2.19	616,187	14,131	2.29
Non-taxable (TE)	36,643	1,295	3.53	22,311	834	3.74	16,425	727	4.43
Total securities	672,557	17,160	2.55	664,443	14,871	2.24	632,612	14,858	2.35
Dividends from FHLBC and FRBC	7,944	333	4.19	8,545	306	3.58	9,677	309	3.19
Loans and loans held-for-sale[1]	1,218,931	56,263	4.54	1,149,590	53,327	4.58	1,127,590	53,170	4.65
Total interest earning assets	1,932,658	73,925	3.78	1,842,644	68,559	3.68	1,797,985	68,410	3.76
Cash and due from banks	31,689	-	-	29,659	-	-	32,628	-	-
Allowance for loan losses	(15,955)	-	-	(19,323)	-	-	(24,981)	-	-
Other noninterest bearing assets	194,356	-	-	212,142	-	-	230,861	-	-
Total assets	$2,142,748			$2,065,122			$2,036,493

Liabilities and Stockholders' Equity
NOW accounts	$389,266	$358	0.09	$345,472	$300	0.09	$314,212	$266	0.08
Money market accounts	273,101	274	0.10	292,725	282	0.10	305,595	317	0.10
Savings accounts	256,905	157	0.06	249,570	152	0.06	238,326	155	0.07
Time deposits	404,285	3,640	0.90	410,691	3,201	0.78	446,133	4,500	1.01
Interest bearing deposits	1,323,557	4,429	0.33	1,298,458	3,935	0.30	1,304,266	5,238	0.40
Securities sold under repurchase agreements	34,016	4	0.01	28,194	3	0.01	26,093	3	0.01
Other short-term borrowings	26,518	102	0.38	21,945	30	0.13	12,534	16	0.13
Junior subordinated debentures	57,567	4,334	7.53	57,520	4,287	7.45	57,472	4,919	8.56
Senior notes	2,050	112	5.46	-	-	-	-	-	-
Subordinated debt	42,910	949	2.18	45,000	814	1.78	45,000	792	1.74
Notes payable and other borrowings	477	8	1.65	500	7	1.38	500	16	3.16
Total interest bearing liabilities	1,487,095	9,938	0.66	1,451,617	9,076	0.62	1,445,865	10,984	0.76
Noninterest bearing deposits	476,422	-	-	429,403	-	-	388,295	-	-
Other liabilities	12,929	-	-	10,712	-	-	20,218	-	-
Stockholders' equity	166,302	-	-	173,390	-	-	182,115	-	-
Total liabilities and stockholders' equity	$2,142,748			$2,065,122			$2,036,493
Net interest income (TE)		$63,987			$59,483			$57,426
Net interest income (TE) to total earning assets			3.31			3.23			3.19
Interest bearing liabilities to earning assets	76.95%			78.78%			80.42%

1    Interest income from loans is shown tax equivalent as discussed below and includes fees of $2.5 million, $1.8 million and $2.3 million for 2016, 2015 and 2014, respectively.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2016	2015	2014
Interest income (GAAP)	$73,379	$68,164	$68,044
Taxable equivalent adjustment - loans	93	103	111
Taxable equivalent adjustment - securities	453	292	255
Interest income (TE)	73,925	68,559	68,410
Less: interest expense (GAAP)	9,938	9,076	10,984
Net interest income (TE)	$63,987	$59,483	$57,426
Net interest income (GAAP)	$63,441	$59,088	$57,060
Average interest earning assets	1,932,658	1,842,644	1,797,985
Net interest income to total interest earning assets	3.28%	3.21%	3.17%
Net interest income to total interest earning assets (TE)	3.31%	3.23%	3.19%

The following table allocates the changes in net interest income to changes in either average balances or average rates for interest earning assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 35% marginal rate.  Interest income not yet received on nonaacrual loans is reversed upon transfer to nonaccrual status; future receipt of interest income is a reduction to principal while in nonaccrual status.

Analysis of Year-to-Year Changes in Net Interest Income1

	2016 Compared to 2015			2015 Compared to 2014
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest and dividend income
Interest bearing deposits	$50	$64	$114	$(22)	$4	$(18)
Securities:
Taxable	(135)	1,963	1,828	845	(939)	(94)
Tax-exempt	504	(43)	461	189	(82)	107
Dividends from FHLBC and FRBC	(19)	46	27	78	(81)	(3)
Loans and loans held-for-sale	3,364	(428)	2,936	937	(780)	157
Total interest and dividend income	3,764	1,602	5,366	2,027	(1,878)	149
Interest expense
NOW accounts	40	18	58	27	7	34
Money market accounts	(21)	13	(8)	(13)	(22)	(35)
Savings accounts	4	1	5	9	(12)	(3)
Time deposits	(49)	488	439	(336)	(963)	(1,299)
Securities sold under repurchase agreements	1	-	1	-	-	-
Other short-term borrowings	7	65	72	13	1	14
Junior subordinated debentures	4	43	47	4	(636)	(632)
Senior notes	112	-	112	-	-	-
Subordinated debt	(36)	171	135	-	22	22
Notes payable and other borrowings	-	1	1	-	(9)	(9)
Total interest expense	62	800	862	(296)	(1,612)	(1,908)
Net interest and dividend income	$3,702	$802	$4,504	$2,323	$(266)	$2,057

1  The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by previous years’s rate. Rate variances are computed using the change in rate multiplied by the previous years’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of absolute dollar amounts of the change in each.

II.Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31 of each year indicated:

Securities Portfolio Composition

	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Treasury	$-	$-	$1,509	$1,509	$1,529	$1,527
U.S. government agencies	-	-	1,683	1,556	1,711	1,624
U.S. government agency mortgage-backed	42,511	41,534	2,040	1,996	-	-
States and political subdivisions	68,718	68,703	30,341	30,526	21,682	22,018
Corporate bonds	10,957	10,630	30,157	29,400	31,243	30,985
Collateralized mortgage obligations	174,352	170,927	68,743	66,920	65,728	63,627
Asset-backed securities	146,391	138,407	241,872	231,908	175,565	173,496
Collateralized loan obligations	102,504	101,637	94,374	92,251	94,236	92,209
Total securities available-for-sale	$545,433	$531,838	$470,719	$456,066	$391,694	$385,486

Held-to-maturity
U.S. government agency mortgage-backed	$-	$-	$36,505	$38,097	$37,125	$39,155
Collateralized mortgage obligations	-	-	211,241	213,578	222,545	224,111
Total held-to-maturity	$-	$-	$247,746	$251,675	$259,670	$263,266

Some of the Company’s holdings of U.S. government agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMO’s are issued by Ginnie Mae, which does carry the full faith and credit of the U.S. government.  The Company also holds some MBS and CMO’s that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of asset-backed securities (ABS) were largely comprised of securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in the Company’s markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  The Company also holds Collateralized Loan Obligation (CLO) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  The Company’s CLO’s are roughly split between tranches that have S&P or Moody’s ratings of A and those that are rated AA.  CLO credit enhancement is achieved through over-collateralization and/or subordination.

Securities Portfolio Maturity and Yields

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2016.  Securities not due at a single maturity date are shown only in the total column.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
States and political subdivisions	$14,416	1.93%	$4,571	3.02%	$5,964	3.26%	$43,752	3.51%	$68,703	3.12%
Corporate bonds	-	-	-	-	10,630	2.28	-	-	10,630	2.28
	14,416	1.93	4,571	3.02	16,594	2.62	43,752	3.51	79,333	3.01
Mortgage-backed securities and collateralized mortgage obligations									212,461	2.43
Asset-backed securities									138,407	2.15
Collateralized loan obligations									101,637	3.80
Total securities available-for-sale	$14,416	1.93%	$4,571	3.02%	$16,594	2.62%	$43,752	3.51%	$531,838	2.70%

As of December 31, 2016, net unrealized losses on available-for-sale securities was $13.6 million, which offset by deferred income taxes resulted in an overall reduction to equity capital of $8.2 million.  As of December 31, 2015, net unrealized losses on available-for-sale securities and net losses not accreted on securities transferred from available-for-sale to held-to-maturity was $20.6 million, which offset by deferred income taxes resulted in an overall reduction to equity capital of $12.3 million.

At December 31, 2016, there were two issuers of securities where the book value of the Company’s holdings were greater than 10% of stockholders’ equity.  Issuers of Securities with an aggregate book value greater than 10% of stockholders equity at December 31, 2016, were as follows:

	December 31, 2016
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$37,812	$34,678
Towd Point Mortgage Trust	20,302	19,792

III.Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31 for the years indicated:

	2016	2015	2014	2013	2012
Commercial	$229,030	$116,343	$119,717	$95,211	$87,136
Real estate - commercial	736,247	605,721	600,629	560,233	579,687
Real estate - construction	64,720	19,806	44,795	29,351	42,167
Real estate - residential	377,197	350,557	369,870	389,931	414,141
Consumer	4,191	4,963	4,004	3,040	3,414
Overdraft	436	483	649	628	994
Lease financing receivables	55,451	25,712	8,038	10,069	6,060
Other	11,537	10,130	11,630	12,793	16,451
Gross loans	1,478,809	1,133,715	1,159,332	1,101,256	1,150,050
Allowance for loan losses	(16,158)	(16,223)	(21,637)	(27,281)	(38,597)
Loans, net	$1,462,651	$1,117,492	$1,137,695	$1,073,975	$1,111,453

The above loan totals include deferred loan fees and costs.

Maturity and Rate Sensitivity of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2016:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$87,372	$40,933	$71,394	$23,558	$5,773	$229,030
Real estate - commercial	111,769	368,423	78,362	65,500	112,193	736,247
Real estate - construction	23,434	16,164	16,746	3,350	5,026	64,720
Real estate - residential	21,821	82,419	50,913	32,648	189,396	377,197
Consumer	318	3,602	-	271	-	4,191
Overdraft	436	-	-	-	-	436
Lease financing receivables	654	39,893	-	14,904	-	55,451
Other	6,325	1,857	2,443	174	738	11,537
Total	$252,129	$553,291	$219,858	$140,405	$313,126	$1,478,809

The above loan total includes deferred loan fees and costs; column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 79.7% and 86.1% of the portfolio at December 31, 2016 and 2015, respectively.  The Company had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2016.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 of the years indicated:

	2016	2015	2014	2013	2012
Nonaccrual loans	$15,283	$14,389	$26,926	$38,911	$77,519
Nonperforming Troubled debt restructured loans accruing interest	718	165	154	796	4,987
Loans past due 90 days or more and still accruing interest	-	65	-	87	89
Total nonperforming loans	16,001	14,619	27,080	39,794	82,595
Other real estate owned	11,916	19,141	31,982	41,537	72,423
Total nonperforming assets	$27,917	$33,760	$59,062	$81,331	$155,018

Other real estate owned ("OREO") as % of nonperforming assets	42.7%	56.7%	54.1%	51.1%	46.7%

Accrual of interest is discontinued on a loan when principal or interest is ninety days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $230,000,  $116,000 and $511,000 was recorded and collected during 2016,  2015 and 2014, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2016,  2015 and 2014, had these loans been on an accrual basis throughout the year, was approximately $918,000,  $815,000 and $1.8 million, respectively.  There were approximately $5.0 million and $4.4 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2016 and 2015, respectively.  Additionally, the nonaccrual loans above include $2.9 million in restructured loans for the period ending at December 31, 2016 and 2015.

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

Management defines potential problem loans as performing loans rated Substandard that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 5 to the Financial Statements.

IV.Summary of Loan Loss Experience

Analysis of Allowance for Loan Losses

The following table summarizes, for the years indicated, activity in the allowance for loan losses, including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2016	2015	2014	2013	2012
Average total loans (exclusive of loans held-for-sale)	$1,214,804	$1,144,618	$1,124,335	$1,102,197	$1,263,172
Allowance at beginning of year	16,223	21,637	27,281	38,597	51,997
Charge-offs:
Commercial, including leases	118	993	578	316	344
Real estate - commercial	1,633	1,653	1,972	2,985	13,508
Real estate - construction	23	2	174	1,014	4,969
Real estate - residential	1,072	1,639	3,393	6,293	8,406
Consumer and other loans	344	483	526	597	638
Total charge-offs	3,190	4,770	6,643	11,205	27,865
Recoveries:
Commercial, including leases	37	451	58	119	115
Real estate - commercial	640	1,595	1,346	5,325	3,576
Real estate - construction	96	276	633	1,266	3,420
Real estate - residential	1,331	1,075	1,842	1,221	583
Consumer and other loans	271	359	420	508	487
Total recoveries	2,375	3,756	4,299	8,439	8,181
Net charge-offs	815	1,014	2,344	2,766	19,684
Provision (release) for loan losses	750	(4,400)	(3,300)	(8,550)	6,284
Allowance at end of year	$16,158	$16,223	$21,637	$27,281	$38,597

Net charge-offs to average loans	0.07%	0.09%	0.21%	0.25%	1.56%
Allowance at year end to average loans	1.33%	1.42%	1.92%	2.48%	3.06%

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

Allocation of the Allowance for Loan Losses

The following table shows the Company’s allocation of the allowance for loan losses by types of loans and the amount of unallocated allowance at December 31 of the years indicated, and, for each category of loans, the percent of total loans represented by that category:

	2016		2015		2014		2013		2012
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, including leases	$2,262	19.2%	$2,096	12.5%	$1,644	11.0%	$2,250	9.5%	$4,517	8.1%
Real estate - commercial	9,547	49.8	9,013	53.4	12,577	51.8	16,763	50.9	20,100	50.4
Real estate - construction	389	4.4	265	1.7	1,475	3.9	1,980	2.7	3,837	3.7
Real estate - residential	2,692	25.6	1,694	31.0	1,981	31.9	2,837	35.4	4,535	36.0
Consumer	833	0.2	1,190	0.4	1,454	0.3	1,439	0.3	1,178	0.3
Unallocated	435	0.8	1,965	1.0	2,506	1.1	2,012	1.2	4,430	1.5
Total	$16,158	100.0%	$16,223	100.0%	$21,637	100.0%	$27,281	100.0%	$38,597	100.0%

The allowance for loan losses is a valuation allowance for loan losses, which increased by the provision for loan losses of $750,000 in 2016 and decreased by loan loss reserve releases of $4.4 million, $3.3 million and $8.6 million in 2015, 2014 and 2013, respectively and is adjusted for charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the allowance for loan losses.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and

(3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement and that the Company is in full compliance with the policy statement.  Management believes it has established an adequate estimated allowance for probable loan losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of the Company’s Board of Directors Audit Committee.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our allowance for loan losses at the time of their examination.

V.Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31 of the years indicated:

	2016	2015
3 months or less	$41,462	$30,085
Over 3 months through 6 months	16,651	10,464
Over 6 months through 12 months	37,727	29,295
Over 12 months	77,415	102,669
	$173,255	$172,513

YTD Average Balances and Interest Rates

	2016		2015		2014
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$476,422	-%	$429,403	-%	$388,295	-%
Interest bearing:
NOW and money market	662,367	0.10	638,197	0.09	619,807	0.09
Savings	256,905	0.06	249,570	0.06	238,326	0.07
Time	404,285	0.90	410,691	0.78	446,133	1.01
Total deposits	$1,799,979		$1,727,861		$1,692,561

VI.Return on Equity and Assets

The following table presents selected financial ratios as of December 31 for the years indicated:

	2016	2015	2014
Return on average total assets	0.73%	0.74%	0.50%
Return on average equity	9.43%	8.87%	5.57%
Average equity to average assets	7.76%	8.40%	8.94%
Dividend payout ratio	5.66%	-	-

VII.Short-Term Borrowings

There were no categories of short-term borrowings having an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2016, 2015 and 2014.

Item 1A. Risk Factors

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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does business, the value of its loans and investments and its ongoing operations, costs and profitability.  Despite a general improvement in the overall economy and the real estate market, the economic environment remains challenging, particularly in the Company’s market area.  Declines in real estate values and sales volumes and increased unemployment or underemployment levels may result in higher than expected loan delinquencies, increases in the Company’s levels of nonperforming and classified assets and a decline in demand for its products and services.  These negative events may cause the Company to incur losses and may adversely affect its capital, liquidity and financial condition.

The size of the Company’s loan portfolio has grown in recent years, but, if the Company is unable to sustain loan growth, its profitability may be adversely affected.

Since December 31, 2011, the Company’s gross loans held for investment have increased from $1.37 billion to $1.48 billion at December 31, 2016.  During some years in this period, the Company was managing its balance sheet composition to manage its capital levels and position the Bank to meet and exceed its targeted capital levels.  The Company’s ability to increase profitability will depend on a variety of factors, including its ability to originate attractive new lending relationships.  While the Company believes it has the management resources and lending staff in place to continue the successful implementation of its strategic plan, if the Company is unable to increase the size of its loan portfolio, its strategic plan may not be successful and its profitability may be adversely affected.

Nonperforming assets take significant time to resolve, adversely affect the Company’s results of operations and financial condition and could result in further losses in the future.

The Company’s nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and its nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below at December 31 (in millions):

	2016	2015	% Change
Nonperforming loans	$16.0	$14.6	9.6
OREO	11.9	19.1	(37.7)
Total nonperforming assets	$27.9	$33.7	(17.2)

The Company’s nonperforming assets adversely affect its net income in various ways.  For example, the Company does not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting the Company’s net income, return on assets and return on equity.  The Company’s loan administration costs also increase because of its nonperforming assets.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that the Company will not experience increases in nonperforming assets in the future, or that its nonperforming assets will not result in  losses in the future.

The Company’s loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general, all of which have experienced significant weakness.

The Company’s loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company operates in areas that saw rapid historical growth, real estate lending of all types is a significant portion of its loan portfolio.  Total real estate lending, excluding deferred fees, remains at $1.18 billion, or approximately 79.7% of the Company’s December 31, 2016 loan portfolio compared to $976.5 million or approximately 86.1% at December 31, 2015.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in the Company’s market area could increase the credit risk associated with the Company’s real estate loan portfolio.

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

Many of the Company’s nonperforming real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the cash flows from the operation of the property securing the loan, or the sale of the property.  For collateral-dependent loans, the Company estimates the value of the loan based on appraised value of the underlying collateral less costs to sell.  The Company’s OREO portfolio essentially consists of properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.  Some property in OREO reflects property formerly utilized as a bank premise or land that was acquired with the expectation that a bank premise would be established at the location. In some cases, the market for such properties has been significantly depressed, and we have been unable to sell them at prices or within timeframes that we deem acceptable

OREO is recorded at the lower of the recorded investment in the loans for which property served as collateral or estimated fair value, less estimated selling costs.  In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed.  Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

While the Company had loan loss reserve releases in 2013, 2014 and 2015, its provision for loan losses was increased in 2016, and the Bank may be required to make significant increases in the provision for loan losses and to charge-off additional loans in the future.

Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for December 31, 2016, December 31, 2015 and December 31, 2014, included an amount reserved for other not specifically identified risk factors.  New information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  Finally, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance.  Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s business is concentrated in and dependent upon the welfare of several counties in Illinois specifically and the State of Illinois generally.

The Company’s primary market area is Aurora, Illinois, and its surrounding communities as well as Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois, and, as a result, the Company’s financial condition, results of operations and cash flows are subject to changes and fluctuations in the economic conditions in those areas.

The communities that the Company serves grew rapidly during the early 21st century, and despite the relative severity of the economic downturn that hit the Company’s key markets, the Company intends to continue concentrating its business efforts in these communities.  The Company’s future success is largely dependent upon the overall economic health of these communities and the ability of the communities to continue to rebound from the difficulties that began in 2007.  While the economies in our market have stabilized, difficult economic conditions remain, and the State of Illinois continues to experience severe fiscal challenges and its elected representatives remain unable to reach an agreement on a state budget.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market area.  To the extent that these issues, or any future state tax increases, impact the economic vitality of the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, they could have a material adverse effect on the Company’s financial condition and results of operations.

If the overall economic conditions do not continue to improve, particularly within the Company’s primary market areas, the Company could experience a lack of demand for its products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures with little prospect of state governmental issue resolution or assistance, even contractual assistance.  Moreover, because of the Company’s geographic concentration, it is less able than other regional or national financial institutions to diversify its credit risks across multiple markets.

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

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources.  The Company’s competitors primarily include national and regional banks as well as community banks within the markets the Company serves.  Recently, local competitors have expanded their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than the Company to compete for loans, acquisitions and personnel.  The Company also faces competition from savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative and regulatory changes, and many large scale competitors can leverage economies of scale to offer better pricing for products and services compared to what the Company can offer.

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

Potential future acquisitions could be difficult to integrate, disruptive to the Company’s business, dilutive to our stockholder value or adverse to our financial results.

As part of its business strategy, the Company may consider acquisitions of other banks or financial institutions or branches, assets or deposits of such organizations from time to time. There is no assurance, however, that the Company will determine to pursue any of these opportunities or that, if the Company does pursue such an opportunity, that the Company will be successful in consummating an acquisition. Moreover, acquisitions generally involve numerous risks, including: difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target entity and realizing the anticipated synergies of the combined businesses; difficulties in supporting and transitioning customers of the target company; diversion of financial and management resources from existing operations; the price the Company pays or other resources that it devotes to the transaction may exceed the value that it ultimately realizes, or the value the Company could have realized if it had allocated the purchase price or other resources to another opportunity; risks of entering new markets or areas in which the Company has limited or no experience or are outside its core competencies; potential loss of key employees, customers and strategic alliances from either the Company’s current business or the business of the target company; assumption of unanticipated problems or latent liabilities; and an inability to generate sufficient revenue to offset acquisition costs.

If a future acquisition involves the issuance of equity securities as payment or in connection with financing, the ownership interests of existing stockholders could be diluted. The failure to successfully evaluate and execute an acquisition, the failure to adequately assess the risks associated with an acquisition, and the incurrence of additional debt and related interest expenses in connection with an acquisition, as well as any unforeseen liabilities, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Bank is a community bank and its ability to maintain its reputation is critical to the success of its business and the failure to do so may materially adversely affect its performance.

The Bank is a community bank, and its reputation is one of the most valuable components of its business.  As such, the Company strives to conduct its business in a manner that enhances its reputation.  This is done, in part, by recruiting, hiring and retaining employees who share the Company’s core values: being an integral part of the communities the Company serves; delivering superior service to the Company’s customers; and caring about the Company’s customers and associates.  If the Company’s reputation is negatively affected, by the actions of its employees or otherwise, its business and operating results may be adversely affected.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  The Company seeks to ensure that its funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2016, the Bank also secured liquidity under the advance program provided under terms offered by the FHLBC.  If the Company or the Bank becomes unable to obtain funds when needed, it could have a material adverse effect on its business, financial condition and results of operations.

Loss of customer deposits due to increased competition could increase the Company’s funding costs.

The Company relies on bank deposits to be a low cost and stable source of funding.  All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act, and, as a result, some financial institutions offer demand deposits to compete for customers.  The Company competes with banks and other financial services companies for deposits.  If the Company’s competitors raise the rates they pay on deposits in response to interest rate changes initiated by the FRBC Open Market Committee or for other reasons of their choice, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s estimate of fair values for its investments may not be realizable if it were to sell these securities today.

The Company’s available-for-sale securities are carried at fair value.  The Company’s held-to-maturity securities were carried at amortized cost.

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

A more detailed description of the primary federal and state banking laws and regulations that affect the Company and the Bank is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  For example, on July 21, 2010, the Dodd Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  The Dodd Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated.  In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices.  Further, the CFPB was established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the future.  Any rules or regulations promulgated by the CFPB may increase our compliance costs and could limit our revenue from certain consumer products and services.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the Company’s business and results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

We could be required to establish a deferred tax asset valuation allowance and a corresponding charge against earnings if the federal corporate income tax rate is lowered or the federal corporate alternative minimum tax is eliminated, or if we experience a decrease in earnings.

Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2016, the Company had net deferred tax assets of $53.5 million, which included deferred tax assets for a federal net operating loss carryforward of $55.3 million that is expected to expire in 2031 thru 2033 and a $2.1 million alternative minimum tax credit  carryforward that can be carried forward indefinitely. Tax credit carryforwards result in reductions to future tax liabilities. If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized. The President of the United States and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount and/or eliminating the corporate alternative minimum tax,  or if we sustain net losses, which the Company has done as recently as 2012, certain of the Company’s deferred tax assets would need to be re-measured to evaluate the impact that the lower tax rate and/or the elimination of the corporate alternative minimum tax or the net losses will have on the currently expected full utilization of the deferred tax assets. If any of these factors make it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business.  Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers.  As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attack (such as unauthorized access to the Company’s systems).  These risks have increased for all financial institutions as new technologies have emerged, including the use of the Internet and the expansion of telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and as the sophistication of organized criminals, perpetrators of fraud, hackers, terrorists and others have increased.

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites.  The Company operates in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber incident, such as a security breach, may be undetected for a period of time.  However, applying guidance fromthe Federal Financial Institutions Examination Council, the Company has identified security risks and employs risk mitigation controls.  Following a layered security approach, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  The Company expects that it will spend additional time and will incur additional cost going forward to modify and enhance protective measures and that effort and spending will continue to be required to investigate and remediate any information security vulnerabilities.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors.  Some of these parties have in the past been the target of security breaches and cyber-attacks. Because these third parties and related environments such as the point-of-sale are not under the Company’s direct control  future security breaches or cyber-attacks affecting any of these third parties could impact the Company and in some cases the Company may have exposure and suffer losses for breaches or attacks.  The Company offers its customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the market place.  Offering such protection exposes the Company to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect its business, financial condition, and results of operation.  Our planned rollout of EMV chip based debit cards in 2017 may produce transition risk in advance of the fully implemented change-over of our customers to these new EMV cards.  Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business.  To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected with a potentially material adverse effect on the Company’s business, financial condition or results of operations.

The Company is dependent upon outside third parties for the processing and handling of Company records and data.

The Company relies on software developed by third party vendors to process various Company transactions.  In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company at a location under the control of the third party.  These systems include, but are not limited to, payroll, wealth management record keeping, and securities portfolio management.  While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and institutes its own user controls, the Company must rely on the continued maintenance of the performance controls by these outside parties, including safeguards over the security of customer data.  In addition, the Company creates backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if a third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  A disruption or breach of security may ultimately have a material adverse effect on the Company’s financial condition and results of operations.

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

For several years prior to January 2014, the Company was under a Written Agreement with the Federal Reserve that included among other requirements and restrictions, limitations on the Company’s payment of dividends on its common stock.  Although the Written Agreement was terminated in January 2014, the Company only resumed paying dividends during the second quarter of 2016 on its common stock.

Despite the termination of the Written Agreement, the Company is still subject to various restrictions on its ability to pay dividends imposed by the Federal Reserve.  The Company is also subject to the limitations of the DGCL.  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

•	announcements regarding significant transactions in which the Company may engage;
•	market assessments regarding such transactions;
•	changes or perceived changes in its operations or business prospects;
•	legislative or regulatory changes affecting its industry generally or its businesses and operations;
•	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Illinois, and the pace of any such stabilization and recovery;
•	the operating and share price performance of companies that investors consider to be comparable to the Company;
•	future offerings by the Company of debt, preferred stock or trust preferred securities, each of which would be senior to its common stock upon liquidation and for purposes of dividend distributions;
•	actions of its current stockholders, including future sales of common stock by existing stockholders and its directors and executive officers; and
•	other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

Certain banking laws and the Company’s governing documents may have an anti-takeover effect.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. In addition, the Company has a classified board of directors and has adopted an  Amended and Restated Rights Plan and Tax Benefits Preservation Plan as amended (the “Rights Plan”), which is intended to discourage any person from acquiring 5% or more of the Company’s outstanding stock (with certain limited exceptions), in order to help preserve the value of its deferred tax asset.  The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 26 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois.We own 26 properties and lease two other locations.  The Company’s two leased locations are under agreement through March 2018 and December 31, 2018, with the December 2018 lease expiration under an option to extend through December 31, 2021.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2016, the Company had 919 stockholders of record of its common stock.  The following table sets forth the high and low trading prices of the Company’s common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2016 and 2015.

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First quarter	$7.78	$6.22	$-	$5.85	$5.06	$-
Second quarter	7.55	6.37	0.01	6.96	5.42	-
Third quarter	8.65	6.67	0.01	6.79	5.93	-
Fourth quarter	11.64	7.45	0.01	8.14	5.98	-

The Company resumed paying dividends in 2016 and did not pay any dividends in 2015 as set forth in the table above.  The Company’s stockholders are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefor.  The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank; however, certain regulatory restrictions and the terms of its debt and equity securities, limit the amount of cash dividends it may pay.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Executive Administrative Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2011, and ending December 31, 2016, a comparison of cumulative total returns for the Company, the Nasdaq Bank Index, S&P 500 and the SNL U.S. Bank Nasdaq.  The information assumes that $100 was invested at the closing price at December 31, 2011, in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Old Second Bancorp, Inc.	100.00	93.85	355.38	413.08	603.08	853.39
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2016	2015	2014	2013	2012
Balance sheet items at year-end
Total assets	$2,251,188	$2,077,028	$2,060,905	$2,003,104	$2,044,821
Total earning assets	2,037,012	1,862,257	1,832,714	1,758,582	1,834,995
Average assets	2,142,748	2,065,122	2,036,493	1,961,734	1,949,624
Loans, gross	1,478,809	1,133,715	1,159,332	1,101,256	1,150,050
Allowance for loan losses	16,158	16,223	21,637	27,281	38,597
Deposits	1,866,785	1,759,086	1,685,055	1,682,128	1,717,219
Securities sold under agreement to repurchase	25,715	34,070	21,036	22,560	17,875
Other short-term borrowings	70,000	15,000	45,000	5,000	100,000
Junior subordinated debentures	57,591	57,543	57,496	57,448	57,400
Senior notes	43,998	-	-	-	-
Subordinated debt	-	45,000	45,000	45,000	45,000
Note payable	-	500	500	500	500
Stockholders’ equity	175,210	155,929	194,163	147,692	72,552

Results of operations for the year ended
Interest and dividend income	73,379	68,164	68,044	69,040	75,081
Interest expense	9,938	9,076	10,984	13,786	15,735
Net interest and dividend income	63,441	59,088	57,060	55,254	59,346
Provision (release) for loan losses	750	(4,400)	(3,300)	(8,550)	6,284
Noninterest income	28,574	29,294	29,216	31,183	37,219
Noninterest expense	66,761	68,421	73,679	83,144	90,353
Income (loss) before taxes	24,504	24,361	15,897	11,843	(72)
Provision (benefit) for income taxes	8,820	8,976	5,761	(70,242)	-
Net income (loss)	15,684	15,385	10,136	82,085	(72)
Preferred stock dividends and accretion	-	1,873	(1,719)	5,258	4,987
Net income (loss) available to common stockholders	$15,684	$13,512	$11,855	$76,827	$(5,059)

Loan quality ratios
Allowance for loan losses to total loans at end of year	1.09%	1.43%	1.87%	2.48%	3.35%
Provision for loan losses to total loans	0.05%	(0.39)%	(0.28)%	(0.78)%	0.55%
Net loans charged-off to average total loans	0.07%	0.09%	0.21%	0.25%	1.56%
Nonaccrual loans to total loans at end of year	1.03%	1.27%	2.32%	3.53%	6.74%
Nonperforming assets to total assets at end of year	1.24%	1.63%	2.87%	4.06%	7.58%
Allowance for loan losses to nonaccrual loans	105.73%	112.75%	80.36%	70.11%	49.79%

Per share data
Basic earnings (loss)	$0.53	$0.46	$0.46	$5.45	$(0.36)
Diluted earnings (loss)	0.53	0.46	0.46	5.45	(0.36)
Common book value per share	5.93	5.29	4.99	5.37	0.05

Weighted average diluted shares outstanding	29,838,931	29,730,074	25,549,193	14,106,033	14,207,252
Weighted average basic shares outstanding	29,532,510	29,476,821	25,300,909	13,939,919	14,074,188
Shares outstanding at year-end	29,556,216	29,483,429	29,442,508	13,917,108	14,084,328

The following represents unaudited quarterly financial information for the periods indicated:

	2016				2015
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$20,196	$17,825	$17,779	$17,579	$17,056	$17,072	$17,170	$16,866
Interest expense	2,686	2,478	2,416	2,358	2,306	2,268	2,234	2,268
Net interest income	17,510	15,347	15,363	15,221	14,750	14,804	14,936	14,598
Loan loss reserve (release)	750	-	-	-	-	(2,100)	(2,300)	-
Securities losses, net	(193)	(1,959)	-	(61)	-	(57)	(12)	(109)
Income before taxes	7,973	5,359	5,940	5,232	6,062	6,308	6,573	5,418
Net income	5,018	3,499	3,845	3,322	3,833	3,924	4,129	3,499
Basic earnings per share	0.17	0.12	0.13	0.11	0.13	0.12	0.12	0.09
Diluted earnings per share	0.17	0.12	0.13	0.11	0.13	0.12	0.12	0.09

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2016, 2015 and 2014, and financial condition at December 31, 2016 and 2015.  This discussion should be read in conjunction with “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included elsewhere in this document.

The Company provides a wide range of financial services through its 26 banking locations located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  The Company emphasizes relationships with individual customers as well as small to medium-sized businesses throughout our market area.  The Company’s market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  The Company also has extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

The health of the overall real estate industry in the Company’s markets continued to improve in 2016.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued difficult market conditions generated smaller declines in the 2015 values of real estate and associated asset types with overall stable market conditions during the reporting period that ended December 31, 2016.  The availability of ready local markets for real estate, while improved, remained limited and continued to affect the ability of many borrowers to pay on their obligations.

The Company’s net income available to common stockholders for 2016 was $15.7 million, as compared to $13.5 million in 2015, and $11.9 million in 2014.  In 2016, the Company recorded net income of $15.7 million, or $0.53 per diluted share, which compares with a net income of  $15.4 million, or $0.46 per diluted share, in 2015, and $10.1 million, or $0.46 per diluted share in 2014.  The basic earnings per share was similar to the diluted earnings per share for the periods presented, at $0.53 in 2016, $0.46 in both 2015 and 2014.  The Company recorded an additional loan loss provision in 2016 of $750,000, as compared to a $4.4 million release of reserves for loan losses in 2015, and $3.3 million release of reserves for loan losses in 2014.  Net charge-offs were $815,000 in 2016, $1.0 million during 2015, and $2.3 million during 2014.

Net interest and dividend income increased 7.4% for the year ended December 31, 2016 compared to the year ended December 31, 2015.  Average loans, including loans held-for-sale, increased $69.3 million, or 6.0%, in 2016 compared to 2015.  The Talmer branch acquisition contributed approximately $38.6 million of the average loan growth, with additional growth realized primarily in the commercial loan portfolio.  Average interest bearing deposits increased $25.1 million, or 1.9% while at the same time the average rate increased  only 3 basis points.  This increase was primarily due to rising rates offered on time or certificates of deposit. Average noninterest bearing deposits increased by $47.0 million, primarily due to the Talmer branch acquisition in late 2016 of $48.9 million of deposits, of which $28.9 million were noninterest bearing.

In 2015, net interest income of $59.1 million reflected an increase of $2.0 million from the 2014 net interest income of $57.1 million.

In 2015 and 2016, the Bank continued to reposition its balance sheet to ensure appropriate funding was available for loan growth and branch acquisition needs, to further reduce asset quality risk, and grow deposits organically as a less expensive funding source.  In the second quarter of 2016, the securities held-to-maturity portfolio was reclassified to available-for sale to allow portfolio restructuring and to fund loan growth.  This transfer of $244.8 million was approved by the Board of Directors, and will preclude any holdings of securities held-to-maturity for a two-year period.  Average interest bearing liabilities increased to $1.49 billion in 2016 from $1.45 billion in 2015, as the need for funding began to rise with the balance sheet growth experienced.

Management also continued to emphasize credit quality and maintain its capital ratios with continued strong liquidity.  In 2016, the Company experienced loan growth of $345.1 million, or 30.4% over 2015 year end loans; approximately $221.0 million of this growth was acquired with the Talmer branch.  The additional growth of $124.1 million was driven by an active commercial lending team in new and existing markets.  Loan levels decreased in the prior year; 2015 experienced a loan decrease of 2.2%, after 2014 experienced growth of 5.3%.  However, asset quality levels have improved steadily over the last few years, with nonperforming assets decreasing to $27.9 million as of year end 2016, as compared to $33.8 million for year end 2015 and $59.1 million for December 31, 2014.  Corresponding to the reduction in problem loans and nonperforming assets, the Company also continued to take steps to reduce operating expenses and increase net income.  Reduced other real estate owned holdings resulted in lower property valuation and maintenance expenses each year for 2016, 2015 and 2014.  As the Company focused on reducing all noninterest expenses, it was able to maintain its profitable wealth management business and grew its secondary residential real estate originations and sales as important sources of noninterest income.

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

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Recent accounting pronouncements and standards that have impacted or could potentially affect the Company are discussed in Note 1 of the financial statements, and the standard adopted in 2016, ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” is reflected retroactively within the financial statements presented.

Management firmly believes that the Company’s accounting policies with respect to the allowance for loan losses is an accounting area requiring subjective or complex judgments very important to the Company’s financial position and results of operations.  Therefore, the allowance policy is one of the Company’s most critical accounting policies.  The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment.  The amounts of estimated losses on pools of homogeneous loans are based on historical loss experience, consideration of current economic trends and conditions, as well as estimated collateral valuations, all of which may be susceptible to significant change.  Management incorporated methodology changes in the allowance for loan losses calculation in both 2015 and 2016 to further refine the process.  These methodology changes are described in the Allowance for Loan Losses section of this Management Discussion and Analysis of Financial Condition and Results of Operations.  As a result of management’s analysis of the adequacy of the allowance for loan losses, a loan loss provision was recorded in 2016, and loan loss reserve releases were recorded during the years ended December 31, 2015 and 2014.

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

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans were $22.3 million at December 31, 2016.  This total compares to $20.9 million and $35.9 million December 31, 2015 and 2014, respectively.  In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowances for Loan Losses section that follows.

The Company recognizes expense for federal and state income taxes currently payable as well as deferred federal and state taxes, estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  The Company maintains deferred tax assets for deductible temporary differences, the largest of which related to the goodwill amortization/impairment.  For income tax return purposes this relates to Section 197 goodwill amortization and goodwill impairment charges.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  Any change in tax rate will be recorded in the period enacted.

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

On September 2, 2015, the Company and the Bank, as Rights Agent, entered into a Second Amendment to the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”).  The Amendment, which was approved by the Company’s shareholders at the Company’s 2016 annual meeting, extended the final expiration date of the Company’s Amended and Restated Rights Agreement and Tax Benefits Preservation Plan from September 12, 2015 to September 12, 2018.  The purpose of the Rights Plan is to protect the Company’s deferred tax asset against an unsolicited ownership change, which could significantly limit the Company’s ability to utilize its deferred tax assets.    For a description of the Rights Plan, please refer to the Company’s Form 8-A, filed September 2, 2015.

Income tax returns are also subject to audit by the Internal Revenue Service (the “IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2013 to 2015, the state of Illinois  from  2013 to 2015, and the states of Wisconsin and Indiana from 2009 to 2015.  The Company believes it has adequately accrued for all probable income taxes payable.

Another of the Company’s critical accounting policies relates to the fair value measurement of various nonfinancial and financial instruments including investment securities, valuation of OREO, derivative instruments and the expanded fair value measurement disclosures that are related to Accounting Standards Codification (“ASC”) 820-10 in detail in Notes 1 and 18 to the consolidated financial statements included in this annual report.

Results of operations

Net interest income

Net interest income increased $4.4 million, or 7.4%, from the year ended December 31, 2015, to $63.4 million for the year ended December 31, 2016.  The Company realized significant improvements in interest income,which was partially offset by increased interest expense.  The net interest margin growth was due primarily to higher volumes of loans in 2016, coupled with $605,000 purchase loan discount accretion stemming from the Talmer branch purchase late in the year.  Net interest income increased $2.0 million, or 3.6%, in 2015 compared to 2014.  The positive net income variance in the 2015 period was due to reduced interest expense, primarily stemming from time deposit expense reductions as well as a junior subordinated debt interest expense decline.

Average earning assets increased $90.0 million in 2016 compared to 2015 including a year over year $69.3 million increase in average loans including loans held-for-sale.  Results reflect growth due to the Talmer branch acquisition, as well as organic commercial, real estate and lease financing growth.  Average earning assets increased $44.7 million, or 2.5% in 2015, from $1.80 billion for the year ended December 31, 2014, to $1.84 billion for the year ended December 31, 2015, as a result of growth in loan volumes and securities during 2015.  Management continues to develop loan pipelines that can be expected to generate future loan originations and loan growth.

Average interest bearing liabilities increased in 2016, due primarily to growth in NOW accounts.  The debt structure of the Company was revised in late 2016, with the retirement of $45.5 million of subordinated and senior debt due in 2018, and simultaneous offering of $45.0 million of senior notes, which pay at a higher rate.  The impact of this debt offering will be seen in future years as interest expense is projected to increase going forward.  The interest rate on the retired subordinated debt reset quarterly at three-month LIBOR plus 150 basis points, and the new senior note issuance is fixed at 5.75% for five years; after 2021, the rate converts to a floating rate tied to three month LIBOR plus 385 basis points.

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

Analysis of Average Balances

Tax Equivalent Interest and Rates

Years ended December 31, 2016, 2015 and 2014

	2016			2015			2014
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$33,226	$169	0.50	$20,066	$55	0.27	$28,106	$73	0.26
Securities:
Taxable	635,914	15,865	2.49	642,132	14,037	2.19	616,187	14,131	2.29
Non-taxable (TE)	36,643	1,295	3.53	22,311	834	3.74	16,425	727	4.43
Total securities	672,557	17,160	2.55	664,443	14,871	2.24	632,612	14,858	2.35
Dividends from FHLBC and FRBC	7,944	333	4.19	8,545	306	3.58	9,677	309	3.19
Loans and loans held-for-sale[1]	1,218,931	56,263	4.54	1,149,590	53,327	4.58	1,127,590	53,170	4.65
Total interest earning assets	1,932,658	73,925	3.78	1,842,644	68,559	3.68	1,797,985	68,410	3.76
Cash and due from banks	31,689	-	-	29,659	-	-	32,628	-	-
Allowance for loan losses	(15,955)	-	-	(19,323)	-	-	(24,981)	-	-
Other noninterest bearing assets	194,356	-	-	212,142	-	-	230,861	-	-
Total assets	$2,142,748			$2,065,122			$2,036,493

Liabilities and Stockholders' Equity
NOW accounts	$389,266	$358	0.09	$345,472	$300	0.09	$314,212	$266	0.08
Money market accounts	273,101	274	0.10	292,725	282	0.10	305,595	317	0.10
Savings accounts	256,905	157	0.06	249,570	152	0.06	238,326	155	0.07
Time deposits	404,285	3,640	0.90	410,691	3,201	0.78	446,133	4,500	1.01
Interest bearing deposits	1,323,557	4,429	0.33	1,298,458	3,935	0.30	1,304,266	5,238	0.40
Securities sold under repurchase agreements	34,016	4	0.01	28,194	3	0.01	26,093	3	0.01
Other short-term borrowings	26,518	102	0.38	21,945	30	0.13	12,534	16	0.13
Junior subordinated debentures	57,567	4,334	7.53	57,520	4,287	7.45	57,472	4,919	8.56
Senior notes	2,050	112	5.46	-	-	-	-	-	-
Subordinated debt	42,910	949	2.18	45,000	814	1.78	45,000	792	1.74
Notes payable and other borrowings	477	8	1.65	500	7	1.38	500	16	3.16
Total interest bearing liabilities	1,487,095	9,938	0.66	1,451,617	9,076	0.62	1,445,865	10,984	0.76
Noninterest bearing deposits	476,422	-	-	429,403	-	-	388,295	-	-
Other liabilities	12,929	-	-	10,712	-	-	20,218	-	-
Stockholders' equity	166,302	-	-	173,390	-	-	182,115	-	-
Total liabilities and stockholders' equity	$2,142,748			$2,065,122			$2,036,493
Net interest income (TE)		$63,987			$59,483			$57,426
Net interest income (TE) to total earning assets			3.31			3.23			3.19
Interest bearing liabilities to earning assets	76.95%			78.78%			80.42%

1    Interest income from loans is shown tax equivalent as discussed below and includes fees of $2.5 million, $1.8 million and $2.3 million for 2016, 2015 and 2014, respectively.  Nonaccrual loans are included in the above stated average balances.  “See Guide 3 Statistical Data Requirements, Item I for further details in tax equivalent adjustment.”

Asset Quality

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due but still accruing.  Management believes recovery in the overall commercial real estate segment is evident but could be stifled by macroeconomic events.  This potential change in the economy could adversely impact Company totals for nonperforming loans.  Total nonperforming loans were $16.0 million at December 31, 2016, a modest increase from $14.6 million at December 31, 2015.

Net charge-offs of $815,000 in 2016 compare to $1.0 million in 2015 and $2.3 million in 2014.

The following table shows classified loans by segment for the following periods.

(in thousands)	Classified loans as of December 31,			Percent Change From
	2016	2015	2014	2016-2015	2015-2014
Real estate - construction	$458	$83	$4,045	451.8	(97.9)
Real estate - residential:
Investor	1,096	1,136	2,263	(3.5)	(49.8)
Owner occupied	7,225	7,079	7,343	2.1	(3.6)
Revolving and junior liens	2,340	3,055	3,713	(23.4)	(17.7)
Real estate - commercial, nonfarm	9,946	10,568	19,170	(5.9)	(44.9)
Real estate - commercial, farm	1,782	1,272	-	40.1	N/M
Commercial	3,636	2,029	4,403	79.2	(53.9)
Other	1	1	1	-	-
Total classified loans	$26,484	$25,223	$40,938	5.0	(38.4)

N/M - Not meaningful

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Classified assets include both classified loans and OREO.  Although classified loans have increased year over year, total classified assets have declined due to reductions in the OREO portfolio of $7.2 million in 2016.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan loss reserve.  This ratio reflects another measure of overall improvement in loan related asset quality.  The classified asset ratio showed a positive change to 16.18% at December 31, 2016, after standing at 20.31% at December 31, 2015, and 28.10% at December 31, 2014.

Other positive trends included continued stability within nonaccrual loan levels.  The December 31, 2016, nonaccrual total of $15.3 million reflects a $900,000 increase over the 2015 year end level.   The 2015 nonaccrual loan level of $14.4 million reflected a reduction of $12.5 million from year end 2014.  Total past due loans, including accruing and nonaccrual loans, of $16.4 million for year-end 2016 reflects a $3.8 million increase over 2015, but the rate of past dues to total loans remained at 1.11% for both year-end 2016 and 2015.

Allowance for Loan Losses

The Bank’s allowance for loan losses methodology is designed to produce reasonable estimates of loan and lease losses as of the financial statement date(s) and incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology.  The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institute of Certified Public Accountants Audit and Accounting Guide for Depository and Lending Institutions, and banking industry practices.  The allowance for loan losses excludes any reserve for loans recorded related to the Talmer branch acquisition.  Total loans boarded of $221.0 million from this acquisition was net of a purchase accounting discount of $2.8 million.  The acquired loans are tracked separately, and any future charge-offs will be taken against this discount.  The discount is being accreted to interest income on a level yield basis as the loans mature.

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

Management conducts an annual review of all Home Equity Lines of Credit (“HELOC”) by looking at credit scores.  When the Company is notified of a foreclosure on a first mortgage, the HELOC loan is moved to nonaccrual and a decision is made if the loan is collectible.  Loan balances are actively charged-off in the absence of sufficient equity unless the borrower reaffirms or notifies us of an intention to reaffirm.

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  As of December 31, 2016, the unallocated allowance decreased to $435,000, from the unallocated balance of $2.0 million as of December 31, 2015.  Changes in the allowance for loan losses are detailed in Note 6 on the consolidated financial statements of this report.

Methodology is periodically reviewed by the Bank’s independent accountants and banking regulators, and select methodology changes were made in 2016 and 2015.

One methodology change in 2015 reflects use of average balances in historical required reserve calculations to avoid loss rate impact if loan balances increase or decrease significantly.  Previously, period end balances were used in the required reserve calculation.  A second 2015 methodology change negates quarterly net recovery data in the historical loss rate experience calculations.  The previous treatment of net recoveries was seen as a less meaningful treatment of current historical loss experience.  The last methodology change replaces the commercial real estate pool management factor with a collateral calculation on balances for special mention and problem accruing loans in the period.  This methodology change more accurately reflects all portfolio risk.  The impact of these changes to the allowance was a decrease of approximately $1.3 million in the unallocated reserve as of December 31, 2015.

The Company implemented certain methodology changes in 2016 to more effectively stratify the loan portfolio and apply unique factors to each segment.  One methodology change segregates the total loan portfolio into further detail, moving from seven loan classifications to nine when applying management risk factors, and from four loan classifications to nine when applying historical loss rates.  A second methodology change in 2016 enhanced the prior process of applying management risk factors for changes in loans portfolio trends, such as factors for changes in the trend or volume of past due and classified loans, changes in the nature and volume of the portfolio and concentrations, changes in lending policy, procedures, management and staffing, and other external factors.  These factors were analyzed in the aggregate in prior years, to arrive at one risk factor per loan classification.  The new methodology assigns each of these components its own risk factor, as well as encompasses an additional risk rating for loans rated as pass/watch.  This process more accurately reflects all portfolio risk, and resulted in a decrease to the overall unallocated component of the allowance for loan looses.  If these 2016 methodology changes were applied to the December 31, 2015, allowance balance, an approximate $1.1 million reduction of the unallocated reserve would have been calculated as more precise calculations are now performed for each portfolio classification.

The coverage ratio of the allowance for loan losses to nonperforming loans was 101.0% as of December 31, 2016, which reflects a decrease from 111.0% as of December 31, 2015.  An increase of $1.4 million, or 9.5%, in nonperforming loans in 2016 drove the overall coverage ratio change.  Following established methodology, management updated the estimated specific allocations each quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  Allocations for general risk and management factors increased by $1.5 million from December 31, 2015 to December 31, 2016, while the overall loan balances subject to allowance increased by approximately $128.8 million at December 31, 2016.  Management determined the estimated amount to include in the allowance for loan losses based upon a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.

Management reviews the performance of the management risk factors including higher risk loan pools rated as special mention and problem loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in the Company’s comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what potential valuation impact would result from that migration.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that continued to show some signs of stabilization in 2016.

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the Asset Quality section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly, when appropriate, with formal affirmation each quarter end and are included in the assessment of the adequacy of the allowance for loan losses.  Further, significant improvement was seen in net charge-offs from year-end 2014 thru 2016.  Net charge-offs of $1.0 million in 2015 declined by 19.6% to $815,000 in 2016.  Nonperforming loans of $14.6 million at year-end 2015 increased 9.5% to $16.0 million at December 31, 2016.  Based on this assessment, management determined that a $750,000 loan loss provision was required for year-end 2016 and an overall improvement in loan asset quality justified loan loss reserve releases of $4.4 million in 2015.  When measured as a percentage of loans outstanding, the total allowance for loan losses decreased from 1.4% of total loans as of December 31, 2015, to 1.1% of total loans at December 31, 2016.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2016; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Noninterest income

(in thousands)	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
	2016	2015	2014	2016-2015	2015-2014
Trust income	$5,670	$5,953	$6,198	(4.8)	(4.0)
Service charges on deposits	6,684	6,820	7,079	(2.0)	(3.7)
Residential mortgage banking revenue	8,186	7,169	4,424	14.2	62.0
Securities (loss) gains, net	(2,213)	(178)	1,719	N/M	N/M
Increase in cash surrender value of bank-owned life insurance	1,283	1,396	1,453	(8.1)	(3.9)
Debit card interchange income	4,027	4,028	3,806	(0.0)	5.8
Loss on disposal and transfer of fixed assets	(1)	(1,119)	(121)	N/M	N/M
Other income	4,938	5,225	4,658	(5.5)	12.2
Total noninterest income	$28,574	$29,294	$29,216	(2.5)	0.3

N/M - Not meaningful

Total noninterest income in 2016 declined to $28.6 million, as compared to $29.3 million in 2015 and $29.2 million in 2014.  Strategic planning continues to develop for potential trust income and service charge related growth, subject to the banking industry’s regulatory environment.  While trust income and deposit service charges declined over the three year period, residential mortgage banking revenue showed strong improvement each year.  The Company’s residential mortgage operation functioned very efficiently in a difficult rate environment.  Also, valuations in the mortgage business improved year over year.

Factoring out nonrecurring items, total noninterest income was essentially unchanged in 2016 from the two prior years, even though there were several material changes year over year.  Nonrecurring items in 2016 included security losses of $2.2 million, which were incurred to fund the Talmer branch acquisition; these losses compared to net losses of $178,000 in 2015, and net gains of $1.7 million in 2014.  In 2015, the Company incurred a noncash impairment charge of approximately $1.1 million on the now closed branch in Batavia, Illinois, and also recorded revenue of approximately $917,000 on a one-time payment from a long term service provider.

Noninterest expense

(in thousands)	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
	2016	2015	2014	2016-2015	2015-2014
Salaries	$28,823	$28,173	$28,440	2.3	(0.9)
Bonus	1,988	1,320	1,955	50.6	(32.5)
Benefits and other	5,423	5,568	5,772	(2.6)	(3.5)
Total salaries and employee benefits	36,234	35,061	36,167	3.3	(3.1)
Occupancy expense, net	4,612	4,749	4,963	(2.9)	(4.3)
Furniture and equipment expense	4,447	4,430	3,972	0.4	11.5
FDIC insurance	865	1,334	2,170	(35.2)	(38.5)
General bank insurance	1,109	1,273	1,561	(12.9)	(18.4)
Amortization of core deposit intangible	16	-	1,177	N/M	N/M
Advertising expense	1,633	1,340	1,278	21.9	4.9
Debit card interchange expense	1,455	1,514	1,631	(3.9)	(7.2)
Legal fees	800	1,175	1,333	(31.9)	(11.9)
Other real estate owned expense, net	2,743	5,191	6,917	(47.2)	(25.0)
Other expense	12,847	12,354	12,510	4.0	(1.2)
Total noninterest expense	$66,761	$68,421	$73,679	(2.4)	(7.1)

N/M - Not meaningful

Total noninterest expense decreased by $1.7 million, or 2.4% in 2016 compared to 2015.  Most notably, reductions in other real estate owned expense, net, were realized in each of the years presented, reflecting the declining balances held in OREO.  Salaries and employee benefits increased 3.3% in 2016 reflecting the growth in total employees (17) and increased payments made for commissions on mortgage loan sales.  Advertising expense also increased in 2016, reflecting marketing campaigns related to new product offerings.

Reductions in total noninterest expense in 2015 as compared to 2014 were 7.1% overall; the Company recorded no amortization expense on the core deposit intangible in 2015 compared to $1.2 million expense in 2014.  Branch closures in 2014 and 2015 as well as 2015 staff reductions were other sources of this decrease along with strict management attention to control replacement hiring when positions become open.

Income taxes

The Company’s provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2016, is detailed in Note 12.  The Company income tax accounting policies are described in Note 1.

Income tax expense totaled $8.8 million for the year ended December 31, 2016 compared to an income tax expense of $9.0 million in 2015 and $5.8 million in 2014.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Any changes in tax rates will be recorded in the period enacted.

On September 2, 2015, the Company and the Bank, as rights agent (the “Rights Agent”), entered into a Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”), which amended the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 12, 2012, between the Company and the Rights Agent (as amended, the “Tax Benefits Plan”).  This amendment was submitted and approved by the Company’s stockholders at the Company’s 2016 annual meeting, which extended the final expiration date of the Tax Benefits Plan from September 12, 2015 to September 12, 2018.

The determination of whether the Company will be able to realize the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding the Company’s ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  For all periods presented, management determined that the realization of  the deferred tax asset was “more likely than not” as required by GAAP.

There have been no significant changes in the Company's ability to utilize the deferred tax assets through December 31, 2016.  The Company has no valuation reserve on the deferred tax assets as of December 31, 2016.

Financial condition

General

Total assets increased $174.2 million, or 8.4%, from December 31, 2015, to close at $2.25 billion as of December 31, 2016.  Loans increased by 30.4%, to $1.48 billion over the course of 2016.  Management continued to emphasize balance sheet stabilization and credit quality in all lending deliberations and continued to encounter high levels of competition for loans in the Company’s target markets.  Balance sheet stabilization was reflected in reduced OREO balances for the year over year period.  In total, OREO assets decreased $7.2 million, or 37.7%, for the year ended December 31, 2016, compared to December 31, 2015, as sale activity and valuation write-downs exceeded new properties added.  Total securities decreased by $172.0 million, or 24.4%, for the year ended December 31, 2016, reflecting the securities sales proceeds utilized to fund the Talmer branch acquisition.  Management continued to fund new lending with security sales and short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”).  For the year ended December 31, 2016 the largest changes by loan type included increases in commercial and real estate-commercial, while all loan types, excluding consumer and overdrafts, grew due to the Talmer branch acquisition in 2016.

Similarly, total assets at year-end 2015 of $2.08 billion increased slightly from $2.06 billion from year-end 2014.  Securities increased in 2015, while loans decreased $25.6 million.  Total deposits increased by $74.0 million, while other short-term borrowings decreased $30.0 million.  Finally, total equity declined $38.2 million primarily due to the retirement of preferred stock in 2015.

Investments

As shown below, net investment sales during 2016 changed the composition of the Company’s securities portfolio.

(in thousands)	Securities Portfolio as of December 31,			Percent Change From
	2016	2015	2014	2016-2015	2015-2014
Securities available-for-sale, at fair value
U.S. Treasury	$-	$1,509	$1,527	N/M	(1.2)
U.S. government agencies	-	1,556	1,624	N/M	(4.2)
U.S. government agency mortgage-backed	41,534	1,996	-	1,980.9	N/M
States and political subdivisions	68,703	30,526	22,018	125.1	38.6
Corporate bonds	10,630	29,400	30,985	(63.8)	(5.1)
Collateralized mortgage obligations	170,927	66,920	63,627	155.4	5.2
Asset-backed securities	138,407	231,908	173,496	(40.3)	33.7
Collateralized loan obligations	101,637	92,251	92,209	10.2	0.0
Total securities available-for-sale	$531,838	$456,066	$385,486	16.6	18.3

Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$-	$36,505	$37,125	N/M	(1.7)
Collateralized mortgage obligations	-	211,241	222,545	N/M	(5.1)
Total securities held-to-maturity	$-	$247,746	$259,670	N/M	(4.6)

Total securities	$531,838	$703,812	$645,156	(24.4)	9.1

N/M - Not meaningful

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

Securities held-to-maturity were held in 2015 and early 2016; in the second quarter of 2016, the portfolio was  transferred to available-for-sale to allow for portfolio restructuring and to fund loan growth.  Securities held-to-maturity presented below were carried at amortized cost and the discount or premium was accreted or amortized to the maturity or expected payoff date but not an earlier call.  Due to the transfer to available-for-sale in 2016, the Company is precluded from holding any securities as held-to-maturity for a two year period.

The Company’s total securities show a net decrease of $172.0 million since December 31, 2015.  This reduction stemmed from funding needs related to the Talmer branch acquisition and loan growth.  Primarily asset backed securities and CMOs were sold to complete the

Company’s plans, which resulted in net security losses of $2.2 million in 2016.  Certain portfolios did increase in the year over year period, such as states and political subdivisions and collateralized loan obligations.  Purchases totaling $92.3 million were executed in these portfolios during 2016 due to favorable pricing in the rising interest rate environment.  These portfolio increases were more than offset by reductions in holdings of asset-backed securities and collateralized mortgage obligations; these reductions were comprised of sales of $287.7 million and paydowns of $31.8 million.  In 2015, the Company increased holdings in asset-backed securities, which were backed by student loans, with only small changes in other categories of securities.

Loans

(in thousands)	Major Classification of Loans as of December 31,			Percent Change From
	2016	2015	2014	2016-2015	2015-2014
Commercial	$228,113	$115,603	$119,158	97.3	(3.0)
Real estate - commercial	736,247	605,721	600,629	21.5	0.8
Real estate - construction	64,720	19,806	44,795	226.8	(55.8)
Real estate - residential	377,851	351,007	370,191	7.6	(5.2)
Consumer	3,237	4,216	3,504	(23.2)	20.3
Overdraft	436	483	649	(9.7)	(25.6)
Lease financing receivables	55,451	25,712	8,038	115.7	219.9
Other	11,537	10,130	11,630	13.9	(12.9)
	1,477,592	1,132,678	1,158,594	30.5	(2.2)
Net deferred loan costs	1,217	1,037	738	17.4	40.5
Total loans	$1,478,809	$1,133,715	$1,159,332	30.4	(2.2)

Loan production in 2016 reflects extensive work done during the year to build business origination pipelines.  Excluding loans purchased in the Talmer branch acquisition of $221.0 million, organic loan growth experienced in 2016 totaled $124.1 million.  Significant new business was realized in the multi-family, commercial real estate (both owner occupied and nonowner occupied) and commercial & industrial classifications.  Other commercial real estate credits were realized with relationships in our targeted customer and geographic markets, and additional lease financing receivables were recorded in 2016 with numerous purchases of equipment financing contracts originated by a larger Illinois based financial institution.  Similarly, significant new commercial & industrial lending was realized to businesses that conform to the Company’s profile of customers defined in Company loan policies.  Additionally, we strive to serve customers near our geographical locations in communities served by the Company.  The Company continues to seek opportunities in its primary lending markets that will develop additional relationship banking customers; however, markets remain very competitive for new loan business.

Total loans were $1.48 billion as of December 31, 2016, an increase from $1.13 billion as of December 31, 2015.  Loan production in 2015 declined as compared to the loan growth seen in 2014.  Loan results in 2015 represented a decrease of $25.6 million in the year.  While the Company worked diligently to build loan origination pipelines during 2015 and 2016, the soft demand from qualified borrowers, including borrower reluctance to drawdown on existing credit lines through the year, as well as the competitive landscape, moderated growth in the loan portfolio.  As discussed in the Asset Quality section above, management continued to emphasize loan portfolio quality in 2016 and 2015 and, as a result, $815,000 of net loan charge-offs were recorded in 2016, and $1.0 million of net loan charge-offs were recorded in 2015, compared to $2.3 million of net loan charge-offs  recorded in 2014.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates.  The local economies have been affected by the improved but still difficult economic conditions, referred to by many as structural headwinds that have been experienced nationwide.  The less than vibrant economic conditions continue to affect business regions served in particular and financial markets generally.  Real estate related activity, including valuations and transactions, while improved from past severe conditions, continues to be less than expansive.  Because the Company is located in an area with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizable portion of the portfolio.  Real estate lending categories comprised the largest group in the portfolio for all years presented.  In addition, the commercial loan portfolio increased $112.5 million to $228.1 million at December 31, 2016, from $115.6 million at December 31, 2015.  The Company remains committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.

The allowance for loan losses was $16.2 million at year-end 2016 and 2015, as compared to $21.6 million at year end 2014.  One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total loans.  The allowance for loan losses as a percentage of total loans was 1.1% as of December 31, 2016, compared to 1.4% at year-end 2015 and 1.9% at year-end 2014.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.  Excluding the December 31, 2016, balances of the loans acquired from the Talmer branch,   the ratio of allowance to total loans as of year-end 2016 was 1.28%.  The acquired loans are carried at contractual loan values less a fair market value adjustment as of date of acquisition; as of December 31, 2016, this acquisition adjustment totaled $2.2 million.

Management remains cautious about the continued slow recovery in the local and overall economic environment.  Furthermore, the sustained difficulties in the commercial and investor real estate sector, while showing signs of improvement, could continue to adversely affect collateral values.  These events may adversely affect cash flows generally for both commercial and individual borrowers.  While we believe portfolio stability has taken hold, the Company could experience undesirable levels of problem assets, delinquencies, and losses on loans in future periods if economic recession or politically triggered economic instability develops.

Other Real Estate Owned

OREO decreased to $11.9 million as of December 31, 2016, reflecting a $7.2 million decline from $19.1 million at year end 2015, and $32.0 million at December 31, 2014.  Of note, as of year-end 2016  the largest net book value property held was a vacant commercial property carried at $1.8 million.  Commercial properties within the OREO portfolio also include two transfers from premises to OREO totaling $1.0 million.  One of these properties was transferred into OREO in 2016, with the announcement of the Maple Park, Illinois, branch closure scheduled for February 2017; no loss was taken upon transfer.  The second property transferred into OREO was recorded in 2015 with the closure of the east Batavia, Illinois branch.  The Bank recorded a loss of approximately $1.1 million in 2015 upon the transfer of this property to OREO.  The trend of year over year reductions in valuation adjustments continued but at decreasing levels in 2014 through 2016.

(in thousands)	OREO Properties by Type as of December 31,			Percent Change From
	2016	2015	2014	2016-2015	2015-2014
Single family residence	$225	$2,334	$2,621	(90.4)	(11.0)
Lots (single family and commercial)	7,322	10,042	13,235	(27.1)	(24.1)
Vacant land	636	2,104	2,725	(69.8)	(22.8)
Multi-family	264	314	1,549	(15.9)	(79.7)
Commercial property	3,469	4,347	11,852	(20.2)	(63.3)
Total OREO properties	$11,916	$19,141	$31,982	(37.7)	(40.2)

The OREO valuation reserve ended 2016 at $10.0 million, which was 45.6% of gross OREO at year-end 2016.  This compares to $14.1  million, or 42.5% of gross OREO at year-end 2015.

Deposits & Borrowings

In 2016, the Company grew total deposits by $107.7 million, or 6.1%, to a total of $1.87 billion at year-end 2016.  A reduced level of time or certificates of deposits as higher yielding certificates matured in the current lower rate environment was offset by larger increases in transactional demand, money market and savings account balances.  The catalyst for this increase was the $48.9 million of deposits acquired with the Talmer branch acquisition in late 2016.  Excluding this acquisition, deposit growth was $58.8 million, or 3.3% year over year.  These results compare to 2015 deposit growth of $74.0 million, or 4.4%.  Other liquidity sources were utilized for funding needs of the Company, such as other short-term borrowings with the FHLBC.  The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  The Bank primarily uses these borrowings as a source of short-term funding, and borrowings levels with the FHLBC increased by $55.0 million in 2016, to end at $70.0 million outstanding as of December 31, 2016.

Throughout much of 2016, the Company’s most significant borrowing relationship continued to be the $45.5 million credit facility with a correspondent bank.  The credit facility was composed of $500,000 in term debt and $45.0 million of subordinated debt.  In December 2016, the Company completed a debt retirement and simultaneous senior debt offering.  Subordinated debt of $45.0 million and $500,000 of senior debt outstanding were paid off with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2016, the company had $44.0 million of senior debt outstanding, net of deferred issuance costs.

At December 31, 2016, the Company was in compliance with all of the financial covenants contained within the credit agreement.

Capital

As of December 31, 2016, total stockholders’ equity was $175.2 million, which was an increase of $19.3 million, or 12.4%, from the $155.9 million as of December 31, 2015.  This increase was attributable to net income of $15.7 million in 2016, and a more favorable mark to market adjustment on securities,  net of the swaps fair market value reduction, within accumulated other comprehensive income.   An  accumulated other comprehensive unrealized loss, net of deferred taxes, of $8.8 million was recorded as of year end 2016, as compared to a $12.7 million unrealized loss as of year end 2015.  Equity in 2016 was reduced for the payment of dividends to common stockholders, which totaled $888,000 for the year.  Total stockholders’ equity declined in 2015, ending at $155.9 million as compared to $194.2 million at year end 2014, due to the Series B Stock redemption of $47.3 million conducted during 2015.

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

The Company is currently paying interest on all trust preferred securities as that interest comes due.  As of December 31, 2016, trust preferred proceeds of $48.0 million qualified as Tier 1 regulatory capital and $8.6 million qualified as Tier 2 regulatory capital.  As of December 31, 2015, trust preferred proceeds of $44.1 million qualified as Tier 1 regulatory capital.  Additionally, $18.0 million of the $45.0 million in subordinated debt that was obtained to finance the February 2008 acquisition of Heritage Bancorp qualified as Tier 2 regulatory capital as of December 31, 2015.

In January 2009, the Company issued and sold (i) 73,000 shares of Series B Stock and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  All of the Series B Stock held by Treasury was sold to third parties, including certain of the Company’s directors, in public auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  During 2015 the Company redeemed $15.8 million of Series B Stock in the first quarter of 2015 and the remaining shares in the third quarter of 2015.  As of December 31, 2015 the Series B Stock is fully redeemed.  The warrant has a carrying value of $4.8 million, expires in January 2019, and is included within additional paid-in capital as of December 31, 2016, and 2015.

At December 31, 2016, the Bank’s Tier 1 capital leverage ratio was 10.24%, an increase of 30 basis points from December 31, 2015.  The Bank’s total capital ratio was 13.45%, down 178 basis points from December 31, 2015.  The Company’s regulatory capital ratios of Total capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 12.29%, 8.76%, 10.88% and 8.90%, at December 31, 2016, respectively, compared to the Company’s regulatory capital ratios of Total capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Tier 1 capital to risk weighted assets and Tier 1 capital to average assets to 15.56%, 10.55%, 12.30% and 8.69%, respectively, at December 31, 2015.  The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2016, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.  In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets decreased from 7.50% at December 31, 2015, to 7.42% at December 31, 2016, largely attributable to the increase of tangible assets by $164.6 million as a result of the Talmer acquisition.

The Company repurchased 34,213 shares for $254,000 in 2016, resulting in an increase in treasury stock to 4,978,018 shares and $96.2 million as of December 31, 2016.  The Company repurchased 21,579 shares for $117,000 in 2015, resulting in an increase in treasury stock to 4,943,805 shares and $96.0 million as of December 31, 2015.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  Stock options were exercised in 2016 for 1,500 shares; there were no stock option exercises in 2015.

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

Net cash inflows from operating activities were $27.3 million during 2016, compared with inflows of $21.1 million in 2015 and outflows of $6.3 million in 2014.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a significant source of inflows for all years presented.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows for 2016, and outflows for 2015 and 2014.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash outflows from investing activities were $123.1 million in 2016, compared to net cash outflows of $32.2 million in 2015 and net cash outflows of $66.1 million in 2014.  The Talmer branch acquisition in 2016 was a significant source of outflows for the Company in 2016, resulting in $181.4 million of cash paid for the net assets acquired.  In 2016, securities transactions accounted for a net inflow of $178.0 million, net principal received on loans accounted for net outflows of $125.5 million, and proceeds from the sales of OREO assets accounted for inflows of $7.8 million.  In 2015, securities transactions accounted for a net outflow of $65.9 million, and net principal received on loans accounted for net inflows of $16.1 million whereas proceeds from the sale of OREO assets accounted for inflows of $18.8 million.

Net cash inflows from financing activities in 2016 were $102.8 million compared with net cash inflows of $7.2 million in 2015, while 2014 had net cash inflows of $69.0 million.  Significant cash inflows from financing activities in 2016 included increases of $58.8 million in deposits, $55.0 million in other short-term borrowings and $44.0 million in proceeds from the issuance of senior notes.  Significant cash outflows from financing activities in 2016 include the repayments for $45.5 million of subordinated debt and senior note and $8.4 million in the reductions of securities sold under repurchase agreements.  Significant cash inflows from financing activities in 2015 included increases of $74.0 million in deposits and $13.0 million in securities sold under repurchase agreements.  Significant cash outflows from financing activities in 2015 include the Series B Stock redemption of $47.3 million, $30.0 million in the reductions of other short-term borrowing and $2.4 million in dividends paid on the Series B Stock.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations (all dollars in thousands) to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,464,537	$-	$-	$-	$1,464,537
Certificates of deposit	208,154	126,726	67,368	-	402,248
Securities sold under repurchase agreements	25,715	-	-	-	25,715
Other short-term borrowings	70,000	-	-	-	70,000
Junior subordinated debentures	-	-	-	57,591	57,591
Senior notes	-	-	-	43,998	43,998
Purchase obligations	1,832	824	31	-	2,687
Automatic teller machine leases	42	34	5	-	81
Operating leases	308	304	-	-	612
Nonqualified voluntary deferred compensation plan	79	111	727	811	1,728
Total	$1,770,667	$127,999	$68,131	$102,400	$2,069,197

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  The Company routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination.  In this disclosure, the Company has made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2016.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Derivative contracts, which include contracts under which the Company either receives cash from, or pays cash to, counterparties reflecting changes in interest rates are carried at fair value on the consolidated balance sheet as disclosed in Note 20 of the Notes to the

Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2016, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for clients.  In accordance with GAAP, these assets are not included on the Company’s balance sheet.

Financial instruments with off-balance sheet risk address the financing needs of our clients.  These instruments include commitments to extend credit as well as performance, standby and commercial letters of credit.  Further discussion of these commitments is included in Note 15 of the Notes to Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data.”

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2016:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commitment to extend credit:
Commercial secured by real estate	$14,759	$24,465	$8,904	$4,960	$53,088
Revolving open end residential	8,110	29,222	9,567	53,613	100,512
Other	141,062	33,990	9,595	1,738	186,385
Financial standby letters of credit (borrowers)	3,707	467	10	-	4,184
Performance standby letters of credit (borrowers)	8,542	40	-	-	8,582
Commercial letters of credit (borrowers)	126	-	-	-	126
Performance standby letters of credit (others)	524	95	-	-	619
Total	$176,830	$88,279	$28,076	$60,311	$353,496

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

In December 2016, the Federal Reserve raised short-term interest rates by 0.25%.  Although a great deal of domestic and international economic uncertainty remains, there is some market expectation that the Federal Reserve may move short-term interest rates higher throughout 2017.  Generally, the Federal Reserve action has not had a significant impact on long-term rates.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures at December 31, 2016, and December 31, 2015, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 20 of the financial statements included in this annual report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 had made it impossible to calculate valid interest rate scenarios for rate declines of 2.0% or more, a situation that continues to date.  As of December 31, 2015, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios as of December 2016 were slightly higher compared to

December 2015.  While levels of earnings increases due to a rising rate environment have increased through much of 2016, it declined significantly in the fourth quarter due to the Talmer branch acquisition.  That transaction was largely funded by sales of securities, which were replaced by a significant amount of fixed-rate loans that were acquired with the branch.  The net effect was little change in the rising rate gain over the course of the year.  Management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal Funds rates and the Bank's prime rate rose 0.25% in December of 2016, to 0.75% and 3.75%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% and -1% sections of the table do not show model changes for those magnitudes of decrease due to the low interest rate environment over the relevant time periods.  However, the recent interest rate increase has made calculation of the -1% scenario possible as of December 2016.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2016
Dollar change	N/A	$(4,404)	$(2,141)	$1,145	$2,406	$4,866
Percent change	N/A	(6.6)%	(3.2)%	1.7%	3.6%	7.3%

December 31, 2015
Dollar change	N/A	N/A	$(2,336)	$1,040	$2,227	$4,434
Percent change	N/A	N/A	(4.1)%	1.8%	3.9%	7.8%

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

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share data)

	December 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$33,805	$26,975
Interest bearing deposits with financial institutions	13,529	13,363
Cash and cash equivalents	47,334	40,338
Securities available-for-sale, at fair value	531,838	456,066
Securities held-to-maturity, at amortized cost	-	247,746
FHLBC and FRBC stock	7,918	8,518
Loans held-for-sale	4,918	2,849
Loans	1,478,809	1,133,715
Less: allowance for loan losses	16,158	16,223
Net loans	1,462,651	1,117,492
Premises and equipment, net	38,977	39,612
Other real estate owned	11,916	19,141
Mortgage servicing rights, net	6,489	5,847
Goodwill and core deposit intangible	9,018	-
Bank-owned life insurance (BOLI)	60,332	59,049
Deferred tax assets, net	53,464	64,552
Other assets	16,333	15,818
Total assets	$2,251,188	$2,077,028

Liabilities
Deposits:
Noninterest bearing demand	$513,688	$442,639
Interest bearing:
Savings, NOW, and money market	950,849	908,598
Time	402,248	407,849
Total deposits	1,866,785	1,759,086
Securities sold under repurchase agreements	25,715	34,070
Other short-term borrowings	70,000	15,000
Junior subordinated debentures	57,591	57,543
Senior notes	43,998	-
Subordinated debt	-	45,000
Notes payable and other borrowings	-	500
Other liabilities	11,889	9,900
Total liabilities	2,075,978	1,921,099

Stockholders’ Equity
Common stock	34,534	34,427
Additional paid-in capital	116,653	115,918
Retained earnings	129,005	114,209
Accumulated other comprehensive loss	(8,762)	(12,659)
Treasury stock	(96,220)	(95,966)
Total stockholders’ equity	175,210	155,929
Total liabilities and stockholders’ equity	$2,251,188	$2,077,028

	December 31, 2016	December 31, 2015
	Common	Common
	Stock	Stock
Par value	$1	$1
Shares authorized	60,000,000	60,000,000
Shares issued	34,534,234	34,427,234
Shares outstanding	29,556,216	29,483,429
Treasury shares	4,978,018	4,943,805

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Interest and dividend income
Loans, including fees	$56,019	$53,035	$52,926
Loans held-for-sale	151	189	133
Securities:
Taxable	15,865	14,037	14,131
Tax exempt	842	542	472
Dividends from FHLBC and FRBC stock	333	306	309
Interest bearing deposits with financial institutions	169	55	73
Total interest and dividend income	73,379	68,164	68,044
Interest expense
Savings, NOW, and money market deposits	789	734	738
Time deposits	3,640	3,201	4,500
Other short-term borrowings	106	33	19
Junior subordinated debentures	4,334	4,287	4,919
Senior notes	112	-	-
Subordinated debt	949	814	792
Notes payable and other borrowings	8	7	16
Total interest expense	9,938	9,076	10,984
Net interest and dividend income	63,441	59,088	57,060
Loan loss reserve (release)	750	(4,400)	(3,300)
Net interest and dividend income after reserve (release) for loan losses	62,691	63,488	60,360
Noninterest income
Trust income	5,670	5,953	6,198
Service charges on deposits	6,684	6,820	7,079
Secondary mortgage fees	1,038	907	621
Mortgage servicing rights mark to market loss	(919)	(1,141)	(1,214)
Mortgage servicing income	1,724	1,628	1,423
Net gain on sales of mortgage loans	6,343	5,775	3,594
Securities (loss) gain, net	(2,213)	(178)	1,719
Increase in cash surrender value of bank-owned life insurance	1,283	1,277	1,453
Death benefit realized on bank-owned life insurance	-	115	-
Debit card interchange income	4,027	4,028	3,806
Loss on disposal and transfer of fixed assets, net	(1)	(1,119)	(121)
Other income	4,938	5,229	4,658
Total noninterest income	28,574	29,294	29,216
Noninterest expense
Salaries and employee benefits	36,234	35,061	36,167
Occupancy expense, net	4,612	4,749	4,963
Furniture and equipment expense	4,447	4,430	3,972
FDIC insurance	865	1,334	2,170
General bank insurance	1,109	1,273	1,561
Amortization of core deposit intangible	16	-	1,177
Advertising expense	1,633	1,340	1,278
Debit card interchange expense	1,455	1,514	1,631
Legal fees	800	1,175	1,333
Other real estate expense, net	2,743	5,191	6,917
Other expense	12,847	12,354	12,510
Total noninterest expense	66,761	68,421	73,679
Income before income taxes	24,504	24,361	15,897
Provision for income taxes	8,820	8,976	5,761
Net income	$15,684	$15,385	$10,136
Preferred stock dividends and accretion of discount	-	1,873	5,062
Dividends waived upon preferred stock redemption	-	-	(5,433)
Gain on preferred stock redemption	-	-	(1,348)
Net income available to common stockholders	$15,684	$13,512	$11,855

Basic earnings per share	$0.53	$0.46	$0.46
Diluted earnings per share	0.53	0.46	0.46

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$15,684	$15,385	$10,136

Unrealized holding losses on available-for-sale securities arising during the period	(1,155)	(8,624)	(394)
Related tax benefit	445	3,382	165
Holding losses after tax on available-for-sale securities	(710)	(5,242)	(229)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized (losses) gains	(2,213)	(178)	1,719
Income tax benefit (expense) on net realized (losses) gains	882	71	(704)
Net realized (losses) gains after tax	(1,331)	(107)	1,015
Other comprehensive income (loss) on available-for-sale securities	621	(5,135)	(1,244)

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	5,939	964	968
Related tax expense	(2,446)	(396)	(399)
Other comprehensive income on held-to-maturity securities	3,493	568	569

Changes in fair value of derivatives used for cashflow hedges	(363)	(631)	-
Related tax benefit	146	252	-
Other comprehensive loss on cashflow hedges	(217)	(379)	-

Total other comprehensive income (loss)	3,897	(4,946)	(675)
Total comprehensive income	$19,581	$10,439	$9,461

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

   Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$15,684	$15,385	$10,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	2,288	2,386	2,485
Change in fair value of mortgage servicing rights	919	1,141	1,214
Loan loss reserve (release)	750	(4,400)	(3,300)
Provision for deferred tax expense	8,421	8,756	5,563
Originations of loans held-for-sale	(194,901)	(190,041)	(122,996)
Proceeds from sales of loans held-for-sale	197,654	196,431	124,458
Net gain on sales of mortgage loans	(6,343)	(5,775)	(3,594)
Net discount accretion of purchase accounting adjustment on loans	(605)	-	-
Change in current income taxes receivable	260	100	86
Increase in cash surrender value of bank-owned life insurance	(1,283)	(1,277)	(1,453)
Death claim on bank-owned life insurance	-	273	-
Change in accrued interest receivable and other assets	(53)	(4,213)	(573)
Change in accrued interest payable and other liabilities	967	(2,668)	(20,001)
Net discount (accretion)/premium amortization on securities	(638)	79	(1,824)
Securities losses (gains), net	2,213	178	(1,719)
Amortization of core deposit	16	-	1,177
Amortization of junior subordinated debentures issuance costs	48	47	48
Amortization of senior notes issuance costs	4	-	-
Stock based compensation	657	613	295
Net gain on sale of other real estate owned	(374)	(1,073)	(989)
Provision for other real estate owned losses	1,570	4,076	4,559
Net loss (gain) on disposal of fixed assets	1	(20)	-
Loss on transfer of premises to other real estate owned	-	1,139	121
Net cash provided by (used in) operating activities	27,255	21,137	(6,307)
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	78,305	46,230	16,520
Proceeds from sales of securities available-for-sale	306,400	70,176	296,013
Purchases of securities available-for-sale	(210,681)	(196,082)	(325,020)
Proceeds from maturities and calls including pay down of securities held-to-maturity	3,372	13,281	9,703
Purchases of securities held-to-maturity	-	-	(11,212)
Net proceeds from sales/purchases of FHLBC stock	600	540	1,234
Net change in loans	(125,539)	16,073	(74,338)
Improvements in other real estate owned	(16)	-	(794)
Proceeds from sales of other real estate owned	7,830	18,836	22,857
Proceeds from disposition of premises and equipment	-	30	1
Net purchases of premises and equipment	(1,986)	(1,280)	(1,097)
Cash paid for acquisition, net of cash and cash equivalent retained	(181,357)	-	-
Net cash used in investing activities	(123,072)	(32,196)	(66,133)
Cash flows from financing activities
Net change in deposits	58,805	74,031	2,927
Net change in securities sold under repurchase agreements	(8,355)	13,034	(1,524)
Net change in other short-term borrowings	55,000	(30,000)	40,000
Redemption of preferred stock	-	(47,331)	(24,321)
Proceeds from the issuance of common stock	-	-	64,331
Proceeds from the issuance of senior notes	43,994	-	-
Repayment of subordinate debt	(45,000)	-	-
Repayment of note payable	(500)	-	-
Proceeds from exercise of stock options	11	-	-
Dividends paid on preferred stock	-	(2,417)	(12,390)
Dividends paid on common stock	(888)	-	-
Purchase of treasury stock	(254)	(117)	(46)
Net cash provided by financing activities	102,813	7,200	68,977
Net change in cash and cash equivalents	6,996	(3,859)	(3,463)
Cash and cash equivalents at beginning of period	40,338	44,197	47,660
Cash and cash equivalents at end of period	$47,334	$40,338	$44,197

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Year Ended December 31,
Supplemental cash flow information	2016	2015	2014
Income taxes paid, net	$211	$118	$40
Interest paid for deposits	4,275	3,958	5,533
Interest paid for borrowings	5,330	5,142	22,708
Non-cash transfer of loans to other real estate owned	1,223	8,530	13,918
Non-cash transfer of premises to other real estate owned	562	468	2,160
Non-cash transfer of securities held-to-maturity to securities available-for-sale	244,823	-	-
Change in preferred stock dividends accrued and declared but not paid	-	(544)	(9,112)
Accretion on preferred stock discount	-	-	58

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2013	$18,830	$72,942	$66,212	$92,549	$(7,038)	$(95,803)	$147,692
Net Income				10,136			10,136
Other comprehensive loss, net of tax					(675)		(675)
Change in restricted stock	10		(10)				-
Recapture of restricted stock			29				29
Stock based compensation			295				295
Purchase of treasury stock						(46)	(46)
Redemption of preferred stock		(25,669)		1,348			(24,321)
Common stock offering	15,525		48,806				64,331
Preferred stock accretion and declared dividends		58		(3,336)			(3,278)
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163

Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				15,385			15,385
Other comprehensive loss, net of tax					(4,946)		(4,946)
Change in restricted stock	62		(62)				-
Tax effect from vesting of restricted stock			35				35
Stock based compensation			613				613
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(47,331)					(47,331)
Preferred stock accretion and declared dividends				(1,873)			(1,873)
Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929

Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income				15,684			15,684
Other comprehensive gain, net of tax					3,897		3,897
Dividends declared and paid				(888)			(888)
Change in restricted stock	106		(106)				-
Tax effect from vesting of restricted stock			174				174
Stock option exercised	1		10			-	11
Stock based compensation			657				657
Purchase of treasury stock						(254)	(254)
Balance, December 31, 2016	$34,534	$-	$116,653	$129,005	$(8,762)	$(96,220)	$175,210

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2016 presentation.

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

Segment Reporting – An operating segment is a component of a business entity that engages in business activity from which it may earn revenues and/or incur expenses.  It has operating results that are reviewed regularly by the entity’s chief operating decision maker in order to make decisions about resource allocation and performance assessment, and the segment has discrete financial information available for this assessment.  As of December 31, 2016, the Company has one operating segment, which is community banking.  Therefore, segment reporting is not required.

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

Purchases and sales of securities are recognized on a trade date basis.  Realized securities gains or losses are reported in securities gains (losses), net, in the Consolidated Statements of Income.  The cost of securities sold is based on the specific identification method.  On a quarterly basis, the Company makes an assessment (at the individual security level) to determine whether there have been any events or circumstances indicating that a security with an unrealized loss is other-than-temporarily impaired (“OTTI”).  In evaluating OTTI, the Company considers many factors, including the severity and duration of the impairment; the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; its ability and intent to hold the security for a period of time sufficient for a recovery in value; and the likelihood that it will be required to sell the security before a recovery in value, which may be at maturity.  The amount of the impairment related to other factors is recognized in other comprehensive income (loss) unless management intends to sell the security or believes it is more likely than not that it will be required to sell the security prior to full recovery.

Federal Home Loan Bank and Federal Reserve Bank Stock – The Company owns the stock of the Federal Home Loan Bank of Chicago (“FHLBC”) and the Federal Reserve Bank of Chicago (“FRBC”).  Both of these entities require the Bank to invest in their nonmarketable stock as a condition of membership.  The FHLBC is a governmental sponsored entity.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLBC.  The

Company records dividends in income on the ex-dividend date.  FRBC stock is redeemable at par, and therefore market value equals cost.

Loans Held-for-Sale – The Bank originates residential mortgage loans, which consist of loan products eligible for sale to the secondary market.  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held-for-sale is determined using quoted secondary market prices on similar loans.

Loans – Loans held-for-investment are carried at the principal amount outstanding, including certain net deferred loan origination fees and costs.  Acquired loans were assessed for credit impairment upon acquisition.  As no impairment was noted, the loans are carried at the purchased amount, less any purchase accounting discount recorded to mark the loans to fair value.  Interest income on loans is accrued based on principal amounts outstanding.  Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred, and the net amount is amortized over the life of the related loans or commitments as a yield adjustment.  The acquisition adjustment discount related to purchased loans is amortized into interest income over the contractual life of each loan, or is taken into income immediately upon payoff or renewal of the loan.  Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment.  Other credit-related fees are recognized as fee income when earned.

Concentration of Credit Risk – Most of the Company’s business activity is with customers located within Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois.  These banking centers surround or are within the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within its market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.

Commercial Loans – Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other commercial and industrial business loans.  Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners.  Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

Real Estate - Commercial Loans – Real estate - commercial loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These are loans secured by mortgages on real estate collateral.  Commercial real estate loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Real Estate - Construction Loans – The Company defines real estate - construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement or development of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Real Estate - Residential Loans – These are loans that are extended to purchase or refinance 1 – 4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1 – 4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower.

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

Lease Financing Receivables – Lease financing receivables are subject to underwriting standards and processes similar to commercial loans.  These loans are often secured by equipment or transportation assets, and are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.

Nonaccrual loans – Generally, commercial and consumer loans, as well as loans secured by real estate are placed on nonaccrual status (i) when either principal or interest payments become 90 days or more past due based on contractual terms unless the loan is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection within a reasonable period or (ii) when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonaccrual status whether or not the loan is 90 days or more past due.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Generally, after the loan is placed on nonaccrual, all debt service payments are applied to the principal on the loan.

Nonaccrual loans are returned to accrual status when the financial position of the borrower and other relevant factors indicate there is no longer doubt that the Company will collect all principal and interest due.

Commercial, consumer and real estate loans are generally charged-off when deemed uncollectible.  A loss is recorded at that time if the net realizable value can be quantified and it is less than the associated principal outstanding.

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

90-Days or Greater Past Due Loans – 90-days or greater past due loans are loans with principal or interest payments three months or more past due, but that still accrue interest.  The Company continues to accrue interest if it determines these loans are sufficiently collateralized and the process of collection will conclude within a reasonable time period.

Allowance for Loan Losses – The allowance for loan losses is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio.  Determination of the allowance for loan losses is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, portfolio growth and concentration risk, management and staffing changes, and other credit market factors.

Loans deemed to be uncollectible are charged-off against the allowance for loan losses while recoveries of amounts previously charged-off are credited to the allowance for loan losses.  Approved releases from previously established loan loss reserves authorized under our allowance methodology also reduce the allowance for loan losses.  Additions to the allowance for loan losses are established through the provision for loan losses charged to expense.  The amount charged to operating expense depends on a number of factors, including historic loan growth, changes in the composition of the loan portfolio, net charge-off levels, and the Company’s assessment of the allowance for loan losses based on the methodology discussed below.  The Company implemented certain methodology changes in 2016 to more effectively stratify the loan portfolio and apply unique factors to each segment.  One methodology change implemented segregates the total loan portfolio into further detail, moving from seven loan classifications to nine when applying management risk factors, and from four loan classifications to nine when applying historical loss rates.  A second methodology change in 2016 enhanced the prior process of applying management risk factors for changes in loans portfolio trends, such as factors for changes in the trend or volume of past due and classified loans, changes in the nature and volume of the portfolio and concentrations, changes in lending policy, procedures, management and staffing, and other external factors.  These factors were analyzed in the aggregate in prior years, to arrive at one risk factor per loan classification.  The new methodology assigns each of these components its own risk factor, as well as encompasses an additional risk rating for loans rated as pass/watch.  This process more accurately reflects all portfolio risk, and resulted in a decrease to the overall unallocated component of the allowance of approximately $1.1 million, as more precise calculations are now performed for each portfolio classification.  All calculations conform to U. S. generally accepted accounting principles.

The allowance for loan losses methodology consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the present value of expected future cash flows or the net realizable value of the underlying collateral, if collateral dependent, (ii) an allowance based on a loss migration analysis that uses historical credit loss experience for each loan category, and (iii) the impact of other internal and external qualitative and credit market factors as assessed by management through detailed loan review, allowance analysis and credit discussions.

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

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the allowance for loan losses.  If fair value declines after acquisition, an OREO valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer of the loan to OREO.  Operating costs after acquisition are also expensed.

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

Mortgage loans that the Company is servicing for others aggregated to $668.2 million and $638.2 million at December 31, 2016, and 2015, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

Servicing rights are recognized separately as assets when they are acquired through sales of loans and servicing rights are retained.  Servicing rights are initially recorded at fair value with the effect recorded in net gains on sales of mortgage loans on the Consolidated Statements of Income.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing fee income, which is included on the Consolidated Statements of Income as mortgage servicing income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Under the fair value measurement method, the Company measures mortgage servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes in mortgage servicing rights mark to market on the Consolidated Statements of Income.  The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Bank-Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Balance Sheets at their cash surrender value (“CSV”) or the amount that could be realized.  The change in CSV and insurance proceeds received are recorded as an increase in cash surrender value of bank-owned life insurance in the Consolidated Statements of Income in noninterest income.

Goodwill and Core Deposit Intangible – Goodwill is the excess of an acquisition’s purchase price over the fair value of identified net assets acquired in an acquisition.  Goodwill is not deemed to have definitive life span, and therefore is not amortized, but is subject to annual review for impairment.  The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.

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

Long-term Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, which utilizes assumptions for expected volatilities based on the previous five-year historical volatilities of the Company's common stock.  Historical data is used to estimate option exercise rates and post-vesting termination behavior, and the risk-free interest rate for the expected term of the option is based on the Treasury yield curve in effect at the time of grant.   The market price of the Company’s common stock at the date of grant is used for restricted stock awards, which include restricted stock units.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statement of Income.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as an increase to additional paid-in capital.

Income Taxes – The Company files income tax returns in the U.S. federal jurisdiction, and in the states of Illinois, Indiana and Wisconsin.  The provision for income taxes is based on income in the consolidated financial statements, rather than amounts reported on the Company’s income tax return.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Any change in tax rates will be recorded in the period in which the law is enacted.

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

As of December 31, 2016 and 2015, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2016 and 2015.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2013 to 2015,  the state of Illinois  from  2013 to 2015, and the states of Wisconsin and Indiana from 2009 to 2015.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and under the common stock warrant issued to preferred stockholders.  Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

Derivative Financial Instruments – The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps; as of year end 2016, one risk participation agreement was also held by the Company.

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

If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative are deferred and reported as a component of accumulated other comprehensive income, which is a component of stockholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  Counterparty risk with correspondent banks is considered through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  Deferred gains and losses from derivatives not accounted for as hedges and that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

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

Recent Accounting Pronouncements – The following is a summary of recent accounting pronouncements that have impacted or could potentially affect the Company:

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.  The Company is assessing the impact of ASU 2014-09 and other related ASUs as noted above on its accounting and disclosures within noninterest income, as any interest income impact was scoped out of this final ASU pronouncement.

In April 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)”  ASU 2015-03 amended prior guidance to simplify the presentation of debt issuance costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The adoption of this standard did not have a material effect to the Company’s operating results or financial condition.  This standard was adopted by the Company retrospectively effective January 2016.

In February 2016, the FASB issued ASU No. 2016-02- “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was included which created a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will affect lessees primarily, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718).”  FASB issued this ASU as part of the Simplification Initiative.  This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016.  The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures, as this pronouncement will impact income tax expense, and additional paid-in capital within stockholders’ equity.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, that will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and is in the process of accumulating data to support future risk assessments.

Subsequent Events

On January 17, 2017, the Company’s Board of Directors declared a cash dividend of 1 cent per share payable on February 6, 2017, to stockholders of record as of January 27, 2017.

On February 7, 2017, the Company announced J. Douglas Cheatham, Executive Vice President and Chief Financial Officer, will retire as of March 15, 2017.  The Company has initiated a search for Mr. Cheatham’s successor.

Note 2: Acquisitions

On October 28, 2016, the Bank completed its previously announced acquisition of the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of this transaction, the Bank acquired $223.8 million of loans, prior to fair value adjustment, and $48.9 million of deposits.  The purchase resulted in the Company establishing a metropolitan Chicago office presence with a strong commercial client focus, and retention of an experienced lending team.  The acquisition was funded with security sales and cash on hand, and was recorded applying the acquisition method of accounting.  The following table presents the assets acquired and the liabilities assumed, both tangible and intangible, net of fair value adjustments, as of the acquisition date:

Talmer Branch Acquisition Summary
As of Date of Acquisition
10/28/2016
Assets acquired:
Cash on hand	$122
Loans, net of purchase accounting adjustments	220,988
Premises and equipment, net	230
Goodwill	8,375
Core deposit intangible	659
Other assets acquired, including accrued interest, prepaids	573
Liabilities assumed:
Deposits - noninterest bearing demand	28,850
Deposits - interest bearing - Savings, NOW and Money market	17,941
Deposits - Time	2,103
Other liabilities assumed, including escrow deposits and payables	574
Net assets acquired, or total cash paid for acquisition	$181,479

Acquisition expenses incurred in 2016 related to the Talmer branch purchase totaled $269,000 as of December 31, 2016; all material acquisition costs identified have been paid or accrued as of year end 2016.  As of December 31, 2016, the Company estimates that $8.5 million of the goodwill and acquisition costs incurred will be tax deductible.

Note 3: Cash and Due from Banks

The Bank is required to maintain reserve balances with the FRBC.  In accordance with the FRBC requirements, the average reserve balances were $10.5 million and $10.7 million, for the years December 31, 2016, and 2015, respectively.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

Investment Portfolio Management

Investments are comprised of debt securities and non-marketable equity investments.  As of the second quarter of 2016, all debt securities are classified as available-for-sale.  Securities available-for-sale are carried at fair value.  Unrealized gains and losses, net of tax, on securities available-for-sale are reported as a separate component of equity.  This balance sheet component changes as interest rates and market conditions change.  Unrealized gains and losses are not included in the calculation of regulatory capital.

Nonmarketable equity investments include FHLBC stock and FRBC stock.  FHLBC stock was $3.1 million and $3.7 million at December 31, 2016, and December 31, 2015.  FRBC stock was $4.8 million at December 31, 2016, and December 31, 2015.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2016 and December 31, 2015, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	$42,511	$-	$(977)	$41,534
States and political subdivisions	68,718	258	(273)	68,703
Corporate bonds	10,957	9	(336)	10,630
Collateralized mortgage obligations	174,352	374	(3,799)	170,927
Asset-backed securities	146,391	341	(8,325)	138,407
Collateralized loan obligations	102,504	29	(896)	101,637
Total securities available-for-sale	$545,433	$1,011	$(14,606)	$531,838

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	1,683	-	(127)	1,556
U.S. government agencies mortgage-backed	2,040	-	(44)	1,996
States and political subdivisions	30,341	285	(100)	30,526
Corporate bonds	30,157	-	(757)	29,400
Collateralized mortgage obligations	68,743	24	(1,847)	66,920
Asset-backed securities	241,872	74	(10,038)	231,908
Collateralized loan obligations	94,374	-	(2,123)	92,251
Total securities available-for-sale	$470,719	$383	$(15,036)	$456,066
Securities held-to-maturity
U.S. government agency mortgage-backed	$36,505	$1,592	$-	$38,097
Collateralized mortgage obligations	211,241	3,302	(965)	213,578
Total securities held-to-maturity	$247,746	$4,894	$(965)	$251,675

During the twelve months ended December 31, 2016, the total securities portfolio declined $172.0 million.  This reduction stemmed from funding needs related to the Talmer branch acquisition and loan growth.  Certain portfolios did increase in the year over year period, such as states and political subdivisions and collateralized loan obligations.  Purchases totaling $92.3 million were executed in these portfolios during 2016 due to favorable pricing in the rising interest rate environment.  These portfolio increases were more than offset by reductions in holdings of asset-backed securities and collateralized mortgage obligations; these reductions were comprised of sales of $287.7 million and paydowns of $31.8 million.

Securities valued at $262.6 million as of December 31, 2016, (a decline from $340.2 million at year-end 2015) were pledged to secure deposits and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2016, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$14,410	1.93%	$14,416
Due after one year through five years	4,575	3.02	4,571
Due after five years through ten years	16,855	2.62	16,594
Due after ten years	43,835	3.51	43,752
	79,675	3.01	79,333
Mortgage-backed and collateralized mortgage obligations	216,863	2.43	212,461
Asset-backed securities	146,391	2.15	138,407
Collateralized loan obligations	102,504	3.80	101,637
Total securities available-for-sale	$545,433	2.70%	$531,838

At December 31, 2016, the Company’s investments include asset-backed securities totaling $117.4 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2016, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2015 was less than 1.0%.  A number of major student loan originators packaged FFEL loans and sold them as asset-backed securities.

The Company has accumulated the securities of the following two different originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these two issuers and the value of the securities issued follows:

	December 31, 2016
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$37,812	$34,678
Towd Point Mortgage Trust	20,302	19,792

Securities with unrealized losses at December 31, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	11	$957	$40,636	1	$20	$898	12	$977	$41,534
States and political subdivisions	12	273	35,241	-	-	-	12	273	35,241
Corporate bonds	1	183	4,817	2	153	5,328	3	336	10,145
Collateralized mortgage obligations	16	3,402	117,752	7	397	18,109	23	3,799	135,861
Asset-backed securities	4	328	17,604	12	7,997	107,112	16	8,325	124,716
Collateralized loan obligations	-	-	-	12	896	81,613	12	896	81,613
Total securities available-for-sale	44	$5,143	$216,050	34	$9,463	$213,060	78	$14,606	$429,110

	Less than 12 months			12 months or more
December 31, 2015	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies	-	$-	$-	1	$127	$1,556	1	$127	$1,556
U.S. government agencies mortgage-backed	1	44	1,996	-	-	-	1	44	1,996
States and political subdivisions	2	19	1,541	1	81	1,713	3	100	3,254
Corporate bonds	5	292	14,866	3	465	14,534	8	757	29,400
Collateralized mortgage obligations	4	334	16,218	7	1,513	43,618	11	1,847	59,836
Asset-backed securities	9	2,080	78,301	8	7,958	121,217	17	10,038	199,518
Collateralized loan obligations	5	446	29,480	9	1,677	62,771	14	2,123	92,251
Total securities available-for-sale	26	$3,215	$142,402	29	$11,821	$245,409	55	$15,036	$387,811
Securities held-to-maturity
Collateralized mortgage obligations	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149
Total securities held-to-maturity	8	$505	$40,307	2	$460	$33,842	10	$965	$74,149

Recognition of other-than-temporary impairment was not necessary in the year ended December 31, 2016, or the year ended December 31, 2015.  The changes in fair value related primarily to interest rate fluctuations.  The Company’s review of other-than-temporary impairment confirmed no credit quality deterioration.

	Years ended December 31,
	2016	2015	2014
Proceeds from sales of securities	$306,400	$70,176	$296,013
Gross realized gains on securities	1,675	106	3,231
Gross realized losses on securities	(3,888)	(284)	(1,512)
Securities gains (losses), net	$(2,213)	$(178)	$1,719
Income tax expense (benefit) on net realized gains (losses)	$(882)	$(71)	$704

Note 5: Loans

Major classifications of loans were as follows:

	December 31, 2016	December 31, 2015
Commercial	$228,113	$115,603
Real estate - commercial	736,247	605,721
Real estate - construction	64,720	19,806
Real estate - residential	377,851	351,007
Consumer	3,237	4,216
Overdraft	436	483
Lease financing receivables	55,451	25,712
Other	11,537	10,130
	1,477,592	1,132,678
Net deferred loan costs	1,217	1,037
Total loans	$1,478,809	$1,133,715

Total loans reflects growth of $345.1 million for the year ended December 31, 2016.  The Talmer branch acquisition in late 2016 comprised a large component of this growth, as $221.0 million of loans were acquired, net of a $2.8 million purchase accounting discount recorded.  These acquired loans were primarily commercial, real estate-commerical and real estate-construction.  In addition to the Talmer branch acquisition, lease financing receivables increased in 2016 due to purchased as well as originated leases, following  management’s strategic plan  to diversify the loan portfolio.

It is the policy of the Company to review each prospective credit in order to determine if an adequate level of security or collateral can be obtained prior to making a loan.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending law, the Company’s lending standards and credit monitoring procedures.  The Bank generally makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 79.7% and 86.1% of the portfolio at December 31, 2016, and December 31, 2015, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2016, and December 31, 2015, were as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$57	$360	$-	$417	$282,541	$606	$283,564	$-
Real estate - commercial
Owner occupied general purpose	758	-	-	758	135,599	879	137,236	-
Owner occupied special purpose	-	-	-	-	177,755	385	178,140	-
Non-owner occupied general purpose	667	379	-	1,046	229,315	1,930	232,291	-
Non-owner occupied special purpose	-	-	-	-	118,052	1,013	119,065	-
Retail properties	-	-	-	-	53,474	1,179	54,653	-
Farm	1,353	-	-	1,353	13,509	-	14,862	-
Real estate - construction
Homebuilder	-	-	-	-	3,883	-	3,883	-
Land	-	-	-	-	3,029	-	3,029	-
Commercial speculative	-	-	-	-	22,654	74	22,728	-
All other	364	-	-	364	34,509	207	35,080	-
Real estate - residential
Investor	237	-	-	237	151,426	936	152,599	-
Owner occupied	274	-	-	274	116,900	6,452	123,626	-
Revolving and junior liens	225	405	-	630	99,374	1,622	101,626	-
Consumer	10	36	-	46	3,191	-	3,237	-
Other[2]	14	-	-	14	13,176	-	13,190	-
Total	$3,959	$1,180	$-	$5,139	$1,458,387	$15,283	$1,478,809	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2015	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial[1]	$394	$-	$-	$394	$140,848	$73	$141,315	$-
Real estate - commercial
Owner occupied general purpose	652	119	-	771	123,479	1,254	125,504	-
Owner occupied special purpose	358	-	-	358	170,827	763	171,948	-
Non-owner occupied general purpose	-	-	-	-	166,668	975	167,643	-
Non-owner occupied special purpose	-	-	-	-	92,387	-	92,387	-
Retail properties	-	-	-	-	34,352	-	34,352	-
Farm	-	-	-	-	12,615	1,272	13,887	-
Real estate - construction
Homebuilder	-	-	-	-	2,604	-	2,604	-
Land	-	-	-	-	1,137	-	1,137	-
Commercial speculative	-	-	-	-	2,117	83	2,200	-
All other	6	77	65	148	13,717	-	13,865	67
Real estate - residential
Investor	101	-	-	101	125,611	972	126,684	-
Owner occupied	1,083	446	-	1,529	110,885	6,378	118,792	-
Revolving and junior liens	344	68	-	412	102,500	2,619	105,531	-
Consumer	4	-	-	4	4,212	-	4,216	-
Other[2]	-	-	-	-	11,650	-	11,650	-
Total	$2,942	$710	$65	$3,717	$1,115,609	$14,389	$1,133,715	$67

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

Credit Quality Indicators by class of loans as of December 31, 2016, and December 31, 2015, were as follows:

December 31, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$267,394	$12,534	$3,636	$-	$283,564
Real estate - commercial
Owner occupied general purpose	135,503	53	1,680	-	137,236
Owner occupied special purpose	172,353	5,402	385	-	178,140
Non-owner occupied general purpose	229,448	913	1,930	-	232,291
Non-owner occupied special purpose	114,293	-	4,772	-	119,065
Retail Properties	52,207	1,267	1,179	-	54,653
Farm	11,840	1,240	1,782	-	14,862
Real estate - construction
Homebuilder	3,883	-	-	-	3,883
Land	3,029	-	-	-	3,029
Commercial speculative	22,654	-	74	-	22,728
All other	34,696	-	384	-	35,080
Real estate - residential
Investor	151,503	-	1,096	-	152,599
Owner occupied	115,831	570	7,225	-	123,626
Revolving and junior liens	99,286	-	2,340	-	101,626
Consumer	3,236	-	1	-	3,237
Other	13,165	25	-	-	13,190
Total	$1,430,321	$22,004	$26,484	$-	$1,478,809

December 31, 2015		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$136,078	$3,208	$2,029	$-	$141,315
Real estate - commercial
Owner occupied general purpose	123,827	-	1,677	-	125,504
Owner occupied special purpose	171,185	-	763	-	171,948
Non-owner occupied general purpose	163,956	1,908	1,779	-	167,643
Non-owner occupied special purpose	88,468	-	3,919	-	92,387
Retail Properties	30,432	1,490	2,430	-	34,352
Farm	12,615	-	1,272	-	13,887
Real estate - construction
Homebuilder	2,604	-	-	-	2,604
Land	1,137	-	-	-	1,137
Commercial speculative	2,117	-	83	-	2,200
All other	13,865	-	-	-	13,865
Real estate - residential
Investor	125,548	-	1,136	-	126,684
Owner occupied	111,713	-	7,079	-	118,792
Revolving and junior liens	102,476	-	3,055	-	105,531
Consumer	4,215	-	1	-	4,216
Other	11,650	-	-	-	11,650
Total	$1,101,886	$6,606	$25,223	$-	$1,133,715

1    The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $1.8 million and $3.9 million in consumer mortgage loans  in the process of foreclosure as of December 31, 2016 and December 31, 2015, respectively.  The Company also had $225,000 and $2.3 million in residential real estate included in OREO as of Decenber 31, 2016 and December 31, 2015, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loan as of December 31 were as follows:

	December 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial	$405	$491	$-	$70	$149	$-
Commercial real estate
Owner occupied general purpose	1,881	2,131	-	2,314	3,004	-
Owner occupied special purpose	385	518	-	763	871	-
Non-owner occupied general purpose	1,744	2,010	-	1,047	1,065	-
Non-owner occupied special purpose	1,013	1,649	-	-	-	-
Retail properties	1,179	1,235	-	-	-	-
Farm	-	-	-	1,272	1,338	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	74	81	-	83	86	-
All other	207	221	-	-	-	-
Residential
Investor	1,841	2,308	-	1,906	2,259	-
Owner occupied	9,824	11,391	-	10,539	11,999	-
Revolving and junior liens	2,484	3,018	-	2,731	3,947	-
Consumer	201	268	-	-	-	-
Total impaired loans with no recorded allowance	21,238	25,321	-	20,725	24,718	-

With an allowance recorded
Commercial	-	-	-	3	8	3
Commercial real estate
Owner occupied general purpose	-	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-	-
Non-owner occupied general purpose	246	595	246	-	-	-
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	-	-	-	-	-	-
Residential
Investor	-	-	-	-	-	-
Owner occupied	803	853	803	112	112	31
Revolving and junior liens	-	-	-	46	46	-
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	1,049	1,448	1,049	161	166	34
Total impaired loans	$22,287	$26,769	$1,049	$20,886	$24,884	$34

Average recorded investment and interest income recognized on impaired loans by class of loan for the years ending December 31 were as follows:

	Year to date		Year to date		Year to date
	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$238	$-	$785	$-	$764	$-
Commercial real estate
Owner occupied general purpose	2,097	87	4,720	82	4,834	104
Owner occupied special purpose	574	-	1,280	-	2,584	45
Non-owner occupied general purpose	1,396	2	2,939	3	5,130	-
Non-owner occupied special purpose	506	-	712	-	1,042	-
Retail properties	590	-	-	-	1,572	-
Farm	636	-	636	-	-	-
Construction
Homebuilder	-	-	895	-	1,903	82
Land	-	-	-	-	105	-
Commercial speculative	78	-	42	-	369	-
All other	104	-	145	-	147	-
Residential
Investor	1,873	47	2,251	51	4,290	43
Owner occupied	10,182	158	10,979	160	10,299	187
Revolving and junior liens	2,608	29	2,484	7	2,004	6
Consumer	100	-	-	-	-	-
Total impaired loans with no recorded allowance	20,982	323	27,868	303	35,043	467

With an allowance recorded
Commercial	2	-	2	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	365	-
Owner occupied special purpose	-	-	-	-	2,150	-
Non-owner occupied general purpose	123	-	38	-	508	-
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	84	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	587	-
All other	-	-	135	-	353	-
Residential
Investor	-	-	67	-	410	-
Owner occupied	457	-	68	-	794	1
Revolving and junior liens	23	-	208	3	934	-
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	605	-	518	3	6,185	1
Total impaired loans	$21,587	$323	$28,386	$306	$41,228	$468

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

Loans that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended December 31, 2016
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$312	$205
Real estate - residential
Owner occupied
HAMP[2]	2	419	262
Revolving and junior liens
HAMP[2]	3	252	228
Other[1]	3	808	777
Total	10	$1,791	$1,472

	TDR Modifications
	Twelve months ended December 31, 2015
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
Other[1]	2	$256	$255
Revolving and junior liens
HAMP[2]	5	193	153
Other[1]	3	378	347
Total	10	$827	$755

1  Other: Change of terms from bankruptcy court

2  HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were no TDRs that defaulted during year 2016 and 2015.

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2016.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2016	2015
Beginning balance	$1,787	$7,793
New loans	157	864
Repayments and other reductions	(241)	(635)
Change in related party status	-	(6,235)
Ending balance	$1,703	$1,787

No loans to principal officers, directors, and their affiliates were past due greater than 90 days at either December 31, 2016, or December 31, 2015.

Note 6: Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2016, were as follows:

		Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Beginning balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	118	1,633	23	1,072	344	-	3,190
Recoveries	37	640	96	1,331	271	-	2,375
Provision (Release)	247	1,527	51	739	(284)	(1,530)	750
Ending balance	$2,262	$9,547	$389	$2,692	$833	$435	$16,158

Ending balance: Individually evaluated for impairment	$-	$246	$-	$803	$-	$-	$1,049
Ending balance: Collectively evaluated for impairment	$2,262	$9,301	$389	$1,889	$833	$435	$15,109

Loans:
Ending balance	$283,564	$736,247	$64,720	$377,851	$3,237	$13,190	$1,478,809
Ending balance: Individually evaluated for impairment	$405	$6,449	$281	$14,951	$201	$-	$22,287
Ending balance: Collectively evaluated for impairment	$283,159	$729,798	$64,439	$362,900	$3,036	$13,190	$1,456,522

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2015, were as follows:

		Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	993	1,653	2	1,639	483	-	4,770
Recoveries	451	1,595	276	1,075	359	-	3,756
Provision (Release)	994	(3,506)	(1,484)	277	(140)	(541)	(4,400)
Ending balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223

Ending balance: Individually evaluated for impairment	$3	$-	$-	$31	$-	$-	$34
Ending balance: Collectively evaluated for impairment	$2,093	$9,013	$265	$1,663	$1,190	$1,965	$16,189

Loans:
Ending balance	$141,315	$605,721	$19,806	$351,007	$4,216	$11,650	$1,133,715
Ending balance: Individually evaluated for impairment	$73	$5,396	$83	$15,334	$-	$-	$20,886
Ending balance: Collectively evaluated for impairment	$141,242	$600,325	$19,723	$335,673	$4,216	$11,650	$1,112,829

Changes in the allowance for loan losses by segment of loans based on method of impairment for the year ended December 31, 2014, were as follows:

		Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Commercial	Construction	Residential	Consumer	Other	Total
Beginning balance	$2,250	$16,763	$1,980	$2,837	$1,439	$2,012	$27,281
Charge-offs	578	1,972	174	3,393	526	-	6,643
Recoveries	58	1,346	633	1,842	420	-	4,299
(Release) provision	(86)	(3,560)	(964)	695	121	494	(3,300)
Ending balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637

Ending balance: Individually evaluated for impairment	$-	$21	$98	$159	$-	$-	$278
Ending balance: Collectively evaluated for impairment	$1,644	$12,556	$1,377	$1,822	$1,454	$2,506	$21,359

Loans:
Ending balance	$127,196	$600,629	$44,795	$370,191	$3,504	$13,017	$1,159,332
Ending balance: Individually evaluated for impairment	$1,500	$15,253	$2,352	$16,781	$-	$-	$35,886
Ending balance: Collectively evaluated for impairment	$125,696	$585,376	$42,443	$353,410	$3,504	$13,017	$1,123,446

The Company’s allowance for loan loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within loan portfolio segments, market conditions and established credit review administration practices.

Note 7: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2016	2015	2014
Balance at beginning of period	$19,141	$31,982	$41,537
Property additions	1,785	8,998	16,078
Property improvements	16	-	794
Less:
Proceeds from property disposals, net of gains/losses	7,456	17,763	21,868
Period valuation adjustments	1,570	4,076	4,559
Balance at end of period	$11,916	$19,141	$31,982

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2016	2015	2014
Balance at beginning of period	$14,127	$19,229	$22,284
Provision for unrealized losses	1,570	4,076	4,559
Reductions taken on sales	(5,867)	(9,271)	(7,025)
Other adjustments	152	93	(589)
Balance at end of period	$9,982	$14,127	$19,229

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2016	2015	2014
Gain on sales, net	$(374)	$(1,073)	$(989)
Provision for unrealized losses	1,570	4,076	4,559
Operating expenses	1,765	2,888	4,173
Less:
Lease revenue	218	700	826
Net OREO expense	$2,743	$5,191	$6,917

Note 8: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2016			2015
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$16,141	$-	$16,141	$16,318	$-	$16,318
Buildings	41,409	21,966	19,443	42,627	22,240	20,387
Leasehold improvements	157	86	71	74	73	1
Furniture and equipment	42,875	39,553	3,322	41,411	38,505	2,906
Total Premises and Equipment	$100,582	$61,605	$38,977	$100,430	$60,818	$39,612

Note 9: Deposits

Major classifications of deposits were as follows:

	2016	2015
Noninterest bearing demand	$513,688	$442,639
Savings	256,159	252,169
NOW accounts	419,417	376,720
Money market accounts	275,273	279,709
Certificates of deposit of less than $100,000	228,993	235,336
Certificates of deposit of $100,000 through $250,000	110,992	109,855
Certificates of deposit of more than $250,000	62,263	62,658
Total deposits	$1,866,785	$1,759,086

Growth in total deposits stemmed from the Talmer branch acquisition; the Company assumed $48.9 million of additional deposits, primarily noninterest bearing demand accounts.  Additional growth for 2016 was driven by NOW account volume increases.  The Company had $5.9 million in brokered certificates of deposit as of December 31, 2016.  The Company had $3.9 million in brokered certificates of deposit as of December 31, 2015.  Deposits held by senior officers and directors, including their related interests, totaled $1.6 million as of December 31, 2016 and 2015.

At December 31, 2016, scheduled maturities of time deposits were as follows:

2017	$208,154
2018	77,036
2019	49,690
2020	49,332
2021	18,036
Total time deposits	$402,248

Note 10: Borrowings

The following table is a summary of borrowings as of December 31, 2016, and December 31, 2015.  Junior subordinated debentures are discussed in detail in Note 11:

	2016	2015
Securities sold under repurchase agreements	$25,715	$34,070
FHLBC advances[1]	70,000	15,000
Junior subordinated debentures	57,591	57,543
Senior notes	43,998	-
Subordinated debt	-	45,000
Notes payable and other borrowings	-	500
Total borrowings	$197,304	$152,113

1    Included in other short-term borrowing on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $25.7 million at December 31, 2016, and $34.1 million at December 31, 2015.   The fair value of the pledged collateral was $43.0 million and $45.4 million at December 31, 2016 and December 31, 2015, respectively.  At December 31, 2016, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The following table is a summary of additional information related to repurchase agreements:

	2016	2015	2014
Average daily balance during the year	$34,016	$28,194	$26,093
Average interest rate during the year	0.01%	0.01%	0.01%
Maximum month-end balance during the year	$46,606	$34,785	$38,133
Weighted average interest rate at year-end	0.01%	0.01%	0.01%

Total borrowings are generally limited to the lower of 35% of total assets and the amount of acceptable collateral adjusted for applicable funding percentages as determined by the FHLBC.   As of December 31, 2016, the Bank had outstanding advances in the amount of $70 million at an interest rate of 0.70%.   At that time, FHLBC stock owned by the Bank was valued at $3.1 million, the fair value of securities pledged to the FHLBC was $63.3 million, and the principal balance of loans pledged was $168.2 million.   Based on the total amount of securities and loans pledged, the Bank had total borrowing capacity of $158.0 million.   Adjusting for the outstanding advances and letters of credit, the Bank had a remaining funding availability of $51.7 million on December 31, 2016.

The Company completed a debt retirement and simultaneous senior debt offering in the fourth quarter of 2016.  Subordinated debt of $45.0 million and $500,000 of senior debt outstanding were paid off with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Debt issuance costs incurred for the senior note issuance totaled $1.0 million, and will be deferred and recorded to expense over the ten year term of the notes.

The Company had $500,000 in principal outstanding in senior term debt and $45.0 million in principal outstanding in subordinated debt at December 31, 2015.  The term debt was secured by all of the outstanding capital stock of the Bank.  The subordinated debt and the senior term debt were scheduled to mature on March 31, 2018.  The interest rate on the senior debt reset quarterly and at the Company’s option, was based on, the lender’s prime rate or three-month LIBOR plus 90 basis points.  The interest rate on the subordinated debt reset quarterly, and was equal to three-month LIBOR plus 150 basis points.  The Company has made all required interest payments on the outstanding principal balance on a timely basis.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31 were as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2016	N/A	N/A	$49,070	0.06%
2017	$95,715	0.51%	-	-
2018	-	-	45,500	1.82
2019	-	-	-	-
2020	-	-	-	-
2021	-	-	-	-
Thereafter	101,589	6.65	57,543	7.34
Total borrowings	$197,304	3.67%	$152,113	3.34%

Note 11: Junior Subordinated Debentures

The Company completed the sale of $27.5 million of cumulative trust preferred securities by its unconsolidated subsidiary, Old Second Capital Trust I in June 2003.  An additional $4.1 million of cumulative trust preferred securities were sold in July 2003. The costs associated with the issuance of the cumulative trust preferred securities are being amortized over 30 years.  The trust preferred securities may remain outstanding for a 30‑year term but, subject to regulatory approval, can be called in whole or in part by the Company after June 30, 2008, and can be exercised by the Company from time to time thereafter.  When not in deferral, distributions on the securities are payable quarterly at an annual rate of 7.80%.  The Company issued a new $32.6 million subordinated debenture to Old Second Capital Trust I in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

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

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Series B Fixed Rate Cumulative Perpetual Preferred Stock (the “Series B Stock”), as discussed in Note 21.  In August of 2010, the Company elected to defer regularly scheduled interest payments on the $58.4 million of junior subordinated debentures.  Because of the deferral on the subordinated debentures, the trusts deferred regularly scheduled dividends on the trust preferred securities.  On April 21, 2014, the Company paid all outstanding interest, which totaled $19.7 million, on the trust preferred securities to the trustees for payment to holders as of the next record date set forth in the indentures and terminated the deferral period.  As of December 31, 2016, the Company is current on the payments due on these securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 12: Income Taxes

Income tax expense for years ending December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Current federal	$399	$220	$122
Current state	-	-	6
Deferred federal	6,824	7,023	3,120
Deferred state	1,597	1,733	4,876
Change in valuation allowance	-	-	(2,363)
Total income tax expenses	$8,820	$8,976	$5,761

The following were the components of the deferred tax assets and liabilities as of December 31, 2016 and December 31, 2015:

	2016	2015
Allowance for loan losses	$7,057	$7,099
Deferred compensation	735	690
Amortization of core deposit intangible	1,401	1,629
Goodwill amortization/impairment	10,127	11,623
Stock based compensation	946	814
OREO write-downs	5,110	6,917
Federal net operating loss (“NOL”) carryforward	19,362	24,105
State net operating loss (“NOL”) carryforward	7,735	8,746
Deferred tax credit	2,058	1,749
Other assets	1,199	792
Total deferred tax assets	55,730	64,164

Accumulated depreciation on premises and equipment	(681)	(601)
Mortgage servicing rights	(2,760)	(2,484)
State tax benefits	(4,127)	(4,686)
Other liabilities	(526)	(336)
Total deferred tax liabilities	(8,094)	(8,107)
Net deferred tax asset before adjustments related to other comprehensive loss	47,636	56,057
Tax effect of adjustments related to other comprehensive loss	5,828	8,495
Net deferred tax asset	$53,464	$64,552

At December 31, 2016, the Company had a $55.3 million federal net operating loss carryforward of which, $31.4 million expires in 2031, $8.6 million expires in 2032, and $15.3 million expires in 2033.  The Company had a $99.9 million state net operating loss carryforward of which, $2.8 million expires in 2021, $15,000 expires in 2024, $96.5 million expires in 2025, $317,000 expires in 2026, $52.000 expires in 2027 and $177,000 expires in 2028.  In addition, the Company had a $2.1 million alternative minimum tax credit subject to indefinite carryforward.  Included in the tax effect of adjustments related to other comprehensive loss above are net unrealized losses on held-to-maturity securities that were transferred from available-for-sale securities of $2.4 million as of December 31, 2015.

The components of the provision for deferred income tax expense for the years ending December 31 were as follows:

	2016	2015	2014
Provision for loan losses	$42	$2,480	$3,146
Deferred Compensation	(45)	97	1
Amortization of core deposit intangible	228	230	(203)
Stock based compensation	(132)	(151)	(80)
OREO write-downs	1,807	1,722	1,402
Federal net operating loss carryforward	4,743	2,896	1,022
State net operating loss carryforward	1,011	659	2,442
Deferred tax credit	(309)	(198)	(107)
Depreciation	80	(201)	(233)
Net premiums and discounts on securities	-	-	(8)
Mortgage servicing rights	276	164	(251)
Goodwill amortization/impairment	1,496	1,506	2,123
State tax benefits	(559)	(604)	(1,704)
Change in valuation allowance	-	-	(2,363)
Other, net	(217)	156	446
Total deferred tax expense	$8,421	$8,756	$5,633

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31 due to the following:

	2016	2015	2014
Tax at statutory federal income tax rate	$8,577	$8,526	$5,564
Nontaxable interest income, net of disallowed interest deduction	(347)	(253)	(233)
BOLI income	(449)	(487)	(508)
State income taxes, net of federal benefit	1,148	1,126	872
Change in valuation allowance	-	-	(2,363)
Impact of Illinois tax rate change	-	-	2,363
Other, net	(109)	64	66
Total tax at effective tax rate	$8,820	$8,976	$5,761

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  No negative evidence was noted.

Note 13: Equity Compensation Plans

The Company’s Long-term Incentive Plan (the “Incentive Plan”) was in effect for years prior to 2014, and authorized the issuance of up to 1,908,332 shares of the Company’s common stock, which included share grants in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights.  Stock based awards were eligible to be granted to selected directors, officers or employees at the discretion of the Board of Directors.  All stock options granted in 2006 and prior were previously vested, and the term periods have expired as of December 31, 2016.  As of December 31, 2016, two stock option grant awards were outstanding; 85,500 shares are outstanding of the total 93,000 shares originally issued for 2007 awards.  The 2009 award originally issued 16,500 shares, 9,000 of which are outstanding as of December 31, 2016.  Both stock option awards had a vesting period of three years, and a term of ten years.  No other stock options were granted in 2008 through 2016 period.  There were 1,500 stock option shares exercised during the year ending December 31, 2016, from the 2009 award, and there were no stock options exercised during years ending 2015 and 2014.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the year ending December 31, 2016, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	162,500	$27.03
Canceled	(36,500)	29.20
Expired	(30,000)	29.20
Exercised	(1,500)	7.49		$2,790
Ending outstanding	94,500	$25.82	1.1

Exercisable at end of period	94,500	$25.82	1.1

The intrinsic value of the 94,500 shares related to stock options outstanding as of December 31, 2016 is $32,040.

A summary of stock option activity as of each year is as follows (in dollars):

	2016	2015	2014
Intrinsic value of options exercised	$2,790	$-	$-
Cash received from option exercises	11,235	-	-
Tax benefit realized from option exercises	91	-	-
Weighted average fair value of options granted	-	-	-

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.    At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2016,  558,007 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the Plans was $657,000,  $613,000 and $295,000 for the years ending December 31, 2016, 2015 and 2014, respectively.

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

The Company granted restricted stock under its equity compensation plans beginning in 2005 and it began granting restricted stock units in February 2009.  Restricted stock awards under the Plans generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Restricted stock units under the Plans are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

There were 170,000 restricted awards issued during the year ending December 31, 2016.  There were 101,500 restricted awards issued for the year ending December 31, 2015.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, 2016, is as follows:

	December 31, 2016
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	348,000	$4.50
Granted	170,000	7.14
Vested	(105,500)	3.28
Forfeited	(3,500)	6.81
Nonvested at December 31	409,000	$5.89

Total unrecognized compensation cost of restricted awards was $1.2 million as of December 31, 2016, which is expected to be recognized over a weighted-average period of 2.22 years.

Note 14: Earnings Per Share

The earnings per share – both basic and diluted – are included below as of December 31 (in thousands except for share data):

	2016	2015	2014
Basic earnings per share:
Weighted-average common shares outstanding	29,532,510	29,476,821	25,300,909
Weighted-average common shares less stock based awards	29,532,510	29,476,821	25,298,813
Weighted-average common shares stock based awards	-	-	201,558
Net income	$15,684	$15,385	$10,136
Gain on preferred stock redemption	-	-	(1,348)
Preferred stock dividends and accretion	-	1,873	(371)
Net earnings available to common stockholders	$15,684	$13,512	$11,855
Basic earnings per share common undistributed earnings	N/A	N/A	0.46
Basic earnings per share	$0.53	$0.46	$0.46
Diluted earnings per share:
Weighted-average common shares outstanding	29,532,510	29,476,821	25,300,909
Dilutive effect of nonvested restricted awards[1]	305,678	253,253	248,284
Dilutive effect of stock options	743	-	-
Diluted average common shares outstanding	29,838,931	29,730,074	25,549,193
Net earnings available to common stockholders	$15,684	$13,512	$11,855
Diluted earnings per share	$0.53	$0.46	$0.46

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	900,839	977,839	1,044,339

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2016, 2015 and 2014, because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

Note 15: Commitments

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

The following table is a summary of financial instrument commitments (in thousands):

	December 31, 2016			December 31, 2015
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$137	$4,047	$4,184	$60	$3,572	$3,632
Commercial standby	-	126	126	-	47	47
Performance standby	83	8,499	8,582	66	7,350	7,416
	220	12,672	12,892	126	10,969	11,095
Non-borrower:
Performance standby	95	524	619	-	575	575
	95	524	619	-	575	575
Total letters of credit	$315	$13,196	$13,511	$126	$11,544	$11,670

Unused loan commitments:	$68,996	$270,989	$339,985	$71,016	$197,909	$268,925

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  As of December 31, 2016, the estimated aggregate minimum annual rental commitments under these leases totaled $349,000 in 2017,  $328,000 in 2018,  $10,000 in 2019, and $5,000 thereafter.  The Company also receives rental income on certain leased properties.  As of December 31, 2016, aggregate future minimum rental income to be received under noncancelable leases totaled $210,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net revenue of $25,000 in 2016, net expense of $11,000 in 2015 and net revenue of $67,000 in 2014.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $685,000,  $826,000 and $829,000 in 2016, 2015 and 2014, respectively.

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

Note 16: Regulatory & Capital Matters

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2016, and December 31, 2015.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the under the heading “Supervision and Regulation.”

At December 31, 2016 and 2015, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  The capital ratios below are calculated pursuant to the capital requirements in effect for the periods reported below.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$154,537	8.76%	$90,411	5.125%	N/A	N/A
Old Second Bank	221,153	12.53	90,456	5.125	$114,724	6.50%
Total capital to risk weighted assets
Consolidated	216,769	12.29	152,126	8.625	N/A	N/A
Old Second Bank	237,306	13.45	152,176	8.625	176,436	10.00
Tier 1 capital to risk weighted assets
Consolidated	191,988	10.88	116,904	6.625	N/A	N/A
Old Second Bank	221,153	12.53	116,930	6.625	141,199	8.00
Tier 1 capital to average assets
Consolidated	191,988	8.90	86,287	4.00	N/A	N/A
Old Second Bank	221,153	10.24	86,388	4.00	107,985	5.00

2015
Common equity tier 1 capital to risk weighted assets
Consolidated	$151,410	10.55%	$64,582	4.50%	N/A	N/A
Old Second Bank	202,158	14.10	64,519	4.50	$93,193	6.50%
Total capital to risk weighted assets
Consolidated	223,311	15.56	114,813	8.00	N/A	N/A
Old Second Bank	218,375	15.23	114,708	8.00	143,385	10.00
Tier 1 capital to risk weighted assets
Consolidated	176,625	12.30	86,159	6.00	N/A	N/A
Old Second Bank	202,158	14.10	86,025	6.00	114,700	8.00
Tier 1 capital to average assets
Consolidated	176,625	8.69	81,300	4.00	N/A	N/A
Old Second Bank	202,158	9.94	81,351	4.00	101,689	5.00

[1]	As of December 31, 2016, amounts shown are inclusive of a capital conservation buffer of 0.625%.
[2]	The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

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

Note 17: Mortgage Banking Derivatives

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

	2016	2015
Forward contracts:
Notional amount	$19,500	$15,500
Fair value	176	484
Change in fair value	190	20

Rate lock commitments:
Notional amount	$12,480	$10,973
Fair value	478	502
Change in fair value	97	167

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.  The Company sold $191.4 million in loans to investors receiving proceeds of $197.7 million and resulting in a gain on sale of $6.3 million for the year ended December 31, 2016.  Sales to investors included $138.3 million or 72.4% to FNMA and $19.0 million, or 10.0% to FHLMC for the year ended December 31, 2016.  No other individual investor was sold more than 10% of the total loans sold.

Periodic changes in value of both forward MBS contracts and rate lock commitments are reported in current period earnings as net gain on sale of mortgage loans.  Net gain recognized in earnings for the years ended December 31, 2016, 2015 and 2014 were $287,000, $188,000 and $143,000, respectively.

Note 18: Fair Value Measurements

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At year end December 31, 2016, the Company transferred securities in two catagories from Level 2 to Level 3.  The transfer of states and political subdivision securities, including other comprehensive income, totaled $7.9 million and collateralized mortgage obligations, including other comprehensive income, was $3.1 million.  The Company purchased securities of $14.3 million  in 2016, which were deemed as Level 3 at the end of the reporting period.  For the year ended December 31, 2015, the Company transferred auction rate asset-backed securities from Level 3 to Level 2.

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

•

Beginning March 31, 2015, auction rate asset backed securities are priced using market spreads, cash flows, prepayment speeds, and loss analytics.  This process supports the transfer to Level 2 valuations.

•

Annually every security holding is priced by a pricing service independent of the regular and recurring pricing services used.  The independent service provides a measurement to indicate if the price assigned by the regular service is within or outside of a reasonable range.  Management reviews this report and applies judgment in adjusting calculations at year end related to securities pricing.

•	Residential mortgage loans available for sale in the secondary market are carried at fair market value. The fair value of loans held-for-sale is determined using quoted secondary market prices.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities (dollars in thousands) at December 31, 2016, and December 31, 2015, respectively, measured by the Company at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$41,534	$-	$41,534
States and political subdivisions	-	46,477	22,226	68,703
Corporate bonds	-	10,630	-	10,630
Collateralized mortgage obligations	-	167,808	3,119	170,927
Asset-backed securities	-	138,407	-	138,407
Collateralized loan obligations	-	101,637	-	101,637
Loans held-for-sale	-	4,918	-	4,918
Mortgage servicing rights	-	-	6,489	6,489
Other assets (Interest rate swap agreements)	-	673	-	673
Other assets (Mortgage banking derivatives)	-	287	-	287
Total	$-	$512,371	$31,834	$544,205

Liabilities:
Other liabilities (Interest rate swap agreements, including risk participation agreements)	$-	$1,667	$-	$1,667
Total	$-	$1,667	$-	$1,667

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$1,509	$-	$-	$1,509
U.S. government agencies	-	1,556	-	1,556
U.S. government agencies mortgage-backed	-	1,996	-	1,996
States and political subdivisions	-	30,415	111	30,526
Corporate bonds	-	29,400	-	29,400
Collateralized mortgage obligations	-	66,920	-	66,920
Asset-backed securities	-	231,908	-	231,908
Collateralized loan obligations	-	92,251	-	92,251
Loans held-for-sale	-	2,849	-	2,849
Mortgage servicing rights	-	-	5,847	5,847
Other assets (Interest rate swap agreements)	-	114	-	114
Other assets (Mortgage banking derivatives)	-	188	-	188
Total	$1,509	$457,597	$5,958	$465,064

Liabilities:
Other liabilities (Interest rate swap agreements)	$-	$745	$-	$745
Total	$-	$745	$-	$745

The changes in Level 3 assets and liabilities (dollars in thousands) measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2016
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2016	$-	$111	$5,847
Transfers into Level 3	3,201	7,813	-
Total gains or losses
Included in earnings (or changes in net assets)	-	-	(215)
Included in other comprehensive income	(82)	87	-
Purchases, issuances, sales, and settlements
Purchases	-	14,296	-
Issuances	-	-	1,561
Settlements	-	(81)	(704)
Ending balance December 31, 2016	$3,119	$22,226	$6,489

	Year Ended December 31, 2015
	Securities available-for-sale
		States and	Mortgage
	Asset-	Political	Servicing
	backed	Subdivisions	Rights
Beginning balance January 1, 2015	$52,941	$118	$5,462
Transfers out of Level 3	(24,917)	-	-
Total gains or losses
Included in earnings (or changes in net assets)	(28)	-	(466)
Included in other comprehensive income	(541)	-	-
Purchases, issuances, sales, and settlements
Issuances	-	-	1,526
Settlements	-	(7)	(675)
Sales	(27,455)	-	-
Ending balance December 31, 2015	$-	$111	$5,847

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,489	Discounted Cash Flow	Discount Rate	10.0-17.0%	10.2%
			Prepayment Speed	6.5-77.8%	9.6%

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2015:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$5,847	Discounted Cash Flow	Discount Rate	10-15.5%	10.2%
			Prepayment Speed	6-35.2%	10.1%

In addition to the above, Level 3 fair value measurement included $22.2 million for state and political subdivisions representing various local municipality securities and $3.1 million of collateralized mortgage obligations at December 31, 2016.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The $111,000 on the state and political subdivisions line at December 31, 2015, under level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2016, and December 31, 2015, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$-	$-
Other real estate owned, net[2]	-	-	11,916	11,916
Total	$-	$-	$11,916	$11,916

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount and a valuation allowance of $1.0 million, resulting in an increase of specific allocations within the allowance for loan losses of $1.0 million for the year ending December 31, 2016.

[2]

OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $11.9 million, which is made up of the outstanding balance of $23.5 million, net of a valuation allowance of $10.0 million and participations of $1.6 million, at December 31, 2016.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$81	$81
Other real estate owned, net[2]	-	-	19,141	19,141
Total	$-	$-	$19,222	$19,222

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $115,000, with a valuation allowance of $34,000, resulting in a decrease of specific allocations within the provision for loan losses of $243,000 million for the year ending December 31, 2015.

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

Note 19: Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  During the years ended December 31, 2016, and 2015, the Company participated in redemptions and purchases with the FHLBC and, using these transactions values as the carrying value, FHLBC stock is carried at a Level 2 fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.  The fair value of mortgage banking derivatives is discussed above in Note 17.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,805	$33,805	$33,805	$-	$-
Interest bearing deposits with financial institutions	13,529	13,529	13,529	-	-
Securities available-for-sale	531,838	531,838	-	506,493	25,345
FHLBC and FRBC Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	4,918	4,918	-	4,918	-
Loans, net	1,462,651	1,453,429	-	-	1,453,429
Accrued interest receivable	5,928	5,928	-	5,928	-

Financial liabilities:
Noninterest bearing deposits	$513,688	$513,688	$513,688	$-	$-
Interest bearing deposits	1,353,097	1,351,000	-	1,351,000	-
Securities sold under repurchase agreements	25,715	25,715	-	25,715	-
Other short-term borrowings	70,000	70,000	-	70,000	-
Junior subordinated debentures	57,591	55,163	32,404	22,759	-
Senior notes	43,998	43,998	-	43,998	-
Interest rate swap agreements	994	994	-	994	-
Borrowing interest payable	202	202	-	202	-
Deposit interest payable	599	599	-	599	-

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,975	$26,975	$26,975	$-	$-
Interest bearing deposits with financial institutions	13,363	13,363	13,363	-	-
Securities available-for-sale	456,066	456,066	1,509	454,446	111
Securities held-to-maturity	247,746	251,675	-	251,675	-
FHLBC and FRBC Stock	8,518	8,518	-	8,518	-
Loans held-for-sale	2,849	2,849	-	2,849	-
Loans, net	1,117,492	1,126,959	-	-	1,126,959
Accrued interest receivable	4,464	4,464	-	4,464	-

Financial liabilities:
Noninterest bearing deposits	$442,639	$442,639	$442,639	$-	$-
Interest bearing deposits	1,316,447	1,316,550	-	1,316,550	-
Securities sold under repurchase agreements	34,070	34,070	-	34,070	-
Other short-term borrowings	15,000	15,000	-	15,000	-
Junior subordinated debentures	57,543	53,851	31,606	22,245	-
Subordinated debenture	45,000	41,101	-	41,101	-
Note payable and other borrowings	500	445	-	445	-
Interest rate swap agreements	631	631	-	631	-
Borrowing interest payable	75	75	-	75	-
Deposit interest payable	445	445	-	445	-

Note 20: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2016, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	December 31, 2016	December 31, 2015
Notional amount	$25,774	$25,774
Unrealized loss	(994)	(631)

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $6.2 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2016.  The Bank had $2.4 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2015.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  At December 31, 2016, the notional amount of non-hedging interest rate swaps was $85.8 million with a weighted average maturity of 7.3 years.  At December 31, 2015, the notional amount of non-hedging interest rate swaps was $20.7 million with a weighted average maturity of 5.1 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The Bank also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

The following table presents derivatives not designated as hedging instruments as of December 31, 2016, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts	$85,807	Other Assets	$673	Other Liabilities	$673
Interest rate lock commitments and forward contracts	31,980	Other Assets	287	N/A	-
Total			$960		$673

The following table presents derivatives not designated as hedging instruments as of December 31, 2015.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$20,708	Other Assets	$114	Other Liabilities	$114
Interest rate lock commitments and forward contracts	26,473	Other Assets	188	N/A	-
Total			$302		$114

Note 21: Preferred Stock

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

Note 22: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2016	2015
Assets
Noninterest bearing deposit with bank subsidiary	$26,925	$33,500
Investment in subsidiaries	228,646	204,509
Other assets	23,304	22,116
Total assets	$278,875	$260,125

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$57,591	$57,543
Senior notes	43,998	-
Subordinated debt	-	45,000
Other liabilities	2,076	1,653
Stockholders’ equity	175,210	155,929
Total liabilities and stockholders' equity	$278,875	$260,125

Condensed Statements of Income for the years ended December 31 were as follows:

	2016	2015	2014
Operating Income
Cash dividends received from subsidiaries	$-	$82,777	$-
Other income	130	131	231
Total operating income	130	82,908	231
Operating Expenses
Junior subordinated debentures	4,334	4,287	4,919
Senior notes	112	-	-
Subordinated debt	949	814	792
Other interest expense	8	7	16
Other expenses	1,975	1,978	1,045
Total operating expense	7,378	7,086	6,772
Loss before income taxes and equity in undistributed net income of subsidiaries	(7,248)	75,822	(6,541)
Income tax benefit	(2,909)	(2,771)	(2,305)
(Loss) income before equity in undistributed net income of subsidiaries	(4,339)	78,593	(4,236)
Equity in undistributed (over distributed) net income of subsidiaries	20,023	(63,208)	14,372
Net income	15,684	15,385	10,136
Preferred stock dividends and accretion of discount	-	1,873	5,062
Dividends waived upon preferred stock redemption	-	-	(5,433)
Gain on redemption of preferred stock	-	-	(1,348)
Net income available to common stockholders	$15,684	$13,512	$11,855

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2016	2015	2014
Cash Flows from Operating Activities
Net Income	$15,684	$15,385	$10,136
Adjustments to reconcile net income to net cash from operating activities:
Equity in (undistributed) over distributed net income of subsidiaries	(20,023)	63,208	(14,372)
Deferred income taxes	(1,039)	(2,806)	(2,256)
Change in taxes payable	330	(199)	22
Change in other assets	171	36	692
Stock-based compensation	657	613	295
Other, net	282	69	(17,103)
Net cash (used in) provided by operating activities	(3,938)	76,306	(22,586)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Dividend paid on preferred stock	-	(2,417)	(12,390)
Dividend paid on common stock	(888)	-	-
Purchases of treasury stock	(254)	(117)	(46)
Proceeds from the issuance of common stock	-	-	64,331
Proceeds from the issuance of senior notes	43,994	-	-
Repayment of subordinated debt	(45,000)	-	-
Repayment of note payable	(500)	-	-
Proceeds from exercise of stock option	11	-	-
Redemption of preferred stock	-	(47,331)	(24,321)
Net cash (used in) provided by financing activities	(2,637)	(49,865)	27,574
Net change in cash and cash equivalents	(6,575)	26,441	4,988
Cash and cash equivalents at beginning of year	33,500	7,059	2,071
Cash and cash equivalents at end of year	$26,925	$33,500	$7,059

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the Plan.  For the years ended December 31, 2016, and 2015, a discretionary match equal to 100% of the first 3% of the participant’s compensation was contributed to participants of the Plan.  For the year ended December 31, 2014, a discretionary match equal to 100% of the first 2% of the participant’s compensation was contributed to participants of the Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the Plan, including shares of the Company’s common stock. An additional component of the Plan arrangement allows for the Company to make annual discretionary contributions under a profit sharing portion based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary proft sharing contribution for the years end December 31, 2016 and 2015.

The total expense relating to the Plan was approximately $698,000,  $464,000 and $477,000 in 2016,  2015 and 2014, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2016, 2015 and 2014 were $1.7 million, $1.6 million and $1.9 million, respectively, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017, expressed an unqualified opinion.

/s/ Plante & Moran, PLLC

Chicago, Illinois
March 10, 2017

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2016, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

We have audited Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”). Old Second Bancorp, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on Old Second Bancorp, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Old Second Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Old Second Bancorp, Inc. and Subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended,and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Plante & Moran, PLLC
Chicago, Illinois
March 10, 2017

Item 9B.  Other Information

None.

   PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be  filed with the SEC within 120 days after December 31, 2016, on form DEF 14A (the “Proxy Statement”), under the caption “Director Qualifications.”

Other information required by this Item is incorporated by reference from the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance.,” “Director Nominations and Qualifications,” “Audit Committee,” and “Corporate Governance and the Board of Directors-General” in the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2016, the below equity awards were outstanding:

Equity Compenstation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	503,500	$9.63	558,007
Equity compensation plans not approved by security holders	-	-	-
Total	503,500	$9.63	558,007

The Company incorporates by reference the other information that is required by this Item 12 that is contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

1 Reflects outstanding awards under our 2014 Equity Incentive Plan, our 2008 Equity Incentive Plan and our 2002 Long Term    Incentive Plan, and the remaining share reserve under our 2014 Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in the Proxy Statement under the captions “Corporate Governance and the Board of Directors” and “Transactions with Management.”

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information required by this Item 14 that is contained in the Proxy Statement under the caption “Accountant Fees.”

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

Item 16.  Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher

President and Chief Executive Officer

DATE: March 13, 2017

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 13, 2017
William B. Skoglund
President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 13, 2017
James L. Eccher
Executive Vice President and
/s/ J. Douglas Cheatham	Chief Financial Officer, Director (principal financial and accounting officer)	March 13, 2017
J. Douglas Cheatham

/s/ Gary Collins	Executive Vice President and Vice Chairman of the Board, Director	March 13, 2017
Gary Collins

/s/ Edward Bonifas	Director	March 13, 2017
Edward Bonifas

/s/ Barry Finn	Director	March 13, 2017
Barry Finn

/s/ William Kane	Director	March 13, 2017
William Kane

/s/ John Ladowicz	Director	March 13, 2017
John Ladowicz

/s/ Duane Suits	Director	March 13, 2017
Duane Suits

/s/ James F. Tapscott	Director	March 13, 2017
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 13, 2017
Patti Temple Rocks

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 11, 2016).
3.2	Amended and Restated Bylaws of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 11, 2016).
4.1

Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated September 12, 2012 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 13, 2012).

4.2

First Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated April 3, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2014).

4.3

Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 2, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 4, 2015).

4.4	Form of Stock Certificate for Series B Fixed Rate Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 16, 2009).
4.5	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2009).
4.6	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on January 17, 2014).
10.1*	Form of Compensation and Benefits Assurance Agreements for the executive officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006).
10.2	Form of Indenture relating to trust preferred securities (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 20, 2003).
10.3

Indenture between Old Second Bancorp, Inc. as issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2007 (incorporated by reference to Exhibit 99(b)(2) of the Company’s Amendment No. 1 to Schedule TO filed on May 2, 2007).

10. 4*	Old Second Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A filed on March 17, 2008).
10.5*

Employment Agreement, dated September 16, 2014, by and among Old Second Bancorp, Inc. and James L. Eccher (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2014).

10.6*

Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Executives and Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2005).

10.7*	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 24, 2005).
10.8*	2002 Long-Term Incentive Plan Form of Amended Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.9

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms with respect to the issuance and sale of the Series B Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2009).

10.10*	2008 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.11*	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.12*	2008 Equity Incentive Plan Incentive Stock Option (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.13*	2008 Equity Incentive Plan Non-Qualified Stock Option (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.14*	Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A filed on April 21, 2014).
10.15*	First Amendment to the Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A filed on April 12, 2016).
10.16*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins - (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.17*

Compensation and Benefits Assurance Agreement dated as of October 29, 2016, between Old Second National Bank and Gary Collins (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.18*	2014 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registraion Statement on Form S-8 filed on June 24, 2014).
10.19*	2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Fom S-8 filed on June 24, 2014).
10.20*	Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed on September 12, 2006).
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1	A list of all subsidiaries of the Company.
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for year ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Management contract or compensatory plan or arrangement.