Form 10-Q
period 2017-03-31
OLD SECOND BANCORP INC
filed 2017-05-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer☐Accelerated filer☒

Non-accelerated filer☐Smaller reporting company☐Emerging growth company☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐        No ☒

As of May 4, 2017, the Registrant had outstanding 29,580,430 shares of common stock, $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$41,332	$33,805
Interest bearing deposits with financial institutions	19,347	13,529
Cash and cash equivalents	60,679	47,334
Securities available-for-sale, at fair value	611,054	531,838
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	8,593	7,918
Loans held-for-sale	3,933	4,918
Loans	1,488,021	1,478,809
Less: allowance for loan losses	15,741	16,158
Net loans	1,472,280	1,462,651
Premises and equipment, net	38,594	38,977
Other real estate owned	13,481	11,916
Mortgage servicing rights, net	6,608	6,489
Goodwill and core deposit intangible	8,993	9,018
Bank-owned life insurance ("BOLI")	60,691	60,332
Deferred tax assets, net	49,699	53,464
Other assets	18,708	16,333
Total assets	$2,353,313	$2,251,188

Liabilities
Deposits:
Noninterest bearing demand	$559,666	$513,688
Interest bearing:
Savings, NOW, and money market	991,700	950,849
Time	385,788	402,248
Total deposits	1,937,154	1,866,785
Securities sold under repurchase agreements	34,731	25,715
Other short-term borrowings	85,000	70,000
Junior subordinated debentures	57,603	57,591
Senior notes	43,982	43,998
Other liabilities	12,526	11,889
Total liabilities	2,170,996	2,075,978

Stockholders’ Equity
Common stock	34,570	34,534
Additional paid-in capital	116,938	116,653
Retained earnings	133,281	129,005
Accumulated other comprehensive loss	(6,128)	(8,762)
Treasury stock	(96,344)	(96,220)
Total stockholders’ equity	182,317	175,210
Total liabilities and stockholders’ equity	$2,353,313	$2,251,188

	March 31, 2017	December 31, 2016
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,569,734	34,534,234
Shares outstanding	29,580,430	29,556,216
Treasury shares	4,989,304	4,978,018

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Three Months Ended March 31,
	2017	2016
Interest and dividend income
Loans, including fees	$16,609	$13,058
Loans held-for-sale	24	28
Securities:
Taxable	2,963	4,211
Tax exempt	1,065	179
Dividends from FHLBC and FRBC stock	85	84
Interest bearing deposits with financial institutions	23	19
Total interest and dividend income	20,769	17,579
Interest expense
Savings, NOW, and money market deposits	223	191
Time deposits	979	822
Other short-term borrowings	108	20
Junior subordinated debentures	1,084	1,084
Senior notes	673	-
Subordinated debt	-	239
Notes payable and other borrowings	-	2
Total interest expense	3,067	2,358
Net interest and dividend income	17,702	15,221
Provision for loan losses	-	-
Net interest and dividend income after provision for loan losses	17,702	15,221
Noninterest income
Trust income	1,458	1,369
Service charges on deposits	1,618	1,559
Secondary mortgage fees	176	193
Mortgage servicing rights mark to market loss	(133)	(1,041)
Mortgage servicing income	435	421
Net gain on sales of mortgage loans	1,147	1,212
Securities loss, net	(136)	(61)
Increase in cash surrender value of BOLI	359	285
Debit card interchange income	975	947
Loss on disposal and transfer of fixed assets, net	(2)	(1)
Other income	1,131	1,392
Total noninterest income	7,028	6,275
Noninterest expense
Salaries and employee benefits	10,573	9,026
Occupancy, furniture and equipment	1,566	1,581
Computer and data processing	1,090	925
FDIC insurance	148	203
General bank insurance	270	298
Amortization of core deposit intangible	25	-
Advertising expense	386	347
Debit card interchange expense	349	203
Legal fees	104	161
Other real estate expense, net	709	738
Other expense	2,834	2,782
Total noninterest expense	18,054	16,264
Income before income taxes	6,676	5,232
Provision for income taxes	2,104	1,910
Net income	$4,572	$3,322

Basic earnings per share	$0.15	$0.11
Diluted earnings per share	0.15	0.11

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Net Income	$4,572	$3,322

Unrealized holding gains (losses) on available-for-sale securities arising during the period	4,078	(2,309)
Related tax (expense) benefit	(1,614)	925
Holding gains (losses) after tax on available-for-sale securities	2,464	(1,384)

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized losses	(136)	(61)
Income tax benefit on net realized losses	54	25
Net realized losses after tax	(82)	(36)
Other comprehensive income (loss) on available-for-sale securities	2,546	(1,348)

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	-	224
Related tax expense	-	(92)
Other comprehensive income on held-to-maturity securities	-	132

Changes in fair value of derivatives used for cashflow hedges	149	(2,427)
Related tax (expense) benefit	(61)	972
Other comprehensive income (loss) on cashflow hedges	88	(1,455)

Total other comprehensive income (loss)	2,634	(2,671)
Total comprehensive income	$7,206	$651

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$4,572	$3,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of leasehold improvement	593	563
Change in fair value of mortgage servicing rights	133	1,041
Provision for deferred tax expense	2,036	1,827
Originations of loans held-for-sale	(30,401)	(34,630)
Proceeds from sales of loans held-for-sale	32,313	32,395
Net gain on sales of mortgage loans	(1,147)	(1,212)
Net discount accretion of purchase accounting adjustment on loans	(355)	-
Change in current income taxes receivable (payable)	67	(17)
Increase in cash surrender value of BOLI	(359)	(285)
Change in accrued interest receivable and other assets	(2,407)	983
Change in accrued interest payable and other liabilities	719	(1,365)
Net premium amortization/discount (accretion) on securities	122	(201)
Securities losses, net	136	61
Amortization of core deposit	25	-
Amortization of junior subordinated debentures issuance costs	12	12
Amortization of senior notes issuance costs	26	-
Stock based compensation	321	169
Net gain on sale of other real estate owned	(74)	(42)
Provision for other real estate owned losses	318	451
Net loss on disposal of fixed assets	2	1
Net cash provided by operating activities	6,652	3,073
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	15,005	5,366
Proceeds from sales of securities available-for-sale	64,388	35,574
Purchases of securities available-for-sale	(154,653)	(88,005)
Proceeds from maturities and calls including pay down of securities held-to-maturity	-	2,129
Net proceeds from sales/purchases of FHLBC stock	(675)	-
Net change in loans	(12,690)	(5,482)
Improvements in other real estate owned	-	(12)
Proceeds from sales of other real estate owned	1,607	1,381
Net purchases of premises and equipment	(212)	(103)
Net cash used in investing activities	(87,230)	(49,152)
Cash flows from financing activities
Net change in deposits	70,369	37,608
Net change in securities sold under repurchase agreements	9,016	(218)
Net change in other short-term borrowings	15,000	5,000
Payment of senior note issuance costs	(42)	-
Dividends paid on common stock	(296)	-
Purchase of treasury stock	(124)	-
Net cash provided by financing activities	93,923	42,390
Net change in cash and cash equivalents	13,345	(3,689)
Cash and cash equivalents at beginning of period	47,334	40,338
Cash and cash equivalents at end of period	$60,679	$36,649

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Three Months Ended March 31,
Supplemental cash flow information	2017	2016
Income taxes paid, net	$-	$100
Interest paid for deposits	1,247	1,019
Interest paid for borrowings	1,164	1,333
Non-cash transfer of loans to other real estate owned	3,416	382

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2015	$34,427	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income			3,322			3,322
Other comprehensive loss, net of tax				(2,671)		(2,671)
Stock based compensation		169				169
Balance, March 31, 2016	$34,427	$116,087	$117,531	$(15,330)	$(95,966)	$156,749

Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			4,572			4,572
Other comprehensive gain, net of tax				2,634		2,634
Dividends declared and paid			(296)			(296)
Vesting of restricted stock	36	(36)				-
Stock based compensation		321				321
Purchase of treasury stock					(124)	(124)
Balance, March 31, 2017	$34,570	$116,938	$133,281	$(6,128)	$(96,344)	$182,317

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2016.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.  The Company is assessing the impact of ASU 2014-09 and other related ASUs as noted above on its accounting and disclosures within noninterest income, as any interest income impact was not included in the scope of this final ASU pronouncement.

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

In March 2016, the FASB issued ASU No. 2016-09 “Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718).”  FASB issued this ASU as part of the Simplification Initiative.  This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  This standard was adopted by the Company effective January 2017; the adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and is in the process of accumulating data to support future risk assessments.

In March 2017, the FASB issued ASU No. 2017-08 “Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).”  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium will now be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures, as this pronouncement will reduce net interest income over the period until the security’s call date, as compared to a net interest income reduction for all remaining premium as of the date of call if earlier than the date of maturity.

Subsequent Events

On April 18, 2017, the Company’s Board of Directors declared a cash dividend of 1 cent per share payable on May 8, 2017, to stockholders of record as of April 28, 2017.

On April 25, 2017, the Company announced Bradley S. Adams will start as Executive Vice President, Chief Financial Officer, effective May 2, 2017.  Mr. Adams will also serve as the Company’s principal financial officer and principal accounting officer.

Note 2 – Acquisitions

On October 28, 2016, the Bank acquired the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of this transaction, the Bank recorded assets with a fair value of approximately $230.9 million, including approximately $221.0 million of loans, and assumed deposits with a fair value of approximately $48.9 million.  Goodwill of $8.4 million was included within the total assets recorded upon acquisition; net cash of $181.5 million was paid for the purchase.

Note 3 – Securities

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.8 million at March 31, 2017, and $3.1 million at December 31, 2016, and is necessary to maintain access to FHLBC advances, which are utilized as a component to meet the Bank’s daily funding needs.  FRBC stock was recorded at $4.8 million at March 31, 2017, and December 31, 2016.

The following table summarizes the amortized cost and fair value of the securities portfolio at March 31, 2017, and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	$38,933	$17	$(392)	$38,558
States and political subdivisions	219,223	856	(572)	219,507
Corporate bonds	12,807	47	(314)	12,540
Collateralized mortgage obligations	110,805	119	(2,600)	108,324
Asset-backed securities	146,103	196	(6,413)	139,886
Collateralized loan obligations	92,564	21	(346)	92,239
Total securities available-for-sale	$620,435	$1,256	$(10,637)	$611,054

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	42,511	-	(977)	41,534
States and political subdivisions	68,718	258	(273)	68,703
Corporate bonds	10,957	9	(336)	10,630
Collateralized mortgage obligations	174,352	374	(3,799)	170,927
Asset-backed securities	146,391	341	(8,325)	138,407
Collateralized loan obligations	102,504	29	(896)	101,637
Total securities available-for-sale	$545,433	$1,011	$(14,606)	$531,838

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2017, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$23,410	2.39%	$23,483
Due after one year through five years	4,923	3.10	4,912
Due after five years through ten years	18,267	2.98	18,089
Due after ten years	185,430	3.68	185,563
	232,030	3.48	232,047
Mortgage-backed and collateralized mortgage obligations	149,738	2.32	146,882
Asset-backed securities	146,103	2.23	139,886
Collateralized loan obligations	92,564	3.90	92,239
Total securities available-for-sale	$620,435	2.97%	$611,054

At March 31, 2017, the Company’s investments include $119.0 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students and packaged and sold them as asset-backed securities.  While the program was modified several times before elimination in 2010, not less than 97% of the outstanding principal amount of the loans made under FFEL are guaranteed by the U.S. Department of Education.  In addition to the U.S. Department of Education guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $13.0 million, or 10.01%, of outstanding principal.

Securities with unrealized losses at March 31, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	10	$369	$23,831	1	$23	$890	11	$392	$24,721
States and political subdivisions	24	572	76,287	-	-	-	24	572	76,287
Corporate bonds	1	169	4,831	2	145	5,203	3	314	10,034
Collateralized mortgage obligations	13	2,388	88,320	4	212	11,660	17	2,600	99,980
Asset-backed securities	1	266	4,287	15	6,147	125,035	16	6,413	129,322
Collateralized loan obligations	2	4	9,977	8	342	57,306	10	346	67,283
Total securities available-for-sale	51	$3,768	$207,533	30	$6,869	$200,094	81	$10,637	$407,627

	Less than 12 months			12 months or more
December 31, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	11	$957	40,636	1	$20	$898	12	$977	$41,534
States and political subdivisions	12	273	35,241	-	-	-	12	273	35,241
Corporate bonds	1	183	4,817	2	153	5,328	3	336	10,145
Collateralized mortgage obligations	16	3,402	117,752	7	397	18,109	23	3,799	135,861
Asset-backed securities	4	328	17,604	12	7,997	107,112	16	8,325	124,716
Collateralized loan obligations	-	-	-	12	896	81,613	12	896	81,613
Total securities available-for-sale	44	$5,143	$216,050	34	$9,463	$213,060	78	$14,606	$429,110

Recognition of other-than-temporary impairment was not necessary in the three months ending March 31, 2017, March 31, 2016, or the year ended December 31, 2016.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2017	December 31, 2016
Commercial	$233,922	$228,113
Real estate - commercial	713,358	736,247
Real estate - construction	87,049	64,720
Real estate - residential	373,477	377,851
Consumer	2,913	3,237
Overdraft	190	436
Lease financing receivables	64,607	55,451
Other	11,645	11,537
	1,487,161	1,477,592
Net deferred loan costs	860	1,217
Total loans	$1,488,021	$1,478,809

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 78.9% and 79.7% of the portfolio at March 31, 2017, and December 31, 2016, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
March 31, 2017	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$-	$-	$-	$233,697	$225	$233,922	$-
Leases	939	-	-	939	63,184	484	64,607
Real estate - commercial
Owner occupied general purpose	175	-	-	175	135,289	659	136,123	-
Owner occupied special purpose	-	-	-	-	172,647	375	173,022	-
Non-owner occupied general purpose	-	-	-	-	220,541	1,088	221,629	-
Non-owner occupied special purpose	-	-	-	-	121,661	-	121,661	-
Retail properties	-	-	-	-	45,184	1,161	46,345	-
Farm	18	-	-	18	14,560	-	14,578	-
Real estate - construction
Homebuilder	-	-	-	-	3,226	-	3,226	-
Land	-	-	-	-	2,900	-	2,900	-
Commercial speculative	-	-	-	-	27,061	70	27,131	-
All other	76	-	-	76	53,512	204	53,792	-
Real estate - residential
Investor	312	-	-	312	59,785	749	60,846	-
Multifamily	-	5,004	-	5,004	87,136	-	92,140	-
Owner occupied	1,403	-	-	1,403	112,972	5,249	119,624	-
Revolving and junior liens	535	162	57	754	98,734	1,379	100,867	57
Consumer	6	-	-	6	2,897	10	2,913	-
Other[1]	-	-	-	-	12,695	-	12,695	-
Total	$3,464	$5,166	$57	$8,687	$1,467,681	$11,653	$1,488,021	$57

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$57	$74	$-	$131	$227,742	$240	$228,113	$-
Leases	-	286		286	54,799	366	55,451
Real estate - commercial
Owner occupied general purpose	758	-	-	758	135,599	879	137,236	-
Owner occupied special purpose	-	-	-	-	177,755	385	178,140	-
Non-owner occupied general purpose	667	379	-	1,046	229,315	1,930	232,291	-
Non-owner occupied special purpose	-	-	-	-	118,052	1,013	119,065	-
Retail properties	-	-	-	-	53,474	1,179	54,653	-
Farm	1,353	-	-	1,353	13,509	-	14,862	-
Real estate - construction
Homebuilder	-	-	-	-	3,883	-	3,883	-
Land	-	-	-	-	3,029	-	3,029	-
Commercial speculative	-	-	-	-	22,654	74	22,728	-
All other	364	-	-	364	34,509	207	35,080	-
Real estate - residential
Investor	237	-	-	237	54,924	936	56,097	-
Multifamily	-	-		-	96,502	-	96,502
Owner occupied	274	-	-	274	116,900	6,452	123,626	-
Revolving and junior liens	225	405	-	630	99,374	1,622	101,626	-
Consumer	10	36	-	46	3,191	-	3,237	-
Other[1]	14	-	-	14	13,176	-	13,190	-
Total	$3,959	$1,180	$-	$5,139	$1,458,387	$15,283	$1,478,809	$-

1 The “Other” class includes overdrafts and net deferred costs.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

March 31, 2017		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$213,758	$18,165	$1,999	$-	$233,922
Leases	62,505	939	1,163	-	64,607
Real estate - commercial
Owner occupied general purpose	132,769	1,910	1,444	-	136,123
Owner occupied special purpose	169,561	3,086	375	-	173,022
Non-owner occupied general purpose	219,883	658	1,088	-	221,629
Non-owner occupied special purpose	117,945	-	3,716	-	121,661
Retail Properties	43,929	1,255	1,161	-	46,345
Farm	12,050	1,213	1,315	-	14,578
Real estate - construction
Homebuilder	3,226	-	-	-	3,226
Land	2,900	-	-	-	2,900
Commercial speculative	27,061	-	70	-	27,131
All other	53,411	-	381	-	53,792
Real estate - residential
Investor	59,938	-	908	-	60,846
Multifamily	87,136	5,004	-	-	92,140
Owner occupied	113,133	568	5,923	-	119,624
Revolving and junior liens	98,674	-	2,193	-	100,867
Consumer	2,902	-	11	-	2,913
Other	12,695	-	-	-	12,695
Total	$1,433,476	$32,798	$21,747	$-	$1,488,021

December 31, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$214,028	$11,558	$2,527	$-	$228,113
Leases	53,366	976	1,109		55,451
Real estate - commercial
Owner occupied general purpose	135,503	53	1,680	-	137,236
Owner occupied special purpose	172,353	5,402	385	-	178,140
Non-owner occupied general purpose	229,448	913	1,930	-	232,291
Non-owner occupied special purpose	114,293	-	4,772	-	119,065
Retail Properties	52,207	1,267	1,179	-	54,653
Farm	11,840	1,240	1,782	-	14,862
Real estate - construction
Homebuilder	3,883	-	-	-	3,883
Land	3,029	-	-	-	3,029
Commercial speculative	22,654	-	74	-	22,728
All other	34,696	-	384	-	35,080
Real estate - residential
Investor	55,001	-	1,096	-	56,097
Multifamily	96,502	-	-	-	96,502
Owner occupied	115,831	570	7,225	-	123,626
Revolving and junior liens	99,286	-	2,340	-	101,626
Consumer	3,236	-	1	-	3,237
Other	13,165	25	-	-	13,190
Total	$1,430,321	$22,004	$26,484	$-	$1,478,809

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $1.1 million and $1.8 million residential assets in the process of foreclosure as of March 31, 2017, and December 31, 2016, respectively.  The Company also had $1.3 million and $225,000 in residential real estate included in OREO as of March 31, 2017, and December 31, 2016, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loans for the March 2017 periods listed were as follows:

				Three Months Ended
	As of March 31, 2017			March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$225	$376	$-	$132	$-
Leases	484	502	-	425	-
Commercial real estate
Owner occupied general purpose	659	719	-	1,270	-
Owner occupied special purpose	375	513	-	380	-
Non-owner occupied general purpose	1,146	1,430	-	1,445	1
Non-owner occupied special purpose	-	-	-	506	-
Retail properties	1,161	1,221	-	1,170	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	70	80	-	72	-
All other	204	220	-	206	-
Residential
Investor	1,646	2,128	-	1,744	12
Multifamily	-	-	-	-	-
Owner occupied	8,581	9,894	-	9,202	39
Revolving and junior liens	2,410	2,755	-	2,447	9
Consumer	10	10	-	106	-
Total impaired loans with no recorded allowance	16,971	19,848	-	19,105	61

With an allowance recorded
Commercial	-	-	-	-	-
Leases
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	123	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Multifamily
Owner occupied	803	853	803	803	-
Revolving and junior liens	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	803	853	803	926	-
Total impaired loans	$17,774	$20,701	$803	$20,031	$61

Impaired loans by class of loans as of December 31, 2016, and for the three months ended March 31, 2016, were as follows:

				Three Months Ended
	As of December 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$240	$388	$-	$67	$-
Leases	366	371	-	-	-
Commercial real estate
Owner occupied general purpose	1,881	2,131	-	2,506	22
Owner occupied special purpose	385	518	-	823	-
Non-owner occupied general purpose	1,744	2,010	-	1,029	1
Non-owner occupied special purpose	1,013	1,649	-	-	-
Retail properties	1,179	1,235	-	-	-
Farm	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	74	81	-	82	-
All other	207	221	-	-	-
Residential
Investor	1,841	2,308	-	1,889	12
Multifamily	-	-	-	-	-
Owner occupied	9,824	11,391	-	10,440	41
Revolving and junior liens	2,484	3,018	-	2,747	2
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	21,238	25,321	-	20,219	78

With an allowance recorded
Commercial	-	-	-	238	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	246	595	246	-	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Multifamily	-	-	-	-	-
Owner occupied	803	853	803	56	-
Revolving and junior liens	-	-	-	23	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	1,049	1,448	1,049	317	-
Total impaired loans	$22,287	$26,769	$1,049	$20,536	$78

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

TDRs that were modified during the period are as follows:

	TDR Modifications
	Three Months Ended March 31, 2017
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Revolving and junior liens
HAMP[2]	1	$56	$56
Other[1]	3	188	187
Total	4	$244	$243

	TDR Modifications
	Three Months Ended March 31, 2016
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$312	$232
Real estate - residential
Owner occupied
HAMP[2]	1	$239	$239
Revolving and junior liens
HAMP[2]	3	430	403
Total	6	$981	$874

1 Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for three months ending March 31, 2017, and March 31, 2016, for loans that were restructured within the 12 month period prior to default.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three months ending March 31, 2017, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended March 31, 2017
Beginning balance	$1,629	$633	$9,547	$389	$2,692	$833	$435	$16,158
Charge-offs	1	117	274	4	195	100	-	691
Recoveries	2	-	35	18	142	75	2	274
Provision (Release)	42	87	(1,477)	575	417	(44)	400	-
Ending balance	$1,672	$603	$7,831	$978	$3,056	$764	$837	$15,741

Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$803	$-	$-	$803
Ending balance: Collectively evaluated for impairment	$1,672	$603	$7,831	$978	$2,253	$764	$837	$14,938

Loans:
Ending balance	$233,922	$64,607	$713,358	$87,049	$373,477	$2,913	$12,695	$1,488,021
Ending balance: Individually evaluated for impairment	$24	$484	$3,341	$274	$13,441	$210	$-	$17,774
Ending balance: Collectively evaluated for impairment	$233,898	$64,123	$710,017	$86,775	$360,036	$2,703	$12,695	$1,470,247

Changes in the allowance for loan losses by segment of loans based on method of impairment for March 31, 2016, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended March 31, 2016
Beginning balance	$2,041	$55	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	11	13	2	-	266	83	-	375
Recoveries	4	-	83	5	229	71	6	398
Provision (Release)	139	142	(301)	(20)	7	(103)	136	-
Ending balance	$2,173	$184	$8,793	$250	$1,664	$1,075	$2,107	$16,246

Ending balance: Individually evaluated for impairment	$68	$-	$-	$-	$-	$-	$-	$68
Ending balance: Collectively evaluated for impairment	$2,105	$184	$8,793	$250	$1,664	$1,075	$2,107	$16,178

Loans:
Ending balance	$120,460	$30,647	$598,943	$20,331	$351,849	$2,663	$13,945	$1,138,838
Ending balance: Individually evaluated for impairment	$536	$-	$4,592	$81	$14,976	$-	$-	$20,185
Ending balance: Collectively evaluated for impairment	$119,924	$30,647	$594,351	$20,250	$336,873	$2,663	$13,945	$1,118,653

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2017	2016
Balance at beginning of period	$11,916	$19,141
Property additions	3,416	382
Property improvements	-	12
Less:
Proceeds from property disposals, net of gains/losses	1,533	1,339
Period valuation adjustments	318	451
Balance at end of period	$13,481	$17,745

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$9,982	$14,127
Provision for unrealized losses	318	451
Reductions taken on sales	(641)	(179)
Balance at end of period	$9,659	$14,399

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2017	2016
Gain on sales, net	$(74)	$(42)
Provision for unrealized losses	318	451
Operating expenses	523	436
Less:
Lease revenue	58	107
Net OREO expense	$709	$738

Note 7 – Deposits

Major classifications of deposits were as follows:

	March 31, 2017	December 31, 2016
Noninterest bearing demand	$559,666	$513,688
Savings	266,007	256,159
NOW accounts	439,276	419,417
Money market accounts	286,417	275,273
Certificates of deposit of less than $100,000	222,754	228,993
Certificates of deposit of $100,000 through $250,000	105,728	110,992
Certificates of deposit of more than $250,000	57,306	62,263
Total deposits	$1,937,154	$1,866,785

Note 8 – Borrowings

The following table is a summary of borrowings as of March 31, 2017, and December 31, 2016.  Junior subordinated debentures are discussed in detail in Note 9:

	March 31, 2017	December 31, 2016
Securities sold under repurchase agreements	$34,731	$25,715
FHLBC advances[1]	85,000	70,000
Junior subordinated debentures	57,603	57,591
Senior notes	43,982	43,998
Total borrowings	$221,316	$197,304

1 Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $34.7 million at March 31, 2017, and $25.7 million at December 31, 2016.  The fair value of the pledged collateral was $42.4 million at March 31, 2017, and $43.0 million at December 31, 2016.  At March 31, 2017, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2017, the

Bank had $85.0 million advances outstanding under the FHLBC as compared to $70.0 million outstanding as of December 31, 2016. As of March 31, 2017, FHLBC stock held was valued at $3.8 million, and any potential FHLBC advances were collateralized by securities with a fair value of $91.0 million and loans with a principal balance of $173.4 million, which carried a FHLBC calculated combined collateral value of $159.6 million.  The Company had excess collateral of $38.3 million available to secure borrowings at March 31, 2017.

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

Note 9 – Junior Subordinated Debentures

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

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2017, the Company is current on the payments due on these securities.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2017,  431,500 shares remained available for issuance under the 2014 Plan.

There were no stock options granted or exercised in the first quarter of 2017 and 2016.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the three months ending March 31, 2017, is as follows:

Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	94,500	$25.82
Canceled	-	-
Expired	-	-
Exercised	-	-
Ending outstanding	94,500	$25.82	0.8

Exercisable at end of period	94,500	$25.82	0.8

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

There were 125,500 restricted awards issued under the 2014 Plan during the three months ended March 31, 2017.  There were 120,000 restricted awards issued during the three months ended March 31, 2016.   Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $335,000 in the first three months of 2017.

A summary of changes in the Company’s unvested restricted awards for the three months ending March 31, 2017, is as follows:

	March 31, 2017
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	409,000	$5.89
Granted	125,500	10.85
Vested	(35,500)	5.47
Forfeited	(1,000)	5.38
Nonvested at March 31	498,000	$7.18

Total unrecognized compensation cost of restricted awards was $2.2 million as of March 31, 2017, which is expected to be recognized over a weighted-average period of 2.41 years.  Total unrecognized compensation cost of restricted awards was $1.1 million as of March 31, 2016, which was expected to be recognized over a weighted-average period of 2.27 years.

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of March 31 (in thousands except for share data):

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Weighted-average common shares outstanding	29,560,521	29,483,429
Net income available to common stockholders	$4,572	$3,322
Basic earnings per share	$0.15	$0.11
Diluted earnings per share:
Weighted-average common shares outstanding	29,560,521	29,483,429
Dilutive effect of nonvested restricted awards[1]	378,112	322,341
Dilutive effect of stock options	2,317	-
Diluted average common shares outstanding	29,940,950	29,805,770
Net earnings available to common stockholders	$4,572	$3,322
Diluted earnings per share	$0.15	$0.11

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	900,839	977,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of March 31, 2017, and March 31, 2016, because the warrant was anti-dilutive.  Of note, the ten year warrant was issued in 2009, and was sold at auction by the Treasury in June 2013 to a third party investor.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2017, the Bank exceeded those thresholds.

At March 31, 2017, the Bank’s Tier 1 capital leverage ratio was 10.14%, a decrease of 10 basis points from December 31, 2016, but well above the 8.00% objective.  The Bank’s total capital ratio was 13.33%, a decrease of 12 basis points from December 31, 2016, but also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2017, and December 31, 2016.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2016, under the heading “Supervision and Regulation.”

At March 31, 2017, and December 31, 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$153,585	8.42%	$104,883	5.750%	N/A	N/A
Old Second Bank	227,422	12.46	104,950	5.750	$118,639	6.50%
Total capital to risk weighted assets
Consolidated	220,859	12.11	168,699	9.250	N/A	N/A
Old Second Bank	243,158	13.33	168,733	9.250	182,414	10.00
Tier 1 capital to risk weighted assets
Consolidated	197,997	10.86	132,180	7.250	N/A	N/A
Old Second Bank	227,422	12.46	132,328	7.250	146,017	8.00
Tier 1 capital to average assets
Consolidated	197,997	8.84	89,591	4.00	N/A	N/A
Old Second Bank	227,422	10.14	89,713	4.00	112,141	5.00

December 31, 2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$154,537	8.76%	$90,411	5.125%	N/A	N/A
Old Second Bank	221,153	12.53	90,456	5.125	$114,724	6.50%
Total capital to risk weighted assets
Consolidated	216,768	12.29	152,126	8.625	N/A	N/A
Old Second Bank	237,305	13.45	152,176	8.625	176,435	10.00
Tier 1 capital to risk weighted assets
Consolidated	191,987	10.88	116,904	6.625	N/A	N/A
Old Second Bank	221,153	12.53	116,930	6.625	141,199	8.00
Tier 1 capital to average assets
Consolidated	191,987	8.90	86,287	4.00	N/A	N/A
Old Second Bank	221,153	10.24	86,388	4.00	107,985	5.00

1  As of March 31, 2017, amounts are shown inclusive of a capital conservation buffer of 1.25%; as compared to December 31, 2016, of 0.625%.

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

Note 13 – Fair Value Measurements

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

There were no transfers of securities between levels for the three-month period ended March 31, 2017 or March 31, 2016.  The Company purchased states and political subdivisions securities of $9.6 million, which were deemed as Level 3 at the end of March 31, 2017.  There were no securities purchased deemed as Level 3 for the three-month period ended March 31, 2016.

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
•

Lending related commitments to fund certain residential mortgage loans, e.g., residential mortgage loans with locked interest rates to be sold in the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, as well as forward commitments for future delivery of MBS are considered derivatives.  Fair values are estimated based on observable changes in mortgage interest rates including prices for MBS from the date of the commitment and do not typically involve significant judgments by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2017, and December 31, 2016, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$38,558	$-	$38,558
States and political subdivisions	-	187,842	31,665	219,507
Corporate bonds	-	12,540	-	12,540
Collateralized mortgage obligations	-	105,480	2,844	108,324
Asset-backed securities	-	139,886	-	139,886
Collateralized loan obligations	-	92,239	-	92,239
Loans held-for-sale	-	3,933	-	3,933
Mortgage servicing rights	-	-	6,608	6,608
Other assets (Interest rate swap agreements)	-	675	-	675
Other assets (Mortgage banking derivatives)	-	287	-	287
Total	$-	$581,440	$41,117	$622,557

Liabilities:
Other liabilities (Interest rate swap agreements, including risk participation agreements)	$-	$1,520	$-	$1,520
Total	$-	$1,520	$-	$1,520

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$41,534	$-	$41,534
States and political subdivisions	-	46,477	22,226	68,703
Corporate bonds	-	10,630	-	10,630
Collateralized mortgage obligations	-	167,808	3,119	170,927
Asset-backed securities	-	138,407	-	138,407
Collateralized loan obligations	-	101,637	-	101,637
Loans held-for-sale	-	4,918	-	4,918
Mortgage servicing rights	-	-	6,489	6,489
Other assets (Interest rate swap agreements)	-	673	-	673
Other assets (Mortgage banking derivatives)	-	287	-	287
Total	$-	$512,371	$31,834	$544,205

Liabilities:
Other liabilities (Interest rate swap agreements, including risk participation agreements)	$-	$1,667	$-	$1,667
Total	$-	$1,667	$-	$1,667

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Total gains or losses
Included in earnings (or changes in net assets)	13	-	(33)
Included in other comprehensive income	16	(8)	-
Purchases, issuances, sales, and settlements
Purchases	-	9,561	-
Issuances	-	-	252
Settlements	(304)	(114)	(100)
Ending balance March 31, 2017	$2,844	$31,665	$6,608

	Three Months Ended March 31, 2016
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2016	$111	$5,847
Total gains or losses
Included in earnings (or changes in net assets)	-	(906)
Included in other comprehensive income	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-
Issuances	-	246
Settlements	-	(135)
Ending balance March 31, 2016	$111	$5,052

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2017:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,608	Discounted Cash Flow	Discount Rate	10.0-37.6%	10.2%
			Prepayment Speed	6.5-77.8%	9.4%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,489	Discounted Cash Flow	Discount Rate	10.0 -17.0%	10.2%
			Prepayment Speed	6.5-77.8%	9.6%

In addition to the above, Level 3 fair value measurement included $31.7 million for state and political subdivisions representing various local municipality securities and $2.8 million of collateralized mortgage obligations at March 31,2017.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The $111,000 on the state and political subdivisions line at March 31, 2016, under level 3 represents a security from a small, local municipality.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$-	$-
Other real estate owned, net[2]	-	-	13,481	13,481
Total	$-	$-	$13,481	$13,481

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount and a valuation allowance of $803,000, resulting in a decrease of specific allocations within the allowance for loan losses of $246,000 for the three months ending March 31, 2017.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $13.5 million, which is made up of the outstanding balance of $24.7 million, net of a valuation allowance of $9.7 million and participations of $1.6 million, at March 31, 2017.

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

The Company has estimated the fair values of these assets based primarily on Level 3 inputs.  OREO and impaired loans are generally valued using the fair value of collateral provided by third party appraisals.  These valuations include assumptions related to cash flow projections, discount rates, and recent comparable sales.  The numerical ranges of unobservable inputs for these valuation assumptions are not meaningful.

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

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$41,332	$41,332	$41,332	$-	$-
Interest bearing deposits with financial institutions	19,347	19,347	19,347	-	-
Securities available-for-sale	611,054	611,054	-	576,545	34,509
FHLBC and FRBC Stock	8,593	8,593	-	8,593	-
Loans held-for-sale	3,933	3,933	-	3,933	-
Loans, net	1,472,280	1,468,691	-	-	1,468,691
Accrued interest receivable	6,898	6,898	-	6,898	-

Financial liabilities:
Noninterest bearing deposits	$559,666	$559,666	$559,666	$-	$-
Interest bearing deposits	1,377,488	1,374,677	-	1,374,677	-
Securities sold under repurchase agreements	34,731	34,731	-	34,731	-
Other short-term borrowings	85,000	85,000	-	85,000	-
Junior subordinated debentures	57,603	55,972	32,889	23,083	-
Senior notes	43,982	46,233	-	46,233	-
Interest rate swap agreements	845	845	-	845	-
Borrowing interest payable	867	867	-	867	-
Deposit interest payable	555	555	-	555	-

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,805	$33,805	$33,805	$-	$-
Interest bearing deposits with financial institutions	13,529	13,529	13,529	-	-
Securities available-for-sale	531,838	531,838	-	506,493	25,345
FHLBC and FRBC Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	4,918	4,918	-	4,918	-
Loans, net	1,462,651	1,453,429	-	-	1,453,429
Accrued interest receivable	5,928	5,928	-	5,928	-

Financial liabilities:
Noninterest bearing deposits	$513,688	$513,688	$513,688	$-	$-
Interest bearing deposits	1,353,097	1,351,000	-	1,351,000	-
Securities sold under repurchase agreements	25,715	25,715	-	25,715	-
Other short-term borrowings	70,000	70,000	-	70,000	-
Junior subordinated debentures	57,591	55,163	32,404	22,759	-
Subordinated debenture	43,998	43,998	-	43,998	-
Interest rate swap agreements	994	994	-	994	-
Borrowing interest payable	202	202	-	202	-
Deposit interest payable	599	599	-	599	-

Note 15 – Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of March 31, 2017, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	March 31, 2017	December 31, 2016
Notional amount	$25,774	$25,774
Unrealized loss	(845)	(994)

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $6.0 million in securities available-for-sale pledged to support interest rate swap activity with two correspondent financial institutions at March 31, 2017.  The Bank had $6.2 million in securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2016.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 13 above.  At March 31, 2017, the notional amount of non-hedging interest rate swaps was $97.2 million with a weighted average maturity of 7.4 years.  At December 31, 2016, the notional amount of non-hedging interest rate swaps was $85.8 million with a weighted average maturity of 7.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of March 31, 2017, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$97,151	Other Assets	$675	Other Liabilities	$675
Interest rate lock commitments and forward contracts	30,732	Other Assets	287	N/A	-
Total			$962		$675

1 Includes unused loan commitments and interest rate lock commitments.

2 Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2016.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$85,807	Other Assets	$673	Other Liabilities	$673
Interest rate lock commitments and forward contracts	31,980	Other Assets	287	N/A	-
Total			$960		$673

1  Includes unused loan commitments and interest rate lock commitments.

2  Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2017, and December 31, 2016.

The following table is a summary of letter of credit commitments (in thousands):

	March 31, 2017			December 31, 2016
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$217	$4,007	$4,224	$137	$4,047	$4,184
Commercial standby	-	122	122	-	126	126
Performance standby	66	8,086	8,152	83	8,499	8,582
	283	12,215	12,498	220	12,672	12,892
Non-borrower:
Performance standby	95	422	517	95	524	619
Total letters of credit	$378	$12,637	$13,015	$315	$13,196	$13,511

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois, that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2017, as compared to December 31, 2016, and the results of operations for the three months ending March 31, 2017, and March 31, 2016.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2016 Form 10-K.  The results of operations for the quarter ending March 31, 2017, are not necessarily indicative of future results.

Our robust and flexible community banking franchise has experienced growth in the past year, and is positioned for further success as an enduring entity following our strong fundamental approach.  We expect to work through difficult industry and regulatory developments which make it more challenging to attain the levels of profitability and growth reflected a decade ago.  However, as we look to provide value to our customers and the communities in which we operate, moderate growth opportunities are present in our local markets.  While progress is being made, we see continued uncertainty and a widespread reluctance by individuals and businesses to invest for their growth.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals remain at low levels while strong sales efforts have driven moderate loan growth and portfolio diversity.  The Company generated increased net interest income in the three month period ended March 31, 2017, as compared to the like period ended March 31, 2016.  The Company’s noninterest income was favorably impacted by a more favorable mortgage servicing rights valuation adjustment for the quarter ended March 31, 2017, as compared to the year over year period.  Noninterest expenses were negatively impacted by certain one-time charges within salaries and employee benefits for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  In addition, the period ended March 31, 2017, reflected an increase of nine full time equivalent employees as compared to March 31, 2016, stemming from the Talmer branch acquisition in late 2016.

Results of Operations

Management has remained diligent with loan portfolio review in analyzing loan quality and deciding whether charge-offs are required.  In the first quarter of 2017 and 2016, management’s review of the loan portfolio concluded that the allowance for loan and lease losses was adequate and appropriate for estimated incurred losses at March 31, 2017; neither a loan loss reserve release nor an additional loan loss provision was deemed necessary for either quarter.

Net income before taxes of $6.7 million in the first quarter of 2017 compares to $5.2 million in the first quarter of 2016.  When compared to the first quarter of 2016, the first quarter of 2017 reflected higher levels of net interest and dividend income, as well as increased levels of noninterest income and noninterest expense.  Noninterest income in the 2017 period was favorably impacted by a reduced loss taken on the valuation of mortgage servicing rights as compared to the year over year period.  Noninterest expense increased in the first quarter of 2017 when compared to the first quarter of 2016 primarily due to certain one-time charges to salaries and employee benefits in the 2017 quarter, as well as nine additional full item equivalent employees.

Earnings for the first quarter of 2017 were $0.15 per diluted share on $4.6 million of net income as compared to $0.11 per diluted share on net income of $3.3 million for the first quarter of 2016.  Earnings growth in the 2017 period, as compared to the like 2016 period, stems from the acquisition of the Chicago branch of Talmer Bank and Trust, which was completed on October 28, 2016.  This acquisition resulted in a cash payment of $181.5 million for loans, net of purchase loan discount, of $221.0 million, deposits of $48.9 million, goodwill of $8.4 million, core deposit intangible of $659,000, and other immaterial assets and liabilities.  The acquired loan portfolio was the primary factor driving the earnings increase for the 2017 quarter.

Net Interest Income

Net interest and dividend income increased by $2.5 million from $15.2 million for the quarter ended March 31, 2016, to $17.7 million for the quarter ended March 31, 2017.  Average earning assets for the first quarter of 2017 increased $84.3 million as compared to the fourth quarter of 2016 to a total of $2.07 billion.  Total average loans, including loans held-for-sale, increased by $96.7 million in the first quarter of 2017, as compared to the last quarter of 2016.  Average earnings assets increased $171.2 million, or 9.0%, for the first quarter of 2017 as compared to the like 2016 quarter.  The significant increase in interest and dividend income of $3.7 million, or 20.7%, in the three months ended March 31, 2017, as compared to the like 2016 period, was driven by growth in the loan portfolio primarily due to the Talmer branch acquisition.  In addition, the average yield on the securities portfolio increased by 81 basis points in the year over year period due to portfolio repositioning to higher yielding tax exempt securities; the average tax exempt securities portfolio increased by $111.0 million, and earned 104 basis points more in the first quarter of 2017 as compared to the first quarter of 2016.

Quarterly average interest bearing liabilities as of March 31, 2017, increased $52.0 million, or 3.5%, and $61.2 million, or 4.1%, when compared to December 31, 2016 and March 31, 2016, respectively.  Significant deposit volume increases, due to seasonal tax refunds and commercial deposit growth, and higher rates paid on other borrowed funds and senior debt in the 2017 period resulted in the escalation of interest expense.

The net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 3.58% in the first quarter of 2017, reflecting an increase of 4 basis points from the fourth quarter of 2016, and growth of 33 basis points from the first quarter of 2016.  The average tax-equivalent yield on earning assets increased to 4.13% for the first quarter of 2017, as compared to 4.03% for the fourth quarter of 2016 and 3.70% for the first quarter of 2016.  Increases in net interest margin and yield on average earning assets for the 2017 period as compared to prior periods presented was attributable to the securities portfolio repositioning to higher yielding tax exempt holdings, as discussed above.  The cost of funds on interest bearing liabilities was 0.80% for the first quarter of 2017, 0.71% for the fourth quarter of 2016, and 0.63% for the first quarter of 2016.  The increase in the cost of funds stems from the December 2016 senior debt issuance, which was outstanding for a full quarter in 2017, as compared to the subordinated debt outstanding for the majority of 2016, which incurred a lower rate of interest expense.  In addition, the rising interest rate environment affected the rate paid on other short-term borrowings, which are FHLBC overnight advances.

Management continued to observe competitive pressure to maintain reduced interest rates on loans retained at renewal.  While the Bank prices loans to achieve certain return on equity targets, significant competition for both commercial and industrial as well as commercial real estate loans has put pressure on loan yields, and our stringent underwriting standards limit our ability to make higher-yielding loans.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$12,121	$23	0.76	$54,865	$71	0.51	$15,513	$19	0.48
Securities:
Taxable	422,124	2,963	2.81	495,687	3,318	2.68	702,949	4,211	2.40
Non-taxable (TE)	141,773	1,638	4.62	37,546	404	4.30	30,747	275	3.58
Total securities	563,897	4,601	3.26	533,233	3,722	2.79	733,696	4,486	2.45
Dividends from FHLBC and FRBC	7,614	85	4.47	7,911	82	4.15	8,518	84	3.94
Loans and loans held-for-sale[1]	1,487,226	16,655	4.48	1,390,537	16,485	4.64	1,141,897	13,110	4.54
Total interest earning assets	2,070,858	21,364	4.13	1,986,546	20,360	4.03	1,899,624	17,699	3.70
Cash and due from banks	33,585	-	-	28,928	-	-	27,813	-	-
Allowance for loan losses	(16,292)	-	-	(15,388)	-	-	(16,257)	-	-
Other noninterest bearing assets	192,836	-	-	197,072	-	-	197,257	-	-
Total assets	$2,280,987			$2,197,158			$2,108,437

Liabilities and Stockholders' Equity
NOW accounts	$426,606	$101	0.10	$405,338	$97	0.09	$380,528	$84	0.09
Money market accounts	283,619	83	0.12	274,423	76	0.11	280,338	68	0.10
Savings accounts	259,384	39	0.06	253,461	39	0.06	255,058	39	0.06
Time deposits	394,388	979	1.01	404,507	1,018	1.00	407,743	822	0.81
Interest bearing deposits	1,363,997	1,202	0.36	1,337,729	1,230	0.36	1,323,667	1,013	0.31
Securities sold under repurchase agreements	29,805	2	0.03	31,019	1	0.01	35,776	1	0.01
Other short-term borrowings	56,111	106	0.76	27,940	36	0.50	27,802	19	0.27
Junior subordinated debentures	57,597	1,084	7.53	57,585	1,083	7.52	57,549	1,084	7.53
Senior notes	43,978	673	6.12	8,155	112	5.49	-	-	-
Subordinated debt	-	-	-	36,685	222	2.37	45,000	239	2.10
Notes payable and other borrowings	-	-	-	408	2	1.92	500	2	1.58
Total interest bearing liabilities	1,551,488	3,067	0.80	1,499,521	2,686	0.71	1,490,294	2,358	0.63
Noninterest bearing deposits	525,454	-	-	510,161	-	-	450,150	-	-
Other liabilities	25,061	-	-	12,609	-	-	11,033	-	-
Stockholders' equity	178,984	-	-	174,867	-	-	156,960	-	-
Total liabilities and stockholders' equity	$2,280,987			$2,197,158			$2,108,437
Net interest income (TE)		$18,297			$17,674			$15,341
Net interest income (TE)
to total earning assets			3.58			3.54			3.25
Interest bearing liabilities to earning assets	74.92%			75.48%			78.45%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $513,000, $731,000 and $542,000 for the first quarter of 2017, the fourth quarter of 2016 and the first quarter of 2016, respectively.  Nonaccrual loans are included in the above-stated average balances.

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month periods ended March 31, 2017, December 31, 2016, and March 31, 2016.

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Net Interest Margin
Interest income (GAAP)	$20,769	$20,196	$17,579
Taxable-equivalent adjustment:
Loans	22	23	24
Securities	573	141	96
Interest income (TE)	21,364	20,360	17,699
Interest expense (GAAP)	3,067	2,686	2,358
Net interest income (TE)	$18,297	$17,674	$15,341
Net interest income (GAAP)	$17,702	$17,510	$15,221
Average interest earning assets	$2,070,858	$1,986,546	$1,899,624
Net interest margin (GAAP)	3.47%	3.51%	3.22%
Net interest margin (TE)	3.58%	3.54%	3.25%

Asset Quality

The Company did not record a loan loss reserve release or additional provision expense in the first quarter of 2017.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans decreased by $3.5 million at March 31, 2017, from $16.0 million at December 31, 2016.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.8% as of March 31, 2017, from 1.1% as of December 31, 2016, and 1.2% as of March 31, 2016.  The distribution of the Company’s nonperforming loans is included in the following table.

				March 31, 2017
	Nonperforming Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Real estate-construction	$274	$281	$81	(2.5)	238.3
Real estate-residential:
Investor	749	936	945	(20.0)	(20.7)
Owner occupied	5,349	6,552	6,112	(18.4)	(12.5)
Revolving and junior liens	2,150	2,240	2,607	(4.0)	(17.5)
Real estate-commercial, nonfarm	3,283	5,386	3,700	(39.0)	(11.3)
Real estate-commercial, farm	-	-	-	N/M	N/M
Commercial	225	240	536	(6.3)	(58.0)
Leases	484	366	-	32.2	N/M
Other	10	-	60	N/M	(83.3)
Total nonperforming loans	$12,524	$16,001	$14,041	(21.7)	(10.8)

N/M - Not Meaningful

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan charge-offs, net of recoveries	Three Months Ended
(in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2017	Total	2016	Total	2016	Total
Real estate-construction
Homebuilder	$(17)	(4.1)	$(5)	1.2	$(4)	17.4
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	3	0.7	(6)	1.4	(1)	4.3
Total real estate-construction	(14)	(3.4)	(11)	2.6	(5)	21.7
Real estate-residential
Investor	(1)	(0.2)	106	(24.9)	(3)	13.0
Multifamily	(9)	(2.2)	(15)	3.5	(3)	13.0
Owner occupied	(2)	(0.5)	(58)	13.6	(23)	100.0
Revolving and junior liens	65	15.5	(231)	54.4	66	(287.0)
Total real estate-residential	53	12.6	(198)	46.6	37	(161.0)
Real estate-commercial, nonfarm
Owner general purpose	-	-	(1)	0.2	(58)	252.2
Owner special purpose	(5)	(1.2)	(5)	1.2	(4)	17.4
Non-owner general purpose	250	60.0	56	(13.2)	(19)	82.6
Non-owner special purpose	(6)	(1.4)	-	-	-	-
Retail properties	-	-	(286)	67.3	-	-
Total real estate-commercial, nonfarm	239	57.4	(236)	55.5	(81)	352.2
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	(1)	(0.2)	(10)	2.40	7	(30.4)
Leases	117	28.1	5	(1.20)	13	(56.5)
Consumer	25	6.0	25	(5.90)	12	(52.2)
Other	(2)	(0.5)	-	-	(6)	26.2
Net charge-offs / (recoveries)	$417	100.0	$(425)	100.0	$(23)	100.0

Net charge-offs for the first quarter of 2017 reflected continuing management attention to credit quality.  Gross charge-offs for the quarter ending March 31, 2017, were $691,000 compared to $375,000 for the quarter ending March 31, 2016.  Gross recoveries for the quarter ending March 31, 2017, were $274,000 compared to $398,000 for the quarter ending March 31, 2016.  In comparison to the linked quarter, the first quarter of 2017 continued to reflect conservative loan valuations and aggressive recovery efforts on prior charge-offs.

				March 31, 2017
	Classified Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Real estate-construction	$451	$458	$261	(1.5)	72.8
Real estate-residential:
Investor	908	1,096	1,109	(17.2)	(18.1)
Multifamily	-	-	-
Owner occupied	5,923	7,225	6,755	(18.0)	(12.3)
Revolving and junior liens	2,193	2,340	2,959	(6.3)	(25.9)
Real estate-commercial, nonfarm	7,784	9,946	10,978	(21.7)	(29.1)
Real estate-commercial, farm	1,315	1,782	-	(26.2)	N/M
Commercial	1,999	2,527	582	(20.9)	243.5
Leases	1,163	1,109	1,792	4.9	(35.1)
Consumer	11	1	1	N/M	N/M
Other	-	-	-	-	-
Total classified loans	$21,747	$26,484	$24,437	(17.9)	(11.0)

N/M - Not Meaningful

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Loans classified as substandard are inadequately protected by either the current net worth and ability to meet payment obligations of the obligor, or by the collateral pledged to secure the loan, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and carry the distinct possibility that the Company will sustain some loss if deficiencies remain uncorrected.

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality.  This ratio ended at 14.5% for the quarter ended March 31, 2017.

Allowance for Loan Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016

Allowance at beginning of period	$16,158	$14,983	$16,223
Charge-offs:
Commercial	1	-	11
Leases	117	10	13
Real estate - commercial	274	149	2
Real estate - construction	4	14	-
Real estate - residential	195	415	266
Consumer	100	94	83
Other	-	-	-
Total charge-offs	691	682	375
Recoveries:
Commercial	2	10	4
Leases	-	5	-
Real estate - commercial	35	385	83
Real estate - construction	18	25	5
Real estate - residential	142	613	229
Consumer	75	69	71
Other	2	-	6
Total recoveries	274	1,107	398
Net charge-offs / (recoveries)	417	(425)	(23)
Loan loss reserve provision	-	750	-
Allowance at end of period	$15,741	$16,158	$16,246

Average total loans (exclusive of loans held-for-sale)	1,484,556	1,386,487	1,138,985
Net charge-offs / (recoveries) to average loans	0.03%	(0.03)%	(0.00)%
Allowance at period end to average loans	1.06%	1.17%	1.43%

Ending balance: Individually evaluated for impairment	$803	$1,049	$68
Ending balance: Collectively evaluated for impairment	$14,938	$15,109	$16,178

The coverage ratio of the allowance for loan losses to nonperforming loans was 125.7% as of March 31, 2017, which was greater than the coverage of 101.0% as of December 31, 2016, and 115.7% as of March 31, 2016.  When measured as a percentage of period end loans as of March 31, 2017, total allowance for loan and lease losses dropped to 1.06% of total loans from 1.09% as of December 31, 2016, and decreased from 1.43% of total loans at March 31, 2016.  The total allowance for loan and lease losses as a percent of total period end loans was 1.21% as of March 31, 2017, excluding the loans acquired from the Talmer branch acquisition, which are effectively “reserved” for potential future losses in the remaining $1.1 million credit mark component of the purchase accounting discount recorded.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at March 31, 2017, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

Other Real Estate Owned

OREO at March 31, 2017, ended at $13.5 million.  This compares to $11.9 million at December 31, 2016 and $17.7 million at March 31, 2016.  New additions to the OREO portfolio of $3.4 million in the first quarter of 2017 were modest.  Valuation writedowns continued with an expense of $318,000 in the first quarter of 2017, compared to $265,000 in the fourth quarter of 2016 and $451,000 in the first quarter of 2016.  One property transferred into OREO in the fourth quarter of 2016 was the Bank’s Maple Park, Illinois, branch; this property remains in OREO as of March 31, 2017, and is actively being marketed, as the branch closed on February 24, 2017.

				March 31, 2017
	Three Months Ended			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Beginning balance	$11,916	$14,144	$19,141	(15.8)	(37.7)
Property additions	3,416	562	382	507.8	794.2
Property improvements	-	-	12	N/M	N/M
Less:
Property disposals	1,533	2,525	1,339	(39.3)	14.5
Period valuation adjustments	318	265	451	20.0	(29.5)
Total other real estate owned	$13,481	$11,916	$17,745	13.1	(24.0)

N/M - Not Meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $6.0 million, or approximately 44.8% of total OREO at March 31, 2017, have been in OREO for five years or more.  The appropriate annual or bi-annual regulatory approval has been obtained for any OREO properties held in excess of five years,

OREO Properties by Type

(in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$1,328	10%	$225	2%	$2,292	13%
Lots (single family and commercial)	6,687	49%	7,322	61%	9,907	56%
Vacant land	636	5%	636	5%	2,104	12%
Multi-family	94	1%	264	2%	284	1%
Commercial property	4,736	35%	3,469	30%	3,158	18%
Total OREO properties	$13,481	100%	$11,916	100%	$17,745	100%

Noninterest Income

				1st Quarter 2017
	Three Months Ended			Percent Change From
(dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Trust income	$1,458	$1,396	$1,369	4.4	6.5
Service charges on deposits	1,618	1,723	1,559	(6.1)	3.8
Residential mortgage banking revenue	1,625	3,001	785	(45.9)	107.0
Securities loss, net	(136)	(193)	(61)	29.5	(123.0)
Increase in cash surrender value of BOLI	359	296	285	21.3	26.0
Debit card interchange income	975	1,018	947	(4.2)	3.0
Loss on disposal and transfer of fixed assets	(2)	-	(1)	N/M	N/M
Other income	1,131	1,187	1,392	(4.7)	(18.8)
Total noninterest income	$7,028	$8,428	$6,275	(16.6)	12.0

N/M - Not Meaningful

Of the noninterest income categories, residential mortgage banking income experienced the largest fluctuations on both a linked quarter and year over year basis, as shown above, primarily due to the variability of mortgage servicing rights (“MSR”) valuations stemming from a rising interest rate environment in late 2016 and the first quarter of 2017.  MSR valuation losses of $133,000 were recorded in the first quarter of 2017, as compared to MSR gains of $1.0 million in the fourth quarter of 2016, and MSR losses of $1.0 million in the first quarter of 2016.  The cash surrender value of BOLI increased as a result of increased interest rates and investment value growth over all periods presented.  Finally in the first quarter of 2016, a recovery of $292,000 was received from the Small Business Administration for an OREO property disposed of in a prior year.  Excluding these items, the three quarters presented have minimal variation.

Noninterest Expense

				1st Quarter 2017
	Three Months Ended			Percent Change From
(dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Salaries	$8,057	$7,718	$6,901	4.4	16.8
Bonus	465	339	676	37.2	(31.2)
Benefits and other	2,051	1,323	1,449	55.0	41.5
Total salaries and employee benefits	10,573	9,380	9,026	12.7	17.1
Occupancy, furniture and equipment expense	1,566	1,636	1,581	(4.3)	(0.9)
Computer and data processing	1,090	1,256	925	(13.2)	17.8
FDIC insurance	148	72	203	105.6	(27.1)
General bank insurance	270	270	298	N/M	(9.4)
Amortization of core deposit intangible asset	25	16	-	56.3	N/M
Advertising expense	386	421	347	(8.3)	11.2
Debit card interchange expense	349	269	203	29.7	71.9
Legal fees	104	206	161	(49.5)	(35.4)
Other real estate owned expense, net	709	700	738	1.3	(3.9)
Other expense	2,834	2,989	2,782	(5.2)	1.9
Total noninterest expense	$18,054	$17,215	$16,264	4.9	11.0
Efficiency ratio (defined below)	67.51%	61.78%	71.12%

N/M - Not Meaningful

The efficiency ratio shown in the table above is calculated as noninterest expense excluding OREO expenses divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI.

First quarter 2017 noninterest expense increased $839,000 from the fourth quarter of 2016, and increased $1.8 million from the first quarter of 2016.  These increases are due to certain one-time salaries and employee benefits expenses recorded in the 2017 quarter.  These expenses include $298,000 for an executive salary continuation agreement upon retirement, $276,000 related to a deferred loan costs adjustment, and $440,000 related to higher than anticipated employee health insurance premium accruals.  Also, the addition of nine full time equivalent employees in the first quarter of 2017 as compared to the like 2016 period due to the Talmer branch acquisition in late 2016 increased noninterest expense.

Debit card interchange expense also contributed to the growth in noninterest expense in the first quarter of 2017 as compared to prior periods as the fourth quarter of 2016 reflected a one-time $86,000 expense rebate and the first quarter of 2016 reflected a prior contract in place with a lower rate structure.  The first quarter of 2017 reflects a more normalized expense for debit card interchange.  Other expenses have minimal variations, as continued efficiencies with operational processes have contributed to maintaining the majority of noninterest expense components with minimal variation.

Income Taxes

The Company recorded a tax expense of $2.1 million on $6.7 million pre-tax income for the first quarter of 2017.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through March 31, 2017.  The Company has no valuation reserve on the deferred tax assets as of March 31, 2017.

Financial Condition

Total assets increased $102.1 million for the quarter, from $2.25 billion as of December 31, 2016, to $2.35 billion at March 31, 2017, due primarily to securities growth, and to a lesser extent, cash on hand and loan growth.  Total securities increased $79.2 million, which were funded by significant deposit growth and FHLBC advances.  Cash and cash equivalents increased $13.3 million, or 28.2%, while loans increased by $9.2 million, or 0.6%, when compared to December 31, 2016.

Securities

				March 31, 2017
(in thousands)	Securities Portfolio as of			Percent Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Securities available-for-sale, at fair value
U.S. Treasury	$-	$-	$1,503	N/M	N/M
U.S. government agencies	-	-	1,539	N/M	N/M
U.S. government agency mortgage-backed	38,558	41,534	2,079	(7.2)	1,754.6
States and political subdivisions	219,507	68,703	40,950	219.5	436.0
Corporate bonds	12,540	10,630	30,089	18.0	(58.3)
Collateralized mortgage obligations	108,324	170,927	67,312	(36.6)	60.9
Asset-backed securities	139,886	138,407	252,645	1.1	(44.6)
Collateralized loan obligations	92,239	101,637	104,795	(9.2)	(12.0)
Total securities available-for-sale	611,054	531,838	500,912	14.9	22.0
Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	-	-	36,470	N/M	N/M
Collateralized mortgage obligations	-	-	209,482	N/M	N/M
Total securities held-to-maturity	-	-	245,952	N/M	N/M

Total securities	$611,054	$531,838	$746,864	14.9	(18.2)

N/M - Not Meaningful

The securities portfolio ended the first quarter of 2017 at $611.1 million, an increase of $79.2 million from $531.8 million at December 31, 2016, but less than the March 31, 2016 total by $135.8 million.  The total securities held-to-maturity portfolio was reclassified to available-for-sale in the second quarter of 2016, to allow for portfolio restructuring and to fund loan growth.  Available-for-sale purchases during the first quarter of 2017 and year over year periods were primarily tax exempt states and political subdivisions securities, such as revenue bonds and tax anticipation warrants.  This portfolio repositioning was performed to enhance overall asset yield due to the rising interest rate environment.  During the first quarter of 2017 security sales resulted in net realized losses of $136,000, as compared to net losses of $193,000 for the fourth quarter of 2016 and net losses of $61,000 for the first quarter of 2016.

Loans

Total loans were $1.49 billion as of March 31, 2017, an increase of $9.2 million from the total as of December 31, 2016, which was driven by modest growth in the commercial, real estate-construction and lease financing receivables portfolios.  Loan portfolio repositioning continued to drive reductions in real estate concentrations, and to grow commercial and lease financing to diversify the portfolio.  Total loans increased $349.2 million from March 31, 2016, primarily due to the Talmer branch acquisition of $221.0 million in loans in late 2016.

				March 31, 2017
	Major Classification of Loans as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Commercial	$233,922	$228,113	$120,442	2.5	94.2
Real estate - commercial	713,358	736,247	598,943	(3.1)	19.1
Real estate - construction	87,049	64,720	20,331	34.5	328.2
Real estate - residential	373,477	377,851	351,849	(1.2)	6.1
Consumer	2,913	3,237	2,663	(10.0)	9.4
Overdraft	190	436	383	(56.4)	(50.4)
Lease financing receivables	64,607	55,451	30,665	16.5	110.7
Other	11,645	11,537	12,488	0.9	(6.8)
	1,487,161	1,477,592	1,137,764	0.6	30.7
Net deferred loan costs	860	1,217	1,074	(29.3)	(19.9)
Total loans	$1,488,021	$1,478,809	$1,138,838	0.6	30.7

The quality of the loan portfolio is impacted by not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been the subject of extensive discussion on state, national and international levels.  The uneven and occasionally adverse economic conditions continue to affect the Midwest region in particular and financial markets generally.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 78.9% of the portfolio as of March 31, 2017, compared to 79.7% of the portfolio as of December 31, 2016.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Deposits and Borrowings

				March 31, 2017
	Deposit Detail as of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016
Noninterest bearing demand	$559,666	$513,688	$461,764	9.0	21.2
Savings	266,007	256,159	260,988	3.8	1.9
NOW accounts	439,276	419,417	389,029	4.7	12.9
Money market accounts	286,417	275,273	279,725	4.0	2.4
Certificates of deposit of less than $100,000	222,754	228,993	233,824	(2.7)	(4.7)
Certificates of deposit of $100,000 through $250,000	105,728	110,992	110,510	(4.7)	(4.3)
Certificates of deposit of more than $250,000	57,306	62,263	60,854	(8.0)	(5.8)
Total deposits	$1,937,154	$1,866,785	$1,796,694	3.8	7.8

Total deposits were $1.94 billion on March 31, 2017, which reflects a $70.4 million increase from total deposits of $1.87 billion as of December 31, 2016, and $1.80 billion as of March 31, 2016.  Total noninterest bearing demand and NOW accounts experienced increases of $65.8 million, or 7.1%, in volumes for the first three months of 2017, while certificates of deposit reflected a decrease of $16.5 million, or 4.1%, for the same period.  Growth in deposits in the first quarter of 2017 was attributed to seasonal tax refunds, as well as strong commercial demand deposit growth stemming from seasonal and operational funds increases.

In addition to deposits, the Bank obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $34.7 million at March 31, 2017, an increase from $25.7 million at December 31, 2016.  The Bank also recorded an advance of $85.0 million from Federal Home Loan Bank of Chicago at March 31, 2017, as compared to $70.0 million at December 31, 2016.

The Company is indebted on senior notes totaling $44.0 million, net of deferred issuance costs, which were issued in the fourth quarter of 2016.  These notes mature in December 2026, and include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.6 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.

Capital

As of March 31, 2017, total stockholders’ equity was $182.3 million, which was an increase of $7.1 million from $175.2 million as of December 31, 2016.  This increase is directly attributable to three months of increased net income and reduced accumulated other comprehensive net loss, offset slightly by $296,000 of dividends paid to common shareholders in 2017.

In 2015, the Company redeemed all outstanding shares of the Company’s Series B preferred stock; as of September 30, 2015, no shares of the Series B Stock remained outstanding.    After this redemption, the Company’s total stockholders’ equity continues to include $4.8 million to reflect the value of a ten year warrant to purchase shares of its common stock, with an exercise price of $13.43 per share, issued in January 2009 as part of the original Series B issuance.  A discussion of the 2009 issuance, including this warrant, is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended December 31, 2016, under the heading “Capital”.

The Company’s non-GAAP tangible common equity to tangible assets ratio was 7.40% at March 31, 2017, compared to 7.39% at March 31, 2016.

	(unaudited)
	As of March 31,	As of December 31,	As of March 31,
(In thousands)	2017	2016	2016

Tier 1 capital
Total equity	$182,317	$175,210	$156,749
Tier 1 adjustments:
Trust preferred securities allowed	49,499	47,997	45,142
Cumulative other comprehensive loss	6,128	8,762	15,330
Disallowed intangible assets	(8,869)	(8,761)	-
Disallowed deferred tax assets	(31,078)	(31,220)	(36,652)
Tier 1 capital	$197,997	$191,988	$180,569

Tangible common equity
Total Equity	$182,317	$175,210	$156,749
Less: Intangible assets	8,869	8,761	-
Tangible common equity	$173,448	$166,449	$156,749

Tangible assets
Total assets	$2,353,133	$2,251,188	$2,121,295
Less: Goodwill and intangible assets	8,869	8,761	-
Tangible assets	$2,344,264	$2,242,427	$2,121,295

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

Net cash inflows from operating activities were $6.7 million during the first three months of 2017, compared with net cash inflows of $3.1 million in the same period in 2016.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first three months of 2017 and outflows in the same period in 2016.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first three months of 2017 and 2016.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $87.2 million in the first three months of 2017, compared to net cash outflows of $49.2 million in the same period in 2016.  In the first three months of 2017, securities transactions accounted for net outflows of $75.9 million, and net principal disbursed on loans accounted for net outflows of $12.7 million.  In the first three months of 2016, securities transactions accounted for net outflows of $44.9 million, and net principal disbursed on loans accounted for net outflows of $5.5 million.  Proceeds from sales of OREO accounted for $1.6 million and $1.4 million in investing cash inflows for the first three months of 2017 and 2016, respectively.

Net cash inflows from financing activities in the first three months of 2017 were $93.9 million, compared with net cash inflows of $42.4 million in the first three months of 2016.  Net deposit inflows in the first three months of 2017 were $70.4 million compared to net deposit inflows of $37.6 million in the first three months of 2016.  Other short-term borrowings had net cash inflows related to FHLBC advances of $15.0 million in the first three months of 2017 and inflows of $5.0 million in the first three months of 2016.  Changes in securities sold under repurchase agreements accounted for $9.0 million in net inflows and $218,000 in net outflows in the first three months of 2017 and 2016, respectively.

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

In March 2017, the Federal Reserve raised short-term interest rates by 0.25%.  Although a great deal of domestic and international economic uncertainty remains, there is general market expectation that the Federal Reserve may move short-term interest rates higher in the latter half of 2017.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials have indicated they may end reinvestment in their securities portfolio sometime in 2017, which could result in increases in long-term rates.  The Company manages interest rate risk within guidelines established by a policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures estimated at March 31, 2017, and December 31, 2016, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which include interest rate swap derivatives as discussed in Note 15 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 2.0% or more, a situation that continues to date.  As of December 31, 2016, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios as of March 2017 were only slightly changed compared to December 2016, despite significant changes in the investment portfolio.  A sizable amount of fixed-rate collateralized mortgage obligations were sold during the first quarter of 2017 and a larger block of fixed-rate securities issued by state and political subdivisions was purchased, resulting in a significant increase in the size of the securities portfolio and the assets of the Company.  However, the impact of that growth on the Company’s rate-risk profile was predominantly offset by growth in non-maturity deposits during the quarter.  Management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal funds rates and the Bank’s prime rate rose 0.25% in March of 2017, to 1.00% and 4.00%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5% and 1%, and an increase of 2% assuming no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity

	Immediate Changes in Rates
	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2017
Dollar change	$(5,056)	$(2,424)	$1,264	$2,572	$5,000
Percent change	(7.1)%	(3.4)%	1.8%	3.6%	7.0%

December 31, 2016
Dollar change	$(4,404)	$(2,141)	$1,145	$2,406	$4,866
Percent change	(6.6)%	(3.2)%	1.7%	3.6%	7.3%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2016.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1

Retirement Agreement and Release by and between Old Second Bancorp, Inc. and J. Douglas Cheatham, effective March 15, 2017 (filed as Exhibit 10.1 to the Company’s 8-K filed on March 17, 2017 and incorporated herein by reference)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
President and Chief Executive Officer
(principal executive officer)

	BY:	/s/ Bradley S. Adams
Bradley S. Adams
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

DATE: May 8, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1

Retirement Agreement and Release by and between Old Second Bancorp, Inc. and J. Douglas Cheatham, effective March 15, 2017 (filed as Exhibit 10.1 to the Company’s 8-K filed on March 17, 2017 and incorporated herein by reference).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.