Form 10-Q
period 2017-06-30
OLD SECOND BANCORP INC
filed 2017-08-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐        No ☒

As of August 4, 2017, the Registrant had 29,627,086 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$32,614	$33,805
Interest bearing deposits with financial institutions	18,483	13,529
Cash and cash equivalents	51,097	47,334
Securities available-for-sale, at fair value	568,227	531,838
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	8,593	7,918
Loans held-for-sale	5,440	4,918
Loans	1,539,647	1,478,809
Less: allowance for loan losses	15,836	16,158
Net loans	1,523,811	1,462,651
Premises and equipment, net	38,061	38,977
Other real estate owned	11,724	11,916
Mortgage servicing rights, net	6,528	6,489
Goodwill and core deposit intangible	8,968	9,018
Bank-owned life insurance ("BOLI")	61,041	60,332
Deferred tax assets, net	45,356	53,464
Other assets	14,595	16,333
Total assets	$2,343,441	$2,251,188

Liabilities
Deposits:
Noninterest bearing demand	$546,463	$513,688
Interest bearing:
Savings, NOW, and money market	971,715	950,849
Time	391,967	402,248
Total deposits	1,910,145	1,866,785
Securities sold under repurchase agreements	36,361	25,715
Other short-term borrowings	75,000	70,000
Junior subordinated debentures	57,615	57,591
Senior notes	44,008	43,998
Other liabilities	29,182	11,889
Total liabilities	2,152,311	2,075,978

Stockholders’ Equity
Common stock	34,626	34,534
Additional paid-in capital	117,186	116,653
Retained earnings	138,442	129,005
Accumulated other comprehensive loss	(2,668)	(8,762)
Treasury stock	(96,456)	(96,220)
Total stockholders’ equity	191,130	175,210
Total liabilities and stockholders’ equity	$2,343,441	$2,251,188

	June 30, 2017	December 31, 2016
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,625,734	34,534,234
Shares outstanding	29,627,086	29,556,216
Treasury shares	4,998,648	4,978,018

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$17,385	$13,039	$33,994	$26,097
Loans held-for-sale	37	39	61	67
Securities:
Taxable	2,607	4,382	5,570	8,593
Tax exempt	1,975	220	3,040	399
Dividends from FHLBC and FRBC stock	92	84	177	168
Interest bearing deposits with financial institutions	31	15	54	34
Total interest and dividend income	22,127	17,779	42,896	35,358
Interest expense
Savings, NOW, and money market deposits	233	193	456	384
Time deposits	1,025	869	2,004	1,691
Other short-term borrowings	150	26	258	46
Junior subordinated debentures	1,059	1,083	2,143	2,167
Senior notes	672	-	1,345	-
Subordinated debt	-	243	-	482
Notes payable and other borrowings	-	2	-	4
Total interest expense	3,139	2,416	6,206	4,774
Net interest and dividend income	18,988	15,363	36,690	30,584
Provision for loan losses	750	-	750	-
Net interest and dividend income after provision for loan losses	18,238	15,363	35,940	30,584
Noninterest income
Trust income	1,638	1,502	3,096	2,871
Service charges on deposits	1,615	1,646	3,233	3,205
Secondary mortgage fees	223	280	399	473
Mortgage servicing rights mark to market loss	(429)	(733)	(562)	(1,774)
Mortgage servicing income	444	422	879	843
Net gain on sales of mortgage loans	1,473	1,642	2,620	2,854
Securities loss, net	(131)	-	(267)	(61)
Increase in cash surrender value of BOLI	350	319	709	604
Debit card interchange income	1,081	1,049	2,056	1,996
Gain (loss) on disposal and transfer of fixed assets, net	12	-	10	(1)
Other income	1,041	1,150	2,172	2,542
Total noninterest income	7,317	7,277	14,345	13,552
Noninterest expense
Salaries and employee benefits	10,545	8,814	21,118	17,840
Occupancy, furniture and equipment	1,462	1,346	3,028	2,927
Computer and data processing	1,112	1,063	2,202	1,988
FDIC insurance	165	362	313	565
General bank insurance	264	272	534	570
Amortization of core deposit intangible	25	-	50	-
Advertising expense	452	435	838	782
Debit card interchange expense	399	620	748	823
Legal fees	184	191	288	352
Other real estate expense, net	539	879	1,248	1,617
Other expense	2,839	2,718	5,673	5,500
Total noninterest expense	17,986	16,700	36,040	32,964
Income before income taxes	7,569	5,940	14,245	11,172
Provision for income taxes	2,112	2,095	4,216	4,005
Net income	$5,457	$3,845	$10,029	$7,167

Basic earnings per share	$0.19	$0.13	$0.34	$0.24
Diluted earnings per share	0.18	0.13	0.33	0.24

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$5,457	$3,845	$10,029	$7,167

Unrealized holding gains on available-for-sale securities arising during the period	6,269	8,076	10,347	5,767
Related tax expense	(2,520)	(3,233)	(4,134)	(2,308)
Holding gains after tax on available-for-sale securities	3,749	4,843	6,213	3,459

Less: Reclassification adjustment for the net (losses) gains realized during the period
Net realized losses	(131)	-	(267)	(61)
Income tax benefit on net realized losses	52	-	106	25
Net realized losses after tax	(79)	-	(161)	(36)
Other comprehensive income on available-for-sale securities	3,828	4,843	6,374	3,495

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	-	5,715	-	5,939
Related tax expense	-	(2,354)	-	(2,446)
Other comprehensive income on held-to-maturity securities	-	3,361	-	3,493

Changes in fair value of derivatives used for cashflow hedges	(613)	(1,597)	(464)	(4,024)
Related tax benefit	245	640	184	1,612
Other comprehensive loss on cashflow hedges	(368)	(957)	(280)	(2,412)

Total other comprehensive income	3,460	7,247	6,094	4,576
Total comprehensive income	$8,917	$11,092	$16,123	$11,743

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$10,029	$7,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of leasehold improvements	1,193	1,097
Change in fair value of mortgage servicing rights	562	1,774
Loan loss reserve	750	-
Provision for deferred tax expense	4,052	3,717
Originations of loans held-for-sale	(75,079)	(83,698)
Proceeds from sales of loans held-for-sale	76,649	83,324
Net gain on sales of mortgage loans	(2,620)	(2,854)
Net discount accretion of purchase accounting adjustment on loans	(850)	-
Change in current income taxes (payable) receivable	(66)	259
Increase in cash surrender value of BOLI	(709)	(604)
Change in accrued interest receivable and other assets	1,665	(3,152)
Change in accrued interest payable and other liabilities	16,895	(185)
Net premium amortization/discount (accretion) on securities	293	(385)
Securities losses, net	267	61
Amortization of core deposit	50	-
Amortization of junior subordinated debentures issuance costs	24	24
Amortization of senior notes issuance costs	52	-
Stock based compensation	625	325
Net gain on sale of other real estate owned	(178)	(67)
Provision for other real estate owned losses	710	940
Net (gain) loss on disposal of fixed assets	(11)	1
Loss on transfer of premises to other real estate owned	1	-
Net cash provided by operating activities	34,304	7,744
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	78,564	25,687
Proceeds from sales of securities available-for-sale	100,856	44,993
Purchases of securities available-for-sale	(205,755)	(122,700)
Proceeds from maturities and calls including pay down of securities held-to-maturity	-	3,372
Net proceeds from (purchases) sales of FHLBC stock	(675)	600
Net change in loans	(64,585)	(28,805)
Improvements in other real estate owned	-	(12)
Proceeds from sales of other real estate owned	3,280	2,996
Proceeds from disposition of premises and equipment	13	-
Net purchases of premises and equipment	(375)	(439)
Net cash used in investing activities	(88,677)	(74,308)
Cash flows from financing activities
Net change in deposits	43,360	23,039
Net change in securities sold under repurchase agreements	10,646	9,068
Net change in other short-term borrowings	5,000	35,000
Payment of senior note issuance costs	(42)	-
Dividends paid on common stock	(592)	(296)
Purchase of treasury stock	(236)	(254)
Net cash provided by financing activities	58,136	66,557
Net change in cash and cash equivalents	3,763	(7)
Cash and cash equivalents at beginning of period	47,334	40,338
Cash and cash equivalents at end of period	$51,097	$40,331

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(unaudited)
	Six Months Ended June 30,
Supplemental cash flow information	2017	2016
Income taxes paid, net	$230	$100
Interest paid for deposits	2,448	2,053
Interest paid for borrowings	3,787	2,665
Non-cash transfer of loans to other real estate owned	3,525	968
Non-cash transfer of premises to other real estate owned	95	-
Non-cash transfer of securities held-to-maturity to securities available-for-sale	-	244,823

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2015	$34,427	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income			7,167			7,167
Other comprehensive gain, net of tax				4,576		4,576
Dividends declared and paid			(296)			(296)
Vesting of restricted stock	106	(106)				-
Tax effect from vesting of restricted stock		174				174
Stock based compensation		325				325
Purchase of treasury stock					(254)	(254)
Balance, June 30, 2016	$34,533	$116,311	$121,080	$(8,083)	$(96,220)	$167,621

Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			10,029			10,029
Other comprehensive gain, net of tax				6,094		6,094
Dividends declared and paid			(592)			(592)
Vesting of restricted stock	92	(92)				-
Stock based compensation		625				625
Purchase of treasury stock					(236)	(236)
Balance, June 30, 2017	$34,626	$117,186	$138,442	$(2,668)	$(96,456)	$191,130

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2016.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standards update defers the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 will be effective for annual reporting periods beginning after December 15, 2017.  The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application is not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.  The Company is assessing the impact of ASU 2014-09 and other related ASUs as noted above on its accounting and disclosures within noninterest income, as any interest income impact was not included in the scope of this final ASU pronouncement.  Adoption of this ASU is expected to affect the methodology used to record certain recurring revenue streams within trust and asset management fees, but this impact is not anticipated to be significant to the Company’s financial statements.  The Company will adopt ASU 2015-14 and related issuances on January 1, 2018, with a cumulative effect adjustment to opening retained earnings, if an adjustment is deemed to be material.

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

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and is in the process of accumulating data and evaluating model options to support future risk assessments.

In March 2017, the FASB issued ASU No. 2017-08 “Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).”  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium will now be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures, as this pronouncement will reduce net interest income over the period until the security’s call date, as compared to a net interest income reduction for all remaining premium as of the date of call if earlier than the date of maturity.  As the Company has a significant unamortized premium on tax exempt debt securities, management has determined that early adoption will be implemented under a modified retrospective basis.  Adoption of ASU 2017-08 is expected to reduce the net interest margin by approximately 10 basis points a quarter going forward as the premium amortization recorded will increase over current levels.

Subsequent Events

On July 18, 2017, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on August 7, 2017, to stockholders of record as of July 28, 2017; dividends of $296,000 were paid to stockholders on August 7, 2017.

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $3.8 million at June 30, 2017, and $3.1 million at December 31, 2016, and is necessary to maintain access to FHLBC advances, which are utilized as a component to meet the Bank’s daily funding needs.  FRBC stock was recorded at $4.8 million at June 30, 2017, and December 31, 2016.

The following table summarizes the amortized cost and fair value of the securities portfolio at June 30, 2017, and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	$21,039	$6	$(199)	$20,846
States and political subdivisions	222,098	4,472	(1,052)	225,518
Corporate bonds	12,807	58	(249)	12,616
Collateralized mortgage obligations	102,717	159	(1,963)	100,913
Asset-backed securities	144,812	557	(4,984)	140,385
Collateralized loan obligations	67,735	305	(91)	67,949
Total securities available-for-sale	$571,208	$5,557	$(8,538)	$568,227

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	$42,511	$-	$(977)	$41,534
States and political subdivisions	68,718	258	(273)	68,703
Corporate bonds	10,957	9	(336)	10,630
Collateralized mortgage obligations	174,352	374	(3,799)	170,927
Asset-backed securities	146,391	341	(8,325)	138,407
Collateralized loan obligations	102,504	29	(896)	101,637
Total securities available-for-sale	$545,433	$1,011	$(14,606)	$531,838

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2017, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$11,600	2.60%	$11,636
Due after one year through five years	1,847	4.65	1,844
Due after five years through ten years	18,178	2.88	18,202
Due after ten years	203,280	3.01	206,452
	234,905	2.99	238,134
Mortgage-backed and collateralized mortgage obligations	123,756	2.54	121,759
Asset-backed securities	144,812	2.21	140,385
Collateralized loan obligations	67,735	4.01	67,949
Total securities available-for-sale	$571,208	2.82%	$568,227

At June 30, 2017, the Company’s investments include $119.3 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students and packaged and sold them as asset-backed securities.  While the program was modified several times before elimination in 2010, not less than 97% of the outstanding principal amount of the loans made under FFEL are guaranteed by the U.S. Department of Education.  In addition to the U.S. Department of Education guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $13.4 million, or 10.43%, of outstanding principal.

The Company has invested in securities issued from one originator that individually amounts to over 10% of the Company’s stockholders equity.  As of June 30, 2017, GCO Education Loan Funding Corp’s amortized cost was $27.5 million and fair value was $26.0 million within the Company’s portfolio.

Securities with unrealized losses at June 30, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	8	$178	$17,764	1	$21	$805	9	$199	$18,569
States and political subdivisions	4	1,052	16,372	-	-	-	4	1,052	16,372
Corporate bonds	1	108	4,892	2	141	5,205	3	249	10,097
Collateralized mortgage obligations	10	1,776	64,987	4	187	10,898	14	1,963	75,885
Asset-backed securities	1	274	4,281	12	4,710	106,755	13	4,984	111,036
Collateralized loan obligations	1	91	7,905	-	-	-	1	91	7,905
Total securities available-for-sale	25	$3,479	$116,201	19	$5,059	$123,663	44	$8,538	$239,864

	Less than 12 months			12 months or more
December 31, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	11	$957	$40,636	1	$20	$898	12	$977	$41,534
States and political subdivisions	12	273	35,241	-	-	-	12	273	35,241
Corporate bonds	1	183	4,817	2	153	5,328	3	336	10,145
Collateralized mortgage obligations	16	3,402	117,752	7	397	18,109	23	3,799	135,861
Asset-backed securities	4	328	17,604	12	7,997	107,112	16	8,325	124,716
Collateralized loan obligations	-	-	-	12	896	81,613	12	896	81,613
Total securities available-for-sale	44	$5,143	$216,050	34	$9,463	$213,060	78	$14,606	$429,110

Recognition of other-than-temporary impairment was not necessary in the three and six months ended June 30, 2017, June 30, 2016, or the year ended December 31, 2016.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

Note 4 – Loans

Major classifications of loans were as follows:

	June 30, 2017	December 31, 2016
Commercial	$256,760	$228,113
Real estate - commercial	706,103	736,247
Real estate - construction	93,661	64,720
Real estate - residential	398,170	377,851
Consumer	2,878	3,237
Overdraft	316	436
Lease financing receivables	70,138	55,451
Other	10,943	11,537
	1,538,969	1,477,592
Net deferred loan costs	678	1,217
Total loans	$1,539,647	$1,478,809

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 77.8% and 79.7% of the portfolio at June 30, 2017, and December 31, 2016, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
June 30, 2017	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$21	$-	$-	$21	$256,523	$216	$256,760	$-
Leases	898	-	-	898	68,780	460	70,138
Real estate - commercial
Owner occupied general purpose	629	-	-	629	139,964	460	141,053	-
Owner occupied special purpose	-	-	-	-	170,186	366	170,552	-
Non-owner occupied general purpose	835	-	-	835	215,423	1,085	217,343	-
Non-owner occupied special purpose	-	-	-	-	116,218	-	116,218	-
Retail properties	-	-	-	-	44,781	1,144	45,925	-
Farm	1,305	-	-	1,305	13,707	-	15,012	-
Real estate - construction
Homebuilder	-	-	-	-	1,947	-	1,947	-
Land	-	-	-	-	2,870	-	2,870	-
Commercial speculative	-	-	-	-	31,268	68	31,336	-
All other	-	-	-	-	57,356	152	57,508	-
Real estate - residential
Investor	3	95	-	98	59,113	686	59,897	-
Multifamily	1,390	-	-	1,390	92,896	4,824	99,110	-
Owner occupied	-	279	-	279	119,355	4,187	123,821	-
Revolving and junior liens	557	74	-	631	113,685	1,026	115,342	-
Consumer	2	-	-	2	2,867	9	2,878	-
Other[1]	-	-	-	-	11,937	-	11,937	-
Total	$5,640	$448	$-	$6,088	$1,518,876	$14,683	$1,539,647	$-

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$57	$74	$-	$131	$227,742	$240	$228,113	$-
Leases	-	286		286	54,799	366	55,451
Real estate - commercial
Owner occupied general purpose	758	-	-	758	135,599	879	137,236	-
Owner occupied special purpose	-	-	-	-	177,755	385	178,140	-
Non-owner occupied general purpose	667	379	-	1,046	229,315	1,930	232,291	-
Non-owner occupied special purpose	-	-	-	-	118,052	1,013	119,065	-
Retail properties	-	-	-	-	53,474	1,179	54,653	-
Farm	1,353	-	-	1,353	13,509	-	14,862	-
Real estate - construction
Homebuilder	-	-	-	-	3,883	-	3,883	-
Land	-	-	-	-	3,029	-	3,029	-
Commercial speculative	-	-	-	-	22,654	74	22,728	-
All other	364	-	-	364	34,509	207	35,080	-
Real estate - residential
Investor	237	-	-	237	54,924	936	56,097	-
Multifamily	-	-		-	96,502	-	96,502
Owner occupied	274	-	-	274	116,900	6,452	123,626	-
Revolving and junior liens	225	405	-	630	99,374	1,622	101,626	-
Consumer	10	36	-	46	3,191	-	3,237	-
Other[1]	14	-	-	14	13,176	-	13,190	-
Total	$3,959	$1,180	$-	$5,139	$1,458,387	$15,283	$1,478,809	$-

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

June 30, 2017		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$238,814	$17,691	$255	$-	$256,760
Leases	68,780	898	460	-	70,138
Real estate - commercial
Owner occupied general purpose	136,655	3,174	1,224	-	141,053
Owner occupied special purpose	165,945	4,241	366	-	170,552
Non-owner occupied general purpose	215,604	654	1,085	-	217,343
Non-owner occupied special purpose	112,543	-	3,675	-	116,218
Retail Properties	43,535	1,246	1,144	-	45,925
Farm	12,494	1,213	1,305	-	15,012
Real estate - construction
Homebuilder	1,947	-	-	-	1,947
Land	2,870	-	-	-	2,870
Commercial speculative	31,267	-	69	-	31,336
All other	56,286	894	328	-	57,508
Real estate - residential
Investor	59,054	-	843	-	59,897
Multifamily	94,286	-	4,824	-	99,110
Owner occupied	118,320	566	4,935	-	123,821
Revolving and junior liens	113,379	-	1,963	-	115,342
Consumer	2,869	-	9	-	2,878
Other	11,937	-	-	-	11,937
Total	$1,486,585	$30,577	$22,485	$-	$1,539,647

December 31, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$214,028	$11,558	$2,527	$-	$228,113
Leases	53,366	976	1,109		55,451
Real estate - commercial
Owner occupied general purpose	135,503	53	1,680	-	137,236
Owner occupied special purpose	172,353	5,402	385	-	178,140
Non-owner occupied general purpose	229,448	913	1,930	-	232,291
Non-owner occupied special purpose	114,293	-	4,772	-	119,065
Retail Properties	52,207	1,267	1,179	-	54,653
Farm	11,840	1,240	1,782	-	14,862
Real estate - construction
Homebuilder	3,883	-	-	-	3,883
Land	3,029	-	-	-	3,029
Commercial speculative	22,654	-	74	-	22,728
All other	34,696	-	384	-	35,080
Real estate - residential
Investor	55,001	-	1,096	-	56,097
Multifamily	96,502	-	-	-	96,502
Owner occupied	115,831	570	7,225	-	123,626
Revolving and junior liens	99,286	-	2,340	-	101,626
Consumer	3,236	-	1	-	3,237
Other	13,165	25	-	-	13,190
Total	$1,430,321	$22,004	$26,484	$-	$1,478,809

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $991,000 and $1.8 million residential assets in the process of foreclosure as of June 30, 2017, and December 31, 2016, respectively.  The Company also had $986,000 and $225,000 in residential real estate included in OREO as of June 30, 2017, and December 31, 2016, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loans for the June 30, 2017 periods listed were as follows:

				Six Months Ended
	As of June 30, 2017			June 30, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$216	$368	$-	$128	$-
Leases	220	245	-	293	-
Commercial real estate
Owner occupied general purpose	460	495	-	1,170	-
Owner occupied special purpose	366	510	-	376	-
Non-owner occupied general purpose	1,143	1,425	-	1,443	1
Non-owner occupied special purpose	-	-	-	507	-
Retail properties	1,144	1,209	-	1,161	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	68	79	-	72	-
All other	152	156	-	180	-
Residential
Investor	1,576	2,065	-	1,708	20
Multifamily	4,824	4,965	-	2,412	-
Owner occupied	8,209	9,543	-	9,016	65
Revolving and junior liens	1,971	2,211	-	2,227	15
Consumer	9	9	-	105	-
Total impaired loans with no recorded allowance	20,358	23,280	-	20,798	101

With an allowance recorded
Commercial	-	-	-	-	-
Leases	240	240	98	120	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	123	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Multifamily	-	-	-	-	-
Owner occupied	-	-	-	402	-
Revolving and junior liens	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	240	240	98	645	-
Total impaired loans	$20,598	$23,520	$98	$21,443	$101

Impaired loans by class of loans as of December 31, 2016, and for the six months ended June 30, 2016, were as follows:

				Six Months Ended
	As of December 31, 2016			June 30, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$240	$388	$-	$299	$-
Leases	366	371	-	-	-
Commercial real estate
Owner occupied general purpose	1,881	2,131	-	2,494	44
Owner occupied special purpose	385	518	-	650	-
Non-owner occupied general purpose	1,744	2,010	-	1,573	1
Non-owner occupied special purpose	1,013	1,649	-	-	-
Retail properties	1,179	1,235	-	1,017	-
Farm	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	74	81	-	80	-
All other	207	221	-	-	-
Residential
Investor	1,841	2,308	-	1,879	23
Multifamily	-	-	-	-	-
Owner occupied	9,824	11,391	-	10,124	79
Revolving and junior liens	2,484	3,018	-	2,673	6
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	21,238	25,321	-	21,425	153

With an allowance recorded
Commercial	-	-	-	1	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	246	595	246	306	-
Non-owner occupied special purpose	-	-	-	825	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Multifamily	-	-	-	-	-
Owner occupied	803	853	803	222	-
Revolving and junior liens	-	-	-	23	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	1,049	1,448	1,049	1,377	-
Total impaired loans	$22,287	$26,769	$1,049	$22,802	$153

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

The specific allocation of the allowance for loan losses for all loans, including TDRs, is determined by either discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent.  If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e.,  specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss.  This method is used consistently for all segments of the portfolio.  The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category on loans that are not individually evaluated for specific impairment.  All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Quarter Ended June 30, 2017			Six Months Ended June 30, 2017
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Revolving and junior liens
Other[1]	2	$155	$147	6	$399	$388
Total	2	$155	$147	6	$399	$388

	TDR Modifications			TDR Modifications
	Quarter Ended June 30, 2016			Six Months Ended June 30, 2016
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	-	$-	$-	2	$312	$220
Real estate - residential
Owner occupied
HAMP[2]	-	-	-	1	239	237
Revolving and junior liens
HAMP[2]	1	39	39	4	469	438
Total	1	$39	$39	7	$1,020	$895

1 Other: Change of terms from bankruptcy court

2 HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the six months ended June 30, 2017, and June 30, 2016, for loans that were restructured within the 12 month period prior to default.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and six months ended June 30, 2017, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended June 30, 2017
Beginning balance	$1,672	$603	$7,831	$978	$3,056	$764	$837	$15,741
Charge-offs	6	-	4	-	976	80	-	1,066
Recoveries	5	-	46	60	249	46	5	411
Provision (Release)	479	188	234	(181)	247	118	(335)	750
Ending balance	$2,150	$791	$8,107	$857	$2,576	$848	$507	$15,836

Six months ended June 30, 2017
Beginning balance	$1,629	$633	$9,547	$389	$2,692	$833	$435	$16,158
Charge-offs	7	117	278	4	1,171	180	-	1,757
Recoveries	7	-	81	78	391	121	7	685
Provision (Release)	521	275	(1,243)	394	664	74	65	750
Ending balance	$2,150	$791	$8,107	$857	$2,576	$848	$507	$15,836

Ending balance: Individually evaluated for impairment	$-	$98	$-	$-	$-	$-	$-	$98
Ending balance: Collectively evaluated for impairment	$2,150	$693	$8,107	$857	$2,576	$848	$507	$15,738

Loans:
Ending balance	$256,760	$70,138	$706,103	$93,661	$398,170	$2,878	$11,937	$1,539,647
Ending balance: Individually evaluated for impairment	$216	$460	$3,113	$220	$16,580	$9	$-	$20,598
Ending balance: Collectively evaluated for impairment	$256,544	$69,678	$702,990	$93,441	$381,590	$2,869	$11,937	$1,519,049

Changes in the allowance for loan losses by segment of loans based on method of impairment for June 30, 2016, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended June 30, 2016
Beginning balance	$2,173	$184	$8,793	$250	$1,664	$1,081	$2,101	$16,246
Charge-offs	8	-	690	-	171	67	-	936
Recoveries	8	-	145	6	290	56	7	512
Provision (Release)	(753)	91	706	124	1,150	(208)	(1,110)	-
Ending balance	$1,420	$275	$8,954	$380	$2,933	$862	$998	$15,822

Six months ended June 30, 2016
Beginning balance	$2,041	$55	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	19	13	692	-	437	150	-	1,311
Recoveries	12	-	228	11	519	127	13	910
Provision (Release)	(614)	233	405	104	1,157	(305)	(980)	-
Ending balance	$1,420	$275	$8,954	$380	$2,933	$862	$998	$15,822

Ending balance: Individually evaluated for impairment	$-	$-	$752	$-	$6	$-	$-	$758
Ending balance: Collectively evaluated for impairment	$1,420	$275	$8,202	$380	$2,927	$862	$998	$15,064

Loans:
Ending balance	$127,709	$42,013	$600,942	$22,204	$352,595	$2,966	$12,722	$1,161,151
Ending balance: Individually evaluated for impairment	$528	$-	$9,604	$78	$14,508	$-	$-	$24,718
Ending balance: Collectively evaluated for impairment	$127,181	$42,013	$591,338	$22,126	$338,087	$2,966	$12,722	$1,136,433

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2017	2016	2017	2016
Balance at beginning of period	$13,481	$17,745	$11,916	$19,141
Property additions	204	586	3,620	968
Property improvements	-	-	-	12
Less:
Proceeds from property disposals, net of gains/losses	1,569	1,590	3,102	2,929
Period valuation adjustments	392	489	710	940
Balance at end of period	$11,724	$16,252	$11,724	$16,252

Activity in the valuation allowance was as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$9,659	$14,399	$9,982	$14,127
Provision for unrealized losses	392	489	710	940
Reductions taken on sales	(1,747)	(1,511)	(2,388)	(1,690)
Balance at end of period	$8,304	$13,377	$8,304	$13,377

Expenses related to OREO, net of lease revenue includes:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gain on sales, net	$(104)	$(25)	$(178)	$(67)
Provision for unrealized losses	392	489	710	940
Operating expenses	293	420	816	856
Less:
Lease revenue	42	5	100	112
Net OREO expense	$539	$879	$1,248	$1,617

Note 7 – Deposits

Major classifications of deposits were as follows:

	June 30, 2017	December 31, 2016
Noninterest bearing demand	$546,463	$513,688
Savings	265,643	256,159
NOW accounts	429,205	419,417
Money market accounts	276,867	275,273
Certificates of deposit of less than $100,000	221,806	228,993
Certificates of deposit of $100,000 through $250,000	115,279	110,992
Certificates of deposit of more than $250,000	54,882	62,263
Total deposits	$1,910,145	$1,866,785

Note 8 – Borrowings

The following table is a summary of borrowings as of June 30, 2017, and December 31, 2016.  Junior subordinated debentures are discussed in detail in Note 9:

	June 30, 2017	December 31, 2016
Securities sold under repurchase agreements	$36,361	$25,715
FHLBC advances[1]	75,000	70,000
Junior subordinated debentures	57,615	57,591
Senior notes	44,008	43,998
Total borrowings	$212,984	$197,304

1 Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $36.4 million at June 30, 2017, and $25.7 million at December 31, 2016.  The fair value of the pledged collateral was $44.4 million at June 30, 2017 and $43.0 million at December 31, 2016.  At June 30, 2017, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2017, the Bank had $75.0 million advances outstanding under the FHLBC as compared to $70.0 million outstanding as of December 31, 2016. As of June 30, 2017, FHLBC stock held was valued at $3.8 million, and any potential FHLBC advances were collateralized by securities with a fair value of $100.0 million and loans with a principal balance of $176.7 million, which carried a FHLBC calculated combined collateral value of $205.6 million.  The Company had excess collateral of $94.3 million available to secure borrowings at June 30, 2017.

The Company completed a debt retirement and simultaneous senior debt offering in the fourth quarter of 2016.  Subordinated debt of $45.0 million and $500,000 of senior debt outstanding were paid off with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Debt issuance costs incurred for the senior note issuance totaled $1.0 million, and are being deferred and recorded to expense over the ten year term of the notes.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter. The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.34%, as compared to the rate paid prior to June  15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2017, 443,209 shares remained available for issuance under the 2014 Plan.

There were no stock options granted or exercised in the second quarter of 2017 and 2016.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the six months ended June 30, 2017, is as follows:

Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	94,500	$25.82	-	-
Canceled	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Ending outstanding	94,500	$25.82	0.6	$-

Exercisable at end of period	94,500	$25.82	0.6	$-

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

There were 158,500 restricted awards issued under the 2014 Plan during the six months ended June 30, 2017.  There were 120,000 restricted awards issued during the six months ended June 30, 2016.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $645,000 and $325,000 in the first six months of 2017 and 2016, respectively.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2017, is as follows:

	June 30, 2017
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	409,000	$5.89
Granted	158,500	11.02
Vested	(91,500)	5.07
Forfeited	(1,000)	5.38
Nonvested at June 30	475,000	$7.76

Total unrecognized compensation cost of restricted awards was $2.3 million as of June 30, 2017, which is expected to be recognized over a weighted-average period of 2.31 years.  Total unrecognized compensation cost of restricted awards was $1.2 million as of June 30, 2016, which was expected to be recognized over a weighted-average period of 2.16 years.

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of June 30 (in thousands except for share and per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Weighted-average common shares outstanding	29,587,095	29,535,915	29,573,881	29,509,672
Net income	$5,457	$3,845	$10,029	$7,167
Basic earnings per share	$0.19	$0.13	$0.34	$0.24
Diluted earnings per share:
Weighted-average common shares outstanding	29,587,095	29,535,915	29,573,881	29,509,672
Dilutive effect of nonvested restricted awards[1]	426,264	305,324	400,232	313,832
Dilutive effect of stock options	2,546	-	2,431	-
Diluted average common shares outstanding	30,015,905	29,841,239	29,976,544	29,823,504
Net Income	$5,457	$3,845	$10,029	$7,167
Diluted earnings per share	$0.18	$0.13	$0.33	$0.24

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	900,839	977,839	900,839	977,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of June 30, 2017, and June 30, 2016, because the warrant was anti-dilutive.  Of note, the ten year warrant was issued in 2009, and was sold at auction by the Treasury in June 2013 to a third party investor.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2017, the Bank exceeded those thresholds.

At June 30, 2017, the Bank’s Tier 1 capital leverage ratio was 10.23%, a decrease of 1 basis point from December 31, 2016, but well above the 8.00% objective.  The Bank’s total capital ratio was 13.30%, a decrease of 15 basis points from December 31, 2016, but also slightly above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2017, and December 31, 2016.

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

At June 30, 2017, and December 31, 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$161,114	8.55%	$108,352	5.750%	N/A	N/A
Old Second Bank	234,644	12.46	108,283	5.750	$122,407	6.50%
Total capital to risk weighted assets
Consolidated	228,754	12.14	174,298	9.250	N/A	N/A
Old Second Bank	250,475	13.30	174,203	9.250	188,327	10.00
Tier 1 capital to risk weighted assets
Consolidated	208,397	11.06	136,607	7.250	N/A	N/A
Old Second Bank	234,644	12.46	136,530	7.250	150,654	8.00
Tier 1 capital to average assets
Consolidated	208,397	9.09	91,704	4.00	N/A	N/A
Old Second Bank	234,644	10.23	91,747	4.00	114,684	5.00

December 31, 2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$154,537	8.76%	$90,411	5.125%	N/A	N/A
Old Second Bank	221,153	12.53	90,456	5.125	$114,724	6.50%
Total capital to risk weighted assets
Consolidated	216,769	12.29	152,126	8.625	N/A	N/A
Old Second Bank	237,306	13.45	152,176	8.625	176,436	10.00
Tier 1 capital to risk weighted assets
Consolidated	191,988	10.88	116,904	6.625	N/A	N/A
Old Second Bank	221,153	12.53	116,930	6.625	141,199	8.00
Tier 1 capital to average assets
Consolidated	191,988	8.90	86,287	4.00	N/A	N/A
Old Second Bank	221,153	10.24	86,388	4.00	107,985	5.00

1  As of June 30, 2017, amounts are shown inclusive of a capital conservation buffer of 1.25%; as compared to December 31, 2016, of 0.625%.

2 The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

Dividend Restrictions

In addition to the above requirements, banking regulations and capital guidelines generally limit the amount of dividends that may be paid by a bank without prior regulatory approval.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s profits, combined with the retained profit of the previous two years, subject to the capital requirements described above.  Pursuant to the Basel III rules that came into effect January 1, 2015, the Bank must keep a buffer of 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter of minimum capital requirements in order to avoid additional limitations on capital distributions and certain other payments.

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

There were no transfers of securities between levels for the three-month period ended June 30, 2017, or June 30, 2016.  The Company purchased states and political subdivisions securities of $10.5 million, which were deemed as Level 3 for the six month period ended June 30, 2017.  There were no securities purchased deemed as Level 3 for the six month period ended June 30, 2016.

The majority of securities available-for-sale are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2017, and December 31, 2016, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$20,846	$-	$20,846
States and political subdivisions	-	205,170	20,348	225,518
Corporate bonds	-	12,616	-	12,616
Collateralized mortgage obligations	-	98,235	2,678	100,913
Asset-backed securities	-	140,385	-	140,385
Collateralized loan obligations	-	67,949	-	67,949
Loans held-for-sale	-	5,440	-	5,440
Mortgage servicing rights	-	-	6,528	6,528
Other assets (Interest rate swap agreements)	-	385	-	385
Other assets (Mortgage banking derivatives)	-	319	-	319
Total	$-	$551,345	$29,554	$580,899

Liabilities:
Other liabilities (Interest rate swap agreements, including risk participation agreements)	$-	$1,843	$-	$1,843
Total	$-	$1,843	$-	$1,843

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$41,534	$-	$41,534
States and political subdivisions	-	46,477	22,226	68,703
Corporate bonds	-	10,630	-	10,630
Collateralized mortgage obligations	-	167,808	3,119	170,927
Asset-backed securities	-	138,407	-	138,407
Collateralized loan obligations	-	101,637	-	101,637
Loans held-for-sale	-	4,918	-	4,918
Mortgage servicing rights	-	-	6,489	6,489
Other assets (Interest rate swap agreements)	-	673	-	673
Other assets (Mortgage banking derivatives)	-	287	-	287
Total	$-	$512,371	$31,834	$544,205

Liabilities:
Other liabilities (Interest rate swap agreements, including risk participation agreements)	$-	$1,667	$-	$1,667
Total	$-	$1,667	$-	$1,667

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Total gains or losses
Included in earnings (or changes in net assets)	23	-	(280)
Included in other comprehensive income	(1)	(289)	-
Purchases, issuances, sales, and settlements
Purchases	-	10,456	-
Issuances	-	-	601
Settlements	(463)	(12,045)	(282)
Ending balance June 30, 2017	$2,678	$20,348	$6,528

	Six Months Ended June 30, 2016
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2016	$111	$5,847
Transfers out of Level 3	(42)	-
Total gains or losses
Included in earnings (or changes in net assets)	-	(1,464)
Included in other comprehensive income	9	-
Purchases, issuances, sales, and settlements
Issuances	-	625
Settlements	(78)	(310)
Ending balance June 30, 2016	$-	$4,698

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2017:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,528	Discounted Cash Flow	Discount Rate	10.0 - 206.3%	10.2%
			Prepayment Speed	7.0 - 68.3%	10.0%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,489	Discounted Cash Flow	Discount Rate	10.0 - 17.0%	10.2%
			Prepayment Speed	6.5 - 77.8%	9.6%

In addition to the above, Level 3 fair value measurement included $20.3 million for state and political subdivisions representing various local municipality securities and $2.7 million of collateralized mortgage obligations at June 30, 2017.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at June 30, 2016, was zero; the securities were transferred to Level 3 in the fourth quarter of 2016.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$142	$142
Other real estate owned, net[2]	-	-	11,724	11,724
Total	$-	$-	$11,866	$11,866

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount and a valuation allowance of $98,000 resulting in a decrease of specific allocations within the allowance for loan losses of $705,000 for the six months ended June 30, 2017.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $11.7 million, which is made up of the outstanding balance of $21.6 million, net of a valuation allowance of $8.3 million and participations of $1.6 million, at June 30, 2017.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$-	$-
Other real estate owned, net[2]	-	-	11,916	11,916
Total	$-	$-	$11,916	$11,916

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount and a valuation allowance of $1.0 million, resulting in an increase of specific allocations within the allowance for loan losses of $1.0 million for the year ended December 31, 2016.

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

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$32,614	$32,614	$32,614	$-	$-
Interest bearing deposits with financial institutions	18,483	18,483	18,483	-	-
Securities available-for-sale	568,227	568,227	-	545,201	23,026
FHLBC and FRBC Stock	8,593	8,593	-	8,593	-
Loans held-for-sale	5,440	5,440	-	5,440	-
Loans, net	1,523,811	1,519,216	-	-	1,519,216
Accrued interest receivable	7,569	7,569	-	7,569	-

Financial liabilities:
Noninterest bearing deposits	$546,463	$546,463	$546,463	$-	$-
Interest bearing deposits	1,363,682	1,375,085	-	1,375,085	-
Securities sold under repurchase agreements	36,361	36,361	-	36,361	-
Other short-term borrowings	75,000	75,000	-	75,000	-
Junior subordinated debentures	57,615	60,534	33,472	27,062	-
Senior notes	44,008	46,258	-	46,258	-
Interest rate swap agreements	1,458	1,458	-	1,458	-
Borrowing interest payable	89	89	-	89	-
Deposit interest payable	611	611	-	611	-

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,805	$33,805	$33,805	$-	$-
Interest bearing deposits with financial institutions	13,529	13,529	13,529	-	-
Securities available-for-sale	531,838	531,838	-	506,493	25,345
FHLBC and FRBC Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	4,918	4,918	-	4,918	-
Loans, net	1,462,651	1,453,429	-	-	1,453,429
Accrued interest receivable	5,928	5,928	-	5,928	-

Financial liabilities:
Noninterest bearing deposits	$513,688	$513,688	$513,688	$-	$-
Interest bearing deposits	1,353,097	1,351,000	-	1,351,000	-
Securities sold under repurchase agreements	25,715	25,715	-	25,715	-
Other short-term borrowings	70,000	70,000	-	70,000	-
Junior subordinated debentures	57,591	55,163	32,404	22,759	-
Subordinated debenture	43,998	43,998	-	43,998	-
Interest rate swap agreements	994	994	-	994	-
Borrowing interest payable	202	202	-	202	-
Deposit interest payable	599	599	-	599	-

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of March 31, 2017, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	June 30, 2017	December 31, 2016
Notional amount	$25,774	$25,774
Unrealized loss	(1,458)	(994)

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $4.2 million in securities available-for-sale pledged to support interest rate swap activity with two correspondent financial institutions at June 30, 2017.  The Bank had $6.2 million in securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2016.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 13 above.  At June 30, 2017, the notional amount of non-hedging interest rate swaps was $101.6 million with a weighted average maturity of 7.2 years.  At December 31, 2016, the notional amount of non-hedging interest rate swaps was $85.8 million with a weighted average maturity of 7.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of June 30, 2017, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$101,613	Other Assets	$385	Other Liabilities	$385
Interest rate lock commitments and forward contracts	37,142	Other Assets	319	N/A	-
Total			$704		$385

1 Includes unused loan commitments and interest rate lock commitments.

2 Includes forward MBS contracts and forward loan contracts.

The following table presents derivatives not designated as hedging instruments as of December 31, 2016.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$85,807	Other Assets	$673	Other Liabilities	$673
Interest rate lock commitments and forward contracts	31,980	Other Assets	287	N/A	-
Total			$960		$673

1  Includes unused loan commitments and interest rate lock commitments.

2  Includes forward MBS contracts and forward loan contracts.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2017, and December 31, 2016.

The following table is a summary of letter of credit commitments (in thousands):

	June 30, 2017			December 31, 2016
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$167	$3,979	$4,146	$137	$4,047	$4,184
Commercial standby	-	122	122	-	126	126
Performance standby	66	8,315	8,381	83	8,499	8,582
	233	12,416	12,649	220	12,672	12,892
Non-borrower:
Performance standby	-	422	422	95	524	619
Total letters of credit	$233	$12,838	$13,071	$315	$13,196	$13,511

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois, that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2017, as compared to December 31, 2016, and the results of operations for the three and six months ended June 30, 2017, and June 30, 2016.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our 2016 Form 10-K.  The results of operations for the quarter ended June 30, 2017, are not necessarily indicative of future results.

Our community-focused banking franchise has experienced growth in the past year, and is positioned for further success as an enduring entity following our strong fundamental approach.  We continue to work through industry and regulatory developments which make it challenging to attain the levels of profitability and growth reflected a decade ago.  As we look to provide value to our customers and the communities in which we operate, growth opportunities identified in our local markets are being developed into new banking relationships.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals remain at low levels and strong sales efforts have driven moderate loan growth and portfolio diversity.  The Company generated increased net interest income in the three month period ended June 30, 2017, as compared to the like period ended June 30, 2016.  The Company’s noninterest income growth also contributed to the overall increase in earnings for the second quarter of 2017 as compared to the prior year.  However, the positive earnings impact of the growth in net interest income and noninterest income for the second quarter of 2017 was partially offset by an increase in noninterest expense. Noninterest expenses were negatively impacted by certain one-time charges within salaries and employee benefits for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  In addition, the period ended June 30, 2017, reflected an increase of nine full time equivalent employees as compared to June 30, 2016, stemming from the Talmer branch acquisition in late 2016.

Results of Operations

Net income before taxes of $7.6 million in the second quarter of 2017 compares to $5.9 million in the second quarter of 2016.  When compared to the second quarter of 2016, the second quarter of 2017 reflected higher levels of net interest and dividend income, a provision for loan loss of $750,000, and increased levels of noninterest income and noninterest expense.  Noninterest income in the 2017 period was favorably impacted by a reduced loss taken on the valuation of mortgage servicing rights as compared to the year over year period, as well as an increase in trust revenue due to growth in our customer base.  Noninterest expense increased in the second quarter of 2017 when compared to the second quarter of 2016 primarily due to $294,000 of one-time charges to salaries and employee benefits in the 2017 quarter, as well as nine additional full item equivalent employees in the year over year period.

Net income before taxes of $14.2 million for the six months ended June 30, 2017, was favorable as compared to the $11.2 million pretax income for the six months ended June 30, 2016.  Net interest margin was the largest contributor to this favorable variance, as loan growth and securities repositioning have resulted in increased volumes and more favorable yields for the year to date period.

Management has remained diligent with loan portfolio review to analyze loan quality and decide whether charge-offs are required.  In the second quarter of 2017, management’s review of the loan portfolio concluded that an additional provision for loan losses should be recorded of $750,000, stemming from second quarter 2017 loan growth and collateral shortfalls on a few credits.  The allowance for loan losses was adequate and appropriate for estimated incurred losses at June 30, 2016;  neither a loan loss reserve release nor an additional loan loss provision was deemed necessary for the like 2016 quarter.

Earnings for the second quarter of 2017 were $0.18 per diluted share on $5.5 million of net income as compared to $0.13 per diluted share on net income of $3.8 million for the second quarter of 2016.  For the six month period ended June 30, 2017, earnings were $0.33 per diluted share on $10.0 million of net income, as compared to $0.24 per diluted share on $7.2 million of income for the prior year like period.  Earnings growth in the 2017 period, as compared to the like 2016 period, stems from the acquisition of the Chicago branch of Talmer Bank and Trust, which was completed on October 28, 2016.  This acquisition resulted in a cash payment of $181.5 million for loans, net of purchased loan discount totaling $221.0 million, deposits of $48.9 million, goodwill of $8.4 million, core deposit intangible of $659,000, and other immaterial assets and liabilities.  The performance of the acquired loan portfolio, security portfolio restructuring to higher yielding instruments, and robust organic loan growth in the year over year period were the primary factors driving the earnings increase for the 2017 quarter.

Net Interest Income

Net interest and dividend income increased by $3.6 million from $15.4 million for the quarter ended June 30, 2016, to $19.0 million for the quarter ended June 30, 2017.  Total average loans, including loans held-for-sale, increased by $118.7 million in the second quarter of 2017 as compared to the last quarter of 2016, and $359.1 million as compared to the second quarter of 2016.  Average earning assets were $2.12 billion for the second quarter of 2017, which reflected an increase of $129.0 million compared to the fourth quarter of 2016, and an increase of $180.8 million as compared to the second quarter of 2016.  The significant increase in interest and dividend income of $4.3 million, or 24.5%, in the three months ended June 30, 2017, as compared to the like 2016 period, was driven by growth in the loan portfolio primarily due to the Talmer branch acquisition.  In addition, the average yield on the securities portfolio increased by 138 basis points in the year over year period due to portfolio repositioning to higher yielding tax exempt securities; the average tax exempt securities portfolio increased by $181.9 million, and earned 226 basis points more in the second quarter of 2017 as compared to the second quarter of 2016.

Quarterly average interest bearing liabilities as of June 30, 2017, increased $66.9 million, or 4.5%, and $74.4 million, or 5.0%, when compared to December 31, 2016, and June 30, 2016, respectively.  Significant deposit volume increases, due to seasonal tax refunds and commercial deposit growth, and higher rates paid on other borrowed funds and senior debt in the 2017 period resulted in the escalation of interest expense.

The net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 3.81% in the second quarter of 2017, reflecting an increase of 27 basis points from the fourth quarter of 2016, and growth of 59 basis points from the second quarter of 2016.  The average tax-equivalent yield on earning assets increased to 4.35% for the second quarter of 2017, as compared to 4.03% for the fourth quarter of 2016 and 3.68% for the second quarter of 2016.  Increases in net interest margin and yield on average earning assets for the 2017 period as compared to prior periods presented was attributable to the securities portfolio repositioning to higher yielding tax exempt holdings, as discussed above.  The cost of funds on interest bearing liabilities was 0.80% for the second quarter of 2017, and 0.65% for the second quarter of 2016.  The increase in the cost of funds stems from the December 2016 senior debt issuance, which was outstanding in 2017, as compared to the subordinated debt outstanding for the majority of 2016, which incurred a lower rate of interest expense.  In addition, the rising interest rate environment affected the rate paid on other short-term borrowings, which are FHLBC overnight advances.

Net interest and dividend income increased by $6.1 million from $30.6 million for the six months ended June 30, 2016, to $36.7 million for the six months ended June 30, 2017.  Average earning assets for the six months ended June 30, 2017 increased $176.2 million as compared to the like average period in 2016, and the yield on average earning assets for the six months of 2017 was 4.24% as compared to 3.69% for the like 2016 period.  Average interest bearing liabilities for the six months ended June 30, 2017, increased $67.8 million, or 4.6%, when compared to like prior year period.  Net interest margin for the six months ended June 30, 2017, was 3.70%, as compared to 3.24% for the six months ended June 30, 2016, for an increase of 46 basis points.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	June 30, 2017			December 31, 2016			June 30, 2016
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$11,938	$31	1.03	$54,865	$71	0.51	$12,048	$15	0.49
Securities:
Taxable	361,504	2,607	2.88	495,687	3,318	2.68	721,837	4,382	2.43
Non-taxable (TE)	225,182	3,039	5.40	37,546	404	4.30	43,241	339	3.14
Total securities	586,686	5,646	3.85	533,233	3,722	2.79	765,078	4,721	2.47
Dividends from FHLBC and FRBC	7,699	92	4.78	7,911	82	4.15	7,431	84	4.52
Loans and loans held-for-sale[1]	1,509,188	17,445	4.57	1,390,537	16,485	4.64	1,150,130	13,101	4.51
Total interest earning assets	2,115,511	23,214	4.35	1,986,546	20,360	4.03	1,934,687	17,921	3.68
Cash and due from banks	39,425	-	-	28,928	-	-	28,597	-	-
Allowance for loan losses	(15,779)	-	-	(15,388)	-	-	(16,415)	-	-
Other noninterest bearing assets	189,928	-	-	197,072	-	-	192,896	-	-
Total assets	$2,329,085			$2,197,158			$2,139,765

Liabilities and Stockholders' Equity
NOW accounts	$432,248	$107	0.10	$405,338	$97	0.10	$386,485	$88	0.09
Money market accounts	280,482	86	0.12	274,423	76	0.11	272,583	66	0.10
Savings accounts	265,066	40	0.06	253,461	39	0.06	261,321	39	0.06
Time deposits	392,779	1,025	1.05	404,507	1,018	1.00	402,912	869	0.87
Interest bearing deposits	1,370,575	1,258	0.37	1,337,729	1,230	0.37	1,323,301	1,062	0.32
Securities sold under repurchase agreements	35,652	4	0.05	31,019	1	0.01	37,433	1	0.01
Other short-term borrowings	58,572	146	0.99	27,940	36	0.50	28,187	25	0.35
Junior subordinated debentures	57,609	1,059	7.35	57,585	1,083	7.52	57,561	1,083	7.53
Senior notes	43,995	672	6.11	8,155	112	5.49	-	-	-
Subordinated debt	-	-	-	36,685	222	2.37	45,000	243	2.14
Notes payable and other borrowings	-	-	-	408	2	1.92	500	2	1.58
Total interest bearing liabilities	1,566,403	3,139	0.80	1,499,521	2,686	0.71	1,491,982	2,416	0.65
Noninterest bearing deposits	557,265	-	-	510,161	-	-	472,450	-	-
Other liabilities	18,047	-	-	12,609	-	-	12,511	-	-
Stockholders' equity	187,370	-	-	174,867	-	-	162,822	-	-
Total liabilities and stockholders' equity	$2,329,085			$2,197,158			$2,139,765
Net interest income (TE)		$20,075			$17,674			$15,505
Net interest income (TE)
to total earning assets			3.81			3.54			3.22
Interest bearing liabilities to earning assets	74.04%			75.48%			77.12%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $573,000, $731,000 and $531,000 for the second quarter of 2017, the fourth quarter of 2016 and the second quarter of 2016, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Interest and Rates
Six Months Ended June 30, 2017, and 2016
(In thousands - unaudited)

	2017			2016
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$12,029	$54	0.89	$13,781	$34	0.49
Securities:
Taxable	391,646	5,570	2.84	712,392	8,593	2.41
Non-taxable (TE)	183,708	4,677	5.09	36,994	614	3.32
Total securities	575,354	10,247	3.56	749,386	9,207	2.46
Dividends from FHLBC and FRBC	7,657	177	4.62	7,974	168	4.21
Loans and loans held-for-sale[1]	1,498,268	34,100	4.53	1,146,014	26,211	4.52
Total interest earning assets	2,093,308	44,578	4.24	1,917,155	35,620	3.69
Cash and due from banks	36,521	-	-	28,205	-	-
Allowance for loan losses	(16,034)	-	-	(16,336)	-	-
Other noninterest bearing assets	191,374	-	-	195,077	-	-
Total assets	$2,305,169			$2,124,101

Liabilities and Stockholders' Equity
NOW accounts	$429,443	$208	0.10	$383,506	$172	0.09
Money market accounts	282,042	169	0.12	276,460	134	0.10
Savings accounts	262,240	79	0.06	258,190	78	0.06
Time deposits	393,579	2,004	1.03	405,328	1,691	0.84
Interest bearing deposits	1,367,304	2,460	0.36	1,323,484	2,075	0.32
Securities sold under repurchase agreements	32,745	6	0.04	36,605	2	0.01
Other short-term borrowings	57,348	252	0.87	27,995	44	0.31
Junior subordinated debentures	57,603	2,143	7.44	57,555	2,167	7.53
Senior notes	43,987	1,345	6.12	-	-	-
Subordinated debt	-	-	-	45,000	482	2.12
Notes payable and other borrowings	-	-	-	500	4	1.58
Total interest bearing liabilities	1,558,987	6,206	0.80	1,491,139	4,774	0.64
Noninterest bearing deposits	541,447	-	-	461,300	-	-
Other liabilities	21,535	-	-	11,771	-	-
Stockholders' equity	183,200	-	-	159,891	-	-
Total liabilities and stockholders' equity	$2,305,169			$2,124,101
Net interest income (TE)		$38,372			$30,846
Net interest income (TE) to total earning assets			3.70			3.24
Interest bearing liabilities to earning assets	74.47%			77.78%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.1 million for the first six months of 2017 and 2016.  Nonaccrual loans are included in the above-stated average balances.

Non-GAAP Financial Measures

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month periods ended June 30, 2017, December 31, 2016, and June 30, 2016.

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Quarters Ended			Six Months Ended
	June 30,	December 31,	June 30,	June 30,
	2017	2016	2016	2017	2016
Net Interest Margin
Interest income (GAAP)	$22,127	$20,196	$17,779	$42,896	$35,358
Taxable-equivalent adjustment:
Loans	23	23	23	45	47
Securities	1,064	141	119	1,637	215
Interest income (TE)	23,214	20,360	17,921	44,578	35,620
Interest expense (GAAP)	3,139	2,686	2,416	6,206	4,774
Net interest income (TE)	$20,075	$17,674	$15,505	$38,372	$30,846
Net interest income (GAAP)	$18,988	$17,510	$15,363	$36,690	$30,584
Average interest earning assets	$2,115,511	$1,986,546	$1,934,687	$2,093,308	$1,917,155
Net interest margin (GAAP)	3.60%	3.51%	3.19%	3.53%	3.21%
Net interest margin (TE)	3.81%	3.54%	3.22%	3.70%	3.24%

Asset Quality

The Company recorded a provision for loan losses expense of $750,000 in the second quarter of 2017.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans decreased by $383,000 at June 30, 2017, from $16.0 million at December 31, 2016.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 1.0% as of June 30, 2017, from 1.1% as of December 31, 2016, and 1.6% as of June 30, 2016.  The distribution of the Company’s nonperforming loans is included in the following table.

				June 30, 2017
Nonperforming Loans	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2017	2016	2016	2016	2016
Real estate-construction	$220	$281	$78	(21.7)	182.1
Real estate-residential:
Investor	686	936	931	(26.7)	(26.3)
Multifamily	4,824	-	-	N/M	N/M
Owner occupied	4,285	6,552	5,859	(34.6)	(26.9)
Revolving and junior liens	1,863	2,240	2,519	(16.8)	(26.0)
Real estate-commercial, nonfarm	3,055	5,386	8,507	(43.3)	(64.1)
Commercial	216	240	528	(10.0)	(59.1)
Leases	460	366	-	25.7	N/M
Other	9	-	-	N/M	N/M
Total nonperforming loans	$15,618	$16,001	$18,422	(2.4)	(15.2)

N/M - Not Meaningful

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Quarters Ended
(in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2017	Total[1]	2017	Total[1]	2016	Total[1]
Real estate-construction
Homebuilder	$(1)	(0.2)	$(17)	(4.1)	$(5)	(1.2)
Land	(48)	(7.3)	-	-	-	-
All other	(11)	(1.7)	3	0.7	(1)	(0.2)
Total real estate-construction	(60)	(9.2)	(14)	(3.4)	(6)	(1.4)
Real estate-residential
Investor	(16)	(2.4)	(1)	(0.2)	16	3.8
Multifamily	129	19.7	(9)	(2.2)	(39)	(9.2)
Owner occupied	723	110.4	(2)	(0.5)	74	17.5
Revolving and junior liens	(109)	(16.6)	65	15.6	(170)	(40.1)
Total real estate-residential	727	111.1	53	12.7	(119)	(28.0)
Real estate-commercial, nonfarm
Owner general purpose	(1)	(0.2)	-	-	(106)	(25.0)
Owner special purpose	(6)	(0.9)	(5)	(1.2)	(5)	(1.2)
Non-owner general purpose	(39)	(6.0)	250	59.9	314	74.1
Non-owner special purpose	-	-	(6)	(1.4)	-	-
Retail properties	4	0.6	-	-	342	80.7
Total real estate-commercial, nonfarm	(42)	(6.5)	239	57.3	545	128.6
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	1	0.2	(1)	(0.2)	-	-
Leases	-	-	117	28.1	-	-
Consumer	34	5.2	25	6.0	11	2.6
Other	(5)	(0.8)	(2)	(0.5)	(7)	(1.8)
Net charge-offs / (recoveries)	$655	100.0	$417	100.0	$424	100.0

1  Represents the percentage of total charge-offs attributable to each category of loans.

Net charge-offs for the second quarter of 2017 reflected continuing management attention to credit quality.  Gross charge-offs for the quarter ended June 30, 2017 were $1.1 million compared to $936,000 for the quarter ended June 30, 2016.  Gross recoveries for the quarter ended June 30, 2017 were $411,000 compared to $512,000 for the quarter ended June 30, 2016.  In comparison to the linked quarter, the second quarter of 2017 continued to reflect conservative loan valuations and aggressive recovery efforts on prior charge-offs.

				June 30, 2017
Classified Loans	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2017	2016	2016	2016	2016
Real estate-construction	$397	$458	$257	(13.3)	54.5
Real estate-residential:
Investor	843	1,096	1,310	(23.1)	(35.6)
Multifamily	4,824	-	-	N/M	N/M
Owner occupied	4,935	7,225	6,540	(31.7)	(24.5)
Revolving and junior liens	1,963	2,340	3,370	(16.1)	(41.8)
Real estate-commercial, nonfarm	7,494	9,946	13,665	(24.7)	(45.2)
Real estate-commercial, farm	1,305	1,782	56	(26.8)	N/M
Commercial	255	2,527	1,646	(89.9)	(84.5)
Leases	460	1,109	813	(58.5)	(43.4)
Consumer	9	1	1	N/M	N/M
Total classified loans	$22,485	$26,484	$27,658	(15.1)	(18.7)

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

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality.  This ratio ended at 13.66% for the period ended June 30, 2017.

Allowance for Loan Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Quarters Ended			Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2017	2016	2016	2017	2016

Allowance at beginning of period	$15,741	$14,983	$16,246	$16,158	$16,223
Charge-offs:
Commercial	6	-	8	7	19
Leases	-	10	-	117	13
Real estate - commercial	4	149	690	278	692
Real estate - construction	-	14	-	4	-
Real estate - residential	976	415	171	1,171	437
Consumer	80	94	67	180	150
Other	-	-	-		-
Total charge-offs	1,066	682	936	1,757	1,311
Recoveries:
Commercial	5	10	8	7	12
Leases	-	5	-	-	-
Real estate - commercial	46	385	145	81	228
Real estate - construction	60	25	6	78	11
Real estate - residential	249	613	290	391	519
Consumer	46	69	56	121	127
Other	5	-	7	7	13
Total recoveries	411	1,107	512	685	910
Net charge-offs / (recoveries)	655	(425)	424	1,072	401
Loan loss reserve provision	750	750	-	750	-
Allowance at end of period	$15,836	$16,158	$15,822	$15,836	$15,822

Average total loans (exclusive of loans held-for-sale)	$1,505,572	$1,386,487	$1,145,892	$1,495,122	$1,142,439
Net charge-offs / (recoveries) to average loans	0.04%	(0.03)%	0.04%	0.07%	0.04%
Allowance at period end to average loans	1.05%	1.17%	1.38%	1.06%	1.38%

Ending balance: Individually evaluated for impairment	$98	$1,049	$758	$98	$758
Ending balance: Collectively evaluated for impairment	$15,738	$15,109	$15,064	$15,738	$15,064

The coverage ratio of the allowance for loan losses to nonperforming loans was 101.4% as of June 30, 2017, which was greater than the coverage of 101.0% as of December 31, 2016, and 85.9% as of June 30, 2016.  When measured as a percentage of period end loans as of June 30, 2017, total allowance for loan and lease losses dropped to 1.03% of total loans from 1.09% as of December 31, 2016, and decreased from 1.36% of total loans at June 30, 2016.  The total allowance for loan and lease losses as a percent of total period end loans was 1.15% as of June 30, 2017, excluding the loans acquired from the Talmer branch acquisition, which are effectively “reserved” for potential future losses in the remaining $830,000 credit mark component of the purchase accounting discount recorded.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at June 30, 2017, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Loan loss provision increased $750,000 as compared to like quarter of 2016 and was unchanged as compared to fourth quarter of 2016.

Other Real Estate Owned

OREO at June 30, 2017, ended at $11.7 million.  This compares to $11.9 million at December 31, 2016 and $16.3 million at June 30, 2016.  New additions to the OREO portfolio of $204,000 in the second quarter of 2017 were minimal.  Valuation write-downs continued with an expense of $392,000 in the second quarter of 2017, compared to $265,000 in the fourth quarter of 2016 and $489,000 in the second quarter of 2016.  The OREO net book value decreased in the first six months of 2017 due to 15 property sales which provided $3.3 million in total proceeds, and contributed $178,000 in net OREO gains on sale.  In addition, net valuation reserve write-downs of $710,000 on 24 OREO properties were recorded in the first six months of 2017; both of these reductions were partially offset by ten property transfers into OREO from nonaccrual or fixed asset status totaling $3.6 million.

				June 30, 2017
OREO	Quarters Ended			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2017	2016	2016	2016	2016
Beginning balance	$13,481	$14,144	$17,745	(4.7)	(24.0)
Property additions	204	562	586	(63.7)	(65.2)
Less:
Property disposals	1,569	2,525	1,590	(37.9)	(1.3)
Period valuation adjustments	392	265	489	47.9	(19.8)
Total other real estate owned	$11,724	$11,916	$16,252	(1.6)	(27.9)

N/M - Not Meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $5.6 million, or approximately 48.1% of total OREO at June 30, 2017, have been in OREO for five years or more.  The appropriate annual or bi-annual regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(in thousands)	June 30, 2017		December 31, 2016		June 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$986	8%	$225	2%	$2,095	13%
Lots (single family and commercial)	6,305	54%	7,322	61%	9,828	60%
Vacant land	627	5%	636	5%	636	4%
Multi-family	89	1%	264	2%	274	2%
Commercial property	3,717	32%	3,469	30%	3,419	21%
Total OREO properties	$11,724	100%	$11,916	100%	$16,252	100%

				2nd Qtr 2017
Noninterest Income	Quarters Ended			Percent Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2017	2017	2016	2017	2016
Trust income	$1,638	$1,458	$1,502	12.3	9.1
Service charges on deposits	1,615	1,618	1,646	(0.2)	(1.9)
Residential mortgage banking revenue	1,711	1,625	1,611	5.3	6.2
Securities loss, net	(131)	(136)	-	3.7	N/M
Increase in cash surrender value of BOLI	350	359	319	(2.5)	9.7
Debit card interchange income	1,081	975	1,049	10.9	3.1
Gain (loss) on disposal and transfer of fixed assets	12	(2)	-	N/M	N/M
Other income	1,041	1,131	1,150	(8.0)	(9.5)
Total noninterest income	$7,317	$7,028	$7,277	4.1	0.5

N/M - Not Meaningful

Of the noninterest income categories, trust income experienced the largest increases on both a linked quarter and year over year basis, as shown above, primarily due to favorable market conditions and an expanded clientele.  Debit card interchange income also improved slightly compared to first quarter 2017, due to increased customer volumes. Residential mortgage banking income also experienced fluctuations on both a linked quarter and year over year basis, as shown above, primarily due to the variability of mortgage servicing rights (“MSR”) valuations stemming from a rising interest rate environment in late 2016 and the second quarter of 2017.  MSR valuation losses of $429,000 were recorded in the second quarter of 2017, as compared to MSR losses of $133,000 in the first quarter of 2017, and MSR losses of $733,000 in the second quarter of 2016.  Excluding these items, the three quarters presented have minimal variation.

				2nd Qtr 2017
Noninterest Expense	Quarters Ended			Percent Change From
(in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2017	2017	2016	2017	2016
Salaries	$7,972	$8,057	$6,999	(1.1)	13.9
Bonus	854	465	452	83.7	88.9
Benefits and other	1,719	2,051	1,363	(16.2)	26.1
Total salaries and employee benefits	10,545	10,573	8,814	(0.3)	19.6
Occupancy, furniture and equipment expense	1,462	1,566	1,346	(6.6)	8.6
Computer and data processing	1,112	1,090	1,063	2.0	4.6
FDIC insurance	165	148	362	11.5	(54.4)
General bank insurance	264	270	272	(2.2)	(2.9)
Amortization of core deposit intangible asset	25	25	-	-	N/M
Advertising expense	452	386	435	17.1	3.9
Debit card interchange expense	399	349	620	14.3	(35.6)
Legal fees	184	104	191	76.9	(3.7)
Other real estate owned expense, net	539	709	879	(24.0)	(38.7)
Other expense	2,839	2,834	2,718	0.2	4.5
Total noninterest expense	$17,986	$18,054	$16,700	(0.4)	7.7
Efficiency ratio (defined below)	62.87%	67.51%	68.92%

N/M - Not Meaningful

The efficiency ratio shown in the table above is calculated as noninterest expense excluding OREO expenses, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI.

Second quarter 2017 noninterest expense decreased $68,000 from the first quarter of 2017, and increased $1.3 million from the second quarter of 2016. These variances are primarily due to certain one-time salaries and employee benefits expenses recorded in the 2017 quarters.  The second quarter of 2017 included a one-time cost incurred related to executive relocation and recruitment of $294,000, as well as higher levels of employee insurance costs as compared to the prior year.  The first quarter of 2017 included $298,000 for an executive salary continuation agreement upon retirement, $276,000 related to a deferred loan costs adjustment, and $440,000 related to higher than anticipated employee health insurance premium accruals.  Also, the addition of nine full time equivalent employees due to the Talmer branch acquisition in late 2016 increased the quarterly 2017 noninterest expense over the June 30, 2016, quarter.

Other expenses have minimal fluctuations, as continued efficiencies with operational processes have contributed to maintaining the majority of noninterest expense components with insignificant variation.

Income Taxes

The Company recorded a tax expense of $2.1 million on $7.6 million pre-tax income for the second quarter of 2017.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  The effective tax rate for the second quarter of 2017 was 27.9%, a decrease from 31.5% in the first quarter of 2017.  The full quarter impact of the tax exempt securities growth in the first quarter of 2017 was the primary driver of the decrease, as well as a more modest impact from vested stock option tax benefits being recorded as a direct credit to income tax expense.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through June 30, 2017.  The Company has no valuation reserve on the deferred tax assets as of June 30, 2017.

Financial Condition

Total assets increased $92.3 million from $2.25 billion as of December 31, 2016, to $2.34 billion at June 30, 2017, due primarily to securities and loan growth, and to a lesser extent, cash on hand.  Total securities increased $36.4 million, which were funded by significant deposit growth and FHLBC advances.  Cash and cash equivalents increased $3.8 million, or 8.0%, while loans increased $60.8 million, or 4.1%, when compared to December 31, 2016.

				June 30, 2017
Securities	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2017	2016	2016	2016	2016
Securities available-for-sale, at fair value
U.S. government agencies	$-	$-	$1,522	N/M	N/M
U.S. government agency mortgage-backed	20,846	41,534	43,646	(49.8)	(52.2)
States and political subdivisions	225,518	68,703	42,621	228.3	429.1
Corporate bonds	12,616	10,630	30,208	18.7	(58.2)
Collateralized mortgage obligations	100,913	170,927	289,225	(41.0)	(65.1)
Asset-backed securities	140,385	138,407	250,959	1.4	(44.1)
Collateralized loan obligations	67,949	101,637	106,370	(33.1)	(36.1)
Total securities	$568,227	$531,838	$764,551	6.8	(25.7)

N/M - Not Meaningful

The securities portfolio ended the second quarter of 2017 at $568.2 million, an increase of $36.4 million from $531.8 million at December 31, 2016, but less than the June 30, 2016 total by $196.3 million.  The total securities held-to-maturity portfolio was reclassified to available-for-sale in the second quarter of 2016 to allow for portfolio restructuring and to fund loan growth.  Available-for-sale purchases during the second quarter of 2017 and year over year periods were primarily tax exempt state and political subdivisions securities, such as revenue bonds and tax anticipation warrants.  This portfolio repositioning was performed to enhance overall asset yield due to the rising interest rate environment.  During the second quarter of 2017 security sales resulted in net realized losses of $131,000, as compared to $193,000 for the fourth quarter of 2016 and none for the second quarter of 2016.

Loans

Total loans were $1.54 billion as of June 30, 2017, an increase of $60.8 million from the total as of December 31, 2016, driven by modest growth in the commercial, real estate-construction and lease financing receivables portfolios.  In addition, a home equity portfolio purchase of $16.7 million from TCF Bank in the second quarter of 2017 resulted in residential real estate loan growth.  Loan portfolio repositioning continued to drive reductions in commercial real estate concentrations, and to grow commercial and lease financing to diversify the portfolio.  Total loans increased $378.5 million from June 30, 2016.

				June 30, 2017
Loans	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2017	2016	2016	2016	2016
Commercial	$256,760	$228,113	$127,709	12.6	101.1
Real estate - commercial	706,103	736,247	600,942	(4.1)	17.5
Real estate - construction	93,661	64,720	22,204	44.7	321.8
Real estate - residential	398,170	377,851	352,595	5.4	12.9
Consumer	2,878	3,237	2,966	(11.1)	(3.0)
Overdraft	316	436	504	(27.5)	(37.3)
Lease financing receivables	70,138	55,451	42,013	26.5	66.9
Other	10,943	11,537	11,127	(5.1)	(1.7)
	1,538,969	1,477,592	1,160,060	4.2	32.7
Net deferred loan costs	678	1,217	1,091	(44.3)	(37.9)
Total loans	$1,539,647	$1,478,809	$1,161,151	4.1	32.6

The quality of the loan portfolio is impacted by not only Company credit decisions but also the economic health of the communities in which the Company operates.  The local economies continue to experience the economic headwinds that have been the subject of extensive discussion on state, national and international levels.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 77.8% of the portfolio as of June 30, 2017, compared to 79.7% of the portfolio as of December 31, 2016.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Deposits and Borrowings

				June 30, 2017
Deposits	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2017	2016	2016	2016	2016
Noninterest bearing demand	$546,463	$513,688	$477,883	6.4	14.4
Savings	265,643	256,159	258,269	3.7	2.9
NOW accounts	429,205	419,417	378,622	2.3	13.4
Money market accounts	276,867	275,273	265,685	0.6	4.2
Certificates of deposit of less than $100,000	221,806	228,993	231,862	(3.1)	(4.3)
Certificates of deposit of $100,000 through $250,000	115,279	110,992	108,047	3.9	6.7
Certificates of deposit of more than $250,000	54,882	62,263	61,757	(11.9)	(11.1)
Total deposits	$1,910,145	$1,866,785	$1,782,125	2.3	7.2

Total deposits were $1.91 billion on June 30, 2017, which reflects a $43.4 million increase from total deposits of $1.87 billion as of December 31, 2016, and $1.78 billion as of June 30, 2016.  Total noninterest bearing demand and NOW accounts experienced increases of $42.6 million, or 4.6%, in volumes for the first six months of 2017, while certificates of deposit reflected a decrease of $10.3 million, or 2.6%, for the same period.  Growth in deposits in the second quarter of 2017 was attributed to seasonal tax refunds, as well as strong commercial demand deposit growth stemming from seasonal and operational funds increases.

In addition to deposits, the Bank obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $36.4 million at June 30, 2017, an increase from $25.7 million at December 31, 2016.  The Bank also recorded an advance of $75.0 million from Federal Home Loan Bank of Chicago at June 30, 2017, as compared to $70.0 million at December 31, 2016.

The Company is indebted on senior notes totaling $44.0 million, net of deferred issuance costs, which were issued in the fourth quarter of 2016.  These notes mature in December 2026, and include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.6 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II.  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on debt of 4.34%, as compared to the rate paid prior to June 15,  2017, of 6.77%.

Capital

As of June 30, 2017, total stockholders’ equity was $191.1 million, which was an increase of $15.9 million from $175.2 million as of December 31, 2016.  This increase is directly attributable to three months of increased net income and reduced accumulated other comprehensive net loss, offset slightly by $592,000 of dividends paid to common shareholders in 2017.

In 2015, the Company redeemed all outstanding shares of the Company’s Series B preferred stock; as of September 30, 2015, no shares of the Series B Stock remained outstanding.    After this redemption, the Company’s total stockholders’ equity continues to include $4.8 million to reflect the value of a ten year warrant to purchase shares of its common stock, with an exercise price of $13.43 per share, issued in January 2009 as part of the original Series B issuance.  A discussion of the 2009 issuance, including this warrant, is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended December 31, 2016, under the heading “Capital.

The Company’s non-GAAP tangible common equity to tangible assets ratio was 7.80% at June 30, 2017, compared to 7.76% at June 30, 2016.

	(unaudited)
	As of June 30,	As of December 31,	As of June 30,
(in thousands)	2017	2016	2016

Tier 1 capital
Total equity	$191,130	$175,210	$167,621
Tier 1 adjustments:
Trust preferred securities allowed	52,099	47,997	47,069
Cumulative other comprehensive loss	2,668	8,762	8,083
Disallowed intangible assets	(8,849)	(8,761)	-
Disallowed deferred tax assets	(28,651)	(31,220)	(34,497)
Tier 1 capital	$208,397	$191,988	$188,276

Tangible common equity
Total Equity	$191,130	$175,210	$167,621
Less: Intangible assets	8,849	8,761	-
Tangible common equity	$182,281	$166,449	$167,621

Tangible assets
Total assets	$2,343,441	$2,251,188	$2,159,774
Less: Goodwill and intangible assets	8,849	8,761	-
Tangible assets	$2,334,592	$2,242,427	$2,159,774

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

Net cash inflows from operating activities were $34.3 million during the first six months of 2017, compared with net cash inflows of $7.7 million in the same period in 2016.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first six months of 2017 and outflows in the same period in 2016.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the first six months of 2017 and outflows for the first six months of 2016.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $88.7 million in the first six months of 2017, compared to net cash outflows of $74.3 million in the same period in 2016.  In the first six months of 2017, securities transactions accounted for net outflows of $27.0 million, and net principal disbursed on loans accounted for net outflows of $64.6 million.  In the first six months of 2016, securities transactions accounted for net outflows of $48.0 million, and net principal disbursed on loans accounted for net outflows of $28.8 million.  Proceeds from sales of OREO accounted for $3.3 million and $3.0 million in investing cash inflows for the first six months of 2017 and 2016, respectively.

Net cash inflows from financing activities in the first six months of 2017 were $58.1 million, compared with net cash inflows of $66.6 million in the first six months of 2016.  Net deposit inflows in the first six months of 2017 were $43.4 million compared to net deposit inflows of $23.0 million in the first six months of 2016.  Other short-term borrowings had net cash inflows related to FHLBC advances of $5.0 million in the first six months of 2017 and inflows of $35.0 million in the first six months of 2016.  Changes in securities sold under repurchase agreements accounted for $10.6 million and $9.1 million in net inflows in the first six months of 2017 and 2016, respectively.

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

In June 2017, the Federal Reserve raised short-term interest rates by 0.25%.  Although a great deal of domestic and international economic uncertainty remains, there is general market expectation that the Federal Reserve may move short-term interest rates higher in the latter half of 2017.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials have indicated they may end reinvestment in their securities portfolio sometime in 2017, which could result in increases in long-term rates.  The Company manages interest rate risk within guidelines established by a policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures estimated at June 30, 2017, and December 31, 2016, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 2.0% or more, a situation that continues to date.  As of December 31, 2016, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise.  The gains in the rising rate scenarios as of June 2017 were somewhat less compared to December 2016, largely due to continued changes in the investment portfolio.  A large amount of fixed-rate securities issued by state and political subdivisions was purchased during first and second quarter, while the company experienced significant amounts of calls within its collatereralized loan obligations portfolio, which is comprised of adjustable rate securities.  However, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal funds rates and the Bank’s prime rate rose 0.25% in June of 2017, to 1.25% and 4.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5% and 1%, and an increase of 2% assuming no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2017
Dollar change	$(4,487)	$(2,122)	$1,043	$2,196	$4,413
Percent change	(5.9)%	(26.0)%	1.4%	2.9%	5.8%

December 31, 2016
Dollar change	$(4,404)	$(2,141)	$1,145	$2,406	$4,866
Percent change	(6.6)%	(3.2)%	1.7%	3.6%	7.3%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1	Offer letter, dated April 3, 2017, between the Company and Bradley Adams.

10.2	Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams.

12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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
Bradley S. Adams
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

DATE: August 7, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer letter, dated April 3, 2017, between the Company and Bradley Adams.

10.2	Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams.

12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.