Form 10-Q
period 2017-09-30
OLD SECOND BANCORP INC
filed 2017-11-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐        No ☒

As of November 3, 2017, the Registrant had 29,627,086 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$32,772	$33,805
Interest bearing deposits with financial institutions	14,730	13,529
Cash and cash equivalents	47,502	47,334
Securities available-for-sale, at fair value	533,484	531,838
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	10,393	7,918
Loans held-for-sale	1,641	4,918
Loans	1,594,191	1,478,809
Less: allowance for loan losses	16,465	16,158
Net loans	1,577,726	1,462,651
Premises and equipment, net	37,971	38,977
Other real estate owned	9,024	11,916
Mortgage servicing rights, net	6,684	6,489
Goodwill and core deposit intangible	8,944	9,018
Bank-owned life insurance ("BOLI")	61,403	60,332
Deferred tax assets, net	42,394	53,464
Other assets	23,241	16,333
Total assets	$2,360,407	$2,251,188

Liabilities
Deposits:
Noninterest bearing demand	$556,874	$513,688
Interest bearing:
Savings, NOW, and money market	947,969	950,849
Time	384,272	402,248
Total deposits	1,889,115	1,866,785
Securities sold under repurchase agreements	26,853	25,715
Other short-term borrowings	125,000	70,000
Junior subordinated debentures	57,627	57,591
Senior notes	44,033	43,998
Other liabilities	17,016	11,889
Total liabilities	2,159,644	2,075,978

Stockholders’ Equity
Common stock	34,626	34,534
Additional paid-in capital	117,458	116,653
Retained earnings	145,767	129,005
Accumulated other comprehensive loss	(632)	(8,762)
Treasury stock	(96,456)	(96,220)
Total stockholders’ equity	200,763	175,210
Total liabilities and stockholders’ equity	$2,360,407	$2,251,188

	September 30, 2017	December 31, 2016
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,625,734	34,534,234
Shares outstanding	29,627,086	29,556,216
Treasury shares	4,998,648	4,978,018

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$18,208	$13,496	$52,202	$39,593
Loans held-for-sale	34	48	95	115
Securities:
Taxable	2,424	3,954	7,994	12,547
Tax exempt	1,628	180	4,188	579
Dividends from FHLBC and FRBC stock	94	83	271	251
Interest bearing deposits with financial institutions	37	64	91	98
Total interest and dividend income	22,425	17,825	64,841	53,183
Interest expense
Savings, NOW, and money market deposits	239	193	695	577
Time deposits	1,077	931	3,081	2,622
Other short-term borrowings	224	23	482	69
Junior subordinated debentures	930	1,084	3,073	3,251
Senior notes	672	-	2,017	-
Subordinated debt	-	245	-	727
Notes payable and other borrowings	-	2	-	6
Total interest expense	3,142	2,478	9,348	7,252
Net interest and dividend income	19,283	15,347	55,493	45,931
Provision for loan losses	300	-	1,050	-
Net interest and dividend income after provision for loan losses	18,983	15,347	54,443	45,931
Noninterest income
Trust income	1,468	1,403	4,564	4,274
Service charges on deposits	1,722	1,756	4,955	4,961
Secondary mortgage fees	195	322	594	795
Mortgage servicing rights mark to market loss	(194)	(147)	(756)	(1,921)
Mortgage servicing income	451	437	1,330	1,280
Net gain on sales of mortgage loans	1,095	2,177	3,715	5,031
Securities gain (loss), net	102	(1,959)	(165)	(2,020)
Increase in cash surrender value of BOLI	362	383	1,071	987
Debit card interchange income	1,075	1,013	3,131	3,009
Gain (loss) on disposal and transfer of fixed assets, net	-	-	10	(1)
Other income	1,567	1,209	3,739	3,751
Total noninterest income	7,843	6,594	22,188	20,146
Noninterest expense
Salaries and employee benefits	10,049	9,014	31,167	26,854
Occupancy, furniture and equipment	1,482	1,500	4,510	4,427
Computer and data processing	1,081	1,105	3,283	3,093
FDIC insurance	199	228	512	793
General bank insurance	246	269	780	839
Amortization of core deposit intangible	24	-	74	-
Advertising expense	255	430	1,093	1,212
Debit card interchange expense	285	363	1,033	1,186
Legal fees	162	242	450	594
Other real estate expense, net	680	426	1,928	2,043
Other expense	2,455	3,005	8,128	8,505
Total noninterest expense	16,918	16,582	52,958	49,546
Income before income taxes	9,908	5,359	23,673	16,531
Provision for income taxes	1,831	1,860	6,023	5,865
Net income	$8,077	$3,499	$17,650	$10,666

Basic earnings per share	$0.27	$0.12	$0.60	$0.36
Diluted earnings per share	0.27	0.12	0.59	0.36

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$8,077	$3,499	$17,650	$10,666

Unrealized holding gains (losses) on available-for-sale securities arising during the period	2,971	(616)	13,798	5,151
Related tax (expense) benefit	(1,191)	237	(5,516)	(2,071)
Holding gains (losses) after tax on available-for-sale securities	1,780	(379)	8,282	3,080

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	102	(1,959)	(165)	(2,020)
Income tax (expense) benefit on net realized gains (losses)	(42)	782	64	807
Net realized gains (losses) after tax	60	(1,177)	(101)	(1,213)
Other comprehensive income on available-for-sale securities	1,720	798	8,383	4,293

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	-	-	-	5,939
Related tax expense	-	-	-	(2,446)
Other comprehensive income on held-to-maturity securities	-	-	-	3,493

Changes in fair value of derivatives used for cashflow hedges	19	(254)	(445)	(4,278)
Related tax benefit	8	102	192	1,714
Other comprehensive income (loss) on cashflow hedges	27	(152)	(253)	(2,564)

Total other comprehensive income	1,747	646	8,130	5,222
Total comprehensive income	$9,824	$4,145	$25,780	$15,888

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$17,650	$10,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of leasehold improvements	1,760	1,682
Change in fair value of mortgage servicing rights	756	1,921
Loan loss reserve	1,050	-
Provision for deferred tax expense	5,682	5,476
Originations of loans held-for-sale	(113,077)	(147,187)
Proceeds from sales of loans held-for-sale	119,059	150,247
Net gain on sales of mortgage loans	(3,715)	(5,031)
Net discount accretion of purchase accounting adjustment on loans	(1,115)	-
Change in current income taxes receivable	111	300
Increase in cash surrender value of BOLI	(1,071)	(987)
Change in accrued interest receivable and other assets	(6,849)	(2,659)
Change in accrued interest payable and other liabilities	4,571	(246)
Net premium amortization/discount (accretion) on securities	1,320	(517)
Securities losses, net	165	2,020
Amortization of core deposit	74	-
Amortization of junior subordinated debentures issuance costs	36	36
Amortization of senior notes issuance costs	77	-
Stock based compensation	897	482
Net gain on sale of other real estate owned	(454)	(316)
Provision for other real estate owned losses	1,630	1,305
Net (gain) loss on disposal and transfer of fixed assets	(10)	1
Net cash provided by operating activities	28,547	17,193
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	105,327	62,868
Proceeds from sales of securities available-for-sale	152,476	271,374
Purchases of securities available-for-sale	(246,971)	(153,252)
Proceeds from maturities and calls including pay down of securities held-to-maturity	-	3,372
Net disbursements/proceeds from (purchases) sales of FHLBC stock	(2,475)	600
Net change in loans	(118,711)	(71,600)
Improvements in other real estate owned	-	(16)
Proceeds from sales of other real estate owned, net of participation purchase	5,512	5,247
Proceeds from disposition of premises and equipment	13	-
Net purchases of premises and equipment	(852)	(1,163)
Net cash used in (provided by) investing activities	(105,681)	117,430
Cash flows from financing activities
Net change in deposits	22,330	18,296
Net change in securities sold under repurchase agreements	1,138	12,536
Net change in other short-term borrowings	55,000	(15,000)
Payment of senior note issuance costs	(42)	-
Dividends paid on common stock	(888)	(592)
Purchase of treasury stock	(236)	(254)
Net cash provided by financing activities	77,302	14,986
Net change in cash and cash equivalents	168	149,609
Cash and cash equivalents at beginning of period	47,334	40,338
Cash and cash equivalents at end of period	$47,502	$189,947

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	(unaudited)
	Nine Months Ended September 30,
Supplemental cash flow information	2017	2016
Income taxes paid, net	$230	$160
Interest paid for deposits	3,802	3,142
Interest paid for borrowings	4,890	4,021
Non-cash transfer of loans to other real estate owned	3,701	1,223
Non-cash transfer of premises to other real estate owned	95	-
Non-cash transfer of securities held-to-maturity to securities available-for-sale	-	244,823

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2015	$34,427	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income			10,666			10,666
Other comprehensive income, net of tax				5,222		5,222
Dividends declared and paid			(592)			(592)
Vesting of restricted stock	106	(106)				-
Tax effect from vesting of restricted stock		174				174
Stock based compensation		482				482
Purchase of treasury stock					(254)	(254)
Balance, September 30, 2016	$34,533	$116,468	$124,283	$(7,437)	$(96,220)	$171,627

Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			17,650			17,650
Other comprehensive income, net of tax				8,130		8,130
Dividends declared and paid			(888)			(888)
Vesting of restricted stock	92	(92)				-
Stock based compensation		897				897
Purchase of treasury stock					(236)	(236)
Balance, September 30, 2017	$34,626	$117,458	$145,767	$(632)	$(96,456)	$200,763

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Table amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2016.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was included which created a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will affect lessees primarily, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08 “Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).”  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium is required to be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company adopted ASU 2017-08 as a change in accounting principle in the third quarter of 2017 on a modified retrospective basis, which required the Company to reflect its adoption effective January 1, 2017.  The effect of amortizing the premium over a shorter period negatively impacted the net interest margin for the first nine months of 2017, and will continue to decrease future quarterly net interest income by approximately 10 basis points a quarter until the premium, which is $25.0 million as of September 30, 2017, is fully amortized. As a result of management’s analysis, the impact of the change in accounting principle as a result of ASU 2017-08 to adjust beginning of year retained earnings was considered insignificant and, accordingly, the impact was adjusted through current period earnings.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The Company plans to adopt ASU 2017-12 on January 1, 2018.   ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

Subsequent Events

On October 17, 2017, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on November 6, 2017, to stockholders of record as of October 27, 2017; dividends of $296,000 were paid to stockholders on November 6, 2017.

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $5.6 million at September 30, 2017, and $3.1 million at December 31, 2016, and is necessary to maintain access to FHLBC advances, which are utilized as a component to meet the Bank’s daily funding needs.  FRBC stock was recorded at $4.8 million at September 30, 2017, and December 31, 2016.

The following table summarizes the amortized cost and fair value of the securities portfolio at September 30, 2017, and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,001	$-	$(11)	$3,990
U.S. government agencies	13,475	15	(39)	13,451
U.S. government agencies mortgage-backed	11,131	18	(119)	11,030
States and political subdivisions	224,648	5,173	(789)	229,032
Corporate bonds	10,823	20	(266)	10,577
Collateralized mortgage obligations	81,693	228	(1,535)	80,386
Asset-backed securities	134,542	865	(3,648)	131,759
Collateralized loan obligations	52,803	505	(49)	53,259
Total securities available-for-sale	$533,116	$6,824	$(6,456)	$533,484

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	$42,511	$-	$(977)	$41,534
States and political subdivisions	68,718	258	(273)	68,703
Corporate bonds	10,957	9	(336)	10,630
Collateralized mortgage obligations	174,352	374	(3,799)	170,927
Asset-backed securities	146,391	341	(8,325)	138,407
Collateralized loan obligations	102,504	29	(896)	101,637
Total securities available-for-sale	$545,433	$1,011	$(14,606)	$531,838

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2017, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$3,400	2.60%	$3,405
Due after one year through five years	5,846	2.74	5,831
Due after five years through ten years	16,105	2.52	16,057
Due after ten years	227,596	2.98	231,757
	252,947	2.94	257,050
Mortgage-backed and collateralized mortgage obligations	92,824	2.72	91,416
Asset-backed securities	134,542	2.41	131,759
Collateralized loan obligations	52,803	4.38	53,259
Total securities available-for-sale	$533,116	2.91%	$533,484

At September 30, 2017, the Company’s investments include $110.6 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education “DOE”) at not less than 97% of the outstanding principal amount of the loans.    The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the U.S. Department of Education guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $12.3 million, or 10.42%, of outstanding principal.

The Company has invested in securities issued from three originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	September 30, 2017
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,555	$26,505
Towd Point Mortgage Trust	29,544	29,445
Student Loan Marketing Assocation	25,654	25,803

Securities with unrealized losses at September 30, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$11	$3,990	-	$-	$-	1	$11	$3,990
U.S. government agencies	2	39	6,701	-	-	-	2	39	6,701
U.S. government agencies mortgage-backed	2	13	2,089	4	106	4,096	6	119	6,185
States and political subdivisions	7	789	24,843	-	-	-	7	789	24,843
Corporate bonds	-	-	-	3	266	10,078	3	266	10,078
Collateralized mortgage obligations	4	238	21,281	8	1,297	43,684	12	1,535	64,965
Asset-backed securities	1	265	4,293	9	3,383	76,725	10	3,648	81,018
Collateralized loan obligations	1	49	7,948	-	-	-	1	49	7,948
Total securities available-for-sale	18	$1,404	$71,145	24	$5,052	$134,583	42	$6,456	$205,728

	Less than 12 months			12 months or more
December 31, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	11	$957	$40,636	1	$20	$898	12	$977	$41,534
States and political subdivisions	12	273	35,241	-	-	-	12	273	35,241
Corporate bonds	1	183	4,817	2	153	5,328	3	336	10,145
Collateralized mortgage obligations	16	3,402	117,752	7	397	18,109	23	3,799	135,861
Asset-backed securities	4	328	17,604	12	7,997	107,112	16	8,325	124,716
Collateralized loan obligations	-	-	-	12	896	81,613	12	896	81,613
Total securities available-for-sale	44	$5,143	$216,050	34	$9,463	$213,060	78	$14,606	$429,110

Recognition of other-than-temporary impairment was not necessary in the three and nine months ended September 30, 2017 or 2016.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the quarters and nine months ended September 30, 2017 and 2016.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2017	2016	2017	2016
Gross realized gains on securities	$474	$1,380	$911	$1,518
Gross realized losses on securities	(371)	(3,339)	(1,076)	(3,538)
Securities realized gains (losses), net	$103	$(1,959)	$(165)	$(2,020)

The majority of the net realized losses in the prior year were incurred to meet the funding needs related to the Talmer branch acquisition in late 2016.

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2017	December 31, 2016
Commercial	$257,356	$228,113
Leases	69,305	55,451
Real estate - commercial	739,136	736,247
Real estate - construction	94,868	64,720
Real estate - residential	419,583	377,851
Consumer	2,770	3,237
Other[1]	10,550	11,973
	1,593,568	1,477,592
Net deferred loan costs	623	1,217
Total loans	$1,594,191	$1,478,809

1 The “Other” class includes overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 78.6% and 79.7% of the portfolio at September 30, 2017, and December 31, 2016, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
September 30, 2017	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$-	$89	$-	$89	$257,060	$207	$257,356	$-
Leases	-	685	149	834	68,275	196	69,305	156
Real estate - commercial
Owner occupied general purpose	253	-	537	790	154,429	457	155,676	561
Owner occupied special purpose	513	-	-	513	172,866	359	173,738	-
Non-owner occupied general purpose	649	-	-	649	251,933	1,165	253,747	-
Non-owner occupied special purpose	-	248	-	248	93,498	-	93,746	-
Retail properties	-	-	-	-	45,149	1,113	46,262	-
Farm	-	-	383	383	15,584	-	15,967	387
Real estate - construction
Homebuilder	-	-	-	-	2,644	-	2,644	-
Land	-	-	-	-	3,235	-	3,235	-
Commercial speculative	-	-	-	-	34,817	-	34,817	-
All other	63	-	-	63	53,904	205	54,172	-
Real estate - residential
Investor	-	-	-	-	52,361	492	52,853	-
Multifamily	-	-	-	-	117,544	4,757	122,301	-
Owner occupied	40	-	-	40	124,414	4,127	128,581	-
Revolving and junior liens	732	22	100	854	113,956	1,038	115,848	103
Consumer	2	-	-	2	2,760	8	2,770	-
Other[1]	1	-	-	1	11,172	-	11,173	-
Total	$2,253	$1,044	$1,169	$4,466	$1,575,601	$14,124	$1,594,191	$1,207

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$57	$74	$-	$131	$227,742	$240	$228,113	$-
Leases	-	286		286	54,799	366	55,451
Real estate - commercial
Owner occupied general purpose	758	-	-	758	135,599	879	137,236	-
Owner occupied special purpose	-	-	-	-	177,755	385	178,140	-
Non-owner occupied general purpose	667	379	-	1,046	229,315	1,930	232,291	-
Non-owner occupied special purpose	-	-	-	-	118,052	1,013	119,065	-
Retail properties	-	-	-	-	53,474	1,179	54,653	-
Farm	1,353	-	-	1,353	13,509	-	14,862	-
Real estate - construction
Homebuilder	-	-	-	-	3,883	-	3,883	-
Land	-	-	-	-	3,029	-	3,029	-
Commercial speculative	-	-	-	-	22,654	74	22,728	-
All other	364	-	-	364	34,509	207	35,080	-
Real estate - residential
Investor	237	-	-	237	54,924	936	56,097	-
Multifamily	-	-		-	96,502	-	96,502
Owner occupied	274	-	-	274	116,900	6,452	123,626	-
Revolving and junior liens	225	405	-	630	99,374	1,622	101,626	-
Consumer	10	36	-	46	3,191	-	3,237	-
Other[1]	14	-	-	14	13,176	-	13,190	-
Total	$3,959	$1,180	$-	$5,139	$1,458,387	$15,283	$1,478,809	$-

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans were as follows:

September 30, 2017		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$245,603	$11,371	$382	$-	$257,356
Leases	68,274	-	1,031	-	69,305
Real estate - commercial
Owner occupied general purpose	153,039	1,274	1,363	-	155,676
Owner occupied special purpose	172,216	1,163	359	-	173,738
Non-owner occupied general purpose	250,497	2,085	1,165	-	253,747
Non-owner occupied special purpose	90,113	-	3,633	-	93,746
Retail Properties	43,922	1,227	1,113	-	46,262
Farm	13,472	-	2,495	-	15,967
Real estate - construction
Homebuilder	2,644	-	-	-	2,644
Land	3,235	-	-	-	3,235
Commercial speculative	34,817	-	-	-	34,817
All other	52,898	894	380	-	54,172
Real estate - residential
Investor	52,205	-	648	-	52,853
Multifamily	117,544	-	4,757	-	122,301
Owner occupied	123,600	563	4,418	-	128,581
Revolving and junior liens	113,871	-	1,977	-	115,848
Consumer	2,762	-	8	-	2,770
Other	11,173	-	-	-	11,173
Total	$1,551,885	$18,577	$23,729	$-	$1,594,191

December 31, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$214,028	$11,558	$2,527	$-	$228,113
Leases	53,366	976	1,109		55,451
Real estate - commercial
Owner occupied general purpose	135,503	53	1,680	-	137,236
Owner occupied special purpose	172,353	5,402	385	-	178,140
Non-owner occupied general purpose	229,448	913	1,930	-	232,291
Non-owner occupied special purpose	114,293	-	4,772	-	119,065
Retail Properties	52,207	1,267	1,179	-	54,653
Farm	11,840	1,240	1,782	-	14,862
Real estate - construction
Homebuilder	3,883	-	-	-	3,883
Land	3,029	-	-	-	3,029
Commercial speculative	22,654	-	74	-	22,728
All other	34,696	-	384	-	35,080
Real estate - residential
Investor	55,001	-	1,096	-	56,097
Multifamily	96,502	-	-	-	96,502
Owner occupied	115,831	570	7,225	-	123,626
Revolving and junior liens	99,286	-	2,340	-	101,626
Consumer	3,236	-	1	-	3,237
Other	13,165	25	-	-	13,190
Total	$1,430,321	$22,004	$26,484	$-	$1,478,809

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $1.2 million and $1.8 million in residential real estate loans in the process of foreclosure as of September 30, 2017, and December 31, 2016, respectively.  The Company also had $937,000 and $225,000 in residential real estate included in OREO as of September 30, 2017, and December 31, 2016, respectively.

Impaired loans, which include nonaccrual loans and accruing troubled debt restructurings, by class of loans for the September 30, 2017 periods listed were as follows:

				Nine Months Ended
	As of September 30, 2017			September 30, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$207	$360	$-	$123	$-
Leases	196	227	-	281	-
Commercial real estate
Owner occupied general purpose	457	495	-	1,169	-
Owner occupied special purpose	359	509	-	372	-
Non-owner occupied general purpose	1,218	1,592	-	1,481	2
Non-owner occupied special purpose	-	-	-	507	-
Retail properties	1,113	1,199	-	1,146	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	37	-
All other	205	231	-	206	-
Residential
Investor	1,374	1,627	-	1,607	36
Multifamily	4,757	4,965	-	2,379	-
Owner occupied	8,150	9,524	-	8,987	119
Revolving and junior liens	1,991	2,173	-	2,237	27
Consumer	8	8	-	104	-
Total impaired loans with no recorded allowance	20,035	22,910	-	20,636	184

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	123	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Multifamily	-	-	-	-	-
Owner occupied	-	-	-	402	-
Revolving and junior liens	51	51	6	26	2
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	51	51	6	551	2
Total impaired loans	$20,086	$22,961	$6	$21,187	$186

Impaired loans by class of loans as of December 31, 2016, and for the nine months ended September 30, 2016, were as follows:

				Nine Months Ended
	As of December 31, 2016			September 30, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$240	$388	$-	$326	$-
Leases	366	371	-	-	-
Commercial real estate
Owner occupied general purpose	1,881	2,131	-	2,412	66
Owner occupied special purpose	385	518	-	580	-
Non-owner occupied general purpose	1,744	2,010	-	1,655	2
Non-owner occupied special purpose	1,013	1,649	-	506	-
Retail properties	1,179	1,235	-	990	-
Farm	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	74	81	-	80	-
All other	207	221	-	-	-
Residential
Investor	1,841	2,308	-	1,864	35
Multifamily	-	-	-	-	-
Owner occupied	9,824	11,391	-	9,916	120
Revolving and junior liens	2,484	3,018	-	2,527	9
Consumer	-	-	-	-	-
Total impaired loans with no recorded allowance	21,238	25,321	-	21,492	232

With an allowance recorded
Commercial	-	-	-	2	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	246	595	246	132	31
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	-	-	-	-	-
Multifamily	-	-	-	-	-
Owner occupied	803	853	803	356	-
Revolving and junior liens	-	-	-	23	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	1,049	1,448	1,049	513	31
Total impaired loans	$22,287	$26,769	$1,049	$22,005	$263

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

The specific allocation of the allowance for loan losses for TDRs is determined by calculating the present value of the TDR cash flows by discounting the original payment less an assumption for probability of default at the original note’s issue rate, and adding this amount to the present value of collateral less selling costs.  If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e., specific reserve) as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss.  This method is used consistently for all segments of the portfolio.  The allowance for loan losses also includes an allowance based on a loss migration analysis for each loan category on loans that are not individually evaluated for specific impairment.  All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Quarter Ended September 30, 2017			Nine Months Ended September 30, 2017
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Owner occupied
HAMP[1]	1	$36	$33	1	$36	$33
Other[2]	1	42	42	1	42	42
Revolving and junior liens
HAMP[1]	1	49	49	1	49	49
Other[2]	1	49	33	7	448	418
Total	4	$176	$157	10	$575	$542

	TDR Modifications			TDR Modifications
	Quarter Ended September 30, 2016			Nine Months Ended September 30, 2016
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[2]	-	$-	$-	2	$312	$211
Real estate - residential
Owner occupied
HAMP[1]	-	-	-	1	239	235
Revolving and junior liens
HAMP[1]	-	-		4	469	433
Other[2]	1	70	70	1	70	70
Total	1	$70	$70	8	$1,090	$949

1 HAMP: Home Affordable Modification Program

2 Other: Change of terms from bankruptcy court

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the nine months ended September 30, 2017, and September 30, 2016, for loans that were restructured within the 12 month period prior to default.

Note 5 – Allowance for Loan Losses

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and nine months ended September 30, 2017, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended September 30, 2017
Beginning balance	$2,150	$791	$8,107	$857	$2,576	$848	$507	$15,836
Charge-offs	13	98	22	19	7	82	-	241
Recoveries	6	-	43	11	459	45	6	570
(Release) Provision	(104)	77	505	165	(607)	(1)	265	300
Ending balance	$2,039	$770	$8,633	$1,014	$2,421	$810	$778	$16,465

Nine months ended September 30, 2017
Beginning balance	$1,629	$633	$9,547	$389	$2,692	$833	$435	$16,158
Charge-offs	20	215	300	23	1,178	262	-	1,998
Recoveries	13	-	124	89	850	166	13	1,255
Provision (Release)	417	352	(738)	559	57	73	330	1,050
Ending balance	$2,039	$770	$8,633	$1,014	$2,421	$810	$778	$16,465

Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance: Collectively evaluated for impairment	$2,039	$770	$8,633	$1,014	$2,415	$810	$778	$16,459

Loans:
Ending balance	$257,356	$69,305	$739,136	$94,868	$419,583	$2,770	$11,173	$1,594,191
Ending balance: Individually evaluated for impairment	$207	$196	$3,147	$205	$16,323	$8	$-	$20,086
Ending balance: Collectively evaluated for impairment	$257,149	$69,109	$735,989	$94,663	$403,260	$2,762	$11,173	$1,574,105

Changes in the allowance for loan losses by segment of loans based on method of impairment for three and nine months ended September 30, 2016, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended September 30, 2016
Beginning balance	$1,420	$275	$8,954	$380	$2,933	$862	$998	$15,822
Charge-offs	76	-	792	9	220	100	-	1,197
Recoveries	10	-	27	60	199	57	5	358
Provision (Release)	141	71	753	39	(577)	118	(545)	-
Ending balance	$1,495	$346	$8,942	$470	$2,335	$937	$458	$14,983

Nine months ended September 30, 2016
Beginning balance	$2,041	$55	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	95	13	1,484	9	657	250	-	2,508
Recoveries	22	-	255	71	718	184	18	1,268
(Release) Provision	(473)	304	1,158	143	580	(187)	(1,525)	-
Ending balance	$1,495	$346	$8,942	$470	$2,335	$937	$458	$14,983

Ending balance: Individually evaluated for impairment	$-	$-	$264	$-	$250	$-	$-	$514
Ending balance: Collectively evaluated for impairment	$1,495	$346	$8,678	$470	$2,085	$937	$458	$14,469

Loans:
Ending balance	$136,819	$47,215	$617,280	$28,786	$357,846	$3,325	$11,581	$1,202,852
Ending balance: Individually evaluated for impairment	$583	$-	$8,426	$76	$14,038	$-	$-	$23,123
Ending balance: Collectively evaluated for impairment	$136,236	$47,215	$608,854	$28,710	$343,808	$3,325	$11,581	$1,179,729

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2017	2016	2017	2016
Balance at beginning of period	$11,724	$16,252	$11,916	$19,141
Property additions	176	255	3,796	1,223
Property improvements	-	4	-	16
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,956	2,002	5,058	4,931
Period valuation adjustments	920	365	1,630	1,305
Balance at end of period	$9,024	$14,144	$9,024	$14,144

Activity in the valuation allowance was as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$8,304	$13,377	$9,982	$14,127
Provision for unrealized losses	920	365	1,630	1,305
Reductions taken on sales	(421)	(488)	(2,809)	(2,178)
Balance at end of period	$8,803	$13,254	$8,803	$13,254

Expenses related to OREO, net of lease revenue includes:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gain on sales, net	$(276)	$(249)	$(454)	$(316)
Provision for unrealized losses	920	365	1,630	1,305
Operating expenses	221	361	1,037	1,217
Less:
Lease revenue	185	51	285	163
Net OREO expense	$680	$426	$1,928	$2,043

Note 7 – Deposits

Major classifications of deposits were as follows:

	September 30, 2017	December 31, 2016
Noninterest bearing demand	$556,874	$513,688
Savings	260,268	256,159
NOW accounts	417,054	419,417
Money market accounts	270,647	275,273
Certificates of deposit of less than $100,000	219,152	228,993
Certificates of deposit of $100,000 through $250,000	114,373	110,992
Certificates of deposit of more than $250,000	50,747	62,263
Total deposits	$1,889,115	$1,866,785

Note 8 – Borrowings

The following table is a summary of borrowings as of September 30, 2017, and December 31, 2016.  Junior subordinated debentures are discussed in detail in Note 9:

	September 30, 2017	December 31, 2016
Securities sold under repurchase agreements	$26,853	$25,715
FHLBC advances[1]	125,000	70,000
Junior subordinated debentures	57,627	57,591
Senior notes	44,033	43,998
Total borrowings	$253,513	$197,304

1 Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $26.9 million at September 30, 2017, and $25.7 million at December 31, 2016.  The fair value of the pledged collateral was $41.5 million at September 30, 2017 and $43.0 million at December 31, 2016.  At September 30, 2017, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2017, the Bank had $125.0 million in advances outstanding under the FHLBC as compared to $70.0 million outstanding as of December 31, 2016. As of September 30, 2017, FHLBC stock held was valued at $5.6 million, and any potential FHLBC advances were collateralized by securities with a fair value of $87.4 million and loans with a principal balance of $251.3 million, which carried a FHLBC calculated combined collateral value of $273.8 million.  The Company had excess collateral of $74.5 million available to secure borrowings at September 30, 2017.

The Company completed a debt retirement and simultaneous senior debt offering in the fourth quarter of 2016.  Subordinated debt of $45.0 million and $500,000 of senior notes outstanding were paid off with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Debt issuance costs incurred for the senior notes issuance totaled $1.0 million, and are being deferred and recorded to expense over the ten year term of the notes.  The unamortized costs are included as a reduction to the balance of the senior notes on the Consolidated Balance Sheet.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter. The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.30% as of September 30, 2017, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2017, and December 31, 2016, unamortized debt issuance costs related to the junior subordinated debentures were

$752,000 and $787,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2017, 453,209 shares remained available for issuance under the 2014 Plan.

There were no stock options granted or exercised in the third quarter of 2017 and 2016.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the nine months ended September 30, 2017, is as follows:

Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value

Beginning outstanding	94,500	$25.82	-	-
Canceled	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Ending outstanding	94,500	$25.82	0.3	$-

Exercisable at end of period	94,500	$25.82	0.3	$-

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

There were 161,500 restricted awards issued under the 2014 Plan during the nine months ended September 30, 2017.  There were 130,000 restricted awards issued during the nine months ended September 30, 2016.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $925,100 and $485,000 in the first nine months of 2017 and 2016, respectively.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2017, is as follows:

	September 30, 2017
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Nonvested at January 1	409,000	$5.89
Granted	161,500	11.04
Vested	(91,500)	5.07
Forfeited	(14,000)	7.53
Nonvested at September 30	465,000	$7.79

Total unrecognized compensation cost of restricted awards was $2.0 million as of September 30, 2017, which is expected to be recognized over a weighted-average period of 2.11 years.  Total unrecognized compensation cost of restricted awards was $1.1 million as of September 30, 2016, which was expected to be recognized over a weighted-average period of 1.99 years.

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of September 30 (in thousands except for share and per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Weighted-average common shares outstanding	29,627,086	29,554,716	29,591,811	29,524,796
Net income	$8,077	$3,499	$17,650	$10,666
Basic earnings per share	$0.27	$0.12	$0.60	$0.36
Diluted earnings per share:
Weighted-average common shares outstanding	29,627,086	29,554,716	29,591,811	29,524,796
Dilutive effect of nonvested restricted awards[1]	473,967	282,228	425,081	303,221
Dilutive effect of stock options	2,556	1,238	2,473	413
Diluted average common shares outstanding	30,103,609	29,838,182	30,019,365	29,828,430
Net Income	$8,077	$3,499	$17,650	$10,666
Diluted earnings per share	$0.27	$0.12	$0.59	$0.36

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	900,839	967,339	900,839	977,426

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of September 30, 2017, and September 30, 2016, because the warrant was anti-dilutive.  Of note, the ten year warrant was issued in 2009, and was sold at auction by the Treasury in June 2013 to a third party investor.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2017, the Bank exceeded those thresholds.

At September 30, 2017, the Bank’s Tier 1 capital leverage ratio was 10.63%, an increase of 39 basis point from December 31, 2016, and is well above the 8.00% objective.  The Bank’s total capital ratio was 13.52%, an increase of 7 basis points from December 31, 2016, and also modestly above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2017, and December 31, 2016.

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

At September 30, 2017, and December 31, 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$170,622	8.88%	$110,482	5.750%	N/A	N/A
Old Second Bank	243,109	12.67	110,330	5.750	$124,720	6.50%
Total capital to risk weighted assets
Consolidated	239,269	12.46	177,627	9.250	N/A	N/A
Old Second Bank	259,569	13.52	177,590	9.250	191,989	10.00
Tier 1 capital to risk weighted assets
Consolidated	221,579	11.54	139,207	7.250	N/A	N/A
Old Second Bank	243,109	12.67	139,111	7.250	153,502	8.00
Tier 1 capital to average assets
Consolidated	221,579	9.69	91,467	4.00	N/A	N/A
Old Second Bank	243,109	10.63	91,480	4.00	114,350	5.00

December 31, 2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$154,537	8.76%	$90,411	5.125%	N/A	N/A
Old Second Bank	221,153	12.53	90,456	5.125	$114,724	6.50%
Total capital to risk weighted assets
Consolidated	216,769	12.29	152,126	8.625	N/A	N/A
Old Second Bank	237,306	13.45	152,176	8.625	176,436	10.00
Tier 1 capital to risk weighted assets
Consolidated	191,988	10.88	116,904	6.625	N/A	N/A
Old Second Bank	221,153	12.53	116,930	6.625	141,199	8.00
Tier 1 capital to average assets
Consolidated	191,988	8.90	86,287	4.00	N/A	N/A
Old Second Bank	221,153	10.24	86,388	4.00	107,985	5.00

1  As of September 30, 2017, amounts are shown inclusive of a capital conservation buffer of 1.25%; as compared to December 31, 2016, of 0.625%.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2017, and December 31, 2016, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,990	$-	$-	$3,990
U.S. government agencies	-	13,451	-	13,451
U.S. government agencies mortgage-backed	-	11,030	-	11,030
States and political subdivisions	-	216,672	12,360	229,032
Corporate bonds	-	10,577	-	10,577
Collateralized mortgage obligations	-	77,894	2,492	80,386
Asset-backed securities	-	131,759	-	131,759
Collateralized loan obligations	-	53,259	-	53,259
Loans held-for-sale	-	1,641	-	1,641
Mortgage servicing rights	-	-	6,684	6,684
Interest rate swap agreements	-	128	-	128
Mortgage banking derivatives	-	289	-	289
Total	$3,990	$516,700	$21,536	$542,226

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,566	$-	$1,566
Total	$-	$1,566	$-	$1,566

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$41,534	$-	$41,534
States and political subdivisions	-	46,477	22,226	68,703
Corporate bonds	-	10,630	-	10,630
Collateralized mortgage obligations	-	167,808	3,119	170,927
Asset-backed securities	-	138,407	-	138,407
Collateralized loan obligations	-	101,637	-	101,637
Loans held-for-sale	-	4,918	-	4,918
Mortgage servicing rights	-	-	6,489	6,489
Interest rate swap agreements	-	673	-	673
Mortgage banking derivatives	-	287	-	287
Total	$-	$512,371	$31,834	$544,205

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,667	$-	$1,667
Total	$-	$1,667	$-	$1,667

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Total gains or losses
Included in earnings (or changes in net assets)	32	-	(354)
Included in other comprehensive income	7	(501)	-
Purchases, issuances, sales, and settlements
Purchases	-	10,994	-
Issuances	-	-	951
Settlements	(666)	(20,359)	(402)
Ending balance September 30, 2017	$2,492	$12,360	$6,684

	Nine Months Ended September 30, 2016
	Securities available-for-sale
	States and	Mortgage
	Political	Servicing
	Subdivisions	Rights
Beginning balance January 1, 2016	$111	$5,847
Transfers out of Level 3	(42)	-
Total gains or losses
Included in earnings (or changes in net assets)	-	(1,394)
Included in other comprehensive income	9	-
Purchases, issuances, sales, and settlements
Issuances	-	1,148
Settlements	(78)	(526)
Ending balance September 30, 2016	$-	$5,075

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2017:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,684	Discounted Cash Flow	Discount Rate	10.0 - 1576.2%	10.2%
			Prepayment Speed	7.0 - 68.3%	10.0%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2016:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,489	Discounted Cash Flow	Discount Rate	10.0 - 17.0%	10.2%
			Prepayment Speed	6.5 - 77.8%	9.6%

In addition to the above, Level 3 fair value measurement included $12.4 million for state and political subdivisions representing various local municipality securities and $2.5 million of collateralized mortgage obligations at September 30, 2017.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at September 30, 2016, was zero; the securities were transferred to Level 3 in the fourth quarter of 2016.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$45	$45
Other real estate owned, net[2]	-	-	9,024	9,024
Total	$-	$-	$9,069	$9,069

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $51,000 and a valuation allowance of $6,000 resulting in a decrease of specific allocations within the allowance for loan losses of $92,000 for the nine months ended September 30, 2017.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $9.0 million, which is made up of the outstanding balance of $18.7 million, net of a valuation allowance of $8.8 million and participations of $900,000 at September 30, 2017.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$-	$-
Other real estate owned, net[2]	-	-	11,916	11,916
Total	$-	$-	$11,916	$11,916

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount and a valuation allowance of $1.0 million, resulting in an increase of specific allocations within the allowance for loan losses of $1.0 million for the year December 31, 2016.

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

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$32,772	$32,772	$32,772	$-	$-
Interest bearing deposits with financial institutions	14,730	14,730	14,730	-	-
Securities available-for-sale	533,484	533,484	3,990	514,642	14,852
FHLBC and FRBC Stock	10,393	10,393	-	10,393	-
Loans held-for-sale	1,641	1,641	-	1,641	-
Loans, net	1,577,726	1,568,457	-	-	1,568,457
Accrued interest receivable	8,669	8,669	-	8,669	-

Financial liabilities:
Noninterest bearing deposits	$556,874	$556,874	$556,874	$-	$-
Interest bearing deposits	1,332,241	1,329,668	-	1,329,668	-
Securities sold under repurchase agreements	26,853	26,853	-	26,853	-
Other short-term borrowings	125,000	125,000	-	125,000	-
Junior subordinated debentures	57,627	59,524	33,320	26,204	-
Senior notes	44,033	46,958	-	46,958	-
Interest rate swap agreements	1,439	1,439	-	1,439	-
Borrowing interest payable	773	773	-	773	-
Deposit interest payable	573	573	-	573	-

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,805	$33,805	$33,805	$-	$-
Interest bearing deposits with financial institutions	13,529	13,529	13,529	-	-
Securities available-for-sale	531,838	531,838	-	506,493	25,345
FHLBC and FRBC Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	4,918	4,918	-	4,918	-
Loans, net	1,462,651	1,453,429	-	-	1,453,429
Accrued interest receivable	5,928	5,928	-	5,928	-

Financial liabilities:
Noninterest bearing deposits	$513,688	$513,688	$513,688	$-	$-
Interest bearing deposits	1,353,097	1,351,000	-	1,351,000	-
Securities sold under repurchase agreements	25,715	25,715	-	25,715	-
Other short-term borrowings	70,000	70,000	-	70,000	-
Junior subordinated debentures	57,591	55,163	32,404	22,759	-
Subordinated debenture	43,998	43,998	-	43,998	-
Interest rate swap agreements	994	994	-	994	-
Borrowing interest payable	202	202	-	202	-
Deposit interest payable	599	599	-	599	-

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of September 30, 2017, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter this transaction given that the Company has trust preferred securities that changed from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	September 30, 2017	December 31, 2016
Notional amount	$25,774	$25,774
Unrealized loss	(1,439)	(994)

Other Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Per contractual requirements with the correspondent financial institution, the Bank had $4.2 million in securities available-for-sale pledged to support interest rate swap activity with one correspondent financial institution at September 30, 2017.  The Bank had $6.2 million in securities pledged to support interest rate swap activity with one correspondent financial institution at December 31, 2016.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  Fair value measurements include an assessment of credit risk related to the client’s ability to perform on their contract position, however, and valuation estimates related to that exposure are discussed in Note 13 above.  At September 30, 2017, the notional amount of non-hedging interest rate swaps was $349.4 million with a weighted average maturity of 6.7 years.  At December 31, 2016, the notional amount of non-hedging interest rate swaps was $85.8 million with a weighted average maturity of 7.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of September 30, 2017, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$349,367	Other Assets	$128	Other Liabilities	$128
Interest rate lock commitments and forward contracts	28,591	Other Assets	289	N/A	-
Total			$417		$128

The following table presents derivatives not designated as hedging instruments as of December 31, 2016.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$85,807	Other Assets	$673	Other Liabilities	$673
Interest rate lock commitments and forward contracts	31,980	Other Assets	287	N/A	-
Total			$960		$673

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2017, and December 31, 2016.

The following table is a summary of letter of credit commitments (in thousands):

	September 30, 2017			December 31, 2016
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$177	$3,748	$3,925	$137	$4,047	$4,184
Commercial standby	-	122	122	-	126	126
Performance standby	66	7,912	7,978	83	8,498	8,581
	243	11,782	12,025	220	12,671	12,891
Non-borrower:
Performance standby	-	422	422	95	525	620
Total letters of credit	$243	$12,204	$12,447	$315	$13,196	$13,511

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a financial services company with its main headquarters located in Aurora, Illinois.  The Company is the holding company of Old Second National Bank (the “Bank”), a national banking organization headquartered in Aurora, Illinois, that provides commercial and retail banking services, as well as a full complement of trust and wealth management services.  The Company has offices located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2017, as compared to December 31, 2016, and the results of operations for the three and nine months September 30, 2017, and September 30, 2016.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2016.  The results of operations for the quarter September 30, 2017, are not necessarily indicative of future results.

Our community-focused banking franchise has experienced growth in the past year, and is positioned for further success as we continue to serve our customers’ needs in a competitive economic environment.  Industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected a decade ago.  As we look to provide value to our customers and the communities in which we operate, growth opportunities identified in our local markets are being developed into new banking relationships.  We are encouraged by sustained quality in our credit performance as nonperforming loan totals remain at low levels and strong sales efforts have driven loan growth and portfolio diversity.  The Company generated increased net interest income in the three month period ended September 30, 2017, as compared to the like period ended September 30, 2016.  The Company’s noninterest income growth also contributed to the overall increase in earnings for the third quarter and nine months ended September 30, 2017  as compared to like periods in the prior year.  However, the positive earnings impact of the growth in net interest income and noninterest income for the third quarter and nine months of 2017 was partially offset by an increase in noninterest expense.  Noninterest expenses were negatively impacted primarily by an increase in employee costs in the year over year periods.  Finally, an income tax benefit was recorded in the third quarter of 2017 due to a State of Illinois tax rate increase; this credit had a significantly favorable impact which contributed to the increase in net income in the year over year periods for the quarter and nine months.

Results of Operations

Net income before taxes of $9.9 million in the third quarter of 2017 compares to $5.4 million in the third quarter of 2016.  When compared to the third quarter of 2016, the third quarter of 2017 reflected higher levels of net interest and dividend income, a provision for loan loss of $300,000, and increased levels of noninterest income and noninterest expense.  Noninterest income in the 2017 period was favorably impacted by net gains recorded on securities portfolio sales as compared to net losses in the like prior year period, as well as an increase in trust revenue due to growth in our customer base.  Noninterest expense increased in the third quarter of 2017 when compared to the third quarter of 2016 primarily due to an increase in salaries and employee benefits due to higher insurance costs, as well as an increase in OREO related valuation costs.  An income tax benefit of $1.6 million was recorded in the third quarter of 2017 due to a State of Illinois tax rate change; this nonrecurring item increased the Company’s deferred tax asset by a like amount.

Net income before taxes of $23.7 million for the nine months ended September 30, 2017 was favorable as compared to the $16.5 million pretax income for the nine months ended September 30, 2016.  Net interest margin was the largest contributor to this favorable variance, as loan growth and securities repositioning have resulted in increased volumes and more favorable yields for the year to date period.

Management has remained diligent with loan portfolio review to analyze loan quality and decide whether charge-offs are required.  In the third quarter of 2017, management’s review of the loan portfolio concluded that an additional provision for loan losses should be recorded of $300,000, stemming from third quarter 2017 loan growth and collateral shortfalls on a few credits as a result of updated appraisals.  The allowance for loan losses was adequate and appropriate for estimated incurred losses at September 30, 2016; neither a loan loss reserve release nor an additional loan loss provision was deemed necessary for the like 2016 quarter.

Earnings for the third quarter of 2017 were $0.27 per diluted share on $8.1 million of net income as compared to $0.12 per diluted share on net income of $3.5 million for the third quarter of 2016.  For the nine month period ended September 30, 2017, earnings were $0.59 per diluted share on $17.7 million of net income, as compared to $0.36 per diluted share on $10.7 million of income for the prior year like period.  Earnings growth in the 2017 period, as compared to the like 2016 period, stems from the acquisition of the Chicago branch of Talmer Bank and Trust, which was completed on October 28, 2016.  This acquisition resulted in a cash payment of $181.5 million for loans, net of purchased loan discount totaling $221.0 million, deposits of $48.9 million, goodwill of $8.4 million, core deposit intangible of $659,000, and other immaterial assets and liabilities.  The performance of the acquired loan portfolio, security portfolio restructuring to higher yielding instruments, and robust organic loan growth in the year over year period were the primary factors driving the earnings increase for the 2017 third quarter and year to date periods.

Net Interest Income

Net interest and dividend income increased by $3.9 million from $15.3 million for the quarter ended September 30, 2016, to $19.3 million for the quarter ended September 30, 2017.  Total average loans, including loans held-for-sale, increased by $44.3 million in the third quarter of 2017 as compared to the second quarter of 2017, and $361.9 million as compared to the third quarter of 2016.  Average earning assets were $2.12 billion for the third quarter of 2017, which reflected an increase of $6.4 million compared to the second quarter of 2017, and an increase of $212.5 million as compared to the third quarter of 2016.  The significant increase in interest and dividend income of $3.9 million, or 25.6%, in the three months ended September 30, 2017 as compared to the like 2016 period, was driven by growth in the loan portfolio primarily due to the Talmer branch acquisition.  In addition, the average yield on the securities portfolio increased by 103 basis points in the year over year period due to portfolio repositioning to higher yielding tax exempt securities; the average tax exempt securities portfolio increased by $185.5 million, and earned 138 basis points more in the third quarter of 2017 as compared to the third quarter of 2016.

Quarterly average interest bearing liabilities as of September 30, 2017, decreased $11.9 million, or 0.8%, compared to June 30, 2017, but increased $87.8 million, or 6.0%, when compared to September 30, 2016.  Growth from the prior year like period was due to the Talmer branch purchase of $48.9 million of commercial deposits, as well as organic commercial deposit growth.  As the deposit growth in the year over year period was driven by commercial demand accounts, the cost of funds did not materially increase from this volume change.  However, each quarter presented reflects an increase in the FHLBC borrowing, which is within other short-term borrowings, as this facility was used to fund loan growth.  The cost of interest bearing liabilities in the third quarter of 2017 increased to 80 basis points from 67 basis points in the third quarter of 2016, primarily due to the senior note issuance in late 2016.  The $45.0 million senior debt issuance, at an average cost of 6.11% in the third quarter of 2017 net of issuance costs, replaced the prior subordinated notes outstanding, which had an average cost of 2.13% in the third quarter of 2016.  This issuance resulted in a $430,000 increase to interest expense, which drove the overall higher cost of funds in 2017.

The net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 3.77% in the third quarter of 2017, reflecting an increase of 6 basis points from the second quarter of 2017, and growth of 55 basis points from the third quarter of 2016.  The average tax-equivalent yield on earning assets increased to 4.32% for the third quarter of 2017, as compared to 3.70% for the third quarter of 2016.  Increases in net interest margin and yield on average earning assets for the third quarter of 2017 as compared to prior periods presented was attributable to growth in loan volumes and rates, as well as the securities portfolio repositioning to higher yielding tax exempt holdings, as discussed above.  The cost of funds on interest bearing liabilities was 0.80% for the third quarter of 2017 and 0.67% for the third quarter of 2016.

Tax equivalent net interest and dividend income increased by $11.5 million from $46.3 million for the nine months ended September 30, 2016, to $57.8 million for the nine months ended September 30, 2017.  Average earning assets for the nine months ended September 30, 2017 increased $188.4 million as compared to the like average period in 2016, and the yield on average earning assets for the nine months of 2017 was 4.22% as compared to 3.69% for the like 2016 period.  Average interest bearing liabilities for the nine months ended September 30, 2017, increased $74.5 million, or 5.0%, when compared to like prior year period.  Net interest margin for the nine months ended September 30, 2017, was 3.68%, as compared to 3.23% for the nine months ended September 30, 2016, for an increase of 45 basis points.

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

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$11,685	$37	1.24	$11,938	$31	1.03	$50,054	$64	0.50
Securities:
Taxable	327,892	2,424	2.96	361,504	2,607	2.88	624,844	3,954	2.53
Non-taxable (TE)	220,540	2,504	4.54	225,182	2,536	4.50	35,046	277	3.16
Total securities	548,432	4,928	3.59	586,686	5,143	3.51	659,890	4,231	2.56
Dividends from FHLBC and FRBC	8,339	94	4.51	7,699	92	4.78	7,918	83	4.19
Loans and loans held-for-sale[1]	1,553,473	18,265	4.60	1,509,188	17,445	4.57	1,191,574	13,567	4.46
Total interest earning assets	2,121,929	23,324	4.32	2,115,511	22,711	4.26	1,909,436	17,945	3.70
Cash and due from banks	31,028	-	-	39,425	-	-	41,344	-	-
Allowance for loan losses	(16,478)	-	-	(15,779)	-	-	(15,767)	-	-
Other noninterest bearing assets	185,906	-	-	189,928	-	-	190,213	-	-
Total assets	$2,322,385			$2,329,085			$2,125,226

Liabilities and Stockholders' Equity
NOW accounts	$422,913	$108	0.10	$432,248	$107	0.10	$384,588	$89	0.09
Money market accounts	273,440	85	0.12	280,482	86	0.12	265,135	64	0.10
Savings accounts	262,573	46	0.07	265,066	40	0.06	257,808	40	0.06
Time deposits	389,037	1,077	1.10	392,779	1,025	1.05	401,999	931	0.92
Interest bearing deposits	1,347,963	1,316	0.39	1,370,575	1,258	0.37	1,309,530	1,124	0.34
Securities sold under repurchase agreements	32,800	4	0.05	35,652	4	0.05	31,892	1	0.01
Other short-term borrowings	72,065	220	1.19	58,572	146	0.99	22,174	22	0.39
Junior subordinated debentures	57,621	930	6.46	57,609	1,059	7.35	57,573	1,084	7.53
Senior notes	44,021	672	6.11	43,995	672	6.11	-	-	-
Subordinated debt	-	-	-	-	-	-	45,000	245	2.13
Notes payable and other borrowings	-	-	-	-	-	-	500	2	1.57
Total interest bearing liabilities	1,554,470	3,142	0.80	1,566,403	3,139	0.80	1,466,669	2,478	0.67
Noninterest bearing deposits	551,768	-	-	557,265	-	-	472,599	-	-
Other liabilities	19,395	-	-	18,047	-	-	15,539	-	-
Stockholders' equity	196,752	-	-	187,370	-	-	170,419	-	-
Total liabilities and stockholders' equity	$2,322,385			$2,329,085			$2,125,226
Net interest income (TE)		$20,182			$19,572			$15,467
Net interest income (TE)
to total earning assets			3.77			3.71			3.22
Interest bearing liabilities to earning assets	73.26%			74.04%			76.81%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $722,000, $573,000 and $700,000 for the third quarter of 2017, the fourth quarter of 2016 and the third quarter of 2016, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Interest and Rates
Nine Months Ended September 30, 2017, and 2016
(In thousands - unaudited)

	2017			2016
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$11,913	$91	1.01	$25,960	$98	0.50
Securities:
Taxable	370,161	7,994	2.88	682,997	12,547	2.45
Non-taxable (TE)	196,120	6,443	4.38	36,340	891	3.27
Total securities	566,281	14,437	3.40	719,337	13,438	2.49
Dividends from FHLBC and FRBC	7,886	271	4.58	7,955	251	4.21
Loans and loans held-for-sale[1]	1,516,872	52,365	4.55	1,161,312	39,778	4.50
Total interest earning assets	2,102,952	67,164	4.22	1,914,564	53,565	3.69
Cash and due from banks	34,670	-	-	32,617	-	-
Allowance for loan losses	(16,184)	-	-	(16,145)	-	-
Other noninterest bearing assets	189,533	-	-	193,443	-	-
Total assets	$2,310,971			$2,124,479

Liabilities and Stockholders' Equity
NOW accounts	$427,242	$316	0.10	$383,870	$261	0.09
Money market accounts	279,143	254	0.12	272,657	198	0.10
Savings accounts	262,352	125	0.06	258,062	118	0.06
Time deposits	392,049	3,081	1.05	404,210	2,622	0.87
Interest bearing deposits	1,360,786	3,776	0.37	1,318,799	3,199	0.32
Securities sold under repurchase agreements	32,764	10	0.04	35,022	3	0.01
Other short-term borrowings	62,308	472	1.00	26,040	66	0.33
Junior subordinated debentures	57,609	3,073	7.11	57,561	3,251	7.53
Senior notes	43,998	2,017	6.11	-	-	-
Subordinated debt	-	-	-	45,000	727	2.12
Notes payable and other borrowings	-	-	-	500	6	1.58
Total interest bearing liabilities	1,557,465	9,348	0.80	1,482,922	7,252	0.65
Noninterest bearing deposits	544,925	-	-	465,094	-	-
Other liabilities	20,814	-	-	13,037	-	-
Stockholders' equity	187,767	-	-	163,426	-	-
Total liabilities and stockholders' equity	$2,310,971			$2,124,479
Net interest income (TE)		$57,816			$46,313
Net interest income (TE) to total earning assets			3.68			3.23
Interest bearing liabilities to earning assets	74.06%			77.45%

1 Interest income from loans is shown on a TE basis as discussed below and includes fees of $1.8 million for the first nine months of 2017 and 2016.  Nonaccrual loans are included in the above-stated average balances.

Non-GAAP Financial Measures

Management, in order to evaluate and measure performance, uses certain non-GAAP performance measures and ratios.  This includes tax-equivalent net interest income (including its individual components) and net interest margin (including its individual components) to total average interest earning assets.  Management believes that these measures and ratios provide users of the financial information with a more accurate view of the performance of the interest earning assets and interest bearing liabilities and of the Company’s operating efficiency for comparison purposes.  Other financial holding companies may define or calculate these measures and ratios differently.  See the tables and notes below for supplemental data and the corresponding reconciliations to GAAP financial measures for the three month periods ended September 30, 2017, June 30, 2017, and September 30, 2016, and the nine month periods ended September 30, 2017 and 2016.

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Net Interest Margin
Interest income (GAAP)	$22,425	$21,800	$17,825	$64,841	$53,183
Taxable-equivalent adjustment:
Loans	23	23	23	68	70
Securities	876	888	97	2,255	312
Interest income (TE)	23,324	22,711	17,945	67,164	53,565
Interest expense (GAAP)	3,142	3,139	2,478	9,348	7,252
Net interest income (TE)	$20,182	$19,572	$15,467	$57,816	$46,313
Net interest income (GAAP)	$19,283	$18,661	$15,347	$55,493	$45,931
Average interest earning assets	$2,121,929	$2,115,511	$1,909,436	$2,102,952	$1,914,564
Net interest margin (GAAP)	3.61%	3.54%	3.20%	3.53%	3.20%
Net interest margin (TE)	3.77%	3.71%	3.22%	3.68%	3.23%

Asset Quality

The Company recorded a provision for loan losses expense of $300,000 in the third quarter of 2017.  On a quarterly basis, management estimates the amount required and records the appropriate provision or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans increased by $270,000 at September 30, 2017, from $16.0 million at December 31, 2016.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 1.0% as of September 30, 2017, from 1.1% as of December 31, 2016, and 1.4% as of September 30, 2016.  The distribution of the Company’s nonperforming loans is included in the following table.

				September 30, 2017
Nonperforming Loans	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2017	2016	2016	2016	2016
Real estate-construction	$205	$281	$76	(27.0)	169.7
Real estate-residential:
Investor	492	936	1,364	(47.4)	(63.9)
Multifamily	4,757	-	-	N/M	N/M
Owner occupied	4,266	6,552	5,755	(34.9)	(25.9)
Revolving and junior liens	1,977	2,240	2,257	(11.7)	(12.4)
Real estate-commercial, nonfarm	3,631	5,386	7,345	(32.6)	(50.6)
Real estate-commercial, farm	383	-	-	N/M	N/M
Commercial	207	240	583	(13.8)	(64.5)
Leases	345	366	-	(5.7)	N/M
Other	8	-	-	N/M	N/M
Total nonperforming loans	$16,271	$16,001	$17,380	1.7	(6.4)

N/M - Not Meaningful

Nonperforming loans consist of nonaccrual loans, nonperforming restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.

Loan Charge-offs, net of recoveries	Quarters Ended
(in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2017	Total[1]	2017	Total[1]	2016	Total[1]
Real estate-construction
Homebuilder	$-	-	$(1)	(0.2)	$(7)	(0.8)
Land	-	-	(48)	(7.3)	(2)	(0.2)
All other	8	(2.4)	(11)	(1.7)	(42)	(5.0)
Total real estate-construction	8	(2.4)	(60)	(9.2)	(51)	(6.0)
Real estate-residential
Investor	(28)	8.5	(16)	(2.4)	(3)	(0.4)
Multifamily	(17)	5.2	129	19.7	(13)	(1.5)
Owner occupied	(40)	12.2	723	110.4	(75)	(8.9)
Revolving and junior liens	(367)	111.5	(109)	(16.6)	112	13.3
Total real estate-residential	(452)	137.4	727	111.1	21	2.5
Real estate-commercial, nonfarm
Owner general purpose	-	-	(1)	(0.2)	-	-
Owner special purpose	-	-	(6)	(0.9)	(3)	(0.4)
Non-owner general purpose	(43)	13.1	(39)	(6.0)	132	15.7
Non-owner special purpose	-	-	-	-	636	75.8
Retail properties	22	(6.80)	4	0.6	-	-
Total real estate-commercial, nonfarm	(21)	6.3	(42)	(6.5)	765	91.1
Real estate-commercial, farm	-	-	-	-	-	-
Commercial	7	(2.1)	1	0.2	66	7.9
Leases	98	(29.8)	-	-	-	-
Consumer	37	(11.2)	34	5.2	43	5.1
Other	(6)	1.8	(5)	(0.8)	(5)	(0.6)
Net (recoveries) / charge-offs	$(329)	100.0	$655	100.0	$839	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

Net recoveries for the third quarter of 2017 reflected continuing management attention to credit quality.  Gross charge-offs for the quarter ended September 30, 2017 were $241,000 compared to $1.2 million for the quarter ended September 30, 2016.  Gross recoveries for the quarter ended September 30, 2017 were $570,000 compared to $358,000 for the quarter ended September 30, 2016.  In comparison to the linked quarter, the third quarter of 2017 continued to reflect conservative loan valuations and aggressive recovery efforts on prior charge-offs.

				September 30, 2017
Classified Loans	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2017	2016	2016	2016	2016
Real estate-construction	$380	$458	$254	(17.0)	49.6
Real estate-residential:
Investor	648	1,096	1,171	(40.9)	(44.7)
Multifamily	4,757	-	-	N/M	N/M
Owner occupied	4,418	7,225	6,432	(38.9)	(31.3)
Revolving and junior liens	1,977	2,340	3,078	(15.5)	(35.8)
Real estate-commercial, nonfarm	7,633	9,946	13,220	(23.3)	(42.3)
Real estate-commercial, farm	2,495	1,782	1,801	40.0	N/M
Commercial	382	2,527	1,519	(84.9)	(74.9)
Leases	1,031	1,109	783	(7.0)	31.7
Consumer	8	1	1	N/M	N/M
Total classified loans	$23,729	$26,484	$28,259	(10.4)	(16.0)

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

Classified assets include both classified loans and OREO.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality.  This ratio ended at 12.62% for the period ended September 30, 2017.

Allowance for Loan Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2017	2016

Allowance at beginning of period	$15,836	$15,741	$15,822	$16,158	$16,223
Charge-offs:
Commercial	13	6	76	20	95
Leases	98	-	-	215	13
Real estate - commercial	22	4	792	300	1,484
Real estate - construction	19	-	9	23	9
Real estate - residential	7	976	220	1,178	657
Consumer	82	80	100	262	250
Other	-	-	-	-	-
Total charge-offs	241	1,066	1,197	1,998	2,508
Recoveries:
Commercial	6	5	10	13	22
Leases	-	-	-	-	-
Real estate - commercial	43	46	27	124	255
Real estate - construction	11	60	60	89	71
Real estate - residential	459	249	199	850	718
Consumer	45	46	57	166	184
Other	6	5	5	13	18
Total recoveries	570	411	358	1,255	1,268
Net (recoveries) / charge-offs	(329)	655	839	743	1,240
Loan loss reserve provision	300	750	-	1,050	-
Allowance at end of period	$16,465	$15,836	$14,983	$16,465	$14,983

Average total loans (exclusive of loans held-for-sale)	$1,550,229	$1,505,572	$1,186,279	$1,513,693	$1,157,159
Net (recoveries) / charge-offs to average loans	(0.02)%	0.04%	0.07%	0.05%	0.11%
Allowance at period end to average loans	1.06%	1.05%	1.26%	1.09%	1.29%

Ending balance: Individually evaluated for impairment	$6	$98	$514	$6	$514
Ending balance: Collectively evaluated for impairment	$16,459	$15,738	$14,469	$16,459	$14,469

The coverage ratio of the allowance for loan losses to nonperforming loans was 101.2% as of September 30, 2017, which was a minimal reduction from the coverage of 101.4% as of June 30, 2017,  but greater than the 86.2% coverage ratio as of September 30, 2016.  When measured as a percentage of average loans as of September 30, 2017, total allowance for loan and lease losses increased to 1.06% of total loans from 1.05% as of June 30, 2017, and decreased from 1.26% of average loans at September 30, 2016.  The total allowance for loan and lease losses as a percent of total period end loans was 1.15% as of September 30, 2017, excluding the loans acquired from the Talmer branch acquisition, which are effectively “reserved” for potential future losses in the remaining $667,000 credit mark component of the purchase accounting discount recorded.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at September 30, 2017, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.  Loan loss provision for the quarter ended September 30, 2017, increased $300,000 as compared to like quarter of 2016 and decreased $450,000 as compared to second quarter of 2017.

Other Real Estate Owned

As of September 30, 2017, OREO ended at $9.0 million.  This compares to $11.7 million at June 30, 2017, and $14.1 million at September 30, 2016.  New additions to the OREO portfolio of $176,000 in the third quarter of 2017 were minimal.  Valuation write-downs continued with an expense of $920,000 in the third quarter of 2017, the majority of which was recorded on three properties, compared to $392,000 in the second quarter of 2017 and $365,000 in the third quarter of 2016.  The OREO net book value decreased in the first nine months of 2017 due to 24 property sales, net of a participation purchase.  These sales provided $5.5 million in total proceeds, including net gains on OREO sales of $454,000.  In addition, net valuation reserve write-downs of $1.6 million on 35 OREO properties were recorded in the first nine months of 2017; both of these reductions were partially offset by 13 property transfers into OREO from nonaccrual or fixed asset status totaling $3.8 million.

				September 30, 2017
OREO	Quarters Ended			Percent Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2017	2017	2016	2017	2016
Beginning balance	$11,724	$13,481	$16,252	(13.0)	(27.9)
Property additions	176	204	255	(13.7)	(31.0)
Property improvements	-	-	4	N/M	N/M
Less:
Property disposals	1,956	1,569	2,002	24.7	(2.3)
Period valuation adjustments	920	392	365	134.7	152.1
Total other real estate owned	$9,024	$11,724	$14,144	(23.0)	(36.2)

N/M - Not Meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $5.2 million, or approximately 57.5% of total OREO at September 30, 2017, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(in thousands)	September 30, 2017		December 31, 2016		September 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$937	11%	$225	2%	$1,218	9%
Lots (single family and commercial)	5,536	61%	7,322	61%	8,795	62%
Vacant land	628	7%	636	5%	636	4%
Multi-family	-	0%	264	2%	264	2%
Commercial property	1,923	21%	3,469	30%	3,231	23%
Total OREO properties	$9,024	100%	$11,916	100%	$14,144	100%

				3rd Quarter 2017
Noninterest Income	Quarters Ended			Percent Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2017	2017	2016	2017	2016
Trust income	$1,468	$1,638	$1,403	(10.4)	4.6
Service charges on deposits	1,722	1,615	1,756	6.6	(1.9)
Residential mortgage banking revenue	1,547	1,711	2,789	(9.6)	(44.5)
Securities gain (loss), net	102	(131)	(1,959)	177.9	105.2
Increase in cash surrender value of BOLI	362	350	383	3.4	(5.5)
Debit card interchange income	1,075	1,081	1,013	(0.6)	6.1
Gain on disposal and transfer of fixed assets	-	12	-	N/M	N/M
Other income	1,567	1,041	1,209	50.5	29.6
Total noninterest income	$7,843	$7,317	$6,594	7.2	18.9

N/M - Not Meaningful

Of the noninterest income categories, securities gain (loss), net, experienced the largest increases on both a linked quarter and year over year basis, as shown above, primarily due to more favorable investment sales in 2017.  The net security losses incurred in 2016 were necessary for liquidity purposes due to funding needs related to the Talmer branch purchase.  Mortgage banking revenues have decreased over the last year as the rising rate environment has reduced originations and refinancing; mortgage loans held for sale originations are $34.1 million less year to date 2017 than the prior year to date period.  Finally, the favorable variance in other income was driven by growth in commercial loan swap fee income; $547,000 of commercial loan swap fee income was recorded in the third quarter of 2017, as compared to $175,000 in the third quarter of 2016.

				3rd Quarter 2017
Noninterest Expense	Quarters Ended			Percent Change From
(in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2017	2017	2016	2017	2016
Salaries	$7,704	$7,972	$7,205	(3.4)	6.9
Bonus	1,114	854	521	30.4	113.8
Benefits and other	1,231	1,719	1,288	(28.4)	(4.4)
Total salaries and employee benefits	10,049	10,545	9,014	(4.7)	11.5
Occupancy, furniture and equipment expense	1,482	1,462	1,500	1.4	(1.2)
Computer and data processing	1,081	1,112	1,105	(2.8)	(2.2)
FDIC insurance	199	165	228	20.6	(12.7)
General bank insurance	246	264	269	(6.8)	(8.6)
Amortization of core deposit intangible asset	24	25	-	(4.0)	N/M
Advertising expense	255	452	430	(43.6)	(40.7)
Debit card interchange expense	285	399	363	(28.6)	(21.5)
Legal fees	162	184	242	(12.0)	(33.1)
Other real estate owned expense, net	680	539	426	26.2	59.6
Other expense	2,455	2,839	3,005	(13.5)	(18.3)
Total noninterest expense	$16,918	$17,986	$16,582	(5.9)	2.0
Efficiency ratio (defined below)	57.66%	64.03%	66.21%

N/M - Not Meaningful

The efficiency ratio shown in the table above is calculated as noninterest expense excluding OREO expenses, amortization of core deposits and acquisition costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI.

Third quarter 2017 noninterest expense decreased $1.1 million from the second quarter of 2017, and increased $336,000 from the third quarter of 2016.  These variances are primarily due to salary and employee benefit related cost fluctuations due to certain one-time costs recorded in 2017, as well as an increase in employee insurance premiums in 2017.  The second quarter of 2017 included a one-time cost incurred related to executive relocation and recruitment of $294,000, as well as higher levels of employee insurance costs as compared to the prior year.  Although the overall employee count has not significantly increased in the year over year period, the hiring of additional staff in compliance and risk management roles has increased the overall wage base of the Company.  A reduction in debit card interchange expense was recorded in the third quarter of 2017 due to reversal of an accrual related to the debit card rewards program.  Finally, other expense has declined over the last year due to reductions in loan related expenses, including remediation costs as the loan portfolio quality continues to improve.

Other expenses have minimal fluctuations, as continued efficiencies with operational processes have contributed to maintaining the majority of noninterest expense components with insignificant variation.

Income Taxes

The Company recorded a tax expense of $1.8 million on $9.9 million pre-tax income for the third quarter of 2017.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  The effective tax rate for the third quarter of 2017 was 18.5%, a decrease from 28.9% in the second quarter of 2017 and 34.7% in the third quarter of 2016.  A nonrecurring income tax benefit of $1.6 million was recorded in the third quarter of 2017, stemming from the State of Illinois tax rate increase effective July 1, 2017, which increased the Company’s net deferred tax asset by a like amount.  In addition, the impact of the tax exempt securities growth in the first and second quarters of 2017 contributed to the tax rate decrease in the third quarter of 2017 as compared to the prior year.

There have been no significant changes in the Company’s ability to utilize the deferred tax assets through September 30, 2017.  The Company has no valuation reserve on the deferred tax assets as of September 30, 2017.

Financial Condition

Total assets increased $109.2 million from $2.25 billion as of December 31, 2016, to $2.36 billion at September 30, 2017, due primarily to organic loan growth. Total loans increased $115.4 million, or 7.8%, when compared to December 31, 2016, which was funded by significant deposit growth and FHLBC advances.  Securities increased a modest $1.6 million in total, but the securities portfolio experienced select significant shifts in type of investments held year to date.

				September 30, 2017
Securities	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2017	2016	2016	2016	2016
Securities available-for-sale, at fair value
U.S. Treasuries	$3,990	$-	$-	N/M	N/M
U.S. government agencies	13,451	-	1,503	N/M	N/M
U.S. government agencies mortgage-backed	11,030	41,534	43,723	(73.4)	(74.8)
States and political subdivisions	229,032	68,703	22,254	233.4	929.2
Corporate bonds	10,577	10,630	10,730	(0.5)	(1.4)
Collateralized mortgage obligations	80,386	170,927	204,390	(53.0)	(60.7)
Asset-backed securities	131,759	138,407	140,173	(4.8)	(6.0)
Collateralized loan obligations	53,259	101,637	108,284	(47.6)	(50.8)
Total securities	$533,484	$531,838	$531,057	0.3	0.5

N/M - Not Meaningful

The securities portfolio ended the third quarter of 2017 at $533.5 million, an increase of $1.6 million from $531.8 million at December 31, 2016, and an increase of $2.4 million from September 30, 2016.  Available-for-sale purchases during the third quarter of 2017 and year over year periods were primarily tax exempt state and political subdivisions securities; treasuries and government agencies also increased in the period ending September 30, 2017.  This portfolio repositioning was performed to enhance overall asset yield due to the rising interest rate environment.  During the third quarter of 2017 security sales resulted in net realized gains of $102,000, as compared to net realized losses of $193,000 for the fourth quarter of 2016 and losses of $2.0 million for the third quarter of 2016.

Loans

Total loans were $1.59 billion as of September 30, 2017, an increase of $115.4 million from the total as of December 31, 2016, driven by growth in the commercial, real estate-construction and leases portfolios.  In addition, a home equity portfolio purchase of $16.7 million from TCF Bank in the second quarter of 2017 contributed to the total residential real estate growth of $41.7 million for the 2017 year to date period.  Loan portfolio repositioning continued to drive reductions in commercial real estate concentrations, and to grow commercial and lease financing to diversify the portfolio.  Total loans increased $391.7 million from September 30, 2016, due to the organic growth previously discussed as well as $221.0 million of loans from the Talmer branch purchase.

				September 30, 2017
Loans	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2017	2016	2016	2016	2016
Commercial	$257,356	$228,113	$136,819	12.8	88.1
Leases	69,305	55,451	47,215	25.0	46.8
Real estate - commercial	739,136	736,247	617,280	0.4	19.7
Real estate - construction	94,868	64,720	28,786	46.6	229.6
Real estate - residential	419,583	377,851	357,846	11.0	17.3
Consumer	2,770	3,237	3,325	(14.4)	(16.7)
Other	10,550	11,973	10,517	(11.9)	0.3
	1,593,568	1,477,592	1,201,788	7.8	32.6
Net deferred loan costs	623	1,217	1,064	(48.8)	(41.4)
Total loans	$1,594,191	$1,478,809	$1,202,852	7.8	32.5

The quality of the loan portfolio is impacted by not only Company credit decisions but also the economic health of the communities in which the Company operates.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 78.6% of the portfolio as of September 30, 2017, compared to 79.7% of the portfolio as of

December 31, 2016.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Deposits and Borrowings

				September 30, 2017
Deposits	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2017	2016	2016	2016	2016
Noninterest bearing demand	$556,874	$513,688	$473,477	8.4	17.6
Savings	260,268	256,159	253,454	1.6	2.7
NOW accounts	417,054	419,417	391,188	(0.6)	6.6
Money market accounts	270,647	275,273	259,495	(1.7)	4.3
Certificates of deposit of less than $100,000	219,152	228,993	230,748	(4.3)	(5.0)
Certificates of deposit of $100,000 through $250,000	114,373	110,992	105,868	3.0	8.0
Certificates of deposit of more than $250,000	50,747	62,263	63,152	(18.5)	(19.6)
Total deposits	$1,889,115	$1,866,785	$1,777,382	1.2	6.3

Total deposits were $1.89 billion on September 30, 2017, which reflects a $22.3 million increase from total deposits of $1.87 billion as of December 31, 2016, and a $111.7 million increase from $1.78 billion as of September 30, 2016.  Total noninterest bearing demand accounts experienced increases of $43.2 million, or 8.4%, in volumes for the first nine months of 2017, while certificates of deposit reflected a decrease of $18.0 million, or 4.5%, for the same period.  Growth in deposits in the third quarter of 2017 was attributed to seasonal tax refunds, as well as strong commercial demand deposit growth stemming from seasonal and operational funds increases as well as growth in commercial loan clients.  The total deposit growth of 6.3% in the year over year period is also partially attributable to the $48.9 million of deposits acquired with the Talmer branch purchase in 2016.

In addition to deposits, the Bank obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $26.9 million at September 30, 2017, an increase from $25.7 million at December 31, 2016.  The Bank also recorded an advance of $125.0 million from Federal Home Loan Bank of Chicago at September 30, 2017, as compared to $70.0 million at December 31, 2016.

The Company is indebted on senior notes totaling $44.0 million, net of deferred issuance costs, which were issued in the fourth quarter of 2016.  These notes mature in December 2026, and include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.6 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on debt of 4.30% as of September 30, 2017, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017, rate reset.

Capital

As of September 30, 2017, total stockholders’ equity was $200.8 million, which was an increase of $25.6 million from $175.2 million as of December 31, 2016.  This increase is directly attributable to nine months of net income in 2017 and a reduction in the accumulated other comprehensive net loss, offset slightly by $888,000 of dividends paid to common shareholders in 2017.

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

The Company’s non-GAAP tangible common equity to tangible assets ratio was 8.16% at September 30, 2017, compared to 7.41% as of December 31, 2016, and 8.12% at September 30, 2016.

	(unaudited)
	As of September 30,	As of December 31,	As of September 30,
(in thousands)	2017	2016	2016

Tier 1 capital
Total equity	$200,763	$175,210	$171,627
Tier 1 adjustments:
Trust preferred securities allowed	55,395	47,997	48,728
Cumulative other comprehensive loss	632	8,762	7,437
Disallowed intangible assets	(8,830)	(8,761)	-
Disallowed deferred tax assets	(26,381)	(31,220)	(32,882)
Tier 1 capital	$221,579	$191,988	$194,910

Tangible common equity
Total Equity	$200,763	$175,210	$171,627
Less: Intangible assets	8,830	8,761	-
Tangible common equity	$191,933	$166,449	$171,627

Tangible assets
Total assets	$2,360,407	$2,251,188	$2,112,751
Less: Goodwill and intangible assets	8,830	8,761	-
Tangible assets	$2,351,577	$2,242,427	$2,112,751

Liquidity

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  The Company monitors its borrowing capacity at the FHLBC as part of its liquidity management process as supervised by the Asset and Liability Committee (“ALCO”) and reviewed by the Board of Directors.

Net cash inflows from operating activities were $28.5 million during the first nine months of 2017, compared with net cash inflows of $17.2 million in the same period in 2016.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first nine months of 2017 and 2016.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first nine months of 2017 and 2016.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash outflows from investing activities were $105.7 million in the first nine months of 2017, compared to net cash inflows of $117.4 million in the same period in 2016.  In the first nine months of 2017, securities transactions accounted for net inflows of $10.8 million, and net principal disbursed on loans accounted for net outflows of $118.7 million.  In the first nine months of 2016, securities transactions accounted for net inflows of $184.4 million, and net principal disbursed on loans accounted for net outflows of $71.6 million.  Proceeds from sales of OREO accounted for $5.5 million and $5.2 million in investing cash inflows for the first nine months of 2017 and 2016, respectively.

Net cash inflows from financing activities in the first nine months of 2017 were $77.3 million, compared with net cash inflows of $15.0 million in the first nine months of 2016.  Net deposit inflows in the first nine months of 2017 were $22.3 million compared to net deposit inflows of $18.3 million in the first nine months of 2016.  Other short-term borrowings had net cash inflows related to FHLBC advances of $55.0 million in the first nine months of 2017 and outflows of $15.0 million in the first nine months of 2016.  Changes in securities sold under repurchase agreements accounted for $1.1 million and $12.5 million in net inflows in the first nine months of 2017 and 2016, respectively.

Cash and cash equivalents for the nine months ended September 30, 2017, totaled $47.5 million, as compared to $189.9 million as of September 30, 2016.  The significantly higher balance at the end of the 2016 period was in anticipation of the $181.5 million paid for the Talmer branch purchase in October 2016.

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

In June 2017, the Federal Reserve raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will move short-term rates higher in December of 2017.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials have announced a schedule to end reinvestment in their securities portfolio starting October 2017, which could result in increases in long-term rates.  The Company manages interest rate risk within guidelines established by a policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines.

The Company manages various market risks in its normal course of operations, including credit, liquidity, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company’s interest rate risk exposures estimated at September 30, 2017, and December 31, 2016, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 have made it impossible to calculate valid interest rate scenarios for rate declines of 2.0% or more, a situation that continues to date.  As of September 30, 2017 and December 31, 2016, the Company’s analyses reflected earnings gains (in both dollars and percentage) should interest rates rise, and earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of September 30, 2017 were similar to those increases in Federal Home Loan Bank borrowings.  Overall, management considers the current level of interest rate risks to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  Federal funds rate and the Bank’s prime rate remained unchanged at 1.25% and 4.25%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5% and 1%, and an increase of 2% assuming no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2017
Dollar change	$(4,860)	$(2,159)	$1,175	$2,393	$4,630
Percent change	(6.5)%	(2.9)%	1.6%	3.2%	6.2%

December 31, 2016
Dollar change	$(4,404)	$(2,141)	$1,145	$2,406	$4,866
Percent change	(6.6)%	(3.2)%	1.7%	3.6%	7.3%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2016 and the risk factors set forth under the heading “Risk Factors” in the Company’s Registration Statement of Form S-3 (File No. 333-219680), which are incorporated herein by reference.  Please refer to those sections of the Company’s Form 10-K and Registration Statement on Form S-3 for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

N/A

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1

First Amendment of Old Second Bancorp, Inc. Employment Agreement with James Eccher, dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 1, 2017).

10.2	Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 1, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 7, 2017