Form 10-K
period 2017-12-31
OLD SECOND BANCORP INC
filed 2018-03-13
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐        No☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company☐
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes☐        No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $336.7 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 29,693,150 at March 10, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company, including the documents incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including the anticipated timing of the closing of the merger transaction with Greater Chicago Financial Corp., regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control.  Actual events and results may differ significantly from those described in such forward-looking statements, due to numerous factors, including:

•

negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;

•	defaults and losses on our loan portfolio;
•

completion of the merger transaction is dependent on, among other things, receipt of regulatory approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all;

•	the impact of the completion of the merger transaction on the Company’s and Greater Chicago Financial Corp.’s financial statements will be affected by the timing of the transaction;
•

the merger transaction may be more expensive to complete and the anticipated benefits, including estimated cost savings and anticipated strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events;

•

the integration of Great Chicago Financial Corp.’s business and operations into the Company, which will include conversion of Great Chicago Financial Corp.’s operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Great Chicago Financial Corp.’s or the Company’s existing businesses;

•

the Company’s ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward. Specifically, the Company may incur more credit losses than expected, cost savings may be less than expected and customer attrition may be greater than expected;

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

PART I

Item 1. Business

General

Old Second Bancorp, Inc. (the “Company” or the “Registrant”) was organized under the laws of the State of Delaware on September 8, 1981, and is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”).

The Company conducts a full service community banking and trust business through the following wholly owned subsidiaries, which together with the Registrant are referred to as the “Company”:

•	Old Second National Bank (the “Bank”).
•	Old Second Capital Trust I, which was formed for the exclusive purpose of issuing trust preferred securities in an offering that was completed in July 2003.
•	Old Second Capital Trust II, which was formed for the exclusive purpose of issuing trust preferred securities in an offering that was completed in April 2007.
•	Old Second Affordable Housing Fund, L.L.C., which was formed for the purpose of providing down payment assistance for home ownership to qualified individuals.
•	Station I, LLC, which is wholly owned by the Bank to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers.
•	River Street Advisors, LLC, a wholly owned subsidiary of the Bank, which was formed in May 2010 to provide investment advisory/management services.
•	Old Second Bancorp Merger Subsidiary, Inc., which was formed in December 2017 in connection with the Company’s proposed merger with Greater Chicago Financial Corp.

Intercompany transactions and balances are eliminated in consolidation.

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

Proposed Merger with Greater Chicago Financial Corp.

On December 26, 2017, the Company announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) to acquire Greater Chicago Financial Corp. and its wholly-owned bank subsidiary, ABC Bank, in an all-cash transaction.  Under the terms of the Merger Agreement, the Company will acquire all of the outstanding common stock of Greater Chicago Financial Corp. in a transaction valued at approximately $41.1 million.  The Company will acquire and simultaneously retire $6.3 million of outstanding subordinated debentures of Greater Chicago Financial Corp.  The ultimate per share consideration for shareholders of Greater Chicago Financial Corp. will depend upon the conversion election of holders of approximately $2.0 million of subordinated debentures that are convertible to common stock.  The Merger Agreement requires the purchase price to be increased by an amount equal to the aggregate amount of outstanding principal and accrued but unpaid interest of such converted indebtedness actually converted into Greater

Chicago Financial Corp. common stock. ABC Bank had total assets of $342.6 million as of December 31, 2017, including $234.4  million of net loans.  The boards of the Company and Greater Chicago Financial Corp. unanimously approved the transaction which is subject to regulatory approval and customary closing conditions.  Greater Chicago Financial Corp.’s shareholders have approved the transaction, which is expected to close in the second quarter of 2018.

Market Area

The Company’s main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Kaneville, Sugar Grove, Naperville, Lisle, Joliet, Yorkville, Plano, Wasco, Ottawa, Oswego, Sycamore, Frankfort, Chicago and Chicago Heights communities and surrounding areas through its 25 banking locations that are located primarily west and south of the Chicago metropolitan area.  The Bank is continually assessing its market presence to ensure it meets the needs of these communities and the Company’s stockholders. The Bank closed its Maple Park Branch in February 2017.  The pending acquisition of ABC Bank, as discussed above, will result in four additional operating branches within our network in the Chicago and Bensenville markets following the closing.

Lending Activities

The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  The Bank actively markets its services to qualified borrowers.  Lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  The Bank has established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2017, the Bank originated approximately $656.1 million in loans.  The Bank’s total loan portfolio grew $138.8 million in 2017 due to originations and select portfolio purchases of leases and home equity loans from third parties. In addition, residential mortgage loans of approximately $197.0 million were originated in 2017, which includes originations of loans held for sale of $146.9 million.  Proceeds from the sales of residential mortgage loans to third parties were   $151.3 million.

The Bank’s loan portfolios are comprised primarily of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2017, commercial real estate loans represented approximately 46.4% (49.8% at year-end 2016) of the Bank’s loan portfolio, residential mortgages represented approximately 26.3% (25.6% at year-end 2016), general commercial loans represented approximately 16.9% (15.4% at year-end 2016), construction lending represented approximately 5.3% (4.4% at year-end 2016), leases represented approximately 4.2% (3.8% at year-end 2016), and consumer and other lending represented less than 1.0% (1.0% at year-end 2016).  It is the Bank’s policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  The Bank continues to focus on identifying commercial and industrial prospects in its new business pipeline with favorable results in 2017.  As noted above, the Bank is an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  Commercial lending reflects revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  The Bank also has commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, the Bank often secures personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to  the prime rate, a spread over the FHLB Chicago index rate, or LIBOR.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial enterprise.  The Bank’s underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Lease Financing  Receivables.  The Bank continued growth of the lease portfolio in 2017 with the acquisition of leases originated by other equipment financing companies, as well as organic growth by the Bank.  The collateral for lease financing receivables primarily includes manufacturing and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and improve loan concentration metrics.

Commercial Real Estate Loans.  While management has been actively working to reduce the Bank’s concentration in real estate loans, including commercial real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.

As of December 31, 2017, approximately $317.0 million, or 42.2% (42.8%, at year-end 2016) of the total commercial real estate loan portfolio of $751.0 million consisted of loans to borrowers secured by owner occupied property.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations, which are usually derived from rent in the case of nonowner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the significant price adjustments that were observed by the Company in 2008 through 2011.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  The Bank attempts to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with its borrowers.  In most cases, the Bank has collateralized these loans and/or has taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  The Bank’s construction and development portfolio increased from $64.7 million at December 31, 2016, to $85.2 million at December 31, 2017, due primarily to organic loan originations in strengthening markets.  The Bank uses underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

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

Residential Real Estate Loans.  Residential first mortgage loans, second mortgages, and home equity line of credit mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  The Bank is a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  The Bank typically retains servicing rights for sold mortgages.  The retention of such servicing rights also allows the Bank an opportunity to have regular contact with mortgage customers and can help to solidify community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in the Bank’s portfolio.  Residential mortgage purchase activity has reflected a moderate level of activity as the real estate market in our market area continues to stabilize.  However, with interest rates rising in 2017 in our market area, the Bank’s residential mortgage lending reflected a reduction in volume and mixture of both refinance and purchase financing opportunities.  Home equity lending reflected growth in 2017 due to a portfolio purchase of high-quality home equity lines of credit (“HELOCs”) from a third party of $16.7 million; this HELOC purchase was made at a 4.25% premium, and the average annualized yield on the portfolio in 2017 was 4.43%, net of the premium accretion.

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

Employees

At December 31, 2017, the Company employed 450 full-time equivalent employees.

Available Information

The Company maintains a corporate website at http://www.oldsecond.com.  The Company makes available free of charge on or through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of the Company’s policies, committee charters and other investor information including our Code of Business Conduct and Ethics, are available on the Company’s website.  No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company’s reports, proxy and informational statements and other information regarding the Company are also available free of charge on the SEC’s website (www.sec.gov).  The Company will also provide copies of its filings free of charge upon written request to: Investor Relations, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

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

As of December 31, 2017: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions.  The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999, to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services.  The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourage inappropriate risk taking and to disclose certain information regarding such plans.  On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion.  The Company has consolidated assets greater than $1 billion and less than $50 billion and the Company is considered a Level 3 banking organization under the proposed rules.  The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight.  Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk.  No final rule has been issued yet.

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.   Effective July 1, 2016, the FDIC changed its pricing system for banks under $10 billion, so that minimum and maximum initial base assessment rates are based on supervisory ratings.   The initial base assessment rates currently range from three basis points to 30 basis points.  At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

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

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 0.46 basis points (46 cents per $100 dollars of assessable deposits).

Supervisory Assessments.    National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.    During the year ended December 31, 2017, the Bank paid supervisory assessments to the OCC totaling $467,000.

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

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016.  See “Regulatory Emphasis on Capital” above.

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

Based on the Bank's loan portfolio as of December 31, 2017, concentrations in commercial real estate did not exceed the 300% guideline for non-owner occupied commercial real estate loans, or the 100% guideline for construction and development loans.

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

Analysis of Average Balances,

Tax Equivalent Interest and Rates

Years ended December 31, 2017, 2016 and 2015

	2017			2016			2015
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$12,224	$134	1.08	$33,226	$169	0.50	$20,066	$55	0.27
Securities:
Taxable	347,712	10,202	2.93	635,914	15,865	2.49	642,132	14,037	2.19
Non-taxable (TE)	208,142	9,137	4.39	36,643	1,295	3.53	22,311	834	3.74
Total securities	555,854	19,339	3.48	672,557	17,160	2.55	664,443	14,871	2.24
Dividends from FHLBC and FRBC	8,127	370	4.55	7,944	333	4.19	8,545	306	3.58
Loans and loans held-for-sale[1]	1,537,742	70,950	4.55	1,218,931	56,263	4.54	1,149,590	53,327	4.58
Total interest earning assets	2,113,947	90,793	4.25	1,932,658	73,925	3.78	1,842,644	68,559	3.68
Cash and due from banks	33,738	-	-	31,689	-	-	29,659	-	-
Allowance for loan and lease losses	(16,390)	-	-	(15,955)	-	-	(19,323)	-	-
Other noninterest bearing assets	187,503	-	-	194,356	-	-	212,142	-	-
Total assets	$2,318,798			$2,142,748			$2,065,122

Liabilities and Stockholders' Equity
NOW accounts	$425,435	$424	0.10	$389,266	$358	0.09	$345,472	$300	0.09
Money market accounts	278,826	349	0.13	273,101	274	0.10	292,725	282	0.10
Savings accounts	261,974	177	0.07	256,905	157	0.06	249,570	152	0.06
Time deposits	389,771	4,227	1.08	404,285	3,640	0.90	410,691	3,201	0.78
Interest bearing deposits	1,356,006	5,177	0.38	1,323,557	4,429	0.33	1,298,458	3,935	0.30
Securities sold under repurchase agreements	31,478	17	0.05	34,016	4	0.01	28,194	3	0.01
Other short-term borrowings	67,959	741	1.08	26,518	102	0.38	21,945	30	0.13
Junior subordinated debentures	57,615	4,002	6.95	57,567	4,334	7.53	57,520	4,287	7.45
Senior notes	44,010	2,689	6.11	2,050	112	5.46	-	-	-
Subordinated debt	-	-	-	42,910	949	2.18	45,000	814	1.78
Notes payable and other borrowings	-	-	-	477	8	1.65	500	7	1.38
Total interest bearing liabilities	1,557,068	12,626	0.81	1,487,095	9,938	0.67	1,451,617	9,076	0.62
Noninterest bearing deposits	547,719	-	-	476,422	-	-	429,403	-	-
Other liabilities	22,131	-	-	12,929	-	-	10,712	-	-
Stockholders' equity	191,880	-	-	166,302	-	-	173,390	-	-
Total liabilities and stockholders' equity	$2,318,798			$2,142,748			$2,065,122
Net interest income (TE)		$78,167			$63,987			$59,483
Net interest income (TE) to total earning assets			3.70			3.31			3.23
Interest bearing liabilities to earning assets	73.66%			76.95%			78.78%

1    Interest income from loans is shown tax equivalent as discussed below and includes fees of $2.4 million, $2.5 million and $1.8 million for 2017, 2016 and 2015, respectively.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 35% to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2017	2016	2015
Interest income (GAAP)	$87,505	$73,379	$68,164
Taxable equivalent adjustment - loans	90	93	103
Taxable equivalent adjustment - securities	3,198	453	292
Interest income (TE)	90,793	73,925	68,559
Less: interest expense (GAAP)	12,626	9,938	9,076
Net interest income (TE)	$78,167	$63,987	$59,483
Net interest income (GAAP)	$74,879	$63,441	$59,088
Average interest earning assets	$2,113,947	$1,932,658	$1,842,644
Net interest income to total interest earning assets	3.54%	3.28%	3.21%
Net interest income to total interest earning assets (TE)	3.70%	3.31%	3.23%

The following table allocates the changes in net interest income to changes in either average balances or average rates for interest earning assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 35% marginal rate.  Interest income not yet received on nonaccrual loans is reversed upon transfer to nonaccrual status; future receipt of interest income is a reduction to principal while in nonaccrual status.

Analysis of Year-to-Year Changes in Net Interest Income1

	2017 Compared to 2016			2016 Compared to 2015
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest and dividend income
Interest bearing deposits	$42	$(77)	$(35)	$50	$64	$114
Securities:
Taxable	(9,260)	3,597	(5,663)	(135)	1,963	1,828
Tax-exempt	7,456	386	7,842	504	(43)	461
Dividends from FHLBC and FRBC	8	29	37	(19)	46	27
Loans and loans held-for-sale	14,557	130	14,687	3,364	(428)	2,936
Total interest and dividend income	12,803	4,065	16,868	3,764	1,602	5,366
Interest expense
NOW accounts	35	31	66	40	18	58
Money market accounts	6	69	75	(21)	13	(8)
Savings accounts	3	17	20	4	1	5
Time deposits	(125)	712	587	(49)	488	439
Securities sold under repurchase agreements	-	13	13	1	-	1
Other short-term borrowings	293	346	639	7	65	72
Junior subordinated debentures	4	(336)	(332)	4	43	47
Senior notes	2,562	15	2,577	112	-	112
Subordinated debt	(475)	(474)	(949)	(36)	171	135
Notes payable and other borrowings	(4)	(4)	(8)	-	1	1
Total interest expense	2,299	389	2,688	62	800	862
Net interest and dividend income	$10,504	$3,676	$14,180	$3,702	$802	$4,504

1  The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of absolute dollar amounts of the change in each.

II.Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31 of each year indicated:

Securities Portfolio Composition

	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Treasury	$4,002	$3,947	$-	$-	$1,509	$1,509
U.S. government agencies	13,062	13,061	-	-	1,683	1,556
U.S. government agency mortgage-backed	12,372	12,214	42,511	41,534	2,040	1,996
States and political subdivisions	272,240	278,092	68,718	68,703	30,341	30,526
Corporate bonds	823	833	10,957	10,630	30,157	29,400
Collateralized mortgage obligations	66,892	65,939	174,352	170,927	68,743	66,920
Asset-backed securities	113,983	112,932	146,391	138,407	241,872	231,908
Collateralized loan obligations	54,271	54,421	102,504	101,637	94,374	92,251
Total securities available-for-sale	$537,645	$541,439	$545,433	$531,838	$470,719	$456,066

Held-to-maturity
U.S. government agency mortgage-backed	$-	$-	$-	$-	$36,505	$38,097
Collateralized mortgage obligations	-	-	-	-	211,241	213,578
Total held-to-maturity	$-	$-	$-	$-	$247,746	$251,675

Some of the Company’s holdings of U.S. government agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which does carry the full faith and credit of the U.S. government.  The Company also holds some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of asset-backed securities (“ABS”) were largely comprised of securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in the Company’s markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  The Company also holds collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  The Company’s CLOs are roughly split between tranches that have S&P or Moody’s ratings of A and those that are rated AA.  CLO credit enhancement is achieved through over-collateralization and/or subordination.

Securities Portfolio Maturity and Yields

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2017.  Securities not due at a single maturity date are shown only in the total column.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$-	-	$3,947	1.85%	$-	-	$-	-	$3,947	1.85%
U.S. government agencies	-	-	-	-	-	-	13,061	1.93%	13,061	1.93
States and political subdivisions	6,185	2.41%	-	-	5,733	3.27%	266,174	3.00	278,092	2.99
Corporate bonds	-	-	332	4.10	501	3.60	-	-	833	3.81
	6,185	2.41	4,279	2.03	6,234	3.29	279,235	2.95	295,933	2.93
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	78,153	2.94
Asset-backed securities	-	-	-	-	-	-	-	-	112,932	2.56
Collateralized loan obligations									54,421	4.32
Total securities available-for-sale	$6,185	2.41%	$4,279	2.03%	$6,234	3.29%	$279,235	2.95%	$541,439	2.99%

As of December 31, 2017, net unrealized gains on available-for-sale securities was $3.8 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $2.2 million.  As of December 31, 2016, net unrealized losses on available-for-sale securities was $13.6 million, which offset by deferred income taxes resulted in an overall reduction to equity capital of $8.2 million.

At December 31, 2017, there were three issuers of ABS and CMOs where the book value of the Company’s holdings were greater than 10% of stockholders’ equity, as follows:

	December 31, 2017
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,625	$26,588
Towd Point Mortgage Trust	29,312	29,210
Student Loan Marketing Association	25,696	25,917

III.Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31 for the years indicated:

	2017	2016	2015	2014	2013
Commercial	$273,234	$229,030	$116,343	$119,717	$95,211
Leases	68,325	55,451	25,712	8,038	10,069
Real estate - commercial	750,991	736,247	605,721	600,629	560,233
Real estate - construction	85,162	64,720	19,806	44,795	29,351
Real estate - residential	425,330	377,197	350,557	369,870	389,931
Consumer	3,971	4,191	4,963	4,004	3,040
Other[1]	10,609	11,973	10,613	12,279	13,421
Gross loans	1,617,622	1,478,809	1,133,715	1,159,332	1,101,256
Allowance for loan and lease losses	(17,461)	(16,158)	(16,223)	(21,637)	(27,281)
Loans, net	$1,600,161	$1,462,651	$1,117,492	$1,137,695	$1,073,975

1 The “Other” class includes overdrafts.

The above gross loan totals include net deferred loan fees and costs.

Maturity and Rate Sensitivity of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2017:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$92,902	$67,371	$90,506	$19,906	$2,549	$273,234
Leases	203	59,785	-	7,914	423	68,325
Real estate - commercial	169,745	314,527	90,787	49,987	125,945	750,991
Real estate - construction	20,660	2,525	51,007	2,902	8,068	85,162
Real estate - residential	36,133	85,196	40,097	36,682	227,222	425,330
Consumer	765	3,139	-	67	-	3,971
Other[1]	2,592	1,840	5,683	158	336	10,609
Total	$323,000	$534,383	$278,080	$117,616	$364,543	$1,617,622

1 The “Other” class includes overdrafts.

The above loan total includes deferred loan fees and costs; column one includes demand notes.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 78.0% and 79.7% of the portfolio at December 31, 2017 and 2016, respectively.  The Company had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2017.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 of the years indicated:

	2017	2016	2015	2014	2013
Nonaccrual loans	$14,388	$15,283	$14,389	$26,926	$38,911
Performing troubled debt restructured loans accruing interest	988	718	165	154	796
Loans past due 90 days or more and still accruing interest	248	-	65	-	87
Total nonperforming loans	15,624	16,001	14,619	27,080	39,794
Other real estate owned	8,371	11,916	19,141	31,982	41,537
Total nonperforming assets	$23,995	$27,917	$33,760	$59,062	$81,331

Other real estate owned ("OREO") as % of nonperforming assets	34.9%	42.7%	56.7%	54.1%	51.1%

Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $47,000, $230,000 and $116,000 was recorded and collected during 2017,  2016 and 2015, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2017,  2016 and 2015, had these loans been on an accrual basis throughout the year, was approximately $781,000,  $918,000 and $815,000, respectively.  There were approximately $5.7 million and $5.0 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2017 and 2016, respectively.  Additionally, the nonaccrual loans above include $2.5 million  and $2.9 million in restructured loans for the years ending December 31, 2017 and 2016.

Potential Problem Loans

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled board of directors meetings of the Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as Substandard include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention.

Management defines potential problem loans as performing loans rated Substandard that do not meet the definition of a nonperforming loan.  These potential problem loans carry a higher probability of default and require additional attention by management.  A more detailed description of these loans can be found in Note 5 to the Consolidated Financial Statements.

IV.Summary of Loan Loss Experience

Analysis of Allowance for Loan and Lease Losses

The following table summarizes, for the years indicated, activity in the allowance for loan and lease losses (“ALLL”), including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2017	2016	2015	2014	2013
Average total loans (exclusive of loans held-for-sale)	$1,534,673	$1,214,804	$1,144,618	$1,124,335	$1,102,197
Allowance at beginning of year	16,158	16,223	21,637	27,281	38,597
Charge-offs:
Commercial	25	95	993	578	316
Leases	215	23	-	-	-
Real estate - commercial	309	1,633	1,653	1,972	2,985
Real estate - construction	23	23	2	174	1,014
Real estate - residential	1,347	1,072	1,639	3,393	6,293
Consumer and other loans	387	344	483	526	597
Total charge-offs	2,306	3,190	4,770	6,643	11,205
Recoveries:
Commercial	30	32	451	58	119
Leases	-	5	-	-	-
Real estate - commercial	161	640	1,595	1,346	5,325
Real estate - construction	377	96	276	633	1,266
Real estate - residential	980	1,331	1,075	1,842	1,221
Consumer and other loans	261	271	359	420	508
Total recoveries	1,809	2,375	3,756	4,299	8,439
Net charge-offs	497	815	1,014	2,344	2,766
Provision (release) for loan and lease losses	1,800	750	(4,400)	(3,300)	(8,550)
Allowance at end of year	$17,461	$16,158	$16,223	$21,637	$27,281

Net charge-offs to average loans	0.03%	0.07%	0.09%	0.21%	0.25%
Allowance at year end to average loans	1.14%	1.33%	1.42%	1.92%	2.48%

The provision for loan and lease losses is based upon management’s estimate of losses inherent in the loan and lease portfolio and its evaluation of the adequacy of the ALLL.  Factors which influence management’s judgment in estimating loan and lease losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans and other credit risk considerations that, in management’s judgment, deserve evaluation in estimating loan and lease losses.

Allocation of the Allowance for Loan and Lease Losses

The following table shows the Company’s allocation of the ALLL by type of loans and the amount of unallocated allowance at December 31 of the years indicated, and, for each category of loans, the percent of total loans represented by that category:

	2017		2016		2015		2014		2013
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$2,453	16.9%	$2,225	15.4%	$2,096	12.5%	$1,644	11.0%	$2,250	9.5%
Leases	692	4.2	37	3.8	-	-	-	-	-	-
Real estate - commercial	9,522	46.4	9,547	49.8	9,013	53.4	12,577	51.8	16,763	50.9
Real estate - construction	923	5.3	389	4.4	265	1.7	1,475	3.9	1,980	2.7
Real estate - residential	1,805	26.3	2,692	25.6	1,694	31.0	1,981	31.9	2,837	35.4
Consumer	1,524	0.6	833	0.2	1,190	0.4	1,454	0.3	1,439	0.3
Unallocated	542	0.3	435	0.8	1,965	1.0	2,506	1.1	2,012	1.2
Total	$17,461	100.0%	$16,158	100.0%	$16,223	100.0%	$21,637	100.0%	$27,281	100.0%

The ALLL is a valuation allowance, which increased by the provision for loan and lease losses of $1.8 million in 2017 and $750,000 in 2016, and decreased by loan loss reserve releases of $4.4 million in 2015, adjusted for charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the ALLL.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement and that the Company is in full compliance with the policy statement.  Management believes it has established an adequate estimated allowance for probable loan and lease losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of the Company’s Board of Directors and Audit Committee.  Although management believes the ALLL is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan and lease losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our ALLL at the time of their examination.

V.Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31 of the years indicated:

	2017	2016
3 months or less	$25,233	$41,462
Over 3 months through 6 months	16,875	16,651
Over 6 months through 12 months	37,086	37,727
Over 12 months	87,084	77,415
	$166,278	$173,255

YTD Average Balances and Interest Rates

	2017		2016		2015
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest bearing demand	$547,719	-%	$476,422	-%	$429,403	-%
Interest bearing:
NOW and money market	704,261	0.11	662,367	0.10	638,197	0.09
Savings	261,974	0.07	256,905	0.06	249,570	0.06
Time	389,771	1.08	404,285	0.90	410,691	0.78
Total deposits	$1,903,725		$1,799,979		$1,727,861

VI.Return on Equity and Assets

The following table presents selected financial ratios as of December 31 for the years indicated:

	2017	2016	2015
Return on average total assets	0.65%	0.73%	0.74%
Return on average equity	7.89	9.43	8.87
Average equity to average assets	8.28	7.76	8.40
Dividend payout ratio	7.84	5.66	-

VII.Short-Term Borrowings

Other short-term borrowings, which consisted of FHLBC advances, totaled $115.0 million as of December 31, 2017, and reflected a weighted average rate of 1.42%.  Average other short-term borrowings totaled $68.0 million, and reflected a weighted average rate of 1.08%, for the year ended December 31, 2017; this average borrowing balance was 33.9% of total equity as of the year ended December 31, 2017.  The maximum amount of FHLBC advances outstanding at any month end in 2017 was $125.0 million as of September 30, 2017.  FHLBC advances are short-term, usually overnight, and amounts borrowed are dependent upon the daily cash flow needs of the Company.

There were no other categories of short-term borrowings that had an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2017, and no categories of short-term borrowings had an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2016 and 2015.

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

Risks Relating to the Company’s Business

A return of recessionary conditions could result in increases in the Company’s level of nonperforming loans and/or reduced demand for the Company’s products and services, which could lead to lower revenue, higher loan and lease losses and lower earnings.

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

Since December 31, 2011, the Company’s gross loans held for investment have increased from $1.37 billion to $1.62 billion at December 31, 2017.  The Talmer acquisition in 2016 resulted in $221.0 million of additional loans, primarily classified as commercial and commercial real estate. During some years in this period, the Company was managing its balance sheet composition to manage its capital levels and position the Bank to meet and exceed its targeted capital levels.  The Company’s ability to increase profitability will depend on a variety of factors, including its ability to originate attractive new lending relationships.  While the Company believes it has the management resources and lending staff in place to continue the successful implementation of its strategic plan, if the Company is unable to increase the size of its loan portfolio, its strategic plan may not be successful and its profitability may be adversely affected.

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

The Company’s nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more, still accruing interest and restructured loans still accruing interest) and its nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below at December 31 (in millions):

	2017	2016	% Change
Nonperforming loans	$15.6	$16.0	(2.5)
OREO	8.4	11.9	(29.4)
Total nonperforming assets	$24.0	$27.9	(14.0)

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

The Company’s loan portfolio generally reflects the profile of the communities in which the Company operates.  Because the Company operates in areas that saw rapid historical growth, real estate lending of all types is a significant portion of its loan portfolio.  Total real estate lending, excluding deferred fees, was $1.26 billion, or approximately 78.0%, of the Company’s loan portfolio at December 31, 2017, compared to $1.18 billion, or approximately 79.7%, at December 31, 2016.  Given that the primary (if not only) source of collateral on these loans is real estate, additional adverse developments affecting real estate values in the Company’s market area could increase the credit risk associated with the Company’s real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2017, the Company’s outstanding commercial real estate loans, including owner occupied real estate, were equal to 298.7% of its total risk-based capital.  If the Company’s regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain, this could limit the Company’s ability to leverage its capital and have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

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

If the Company fails to effectively manage credit risk, its business and financial condition will suffer.

The Company must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to the Company about its business in a timely manner, and/or may present inaccurate or incomplete information to the Company, and risks relating to the value of collateral.  In order to manage credit risk successfully, the Company must, among other things, maintain disciplined and prudent underwriting standards and ensure that its lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by the Company’s employees in underwriting and monitoring loans, the inability of the Company’s employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of the Company’s loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase the Company’s ALLL, each of which could adversely affect the Company’s net income.  As a result, the Company’s inability to successfully manage credit risk could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s Allowance for Loan and Lease Losses may be insufficient to absorb potential losses in the Company’s loan portfolio.

The Company’s success depends significantly on the quality of our assets, particularly loans. Like other financial institutions, the Company is exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. As a result, the Company may experience significant loan and lease losses that may have a material adverse effect on the Company’s operating results and financial condition.

The Company maintains an ALLL at a level the Company believes adequate to absorb estimated losses inherent in its existing loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

While the Company had loan loss reserve releases in 2014 and 2015, its provision for loan and lease losses was increased in 2016 and 2017, which is commensurate with the loan and lease portfolio growth experienced in those years. The Bank may be required to make significant increases in the provision for loan and lease losses and to charge-off additional loans in the future.

Determination of the allowance is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for December 31, 2017, December 31, 2016 and December 31, 2015, included an amount reserved for other not specifically identified risk factors.  New information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review the Company’s allowance and may require an increase in the provision for loan and lease losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ALLL, the Company will need additional provisions to increase the allowance.  Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition and results of operations.

Finally, the measure of the Company’s ALLL is dependent on the adoption and interpretation of accounting standards.  The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to the Company in 2020.  Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred.  Accordingly, the Company expects that the adoption of the CECL model will materially affect how we determine our ALLL and could require the Company to significantly increase its allowance.  Moreover, the CECL model may create more volatility in the level of the Company’s ALLL.  If the Company is required to materially increase its level of ALLL for any reason, such increase could adversely affect the Company’s business, financial condition and results of operations.

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

The communities that the Company serves grew rapidly during the early 21st century, and despite the relative severity of the economic downturn that hit the Company’s key markets, the Company intends to continue concentrating its business efforts in these communities.  The Company’s future success is largely dependent upon the overall economic health of these communities and the ability of the communities to continue to rebound from the difficulties that began in 2007.  While the economies in our market have stabilized, difficult economic conditions remain, and the State of Illinois continues to experience severe fiscal challenges.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market area.  To the extent that these issues, or any future state tax increases, impact the economic vitality of the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, they could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources.  The Company’s competitors primarily include national and regional banks as well as community banks within the markets the Company serves.  Recently, local competitors have expanded their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than the Company to compete for loans, acquisitions and personnel.  The Company also faces competition from savings and loan associations, credit unions, personal loan and finance companies, retail and discount stockbrokers, investment advisors, mutual funds, insurance companies, and other financial intermediaries.  As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Because of this rapidly changing technology, the Company’s future success will depend in part on its ability to address its customers’ needs by using technology.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, the financial services industry could become even more competitive as a result of legislative and regulatory changes, and many large scale competitors can leverage economies of scale to offer better pricing for products and services compared to what the Company can offer.

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

The Company faces a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “PATRIOT Act,” and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Company’s business plan, including its acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

The Company’s strategic growth plans contemplate additional organic growth and potential growth through additional acquisitions, which exposes us to additional risks.

The Company’s strategic growth plans contemplate additional organic growth and potential growth through additional acquisitions. To the extent that the Company is unable to increase loans through organic loan growth, or to identify and consummate attractive acquisitions, the Company may be unable to successfully implement its growth strategy, which could materially and adversely affect the Company’s financial condition and earnings.

The Company routinely evaluates opportunities to acquire additional financial institutions or branches or to open new branches. As a result, the Company regularly engages in discussions or negotiations that, if they were to result in a transaction, could have a material effect on the Company’s operating results and financial condition, including short- and long-term liquidity. The Company’s acquisition activities could require it to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt. Moreover, these types of expansions involve various risks, including:

Management of Growth.    The Company may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;
•	identify and expand into suitable markets;
•	obtain regulatory and other approvals necessary to consummate acquisitions or other expansion activities;
•	retain customers of businesses that it acquires;
•	attract sufficient deposits and capital to fund anticipated loan growth;
•	maintain adequate common equity and regulatory capital;
•	avoid diversion or disruption of its management and existing operations as well as those of the acquired institution;
•	maintain adequate management personnel and systems to oversee such growth;
•	maintain adequate internal audit, loan review and compliance functions; and
•	implement additional policies, procedures and operating systems required to support such growth.

Operating Results.    There is no assurance that existing branches or future branches will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. The Company’s growth may entail growth in overhead expenses as it adds new branches and staff. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches the Company establishes can be expected to negatively impact the Company’s earnings for some period of time until they reach certain economies of scale. The Company’s historical results may not be indicative of future results or results that may be achieved, particularly if the Company continues to expand.

Failure to successfully address these and other issues related to the Company’s expansion could have a material adverse effect on the Company’s financial condition and results of operations, and could adversely affect the Company’s ability to successfully implement its business strategy.

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

The Company’s earnings and cash flows are largely dependent upon the Company’s net interest income.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, the Company’s competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence Company earnings.  When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.  Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.  Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrower’s ability to repay variable rate loans, the demand for loans and the Company’s ability to originate loans and decrease loan prepayment rates.  Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on the Company’s loan and mortgage-backed securities portfolios and increased competition for deposits.  Accordingly, changes in the general level of market interest rates may adversely affect the Company’s net yield on interest-earning assets, loan origination volume and the Company’s overall results.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s business needs and future growth may require the Company to raise additional capital, but that capital may not be available or may be dilutive.

The Company may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet its commitments and fund its business needs and future growth, particularly if the quality of the Company’s assets or earnings were to deteriorate significantly.  In addition, the Company and the Bank are each required by federal regulatory authorities to maintain adequate levels of capital to support their operations.

The Company’s ability to raise capital will depend on, among other things, conditions in the capital markets, which are outside of the Company’s control, and its financial performance.  Accordingly, the Company cannot provide assurance that such capital will be available on terms acceptable to the Company or at all.  Any occurrence that limits the Company’s access to capital, may adversely affect the Company’s capital costs and the Company’s ability to raise capital and, in turn, its liquidity.  Further, if the Company needs to raise capital in the future, the Company may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors.  Any inability to raise capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations and could be dilutive to both tangible book value and the Company’s share price.

In addition, an inability to raise capital when needed may subject the Company to increased regulatory supervision and the imposition of restrictions on the Company’s growth and business.  These restrictions could negatively affect the Company’s ability to operate or further expand its operations through loan growth, acquisitions or the establishment of additional branches.  These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on the Company’s financial condition, results of operations and share price.

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

The Company relies on bank deposits to be a low cost and stable source of funding.  In addition, the Company’s future growth will largely depend on its ability to maintain and grow a strong deposit base. If the Company is unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, the Company may not be able to grow its assets as quickly.  The Company competes with banks and other financial services companies for deposits.  If the Company’s competitors raise the rates they pay on deposits in response to interest rate changes initiated by the FRBC Open Market Committee or for other reasons of their choice, the Company’s funding costs may increase, either because the Company raises its rates to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce the Company’s net interest margin and net interest income.  Any decline in available funding could adversely affect the Company’s ability to continue to implement its business strategy which could have a material adverse effect on the Company’s liquidity, business, financial condition and results of operations.

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

The Company may be materially and adversely affected by the highly regulated environment in which it operates.

The Company is subject to extensive federal and state regulation, supervision and examination.  Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than the Company’s stockholders.  Compliance with banking regulations is costly and these regulations affect the Company’s lending practices, capital structure, investment practices, mergers and acquisitions, dividend policy, and growth, among other things.

The Company and the Bank also undergo periodic examinations by their regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

A more detailed description of the primary federal and state banking laws and regulations that affect the Company and the Bank is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  Since the economic recession, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change.  In particular, the Dodd-Frank Act drastically revised the laws and regulations under which the Company operates.  The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased the Company’s costs of doing business and, as a result, may create an advantage for the Company’s competitors who may not be subject to similar legislative and regulatory requirements.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect the Company or our subsidiaries.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect the Company in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on the Company’s future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per account. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. As a result of recent FDIC assessment charges, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets less the sum of its average tangible equity, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Company may be required to pay higher FDIC premiums than the recent levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce the Company’s profitability, may limit its ability to pursue certain business opportunities or otherwise negatively impact its operations.

The Company is subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Company’s performance under the fair lending laws and regulations could adversely impact the Company’s rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Company’s reputation, business, financial condition and results of operations.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the current Presidential administration. However, both the President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The current administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the Company’s business and results of operations, in ways that are difficult to predict. In addition, the Company’s results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

The Company’s ability to realize its deferred tax asset may be reduced, which may adversely impact its results of operations.

Deferred tax assets are reported as assets on the Company’s balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2017, the Company had net deferred tax assets of $25.4 million, which included deferred tax assets for a federal net operating loss carryforward of $7.2 million that is expected to expire in 2031 thru 2033.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of the Company’s net deferred tax asset was more likely than not.  As a result, the Company did not recognize a valuation allowance on its net deferred tax asset as of December 31, 2017 or December 31, 2016.    If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized.   In July 2017, the State of Illinois enacted an income tax rate increase which resulted in the Company recording an additional income tax benefit and increase to the deferred tax asset of $1.6 million.  In December 2017, the President signed the Tax Cuts and Jobs Act into law, which reduced the corporate federal income tax rate to 21% and resulted in a $9.5 million write-down of the Company’s deferred tax asset in the fourth quarter of 2017, through income tax expense.  These tax rate changes, in conjunction with the Company’s net income in 2017, have resulted in a significant reduction of the deferred tax asset over the last year.  The Company’s deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company depends on its executive officers and other key employees, and its ability to attract additional key personnel, to continue the implementation of the Company’s long-term business strategy, and the Company could be harmed by the unexpected loss of their services.

The Company believes that its continued growth and future success will depend in large part on the skills of its executive officers and other key employees and its ability to motivate and retain these individuals, as well as its ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  The Company’s business is primarily relationship-driven in that many of its key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not timely replaced.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute the Company’s business strategy may be lengthy.  We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of the Company’s key personnel could have a material adverse effect on the Company’s business because of their skill, knowledge of the Company’s primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of the Company’s key personnel should become unavailable for any reason, the Company may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s business, financial condition, results of operation and future prospects.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites.  The Company operates in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber incident, such as a security breach, may be undetected for a period of time.  However, applying guidance from the Federal Financial Institutions Examination Council, the Company has identified security risks and employs risk mitigation controls.  Following a layered security approach, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  The Company expects that it will spend additional time and will incur additional cost going forward to modify and enhance protective measures and that effort and spending will continue to be required to investigate and remediate any information security vulnerabilities.

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

The Company relies on software developed by third party vendors to process various Company transactions.  In some cases, the Company has contracted with third parties to run their proprietary software on behalf of the Company at a location under the control of the third party.  These systems include, but are not limited to, core data processing, payroll, wealth management record keeping, and securities portfolio management.  While the Company performs a review of controls instituted by the vendor over these programs in accordance with industry standards and institutes its own user controls, the Company must rely on the continued maintenance of the performance controls by these outside parties, including safeguards over the security of customer data.  In addition, the Company creates backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, the Company may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if a third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  A disruption or breach of security may ultimately have a material adverse effect on the Company’s financial condition and results of operations.

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

Risks Related to the Company’s Proposed Merger with Greater Chicago Financial Corp. (“Greater Chicago Financial”)

Combining with Greater Chicago Financial may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

The Company and Greater Chicago Financial have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s and Greater Chicago Financial’s ability to successfully combine and integrate the businesses of the Company and Greater Chicago Financial in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the merger.  If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and/or Greater Chicago Financial to lose customers or cause customers to remove their accounts from the Company and/or Greater Chicago Financial and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Greater Chicago Financial during this transition period and for an undetermined period after completion of the merger on the combined company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the combined company's business, results of operation and stock price.

The merger may distract the Company’s management from their other responsibilities.

The merger could cause the Company’s management to focus their time and energies on matters related to the merger that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of the Company’s management, if significant, could affect the Company’s ability to service existing business and develop new business and adversely affect its business and earnings before the merger, or the business and earnings of the combined company after the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, the Company must obtain approvals (or waivers of such approvals) from the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although the Company does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger with Greater Chicago Financial is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

The Company has incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement with Greater Chicago Financial. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

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

Despite the termination of the Written Agreement, the Company is still subject to various restrictions on its ability to pay dividends imposed by the Federal Reserve.  The Company is also subject to the limitations of the DGCL.  The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  In addition, the Company is a legal entity separate and distinct from our bank subsidiary. The Company’s principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by us to our stockholders.   If the Bank is unable to make dividend payments to the Company and sufficient cash or liquidity is not otherwise available, the Company may not be able to make dividend payments to its stockholders.

Holders of the Company’s common stock are also only entitled to receive such dividends as the Company’s board of directors may declare out of funds legally available for such payments.

The trading volumes in the Company’s common stock may not provide adequate liquidity for investors.

Shares of the Company’s common stock are listed on the Nasdaq Global Select Market; however, the average daily trading volume in its common stock is less than that of most larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control.  Given the current daily average trading volume of the Company’s common stock, significant sales of the Company’s common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of the Company’s common stock.

The trading price of the Company’s common stock may be subject to continued significant fluctuations and volatility.

The market price of the Company’s common stock could be subject to significant fluctuations due to, among other things:

•

actual or anticipated quarterly fluctuations in its operating and financial results, particularly if such results vary from the expectations of management, securities analysts and investors, including with respect to further loan and lease losses the Company may incur;

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

Shares of the Company’s common stock are subject to dilution, which could cause the Company’s common stock price to decline.

The Company is generally not restricted from issuing additional shares of its common stock up to the number of shares authorized in its Certificate of Incorporation.  The Company may issue additional shares of its common stock (or securities convertible into common stock) in the future for a number of reasons, including to finance the Company’s operations and business strategy (including mergers and acquisitions), to adjust its ratio of debt to equity, to address regulatory capital concerns, or to satisfy the Company’s obligations upon the exercise of outstanding options or warrants. The Company may issue equity securities in transactions that generate cash proceeds, transactions that free up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash. If the Company chooses to raise capital by selling shares of its common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of the Company’s common stock and could have a material negative effect on the market price of the Company’s common stock.

Certain banking laws and the Company’s governing documents may have an anti-takeover effect.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. In addition, the Company has a classified board of directors and has adopted an Amended and Restated Rights Plan and Tax Benefits Preservation Plan as amended (the “Rights Plan”), which expires on September 12, 2018, and is intended to discourage any person from acquiring 5% or more of the Company’s outstanding stock (with certain limited exceptions), in order to help preserve the value of its deferred tax asset. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 25 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 23 of our properties and lease two of our locations.  The Company’s two leased locations are under agreement through March 2018 and December 31, 2018, with the December 2018 lease expiration under an option to extend through December 31, 2021.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

The Company’s common stock trades on The Nasdaq Global Select Market under the symbol “OSBC”.  As of December 31, 2017, the Company had 891 stockholders of record of its common stock.  The following table sets forth the high and low trading prices of the Company’s common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2017 and 2016.

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First quarter	$11.50	$9.65	$0.01	$7.78	$6.22	$-
Second quarter	12.75	10.95	0.01	7.55	6.37	0.01
Third quarter	13.50	10.75	0.01	8.65	6.67	0.01
Fourth quarter	14.90	12.15	0.01	11.64	7.45	0.01

The Company resumed paying dividends in 2016 as set forth in the table above.  The Company’s stockholders are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefor.  The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank; however, certain regulatory restrictions and the terms of its debt and equity securities, limit the amount of cash dividends it may pay.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Shareholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2012, and ending December 31, 2017, a comparison of cumulative total returns for the Company, S&P 500 and the SNL U.S. Bank Nasdaq.  The information assumes that $100 was invested at the closing price at December 31, 2012, in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Old Second Bancorp, Inc.	100.00	378.69	440.16	642.62	909.35	1,127.10
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2017	2016	2015	2014	2013
Balance sheet items at year-end
Total assets	$2,383,429	$2,251,188	$2,077,028	$2,060,905	$2,003,104
Total earning assets	2,191,685	2,037,012	1,862,257	1,832,714	1,758,582
Average assets	2,318,798	2,142,748	2,065,122	2,036,493	1,961,734
Loans, gross	1,617,622	1,478,809	1,133,715	1,159,332	1,101,256
Allowance for loan and lease losses	17,461	16,158	16,223	21,637	27,281
Deposits	1,922,925	1,866,785	1,759,086	1,685,055	1,682,128
Securities sold under agreement to repurchase	29,918	25,715	34,070	21,036	22,560
Other short-term borrowings	115,000	70,000	15,000	45,000	5,000
Junior subordinated debentures	57,639	57,591	57,543	57,496	57,448
Senior notes	44,058	43,998	-	-	-
Subordinated debt	-	-	45,000	45,000	45,000
Note payable	-	-	500	500	500
Stockholders’ equity	200,350	175,210	155,929	194,163	147,692

Results of operations for the year ended
Interest and dividend income	87,505	73,379	68,164	68,044	69,040
Interest expense	12,626	9,938	9,076	10,984	13,786
Net interest and dividend income	74,879	63,441	59,088	57,060	55,254
Provision (release) for loan and lease losses	1,800	750	(4,400)	(3,300)	(8,550)
Noninterest income	30,372	28,574	29,294	29,216	31,183
Noninterest expense	69,149	66,761	68,421	73,679	83,144
Income before taxes	34,302	24,504	24,361	15,897	11,843
Provision (benefit) for income taxes	19,164	8,820	8,976	5,761	(70,242)
Net income	15,138	15,684	15,385	10,136	82,085
Preferred stock dividends and accretion	-	-	1,873	(1,719)	5,258
Net income available to common stockholders	$15,138	$15,684	$13,512	$11,855	$76,827

Loan quality ratios
Allowance for loan and lease losses to total loans at end of year	1.08%	1.09%	1.43%	1.87%	2.48%
Provision for loan and lease losses to total loans	0.11%	0.05%	(0.39)%	(0.28)%	(0.78)%
Net loans charged-off to average total loans	0.03%	0.07%	0.09%	0.21%	0.25%
Nonaccrual loans to total loans at end of year	0.89%	1.03%	1.27%	2.32%	3.53%
Nonperforming assets to total assets at end of year	1.01%	1.24%	1.63%	2.87%	4.06%
Allowance for loan and lease losses to nonaccrual loans	121.36%	105.73%	112.75%	80.36%	70.11%

Per share data
Basic earnings	$0.51	$0.53	$0.46	$0.46	$5.45
Diluted earnings	0.50	0.53	0.46	0.46	5.45
Common book value per share	6.76	5.93	5.29	4.99	5.37

Weighted average diluted shares outstanding	30,038,417	29,838,931	29,730,074	25,549,193	14,106,033
Weighted average basic shares outstanding	29,600,702	29,532,510	29,476,821	25,300,909	13,939,919
Shares outstanding at year-end	29,627,086	29,556,216	29,483,429	29,442,508	13,917,108

The following represents unaudited quarterly financial information for the periods indicated:

	2017				2016
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$22,664	$22,425	$21,800	$20,616	$20,196	$17,825	$17,779	$17,579
Interest expense	3,278	3,142	3,139	3,067	2,686	2,478	2,416	2,358
Net interest income	19,386	19,283	18,661	17,549	17,510	15,347	15,363	15,221
Loan loss reserve	750	300	750	-	750	-	-	-
Securities gains (losses), net	639	102	(131)	(136)	(193)	(1,959)	-	(61)
Income before taxes	10,629	9,908	7,242	6,523	7,973	5,359	5,940	5,232
Net (loss) income	(2,512)	8,077	5,146	4,427	5,018	3,499	3,845	3,322
Basic (losses) earnings per share	(0.08)	0.27	0.17	0.15	0.17	0.12	0.13	0.11
Diluted (losses) earnings per share	(0.08)	0.27	0.17	0.15	0.17	0.12	0.13	0.11

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding the Company’s operations for the twelve-month periods ending December 31, 2017, 2016 and 2015, and financial condition at December 31, 2017 and 2016.  This discussion should be read in conjunction with “Selected Financial Data” and the Company’s consolidated financial statements and the accompanying notes thereto included elsewhere in this document.  We have made, and will continue to make, various forward-looking statements with respect to financial and business matters.  Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties.  Actual results may differ materially from those contained in these forward-looking statements.  For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Business overview

The Company provides a wide range of financial services through its 25 banking locations located in Kane, Kendall, DeKalb, DuPage, LaSalle, Will and Cook counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  The Company focuses its business upon establishing and maintaining relationships with its clients while maintaining a commitment to providing for the financial services needs of the communities in which it operates through its retail branch network.  The Company emphasizes relationships with individual customers as well as small to medium-sized businesses throughout our market area.  The Company’s market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  The Company also has extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

The Company’s primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and the Company’s primary lending products are commercial mortgages, construction lending, commercial loans, residential mortgages, leases and consumer loans.  Major portions of the Company’s loans are secured by various forms of collateral including real estate, business assets, and consumer property although borrower cash flow is the primary source of repayment at the time of loan origination.

The health of the overall real estate industry in the Company’s markets continued to improve in 2017.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued difficult market conditions through 2015 generated smaller declines in values of real estate and associated asset types.  Overall stable market conditions over the past two years are reflected in the financials presented for the reporting period that ended December 31, 2017.  The availability of ready local markets for real estate, while improved, remained limited and continued to affect the ability of many borrowers to pay on their obligations.

On October 28, 2016, the Company closed on its acquisition of the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of this transaction, the Company acquired $223.8 million of loans, prior to fair value adjustment, and $48.9 million of deposits.  The purchase resulted in the Company establishing a metropolitan Chicago office presence with a strong commercial client focus, and retention of an experienced lending team.

Financial overview

In 2017, the Company recorded net income of $15.1 million, or $0.50 per fully diluted share, which compares with a net income of  $15.7 million, or $0.53 per fully diluted share in 2016, and $15.4 million, or $0.46 per fully diluted share in 2015.  The basic earnings per share for the periods presented was $0.51 in 2017, $0.53 in 2016 and $0.46 in 2015.  The Company’s 2017 net income was negatively impacted by a nonrecurring income tax expense of $9.5 million recorded in the fourth quarter of 2017 due to the “Tax Cuts and Jobs Act,” which was signed into law in late 2017.  The federal income tax rate reduction approved under this law decreased the Company’s deferred tax asset.  The Company’s net income was favorably impacted by a nonrecurring income tax credit of $1.6 million recorded in July 2017 due to a State of Illinois tax rate increase, which increased the deferred tax asset by a like amount.  In addition, the Company recorded an additional provision for loan and lease losses in 2017 of $1.8 million compared to a $750,000 provision for loan and lease losses in 2016, and a $4.4 million release of reserves for loan and lease losses in 2015.  Net charge-offs were $497,000 in 2017, $815,000 in 2016, and $1.0 million in 2015.

Net interest and dividend income increased $11.4 million, or 18.0%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Average loans, including loans held-for-sale, increased $318.8 million, or 26.2%, in 2017 compared to 2016.  The Talmer branch acquisition in the fourth quarter of 2016 contributed to the full year 2017 average loan growth, with additional growth realized primarily in the commercial and commercial real estate-owner occupied loan portfolios.  Average interest bearing deposits increased $32.4 million, or 2.5%, while average rates increased five basis points.  This increase was primarily due to rising rates offered on time or certificates of deposit. Average noninterest bearing deposits increased by $71.3 million, or 15.0%, from 2016 to 2017, a result of commercial demand deposit growth which correlated with the increase in commercial loan growth.

Net interest and dividend income increased $4.4 million, or 7.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.  Average loans, including loans held-for-sale, increased $69.3 million, or 6.0%, in 2016 compared to 2015.  The

Talmer branch acquisition contributed approximately $38.6 million of the average loan growth, with additional growth realized primarily in the commercial loan portfolio.  Average interest bearing deposits increased $25.1 million, or 1.9%, while average rates increased three basis points.  This increase was primarily due to rising rates offered on time or certificates of deposit. Average noninterest bearing deposits increased by $47.0 million, primarily due to the Talmer branch acquisition in late 2016 of $48.9 million of deposits, of which $28.9 million were noninterest bearing.

In 2016 and 2017, the Company continued to reposition its balance sheet to ensure appropriate funding was available for loan growth and branch acquisition needs, to further reduce asset quality risk, and grow deposits organically as a less expensive funding source.  In the second quarter of 2016, the securities held-to-maturity portfolio was reclassified to available-for sale to allow portfolio restructuring and to fund loan growth.  This transfer of $244.8 million was approved by the Board of Directors, and will preclude any holdings of securities held-to-maturity for a two-year period from that date.  Average interest bearing liabilities increased to $1.56 billion in 2017 from $1.49 billion in 2016, as the need for funding began to rise with the balance sheet growth experienced.

Management also continued to emphasize credit quality and maintain its capital ratios with continued strong liquidity.  In 2017, the Company experienced loan growth of $138.8 million, or 9.4% over 2016 year end loans.  The growth was driven by an active commercial lending team in new and existing markets, as well as a select portfolio purchase of home equity lines of credit of $16.7 million from a third party and $17.1 million of lease purchases.  Asset quality levels have improved steadily over the last few years, with nonperforming assets decreasing to $24.0 million as of year end 2017, as compared to $27.9 million for year end 2016 and $33.8 million for December 31, 2015.  Corresponding to the reduction in problem loans and nonperforming assets, the Company also continued to take steps to reduce operating expenses and increase net income.  Reduced other real estate owned holdings resulted in lower net other real estate owned expenses each year for 2017, 2016 and 2015.  As the Company focused on reducing all noninterest expenses, it was able to maintain its profitable wealth management business and secondary residential real estate originations and sales as important sources of noninterest income.

Recent developments

On December 26, 2017, the Company announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) to acquire Greater Chicago Financial Corp. and its wholly-owned bank subsidiary, ABC Bank, in an all-cash transaction.  Under the terms of the Merger Agreement, the Company will acquire all of the outstanding common stock of Greater Chicago Financial Corp. in a transaction valued at approximately $41.1 million.  The Company will acquire and simultaneously retire $6.3 million of outstanding subordinated debentures of Greater Chicago Financial Corp.  ABC Bank had total assets of $342.6 million as of December 31, 2017, including $234.4 million of net loans.  The merger is expected to close in the second quarter of 2018.

Critical accounting policies

The Company’s consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry.  These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations.  Changes in underlying factors, assumptions, or estimates could have a material impact on the Company’s future financial condition and results of operations.  The most critical of these significant accounting policies are the policies related to the allowance for loan and lease losses, fair valuation methodologies and income taxes.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Significant accounting policies are presented in Note 1 of the financial statements included in this annual report.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Recent accounting pronouncements and standards that have impacted or could potentially affect the Company are also discussed in Note 1 of the consolidated financial statements.

Allowance for loan and lease losses

The allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable credit losses inherent in the loan and lease portfolio.  Determination of the ALLL is inherently subjective since it requires significant estimates and management judgment, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on a migration analysis that uses historical loss experience, consideration of current economic trends, portfolio growth and concentration risk, management and staffing changes, and other credit market factors.

The ALLL methodology consists of (i) specific reserves established for probable losses on individual loans or leases for which the recorded investment in the loan or lease exceeds the present value of expected future cash flows or the net realizable value of the underlying collateral, if collateral dependent, (ii) an allowance based on an analysis that uses historical credit loss experience for each loan or lease category, and (iii) the impact of other internal and external qualitative and credit market factors as assessed by management through detailed loan review, allowance analysis and credit discussions.

The ALLL is a valuation allowance for losses, increased by the provision for loan and lease losses and decreased by both loan loss reserve releases and charge-offs less recoveries.  Management estimates the allowance balance required using an assessment of various risk factors including, but not limited to, past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations, estimated collateral values, volume trends in delinquencies, nonaccruals, economic conditions, and other credit market considerations.  Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for losses inherent in the loan and lease portfolio.

Management incorporated methodology changes in the ALLL calculation in both 2016 and 2017 to further refine the process.  These methodology changes are described in the “Allowance for Loan and Lease Losses” section of this “Management Discussion and Analysis of Financial Condition and Results of Operations.”  As a result of management’s analysis of the adequacy of the ALLL, a loan and lease loss provision was recorded in 2017 and 2016, and loan loss reserve releases were recorded for the year ended December 31, 2015.

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans were $20.1 million at December 31, 2017.  This total compares to $22.3 million and $20.9 million December 31, 2016 and 2015, respectively.  In addition, a discussion of the factors driving changes in the amount of the ALLL is included in the “Allowances for Loan and Lease Losses” section that follows.

Income Taxes

The Company recognizes expense for federal and state income taxes currently payable as well as deferred federal and state taxes, estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  Federal deferred tax assets related to net operating losses totaled $34.5 million as of December 31, 2017.  The Company maintains deferred tax assets for deductible temporary differences, the largest of which related to the goodwill amortization/impairment.  For income tax return purposes this relates to Section 197 goodwill amortization and goodwill impairment charges.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  Any change in tax rate will be recorded in the period enacted, which was evidenced by the $1.6 million income tax credit recorded in the third quarter of 2017 due to the State of Illinois tax rate change in July 2017, as well as the $9.5 million income tax expense recorded in the fourth quarter of 2017 for the enactment of the “Tax Cuts and Jobs Act.”

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

Income tax returns are also subject to audit by the Internal Revenue Service (the “IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2014 to 2016, the state of Illinois  from  2014 to 2016, and the states of Wisconsin and Indiana from 2009 to 2016.   The Company believes it has adequately accrued for all probable income taxes payable.

Fair Value

The use of fair values is required in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. Fair value is an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability.

In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available.  If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.  Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, prepayment speeds, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Note 18, “Fair Value Measurements,” to the consolidated financial statements includes information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies and key inputs used.

Non-GAAP Financial Measures

This annual report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest income to interest earning assets on a tax equivalent (“TE”) basis and our tangible common equity to tangible assets ratio.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factor and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of operations

Net interest income

Net interest income, which is our primary source of earnings, is the difference between interest income earned on interest-earning assets, such as loans and investment securities, as well as accretion income on purchased loans, and interest incurred on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.  The Company’s net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  The Company’s asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring the Company’s balance sheet and off-balance sheet positions.  This process is discussed in more detail in the section entitled “Interest rate risk” in  “Quantitative and Qualitative Disclosures about Market Rate Risk.”

Net interest income increased $11.4 million, or 18.0%, from the year ended December 31, 2016, to $74.9 million for the year ended December 31, 2017.  The increase in interest and dividend income in 2017 was partially offset by increases in interest expense.  The Company’s net interest margin on a taxable equivalent basis, which is net interest income divided by total interest-earning assets, was 3.70% for the year ended 2017, compared to 3.31% for the year ended 2016, an increase of 39 basis points.  The growth in the Company’s net interest margin was due primarily to higher loan volumes in 2017, coupled with $1.3 million of  discount accretion on purchase loans as a result of our Talmer branch acquisition in late 2016.  The increase in interest expense in 2017 compared to 2016 was due primarily to higher rates paid on time deposits, as well as a full year of interest expense on senior notes issued in December 2016, which were issued at a higher rate than the subordinated notes simultaneously retired in December 2016.

Net interest income increased $4.4 million, or 7.4%, from the year ended December 31, 2015, to $63.4 million for the year ended December 31, 2016.  The increase in net interest income in 2016 was partially offset by increases in interest expense.  The Company’s net interest margin on a taxable equivalent basis was 3.31% for the year ended 2016, compared to 3.23% for the year ended 2015, an increase of eight basis points.  The growth in the Company’s net interest margin was due primarily to higher loan volumes in 2016, coupled with $604,000 of discount accretion on purchased loans as a result of our Talmer branch acquisition in late 2016.

Average earning assets increased $181.3 million, or 9.4%, to $2.11 billion in 2017, from $1.93 billion in 2016.  The increase was primarily the result of a $318.8 million increase in average loans and loans held-for-sale, partially offset by a $116.7 million decrease in average total securities.  The increase in average loans in 2017 reflects growth due to our Talmer branch acquisition, as well as organic commercial, real estate and lease financing growth.  Average earning assets increased $90.0 million, or 4.9%, to $1.93 billion in 2016, from $1.84 billion in 2015.  The increase was primarily the result of growth in average loans and loans held-for-sale and average total securities.  The increase in average loans in 2016 reflect growths due to our Talmer branch acquisition, as well as organic commercial, real estate and lease financing growth.

Average interest bearing liabilities increased $70.0 million to $1.56 billion in 2017, from $1.49 billion in 2016, due primarily to growth in NOW accounts, an increase in other short-term borrowings and the restructuring of the Company’s debt.  The debt structure of the Company was revised in late 2016, with the retirement of $45.5 million of subordinated and senior debt due in 2018, and simultaneous public offering of $45.0 million of senior notes, which pay at a higher rate.  The impact of this debt offering will be seen in future years as interest expense is projected to increase going forward.  The interest rate on the retired subordinated debt reset quarterly at three-month LIBOR plus 150 basis points.  The $45.0 million in new senior notes have a fixed rate at 5.75% for five years, which converts to a floating rate tied to three month LIBOR plus 385 basis points in 2021.  Average interest bearing liabilities increased $35.5 million to $1.49 billion in 2016, from $1.45 billion in 2015, due primarily to growth in NOW accounts.

Analysis of Average Balances

Tax Equivalent Interest and Rates

Years ended December 31, 2017,  2016 and 2015

(In thousands – unaudited)

	2017			2016			2015
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$12,224	$134	1.08	$33,226	$169	0.50	$20,066	$55	0.27
Securities:
Taxable	347,712	10,202	2.93	635,914	15,865	2.49	642,132	14,037	2.19
Non-taxable (TE)	208,142	9,137	4.39	36,643	1,295	3.53	22,311	834	3.74
Total securities	555,854	19,339	3.48	672,557	17,160	2.55	664,443	14,871	2.24
Dividends from FHLBC and FRBC	8,127	370	4.55	7,944	333	4.19	8,545	306	3.58
Loans and loans held-for-sale[1]	1,537,742	70,950	4.55	1,218,931	56,263	4.54	1,149,590	53,327	4.58
Total interest earning assets	2,113,947	90,793	4.25	1,932,658	73,925	3.78	1,842,644	68,559	3.68
Cash and due from banks	33,738	-	-	31,689	-	-	29,659	-	-
Allowance for loan and lease losses	(16,390)	-	-	(15,955)	-	-	(19,323)	-	-
Other noninterest bearing assets	187,503	-	-	194,356	-	-	212,142	-	-
Total assets	$2,318,798			$2,142,748			$2,065,122

Liabilities and Stockholders' Equity
NOW accounts	$425,435	$424	0.10	$389,266	$358	0.09	$345,472	$300	0.09
Money market accounts	278,826	349	0.13	273,101	274	0.10	292,725	282	0.10
Savings accounts	261,974	177	0.07	256,905	157	0.06	249,570	152	0.06
Time deposits	389,771	4,227	1.08	404,285	3,640	0.90	410,691	3,201	0.78
Interest bearing deposits	1,356,006	5,177	0.38	1,323,557	4,429	0.33	1,298,458	3,935	0.30
Securities sold under repurchase agreements	31,478	17	0.05	34,016	4	0.01	28,194	3	0.01
Other short-term borrowings	67,959	741	1.08	26,518	102	0.38	21,945	30	0.13
Junior subordinated debentures	57,615	4,002	6.95	57,567	4,334	7.53	57,520	4,287	7.45
Senior notes	44,010	2,689	6.11	2,050	112	5.46	-	-	-
Subordinated debt	-	-	-	42,910	949	2.18	45,000	814	1.78
Notes payable and other borrowings	-	-	-	477	8	1.65	500	7	1.38
Total interest bearing liabilities	1,557,068	12,626	0.81	1,487,095	9,938	0.67	1,451,617	9,076	0.62
Noninterest bearing deposits	547,719	-	-	476,422	-	-	429,403	-	-
Other liabilities	22,131	-	-	12,929	-	-	10,712	-	-
Stockholders' equity	191,880	-	-	166,302	-	-	173,390	-	-
Total liabilities and stockholders' equity	$2,318,798			$2,142,748			$2,065,122
Net interest income (TE)		$78,167			$63,987			$59,483
Net interest income (TE) to total earning assets			3.70			3.31			3.23
Interest bearing liabilities to earning assets	73.66%			76.95%			78.78%

1    Interest income from loans is shown tax equivalent as discussed below and includes fees of $2.4 million, $2.5 million and $1.8 million for 2017,  2016 and 2015, respectively.  Nonaccrual loans are included in the above stated average balances.  See Guide 3”Statistical Data Requirements”, Item I for further details in tax equivalent adjustment.

Provision for loan and lease losses

The Company recorded a provision for loan and lease losses in 2017 of $1.8 million as compared to $750,000 of loan and lease losses provision in 2016, and a $4.4 million release of reserves for loan and lease losses in 2015.  For additional discussion of the loan and lease loss provision and allowance, see the section below “Allowance for Loan and Lease Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

(in thousands)	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
	2017	2016	2015	2017-2016	2016-2015
Trust income	$6,203	$5,670	$5,953	9.4	(4.8)
Service charges on deposits	6,720	6,684	6,820	0.5	(2.0)
Residential mortgage banking revenue:
Secondary mortgage fees	776	1,038	907	(25.2)	14.4
Mortgage servicing rights mark to market loss	(802)	(919)	(1,141)	12.7	19.5
Mortgage servicing income	1,778	1,724	1,628	3.1	5.9
Net gain on sales of mortgage loans	4,803	6,343	5,775	(24.3)	9.8
Total residential mortgage banking revenue	6,555	8,186	7,169	(19.9)	14.2
Securities gains (losses), net	474	(2,213)	(178)	N/M	N/M
Increase in cash surrender value of BOLI	1,432	1,283	1,396	11.6	(8.1)
Debit card interchange income	4,200	4,027	4,028	4.3	(0.0)
Gains (losses) on disposal and transfer of fixed assets	10	(1)	(1,119)	N/M	N/M
Other income	4,778	4,938	5,225	(3.2)	(5.5)
Total noninterest income	$30,372	$28,574	$29,294	6.3	(2.5)

N/M - Not meaningful

Total noninterest income increased $1.8 million to $30.4 million in 2017, as compared to $28.6 million in 2016.  The Company continues to develop strategic plans to grow its trust income and service charges on deposits, subject to the banking industry’s regulatory environment.  Trust income increased $533,000 in 2017 from 2016, due primarily to growth in estates fees and management emphasis on advisory fee growth.  Service charges on deposits increased $36,000 in 2017 from 2016 due primarily to growth in commercial demand related account fees, as a result of increases in commercial demand deposit balances commensurate with management’s focus on growing commercial loans.  Residential mortgage banking revenue declined $1.6 million in 2017 from 2016, due primarily to a rising interest rate environment.  Mortgage originations decreased $47.0 million in 2017 from 2016, and proceeds from mortgage sales declined $45.4 million in 2017 compared to 2016.  However, mortgage servicing rights showed a slight improvement of $117,000 for 2017, compared to 2016.  Securities gains were $474,000 for 2017, compared to net losses on securities of $2.2 million in 2016, primarily due to security sales in 2016 stemming from funding needs related to the Talmer branch acquisition.  The cash surrender value of bank owned life insurance (“BOLI”) increased $149,000 in 2017, compared to 2016, due to the rising interest rate environment.

Total noninterest income decreased $720,000 to $28.6 million in 2016, as compared to $29.3 million in 2015.  Trust income decreased $283,000 in 2016 from 2015, due primarily to declines in personal trust and estate fees in 2016.  Residential mortgage banking revenue increased $1.0 million in 2016, compared to 2015, despite the rising rate environment.  Valuations in the mortgage business also improved in 2016, compared to 2015.  Net losses on securities were $2.2 million for 2016, compared to net losses of $178,000  in 2015, with the increase in net losses primarily due to security sales in 2016 stemming from funding needs related to the Talmer branch acquisition.  The cash surrender value of BOLI decreased $113,000 in 2016, compared to 2015, primarily due to minimal rising interest rates and modest increases in the cash surrender value of the policies.  Noninterest income in 2015 included a noncash impairment charge of approximately $1.1 million on the now closed branch in Batavia, Illinois and revenue of approximately $917,000 related to a one-time payment from a long term service provider, which is included in “other income.”

Noninterest expense

(in thousands)	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
	2017	2016	2015	2017-2016	2016-2015
Salaries	$31,096	$28,823	$28,173	7.9	2.3
Officers incentive	2,637	1,988	1,320	32.6	50.6
Benefits and other	6,347	5,423	5,568	17.0	(2.6)
Total salaries and employee benefits	40,080	36,234	35,061	10.6	3.3
Occupancy, furniture and equipment	5,951	6,063	6,260	(1.8)	(3.1)
Computer and data processing	4,387	4,349	4,357	0.9	(0.2)
FDIC insurance	658	865	1,334	(23.9)	(35.2)
General bank insurance	1,031	1,109	1,273	(7.0)	(12.9)
Amortization of core deposit intangible	96	16	-	N/M	N/M
Advertising expense	1,505	1,633	1,340	(7.8)	21.9
Debit card interchange expense	1,329	1,455	1,514	(8.7)	(3.9)
Legal fees	650	800	1,175	(18.8)	(31.9)
Other real estate owned expense, net	2,165	2,743	5,191	(21.1)	(47.2)
Other expense	11,297	11,494	10,916	(1.7)	5.3
Total noninterest expense	$69,149	$66,761	$68,421	3.6	(2.4)

N/M - Not meaningful

Total noninterest expense increased by $2.4 million, or 3.6%, in 2017 compared to 2016.  Total salaries and employee benefits increased 10.6% in 2017 compared to 2016, primarily as a result of growth in salaries, insurance and other benefits costs, and increased officer incentives due to improved corporate performance.  Other real estate owned expenses, net, decreased $578,000 in 2017 compared to 2016, reflecting the declining balances held in other real estate owned.

Total noninterest expense decreased by $1.7 million , or 2.4%, in 2016 compared to 2015.  The reduction was primarily due to a decrease in other real estate owned expenses, net, of $2.4 million in 2016 compared to 2015, reflecting the declining balances held in other real estate owned.  This decrease was partially offset by an increase in total salaries and employee benefits driven by the addition of 17 full-time equivalent employees.

The Company’s number of full-time equivalent employees declined by 17 in 2017.  Management continues to be diligent in controlling the hiring of replacements as positions become open, as the Company looks to efficiently utilize its current staff.

Income taxes

The Company’s provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2017, is detailed in Note 12 of the consolidated financial statements and the Company’s income tax accounting policies are described in Note 1 to the consolidated financial statements.

Income tax expense totaled $19.2 million for the year ended December 31, 2017 compared to an income tax expense of $8.8 million in 2016 and $9.0 million in 2015.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  The Company’s effective tax rate was 55.8%, 36.0% and 36.8% in 2017, 2016 and 2015, respectively. Any changes in tax rates will be recorded in the period enacted.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which resulted in a reduction in the Federal income tax rate from 35% to 21%, thereby decreasing the Company’s deferred tax asset by $9.5 million and increasing the Company’s income tax expense.  In addition, in July 2017, the State of Illinois enacted a tax rate change which resulted in the Company recording a $1.6 million increase to the deferred tax asset and an income tax credit.

On September 2, 2015, the Company and the Bank, as rights agent (the “Rights Agent”), entered into a Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”), which amended the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 12, 2012, between the Company and the Rights Agent (as amended, the “Tax Benefits Plan”).  This amendment was submitted and approved by the Company’s stockholders at the

Company’s 2016 annual meeting, which extended the final expiration date of the Tax Benefits Plan from September 12, 2015 to September 12, 2018.  The Company’s board has determined not to renew the Tax Benefits Plan beyond the September 12, 2018 expiration date.

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

There have been no significant changes in the Company's ability to utilize the deferred tax assets through December 31, 2017.  The Company has no valuation reserve on the deferred tax assets as of December 31, 2017.

Financial condition

General

Total assets were $2.38 billion at December 31, 2017, an increase of $132.2 million, or 5.9%, from December 31, 2016.  Loans increased by 9.4%, to $1.62 billion for the year ended December 31, 2017, compared to 2016.  For the year ended December 31, 2017, the largest changes by loan type included increases in commercial, real estate–commercial, and real estate-residential, while all loan types, excluding consumer and overdrafts, grew due to organic loan originations and select portfolio purchases.  Total securities increased by $9.6 million, or 1.8%, for the year ended December 31, 2017, while the total portfolio mix was moved into states and political subdivision issuances and out of collateralized mortgage obligations and asset back securities.  In 2017, management continued to emphasize balance sheet stabilization and credit quality in all lending deliberations and continued to encounter high levels of competition for loans in the Company’s target markets.  Balance sheet stabilization was reflected in reduced other real estate balances, which decreased $3.5 million, or 29.8%, for the year ended December 31, 2017, compared to December 31, 2016, as sale activity and valuation write-downs exceeded new properties added.

Total liabilities were $2.18 billion at December 31, 2017, an increase of $107.1 million, or 5.2%, from December 31, 2016.  Total deposits increased by 3.0%, to $1.92 billion for the year ended December 31, 2017, compared to the year ended December 31, 2016.  Management continued to fund new lending with deposit growth, short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”), and modest levels of security sales.

At December 31, 2017, total stockholders’ equity was $200.4 million, compared to $175.2 million at December 31, 2016.

Investments

As shown below, net investment sales during 2017 changed the composition of the Company’s securities portfolio.

(in thousands)	Securities Portfolio as of December 31,			Percent Change From
	2017	2016	2015	2017-2016	2016-2015
Securities available-for-sale, at fair value
U.S. Treasury	$3,947	$-	$1,509	N/M	N/M
U.S. government agencies	13,061	-	1,556	N/M	N/M
U.S. government agency mortgage-backed	12,214	41,534	1,996	(70.6)	N/M
States and political subdivisions	278,092	68,703	30,526	304.8	125.1
Corporate bonds	833	10,630	29,400	(92.2)	(63.8)
Collateralized mortgage obligations	65,939	170,927	66,920	(61.4)	155.4
Asset-backed securities	112,932	138,407	231,908	(18.4)	(40.3)
Collateralized loan obligations	54,421	101,637	92,251	(46.5)	10.2
Total securities available-for-sale	$541,439	$531,838	$456,066	1.8	16.6

Securities held-to-maturity, at amortized cost
U.S. government agency mortgage-backed	$-	$-	$36,505	N/M	N/M
Collateralized mortgage obligations	-	-	211,241	N/M	N/M
Total securities held-to-maturity	$-	$-	$247,746	N/M	N/M

Total securities	$541,439	$531,838	$703,812	1.8	(24.4)

N/M - Not meaningful

Our investment portfolio serves as both an important source of liquidity and as a source of income for the Company.  Accordingly, the size and composition of the portfolio reflects liquidity needs, loan demand and interest income objectives.

Portfolio size and composition will be adjusted from time to time.  While a significant portion of the portfolio consists of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

The Company’s total securities as of December 31, 2017, reflected a net increase of $9.6 million, or 1.8%, since December 31, 2016.  While the size of the portfolio did not change significantly, the portfolio composition underwent a material restructuring.  Market conditions made mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued by federal agencies less attractive, while issuances of states and political subdivisions became more attractive.  These conditions prompted the sales of a significant portion of our MBS and CMO portfolio, which were reinvested into issuances of states and political subdivisions.  Market conditions also increased the value of the Company’s collateralized loan obligations (“CLOs”), which led many holdings to be called during 2017.  Some reinvestment into newer issue CLOs occurred, but the overall CLO portfolio size was reduced significantly.  Net securities gains of $474,000 were recorded in 2017 related to sales and calls during the year.

The Company’s total securities as of December 31, 2016 declined from the year end 2015 total securities balance by $172.0 million, or 24.4%.  This reduction stemmed from funding needs related to the Talmer branch acquisition and loan growth.  Primarily asset backed securities and CMOs were sold to complete the Company’s plans, which resulted in net security losses of $2.2 million in 2016.  Certain portfolios did increase in the year over year period, such as states and political subdivisions and CLOs.  Purchases totaling $92.3 million were executed in these portfolios during 2016 due to favorable pricing in the rising interest rate environment.  These portfolio increases were more than offset by reductions in holdings of asset-backed securities and CMOs; these reductions were comprised of sales of $287.7 million and paydowns of $31.8 million.

Securities held-to-maturity were held in 2015 and early 2016; in the second quarter of 2016, the portfolio was  transferred to available-for-sale to allow for portfolio restructuring and to fund loan growth.  Securities held-to-maturity presented above were carried at amortized cost and the discount or premium was accreted or amortized to the maturity or expected payoff date but not an earlier call.  Due to the transfer to available-for-sale in 2016, the Company is precluded from holding any securities as held-to-maturity for a two year period after the date of transfer.

Loans

(in thousands)	Major Classification of Loans as of December 31,			Percent Change From
	2017	2016	2015	2017-2016	2016-2015
Commercial	$272,851	$228,113	$115,603	19.6	97.3
Leases	68,325	55,451	25,712	23.2	115.7
Real estate - commercial	750,991	736,247	605,721	2.0	21.5
Real estate - construction	85,162	64,720	19,806	31.6	226.8
Real estate - residential	426,230	377,851	351,007	12.8	7.6
Consumer	2,774	3,237	4,216	(14.3)	(23.2)
Other	10,609	11,973	10,613	(11.4)	12.8
	1,616,942	1,477,592	1,132,678	9.4	30.5
Net deferred loan costs	680	1,217	1,037	(44.1)	17.4
Total loans	$1,617,622	$1,478,809	$1,133,715	9.4	30.4

Total loans were $1.62 billion as of December 31, 2017, an increase of $138.8 million from $1.48 billion as of December 31, 2016.  The company’s loan growth in 2017 compared to 2016 was driven by our continued efforts to build business origination pipelines, as well as select portfolio purchases.  In 2017, the Company purchased a select portfolio of home equity lines of credit totaling $16.7 million, included within the $48.4 million growth in real estate-residential, above, at year end 2017 compared to 2016.  The Company also purchased $17.1 million in leases from a third party originator in 2017.  The Company continued its focus in 2017 on identifying commercial and industrial loan prospects that conform to the Company’s loan policies and increased commercial loans by $44.7 million at year end 2017, compared to 2016.  We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

Total loans were $1.48 billion as of December 31, 2016, an increase of $345.1 million from $1.13 billion as of December 31, 2015.  The Company’s loan growth in 2016, compared to 2015, included $221.0 million of loans purchased in our Talmer branch acquisition and organic loan growth of $124.1 million.  We experienced organic growth largely in the multi-family, commercial real estate (both owner occupied and nonowner occupied) and commercial & industrial classifications in 2016, compared to 2015.  Other commercial real estate credits were realized with relationships in our targeted customer and geographic markets, and additional lease financing receivables were recorded in 2016, with numerous purchases of equipment financing contracts originated by a larger Illinois based financial institution.

The Company worked diligently to build loan origination pipelines during 2016 and 2017, as evidenced by the loan growth of 9.4% in 2017 and 30.4% in 2016.  As discussed in the “Asset Quality” section below, management continued to emphasize loan portfolio quality in 2017 and 2016 and, as a result, $497,000 of net loan charge-offs were recorded in 2017, and $815,000 of net loan charge-offs were recorded in 2016, compared to $1.0 million of net loan charge-offs recorded in 2015.

The quality of the loan portfolio is in large part a reflection of the economic health of the communities in which the Company operates.  The local economies have displayed improved economic conditions in the past few years, as reflected in the Company’s loan growth and declines in classified assets, as discussed in the “Asset Quality” section below.  Real estate lending categories comprised the largest group in the portfolio for all years presented.  In addition, the commercial loan portfolio increased $44.7 million to $272.9 million at December 31, 2017, from $228.1 million at December 31, 2016.  The Company remains committed to overseeing and managing its loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management updated its asset diversification plan and policy and anticipates that the percentage of real estate lending to the overall portfolio will decrease in the future.

The ALLL was $17.5 million at year-end 2017, as compared to $16.2 million at year-end 2016 and 2015.  One measure of the adequacy of the ALLL is the ratio of the allowance to total loans.  The ALLL as a percentage of total loans was 1.1% as of December 31, 2017 and 2016 and 1.4% at year-end 2015.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.  Excluding the balances of the loans acquired from the Talmer branch purchase, the ratio of allowance to total loans as of year-end 2017 was 1.13%.  The loans acquired in the Talmer branch purchase are carried at contractual loan values less a fair market value adjustment as of date of acquisition.  As of December 31, 2017, this acquisition adjustment totaled $835,000.

Management remains cautious about the continued recovery in the local and overall economic environment.  Furthermore, the sustained difficulties in the commercial and investor real estate sector, while showing signs of improvement, could continue to adversely affect collateral values.  These events may adversely affect cash flows generally for both commercial and individual borrowers.  While we believe portfolio stability has taken hold, the Company could experience undesirable levels of problem assets, delinquencies, and losses on loans in future periods if economic recession or politically triggered economic instability develops.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or more past due but still accruing.  Management believes recovery in the overall commercial real estate segment is evident but could be stifled by macroeconomic events.  Negative changes in the economy could increase the Company’s nonperforming loans.  Total nonperforming loans were $15.6 million at December 31, 2017, a modest decrease from $16.0 million at December 31, 2016.  In addition, total classified assets experienced significant reductions in the last few years, reflecting the improved economy and the Company’s continued diligent remediation efforts.

The Company had net charge-offs of $497,000 in 2017, $815,000 in 2016 and $1,014,000 in 2015.

The following table shows classified assets by segment for the following periods.

(in thousands)	Classified assets as of December 31,			Percent Change From
	2017	2016	2015	2017-2016	2016-2015
Commercial	$-	$2,527	$2,029	N/M	24.5
Leases	825	1,109	-	(25.6)	N/M
Real estate - commercial, nonfarm	7,262	9,946	10,568	(27.0)	(5.9)
Real estate - commercial, farm	2,486	1,782	1,272	39.5	40.1
Real estate - construction	376	458	83	(17.9)	451.8
Real estate - residential:
Investor	448	1,096	1,136	(59.1)	(3.5)
Multifamily	4,723	-	-	N/M	N/M
Owner occupied	5,266	7,225	7,079	(27.1)	2.1
Revolving and junior liens	1,899	2,340	3,055	(18.8)	(23.4)
Other	20	1	1	N/M	-
Total classified loans	23,305	26,484	25,223	(12.0)	5.0
Other real estate owned	8,371	11,916	19,141	(29.7)	(37.7)
Total classified assets	$31,676	$38,400	$44,364	(17.5)	(13.4)

N/M - Not meaningful

Classified loans include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Classified assets include both classified loans and OREO.  Total classified loans and total classified assets both declined in 2017 from 2016.  Classified loans decreased primarily due to reductions in our commercial and real estate – commercial, nonfarm portfolios, while classified assets, which includes classified loans and OREO, decreased as our OREO portfolio decreased $3.5 million in 2017 from 2016.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses, which is referred to as the “classified assets ratio.”  Our classified assets ratio decreased to 11.87% at December 31, 2017,  from 16.18% at December 31, 2016, and 20.31% at December 31, 2015, reflecting overall improvement in loan related asset quality.

Other positive trends included continued stability within nonaccrual loan levels and total past due loans in 2017, compared to 2016.  Nonaccrual loans totaled $14.4 million at December 31, 2017, a decrease of $900,000 from year end 2016.  Nonaccrual loans totaled $15.3 million at December 31, 2016, an increase of $900,000 from year end 2015.  Total past due loans, including accruing and nonaccrual loans, totaled $15.5 million at year end 2017, a $900,000 decrease from year end 2016; the rate of past dues to total loans decreased to 0.96% at year-end 2017 from 1.11% at both year-end 2016 and 2015.

Allowance for Loan and Lease Losses

The Company’s ALLL methodology is designed to produce reasonable estimates of loan and lease losses as of the financial statement date(s) and incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology.  The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institute of Certified Public Accountants Audit and Accounting Guide for Depository and Lending Institutions, and banking industry practices.  The total ALLL was $17.5 million as of December 31, 2017.

In accordance with accounting guidance for business combinations, there was no allowance for loan or lease losses brought forward on any purchased non-credit impaired loans in our Talmer branch acquisition, as we adjusted the unpaid principal balance of such loans to reflect credit discounts representing the principal losses expected over the life of the loans which was a component of the initial fair value.  All of the loans we acquired in our Talmer branch acquisition were purchased non-credit impaired loans, and these loans totaled $145.6 million at December 31, 2017.  After the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to the method the Company uses for originated loans, and if necessary, the Company recognizes additional reserves in the ALLL.  The total ALLL as of December 31, 2017, includes a $750,000 reserve for loans recorded in our 2016 Talmer branch acquisition. Of the $2.8 million purchase accounting valuation discount recorded in our 2016 Talmer branch acquisition, the remaining total discount is $835,000, $527,000 of which is attributable to the remaining Day One credit mark on this portfolio.  Any future charge-offs will be taken first against this credit mark discount.  As of December 31, 2017, no charge-offs have been recorded on this acquired portfolio.

The ALLL consists of three components: (i) specific allocations established for losses resulting from an analysis developed through reviews of individual impaired loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loss experience for each loan category; and (iii) reserves based on general current economic conditions as well as specific economic and other factors believed to be relevant to the Company’s loan portfolio.  The components of the ALLL represent an estimation performed pursuant to ASC Topic 450, “Contingencies”, and ASC Topic 310, “Receivables” including “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”  See Note 1 of the consolidated financial statements,  “Summary of Significant Accounting Policies” for further detail.

The historical loss experience component is based on actual loss experience for a rolling 20-quarter period and the related internal risk rating and category of loans charged-off, including any charge-offs on TDRs.  The loss migration analysis is performed quarterly, and the loss factors are updated based on actual experience.

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

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, the Company estimates a range of inherent losses and maintains a general allowance that is not allocated to a specific category.  As of December 31, 2017, the unallocated allowance increased to $542,000, from the unallocated balance of $435,000 as of December 31, 2016.  Changes in the ALLL are detailed in Note 6 on the consolidated financial statements of this annual report.

The ALLL methodology is periodically reviewed by the Company’s independent accountants and banking regulators, and select methodology changes were made in 2017 and 2016.

In 2016, the Company significantly refined its ALLL methodology to further stratify the loan portfolio and apply unique factors to each segment.  The changes implemented in 2016 segregate the total loan portfolio into further detail, moving from seven loan classifications to nine when applying management risk factors, and from four loan classifications to nine when applying historical loss rates.  The Company also enhanced the prior process of applying management risk factors for changes in loans portfolio trends, such as factors for changes in the trend or volume of past due and classified loans, changes in the nature and volume of the portfolio and concentrations, changes in lending policy, procedures, management and staffing, and other external factors.  These factors were historically analyzed in the aggregate to arrive at one risk factor per loan classification; under the revised methodology, the Company assigns each of these components its own risk factor, as well as encompasses an additional risk rating for loans rated as pass/watch.

The Company continued to refine its ALLL methodology in 2017, with implementation of additional management factor classifications for new loan types offered, such as the Company’s recent purchase of home equity lines of credit (“HELOCs”) and the recently expanded business development company loan portfolio, as these new offerings have not been outstanding long enough to be sufficiently seasoned and may pose more risk.  In addition, the Company revised the risk weightings for the historical loss factors to reflect a five basis point increase to the loss factor applied in the earliest quarter, and a reduction of five basis points in the most recent quarter, as management believes the lower charge-off levels experienced in the more recent quarters will likely not continue long-term.

These modifications to the Company’s ALLL methodology are intended to more accurately reflect all portfolio risk, and resulted in a decrease to the overall unallocated component of the allowance over the past two years.  The unallocated component of the allowance was $542,000 as of December 31, 2017, compared to $435,000 as of December 31, 2016, and $2.0 million as of December 31, 2015.

The coverage ratio of the ALLL to nonperforming loans was 111.8% as of December 31, 2017, which reflects an increase from 101.0% as of December 31, 2016.  A modest decrease of $400,000, or 2.4%, in nonperforming loans in 2017 was more than offset by the increase in the ALLL, which drove the overall coverage ratio change.  Following established methodology, management updated the estimated specific allocations each quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  Allocations for general risk and management factors increased by $2.6 million from December 31, 2017 while the overall loan balances subject to allowance increased by approximately $139.3 million at December 31, 2017.  Management determined the estimated amount to include in the ALLL based upon a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience, .

Management reviews the performance of the management risk factors including higher risk loan pools rated as special mention and problem loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in the Company’s comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what potential valuation impact would result from that migration.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that continued to show some signs of stabilization in 2017.

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the “Asset Quality” section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly, when appropriate, with formal affirmation each quarter end and are included in the assessment of the adequacy of the ALLL.  Further, significant improvement was seen in net charge-offs from year-end 2015 through 2017.  Net charge-offs of $815,000 in 2016 declined by 39.0% to $497,000 in 2017.  Nonperforming loans of $16.0 million at year-end 2016 decreased 2.4% to $15.6 million at December 31, 2017.  Based on these assessments, management determined that a provision for loan and lease losses of $1.8 million and $750,000 were required for 2017 and 2016, respectively.  When measured as a percentage of loans outstanding, the total ALLL decreased from 1.3% of total loans as of December 31, 2016, to 1.1% of total loans at December 31, 2017.  In management’s judgment, an adequate allowance for estimated losses has been established for potential incurred losses at December 31, 2017; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $8.4 million as of December 31, 2017, reflecting a $3.5 million decline from $11.9 million at year end 2016.  Of the 35 properties held as of year-end 2017,  the largest net book value property was a vacant commercial property carried at $1.8 million.  Reductions in the OREO balance during 2017 include the sale of three commercial properties which were transferred into OREO from premises totaling $1.1 million.  Net gains on the sale of 29 OREO properties during 2017 totaled $474,000.  The trend of year over year reductions in valuation adjustments continued but at decreasing levels in 2015 through 2017.

(in thousands)	OREO Properties by Type as of December 31,			Percent Change From
	2017	2016	2015	2017-2016	2016-2015
Single family residence	$900	$225	$2,334	300.0	(90.4)
Lots (single family and commercial)	5,329	7,322	10,042	(27.2)	(27.1)
Vacant land	479	636	2,104	(24.7)	(69.8)
Multi-family	-	264	314	(100.0)	(15.9)
Commercial property	1,663	3,469	4,347	(52.1)	(20.2)
Total OREO properties	$8,371	$11,916	$19,141	(29.7)	(37.7)

Real estate assets acquired in settlement of loans are recorded at the fair value of property when acquired, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve ended 2017 at $8.2 million, which was 49.5% of gross OREO at year-end 2017.  This compares to $10.0  million, or 45.6%, of gross OREO at year-end 2016.

Deposits & Borrowings

The Company grew total deposits by $56.1 million, or 3.0%, to a total of $1.92 billion at year end 2017 compared to year end 2016.  A reduced level of time or certificates of deposits was reflected in 2017 as higher yielding certificates matured in the current lower rate environment.  This reduction was offset by larger increases in transactional commercial demand, money market and savings account balances.  Growth in the commercial loan portfolio stimulated growth in commercial deposit accounts due to the treasury management services offered.  Deposits also increased in 2016 compared to 2015; one catalyst for this increase was the $48.9 million of deposits acquired with the Talmer branch acquisition in late 2016.  Excluding this acquisition, deposit growth was $58.8 million, or 3.3% year over year.

Other liquidity sources were utilized for funding needs of the Company, such as other short-term borrowings with the FHLBC.  The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  The Company primarily uses these borrowings as a source of short-term funding, and borrowing levels with the FHLBC increased by $45.0 million in 2017 compared to 2016, to end at $115.0 million outstanding as of December 31, 2017.

In December 2016, the Company completed a subordinated debt retirement and simultaneous senior debt offering.  Subordinated debt of $45.0 million and $500,000 of senior debt outstanding were paid off with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2017, the company had $44.1 million of senior debt outstanding, net of deferred issuance costs.

At December 31, 2017, the Company was in compliance with all of the financial covenants contained within the credit agreement.

Capital

As of December 31, 2017, total stockholders’ equity was $200.4 million, which was an increase of $25.1 million, or 14.3%, from the $175.2 million as of December 31, 2016.  This increase was largely attributable to net income of $15.1 million in 2017, and a more favorable fair value adjustment on securities available for sale, within accumulated other comprehensive income.   At December 31, 2017, accumulated other comprehensive income, net of deferred taxes, was  $1.5 million, compared to an  $8.8 million accumulated other comprehensive loss, net of tax, as of year end 2016.  Equity in 2017 was reduced for the payment of dividends to common stockholders, which totaled $1.2 million for the year.  Total stockholders’ equity increased in 2016, ending at $175.2 million as compared to $155.9 million at year end 2015, due primarily to net income of $15.7 million and declines in  unrealized losses on securities available for sale in 2016.

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

The Company issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to regulatory approval, can also be called in whole or in part beginning in 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter.  The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Company will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that the Company’s trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

The Company is currently paying interest on all trust preferred securities as that interest comes due.  As of December 31, 2017, total trust preferred proceeds of $56.6 million qualified as Tier 1 regulatory capital.  As of December 31, 2016, trust preferred proceeds of $48.0 million qualified as Tier 1 regulatory capital and $8.6 million qualified as Tier 2 regulatory capital.

In January 2009, the Company issued and sold (i) 73,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”) and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the U.S. Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  All of the Series B Stock held by the U.S. Treasury was sold to third parties, including certain of the Company’s directors, in public auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  During 2015, the Company redeemed $15.8 million of Series B Stock in the first quarter of 2015, and redeemed the remaining shares in the third quarter of 2015.  As of December 31, 2015 the Series B Stock was fully redeemed.  The warrant has a carrying value of $4.8 million, expires in January 2019, and is included within additional paid-in capital as of December 31, 2017 and 2016.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (“CET1”) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments and changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The methods for calculating the risk-based capital ratios have changed and will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in by January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted asset.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank at the dates indicated:

		December 31,	December 31,
	Well-Capitalized (1)	2017	2016
The Company
Common equity tier 1 capital ratio	N/A	9.25%	8.76%
Total risk-based capital ratio	N/A	12.93%	12.29%
Tier 1 risk-based capital ratio	N/A	12.03%	10.88%
Tier 1 leverage ratio	N/A	10.08%	8.90%

The Bank
Common equity tier 1 capital ratio	6.50%	12.88%	12.53%
Total risk-based capital ratio	10.00%	13.78%	13.45%
Tier 1 risk-based capital ratio	8.00%	12.88%	12.53%
Tier 1 leverage ratio	5.00%	10.79%	10.24%

(1) Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2017, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.  In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets ratio, which management considers a valuable performance measurement for capital analysis, increased from 7.42% at December 31, 2016 to 8.07% at December 31, 2017.

The following table provides a reconciliation of GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated.

	As of December 31,		As of December 31,
	2017		2016
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP

Tangible common equity
Total Equity	$200,350	$200,350	$175,210	$175,210
Less: Intangible assets	8,922	8,813	9,018	8,761
Tangible common equity	$191,428	$191,537	$166,192	$166,449

Tangible assets
Total assets	$2,383,429	$2,383,429	$2,251,188	$2,251,188
Less: Goodwill and intangible assets	8,922	8,813	9,018	8,761
Tangible assets	$2,374,507	$2,374,616	$2,242,170	$2,242,427

Common equity to total assets	8.41%	8.41%	7.78%	7.78%
Tangible common equity to tangible assets	8.06%	8.07%	7.41%	7.42%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

The Company repurchased 20,630 shares for $236,000 in 2017, resulting in an increase in treasury stock to 4,998,648 shares and $96.5 million as of December 31, 2017.  The Company repurchased 34,213 shares for $254,000 in 2016, resulting in an increase in treasury stock to 4,978,018 shares and $96.2 million as of December 31, 2016.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  There were no stock option exercises in 2017; nonqualified stock options of 1,500 shares were exercised in 2016.

Liquidity

Liquidity is the Company’s ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  The liquidity of the Company principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and its ability to borrow funds.  In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements.  See “Supervision and Regulation” in Item 1. “Business”.  The Company continually monitors its cash position and borrowing capacity as well as performs monthly stress tests of contingency funding as part of its liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management and the Company’s Board of Directors monthly.  Cash and cash equivalents at the end of 2017 totaled $55.8 million, compared to $47.3 million as of December 31, 2016, and $40.3 million as of December 31, 2015.

Net cash inflows from operating activities were $37.1 million during 2017, compared with inflows of $27.3 million in 2016 and inflows of $21.1 million in 2015.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a significant source of inflows for 2017 at $4.4 million.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of outflows for 2017, and inflows for 2016.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of the balance sheet management process.

Net cash outflows from investing activities were $132.5 million in 2017, compared to net cash outflows of $123.1 million in 2016 and net cash outflows of $32.2 million in 2015.  Loan growth in 2017 resulted in $141.7 million of net outflows, compared to $125.5 million of net outflows in 2016 and net inflows of $16.1 million in 2015.  The Talmer branch acquisition in 2016 was a significant source of outflows for the Company in 2016, resulting in $181.4 million of cash paid for the net assets acquired.  In 2017, securities transactions accounted for net inflows of $4.1 million, and proceeds from the sales of OREO assets accounted for inflows of $6.1 million.  In 2016, securities transactions accounted for net inflows of $178.0 million, whereas proceeds from the sale of OREO assets accounted for inflows of $7.8 million.

Net cash inflows from financing activities in 2017 were $103.9 million compared with net cash inflows of $102.8 million in 2016, while 2015 had net cash outflows of $3.9 million.  Significant cash inflows from financing activities in 2017 included increases of $56.1 million in deposits and $45.0 million in other short-term borrowings from the FHLBC. Significant cash inflows from financing activities in 2016 included increases of $58.8 million in deposits, $55.0 million in other short-term borrowings and $44.0 million in proceeds from the issuance of senior notes.  Significant cash outflows from financing activities in 2016 include the repayments for $45.5 million of subordinated debt and senior note and $8.4 million in the reductions of securities sold under repurchase agreements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance sheet arrangements

The Company has various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations (all dollars in thousands) to third parties by payment date:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,540,154	$-	$-	$-	$1,540,154
Certificates of deposit	158,547	186,560	37,664	-	382,771
Securities sold under repurchase agreements	29,918	-	-	-	29,918
Other short-term borrowings	115,000	-	-	-	115,000
Junior subordinated debentures	-	-	-	57,639	57,639
Senior notes	-	-	-	44,058	44,058
Purchase obligations	3,639	3,215	35	-	6,889
Automatic teller machine leases	72	65	6	-	143
Operating leases	308	-	-	-	308
Nonqualified voluntary deferred compensation plan	102	104	87	1,871	2,164
Total	$1,847,740	$189,944	$37,792	$103,568	$2,179,044

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  The Company routinely enters into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination.  In this disclosure, the Company has made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2017.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Derivative contracts, which include contracts under which the Company either receives cash from, or pays cash to, counterparties reflecting changes in interest rates are carried at fair value on the Consolidated Balance Sheet as disclosed in Note 20 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2017, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2017:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Commitment to extend credit:
Commercial secured by real estate	$13,991	$25,452	$5,244	$3,408	$48,095
Revolving open end residential	18,218	12,388	9,923	67,972	108,501
Other unused loan commitments, including commercial and industrial	130,755	33,739	19,102	2,811	186,407
Financial standby letters of credit (borrowers)	3,637	300	10	-	3,947
Performance standby letters of credit (borrowers)	7,757	78	-	-	7,835
Commercial letters of credit (borrowers)	24	330	-	-	354
Performance standby letters of credit (others)	142	-	-	-	142
Total	$174,524	$72,287	$34,279	$74,191	$355,281

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

In December 2017, the Federal Reserve raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will move short-term interest rates higher during 2018.  Generally, Federal Reserve action has not had a significant impact on long-term rates, although Federal Reserve officials have announced a schedule to end reinvestment in their securities portfolio starting in October 2017 which could result in increased long-term rates.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Company’s interest rate risk exposures at December 31, 2017, and December 31, 2016, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  Significant declines in interest rates that occurred during the first half of 2012 had made it impossible to calculate valid interest rate scenarios for rate declines of 2.0% or more until December 2017, when increases in short-term interest rates again made it possible to compute a valid minus 2.0% scenario.  As of December 31, 2016, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of December 2017 were similar to those of December 2016.  Overall, management considers current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future. The Federal Funds rate and the Bank’s prime rate remained unchanged at 1.5% and 4.5% for the periods ended December 31, 2017 and 2016, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.  The -2% section of the table for December 31, 2016 does not show model changes for that magnitude of decrease due to the low interest rate environment at that time.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2017
Dollar change	$(9,447)	$(5,272)	$(2,382)	$1,375	$2,764	$5,273
Percent change	(12.0)%	(6.7)%	(3.0)%	1.7%	3.5%	6.7%

December 31, 2016
Dollar change	N/A	$(4,404)	$(2,141)	$1,145	$2,406	$4,866
Percent change	N/A	(6.6)%	(3.2)%	1.7%	3.6%	7.3%

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

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$37,444	$33,805
Interest bearing deposits with financial institutions	18,389	13,529
Cash and cash equivalents	55,833	47,334
Securities available-for-sale, at fair value	541,439	531,838
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	10,168	7,918
Loans held-for-sale	4,067	4,918
Loans	1,617,622	1,478,809
Less: allowance for loan and lease losses	17,461	16,158
Net loans	1,600,161	1,462,651
Premises and equipment, net	37,628	38,977
Other real estate owned	8,371	11,916
Mortgage servicing rights, net	6,944	6,489
Goodwill and core deposit intangible	8,922	9,018
Bank-owned life insurance ("BOLI")	61,764	60,332
Deferred tax assets, net	25,356	53,464
Other assets	22,776	16,333
Total assets	$2,383,429	$2,251,188

Liabilities
Deposits:
Noninterest bearing demand	$572,404	$513,688
Interest bearing:
Savings, NOW, and money market	967,750	950,849
Time	382,771	402,248
Total deposits	1,922,925	1,866,785
Securities sold under repurchase agreements	29,918	25,715
Other short-term borrowings	115,000	70,000
Junior subordinated debentures, net	57,639	57,591
Senior notes, net	44,058	43,998
Other liabilities	13,539	11,889
Total liabilities	2,183,079	2,075,978

Stockholders’ Equity
Common stock	34,626	34,534
Additional paid-in capital	117,742	116,653
Retained earnings	142,959	129,005
Accumulated other comprehensive income (loss)	1,479	(8,762)
Treasury stock	(96,456)	(96,220)
Total stockholders’ equity	200,350	175,210
Total liabilities and stockholders’ equity	$2,383,429	$2,251,188

	December 31, 2017	December 31, 2016
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,625,734	34,534,234
Shares outstanding	29,627,086	29,556,216
Treasury shares	4,998,648	4,978,018

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Interest and dividend income
Loans, including fees	$70,737	$56,019	$53,035
Loans held-for-sale	123	151	189
Securities:
Taxable	10,202	15,865	14,037
Tax exempt	5,939	842	542
Dividends from FHLBC and FRBC stock	370	333	306
Interest bearing deposits with financial institutions	134	169	55
Total interest and dividend income	87,505	73,379	68,164
Interest expense
Savings, NOW, and money market deposits	950	789	734
Time deposits	4,227	3,640	3,201
Other short-term borrowings	758	106	33
Junior subordinated debentures	4,002	4,334	4,287
Senior notes	2,689	112	-
Subordinated debt	-	949	814
Notes payable and other borrowings	-	8	7
Total interest expense	12,626	9,938	9,076
Net interest and dividend income	74,879	63,441	59,088
Provision (release) for loan and lease losses	1,800	750	(4,400)
Net interest and dividend income after provision (release) for loan and lease losses	73,079	62,691	63,488
Noninterest income
Trust income	6,203	5,670	5,953
Service charges on deposits	6,720	6,684	6,820
Secondary mortgage fees	776	1,038	907
Mortgage servicing rights mark to market loss	(802)	(919)	(1,141)
Mortgage servicing income	1,778	1,724	1,628
Net gain on sales of mortgage loans	4,803	6,343	5,775
Securities gains (losses), net	474	(2,213)	(178)
Increase in cash surrender value of BOLI	1,432	1,283	1,277
Death benefit realized on bank-owned life insurance	-	-	115
Debit card interchange income	4,200	4,027	4,028
Gains (losses) on disposal and transfer of fixed assets, net	10	(1)	(1,119)
Other income	4,778	4,938	5,229
Total noninterest income	30,372	28,574	29,294
Noninterest expense
Salaries and employee benefits	40,080	36,234	35,061
Occupancy, furniture and equipment	5,951	6,063	6,260
Computer and data processing	4,387	4,349	4,357
FDIC insurance	658	865	1,334
General bank insurance	1,031	1,109	1,273
Amortization of core deposit intangible	96	16	-
Advertising expense	1,505	1,633	1,340
Debit card interchange expense	1,329	1,455	1,514
Legal fees	650	800	1,175
Other real estate expense, net	2,165	2,743	5,191
Other expense	11,297	11,494	10,916
Total noninterest expense	69,149	66,761	68,421
Income before income taxes	34,302	24,504	24,361
Provision for income taxes	19,164	8,820	8,976
Net income	15,138	15,684	15,385
Preferred stock dividends and accretion of discount	-	-	1,873
Net income available to common stockholders	$15,138	$15,684	$13,512

Basic earnings per share	$0.51	$0.53	$0.46
Diluted earnings per share	0.50	0.53	0.46

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$15,138	$15,684	$15,385

Unrealized holding gains (losses) on available-for-sale securities arising during the period	17,863	(1,155)	(8,624)
Related tax (expense) benefit	(7,183)	445	3,382
Holding gains (losses) after tax on available-for-sale securities	10,680	(710)	(5,242)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	474	(2,213)	(178)
Income tax (expense) benefit on net realized gains (losses)	(198)	882	71
Net realized gains (losses) after tax	276	(1,331)	(107)
Other comprehensive income (loss) on available-for-sale securities	10,404	621	(5,135)

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	-	5,939	964
Related tax expense	-	(2,446)	(396)
Other comprehensive income on held-to-maturity securities	-	3,493	568

Changes in fair value of derivatives used for cash flow hedges	(293)	(363)	(631)
Related tax benefit	130	146	252
Other comprehensive loss on cash flow hedges	(163)	(217)	(379)

Total other comprehensive income (loss)	10,241	3,897	(4,946)
Total comprehensive income	$25,379	$19,581	$10,439

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

   Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$15,138	$15,684	$15,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of leasehold improvements	2,306	2,288	2,386
Change in fair value of mortgage servicing rights	802	919	1,141
Provision (release) for loan and lease losses	1,800	750	(4,400)
Provision for deferred tax expense	13,662	8,421	8,756
Net deferred tax expense due to DTA revaluation	7,909	-	-
Originations of loans held-for-sale	(146,867)	(194,901)	(190,041)
Proceeds from sales of loans held-for-sale	151,289	197,654	196,431
Net gains on sales of mortgage loans	(4,803)	(6,343)	(5,775)
Net discount accretion of purchase accounting adjustment on loans	(1,328)	(604)	-
Change in current income taxes receivable	(2,519)	260	100
Increase in cash surrender value of BOLI	(1,432)	(1,283)	(1,277)
Death claim on bank-owned life insurance	-	-	273
Change in accrued interest receivable and other assets	(4,492)	(53)	(4,213)
Change in accrued interest payable and other liabilities	1,582	967	(2,668)
Net premium amortization/discount (accretion) on securities	1,881	(638)	79
Securities (gains) losses, net	(474)	2,213	178
Amortization of core deposit	96	16	-
Amortization of junior subordinated debentures issuance costs	48	48	47
Amortization of senior notes issuance costs	102	4	-
Stock based compensation	1,181	657	613
Net gains on sale of other real estate owned	(474)	(374)	(1,073)
Provision for other real estate owned valuation losses	1,708	1,570	4,076
Net (gains) losses on disposal and transfer of fixed assets	(10)	1	(20)
Loss on transfer of premises to other real estate owned	-	-	1,139
Net cash provided by operating activities	37,105	27,256	21,137
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	117,389	78,305	46,230
Proceeds from sales of securities available-for-sale	232,462	306,400	70,176
Purchases of securities available-for-sale	(343,470)	(210,681)	(196,082)
Proceeds from maturities and calls including pay down of securities held-to-maturity	-	3,372	13,281
Net disbursements/proceeds from (purchases) sales of FHLBC stock	(2,250)	600	540
Net change in loans	(141,683)	(125,540)	16,073
Improvements in other real estate owned	-	(16)	-
Proceeds from sales of other real estate owned, net of participation purchase	6,107	7,830	18,836
Proceeds from disposition of premises and equipment	13	-	30
Net purchases of premises and equipment	(1,055)	(1,986)	(1,280)
Cash paid for acquisition, net of cash and cash equivalent retained	-	(181,357)	-
Net cash used in investing activities	(132,487)	(123,073)	(32,196)
Cash flows from financing activities
Net change in deposits	56,140	58,805	74,031
Net change in securities sold under repurchase agreements	4,203	(8,355)	13,034
Net change in other short-term borrowings	45,000	55,000	(30,000)
Redemption of preferred stock	-	-	(47,331)
Proceeds from the issuance of senior notes	-	43,994	-
Payment of senior note issuance costs	(42)	-
Repayment of subordinate debt	-	(45,000)	-
Repayment of note payable	-	(500)	-
Proceeds from exercise of stock options	-	11	-
Dividends paid on preferred stock	-	-	(2,417)
Dividends paid on common stock	(1,184)	(888)	-
Purchase of treasury stock	(236)	(254)	(117)
Net cash provided by financing activities	103,881	102,813	7,200
Net change in cash and cash equivalents	8,499	6,996	(3,859)
Cash and cash equivalents at beginning of period	47,334	40,338	44,197
Cash and cash equivalents at end of period	$55,833	$47,334	$40,338

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
Supplemental cash flow information	2017	2016	2015
Income taxes paid, net	$430	$211	$118
Interest paid for deposits	5,145	4,275	3,958
Interest paid for borrowings	7,362	5,330	5,142
Non-cash transfer of loans to other real estate owned	3,701	1,223	8,530
Non-cash transfer of premises to other real estate owned	95	562	468
Non-cash transfer of securities held-to-maturity to securities available-for-sale	-	244,823	-
Change in preferred stock dividends accrued and declared but not paid	-	-	(544)

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

					Accumulated
			Additional		Other		Total
	Common	Preferred	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2014	$34,365	$47,331	$115,332	$100,697	$(7,713)	$(95,849)	$194,163
Net income				15,385			15,385
Other comprehensive loss, net of tax					(4,946)		(4,946)
Change in restricted stock	62		(62)				-
Tax effect from vesting of restricted stock			35				35
Stock based compensation			613				613
Purchase of treasury stock						(117)	(117)
Redemption of preferred stock		(47,331)					(47,331)
Preferred stock accretion and declared dividends				(1,873)			(1,873)
Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929

Balance, December 31, 2015	$34,427	$-	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income				15,684			15,684
Other comprehensive income, net of tax					3,897		3,897
Dividends declared and paid				(888)			(888)
Vesting of restricted stock	106		(106)				-
Tax effect from vesting of restricted stock			174				174
Stock option exercised	1		10				11
Stock based compensation			657				657
Purchase of treasury stock						(254)	(254)
Balance, December 31, 2016	$34,534	$-	$116,653	$129,005	$(8,762)	$(96,220)	$175,210

Balance, December 31, 2016	$34,534	$-	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income				15,138			15,138
Other comprehensive income, net of tax					10,241		10,241
Dividends declared and paid				(1,184)			(1,184)
Vesting of restricted stock	92		(92)				-
Stock based compensation			1,181				1,181
Purchase of treasury stock						(236)	(236)
Balance, December 31, 2017	$34,626	$-	$117,742	$142,959	$1,479	$(96,456)	$200,350

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements of Old Second Bancorp, Inc., and Subsidiaries (the “Company”) include the financial statements of Old Second Bancorp, Inc., a registered bank holding company, and its wholly-owned bank, Old Second National Bank (the “Bank”).  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2017 presentation.

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

Segment Reporting – An operating segment is a component of a business entity that engages in business activity from which it may earn revenues and/or incur expenses.  It has operating results that are reviewed regularly by the entity’s chief operating decision maker in order to make decisions about resource allocation and performance assessment, and the segment has discrete financial information available for this assessment.  As of December 31, 2017, the Company had one operating segment, which is community banking.  Therefore, segment reporting is not required.

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

Discounts are accreted  into interest income over the estimated life of the related security and premiums are amortized into income to the earlier of the call date or estimated life of the related security using the level yield method.

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

Federal Home Loan Bank and Federal Reserve Bank Stock – The Company owns the stock of the Federal Home Loan Bank of Chicago (“FHLBC”) and the Federal Reserve Bank of Chicago (“FRBC”).  Both of these entities require the Bank to invest in their nonmarketable stock as a condition of membership.  The FHLBC is a governmental sponsored entity.  The Bank continues to utilize the various products and services of the FHLBC and management considers this stock to be a long-term investment.  FHLBC members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLBC stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  The Company’s ability to redeem the shares owned is dependent on the redemption practices of the FHLBC.  The Company records dividends in income on the ex-dividend date.  FRBC stock is redeemable at par, and therefore fair value equals cost.

Loans Held-for-Sale – The Bank originates residential mortgage loans, which consist of loan products eligible for sale to the secondary market.  Residential mortgage loans eligible for sale in the secondary market are carried at fair market value.  The fair value of loans held-for-sale is determined using quoted secondary market prices on similar loans.

Loans – Loans held-for-investment are carried at the principal amount outstanding, including certain net deferred loan origination fees and costs.  Acquired loans were assessed for credit impairment upon acquisition.  As no impairment was noted, the loans are carried at the purchased amount, less any purchase accounting discount recorded to mark the loans to fair value.  If impairment was noted, the purchase accounting credit mark accretion would be discontinued, and the loan would be evaluated for charge-off to be taken against the remaining mark.  Interest income on loans is accrued based on principal amounts outstanding.  Loan and lease origination fees, commitment fees, and certain direct loan origination costs are deferred and amortized over the life of the related loans or commitments as a yield adjustment.  The acquisition adjustment discount related to purchased loans is accreted into interest income over the contractual life of each loan, or is generally taken into income immediately upon payoff or renewal of the loan.  Fees related to standby letters of credit, whose ultimate exercise is remote, are amortized into fee income over the estimated life of the commitment.  Other credit-related fees are recognized as fee income when earned.

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

Real Estate - Residential Loans – These are loans that are extended to purchase or refinance 1-4 family residential dwellings, or to purchase or refinance vacant lots intended for the construction of a 1-4 family home.  Residential real estate loans are considered homogenous in nature.  Homes may be the primary or secondary residence of the borrower or may be investment properties of the borrower.

Consumer Loans – Consumer loans include loans extended primarily for consumer and household purposes.  These also include overdrafts and other items not captured by the definitions above.

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

Allowance for Loan and Lease Losses (“ALLL”) – The ALLL is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated losses inherent in the existing loan portfolio.  Determination of the ALLL is inherently subjective since it requires significant estimates and management judgment, and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses.  While management utilizes its best judgment and information available, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company’s direct control, including the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.  While each component of the ALLL is determined separately, the entire balance is available for the entire loan portfolio.

Loans deemed to be uncollectible are charged-off against the ALLL while recoveries of amounts previously charged-off are credited to the ALLL.  Approved releases from previously established loan loss reserves authorized under our allowance methodology also reduce the ALLL.  Additions to the allowance are established through the provision for loan and lease losses charged to expense.

The ALLL methodology consists of (i) specific reserves established for probable losses on individual loans for which the recorded investment in the loan exceeds the present value of expected future cash flows or the net realizable value of the underlying collateral, if collateral dependent, (ii) an allowance based on a historical loss analysis that uses credit loss experience for the prior 20 quarters for each loan category, and (iii) the impact of other internal and external qualitative and credit market factors as assessed by management through detailed loan review, allowance analysis and credit discussions.

In 2016, the Company significantly refined its ALLL methodology to further stratify the loan portfolio and apply unique factors to each segment.  The changes implemented in 2016 segregate the total loan portfolio into further detail, moving from seven loan classifications to nine when applying management risk factors, and from four loan classifications to nine when applying historical loss rates.  The Company also enhanced the prior process of applying management risk factors for changes in loans portfolio trends, such as factors for changes in the trend or volume of past due and classified loans, changes in the nature and volume of the portfolio and concentrations, changes in lending policy, procedures, management and staffing, and other external factors.  These factors were historically analyzed in the aggregate to arrive at one risk factor per loan classification; under the revised methodology, the Company assigns each of these components its own risk factor, as well as encompasses an additional risk rating for loans rated as pass/watch.

The Company continued to refine its ALLL methodology in 2017, with implementation of additional management factor classifications for newer loan portfolios, such as the Company’s recent purchase of home equity lines of credit (“HELOCs”) and the recently expanded business development company loan portfolio, as these portfolios have not been outstanding long enough to be sufficiently seasoned. In addition, the Company revised the risk weightings for the historical loss factors to reflect a five basis point increase to the loss factor applied in the earliest quarter, and a reduction of five basis points in the most recent quarter, as management believes the lower charge-off levels in the more recent quarters will likely not continue long-term.

These modifications to the Company’s ALLL methodology are intended to more accurately reflect all portfolio risk, and resulted in a decrease to the overall unallocated component of the allowance over the past two years.  The unallocated component of the allowance was $542,000 as of December 31, 2017, compared to $435,000 as of December 31, 2016 and $2.0 million as of December 31, 2015.  All calculations conform to GAAP.

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

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the ALLL.  If fair value subsequently declines, an OREO valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense in the Consolidated Statements of Income.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer of the loan to OREO.  Operating costs after acquisition are also expensed.

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

Mortgage loans that the Company is servicing for others aggregated to $695.1 million and $668.2 million at December 31, 2017, and 2016, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

Servicing rights are recognized separately as assets when they are acquired through sales of loans and servicing rights are retained.  Servicing rights are initially recorded at fair value with the effect recorded in net gains on sales of mortgage loans in the Consolidated Statements of Income.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing fee income, which is included in the Consolidated Statements of Income as mortgage servicing income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Under the fair value measurement method, the Company measures mortgage servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes in mortgage servicing rights mark to market in the Consolidated Statements of Income.  The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Debt Issuance Costs – Costs associated with the issuance of debt are presented in the Consolidated Balance Sheet as a direct reduction from the carrying value of that debt liability.  The deferred issuance costs are amortized over the life the related debt instrument, and included within the debt’s interest expense.

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

Equity Incentive Plan – Compensation cost is recognized for stock options and restricted stock awards issued to employees based upon the fair value of the awards at the date of grant.  A binomial model is utilized to estimate the fair value of stock options, which utilizes assumptions for expected volatilities based on the previous five-year historical volatilities of the Company's common stock.  Historical data is used to estimate option exercise rates and post-vesting termination behavior, and the risk-free interest rate for the expected term of the option is based on the Treasury yield curve in effect at the time of grant.  The market price of the Company’s common stock at the date of grant is used for restricted stock awards, which include restricted stock units.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Once the award is settled, the Company would determine whether the cumulative tax deduction exceeded the cumulative compensation cost recognized in the Consolidated Statement of Income.  The cumulative tax deduction would include both the deductions from the dividends and the deduction from the exercise or vesting of the award.  If the tax benefit received from the cumulative deductions exceeds the tax effect of the recognized cumulative compensation cost, the excess would be recognized as a credit to income tax expense.

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

As of December 31, 2017 and 2016, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2017 and 2016.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2014 to 2016,  the state of Illinois  from  2014 to 2016, and the states of Wisconsin and Indiana from 2009 to 2016.

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

Mortgage Banking Derivatives – As part of the ongoing residential mortgage business, the Company enters into mortgage banking derivatives such as forward contracts and interest rate lock commitments.  The derivatives and loans held-for-sale are carried at fair value with the changes in fair value recorded in current earnings.  The net gain or loss on mortgage banking derivatives is included in net gains on sales of loans in the Consolidated Statements of Income.

Derivative Financial Instruments – The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies.  These derivative financial instruments consist primarily of interest rate swaps; in addition, three risk participation agreements were held by the Company as of December 31, 2017, and one was held as of December 31, 2016.  All risk participation agreements are recorded at fair value and are immaterial.

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

Accumulated other comprehensive income (loss) at December 31, 2017 and 2016, is comprised of unrealized gains on securities of $2.2 million and unrealized losses on securities of $8.2 million, respectively, and unrealized losses on a cash flow hedge of $760,000 and $596,000, respectively.

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

The Company will adopt ASU 2014-09 and related issuances on January 1, 2018. The Company has performed an analysis of the impact of adoption of this ASU, reviewing revenue recorded from service charges on deposit accounts, asset management fees, gains (losses) on other real estate owned, and debit card interchange fees.  Certain revenue received, such as service charges on deposit accounts and interchange fees, is recorded immediately or as the service is performed.  Asset management fees recorded by the Company take the form of wealth management income and brokerage income, and both types of fees are recorded after services are

rendered, with no contractual requirement of refund to a customer based on non-achievement of fund performance objectives.    Finally, the methodology used to record revenue from gains (losses) due to the sale of other real estate owned is not anticipated to change, as the Company currently records income or expense only upon consummation of the sale, and any revenue recorded stemming from seller financed transactions is reviewed for deferral, as appropriate.  The Company does not expect to recognize a cumulative adjustment to equity upon implementation of this standard.

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

In March 2016, the FASB issued ASU No. 2016-09 “Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718).”  FASB issued this ASU as part of the Simplification Initiative.  This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows.  ASU 2016-09 was effective for financial statements issued for fiscal years beginning after December 15, 2016.  The Company adopted this standard as of January 1, 2017, which impacted income tax expense and additional paid-in capital within stockholders’ equity, but did not have a material impact on the Company’s operating results or financial condition.

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

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).”  The FASB issued this guidance to simplify the annual test for goodwill impairment by eliminating Step 2 from the prior two step guidance. Previous guidance required the quantitative measurement of an entity’s goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The amended guidance allows a more qualitative analysis of comparing the reporting unit’s fair value to its carrying value, and recording the resultant impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit, if applicable.  ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment tests after January 1, 2017.  The Company adopted this ASU as of December 31, 2017, and applied the new guidance to the annual goodwill impairment test performed as of that date; no impairment was noted.

In March 2017, the FASB issued ASU No. 2017-08 “Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).”  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium is required to be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company adopted ASU 2017-08 as a change in accounting principle in the third quarter of 2017 on a modified retrospective basis, which required the Company to reflect its adoption effective January 1, 2017.  The effect of amortizing the premium over a shorter period negatively impacted the net interest margin in 2017, and will continue to decrease future net interest income by approximately 10 basis points a quarter until the premium is fully amortized.  As a result of management’s analysis, the impact of the change in accounting principle as a result of ASU 2017-08 to adjust beginning of year retained earnings was considered insignificant and, accordingly, the impact was adjusted through current period earnings.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.”. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The Company plans to adopt ASU 2017-12 on January 1, 2018.  ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  This ASU provides financial statement preparers an option to reclassify stranded tax effects within AOCI to retained earnings, which were recorded due to the change in the U.S. Federal corporate income tax rate in the “Tax Cuts and Jobs Act”, signed into law in December 2017.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted.  The Company plans to adopt ASU 2018-02 on January 1, 2018.  The estimated stranded disproportionate tax expense, net,  recorded as of December 31, 2017, totaled $318,000, and was comprised of both swap and securities available for sale adjustments.

Subsequent Events

On January 16, 2018, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on February 5, 2018, to stockholders of record as of January 26, 2018.

On February 20, 2018,  the Company’s board of directors determined not to renew the Second Amendment to the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”), dated September 2, 2015, that was approved by the Company’s stockholders, which expires on September 12, 2018.  The Amendment was approved in 2015 to protect the Company’s ability to utilize deferred tax assets, which could be significantly limited if it experienced an “ownership change” for U.S. federal income tax purposes.

Note 2: Acquisitions

On December 26, 2017, the Company announced the signing of a definitive agreement and plan of merger (the “Merger Agreement”) to acquire Greater Chicago Financial Corp. and its wholly-owned bank subsidiary, ABC Bank, in an all-cash transaction.  Under the terms of the Merger Agreement, the Company will acquire all of the outstanding common stock of Greater Chicago Financial Corp. in a transaction valued at approximately $41.1 million.  The Company will acquire and simultaneously retire $6.3 million of outstanding subordinated debentures of Greater Chicago Financial Corp.  The ultimate per share consideration for shareholders of Greater Chicago Financial Corp. will depend upon the conversion election of holders of approximately $2.0 million of subordinated debentures that are convertible to common stock.  The Merger Agreement requires the purchase price to be increased by an amount equal to the aggregate amount of outstanding principal and accrued but unpaid interest of such converted indebtedness actually converted into Greater Chicago Financial Corp. common stock. ABC Bank had total assets of $342.6 million as of December 31, 2017, including $234.4  million of net loans.  The boards of the Company and Greater Chicago Financial Corp. unanimously approved the transaction which is subject to regulatory approval and customary closing conditions.  Greater Chicago Financial Corp.’s shareholders have approved the transaction, which is expected to close in the second quarter of 2018.  Acquisition costs incurred for the year ending December 31, 2017, related to the pending merger with Greater Chicago Financial Corp. were $65,000, and were expensed as incurred.

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

Acquisition expenses incurred in 2016 related to the Talmer branch purchase totaled $269,000 as of December 31, 2016; all material acquisition costs identified were paid or accrued as of year end 2016.  As of December 31, 2016, the Company recorded $8.5 million of goodwill and acquisition costs that were tax deductible.

Note 3: Cash and Due from Banks

The Bank is required to maintain reserve balances with the FRBC.  In accordance with the FRBC requirements, the average reserve balances were $10.6 million and $10.5 million, for the years December 31, 2017, and 2016, respectively.  As of December 31, 2017 and 2016, the required reserve balance was $11.0 million and $11.8 million, respectively.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

Investment Portfolio Management

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2017 and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,002	$-	$(55)	$3,947
U.S. government agencies	13,062	8	(9)	13,061
U.S. government agencies mortgage-backed	12,372	7	(165)	12,214
States and political subdivisions	272,240	7,116	(1,264)	278,092
Corporate bonds	823	21	(11)	833
Collateralized mortgage obligations	66,892	202	(1,155)	65,939
Asset-backed securities	113,983	862	(1,913)	112,932
Collateralized loan obligations	54,271	251	(101)	54,421
Total securities available-for-sale	$537,645	$8,467	$(4,673)	$541,439

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. government agencies mortgage-backed	$42,511	$-	$(977)	$41,534
States and political subdivisions	68,718	258	(273)	68,703
Corporate bonds	10,957	9	(336)	10,630
Collateralized mortgage obligations	174,352	374	(3,799)	170,927
Asset-backed securities	146,391	341	(8,325)	138,407
Collateralized loan obligations	102,504	29	(896)	101,637
Total securities available-for-sale	$545,433	$1,011	$(14,606)	$531,838

During the twelve months ended December 31, 2017, the total securities portfolio increased $9.6 million.  Select collateralized mortgage obligations, mortgage-backed securities, corporate bonds and asset-backed securities were liquidated to allow for portfolio repositioning in favor of high quality state and municipal securities.  Purchases totaling $270.2 million were executed in this security type during 2017 due to favorable pricing in the rising interest rate environment.  These portfolio increases were more than offset by reductions in holdings of asset-backed securities and collateralized mortgage obligations; these reductions were comprised of sales of $146.9 million and paydowns of $13.0 million.

Nonmarketable equity investments include FHLBC stock and FRBC stock.  FHLBC stock was $5.4 million and $3.1 million at December 31, 2017 and December 31, 2016, respectively.  FRBC stock was $4.8 million at December 31, 2017 and December 31, 2016.  Our FHLBC stock is necessary to maintain access to FHLBC advances.    Securities valued at $301.0 million as of December 31, 2017,  an increase from $262.6 million at year-end 2016, were pledged to secure deposits and borrowings, and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2017, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$6,200	2.41%	$6,185
Due after one year through five years	4,346	2.03	4,279
Due after five years through ten years	6,013	3.29	6,234
Due after ten years	273,568	2.95	279,235
	290,127	2.93	295,933
Mortgage-backed and collateralized mortgage obligations	79,264	2.94	78,153
Asset-backed securities	113,983	2.56	112,932
Collateralized loan obligations	54,271	4.32	54,421
Total securities available-for-sale	$537,645	2.99%	$541,439

At December 31, 2017, the Company’s investments include asset-backed securities totaling $96.0 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2017, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2016 was less than 1.0%.

The Company has accumulated the securities of the following three different originators that individually amount to over 10% of the Company’s stockholders equity.  The amortized cost and fair value of securities related to these three issuers are as follows:

	December 31, 2017
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,625	$26,588
Towd Point Mortgage Trust	29,312	29,210
Student Loan Marketing Association	25,696	25,917

Securities with unrealized losses at December 31, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
December 31, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$55	$3,947	-	$-	$-	1	$55	$3,947
U.S. government agencies	2	9	6,550	-	-	-	2	9	6,550
U.S. government agencies mortgage-backed	4	24	5,501	5	141	4,843	9	165	10,344
States and political subdivisions	13	1,237	45,985	1	27	1,512	14	1,264	47,497
Corporate bonds	-	-	-	1	11	332	1	11	332
Collateralized mortgage obligations	3	31	11,534	8	1,124	40,219	11	1,155	51,753
Asset-backed securities	-	-	-	7	1,913	61,745	7	1,913	61,745
Collateralized loan obligations	3	101	29,313	-	-	-	3	101	29,313
Total securities available-for-sale	26	$1,457	$102,830	22	$3,216	$108,651	48	$4,673	$211,481

	Less than 12 months			12 months or more
December 31, 2016	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. government agencies mortgage-backed	11	$957	$40,636	1	$20	$898	12	$977	$41,534
States and political subdivisions	12	273	35,241	-	-	-	12	273	35,241
Corporate bonds	1	183	4,817	2	153	5,328	3	336	10,145
Collateralized mortgage obligations	16	3,402	117,752	7	397	18,109	23	3,799	135,861
Asset-backed securities	4	328	17,604	12	7,997	107,112	16	8,325	124,716
Collateralized loan obligations	-	-	-	12	896	81,613	12	896	81,613
Total securities available-for-sale	44	$5,143	$216,050	34	$9,463	$213,060	78	$14,606	$429,110

Recognition of other-than-temporary impairment was not necessary in the year ended December 31, 2017, or the year ended December 31, 2016.  The changes in fair value related primarily to interest rate fluctuations.  The Company’s review of other-than-temporary impairment confirmed no credit quality deterioration.

	Years ended December 31,
Securities available-for-sale	2017	2016	2015
Proceeds from sales of securities	$232,462	$306,400	$70,176
Gross realized gains on securities	2,367	1,675	106
Gross realized losses on securities	(1,893)	(3,888)	(284)
Securities realized gains (losses), net	$474	$(2,213)	$(178)
Income tax expense (benefit) on net realized gains (losses)	$198	$(882)	$(71)

Note 5: Loans

Major classifications of loans were as follows:

	December 31, 2017	December 31, 2016
Commercial	$272,851	$228,113
Leases	68,325	55,451
Real estate - commercial	750,991	736,247
Real estate - construction	85,162	64,720
Real estate - residential	426,230	377,851
Consumer	2,774	3,237
Other[1]	10,609	11,973
	1,616,942	1,477,592
Net deferred loan costs	680	1,217
Total loans	$1,617,622	$1,478,809

1 The “Other” class includes overdrafts.

Total loans reflects growth of $138.8 million for the year ended December 31, 2017.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 78.0% and 79.7% of the portfolio at December 31, 2017, and December 31, 2016, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2017, and December 31, 2016, were as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2017	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$995	$275	$-	$1,270	$271,581	$-	$272,851	$-
Leases	-	-	-	-	68,147	178	68,325	-
Real estate - commercial
Owner occupied general purpose	1,136	-	-	1,136	144,267	455	145,858	-
Owner occupied special purpose	226	-	-	226	170,546	342	171,114	-
Non-owner occupied general purpose	-	593	-	593	273,203	1,163	274,959	-
Non-owner occupied special purpose	-	-	248	248	92,923	-	93,171	254
Retail properties	-	-	-	-	49,538	1,081	50,619	-
Farm	-	-	-	-	15,270	-	15,270	-
Real estate - construction
Homebuilder	129	-	-	129	2,221	-	2,350	-
Land	1,124	-	-	1,124	1,319	-	2,443	-
Commercial speculative	-	-	-	-	32,028	-	32,028	-
All other	-	-	-	-	48,140	201	48,341	-
Real estate - residential
Investor	-	-	-	-	55,248	372	55,620	-
Multifamily	-	-	-	-	125,049	4,723	129,772	-
Owner occupied	74	-	-	74	123,838	4,674	128,586	-
Revolving and junior liens	491	278	-	769	110,291	1,192	112,252	-
Consumer	-	-	-	-	2,767	7	2,774	-
Other[1]	37	-	-	37	11,252	-	11,289	-
Total	$4,212	$1,146	$248	$5,606	$1,597,628	$14,388	$1,617,622	$254

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2016	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$57	$74	$-	$131	$227,742	$240	$228,113	$-
Leases	-	286	-	286	54,799	366	55,451	-
Real estate - commercial
Owner occupied general purpose	758	-	-	758	135,599	879	137,236	-
Owner occupied special purpose	-	-	-	-	177,755	385	178,140	-
Non-owner occupied general purpose	667	379	-	1,046	229,315	1,930	232,291	-
Non-owner occupied special purpose	-	-	-	-	118,052	1,013	119,065	-
Retail properties	-	-	-	-	53,474	1,179	54,653	-
Farm	1,353	-	-	1,353	13,509	-	14,862	-
Real estate - construction
Homebuilder	-	-	-	-	3,883	-	3,883	-
Land	-	-	-	-	3,029	-	3,029	-
Commercial speculative	-	-	-	-	22,654	74	22,728	-
All other	364	-	-	364	34,509	207	35,080	-
Real estate - residential
Investor	237	-	-	237	54,924	936	56,097	-
Multifamily	-	-	-	-	96,502	-	96,502	-
Owner occupied	274	-	-	274	116,900	6,452	123,626	-
Revolving and junior liens	225	405	-	630	99,374	1,622	101,626	-
Consumer	10	36	-	46	3,191	-	3,237	-
Other[1]	14	-	-	14	13,176	-	13,190	-
Total	$3,959	$1,180	$-	$5,139	$1,458,387	$15,283	$1,478,809	$-

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans as of December 31, 2017, and December 31, 2016, were as follows:

December 31, 2017		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$270,889	$1,962	$-	$-	$272,851
Leases	67,500	-	825	-	68,325
Real estate - commercial
Owner occupied general purpose	142,843	1,927	1,088	-	145,858
Owner occupied special purpose	169,621	1,152	341	-	171,114
Non-owner occupied general purpose	271,731	2,065	1,163	-	274,959
Non-owner occupied special purpose	89,582	-	3,589	-	93,171
Retail Properties	48,321	1,217	1,081	-	50,619
Farm	11,755	1,029	2,486	-	15,270
Real estate - construction
Homebuilder	2,350	-	-	-	2,350
Land	2,443	-	-	-	2,443
Commercial speculative	32,028	-	-	-	32,028
All other	46,913	1,052	376	-	48,341
Real estate - residential
Investor	55,172	-	448	-	55,620
Multifamily	125,049	-	4,723	-	129,772
Owner occupied	122,759	561	5,266	-	128,586
Revolving and junior liens	110,353	-	1,899	-	112,252
Consumer	2,754	-	20	-	2,774
Other	11,289	-	-	-	11,289
Total	$1,583,352	$10,965	$23,305	$-	$1,617,622

December 31, 2016		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$214,028	$11,558	$2,527	$-	$228,113
Leases	53,366	976	1,109	-	55,451
Real estate - commercial
Owner occupied general purpose	135,503	53	1,680	-	137,236
Owner occupied special purpose	172,353	5,402	385	-	178,140
Non-owner occupied general purpose	229,448	913	1,930	-	232,291
Non-owner occupied special purpose	114,293	-	4,772	-	119,065
Retail Properties	52,207	1,267	1,179	-	54,653
Farm	11,840	1,240	1,782	-	14,862
Real estate - construction
Homebuilder	3,883	-	-	-	3,883
Land	3,029	-	-	-	3,029
Commercial speculative	22,654	-	74	-	22,728
All other	34,696	-	384	-	35,080
Real estate - residential
Investor	55,001	-	1,096	-	56,097
Multifamily	96,502	-	-	-	96,502
Owner occupied	115,831	570	7,225	-	123,626
Revolving and junior liens	99,286	-	2,340	-	101,626
Consumer	3,236	-	1	-	3,237
Other	13,165	25	-	-	13,190
Total	$1,430,321	$22,004	$26,484	$-	$1,478,809

1    The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $1.3 million and $1.8 million in consumer mortgage loans  in the process of foreclosure as of December 31, 2017 and December 31, 2016, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loan as of December 31 were as follows:

	December 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial	$-	$-	$-	$240	$388	$-
Leases	178	213	-	366	371	-
Commercial real estate
Owner occupied general purpose	455	495	-	1,881	2,131	-
Owner occupied special purpose	342	498	-	385	518	-
Non-owner occupied general purpose	1,163	1,538	-	1,744	2,010	-
Non-owner occupied special purpose	-	-	-	1,013	1,649	-
Retail properties	1,081	1,177	-	1,179	1,235	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	74	81	-
All other	201	229	-	207	221	-
Residential
Investor	372	676	-	1,841	2,308	-
Multifamily	4,723	4,965	-	-	-	-
Owner occupied	5,208	6,680	-	9,824	11,391	-
Revolving and junior liens	1,125	1,313	-	2,484	3,018	-
Consumer	7	8	-	-	-	-
Total impaired loans with no recorded allowance	14,855	17,792	-	21,238	25,321	-

With an allowance recorded
Commercial	-	-	-	-	-	-
Leases	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	246	595	246
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	-	-	-	-	-	-
Residential
Investor	829	829	10	-	-	-
Multifamily	-	-	-	-	-	-
Owner occupied	3,443	3,443	43	803	853	803
Revolving and junior liens	985	985	91	-	-	-
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	5,257	5,257	144	1,049	1,448	1,049
Total impaired loans	$20,112	$23,049	$144	$22,287	$26,769	$1,049

Average recorded investment and interest income recognized on impaired loans by class of loan for the years ending December 31 were as follows:

	Year to date		Year to date		Year to date
	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$120	$-	$155	$-	$785	$-
Lease	272	-	183	-	-	-
Commercial real estate
Owner occupied general purpose	1,168	-	2,098	87	4,720	82
Owner occupied special purpose	364	-	574	-	1,280	-
Non-owner occupied general purpose	1,453	-	1,395	2	2,939	3
Non-owner occupied special purpose	507	-	507	-	712	-
Retail properties	1,130	-	589	-	-	-
Farm	-	-	636	-	636	-
Construction
Homebuilder	-	-	-	-	895	-
Land	-	-	-	-	-	-
Commercial speculative	37	-	79	-	42	-
All other	204	-	103	-	145	-
Residential
Investor	1,106	-	1,874	47	2,251	51
Multifamily	2,362	-	-	-	-	-
Owner occupied	7,516	44	10,181	158	10,979	160
Revolving and junior liens	1,804	1	2,608	29	2,484	7
Consumer	4	-	-	-	-	-
Total impaired loans with no recorded allowance	18,047	45	20,982	323	27,868	303

With an allowance recorded
Commercial	-	-	2	-	2	-
Leases	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-	-
Non-owner occupied general purpose	123	-	123	-	38	-
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	-	-	-	-	135	-
Residential
Investor	414	43	-	-	67	-
Multifamily	-	-	-	-	-	-
Owner occupied	2,123	123	457	-	68	-
Revolving and junior liens	493	35	23	-	208	3
Consumer	-	-	-	-	-	-
Total impaired loans with a recorded allowance	3,153	201	605	-	518	3
Total impaired loans	$21,200	$246	$21,587	$323	$28,386	$306

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

The specific allocation of the ALLL on a TDR is determined by either discounting the modified cash flows at the original effective rate of the loan before modification or is based on the underlying collateral value less costs to sell, if repayment of the loan is collateral-dependent.  If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e. specific reserve) as a component of the ALLL or charges off the impaired balance if it determines that such amount is a confirmed loss.  This method is used consistently for all segments of the portfolio.

Loans that were modified during the period are summarized as follows:

	TDR Modifications
	Twelve months ended December 31, 2017
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	1	$97	$131
Real estate - residential
Owner occupied
HAMP[2]	2	184	189
Other[1]	1	41	42
Revolving and junior liens
HAMP[2]	1	49	49
Other[1]	6	319	350
Total	11	$690	$761

	TDR Modifications
	Twelve months ended December 31, 2016
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	2	$312	$205
Real estate - residential
Owner occupied
HAMP[2]	2	419	262
Revolving and junior liens
HAMP[2]	3	252	228
Other[1]	3	808	777
Total	10	$1,791	$1,472

1  Other: Change of terms from bankruptcy court

2    HAMP: Home Affordable Modification Program

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were no TDRs that defaulted during year 2017 and 2016.

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2017.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2017	2016
Beginning balance	$1,703	$1,787
New loans	20	157
Repayments and other reductions	(199)	(241)
Change in related party status	-	-
Ending balance	$1,524	$1,703

No loans to principal officers, directors, and their affiliates were past due greater than 90 days at either December 31, 2017, or December 31, 2016.

Note 6: Allowance for Loan and Lease losses

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2017, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Beginning balance	$1,629	$633	$9,547	$389	$2,692	$833	$435	$16,158
Charge-offs	25	215	309	23	1,347	386	1	2,306
Recoveries	30	-	161	377	980	243	18	1,809
Provision (Release)	819	274	123	180	(520)	834	90	1,800
Ending balance	$2,453	$692	$9,522	$923	$1,805	$1,524	$542	$17,461

Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$53	$91	$-	$144
Ending balance: Collectively evaluated for impairment	$2,453	$692	$9,522	$923	$1,752	$1,433	$542	$17,317

Loans:
Ending balance	$272,851	$68,325	$750,991	$85,162	$426,230	$2,774	$11,289	$1,617,622
Ending balance: Individually evaluated for impairment	$-	$178	$3,041	$201	$14,575	$2,117	$-	$20,112
Ending balance: Collectively evaluated for impairment	$272,851	$68,147	$747,950	$84,961	$411,655	$657	$11,289	$1,597,510

Changes in the ALLL by segment of loans based on method of impairment for December 31, 2016, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Beginning balance	$1,463	$633	$9,013	$265	$1,694	$1,190	$1,965	$16,223
Charge-offs	95	23	1,633	23	1,072	344	-	3,190
Recoveries	32	5	640	96	1,331	253	18	2,375
Provision (Release)	229	18	1,527	51	739	(266)	(1,548)	750
Ending balance	$1,629	$633	$9,547	$389	$2,692	$833	$435	$16,158

Ending balance: Individually evaluated for impairment	$-	$-	$246	$-	$803	$-	$-	$1,049
Ending balance: Collectively evaluated for impairment	$1,629	$633	$9,301	$389	$1,889	$833	$435	$15,109

Loans:
Ending balance	$228,113	$55,451	$736,247	$64,720	$377,851	$3,237	$13,190	$1,478,809
Ending balance: Individually evaluated for impairment	$240	$366	$6,448	$281	$14,952	$-	$-	$22,287
Ending balance: Collectively evaluated for impairment	$227,873	$55,085	$729,799	$64,439	$362,899	$3,237	$13,190	$1,456,522

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2015, were as follows:

	Commercial	Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	& Leases	Commercial	Construction	Residential	Consumer	Other	Total
Beginning balance	$1,644	$12,577	$1,475	$1,981	$1,454	$2,506	$21,637
Charge-offs	993	1,653	2	1,639	483	-	4,770
Recoveries	451	1,595	276	1,075	359	-	3,756
Provision (Release)	994	(3,506)	(1,484)	277	(140)	(541)	(4,400)
Ending balance	$2,096	$9,013	$265	$1,694	$1,190	$1,965	$16,223

Ending balance: Individually evaluated for impairment	$3	$-	$-	$31	$-	$-	$34
Ending balance: Collectively evaluated for impairment	$2,093	$9,013	$265	$1,663	$1,190	$1,965	$16,189

Loans:
Ending balance	$141,315	$605,721	$19,806	$351,007	$4,216	$11,650	$1,133,715
Ending balance: Individually evaluated for impairment	$73	$5,396	$83	$15,334	$-	$-	$20,886
Ending balance: Collectively evaluated for impairment	$141,242	$600,325	$19,723	$335,673	$4,216	$11,650	$1,112,829

The Company’s allowance for loan and lease loss is calculated in accordance with GAAP and relevant supervisory guidance.  All management estimates were made in light of observable trends within loan portfolio segments, market conditions and established credit review administration practices.

Note 7: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Twelve Months Ended
	December 31,
Other real estate owned	2017	2016	2015
Balance at beginning of period	$11,916	$19,141	$31,982
Property additions	3,796	1,785	8,998
Property improvements	-	16	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	5,633	7,456	17,763
Period valuation adjustments	1,708	1,570	4,076
Balance at end of period	$8,371	$11,916	$19,141

Activity in the valuation allowance was as follows:

	Twelve Months Ended
	December 31,
	2017	2016	2015
Balance at beginning of period	$9,982	$14,127	$19,229
Provision for unrealized losses	1,708	1,570	4,076
Reductions taken on sales	(3,482)	(5,867)	(9,271)
Other adjustments	-	152	93
Balance at end of period	$8,208	$9,982	$14,127

Expenses related to OREO, net of lease revenue includes:

	Twelve Months Ended
	December 31,
	2017	2016	2015
Gain on sales, net	$(474)	$(374)	$(1,073)
Provision for unrealized losses	1,708	1,570	4,076
Operating expenses	1,227	1,765	2,888
Less:
Lease revenue	296	218	700
Net OREO expense	$2,165	$2,743	$5,191

Note 8: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2017			2016
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$16,124	$-	$16,124	$16,141	$-	$16,141
Buildings	41,499	22,935	18,564	41,409	21,966	19,443
Leasehold improvements	156	144	12	156	86	70
Furniture and equipment	42,910	39,982	2,928	42,875	39,552	3,323
Total Premises and Equipment	$100,689	$63,061	$37,628	$100,581	$61,604	$38,977

Note 9: Deposits

Major classifications of deposits at December 31 were as follows:

	2017	2016
Noninterest bearing demand	$572,404	$513,688
Savings	262,220	256,159
NOW accounts	429,448	419,417
Money market accounts	276,082	275,273
Certificates of deposit of less than $100,000	216,493	228,993
Certificates of deposit of $100,000 through $250,000	122,489	110,992
Certificates of deposit of more than $250,000	43,789	62,263
Total deposits	$1,922,925	$1,866,785

Growth in total deposits stemmed from the late 2016 Talmer branch acquisition; the Company assumed $48.9 million of additional deposits, primarily noninterest bearing demand accounts.  The Company had $18.8 million in brokered certificates of deposit as of December 31, 2017.  The Company had $5.9 million in brokered certificates of deposit as of December 31, 2016.  Deposits held by senior officers and directors, including their related interests, totaled $2.6 million and $1.6 million as of December 31, 2017 and 2016.

At December 31, 2017, scheduled maturities of time deposits were as follows:

2018	$158,547
2019	101,609
2020	84,951
2021	32,271
2022	5,393
Total time deposits	$382,771

Note 10: Borrowings

The following table is a summary of borrowings as of December 31, 2017, and December 31, 2016.  Junior subordinated debentures are discussed in detail in Note 11:

	2017	2016
Securities sold under repurchase agreements	$29,918	$25,715
FHLBC advances[1]	115,000	70,000
Junior subordinated debentures	57,639	57,591
Senior notes	44,058	43,998
Total borrowings	$246,615	$197,304

1    Included in other short-term borrowing on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $29.9 million at December 31, 2017, and $25.7 million at December 31, 2016.   The fair value

of the pledged collateral was $40.0 million and $43.0 million at December 31, 2017 and December 31, 2016, respectively.  At December 31, 2017, there were no customers with secured balances exceeding 10% of stockholders’ equity.

Total FHLBC advances are generally limited to the lower of 35% of total assets and the amount of acceptable collateral adjusted for applicable funding percentages as determined by the FHLBC.   As of December 31, 2017, the Bank had outstanding advances in the amount of $115.0 million with $110.0 million at an interest rate of 1.42%   and $5.0 million at an interest rate at 1.44%. As of December 31, 2016, the Bank had outstanding advances in the amount of $70.0 million at an interest rate of 0.70%.  As of December 31, 2017, FHLBC stock owned by the Bank was valued at $5.4 million, the fair value of securities pledged to the FHLBC was $80.9 million, and the principal balance of loans pledged was $277.4 million.   Based on the total amount of securities and loans pledged, the Bank had total borrowing capacity of $286.3 million.   Adjusting for the outstanding advances and letters of credit, the Bank had a remaining funding availability of $132.0 million on December 31, 2017.

The Company completed a debt retirement and simultaneous senior debt offering in the fourth quarter of 2016.  Subordinated debt of $45.0 million and $500,000 of senior debt outstanding, scheduled to mature in March 2018, were paid off with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of December 31, 2017 and 2016, unamortized debt issuance costs related to the senior notes were $942,000 and $1.0 million, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and included in the Consolidated Statements of Income.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31 were as follows:

	2017		2016
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2017	N/A	N/A	$95,715	0.51%
2018	$144,918	0.86%	-	-
2019	-	-	-	-
2020	-	-	-	-
2021	-	-	-	-
2022	-	-	-	-
Thereafter	101,697	6.01	101,589	6.65
Total borrowings	$246,615	2.98%	$197,304	3.67%

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

The Company sold an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  The Trust II issuance converted from fixed to float rate at three month LIBOR plus 150 basis points on June 16, 2017; as of December 31, 2017, the rate effective for the Trust II issuance was 3.09%.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate period on the debt of 4.30% as of December 31, 2017, compared to the rate paid prior to June 15, 2017 of 6.77%.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2017, and 2016, unamortized debt issuance costs related to the junior subordinated debentures were $739,000 and $787,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock. As of December 31, 2017, the Company is current on the payments due on these securities.

Note 12: Income Taxes

Income tax expense for years ending December 31 were as follows:

	2017	2016	2015
Current federal	$(2,407)	$399	$220
Deferred federal	11,724	6,824	7,023
Deferred state	372	1,597	1,733
Expense due to enactment of federal tax reform	9,475	-	-
Total income tax expenses	$19,164	$8,820	$8,976

The following were the components of the deferred tax assets and liabilities as of December 31:

	2017	2016
Allowance for loan and lease losses	$5,377	$7,057
Deferred compensation	650	735
Amortization of core deposit intangible	827	1,401
Goodwill amortization/impairment	6,087	10,127
Stock based compensation	866	946
OREO write-downs	2,385	5,110
Federal net operating loss (“NOL”) carryforward	7,240	19,362
State net operating loss (“NOL”) carryforward	7,020	7,735
Deferred tax credit	-	2,058
Other assets	1,017	1,199
Total deferred tax assets	31,469	55,730

Accumulated depreciation on premises and equipment	(384)	(681)
Mortgage servicing rights	(2,086)	(2,760)
State tax benefits	(2,389)	(4,127)
Other liabilities	(545)	(526)
Total deferred tax liabilities	(5,404)	(8,094)
Net deferred tax asset before adjustments related to other comprehensive loss	26,065	47,636
Tax effect of adjustments related to other comprehensive loss	(709)	5,828
Net deferred tax asset	$25,356	$53,464

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  Among other things, the Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result the Company is required to remeasure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which these items are expected to recover or settle.  The re-measurement of the Company’s net deferred tax asset resulted in additional income tax expense of approximately $9.5 million.  The Company also re-measured the net deferred tax asset as a result of the Illinois income tax increase effective as of July 1, 2017, resulting in a benefit of approximately $1.6 million.

At December 31, 2017, the Company had a $34.5 million federal net operating loss carryforward of which, $10.6 million expires in 2031, $8.6 million expires in 2032, and $15.3 million expires in 2033.  The Company had a $74.1 million state net operating loss carryforward of which $73.6 million expires in 2025, and the rest expires starting in 2026.  In addition, the Company had a $2.6 million alternative minimum tax credit carryforwards which do not expire and are now carried as tax receivables since, under the new federal law, the Company expects to recover the entire amount by 2022 via refund.

The components of the provision for deferred income tax expense for the years ending December 31 were as follows:

	2017	2016	2015
Provision for loan and lease losses	$1,680	$42	$2,480
Deferred Compensation	85	(45)	97
Amortization of core deposit intangible	574	228	230
Stock based compensation	80	(132)	(151)
OREO write-downs	2,725	1,807	1,722
Federal net operating loss carryforward	12,122	4,743	2,896
State net operating loss carryforward	715	1,011	659
Deferred tax credit	2,058	(309)	(198)
Depreciation	(297)	80	(201)
Mortgage servicing rights	(674)	276	164
Goodwill amortization/impairment	4,040	1,496	1,506
State tax benefits	(1,738)	(559)	(604)
Other, net	201	(217)	156
Total deferred tax expense	$21,571	$8,421	$8,756

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31 due to the following:

	2017	2016	2015
Tax at statutory federal income tax rate	$11,817	$8,577	$8,526
Nontaxable interest income, net of disallowed interest deduction	(1,976)	(347)	(253)
BOLI income	(501)	(449)	(487)
State income taxes, net of federal benefit	1,775	1,148	1,126
Impact of Federal tax rate change	9,475	-	-
Impact of Illinois tax rate change	(1,566)	-	-
Other, net	140	(109)	64
Total tax at effective tax rate	$19,164	$8,820	$8,976

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  No negative evidence was noted.

Note 13: Equity Compensation Plans

The Company’s 2008 Equity Incentive Plan was in effect for years prior to 2014, and authorized the issuance of the Company’s common stock, which included share grants in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights.  Under the 2008 Equity Incentive Plan, stock based awards were eligible to be granted to selected directors, officers or employees at the discretion of the Board of Directors.  All stock options granted under the 2008 Incentive Plan have vested; however, all such options issued prior to 2009 have expired as of December 31, 2017.  The Company granted 16,500 stock options in 2009 under the 2008 Equity Incentive Plan, 9,000 of which are vested and outstanding as of December 31, 2017.  The stock option awards had a vesting period of three years, and a term of ten years.  No other stock options were granted in 2009 through 2017 period.  There were no stock option shares exercised during the years ending December 31, 2017 and 2015, and 1,500 stock options were exercised during the year ending December 31, 2016.  At December 31, 2017, there is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the year ending December 31, 2017, is as follows (in dollars):

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Beginning outstanding	94,500	$25.82	-	-
Canceled	(44,500)	27.75	-	-
Expired	(41,000)	27.75	-	-
Ending outstanding	9,000	$7.49	1.1	$55,440

Exercisable at end of period	9,000	$7.49	1.1	$55,440

A summary of stock option activity as of each year is as follows (in dollars):

	2017	2016	2015
Intrinsic value of options exercised	$-	$2,790	$-
Cash received from option exercises	-	11,235	-
Tax benefit realized from option exercises	-	91	-
Weighted average fair value of options granted	-	-	-

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.    At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2017, 453,209 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the 2014 Plan was $1.2 million, $657,000 and $613,000 for the years ending December 31, 2017, 2016 and 2015, respectively.

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

Restricted stock awards under the 2014 Plan generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Restricted stock units under the Plans are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

There were 161,500 restricted awards issued during the year ending December 31, 2017.  There were 170,000 restricted awards issued during the year ending December 31, 2016.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the year ending December 31, 2017, is as follows:

	December 31, 2017
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	409,000	$5.89
Granted	161,500	11.04
Vested	(91,500)	5.07
Forfeited	(14,000)	7.53
Unvested at December 31	465,000	$7.79

Total unrecognized compensation cost of restricted awards was $1.7 million as of December 31, 2017, which is expected to be recognized over a weighted-average period of 2.17 years.

Note 14: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31 (in thousands except for share data):

	2017	2016	2015
Basic earnings per share:
Weighted-average common shares outstanding	29,600,702	29,532,510	29,476,821
Net income	$15,138	$15,684	$15,385
Preferred stock dividends and accretion	-	-	1,873
Net income available to common stockholders	$15,138	$15,684	$13,512
Basic earnings per share	$0.51	$0.53	$0.46
Diluted earnings per share:
Weighted-average common shares outstanding	29,600,702	29,532,510	29,476,821
Dilutive effect of unvested restricted awards1	435,142	305,678	253,253
Dilutive effect of stock options	2,573	743	-
Diluted average common shares outstanding	30,038,417	29,838,931	29,730,074
Net Income	$15,138	$15,684	$13,512
Diluted earnings per share	$0.50	$0.53	$0.46

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	815,339	900,839	977,839

[1] Includes the common stock equivalents for restricted share awards that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2017, 2016 and 2015, because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.

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

The following table is a summary of financial instrument commitments (in thousands):

	December 31, 2017			December 31, 2016
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$177	$3,770	$3,947	$137	$4,047	$4,184
Commercial standby	-	354	354	-	126	126
Performance standby	241	7,594	7,835	83	8,499	8,582
	418	11,718	12,136	220	12,672	12,892
Non-borrower:
Performance standby	-	142	142	95	524	619
Total letters of credit	$418	$11,860	$12,278	$315	$13,196	$13,511

Unused loan commitments:	$82,942	$260,061	$343,003	$68,996	$270,989	$339,985

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  As of December 31, 2017, the estimated aggregate minimum annual rental commitments under these leases totaled $380,000 in 2018, $45,000 in 2019, $20,000 in 2020 and $6,000 in 2021.  The Company also receives rental income on certain leased properties.  As of December 31, 2017, aggregate future minimum rental income to be received under noncancelable leases totaled $232,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $64,000 in 2017, net revenue $25,000 in 2016 and net expense of $11,000 in 2015.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $679,000,  $685,000 and $826,000 in 2017, 2016 and 2015, respectively.

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

Note 16: Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s board of directors’ guidelines are for the Bank to maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  The Bank currently exceeds those thresholds.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2017, and December 31, 2016.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the under the heading “Supervision and Regulation.”

At December 31, 2017 and 2016, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  The capital ratios below are calculated pursuant to the capital requirements in effect for the periods reported below.

Capital levels and industry defined regulatory minimum required levels:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$179,853	9.25%	$111,801	5.750%	N/A	N/A
Old Second Bank	249,417	12.88	111,347	5.750	$125,870	6.50%
Total capital to risk weighted assets
Consolidated	251,383	12.93	179,837	9.250	N/A	N/A
Old Second Bank	266,873	13.78	179,142	9.250	193,667	10.00
Tier 1 capital to risk weighted assets
Consolidated	233,927	12.03	140,978	7.250	N/A	N/A
Old Second Bank	249,417	12.88	140,394	7.250	154,917	8.00
Tier 1 capital to average assets
Consolidated	233,927	10.08	92,828	4.00	N/A	N/A
Old Second Bank	249,417	10.79	92,462	4.00	115,578	5.00

2016
Common equity tier 1 capital to risk weighted assets
Consolidated	$154,537	8.76%	$90,411	5.125%	N/A	N/A
Old Second Bank	221,153	12.53	90,456	5.125	$114,724	6.50%
Total capital to risk weighted assets
Consolidated	216,769	12.29	152,126	8.625	N/A	N/A
Old Second Bank	237,306	13.45	152,176	8.625	176,436	10.00
Tier 1 capital to risk weighted assets
Consolidated	191,988	10.88	116,904	6.625	N/A	N/A
Old Second Bank	221,153	12.53	116,930	6.625	141,199	8.00
Tier 1 capital to average assets
Consolidated	191,988	8.90	86,287	4.00	N/A	N/A
Old Second Bank	221,153	10.24	86,388	4.00	107,985	5.00

[1]	As of December 31, 2017, amounts shown are inclusive of a capital conservation buffer of 1.25% as compared to December 31, 2016, of 0.625%.
[2]	The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

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

	2017	2016
Forward contracts:
Notional amount	$16,500	$19,500
Fair value	3	190

Rate lock commitments:
Notional amount	$10,478	$12,480
Fair value	235	97

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $147.7 million in loans to investors receiving proceeds of $151.3 million and resulting in a gain on sale of $4.8 million for the year ended December 31, 2017, inclusive of a fair market valuation gain of $1.3 million.  Sales to investors included $88.9 million or 60.3% to FNMA and $28.9 million, or 19.6% to FHLMC for the year ended December 31, 2017.  No other individual investor was sold more than 10% of the total loans sold.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At year end December 31,2017, the Company had no securities transferred from Level 2 to Level 3.

The majority of securities are valued by external pricing services or dealer market participants and are classified in Level 2 of the fair value hierarchy.  Both market and income valuation approaches are utilized.  Quarterly, the Company evaluates the methodologies used by the external pricing services or dealer market participants to develop the fair values to determine whether the results of the valuations are representative of an exit price in the Company’s principal markets and an appropriate representation of fair value.  The Company uses the following methods and significant assumptions to estimate fair value:

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

•

The fair value of impaired loans with specific allocations of the ALLL is essentially based on recent real estate appraisals or the fair value of the collateralized asset.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities (dollars in thousands) at December 31, 2017, and December 31, 2016, respectively, measured by the Company at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,947	$-	$-	$3,947
U.S. government agencies	-	13,061	-	13,061
U.S. government agencies mortgage-backed	-	12,214	-	12,214
States and political subdivisions	-	263,831	14,261	278,092
Corporate bonds	-	833	-	833
Collateralized mortgage obligations	-	63,671	2,268	65,939
Asset-backed securities	-	112,932	-	112,932
Collateralized loan obligations	-	54,421	-	54,421
Loans held-for-sale	-	4,067	-	4,067
Mortgage servicing rights	-	-	6,944	6,944
Interest rate swap agreements	-	727	-	727
Mortgage banking derivatives	-	238	-	238
Total	$3,947	$525,995	$23,473	$553,415

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$2,014	$-	$2,014
Total	$-	$2,014	$-	$2,014

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. government agencies mortgage-backed	$-	$41,534	$-	$41,534
States and political subdivisions	-	46,477	22,226	68,703
Corporate bonds	-	10,630	-	10,630
Collateralized mortgage obligations	-	167,808	3,119	170,927
Asset-backed securities	-	138,407	-	138,407
Collateralized loan obligations	-	101,637	-	101,637
Loans held-for-sale	-	4,918	-	4,918
Mortgage servicing rights	-	-	6,489	6,489
Interest rate swap agreements	-	673	-	673
Mortgage banking derivatives	-	287	-	287
Total	$-	$512,371	$31,834	$544,205

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$1,667	$-	$1,667
Total	$-	$1,667	$-	$1,667

The changes in Level 3 assets and liabilities (dollars in thousands) measured at fair value on a recurring basis are as follows:

	Year Ended December 31, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Total gains or losses
Included in earnings (or changes in net assets)	40	-	(270)
Included in other comprehensive income	21	(796)	-
Purchases, issuances, sales, and settlements
Purchases	-	16,712	-
Issuances	-	-	1,257
Settlements	(912)	(23,881)	(532)
Ending balance December 31, 2017	$2,268	$14,261	$6,944

	Year Ended December 31, 2016
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2016	$-	$111	$5,847
Transfers into Level 3	3,201	7,813	-
Total gains or losses
Included in earnings (or changes in net assets)	-	-	(215)
Included in other comprehensive income	(82)	87	-
Purchases, issuances, sales, and settlements
Purchases	-	14,296	-
Issuances	-	-	1,561
Settlements	-	(81)	(704)
Ending balance December 31, 2016	$3,119	$22,226	$6,489

The following table and commentary presents quantitative (dollars in thousands) and qualitative information about Level 3 fair value measurements as of December 31, 2017:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,944	Discounted Cash Flow	Discount Rate	10.0 - 34.3%	10.2%
			Prepayment Speed	7.0 - 68.4%	9.6%

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

In addition to the above, Level 3 fair value measurement included $14.3 million for state and political subdivisions representing various local municipality securities and $2.3 million of collateralized mortgage obligations at December 31, 2017.  Level 3 fair value measurement included $22.2 million on the state and political subdivisions line and $3.1 million of collateralized mortgage obligations at December 31, 2016.  Given the small dollar amount and size of the municipality involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipality.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$5,113	$5,113
Other real estate owned, net[2]	-	-	8,371	8,371
Total	$-	$-	$13,484	$13,484

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $5.3 million and a valuation allowance of $144,000, resulting in an increase of specific allocations within the ALLL of $856,000 for the year ending December 31, 2017.

[2]

OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $8.4 million, which is made up of the outstanding balance of $17.4 million, net of a valuation allowance of $8.2 million and participations of $900,000, at December 31, 2017.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$-	$-
Other real estate owned, net[2]	-	-	11,916	11,916
Total	$-	$-	$11,916	$11,916

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount and a valuation allowance of $1.0, resulting in a decrease of specific allocations within the provision for loan and lease losses of $1.0 million for the year ending December 31, 2016.

[2]

OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $11.9 million, which is made up of the outstanding balance of $23.5 million, net of a valuation allowance of $14.1 million and participations of $1.7 million, at December 31, 2016.

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

Note 19: Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Investment security fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  During the years ended December 31, 2017 and 2016, the Company participated in redemptions and purchases with the FHLBC and, using these transactions values as the carrying value, FHLBC stock is carried at a Level 2 fair value.  Fair values of loans were estimated for portfolios of loans with similar financial characteristics, such as type and fixed or variable interest rate terms.  Cash flows were discounted using current rates at which similar loans would be made to borrowers with similar ratings and for similar maturities.  The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.  The fair value of mortgage banking derivatives is discussed above in Note 17.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,444	$37,444	$37,444	$-	$-
Interest bearing deposits with financial institutions	18,389	18,389	18,389	-	-
Securities available-for-sale	541,439	541,439	3,947	520,963	16,529
FHLBC and FRBC Stock	10,168	10,168	-	10,168	-
Loans held-for-sale	4,067	4,067	-	4,067	-
Loans, net	1,600,161	1,586,722	-	-	1,586,722
Accrued interest receivable	8,595	8,595	-	8,595	-

Financial liabilities:
Noninterest bearing deposits	$572,404	$572,404	$572,404	$-	$-
Interest bearing deposits	1,350,521	1,346,339	-	1,346,339	-
Securities sold under repurchase agreements	29,918	29,918	-	29,918	-
Other short-term borrowings	115,000	115,000	-	115,000	-
Junior subordinated debentures	57,639	59,471	33,267	26,204	-
Senior notes	44,058	46,743	-	46,743	-
Interest rate swap agreements	1,287	1,287	-	1,287	-
Borrowing interest payable	140	140	-	140	-
Deposit interest payable	631	631	-	631	-

	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$33,805	$33,805	$33,805	$-	$-
Interest bearing deposits with financial institutions	13,529	13,529	13,529	-	-
Securities available-for-sale	531,838	531,838	-	506,493	25,345
FHLBC and FRBC Stock	7,918	7,918	-	7,918	-
Loans held-for-sale	4,918	4,918	-	4,918	-
Loans, net	1,462,651	1,453,429	-	-	1,453,429
Accrued interest receivable	5,928	5,928	-	5,928	-

Financial liabilities:
Noninterest bearing deposits	$513,688	$513,688	$513,688	$-	$-
Interest bearing deposits	1,353,097	1,351,000	-	1,351,000	-
Securities sold under repurchase agreements	25,715	25,715	-	25,715	-
Other short-term borrowings	70,000	70,000	-	70,000	-
Junior subordinated debentures	57,591	55,163	32,404	22,759	-
Subordinated debenture	43,998	43,998	-	43,998	-
Interest rate swap agreements	994	994	-	994	-
Borrowing interest payable	202	202	-	202	-
Deposit interest payable	599	599	-	599	-

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

Interest Rate Swap Designated as a Cash Flow Hedge

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2017, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that the Company has trust preferred securities that will change from fixed rate to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

Summary information about the interest rate swap designated as a cash flow hedge is as follows:

	As of
	December 31, 2017	December 31, 2016
Notional amount	$25,774	$25,774
Unrealized loss	(1,287)	(994)

Interest Rate Swaps

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  Due to financial covenant violations relating to nonperforming loans, the Bank had $4.2 million in investment securities pledged to support interest rate swap activity with two correspondent financial institutions at December 31, 2017.  The Bank had $6.2 million in investment securities pledged to support interest rate swap activity with three correspondent financial institutions at December 31, 2016.

In connection with each transaction, the Bank agreed to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate.  At the same time, the Bank agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.  The transaction allows the client to convert a variable rate loan to a fixed rate loan and is part of the Company’s interest rate risk management strategy.  Because the Bank acts as an intermediary for the client, changes in the fair value of the underlying derivative contracts offset each other and do not generally affect the results of operations.  At December 31, 2017, the notional amount of non-hedging interest rate swaps was $153.4 million with a weighted average maturity of 6.6 years.  At December 31, 2016, the notional amount of non-hedging interest rate swaps was $85.8 million with a weighted average maturity of 7.3 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

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

The following table presents derivatives not designated as hedging instruments as of December 31, 2017, and periodic changes in the values of the interest rate swaps are reported in other noninterest income.  Periodic changes in the value of the forward contracts related to mortgage loan origination are reported in the net gain on sales of mortgage loans.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$153,433	Other Assets	$727	Other Liabilities	$727
Interest rate lock commitments and forward contracts	26,978	Other Assets	238	N/A	-
Total			$965		$727

The following table presents derivatives not designated as hedging instruments as of December 31, 2016.

		Asset Derivatives		Liability Derivatives
	Notional or
	Contractual	Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value
Interest rate swap contracts net of credit valuation	$85,807	Other Assets	$673	Other Liabilities	$673
Interest rate lock commitments and forward contracts	31,980	Other Assets	287	N/A	-
Total			$960		$673

Note 21: Preferred Stock

The Series B Stock preferred stock was issued as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program in 2009.  Concurrent with issuing the Series B Stock in 2009, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.  The Company recorded the warrant as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B Stock and the warrant as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

In 2014 and 2015, the Company completed redemption of all 73,000 shares of Series B Stock preferred stock issued in 2009.  As of December 31, 2017 and 2016, the only remaining component of the 2009 issuance is the warrant outstanding for 815,339 shares, valued at $4.8 million and carried within stockholders’ equity.  Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2017 and 2016.

Note 22: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2017	2016
Assets
Noninterest bearing deposit with bank subsidiary	$23,011	$26,925
Investment in subsidiaries	263,389	228,646
Other assets	17,139	23,304
Total assets	$303,539	$278,875

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$57,639	$57,591
Senior notes	44,058	43,998
Other liabilities	1,492	2,076
Stockholders’ equity	200,350	175,210
Total liabilities and stockholders' equity	$303,539	$278,875

Condensed Statements of Income for the years ended December 31 were as follows:

	2017	2016	2015
Operating Income
Cash dividends received from subsidiaries	$-	$-	$82,777
Other income	114	130	131
Total operating income	114	130	82,908
Operating Expenses
Junior subordinated debentures	4,002	4,334	4,287
Senior notes	2,689	112	-
Subordinated debt	-	949	814
Other interest expense	-	8	7
Other expenses	2,639	1,975	1,978
Total operating expense	9,330	7,378	7,086
Loss before income taxes and equity in undistributed net income of subsidiaries	(9,216)	(7,248)	75,822
Income tax benefit	(16)	(2,909)	(2,771)
Loss before equity in undistributed net income of subsidiaries	(9,200)	(4,339)	78,593
Equity in undistributed (over distributed) net income of subsidiaries	24,338	20,023	(63,208)
Net income	15,138	15,684	15,385
Preferred stock dividends and accretion of discount	-	-	1,873
Net income available to common stockholders	$15,138	$15,684	$13,512

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2017	2016	2015
Cash Flows from Operating Activities
Net Income	$15,138	$15,684	$15,385
Adjustments to reconcile net income to net cash from operating activities:
Equity in (undistributed) over distributed net income of subsidiaries	(24,338)	(20,023)	63,208
Provision for deferred tax expense (benefit)	6,397	(1,039)	(2,806)
Net deferred tax expense due to DTA revaluation	3,908	-	-
Change in taxes payable	(4,797)	330	(199)
Change in other assets	74	171	36
Stock-based compensation	1,181	657	613
Other, net	(15)	282	69
Net cash (used in) provided by operating activities	(2,452)	(3,938)	76,306

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Dividend paid on preferred stock	-	-	(2,417)
Dividend paid on common stock	(1,184)	(888)	-
Purchases of treasury stock	(236)	(254)	(117)
Proceeds from the issuance of common stock	-	-	-
Proceeds from the issuance of senior notes	-	43,994	-
Payment of senior note issuance costs	(42)	-	-
Repayment of subordinated debt	-	(45,000)	-
Repayment of note payable	-	(500)	-
Proceeds from exercise of stock option	-	11	-
Redemption of preferred stock	-	-	(47,331)
Net cash used in financing activities	(1,462)	(2,637)	(49,865)
Net change in cash and cash equivalents	(3,914)	(6,575)	26,441
Cash and cash equivalents at beginning of year	26,925	33,500	7,059
Cash and cash equivalents at end of year	$23,011	$26,925	$33,500

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the Plan.  For the years ended December 31, 2017, 2016 and 2015, a discretionary match equal to 100% of the first 3% of the participant’s compensation was contributed to participants of the Plan.   Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the Plan, including shares of the Company’s common stock. An additional component of the Plan arrangement allows for the Company to make annual discretionary contributions under a profit sharing portion based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2017, 2016 and 2015.

The total expense relating to the Plan was approximately $698,000,  $464,000 and $477,000 in 2017,  2016 and 2015, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of December 31, 2017, 2016 and 2015 were $1.7 million, $1.6 million and $1.9 million, respectively, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2017, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 9, 2018, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois

March 9, 2018

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2017, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2017 of Old Second Bancorp, Inc. and Subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 9, 2018, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois

March 9, 2018

Item 9B.  Other Information

None.

   PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be  filed with the SEC within 120 days after December 31, 2017, on form DEF 14A (the “Proxy Statement”), under the caption “Director Qualifications.”

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2017, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	474,000	$7.77	453,209
Equity compensation plans not approved by security holders	-	-	-
Total	474,000	$7.77	453,209

1 Reflects the outstanding awards under our 2014 Equity Incentive Plan and our 2008 Equity Incentive Plan, as well as the total remaining share reserve under our 2014 Equity Incentive Plan.

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

DATE: March 13, 2018

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 13, 2018
William B. Skoglund
President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 13, 2018
James L. Eccher
Executive Vice President and
/s/ Bradley S. Adams	Chief Financial Officer (principal financial and accounting officer)	March 13, 2018
Bradley S. Adams

/s/ Gary Collins	Executive Vice President and Vice Chairman of the Board, Director	March 13, 2018
Gary Collins

/s/ Edward Bonifas	Director	March 13, 2018
Edward Bonifas

/s/ Barry Finn	Director	March 13, 2018
Barry Finn

/s/ William Kane	Director	March 13, 2018
William Kane

/s/ John Ladowicz	Director	March 13, 2018
John Ladowicz

/s/ Duane Suits	Director	March 13, 2018
Duane Suits

/s/ James F. Tapscott	Director	March 13, 2018
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 13, 2018
Patti Temple Rocks

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 11, 2016
3.2	Amended and Restated Bylaws of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 11, 2016).
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
4.7

Indenture, dated as of December 15, 2016, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016).

4.8

First Supplemental Indenture, dated as of December 15, 2016, between the Company and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 15, 2016)

4.9	Form of 5.750% Fixed-to-Floating Rate Senior Notes Due 2026 (incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016)
10.1	Form of Indenture relating to trust preferred securities (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 20, 2003).
10.2

Indenture between Old Second Bancorp, Inc. as issuer, and Wells Fargo Bank, National Association, as Trustee, dated as of April 30, 2007 (incorporated by reference to Exhibit 99(b)(2) of the Company’s Amendment No. 1 to Schedule TO filed on May 2, 2007).

10.3*	Old Second Bancorp, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A filed on March 17, 2008).
10.4*

Employment Agreement, dated September 16, 2014, by and among Old Second Bancorp, Inc. and James L. Eccher (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2014).

10.5*

Old Second Bancorp, Inc. Amended and Restated Voluntary Deferred Compensation Plan for Executives and Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2005).

10.6*	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 24, 2005).

10.7

Letter Agreement, dated January 16, 2009, by and between Old Second Bancorp, Inc., and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms with respect to the issuance and sale of the Series B Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2009).

10.8*	2008 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.9*	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.10*	2008 Equity Incentive Plan Incentive Stock Option (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.11*	2008 Equity Incentive Plan Non-Qualified Stock Option (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.12*	Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A filed on April 21, 2014).
10.13*	First Amendment to the Old Second Bancorp, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A filed on April 12, 2016).
10.14*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins - (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.15*†

Compensation and Benefits Assurance Agreement dated as of October 29, 2016, between Old Second National Bank and Gary Collins (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.16*	2014 Equity Incentive Plan Restricted Stock Award Agreement (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 24, 2014).
10.17*	2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on June 24, 2014).
10.18*	Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed on September 12, 2006).
10.19*

Retirement Agreement and Release by and between Old Second Bancorp, Inc. and J. Douglas Cheatham, effective March 15, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed on March 17, 2017).

10.20*	Offer letter, dated April 3, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 7, 2017).
10.21*

Revised Compensation and Benefits Assurance Agreement, dated as of April 25, 2017, between the Company and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017)

10.22*	Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 7, 2017).
10.23*

First Amendment of Old Second Bancorp, Inc. Employment Agreement with James Eccher, dated as of September 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 1, 2017).

10.24*

Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 1, 2017).  Pursuant to Instruction 2 of Item 601, one form of Compensation and Benefits Assurance Agreement has been filed which has been executed by each of the following executive officers Keith Gottschalk and Donald Pilmer.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1	A list of all subsidiaries of the Company.
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for year ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Management contract or compensatory plan or arrangement.

†Exhibit 10.15 has been superseded and replaced by the Compensation and Benefits Assurance Agreement, dated as of April 25, 2017, and incorporated by reference as Exhibit 10.21.