Form 10-Q
period 2018-03-31
OLD SECOND BANCORP INC
filed 2018-05-08
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐        No ☒

As of May 4, 2018, the Registrant had 29,747,078 shares of common stock outstanding at $1.00 par value per share.

OLD SECOND BANCORP, INC.

Form 10-Q Quarterly Report

Cautionary Note Regarding Forward Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company, including the documents incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, but not limited to, statements regarding management’s belief that we are positioned for future growth, expectations regarding future plans, strategies and financial performance, regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “seeks,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control.  Actual events and results may differ significantly from those described in such forward-looking statements, due to numerous factors, including:

•

negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;

•	defaults and losses on our loan portfolio;
•

the anticipated benefits of the Company’s recent merger with Greater Chicago Financial Corp., including estimated cost savings and anticipated strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events;

•

the integration of Greater Chicago Financial Corp.’s business and operations into the Company, which will include conversion of Greater Chicago Financial Corp.’s operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Greater Chicago Financial Corp.’s or the Company’s existing businesses;

•

the Company’s ability to achieve anticipated results from the Greater Chicago Financial Corp. transaction is dependent on the state of the economic and financial markets going forward. Specifically, the Company may incur more credit losses than expected, cost savings may be less than expected and customer attrition may be greater than expected;

•	the financial success and viability of the borrowers of our commercial loans;
•	market conditions in the commercial and residential real estate markets in our market area;
•

changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	competitive pressures in the financial services business;
•	any negative perception of our reputation or financial strength;
•	ability to raise additional capital on acceptable terms when needed;
•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	losses incurred in connection with repurchases and indemnification payments related to mortgages;
•	the soundness of other financial institutions;
•	changes in accounting standards, rules and interpretations and the impact on our financial statements;
•	our ability to receive dividends from our subsidiaries;
•	a decrease in our regulatory capital ratios;
•	legislative or regulatory changes, particularly changes in regulation of financial services companies;
•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;
•	the impact of heightened capital requirements; and
•	each of the factors and risks under the heading “Risk Factors” in our 2017 Form 10-K and Form 10-Qs filed with the SEC.

Because the Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements and you should not rely on any forward-looking statements.  Additionally, all statements in this Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$29,478	$37,444
Interest bearing deposits with financial institutions	18,394	18,389
Cash and cash equivalents	47,872	55,833
Securities available-for-sale, at fair value	550,942	541,439
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	7,468	10,168
Loans held-for-sale	2,426	4,067
Loans	1,601,812	1,617,622
Less: allowance for loan and lease losses	18,188	17,461
Net loans	1,583,624	1,600,161
Premises and equipment, net	37,209	37,628
Other real estate owned	7,063	8,371
Mortgage servicing rights, net	7,541	6,944
Goodwill and core deposit intangible	8,901	8,922
Bank-owned life insurance ("BOLI")	60,808	61,764
Deferred tax assets, net	26,581	25,356
Other assets	26,050	22,776
Total assets	$2,366,485	$2,383,429

Liabilities
Deposits:
Noninterest bearing demand	$582,766	$572,404
Interest bearing:
Savings, NOW, and money market	998,008	967,750
Time	381,274	382,771
Total deposits	1,962,048	1,922,925
Securities sold under repurchase agreements	41,366	29,918
Other short-term borrowings	45,000	115,000
Junior subordinated debentures	57,650	57,639
Senior notes	44,083	44,058
Other liabilities	12,337	13,539
Total liabilities	2,162,484	2,183,079

Stockholders’ Equity
Common stock	34,717	34,626
Additional paid-in capital	117,379	117,742
Retained earnings	151,833	142,959
Accumulated other comprehensive (loss) income	(3,634)	1,479
Treasury stock	(96,294)	(96,456)
Total stockholders’ equity	204,001	200,350
Total liabilities and stockholders’ equity	$2,366,485	$2,383,429

	March 31, 2018	December 31, 2017
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,716,589	34,625,734
Shares outstanding	29,747,078	29,627,086
Treasury shares	4,969,511	4,998,648

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)
	Quarters Ended March 31,
	2018	2017
Interest and dividend income
Loans, including fees	$18,732	$16,609
Loans held-for-sale	24	24
Securities:
Taxable	2,170	2,963
Tax exempt	2,061	912
Dividends from FHLBC and FRBC stock	106	85
Interest bearing deposits with financial institutions	49	23
Total interest and dividend income	23,142	20,616
Interest expense
Savings, NOW, and money market deposits	344	223
Time deposits	1,175	979
Other short-term borrowings	408	108
Junior subordinated debentures	927	1,084
Senior notes	672	673
Total interest expense	3,526	3,067
Net interest and dividend income	19,616	17,549
Release of loan and lease losses	(722)	-
Net interest and dividend income after (release) provision for loan and lease losses	20,338	17,549
Noninterest income
Trust income	1,495	1,458
Service charges on deposits	1,592	1,618
Secondary mortgage fees	162	176
Mortgage servicing rights mark to market loss	305	(133)
Mortgage servicing income	452	435
Net gain on sales of mortgage loans	917	1,147
Securities gains (losses), net	35	(136)
Increase in cash surrender value of BOLI	248	359
Death benefit realized on bank-owned life insurance	1,026	-
Debit card interchange income	1,012	975
Losses on disposal and transfer of fixed assets, net	-	(2)
Other income	1,261	1,131
Total noninterest income	8,505	7,028
Noninterest expense
Salaries and employee benefits	10,207	10,573
Occupancy, furniture and equipment	1,558	1,566
Computer and data processing	1,344	1,090
FDIC insurance	156	148
General bank insurance	251	270
Amortization of core deposit intangible	21	25
Advertising expense	341	386
Debit card interchange expense	281	349
Legal fees	159	104
Other real estate expense, net	173	709
Other expense	2,863	2,834
Total noninterest expense	17,354	18,054
Income before income taxes	11,489	6,523
Provision for income taxes	2,000	2,096
Net income available to common stockholders	$9,489	$4,427

Basic earnings per share	$0.32	$0.15
Diluted earnings per share	0.31	0.15

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)
	Quarters Ended March 31,
	2018	2017
Net Income	$9,489	$4,427

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(8,808)	4,231
Related tax benefit (expense)	2,484	(1,675)
Holding (losses) gains after tax on available-for-sale securities	(6,324)	2,556

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	35	(136)
Income tax (expense) benefit on net realized gains (losses)	(10)	54
Net realized gains (losses) after tax	25	(82)
Other comprehensive (loss) income on available-for-sale securities	(6,349)	2,638

Changes in fair value of derivatives used for cash flow hedges	1,279	149
Related tax expense	(362)	(61)
Other comprehensive income on cash flow hedges	917	88

Total other comprehensive (loss) income	(5,432)	2,726
Total comprehensive income	$4,057	$7,153

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$9,489	$4,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of leasehold improvements	537	593
Change in fair value of mortgage servicing rights	(305)	133
Release for loan and lease losses	(722)	-
Provision for deferred tax expense	907	2,036
Originations of loans held-for-sale	(31,096)	(30,401)
Proceeds from sales of loans held-for-sale	33,305	32,313
Net gains on sales of mortgage loans	(917)	(1,147)
Net premium amortization/discount (accretion) of purchase accounting adjustment on loans	51	(345)
Change in current income taxes receivable	1,093	60
Increase in cash surrender value of BOLI	(248)	(359)
Change in accrued interest receivable and other assets	(4,081)	(2,407)
Change in accrued interest payable and other liabilities	(152)	718
Net premium amortization/discount (accretion) on securities	706	275
Securities (gains) losses, net	(35)	136
Amortization of core deposit	21	25
Amortization of junior subordinated debentures issuance costs	11	12
Amortization of senior notes issuance costs	25	26
Stock based compensation	395	321
Net gains on sale of other real estate owned	(80)	(74)
Provision for other real estate owned valuation losses	112	318
Net losses on disposal and transfer of fixed assets	-	2
Net cash provided by operating activities	9,016	6,662
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	2,391	15,005
Proceeds from sales of securities available-for-sale	2,522	64,388
Purchases of securities available-for-sale	(23,930)	(154,653)
Net disbursements/proceeds from sales (purchases) of FHLBC stock	2,700	(675)
Net change in loans	17,208	(12,700)
Proceeds from claims on BOLI, net of premiums paid	1,204	-
Improvements in other real estate owned	(59)	-
Proceeds from sales of other real estate owned, net of participation purchase	1,335	1,607
Net purchases of premises and equipment	(118)	(212)
Net cash provided by (used in) investing activities	3,253	(87,240)
Cash flows from financing activities
Net change in deposits	39,123	70,369
Net change in securities sold under repurchase agreements	11,448	9,016
Net change in other short-term borrowings	(70,000)	15,000
Payment of senior note issuance costs	-	(42)
Dividends paid on common stock	(296)	(296)
Purchase of treasury stock	(505)	(124)
Net cash (used in) provided by financing activities	(20,230)	93,923
Net change in cash and cash equivalents	(7,961)	13,345
Cash and cash equivalents at beginning of period	55,833	47,334
Cash and cash equivalents at end of period	$47,872	$60,679

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Three Months Ended March 31,
Supplemental cash flow information	2018	2017
Interest paid for deposits	$1,518	$1,247
Interest paid for borrowings	1,321	1,164
Non-cash transfer of loans to other real estate owned	-	3,416

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			4,427			4,427
Other comprehensive income, net of tax				2,726		2,726
Dividends declared and paid			(296)			(296)
Vesting of restricted stock	36	(36)				-
Stock based compensation		321				321
Purchase of treasury stock					(124)	(124)
Balance, March 31, 2017	$34,570	$116,938	$133,136	$(6,036)	$(96,344)	$182,264

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			9,489			9,489
Other comprehensive loss, net of tax				(5,432)		(5,432)
Dividends declared and paid			(296)			(296)
Vesting of restricted stock	91	(758)			667	-
Reclassification of stranded tax effects			(319)	319		-
Stock based compensation		395				395
Purchase of treasury stock					(505)	(505)
Balance, March 31, 2018	$34,717	$117,379	$151,833	$(3,634)	$(96,294)	$204,001

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2017.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date.”  This accounting standard update deferred the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 was effective for annual reporting periods beginning after December 15, 2017.  The amendments could be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application was not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.

The Company performed an analysis of the impact of adoption of this ASU, reviewing revenue recorded from service charges on deposit accounts, asset management fees, gains (losses) on other real estate owned, and debit card interchange fees.  Certain revenue received, such as service charges on deposit accounts and interchange fees, is recorded immediately or as the service is performed.  Asset management fees recorded by the Company take the form of wealth management income and brokerage income, and both types of fees are recorded after services are rendered, with no contractual requirement of refund to a customer based on non-achievement of fund performance objectives.  Finally, the methodology used to record revenue from gains (losses) due to the sale of other real estate owned is not anticipated to change, as the Company currently records income or expense only upon consummation of the sale, and any revenue recorded stemming from seller financed transactions is reviewed for deferral, as appropriate.  The Company adopted ASU 2014-09 and related issuances on January 1, 2018, with no cumulative effect adjustment to opening retained earnings required upon implementation of this standard.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The objective of the issuance is to provide users of financial statements with more decision–useful information, by making targeted improvements to GAAP.  These targeted improvements included revisions to the methodology of accounting for equity investments, eliminating certain disclosures on fair value assumptions for financial instruments measured at amortized cost, and requiring public business entities to use the exit price notion, as defined in ASC 820, for

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

the measurement of the fair value of financial instruments.  This standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this standard as of January 1, 2018.  Adoption of this standard resulted in the Company’s use of an exit price rather than an entrance price to determine the fair value of loans and deposits not already measured at fair value on a non-recurring basis in the consolidated balance sheet disclosures; see Note 14–Fair Value of Financial Instruments  for further information regarding the valuation processes.

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

In March 2017, the FASB issued ASU No. 2017-08 “Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).”  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium is required to be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company adopted ASU 2017-08 as a change in accounting principle in the third quarter of 2017 on a modified retrospective basis, which required the Company to reflect its adoption effective January 1, 2017.  The effect of amortizing the premium over a shorter period will continue to decrease future quarterly net interest income over the call period until the premium is fully amortized.  As a result of management’s analysis, the impact of the change in accounting principle as a result of ASU 2017-08 to adjust beginning of year retained earnings was considered insignificant and, accordingly, the impact was adjusted through 2017 earnings.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The Company adopted ASU 2017-12 on January 1, 2018, on a modified retrospective basis.  FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.  As the Company does not currently have any derivative financial instruments subject to master netting agreements, there was no impact to the balance sheet.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU was issued in response to the enactment of tax bill H.R.1 “Tax Cuts and Jobs Act”, which resulted in “stranding” the tax effects of items within accumulated other comprehensive income related to the adjustment of deferred taxes due to the reduction of the federal corporate income tax rate.  The amendments proposed allow the reclassification of these stranded tax effects to retained earnings, and were effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate tax rate is recognized.  The Company adopted ASU 2018-02 as of January 1, 2018, and a reclassification of $319,000, net, was recorded, which increased accumulated other comprehensive income and reduced retained earnings with the change in accounting principle.

Subsequent Events

On April 17, 2018, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on May 7, 2018, to stockholders of record as of April 27, 2018; dividends of $297,000 were paid to stockholders on May 7, 2018.

On April 20, 2018, the Company acquired Greater Chicago Financial Corp. (“GCFC”), and its wholly owned subsidiary, ABC Bank.  See the information disclosed in Note 2, “Acquisitions”, for further details.

Note 2 – Acquisitions

On April 20, 2018, the Company acquired GCFC, and its wholly owned subsidiary, ABC Bank, which operates four branches in the Chicago metro area.  GCFC reported total assets of $333.7 million as of March 31, 2018, which includes $233.1 million of net loans, and total liabilities of $300.0 million, comprised primarily of deposits totaling $250.5 million.  In addition to the acquisition price of $41.1 million, the Company also retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million.  The purchase and the debentures’ retirement were funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction. Acquisition related costs incurred by the Company during the first quarter of 2018 totaled $246,000.  In the second quarter of 2018, the Company will perform the appropriate purchase accounting valuation analysis, and record the commensurate fair market value adjustments as needed.

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $2.7 million at March 31, 2018, and $5.4 million at December 31, 2017 FRBC stock was recorded at $4.8 million at March 31, 2018, and December 31, 2017.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table summarizes the amortized cost and fair value of the securities portfolio at March 31, 2018, and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,003	$-	$(108)	$3,895
U.S. government agencies	12,788	-	(58)	12,730
U.S. government agencies mortgage-backed	14,331	-	(487)	13,844
States and political subdivisions	287,825	2,046	(4,331)	285,540
Corporate bonds	685	23	(5)	703
Collateralized mortgage obligations	65,561	71	(1,888)	63,744
Asset-backed securities	111,493	1,264	(1,887)	110,870
Collateralized loan obligations	59,305	334	(23)	59,616
Total securities available-for-sale	$555,991	$3,738	$(8,787)	$550,942

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,002	$-	$(55)	$3,947
U.S. government agencies	13,062	8	(9)	13,061
U.S. government agencies mortgage-backed	12,372	7	(165)	12,214
States and political subdivisions	272,240	7,116	(1,264)	278,092
Corporate bonds	823	21	(11)	833
Collateralized mortgage obligations	66,892	202	(1,155)	65,939
Asset-backed securities	113,983	862	(1,913)	112,932
Collateralized loan obligations	54,271	251	(101)	54,421
Total securities available-for-sale	$537,645	$8,467	$(4,673)	$541,439

The fair value, amortized cost and weighted average yield of debt securities at March 31, 2018, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$18,800	1.90%	$18,645
Due after one year through five years	4,207	1.96	4,095
Due after five years through ten years	5,919	3.34	6,017
Due after ten years	276,375	2.96	274,111
	305,301	2.89	302,868
Mortgage-backed and collateralized mortgage obligations	79,892	2.98	77,588
Asset-backed securities	111,493	2.93	110,870
Collateralized loan obligations	59,305	4.64	59,616
Total securities available-for-sale	$555,991	3.10%	$550,942

At March 31, 2018, the Company’s investments include $93.9 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education “DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the U.S. Department of Education guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $11.5 million, or 11.80%, of outstanding principal.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company has invested in securities issued from three originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	March 31, 2018
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,651	$26,687
Towd Point Mortgage Trust	29,174	28,659
Student Loan Marketing Association	25,737	26,213

Securities with unrealized losses at March 31, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
March 31, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$108	$3,895	-	$-	$-	1	$108	$3,895
U.S. government agencies	4	58	12,730	-	-	-	4	58	12,730
U.S. government agencies mortgage-backed	7	254	9,130	5	233	4,714	12	487	13,844
States and political subdivisions	42	3,068	140,012	2	1,263	3,742	44	4,331	143,754
Corporate bonds	-	-	-	1	5	200	1	5	200
Collateralized mortgage obligations	4	110	21,191	8	1,778	38,589	12	1,888	59,780
Asset-backed securities	1	46	1,603	6	1,841	56,385	7	1,887	57,988
Collateralized loan obligations	2	23	12,991	-	-	-	2	23	12,991
Total securities available-for-sale	61	$3,667	$201,552	22	$5,120	$103,630	83	$8,787	$305,182

	Less than 12 months			12 months or more
December 31, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$55	$3,947	-	$-	$-	1	$55	$3,947
U.S. government agencies	2	9	6,550	-	-	-	2	9	6,550
U.S. government agencies mortgage-backed	4	24	5,501	5	141	4,843	9	165	10,344
States and political subdivisions	13	1,237	45,985	1	27	1,512	14	1,264	47,497
Corporate bonds	-	-	-	1	11	332	1	11	332
Collateralized mortgage obligations	3	31	11,534	8	1,124	40,219	11	1,155	51,753
Asset-backed securities	-	-	-	7	1,913	61,745	7	1,913	61,745
Collateralized loan obligations	3	101	29,313	-	-	-	3	101	29,313
Total securities available-for-sale	26	$1,457	$102,830	22	$3,216	$108,651	48	$4,673	$211,481

Recognition of other-than-temporary impairment was not necessary as of March 31, 2018.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the quarters ended March 31, 2018 and 2017.

	March 31,
Securities available-for-sale	2018	2017
Proceeds from sales of securities	$2,522	$64,388
Gross realized gains on securities	35	366
Gross realized losses on securities	-	(502)
Securities realized gains (losses), net	$35	$(136)
Income tax expense (benefit) on net realized gains (losses)	10	(54)

The majority of the net realized losses in the prior year were incurred as the portfolio was repositioned during 2017 to invest in higher yielding tax exempt municipal securities.

Securities valued at $286.3 million as of March 31, 2018, a decrease from $301.0 million at year-end 2017, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans

Major classifications of loans were as follows:

	March 31, 2018	December 31, 2017
Commercial	$281,134	$272,851
Leases	66,344	68,325
Real estate - commercial	713,422	750,991
Real estate - construction	91,479	85,162
Real estate - residential	438,610	426,230
Consumer	2,120	2,774
Other[1]	7,725	10,609
	1,600,834	1,616,942
Net deferred loan costs	978	680
Total loans	$1,601,812	$1,617,622

1 The “Other” class includes overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 77.6% and 78.0% of the portfolio at March 31, 2018, and December 31, 2017, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
March 31, 2018	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$332	$-	$-	$332	$280,802	$-	$281,134	$-
Leases	152	-	-	152	66,192	-	66,344	-
Real estate - commercial
Owner occupied general purpose	63	-	-	63	141,540	683	142,286	-
Owner occupied special purpose	744	-	-	744	165,104	440	166,288	-
Non-owner occupied general purpose	330	111	-	441	253,748	42	254,231	-
Non-owner occupied special purpose	-	-	-	-	88,642	3,575	92,217	-
Retail properties	-	-	-	-	42,577	-	42,577	-
Farm	-	-	-	-	15,823	-	15,823	-
Real estate - construction
Homebuilder	-	-	-	-	2,503	-	2,503	-
Land	-	-	-	-	2,479	-	2,479	-
Commercial speculative	-	-	-	-	35,432	-	35,432	-
All other	190	-	-	190	50,678	197	51,065	-
Real estate - residential
Investor	92	-	-	92	56,163	361	56,616	-
Multifamily	338	-	-	338	125,086	-	125,424	-
Owner occupied	258	69	-	327	123,779	4,625	128,731	-
Revolving and junior liens	321	-	401	722	125,998	1,119	127,839	409
Consumer	1	-	-	1	2,102	17	2,120	-
Other[1]	-	-	-	-	8,703	-	8,703	-
Total	$2,821	$180	$401	$3,402	$1,587,351	$11,059	$1,601,812	$409

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators by class of loans were as follows:

March 31, 2018		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$278,276	$2,858	$-	$-	$281,134
Leases	65,734	-	610	-	66,344
Real estate - commercial
Owner occupied general purpose	138,424	1,821	2,041	-	142,286
Owner occupied special purpose	164,707	1,141	440	-	166,288
Non-owner occupied general purpose	253,551	638	42	-	254,231
Non-owner occupied special purpose	88,642	-	3,575	-	92,217
Retail Properties	41,373	1,204	-	-	42,577
Farm	12,134	1,250	2,439	-	15,823
Real estate - construction
Homebuilder	2,503	-	-	-	2,503
Land	2,479	-	-	-	2,479
Commercial speculative	35,432	-	-	-	35,432
All other	49,018	1,676	371	-	51,065
Real estate - residential
Investor	56,180	-	436	-	56,616
Multifamily	125,424	-	-	-	125,424
Owner occupied	122,696	559	5,476	-	128,731
Revolving and junior liens	125,801	-	2,038	-	127,839
Consumer	2,102	-	18	-	2,120
Other	8,703	-	-	-	8,703
Total	$1,573,179	$11,147	$17,486	$-	$1,601,812

December 31, 2017		Special
	Pass	Mention	Substandard [1]	Doubtful	Total
Commercial	$270,889	$1,962	$-	$-	$272,851
Leases	67,500	-	825	-	68,325
Real estate - commercial
Owner occupied general purpose	142,843	1,927	1,088	-	145,858
Owner occupied special purpose	169,621	1,152	341	-	171,114
Non-owner occupied general purpose	271,731	2,065	1,163	-	274,959
Non-owner occupied special purpose	89,582	-	3,589	-	93,171
Retail Properties	48,321	1,217	1,081	-	50,619
Farm	11,755	1,029	2,486	-	15,270
Real estate - construction
Homebuilder	2,350	-	-	-	2,350
Land	2,443	-	-	-	2,443
Commercial speculative	32,028	-	-	-	32,028
All other	46,913	1,052	376	-	48,341
Real estate - residential
Investor	55,172	-	448	-	55,620
Multifamily	125,049	-	4,723	-	129,772
Owner occupied	122,759	561	5,266	-	128,586
Revolving and junior liens	110,353	-	1,899	-	112,252
Consumer	2,754	-	20	-	2,774
Other	11,289	-	-	-	11,289
Total	$1,583,352	$10,965	$23,305	$-	$1,617,622

1 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $1.8 million and $1.3 million in residential real estate loans in the process of foreclosure as of March 31, 2018, and December 31, 2017, respectively.  The Company also had $257,000 and $900,000 in residential real estate included in OREO as of March 31, 2018, and December 31, 2017, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Impaired loans, which include nonaccrual loans and accruing troubled debt restructurings, by class of loans for the March 31, 2018 periods listed were as follows:

				Three Months Ended
	As of March 31, 2018			March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-
Leases	-	-	-	89	-
Commercial real estate
Owner occupied general purpose	378	421	-	417	-
Owner occupied special purpose	440	552	-	391	-
Non-owner occupied general purpose	42	56	-	602	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	541	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	197	227	-	199	-
Residential
Investor	361	531	-	366	-
Multifamily	-	-	-	2,362	-
Owner occupied	5,148	6,650	-	5,178	9
Revolving and junior liens	1,125	1,329	-	1,125	-
Consumer	17	18	-	12	-
Total impaired loans with no recorded allowance	7,708	9,784	-	11,282	9

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	305	305	26	152	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	-	-
Non-owner occupied special purpose	3,575	3,575	477	1,788	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	823	823	10	826	11
Multifamily	-	-	-	-	-
Owner occupied	3,676	3,676	46	3,559	37
Revolving and junior liens	1,143	1,143	29	1,064	11
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	9,522	9,522	588	7,389	59
Total impaired loans	$17,230	$19,306	$588	$18,671	$68

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Impaired loans by class of loans as of December 31, 2017, and for the three months ended March 31, 2017, were as follows:

				Three Months Ended
	As of December 31, 2017			March 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$132	$-
Leases	178	213	-	425	-
Commercial real estate
Owner occupied general purpose	455	495	-	1,270	-
Owner occupied special purpose	342	498	-	380	-
Non-owner occupied general purpose	1,163	1,538	-	1,445	1
Non-owner occupied special purpose	-	-	-	506	-
Retail properties	1,081	1,177	-	1,170	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	72	-
All other	201	229	-	206	-
Residential
Investor	372	676	-	1,744	12
Multifamily	4,723	4,965	-	-	-
Owner occupied	5,208	6,680	-	9,202	39
Revolving and junior liens	1,125	1,313	-	2,447	9
Consumer	7	8	-	106	-
Total impaired loans with no recorded allowance	14,855	17,792	-	19,105	61

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	123	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	829	829	10	-	-
Multifamily	-	-	-	-	-
Owner occupied	3,443	3,443	43	803	-
Revolving and junior liens	985	985	91	-	-
Consumer	-	-	-	-	-
Total impaired loans with a recorded allowance	5,257	5,257	144	926	-
Total impaired loans	$20,112	$23,049	$144	$20,031	$61

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

participates in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

The specific allocation of the allowance for loan and lease losses for TDRs is determined by calculating the present value of the TDR cash flows by discounting the original payment less an assumption for probability of default at the original note’s issue rate, and adding this amount to the present value of collateral less selling costs.  If the resulting amount is less than the recorded book value, the Bank either establishes a valuation allowance (i.e., specific reserve) as a component of the allowance for loan and lease losses or charges off the impaired balance if it determines that such amount is a confirmed loss.  This method is used consistently for all segments of the portfolio.  The allowance for loan and lease losses also includes an allowance based on a loss migration analysis for each loan category on loans and leases that are not individually evaluated for specific impairment.  All loans charged-off, including TDRs charged-off, are factored into this calculation by portfolio segment.

TDRs that were modified during the period are as follows:

	TDR Modifications
	Three Months Ended March 31, 2018
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - residential
Investor
Deferral[1]	1	$165	$74
Revolving and junior liens
Rate[2]	1	24	24
Other[3]	4	218	217
Total	6	$407	$315

	TDR Modifications
	Three Months Ended March 31, 2017
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Revolving and junior liens
HAMP[4]	1	$56	$56
Other[3]	3	188	187
Total	4	$244	$243

1  Deferral: Refers to the deferral of principal.

2  Rate:  Refers to interest rate reduction.

3 Other: Change of terms from bankruptcy court.

4 HAMP: Home Affordable Modification Program.

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the March 31, 2018 and March 31, 2017, for loans that were restructured within the 12 month period prior to default.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 5 – Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for three months ended March 31, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	Consumer	Other	Total
Three months ended March 31, 2018
Beginning balance	$2,453	$692	$9,522	$923	$3,207	$122	$542	$17,461
Charge-offs	16	5	(96)	(16)	(33)	91	8	(25)
Recoveries	17	-	367	3	958	74	5	1,424
Provision (Release)	150	(70)	(420)	201	(850)	(39)	306	(722)
Ending balance	$2,604	$617	$9,565	$1,143	$3,348	$66	$845	$18,188

Ending balance: Individually evaluated for impairment	$-	$-	$503	$-	$85	$-	$-	$588
Ending balance: Collectively evaluated for impairment	$2,604	$617	$9,062	$1,143	$3,263	$66	$845	$17,600

Loans:
Ending balance	$281,134	$66,344	$713,422	$91,479	$438,610	$2,120	$8,703	$1,601,812
Ending balance: Individually evaluated for impairment	$-	$-	$4,740	$197	$12,276	$17	$-	$17,230
Ending balance: Collectively evaluated for impairment	$281,134	$66,344	$708,682	$91,282	$426,334	$2,103	$8,703	$1,584,582

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for three months ended March 31, 2017, were as follows:

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

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended
	March 31,
Other real estate owned	2018	2017
Balance at beginning of period	$8,371	$11,916
Property additions	-	3,416
Property improvements	59	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,255	1,533
Period valuation adjustments	112	318
Balance at end of period	$7,063	$13,481

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$8,208	$9,982
Provision for unrealized losses	112	318
Reductions taken on sales	(221)	(641)
Other adjustments	-	-
Balance at end of period	$8,099	$9,659

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended
	March 31,
	2018	2017
Gain on sales, net	$(80)	$(74)
Provision for unrealized losses	112	318
Operating expenses	156	523
Less:
Lease revenue	15	58
Net OREO expense	$173	$709

Note 7 – Deposits

Major classifications of deposits were as follows:

	March 31, 2018	December 31, 2017
Noninterest bearing demand	$582,766	$572,404
Savings	274,029	262,220
NOW accounts	442,119	429,448
Money market accounts	281,860	276,082
Certificates of deposit of less than $100,000	216,843	216,493
Certificates of deposit of $100,000 through $250,000	123,132	122,489
Certificates of deposit of more than $250,000	41,299	43,789
Total deposits	$1,962,048	$1,922,925

Note 8 – Borrowings

The following table is a summary of borrowings as of March 31, 2018, and December 31, 2017.  Junior subordinated debentures are discussed in detail in Note 9:

	March 31, 2018	December 31, 2017
Securities sold under repurchase agreements	$41,366	$29,918
FHLBC advances[1]	45,000	115,000
Junior subordinated debentures	57,650	57,639
Senior notes	44,083	44,058
Total borrowings	$188,099	$246,615

1 Included in other short-term borrowings on the balance sheet.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $41.4 million at March 31, 2018, and $29.9 million at December 31, 2017.  The fair value of the pledged

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

collateral was $49.3 million at March 31, 2018 and $40.0 million at December 31, 2017.  At March 31, 2018, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of March 31, 2018, the Bank had $45.0 million in advances outstanding under the FHLBC as compared to $115.0 million outstanding as of December 31, 2017.  As of March 31, 2018, FHLBC stock held was valued at $2.7 million, and any potential FHLBC advances were collateralized by securities with a fair value of $80.1 million and loans with a principal balance of $290.4 million, which carried a FHLBC calculated combined collateral value of $292.5 million.  The Company had excess collateral of $208.3 million available to secure borrowings at March 31, 2018.

The Company also has $44.1 million of senior notes outstanding, net of deferred issuance costs, as of March 31, 2018 and December 31, 2017.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of March 31, 2018 and December 31, 2017, unamortized debt issuance costs related to the senior notes were $917,000 and $942,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter. The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.41% as of March 31, 2018, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of March 31, 2018, and December 31, 2017, unamortized debt issuance costs related to the junior subordinated debentures were $727,000 and $739,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of March 31, 2018, 309,791 shares remained available for issuance under the 2014 Plan.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were no stock options granted or exercised in the first quarter of 2018 and 2017.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the three months ended March 31, 2018, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Beginning outstanding	9,000	$7.49	-	-
Canceled	-	-	-	-
Expired	-	-	-	-
Ending outstanding	9,000	$7.49	0.9	$58

Exercisable at end of period	9,000	$7.49	0.9	$58

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

There were 114,281 restricted awards issued under the 2014 Plan during the three months ended March 31, 2018.  There were 170,000 restricted awards issued during the three months ended March 31, 2017.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $401,000 and $485,000 in the first three months of 2018 and 2017, respectively.

A summary of changes in the Company’s unvested restricted awards for the three months ended March 31, 2018, is as follows:

	March 31, 2018
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	465,000	$7.79
Granted	114,281	13.77
Vested	(155,500)	5.14
Forfeited	-	-
Unvested at March 31	423,781	$10.38

Total unrecognized compensation cost of restricted awards was $2.8 million as of March 31, 2018, which is expected to be recognized over a weighted-average period of 2.25 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of March 31 (in thousands except for share and per share data):

	Quarters Ended March 31,
	2018	2017
Basic earnings per share:
Weighted-average common shares outstanding	29,659,454	29,560,521
Net income	$9,489	$4,427
Basic earnings per share	$0.32	$0.15
Diluted earnings per share:
Weighted-average common shares outstanding	29,659,454	29,560,521
Dilutive effect of unvested restricted awards[1]	472,936	378,112
Dilutive effect of stock options and warrants	36,358	2,317
Diluted average common shares outstanding	30,168,748	29,940,950
Net Income	$9,489	$4,427
Diluted earnings per share	$0.31	$0.15

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	-	900,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation also includes a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of March 31, 2018, as it is considered dilutive.  The same warrant was not included as of March 31, 2017, because the warrant was anti-dilutive.  The ten-year warrant was issued in 2009, and was sold at auction by the U.S. Treasury in June 2013 to a third party investor.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At March 31, 2018, the Bank exceeded those thresholds.

At March 31, 2018, the Bank’s Tier 1 capital leverage ratio was 11.19%, an increase of 40 basis points from December 31, 2017, and is well above the 8.00% objective.  The Bank’s total capital ratio was 14.51%, an increase of 73 basis points from December 31, 2017, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of March 31, 2018, and December 31, 2017.

In July 2013, the U.S. federal banking authorities issued final rules (the “Basel III Rules”) establishing more stringent regulatory capital requirements for U.S. banking institutions, which went into effect on January 1, 2015.  A detailed discussion of the Basel III Rules is included in Part I, Item 1 of the Company’s Form 10-K for the year ended December 31, 2017, under the heading “Supervision and Regulation.”

At March 31, 2018, and December 31, 2017, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$189,150	9.82%	$122,793	6.375%	N/A	N/A
Old Second Bank	260,159	13.56	122,309	6.375	$124,707	6.50%
Total capital to risk weighted assets
Consolidated	261,536	13.58	190,182	9.875	N/A	N/A
Old Second Bank	278,342	14.51	189,430	9.875	191,828	10.00
Tier 1 capital to risk weighted assets
Consolidated	243,353	12.63	151,734	7.875	N/A	N/A
Old Second Bank	260,159	13.56	151,088	7.875	153,486	8.00
Tier 1 capital to average assets
Consolidated	243,353	10.44	93,239	4.00	N/A	N/A
Old Second Bank	260,159	11.19	92,997	4.00	116,246	5.00

December 31, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$179,853	9.25%	$111,801	5.750%	N/A	N/A
Old Second Bank	249,417	12.88	111,347	5.750	$125,870	6.50%
Total capital to risk weighted assets
Consolidated	251,383	12.93	179,837	9.250	N/A	N/A
Old Second Bank	266,873	13.78	179,142	9.250	193,667	10.00
Tier 1 capital to risk weighted assets
Consolidated	233,927	12.03	140,978	7.250	N/A	N/A
Old Second Bank	249,417	12.88	140,394	7.250	154,917	8.00
Tier 1 capital to average assets
Consolidated	233,927	10.08	92,828	4.00	N/A	N/A
Old Second Bank	249,417	10.79	92,462	4.00	115,578	5.00

1  As of March 31, 2018, amounts are shown inclusive of a capital conservation buffer of 1.875%; as compared to December 31, 2017, of 1.25%.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

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

•

The fair value of impaired loans with specific allocations of the allowance for loan and lease losses is essentially based on recent real estate appraisals or the fair value of the collateralized asset.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are made in the appraisal process by the appraisers to reflect differences between the available comparable sales and income data.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at March 31, 2018, and December 31, 2017, respectively, measured by the Company at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,895	$-	$-	$3,895
U.S. government agencies	-	12,730	-	12,730
U.S. government agencies mortgage-backed	-	13,844	-	13,844
States and political subdivisions	-	259,013	26,527	285,540
Corporate bonds	-	703	-	703
Collateralized mortgage obligations	-	61,648	2,096	63,744
Asset-backed securities	-	110,870	-	110,870
Collateralized loan obligations	-	59,616	-	59,616
Loans held-for-sale	-	2,426	-	2,426
Mortgage servicing rights	-	-	7,541	7,541
Interest rate swap agreements	-	2,017	-	2,017
Mortgage banking derivatives	-	229	-	229
Total	$3,895	$523,096	$36,164	$563,155

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$2,025	$-	$2,025
Total	$-	$2,025	$-	$2,025

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,947	$-	$-	$3,947
U.S. government agencies	-	13,061	-	13,061
U.S. government agencies mortgage-backed	-	12,214	-	12,214
States and political subdivisions	-	263,831	14,261	278,092
Corporate bonds	-	833	-	833
Collateralized mortgage obligations	-	63,671	2,268	65,939
Asset-backed securities	-	112,932	-	112,932
Collateralized loan obligations	-	54,421	-	54,421
Loans held-for-sale	-	4,067	-	4,067
Mortgage servicing rights	-	-	6,944	6,944
Interest rate swap agreements	-	727	-	727
Mortgage banking derivatives	-	238	-	238
Total	$3,947	$525,995	$23,473	$553,415

Liabilities:
Interest rate swap agreements, including risk participation agreements	$-	$2,014	$-	$2,014
Total	$-	$2,014	$-	$2,014

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Total gains or losses
Included in earnings (or changes in net assets)	13	-	417
Included in other comprehensive income	28	(699)	-
Purchases, issuances, sales, and settlements
Purchases	-	13,085	-
Issuances	-	-	291
Settlements	(213)	(120)	(111)
Ending balance March 31, 2018	$2,096	$26,527	$7,541

	Three Months Ended March 31, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Total gains or losses
Included in earnings (or changes in net assets)	13	-	(33)
Included in other comprehensive income	16	(8)	-
Purchases, issuances, sales, and settlements
Purchases	-	9,561	-
Issuances	-	-	252
Settlements	(304)	(114)	(100)
Ending balance March 31, 2017	$2,844	$31,665	$6,608

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of March 31, 2018:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,541	Discounted Cash Flow	Discount Rate	10.0 - 106.3%	10.2%
			Prepayment Speed	7.0 - 68.4%	8.5%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2017:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,944	Discounted Cash Flow	Discount Rate	10.0 - 34.3%	10.2%
			Prepayment Speed	7.0 - 68.4%	9.6%

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

In addition to the above, Level 3 fair value measurement included $26.6 million for state and political subdivisions representing various local municipality securities and $2.1 million of collateralized mortgage obligations at March 31, 2018.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at December 31, 2017, was $14.3 million and collateralized mortgage obligation balance in Level 3 was $2.3 million at December 31, 2017.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at March 31, 2018, and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$8,934	$8,934
Other real estate owned, net[2]	-	-	7,063	7,063
Total	$-	$-	$15,997	$15,997

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $9.5 million and a valuation allowance of $588,000 resulting in a increase of specific allocations within the allowance for loan and lease losses of $444,000 for the three months ended March 31, 2018.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $7.1 million, which is made up of the outstanding balance of $16.1 million, net of a valuation allowance of $8.1 million and participations of $937,000 at March 31, 2018.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$5,113	$5,113
Other real estate owned, net[2]	-	-	8,371	8,371
Total	$-	$-	$13,484	$13,484

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $5.3 million and a valuation allowance of $144,000, resulting in an increase of specific allocations within the allowance for loan and lease losses of $856,000 for the year December 31, 2017.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $8.4 million, which is made up of the outstanding balance of $17.5 million, net of a valuation allowance of $8.2 million and participations of $937,000, at December 31, 2017.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For March 31, 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  This is not comparable with the fair value disclosures for December 31, 2017, which were estimated using an entrance price basis.  For December 31, 2017, fair values of variable rate loans and leases with no significant change in credit risk were based on carrying values.  The fair values of other loans and leases were estimated using discounted cash flow analyses which used interest rates being offered for loans and leases with similar terms to borrowers of similar credit quality. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,478	$29,478	$29,478	$-	$-
Interest bearing deposits with financial institutions	18,394	18,394	18,394	-	-
Securities available-for-sale	550,942	550,942	3,895	518,424	28,623
FHLBC and FRBC Stock	7,468	7,468	-	7,468	-
Loans held-for-sale	2,426	2,426	-	2,426	-
Loans, net	1,583,624	1,556,714	-	-	1,556,714
Accrued interest receivable	9,114	9,114	-	9,114	-

Financial liabilities:
Noninterest bearing deposits	$582,766	$582,766	$582,766	$-	$-
Interest bearing deposits	1,379,282	1,372,909	-	1,372,909	-
Securities sold under repurchase agreements	41,366	41,366	-	41,366	-
Other short-term borrowings	45,000	45,000	-	45,000	-
Junior subordinated debentures	57,650	59,471	33,267	26,204	-
Senior notes	44,083	46,743	-	46,743	-
Interest rate swap agreements	7	7	-	7	-
Borrowing interest payable	792	792	-	792	-
Deposit interest payable	632	632	-	632	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,444	$37,444	$37,444	$-	$-
Interest bearing deposits with financial institutions	18,389	18,389	18,389	-	-
Securities available-for-sale	541,439	541,439	3,947	520,963	16,529
FHLBC and FRBC Stock	10,168	10,168	-	10,168	-
Loans held-for-sale	4,067	4,067	-	4,067	-
Loans, net	1,600,161	1,586,722	-	-	1,586,722
Accrued interest receivable	8,595	8,595	-	8,595	-

Financial liabilities:
Noninterest bearing deposits	$572,404	$572,404	$572,404	$-	$-
Interest bearing deposits	1,350,521	1,346,339	-	1,346,339	-
Securities sold under repurchase agreements	29,918	29,918	-	29,918	-
Other short-term borrowings	115,000	115,000	-	115,000	-
Junior subordinated debentures	57,639	59,471	33,267	26,204	-
Subordinated debenture	44,058	46,743	-	46,743	-
Interest rate swap agreements	1,287	1,287	-	1,287	-
Borrowing interest payable	140	140	-	140	-
Deposit interest payable	631	631	-	631	-

Note 15 – Derivatives, Hedging Activities and Financial Instruments with Off-Balance Sheet Risk

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $117,308 will be reclassified as a reduction to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2018 and December 31, 2017.

Fair Value of Derivative Instruments

			Asset Derivatives				Liability Derivatives
			As of March 31, 2018		As of December 31, 2017		As of March 31, 2018		As of December 31, 2017
	Number of Transactions	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest Rate Products	1	25,774	Other Assets	-	Other Assets	-	Other Liabilities	7	Other Liabilities	1,287
Total derivatives designated as hedging instruments				-		-		7		1,287

Derivatives not designated as hedging instruments
Interest Rate Products	2	51,548	Other Assets	7	Other Assets	-	Other Liabilities	7	Other Liabilities	1,287
Other Contracts	3	15,908	Other Assets	-	Other Assets	-	Other Liabilities	7	Other Liabilities	13
Total derivatives not designated as hedging instruments				7		-		14		1,301

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of March 31, 2018, and December 31, 2017.

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

Derivatives in Subtopic 815-20 Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Quarter Ended March 31,	Year Ended December 31,		Quarter Ended March 31,	Year Ended December 31,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:

Interest Rate Products	$1,206	$(504)	Interest income	$(74)	$(211)
Total	$1,206	$(504)		$(74)	$(211)

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of March 31, 2018, and December 31, 2017.

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Quarter Ended March 31, 2018		Year Ended December 31, 2017
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or
cash flow hedges are recorded	$(74)	$-	$(211)	$-

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other	(74)	-	(211)	-
comprehensive income into income

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Disclosure of the Effect of Derivatives Not Designated as Hedging Instruments on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of March 31, 2018, and December 31, 2017.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Quarter Ended March 31,	Year Ended December 31,
		2018	2017

Interest Rate Products	Other income / (expense)	$-	$-
Other Contracts	Other income / (expense)	6	161
Total		$6	$161

Fee Income	Other income / (expense)	$-	$-

Credit-risk-related Contingent Features

For derivative transactions involving counterparties who are lending customers of the Company, the derivative credit exposure is managed through the normal credit review and monitoring process, which may include collateralization, financial covenants and/or financial guarantees of affiliated parties.  Agreements with such customers require that losses associated with derivative transactions receive payment priority from any funds recovered should a customer default and ultimate disposition of collateral or guarantees occur.

Credit exposure to broker/dealer counterparties is managed through agreements with each derivative counterparty that require collateralization of fair value gains owed by such counterparties.  Some small degree of credit exposure exists due to timing differences between when a gain may occur and the subsequent point in time that collateral is delivered to secure that gain.  This is monitored by the Company and procedures are in place to minimize this exposure.  Such agreements also require the Company to collateralize counterparties in circumstances wherein the fair value of the derivatives result in loss to the Company.

Other provisions of such agreements include the definition of certain events that may lead to the declaration of default and/or the early termination of the derivative transaction(s):

•

if the Company either defaults or is capable of being declared in default on any of its indebtedness (exclusive of deposit obligations), then the Company could also be declared in default on its derivative obligations.

•	if a merger occurs that materially changes the Company's creditworthiness in an adverse manner.
•

If certain specified adverse regulatory actions occur, such as the issuance of a Cease and Desist Order, or citations for actions considered Unsafe and Unsound or that may lead to the termination of deposit insurance coverage by the Federal Deposit Insurance Corporation.

As of March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of March 31, 2018, the Company has not posted any collateral related to these agreements.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of March 31, 2018, and December 31, 2017.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table is a summary of letter of credit commitments (in thousands):

	March 31, 2018			December 31, 2017
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$292	$4,152	$4,444	$177	$3,770	$3,947
Commercial standby	-	354	354	-	354	354
Performance standby	241	7,092	7,333	241	7,594	7,835
	533	11,598	12,131	418	11,718	12,136
Non-borrower:
Performance standby	-	142	142	-	142	142
Total letters of credit	$533	$11,740	$12,273	$418	$11,860	$12,278

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2018, as compared to December 31, 2017, and the results of operations for the quarters ended March 31, 2018, and March 31, 2017.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2017.  The results of operations for the quarter ended March 31, 2018, are not necessarily indicative of future results.

In this report, unless the context suggests otherwise, references to the “Company,” “we,” “us,” and “our” mean the combined business of Old Second Bancorp, Inc. and its subsidiary bank, Old Second National Bank (the “Bank”).

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report.

Business Overview

The Company is a banking holding company headquartered in Aurora, Illinois. Through our wholly-owned subsidiary bank, Old Second National Bank, a national banking organization also headquartered in Aurora, Illinois, we offer a wide range of financial services through our 29 banking centers located in Cook, Kane, Kendall, DeKalb, DuPage, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to provide for the financial services needs of the communities in which we operate.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  We also have extensive wealth management services, which includes a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts and employee benefit plan administration services.

Financial Overview

Our community-focused banking franchise experienced revenue growth in the first quarter of 2018, as compared to the fourth and first quarters of 2017, and we believe we are positioned for further growth as we continue to serve our customers’ needs in a competitive economic environment.  While industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected prior to the economic recession of 2007-2009, we are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships.

The following provides an overview of some of the factors impacting our financial performance for the first quarter of 2018:

•	Net income for the first quarter of 2018 was $9.5 million, or $0.31 per diluted share, compared to $4.4 million, or $0.15 per diluted share, for the first quarter of 2017.

•	Net interest and dividend income was $19.6 million for the first quarter of 2018, compared to $17.5 million for the quarter ended March 31, 2017.

•	Noninterest income was $8.5 million for the first quarter of 2018, which reflects an increase of $1.5 million, or 21.0%, compared to the first quarter of 2017.

•	Noninterest expense was $17.4 million for the first quarter of 2018, which reflects a decrease of $700,000, or 3.9%, from the first quarter of 2017.

•	Asset quality remained consistent, with nonperforming loans as a percent of total loans of 0.8% as of both March 31, 2018 and March 31, 2017.

•

Income tax expense declined due to the enactment of the “Tax Cuts and Jobs Act,” which was effective as of January 1, 2018 and lowered the Federal corporate income tax rate to 21%, as well as income tax credits that were recorded in the first quarter of 2018 due to the vesting of restricted stock awards.

Recent Developments

On April 20, 2018, the Company completed its previously announced acquisition of Greater Chicago Financial Corp., and its wholly-owned bank subsidiary, ABC Bank.  In connection with the merger, Greater Chicago Financial Corp merged with and into the Company, with the Company as the surviving company in the merger.  Immediately following the merger, ABC Bank, an Illinois state-chartered bank and wholly owned subsidiary of Greater Chicago Financial Corp., merged with and into the Bank, with the Bank as the surviving bank.  With the acquisition of ABC Bank, we acquired four branches in the Chicago, Illinois, metropolitan area.

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

The Company’s significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the Company’s significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of net interest income and net interest income to interest earning assets on a tax equivalent (“TE”) basis, our adjusted efficiency ratio and our tangible common equity to tangible assets ratio.  Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.  However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below or alongside the first instance where each non-GAAP financial measure is used.

Results of Operations

Our net income before taxes was $11.5 million in the first quarter of 2018, compared to $6.5 million in the first quarter of 2017.  This increase primarily reflects a $2.5 million increase in net interest and dividend income, a $722,000 release of the allowance for loan and lease losses, an increase of $1.5 million in noninterest income and a $700,000 decrease in noninterest expense.  The increase in noninterest income in the first quarter of 2018, compared to the first quarter of 2017, was driven primarily by a $1.0 million death benefit received on a BOLI claim in the first quarter of 2018, as well as increases in mortgage servicing rights interest rate driven mark to market adjustments.  The decrease in noninterest expense in the first quarter of 2018, compared to the first quarter of 2017, was primarily due to reductions in salaries and employee benefits costs due primarily to an executive retirement payout in the first quarter of 2017, as well as a decrease in OREO related costs as the OREO portfolio declined year over year.

Management has remained diligent in reviewing our loan portfolio to analyze and to determine if charge-offs are required.  In the first quarter of 2018, management’s review of the loan portfolio concluded that a release of the allowance for loan and lease losses of $722,000 should be recorded as a result of a recovery received from an insurance claim on a loan charged-off in a prior year, as well as no net growth in the loan portfolio since year end 2017.  Management determined the allowance for loan and lease losses was adequate and appropriate for estimated incurred losses at March 31, 2018, upon the release of the allowance noted above.  Neither a release of the allowance for loan and lease losses nor an additional loan and lease loss provision was deemed necessary for the like 2017 quarter.

Earnings for the first quarter of 2018 were $0.31 per diluted share on $9.5 million of net income, as compared to $0.15 per diluted share on net income of $4.4 million for the first quarter of 2017.   Earnings in the 2018 period, compared to the like 2017 period, were positively impacted by recoveries on a few nonperforming credits in the first quarter of 2018, as well as the favorable impact of a rising interest rate environment.  The performance of our loan portfolio, the impact of the restructuring of our securities portfolio into higher yielding instruments and organic loan growth in the year over year period also contributed to the increase in earnings for the 2018 period.

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

Net interest and dividend income increased by $2.1 million from $17.5 million for the quarter ended March 31, 2017, to $19.6 million for the quarter ended March 31, 2018.  Tax equivalent interest and dividend income increased by $2.6 million from $21.1 million for the three months ended March 31, 2017, to $23.7 million for the three months ended March 31, 2018.  Average earning assets for the three months ended March 31, 2018, reflected an increase of $28.3 million compared to the fourth quarter of 2017, and an increase of $104.0 million, to $2.17 billion, compared to the like average for the first quarter of 2017.  Total average loans, including loans held-for-sale, totaled $1.60 billion in the first quarter of 2018, which reflected an increase of $3.3 million compared to the fourth quarter of 2017, and an increase of $115.7 compared to the first quarter of 2017.   Our interest and dividend income increased $2.5 million, or 12.3%, in the three months ended March 31, 2018, compared to the first quarter of 2017, primarily driven by growth in the loan portfolio due to select nonperforming loan interest recoveries as well as the rising interest rate environment in the 2018 period.  In addition, the average yield on our securities portfolio increased by 43 basis points in the year over year period due to the reposition of our portfolio into higher yielding tax exempt securities.  Our average tax exempt securities portfolio increased by $138.1 million in the first quarter of 2018, as compared to the first quarter of 2017.

Quarterly average interest bearing liabilities increased $31.4 million, or 2.0%, as of March 31, 2018, compared to March 31, 2017.  Growth from the prior year like period was due to an increase in the average balances of securities sold under repurchase agreements, as well as other borrowed funds, which consist of FHLBC advances.  The FHLBC advances were impacted by the higher interest rate environment in the first quarter of 2018, reflecting a cost of funds of 1.53% compared to 1.24% for the fourth quarter of 2017 and 0.76% for the first quarter of 2017.  The rate on our junior subordinated debentures declined in the first quarter of 2018, compared to the first quarter of 2017, due to the rate conversion on the debt from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge that resulted in a reduction in the total interest rate paid on the debt from 6.77% prior to June15, 2017, to 4.41% as March 31, 2018.  This rate conversion and hedge resulted in a reduction of $157,000 of expense related to our interest on our junior subordinated debt in the first quarter of 2018 compared to the first quarter of 2017.

Our net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 3.76% in the first quarter of 2018, reflecting no change from the fourth quarter of 2017, and an increase of 22 basis points from the first quarter of 2017.  The average tax-equivalent yield on earning assets increased to 4.42% for the first quarter of 2018, compared to 4.33% for the fourth quarter of 2017 and 4.08% for the first quarter of 2017.  Increases in net interest margin and yield on average earning assets for the first quarter of 2018 as compared to the first quarter of 2017 was attributable to growth in loan volumes and rates, as well as the restructuring of our securities portfolio into higher yielding tax exempt holdings, as discussed above.  The cost of funds on interest bearing liabilities was 0.90% for the first quarter of 2018, 0.84% for the fourth quarter of 2017, and 0.80% for the first quarter of 2017.  The increase in our  cost of funds in each period was driven by the rising interest rate environment, specifically impacting the rates on newly issued time deposits and FHLBC advances.

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

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets on the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 21% in 2018 and 35% in 2017 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$13,819	$49	1.44	$13,147	$43	1.28	$12,121	$23	0.76
Securities:
Taxable	269,330	2,170	3.27	281,096	2,208	3.14	422,124	2,963	2.81
Non-taxable (TE)	279,831	2,609	3.78	243,813	2,694	4.42	141,773	1,403	3.96
Total securities	549,161	4,779	3.53	524,909	4,902	3.74	563,897	4,366	3.10
Dividends from FHLBC and FRBC	8,920	106	4.82	8,842	99	4.48	7,614	85	4.47
Loans and loans held-for-sale[1]	1,602,947	18,767	4.75	1,599,672	18,585	4.55	1,487,226	16,655	4.48
Total interest earning assets	2,174,847	23,701	4.42	2,146,570	23,629	4.33	2,070,858	21,129	4.08
Cash and due from banks	29,776	-	-	30,972	-	-	33,585	-	-
Allowance for loan and lease losses	(18,263)	-	-	(17,002)	-	-	(16,292)	-	-
Other noninterest bearing assets	166,507	-	-	181,484	-	-	192,836	-	-
Total assets	$2,352,867			$2,342,024			$2,280,987

Liabilities and Stockholders' Equity
NOW accounts	$429,301	$176	0.17	$420,073	$108	0.10	$426,606	$101	0.10
Money market accounts	275,334	109	0.16	277,883	95	0.14	283,619	83	0.12
Savings accounts	266,363	59	0.09	260,852	52	0.08	259,384	39	0.06
Time deposits	382,422	1,175	1.25	383,011	1,146	1.19	394,388	979	1.01
Interest bearing deposits	1,353,420	1,519	0.46	1,341,819	1,401	0.41	1,363,997	1,202	0.36
Securities sold under repurchase agreements	40,275	79	0.80	27,664	7	0.10	29,805	2	0.03
Other short-term borrowings	87,444	329	1.53	84,728	269	1.24	56,111	106	0.76
Junior subordinated debentures	57,645	927	6.52	57,633	929	6.45	57,597	1,084	7.53
Senior notes	44,071	672	6.18	44,046	672	6.10	43,978	673	6.12
Total interest bearing liabilities	1,582,855	3,526	0.90	1,555,890	3,278	0.84	1,551,488	3,067	0.80
Noninterest bearing deposits	554,624	-	-	556,010	-	-	525,454	-	-
Other liabilities	13,969	-	-	26,037	-	-	25,061	-	-
Stockholders' equity	201,419	-	-	204,087	-	-	178,984	-	-
Total liabilities and stockholders' equity	$2,352,867			$2,342,024			$2,280,987
Net interest income (TE)		$20,175			$20,351			$18,062
Net interest income (TE)
to total earning assets			3.76			3.76			3.54
Interest bearing liabilities to earning assets	72.78%			72.48%			74.92%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 41, and includes fees of $182,000, $636,000 and $513,000 for the first quarter of 2018, the fourth quarter of 2017 and the first quarter of 2017, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 21% for 2018 and 35% for 2017 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Quarters Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Net Interest Margin
Interest income (GAAP)	$23,142	$22,664	$20,616
Taxable-equivalent adjustment:
Loans	11	22	22
Securities	548	943	491
Interest income (TE)	23,701	23,629	21,129
Interest expense (GAAP)	3,526	3,278	3,067
Net interest income (TE)	$20,175	$20,351	$18,062
Net interest income (GAAP)	$19,616	$19,386	$17,549
Average interest earning assets	$2,174,847	$2,146,570	$2,070,858
Net interest margin (GAAP)	3.66%	3.58%	3.44%
Net interest margin (TE)	3.76%	3.76%	3.54%

Noninterest Income and Expense

The following table details the major components of noninterest income for the periods presented:

				1st Quarter 2018
Noninterest Income	Quarters Ended			Percent Change From
(dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Trust income	$1,495	$1,639	$1,458	(8.8)	2.5
Service charges on deposits	1,592	1,765	1,618	(9.8)	(1.6)
Residential mortgage banking revenue
Secondary mortgage fees	162	182	176	(11.0)	(8.0)
Mortgage servicing rights mark to market gain (loss)	305	(46)	(133)	N/M	N/M
Mortgage servicing income	452	448	435	0.9	3.9
Net gain on sales of mortgage loans	917	1,088	1,147	(15.7)	(20.1)
Total residential mortgage banking revenue	1,836	1,672	1,625	9.8	13.0
Securities gain (loss), net	35	639	(136)	(94.5)	125.7
Increase in cash surrender value of BOLI	248	361	359	(31.3)	(30.9)
Death benefit realized on BOLI	1,026	-	-	N/M	N/M
Debit card interchange income	1,012	1,069	975	(5.3)	3.8
Gain on disposal and transfer of fixed assets	-	-	(2)	N/M	N/M
Other income	1,261	1,039	1,131	21.4	11.5
Total noninterest income	$8,505	$8,184	$7,028	3.9	21.0

N/M - Not meaningful

Noninterest income for the first quarter of 2018 increased $321,000, or 3.9%, compared to the fourth quarter of 2017, and increased $1.5 million, or 21.0%, compared to the first quarter of 2017.

The increase in noninterest income in the first quarter of 2018, compared to the fourth quarter of 2017, was primarily due to a $1.0 million death benefit realized on BOLI due to the death of a covered employee in February 2018, partially offset by decreases in trust income, services charges on deposits and securities gains in the first quarter of 2018, compared to the fourth quarter of 2017.

The increase in noninterest income in the first quarter of 2018, compared to the first quarter of 2017, was primarily due to the $1.0 million death benefit realized on BOLI due to the death of a covered employee in February 2018.  Our mortgage banking revenues also increased $211,000 in the first quarter of 2018, compared to the like 2017 quarter, due primarily to the rising interest rate environment increasing mortgage servicing rights mark to market valuations. The $130,000 increase in other income for the first quarter of 2018, compared to the like 2017 quarter, was driven by fees recovered related to the prior year’s loan and OREO related legal fees incurred as well as refunds of prior years’ telecom expenses recorded.

The following table details the major components of noninterest expense for the periods presented:

				1st Quarter 2018
Noninterest Expense	Quarters Ended			Percent Change From
(dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Salaries	$7,335	$7,363	$8,057	(0.4)	(9.0)
Officers incentive	787	204	465	285.8	69.2
Benefits and other	2,085	1,346	2,051	54.9	1.7
Total salaries and employee benefits	10,207	8,913	10,573	14.5	(3.5)
Occupancy, furniture and equipment expense	1,558	1,441	1,566	8.1	(0.5)
Computer and data processing	1,344	1,104	1,090	21.7	23.3
FDIC insurance	156	146	148	6.8	5.4
General bank insurance	251	251	270	-	(7.0)
Amortization of core deposit intangible asset	21	22	25	(4.5)	(16.0)
Advertising expense	341	412	386	(17.2)	(11.7)
Debit card interchange expense	281	296	349	(5.1)	(19.5)
Legal fees	159	200	104	(20.5)	52.9
Other real estate owned expense, net	173	237	709	(27.0)	(75.6)
Other expense	2,863	3,169	2,834	(9.7)	1.0
Total noninterest expense	$17,354	$16,191	$18,054	7.2	(3.9)
Efficiency ratio (GAAP)	63.41%	59.16%	70.08%
Adjusted efficiency ratio (non-GAAP)[1]	60.50%	56.49%	66.97%

N/M - Not meaningful

1  The adjusted efficiency ratio shown in the table above is a non-GAAP financial measure calculated as noninterest expense, excluding OREO expenses, amortization of core deposits and acquisition costs, divided by the sum of net interest income on a fully tax equivalent basis, total noninterest income less net gains and losses on securities and includes a tax equivalent adjustment on the increase in cash surrender value of BOLI and the BOLI death benefit recorded.

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 43 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the first quarter of 2018 increased $1.2 million, or 7.2%, compared to the fourth quarter of 2017, but declined $700,000 or 3.9%, compared to the first quarter of 2017.

The increase in noninterest expense in the first quarter of 2018, compared to the fourth quarter of 2017, was primarily attributable to higher levels of salaries and employee benefit expenses in 2018 due to reversals in accruals for officer incentives that occurred in the fourth quarter of 2017 and higher payroll taxes in the first quarter of 2018.  We also had an increase in computer and data processing costs in 2018 of $240,000, compared to the fourth quarter 2017, which included acquisition related data processing costs of $163,000 related to our acquisition of Greater Financial Chicago Corp. These increases were partially offset by reduced OREO related costs in 2018, compared to the fourth quarter of 2017, as our OREO portfolio balance continued to decline.

The decrease in noninterest expense in the first quarter of 2018, compared to the first quarter of 2017, was primarily attributable to a $536,000 reduction in OREO related costs as our OREO portfolio balance continued to decline, and a $366,000 reduction in salary related costs due primarily to a one-time executive retirement expense in the first quarter of 2017 of $298,000.  These reductions were partially offset by a $254,000 increase in computer and data processing costs in 2018, compared to the first quarter 2017, which included acquisition related data processing costs of $163,000 related to our acquisition of Greater Financial Chicago Corp.

Other expenses for the periods presented have remained relatively consistent, as continued efficiencies with our operational processes have contributed to maintaining these components of noninterest expenses with less significant variation.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	Quarters Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Efficiency Ratio
Noninterest expense	$17,354	$16,191	$18,054
Less amortization of core deposit	21	22	25
Less other real estate expense, net	173	237	709
Less transition related executive costs	-	-	298
Less acquisition related costs	246	65	-
Adjusted noninterest expense	16,914	15,867	17,022
Net interest income (GAAP)	19,616	19,386	17,549
Taxable-equivalent adjustment:
Loans	11	22	22
Securities	548	943	491
Net interest income (TE)	20,175	20,351	18,062
Noninterest income	8,505	8,184	7,028
Taxable-equivalent adjustment:
Increase in cash surrender value of BOLI (TE)	339	194	193
Noninterest income (TE)	8,844	8,378	7,221
Less death benefit related to BOLI	1,026	-	-
Less securities gain (loss), net	35	639	(136)
Adjusted noninterest income, plus net interest income (TE)	$27,958	$28,090	$25,419
Efficiency ratio (GAAP)	63.41%	59.16%	70.08%
Adjusted efficiency ratio (non-GAAP)	60.50%	56.49%	66.97%

Income Taxes

The Company recorded a tax expense of $2.0 million on $11.5 million pre-tax income for the first quarter of 2018, compared to an income tax expense of $13.1 million in the fourth quarter of 2017 and $2.1 million of income tax expense in the first quarter of 2017.  The effective tax rate for the first quarter of 2018 was 17.4%, a decrease from 32.1% in the first quarter of 2017.  Lower tax rates were effective in 2018 due to the “Tax Cuts and Jobs Act” which was signed into law in December 2017, and resulted in the federal corporate tax rate being reduced to 21% from 35%.  In addition, the impact of the law resulted in the reduction of our deferred tax asset, which is reflected in income tax expense for the fourth quarter of 2017.  We recorded an income tax expense credit of $483,000 in the first quarter of 2018 related to the vesting of restricted stock awards; this credit also contributed to the reduction of the effective tax rate for the quarter.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There were no significant changes in the Company’s ability to utilize the deferred tax assets during the quarter ended March 31, 2018.  The Company has no valuation reserve on the deferred tax assets as of March 31, 2018.

Financial Condition

Total assets decreased $16.9 million from $2.38 billion as of December 31, 2017, to $2.37 billion at March 31, 2018, due primarily to a reduction in net loan balances as payoffs outpaced loan growth. Total loans decreased $15.8 million, or 1.0%, when compared to December 31, 2017.  The securities portfolio ended the first quarter of 2018 at $550.9 million, an increase of $9.5 million from $541.4 million at December 31, 2017, and a decrease of $60.1 million from March 31, 2017.

				March 31, 2018
Securities	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Securities available-for-sale, at fair value
U.S. Treasuries	$3,895	$3,947	$-	(1.3)	N/M
U.S. government agencies	12,730	13,061	-	(2.5)	N/M
U.S. government agencies mortgage-backed	13,844	12,214	38,558	13.3	(64.1)
States and political subdivisions	285,540	278,092	219,507	2.7	30.1
Corporate bonds	703	833	12,540	(15.6)	(94.4)
Collateralized mortgage obligations	63,744	65,939	108,324	(3.3)	(41.2)
Asset-backed securities	110,870	112,932	139,886	(1.8)	(20.7)
Collateralized loan obligations	59,616	54,421	92,239	9.5	(35.4)
Total securities	$550,942	$541,439	$611,054	1.8	(9.8)

N/M - Not meaningful

Available-for-sale security purchases during the first quarter of 2018 and year over year periods were primarily tax exempt state and political subdivisions securities. This portfolio repositioning was performed to enhance overall asset yield due to the rising interest rate environment.  During the first quarter of 2018 security sales resulted in net realized gains of $35,000, as compared to net realized gains of $639,000 for the fourth quarter of 2017 and net realized losses of $136,000 for the first quarter of 2017.

Loans

Total loans were $1.60 billion as of March 31, 2018, a decrease of $15.8 million from the total as of December 31, 2017.  The decrease in total loans was due to significant payoffs occurring in the first quarter of 2018, including payoffs of three large nonperforming credits which totaled $6.3 million.  We continued to diversify our loan portfolio driving growth in commercial loans in the first quarter of 2018 compared to December 31, 2017 and March 31, 2017.  We also purchased a $20.0 million home equity portfolio from TCF Bank in the first quarter of 2018, which contributed to the total residential real estate growth of $12.4 million from December 31, 2017 to March 31, 2018.

Total loans increased $113.8 million from March 31, 2017, to March 31, 2018, due to organic loan growth in commercial, real estate-construction, leases, and real estate-residential loans, and the home equity portfolio purchases from TCF Bank in the first quarter of 2018 and the second quarter of 2017 of $20.0 million and $16.7 million, respectively.

				March 31, 2018
Loans	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Commercial	$281,134	$272,851	$233,922	3.0	20.2
Leases	66,344	68,325	64,607	(2.9)	2.7
Real estate - commercial	713,422	750,991	713,358	(5.0)	0.0
Real estate - construction	91,479	85,162	87,049	7.4	5.1
Real estate - residential	438,610	426,230	373,477	2.9	17.4
Consumer	2,120	2,774	2,913	(23.6)	(27.2)
Other	7,725	10,609	11,835	(27.2)	(34.7)
	1,600,834	1,616,942	1,487,161	(1.0)	7.6
Net deferred loan costs	978	680	860	43.8	13.7
Total loans	$1,601,812	$1,617,622	$1,488,021	(1.0)	7.6

The quality of the loan portfolio is impacted not only by the Company’s credit decisions but also by the economic health of the communities in which the Company operates.  As the Company is located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, residential, and construction) has been and continues to be a sizeable portion of the portfolio.  These categories comprised 77.6% of the portfolio as of March 31, 2018, compared to 78.0% of the portfolio as of December 31, 2017.  The Company continues to oversee and manage its loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

The Company recorded a release of the allowance for loan and lease losses of $722,000 in the first quarter of 2018.  On a quarterly basis, management estimates the amount required and records the appropriate provision expense or release to maintain an adequate reserve for all potential and estimated loan losses.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  Remediation work continues in all segments.  Nonperforming loans decreased by $2.8 million at March 31, 2018, from $15.6 million at December 31, 2017, and increased by $268,000 from $12.5 million at March 31, 2017.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 1.2% as of March 31, 2018, from 1.5% as of December 31, 2017, and 1.7% as of March 31, 2017.  The distribution of the Company’s nonperforming loans is shown in the following table.

				March 31, 2018
Nonperforming Loans	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Real estate-construction	$197	$201	$274	(2.0)	(28.1)
Real estate-residential:
Investor	361	372	749	(3.0)	(51.8)
Multifamily	-	4,723	-	(100.0)	N/M
Owner occupied	5,176	4,964	5,349	4.3	(3.2)
Revolving and junior liens	2,301	1,890	2,150	21.7	7.0
Real estate-commercial, nonfarm	4,740	3,289	3,283	44.1	44.4
Real estate-commercial, farm	-	-	-	N/M	N/M
Commercial	-	-	225	-	(100.0)
Leases	-	178	484	(100.0)	(100.0)
Other	17	7	10	142.9	70.0
Total nonperforming loans	$12,792	$15,624	$12,524	(18.1)	2.1

N/M - Not meaningful

Loan Charge-offs, net of recoveries	Quarters Ended
(in thousands)	March 31,	% of	December 31,	% of	March 31,	% of
	2018	Total[1]	2017	Total[1]	2017	Total[1]
Commercial	$(1)	0.1	$(12)	4.9	$(1)	(0.2)
Leases	5	(0.3)	-	-	117	28.1
Real estate-commercial, nonfarm
Owner general purpose	(41)	2.8	-	-	-	-
Owner special purpose	(21)	1.4	-	-	(5)	(1.2)
Non-owner general purpose	(313)	21.6	(37)	15.0	250	60.0
Non-owner special purpose	(1)	0.1	-	-	(6)	(1.4)
Retail properties	(87)	6.0	9	(3.7)	-	-
Total real estate-commercial, nonfarm	(463)	31.9	(28)	11.3	239	57.4
Real estate-construction
Homebuilder	2	(0.1)	(93)	37.8	(17)	(4.1)
Land	(4)	0.3	(1)	0.4	-	-
Commercial speculative	(18)	1.2	-	-	-	-
All other	1	(0.1)	(194)	78.9	3	0.7
Total real estate-construction	(19)	1.3	(288)	117.1	(14)	(3.4)
Real estate-residential
Investor	(30)	2.1	64	(26.0)	(1)	(0.2)
Multifamily	(175)	12.1	(13)	5.3	(9)	(2.2)
Owner occupied	(766)	52.8	18	(7.3)	(2)	(0.5)
Revolving and junior liens	(20)	1.4	(30)	12.2	65	15.5
Total real estate-residential	(991)	68.4	39	(15.8)	53	12.6
Consumer	17	(1.2)	47	(19.1)	25	6.0
Other	3	(0.2)	(4)	1.6	(2)	(0.5)
Net (recoveries) / charge-offs	$(1,449)	100.0	$(246)	100.0	$417	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

Net recoveries for the first quarter of 2018 were $1.4 million, compared to net charge-offs of $417,000 for the first quarter of 2017, reflecting continuing management attention to credit quality.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				March 31, 2018
Classified Loans	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Commercial	$-	$-	$1,999	N/M	N/M
Leases	610	825	1,163	(26.1)	(47.5)
Real estate-commercial, nonfarm	6,098	7,262	7,784	(16.0)	(21.7)
Real estate-commercial, farm	2,439	2,486	1,315	(1.9)	85.5
Real estate-construction	371	376	451	(1.3)	(17.7)
Real estate-residential:
Investor	436	448	908	(2.7)	(52.0)
Multifamily	-	4,723	-	(100.0)	N/M
Owner occupied	5,476	5,266	5,923	4.0	(7.5)
Revolving and junior liens	2,038	1,899	2,193	7.3	(7.1)
Consumer	18	20	11	(10.0)	N/M
Total classified loans	17,486	23,305	21,747	(25.0)	(19.6)
Other real estate owned	7,063	8,371	13,481	(15.6)	(47.6)
Total classified assets	$24,549	$31,676	$35,228	(22.5)	(30.3)

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

Total classified loans and total classified assets both declined as of March 31, 2018, from the levels at December 31, 2017 and March 31, 2017.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio decreased to 8.82% for the period ended March 31, 2018, from 11.84% as of December 31, 2017, and 14.49% as of March 31, 2017, due to the collection of a few large nonperforming credits in 2018.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Quarters Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Allowance at beginning of period	$17,461	$16,465	$16,158
Charge-offs:
Commercial	16	5	1
Leases	5	-	117
Real estate - commercial	(96)	9	274
Real estate - construction	(16)	-	4
Real estate - residential	(33)	169	195
Consumer	91	124	100
Other	8	1	-
Total charge-offs	(25)	308	691
Recoveries:
Commercial	17	17	2
Leases	-	-	-
Real estate - commercial	367	37	35
Real estate - construction	3	288	18
Real estate - residential	958	130	142
Consumer	74	77	75
Other	5	5	2
Total recoveries	1,424	554	274
Net (recoveries) / charge-offs	(1,449)	(246)	417
(Release) provision for loan and lease losses	(722)	750	-
Allowance at end of period	$18,188	$17,461	$15,741

Average total loans (exclusive of loans held-for-sale)	$1,600,594	$1,596,928	$1,484,556
Net (recoveries) / charge-offs to average loans	(0.09)%	(0.02)%	0.03%
Allowance at period end to average loans	1.14%	1.09%	1.06%

Ending balance: Individually evaluated for impairment	$588	$144	$803
Ending balance: Collectively evaluated for impairment	$17,600	$17,317	$14,938

Total charge-offs for the quarter ended March 31, 2018, reflected a negative balance due to the unearned net loan fees on loans charged off in prior periods being taken as a charge-off reduction in the current period, compared to $691,000 for the quarter ended March 31, 2017.  Total recoveries for the quarter ended March 31, 2018, were $1.4 million compared to $274,000 for the quarter ended March 31, 2017.  The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 142.2% as of March 31, 2018, which was an increase from the coverage ratio of 111.8% as of December 31, 2018, and 125.7% coverage ratio as of March 31, 2017.  When measured as a percentage of average loans as of March 31, 2018, our total allowance for loan and lease losses increased to 1.14% of average loans from 1.09% as of December 31, 2017, and 1.06% as of March 31, 2017.  The total allowance for loan and lease losses as a percent of total period end loans was 1.19% as of March 31, 2018, excluding the loans acquired from the Talmer branch acquisition, which are effectively “reserved” for potential future losses in the remaining $694,000 credit mark component of the purchase accounting discount recorded.  In addition, $750,000 within the March 31, 2018, allowance for loan and lease losses total of $18.2 million is reserved for any purchased non-credit impaired portfolio losses that may potentially be incurred due to losses related to the loans acquired from the Talmer branch acquisition. In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at March 31, 2018, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

Other Real Estate Owned

As of March 31, 2018, OREO decreased to $7.1 million, compared to $8.4 million at December 31, 2017, and $13.5 million at March 31, 2017.  There were no additions to the OREO portfolio in the first quarter of 2018.  The $1.3 million OREO reduction for the quarter is due to five property sales. Valuation write-downs continued with an expense of $112,000 recorded on five properties in the first quarter of 2018, compared to $318,000 of valuation write-downs recorded in the first quarter of 2017.

				March 31, 2018
OREO	Quarters Ended			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Beginning balance	$8,371	$9,024	$11,916	(7.2)	(29.7)
Property additions	-	-	3,416	N/M	N/M
Property improvements	59	-	-	N/M	N/M
Less:
Property disposals	1,255	575	1,533	118.3	(18.1)
Period valuation adjustments	112	78	318	43.6	(64.8)
Total other real estate owned	$7,063	$8,371	$13,481	(15.6)	(47.6)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $4.8 million, or approximately 67.8% of total OREO at March 31, 2018, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$257	4%	$900	11%	$1,328	10%
Lots (single family and commercial)	5,332	75%	5,329	63%	6,687	49%
Vacant land	479	7%	479	6%	636	5%
Multi-family	-	0%	-	0%	94	1%
Commercial property	995	14%	1,663	20%	4,736	35%
Total OREO properties	$7,063	100%	$8,371	100%	$13,481	100%

Deposits and Borrowings

				March 31, 2018
Deposits	As of			Percent Change From
(in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,
	2018	2017	2017	2017	2017
Noninterest bearing demand	$582,766	$572,404	$559,666	1.8	4.1
Savings	274,029	262,220	266,007	4.5	3.0
NOW accounts	442,119	429,448	439,276	3.0	0.6
Money market accounts	281,860	276,082	286,417	2.1	(1.6)
Certificates of deposit of less than $100,000	216,843	216,493	222,754	0.2	(2.7)
Certificates of deposit of $100,000 through $250,000	123,132	122,489	105,728	0.5	16.5
Certificates of deposit of more than $250,000	41,299	43,789	57,306	(5.7)	(27.9)
Total deposits	$1,962,048	$1,922,925	$1,937,154	2.0	1.3

Total deposits were $1.96 billion as of March 31, 2018, which reflects a $39.1 million increase from total deposits of $1.92 billion as of December 31, 2017, and an increase of $24.9 million over the $1.94 billion as of March 31, 2017.  Total noninterest bearing demand accounts increased $10.4 million, or 1.8%, in the first three months of 2018, while certificates of deposit reflected a decrease of $1.5 million, or 0.4%, for the same period.  Growth in deposits in the first quarter of 2018 was attributed to seasonal tax refunds, as well as strong commercial demand deposit growth stemming from operational fund increases as well as growth in commercial loan clients over the past year.  The total deposit growth of 1.3% in the year over year period is indicative of the increase in commercial treasury relationships over the past year.

In addition to deposits, the Bank obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $41.4 million at March 31, 2018, an increase from $29.9 million at December 31, 2017.  The Bank also recorded an advance of $45.0 million from the FHLBC at March 31, 2018, as compared to $115.0 million outstanding from the FHLBC as of December 31, 2017.

The Company is indebted on senior notes totaling $44.1 million, net of deferred issuance costs, which were issued in the fourth quarter of 2016.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.7 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on debt of 4.41% as of March 31, 2018, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017, rate reset.

Capital

As of March 31, 2018, total stockholders’ equity was $204.0 million, which was an increase of $3.7 million from $200.4 million as of December 31, 2017.  This increase is directly attributable to first quarter 2018 net income of $9.5 million partially offset by an accumulated other comprehensive net loss of $5.1 million, and $296,000 of dividends paid to common shareholders in 2018 year to date.

The Company’s total stockholders’ equity continues to include $4.8 million related to the value of a ten-year warrant to purchase shares of its common stock, with an exercise price of $13.43 per share. This warrant was issued in January 2009 as part of the Company’s Series B preferred stock issuance; all preferred stock issued was redeemed as of September 30, 2015.  A discussion of the 2009 issuance, including this warrant, is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended December 31, 2017, under the heading “Capital”.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

		March 31,	December 31,
	Well-Capitalized(1)	2018	2017
The Company
Common equity tier 1 capital ratio	N/A	9.82%	9.25%
Total risk-based capital ratio	N/A	13.58%	12.93%
Tier 1 risk-based capital ratio	N/A	12.63%	12.03%
Tier 1 leverage ratio	N/A	10.44%	10.08%

The Bank
Common equity tier 1 capital ratio	6.50%	13.56%	12.88%
Total risk-based capital ratio	10.00%	14.51%	13.78%
Tier 1 risk-based capital ratio	8.00%	13.56%	12.88%
Tier 1 leverage ratio	5.00%	11.19%	10.79%

(1) Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” as of March 31, 2018, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.  In addition to the above regulatory ratios, the Company’s GAAP common equity to asset ratio, which is used as a performance measurement for capital analysis and peer comparisons, increased from 8.41% at December 31, 2017 to 8.62% at March 31, 2018. The Company’s non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, increased from 8.07% at December 31, 2017 to 8.28% at March 31, 2018.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

The Company’s GAAP tangible common equity to tangible assets ratio was 8.28% at March 31, 2018, compared to 8.06% as of December 31, 2017.

	As of March 31,		As of December 31,
	2018		2017
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP

Tangible common equity
Total Equity	$204,001	$204,001	$200,350	$200,350
Less: Intangible assets	8,901	8,796	8,922	8,813
Tangible common equity	$195,100	$195,205	$191,428	$191,537

Tangible assets
Total assets	$2,366,485	$2,366,485	$2,383,429	$2,383,429
Less: Goodwill and intangible assets	8,901	8,796	8,922	8,813
Tangible assets	$2,357,584	$2,357,689	$2,374,507	$2,374,616

Common equity to total assets	8.62%	8.62%	8.41%	8.41%
Tangible common equity to tangible assets	8.28%	8.28%	8.06%	8.07%

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

Net cash inflows from operating activities were $9.0 million during the first three months of 2018, compared with net cash inflows of $6.7 million in the same period in 2017.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first three months of 2018 and 2017.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of outflows for the first three months of 2018 and 2017.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $3.3 million in the first three months of 2018, compared to net cash outflows of $87.2 million in the same period in 2017.  In the first three months of 2018, securities transactions accounted for net outflows of $16.3 million, and the principal change on loans accounted for net inflows of $17.2 million due to payoffs.  Proceeds from claims on BOLI, net of premiums paid, accounted for net inflows of $1.2 million.  In the first three months of 2017, securities transactions accounted for net outflows of $75.9 million, and net principal disbursed on loans accounted for net outflows of $12.7 million.  Proceeds from sales of OREO accounted for $1.3 million and $1.6 million in investing cash inflows for the first three months of 2018 and 2017, respectively.

Net cash outflows from financing activities in the first three months of 2018 were $20.2 million, compared with net cash inflows of $93.9 million in the first three months of 2017.  Net deposit inflows in the first three months of 2018 were $39.1 million compared to net deposit inflows of $70.4 million in the first three months of 2017.  Other short-term borrowings had net cash outflows related to FHLBC advances of $70.0 million in the first three months of 2018 and inflows of $15.0 million in the first three months of 2017.  Changes in securities sold under repurchase agreements accounted for $11.4 million and $9.0 million in net inflows in the first three months of 2018 and 2017, respectively.

Cash and cash equivalents for the three months ended March 31, 2018, totaled $47.9 million, as compared to $60.7 million as of March 31, 2017.  The reduction in the cash balance over the past year primarily reflects the deployment of funds commensurate with loan growth.

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

In March 2018, the Federal Reserve raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will move short-term interest rates higher up to two more times during 2018.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials have announced a schedule to end reinvestment in their securities portfolio starting in October 2017 which result in increases in long-term rates.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, interest rate risk exposure is maintained well within those guidelines and does not pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Company’s interest rate risk exposures at March 31, 2018 and December 31, 2017, are outlined in the table below.

The Company's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  The Company's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Company's balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 15 of the financial statements included in this quarterly report.  The risk is monitored and managed within approved policy limits.

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2017, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall. The change in income across the various interest rate scenarios as of March 2018 were similar to those of December 2017, with slightly greater rising-rate earnings gains and falling-rate earnings reductions. Loan growth during the quarter was primarily funded by increases in deposits.  Overall, management considers current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future. The Federal Funds rate and the Bank’s prime rate increased by 0.25% during the quarter to 1.75% and 4.75% respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
March 31, 2018
Dollar change	$(10,595)	$(5,151)	$(2,261)	$1,488	$2,928	$5,571
Percent change	(12.9)%	(6.3)%	(2.8)%	1.8%	3.6%	6.8%

December 31, 2017
Dollar change	$(9,447)	$(5,272)	$(2,382)	$1,375	$2,764	$5,273
Percent change	(12.0)%	(6.7)%	(3.0)%	1.7%	3.5%	6.7%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of March 31, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 1.A.  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1.A. “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: May 8, 2018