Form 10-Q
period 2018-06-30
OLD SECOND BANCORP INC
filed 2018-08-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from          to

Commission File Number 0-10537

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

Yes ☐        No ☒

As of August 3, 2018, the Registrant had 29,747,078 shares of common stock outstanding at $1.00 par value per share.

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

•

the integration of Greater Chicago Financial Corp.’s business and operations into the Company, which included conversion of Greater Chicago Financial Corp.’s operating systems and procedures, may have unanticipated adverse results relating to the Company’s existing businesses;

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$34,161	$37,444
Interest bearing deposits with financial institutions	31,147	18,389
Cash and cash equivalents	65,308	55,833
Securities available-for-sale, at fair value	543,644	541,439
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	9,093	10,168
Loans held-for-sale	5,206	4,067
Loans	1,849,162	1,617,622
Less: allowance for loan and lease losses	19,321	17,461
Net loans	1,829,841	1,600,161
Premises and equipment, net	42,532	37,628
Other real estate owned	8,912	8,371
Mortgage servicing rights, net	7,812	6,944
Goodwill and core deposit intangible	22,074	8,922
Bank-owned life insurance ("BOLI")	61,159	61,764
Deferred tax assets, net	27,812	25,356
Other assets	26,355	22,776
Total assets	$2,649,748	$2,383,429

Liabilities
Deposits:
Noninterest bearing demand	$620,807	$572,404
Interest bearing:
Savings, NOW, and money market	1,058,295	967,750
Time	482,749	382,771
Total deposits	2,161,851	1,922,925
Securities sold under repurchase agreements	54,038	29,918
Other short-term borrowings	76,625	115,000
Junior subordinated debentures	57,662	57,639
Senior notes	44,108	44,058
Notes payable and other borrowings	23,496	-
Other liabilities	22,154	13,539
Total liabilities	2,439,934	2,183,079

Stockholders’ Equity
Common stock	34,717	34,626
Additional paid-in capital	118,082	117,742
Retained earnings	157,796	142,959
Accumulated other comprehensive (loss) income	(4,487)	1,479
Treasury stock	(96,294)	(96,456)
Total stockholders’ equity	209,814	200,350
Total liabilities and stockholders’ equity	$2,649,748	$2,383,429

	June 30, 2018	December 31, 2017
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,716,589	34,625,734
Shares outstanding	29,747,078	29,627,086
Treasury shares	4,969,511	4,998,648

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$22,512	$17,385	$41,248	$33,994
Loans held-for-sale	35	37	55	61
Securities:
Taxable	2,392	2,607	4,562	5,570
Tax exempt	2,114	1,648	4,175	2,560
Dividends from FHLBC and FRBC stock	111	92	217	177
Interest bearing deposits with financial institutions	97	31	146	54
Total interest and dividend income	27,261	21,800	50,403	42,416
Interest expense
Savings, NOW, and money market deposits	501	233	845	456
Time deposits	1,444	1,025	2,619	2,004
Securities sold under repurchase agreements	104	4	183	6
Other short-term borrowings	276	146	605	252
Junior subordinated debentures	927	1,059	1,854	2,143
Senior notes	672	672	1,344	1,345
Notes payable and other borrowings	95	-	95	-
Total interest expense	4,019	3,139	7,545	6,206
Net interest and dividend income	23,242	18,661	42,858	36,210
Provision for loan and lease losses	1,450	750	728	750
Net interest and dividend income after provision for loan and lease losses	21,792	17,911	42,130	35,460
Noninterest income
Trust income	1,645	1,638	3,140	3,096
Service charges on deposits	1,769	1,615	3,361	3,233
Secondary mortgage fees	195	223	357	399
Mortgage servicing rights mark to market (loss) gain	(105)	(429)	200	(562)
Mortgage servicing income	627	444	1,079	879
Net gain on sales of mortgage loans	1,240	1,473	2,157	2,620
Securities gains (losses), net	312	(131)	347	(267)
Increase in cash surrender value of BOLI	351	350	599	709
Death benefit realized on bank-owned life insurance	-	-	1,026	-
Debit card interchange income	1,132	1,081	2,144	2,056
Gain on disposal and transfer of fixed assets, net	-	12	-	10
Other income	1,366	1,041	2,627	2,172
Total noninterest income	8,532	7,317	17,037	14,345
Noninterest expense
Salaries and employee benefits	12,355	10,545	22,562	21,118
Occupancy, furniture and equipment	1,652	1,462	3,210	3,028
Computer and data processing	2,741	1,112	4,085	2,202
FDIC insurance	165	165	321	313
General bank insurance	299	264	550	534
Amortization of core deposit intangible	97	25	118	50
Advertising expense	492	452	833	838
Debit card interchange expense	301	399	582	748
Legal fees	286	184	445	288
Other real estate expense, net	429	539	602	1,248
Other expense	3,469	2,839	6,332	5,673
Total noninterest expense	22,286	17,986	39,640	36,040
Income before income taxes	8,038	7,242	19,527	13,765
Provision for income taxes	1,777	2,096	3,777	4,192
Net income available to common stockholders	$6,261	$5,146	$15,750	$9,573

Basic earnings per share	$0.21	$0.17	$0.53	$0.32
Diluted earnings per share	0.21	0.17	0.52	0.32

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$6,261	$5,146	$15,750	$9,573

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(1,391)	6,596	(10,199)	10,827
Related tax benefit (expense)	392	(2,650)	2,876	(4,325)
Holding (losses) gains after tax on available-for-sale securities	(999)	3,946	(7,323)	6,502

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	312	(131)	347	(267)
Income tax (expense) benefit on net realized gains (losses)	(88)	52	(98)	106
Net realized gains (losses) after tax	224	(79)	249	(161)
Other comprehensive (loss) income on available-for-sale securities	(1,223)	4,025	(7,572)	6,663

Changes in fair value of derivatives used for cash flow hedges	515	(613)	1,794	(464)
Related tax (expense) benefit	(145)	245	(507)	184
Other comprehensive income on cash flow hedges	370	(368)	1,287	(280)

Total other comprehensive (loss) income	(853)	3,657	(6,285)	6,383
Total comprehensive income	$5,408	$8,803	$9,465	$15,956

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$15,750	$9,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of leasehold improvements	1,142	1,193
Change in fair value of mortgage servicing rights	(200)	562
Provision for loan and lease losses	728	750
Provision for deferred tax expense	3,468	4,052
Originations of loans held-for-sale	(72,820)	(75,079)
Proceeds from sales of loans held-for-sale	73,187	76,649
Net gains on sales of mortgage loans	(2,157)	(2,620)
Net premium amortization/discount (accretion) of purchase accounting adjustment on loans	(776)	(680)
Change in current income taxes receivable	197	(89)
Increase in cash surrender value of BOLI	(599)	(709)
Change in accrued interest receivable and other assets	(1,075)	1,665
Change in accrued interest payable and other liabilities	8,195	16,894
Net premium amortization/discount (accretion) on securities	1,388	773
Securities (gains) losses, net	(347)	267
Amortization of core deposit intangible	118	50
Amortization of junior subordinated debentures issuance costs	23	24
Amortization of senior notes issuance costs	50	52
Stock based compensation	1,098	625
Net gains on sale of other real estate owned	(104)	(178)
Provision for other real estate owned valuation losses	366	710
Net losses on disposal and transfer of fixed assets	-	(11)
Loss on transfer of premises to other real estate owned	-	1
Net cash provided by operating activities	27,632	34,474
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	20,136	78,564
Proceeds from sales of securities available-for-sale	92,746	100,856
Purchases of securities available-for-sale	(54,550)	(205,755)
Net disbursements/proceeds from sales (purchases) of FHLBC stock	2,624	(675)
Net change in loans	(4,418)	(64,755)
Proceeds from claims on BOLI, net of premiums paid	1,204	-
Improvements in other real estate owned	(59)	-
Proceeds from sales of other real estate owned, net of participation purchase	2,068	3,280
Proceeds from disposition of premises and equipment	-	13
Net purchases of premises and equipment	(710)	(375)
Cash paid for acquisition, net of cash and cash equivalents retained	(35,711)	-
Net cash provided by (used in) investing activities	23,330	(88,847)
Cash flows from financing activities
Net change in deposits	(9,587)	43,360
Net change in securities sold under repurchase agreements	18,497	10,646
Net change in other short-term borrowings	(49,298)	5,000
Payment of senior note issuance costs	-	(42)
Dividends paid on common stock	(594)	(592)
Purchase of treasury stock	(505)	(236)
Net cash (used in) provided by financing activities	(41,487)	58,136
Net change in cash and cash equivalents	9,475	3,763
Cash and cash equivalents at beginning of period	55,833	47,334
Cash and cash equivalents at end of period	$65,308	$51,097

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Six Months Ended June 30,
Supplemental cash flow information	2018	2017
Income taxes paid, net	$100	$230
Interest paid for deposits	3,295	2,448
Interest paid for borrowings	3,960	3,787
Non-cash transfer of loans to other real estate owned	2,380	3,525
Non-cash transfer of premises to other real estate owned	-	95

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			9,573			9,573
Other comprehensive income, net of tax				6,383		6,383
Dividends declared and paid			(592)			(592)
Vesting of restricted stock	92	(92)				-
Stock based compensation		625				625
Purchase of treasury stock					(236)	(236)
Balance, June 30, 2017	$34,626	$117,186	$137,986	$(2,379)	$(96,456)	$190,963

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			15,750			15,750
Other comprehensive loss, net of tax				(6,285)		(6,285)
Dividends declared and paid			(594)			(594)
Vesting of restricted stock	91	(758)			667	-
Reclassification of stranded tax effects			(319)	319		-
Stock based compensation		1,098				1,098
Purchase of treasury stock					(505)	(505)
Balance, June 30, 2018	$34,717	$118,082	$157,796	$(4,487)	$(96,294)	$209,814

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2017.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In addition to the significant accounting policies presented in our Form 10-K, as noted above, as a result of our acquisition of Greater Chicago Financial Corp. (“(GCFC”), and its wholly-owned subsidiary, ABC Bank, that closed in the second quarter of 2018, the Company has implemented accounting policies regarding purchased loans.   Loans purchased as a result of a business combination are recorded at estimated fair value on the acquisition date, with no carryover of the related allowance for loan and lease losses recorded by the acquiree at the time of purchase.  These loans are segregated into two classifications upon purchase:

1)

purchased non-credit impaired (“non-PCI”) loans, accounted for in accordance with FASB ASC Subtopic 310-20 “Nonrefundable Fees and Costs” (“ASC 310-20”), which have a discount attributable in part to credit quality.   Premiums and discounts created when ASC 310-20 loans are recorded at their fair values at acquisition are amortized over the remaining terms of the loans as an adjustment to the related loan’s yield; and

2)

purchased credit impaired (“PCI”) loans, accounted for under FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) as they display signs of credit deterioration.  Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is recognized on the acquired loans accounted for under ASC 310-30.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 was effective for annual reporting periods beginning after December 15, 2017.  The amendments could be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application was not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The objective of the issuance is to provide users of financial statements with more decision–useful information, by making targeted improvements to GAAP.  These targeted improvements included revisions to the methodology of accounting for equity investments, eliminating certain disclosures on fair value assumptions for financial instruments measured at amortized cost, and requiring public business entities to use the exit price notion, as defined in ASC 820, for the measurement of the fair value of financial instruments.  This standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this standard as of January 1, 2018.  Adoption of this standard resulted in the Company’s use of an exit price rather than an entrance price to determine the fair value of loans and deposits not already measured at fair value on a non-recurring basis in the consolidated balance sheet disclosures; see Note 14–Fair Value of Financial Instruments  for further information regarding the valuation processes.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was included which created a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will affect lessees primarily, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  The Company is in the process of identifying all lease arrangements, methodology of tracking, and practical expedients that may be applied, such as the cumulative effect adjustment in equity upon adoption as of January 1, 2019, compared to a retroactive adoption.  We will continue to assess the impact of ASU 2016-02 on our accounting and disclosures.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and is in the process of accumulating historical data by loan pools and collateral classifications, and completing model option evaluations to support future risk assessments.

In March 2017, the FASB issued ASU No. 2017-08 “Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).”  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium is required to be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company adopted ASU 2017-08 as a change in accounting principle in the third quarter of 2017 on a modified retrospective basis, which required the Company to reflect its adoption effective January 1, 2017.  The effect of amortizing the premium over a shorter period will continue to decrease future quarterly net interest income over the call period until the premium is fully amortized.  As a result of management’s analysis, the impact of the change in accounting principle as a result of ASU 2017-08 to adjust beginning of year retained earnings was considered insignificant and, accordingly, the impact was adjusted through 2017 earnings.  Net interest income, net income and diluted earnings per share (“EPS”) were previously reported as $22.1 million, $5.5 million, and $0.18 for the quarter ended June 30, 2017, and $42.9 million, $10.0 million, and $0.33 for the six months ended June 30, 2017.  The effect of the adoption of ASU 2017-08 resulted in the currently reported totals of net interest income, net income and diluted EPS of $21.8 million, $5.1 million, and $0.17 for the quarter ended June 30, 2017, and $42.4 million, $9.6 million, and $0.32 for the six months ended June 30, 2017.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU was issued in response to the enactment of tax bill H.R.1 “Tax Cuts and Jobs Act”, which resulted in “stranding” the tax effects of items within accumulated other comprehensive income related to the adjustment of deferred taxes due to the reduction of the federal corporate income tax rate.  The amendments proposed allow the reclassification of these stranded tax effects to retained earnings, and were effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate tax rate is recognized.  The Company adopted ASU 2018-02 as of January 1, 2018, and a reclassification of $319,000, net, was recorded, which increased accumulated other comprehensive income and reduced retained earnings with the adoption of the accounting standard.

Subsequent Events

On July 17, 2018, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on August 6, 2018, to stockholders of record as of July 27, 2018; dividends of $297,000 were paid to stockholders on August 6, 2018.

Note 2 – Acquisitions

On April 20, 2018, the Company acquired Greater Chicago Financial Corp. (“GCFC”), and its wholly owned subsidiary, ABC Bank, which operates four branches in the Chicago metro area.  In addition to the acquisition price of $41.1 million, the Company retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million, including interest due.  The purchase and the debentures’ retirement were funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction. The Company acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits. Purchase accounting adjustments recorded in the second quarter of 2018 include a loan valuation mark of $11.2 million, a core deposit intangible of $3.1 million, a fixed asset valuation adjustment of $1.5 million, and goodwill of $9.9 million.  In addition, a deferred tax asset of $3.5 million was recorded as of the date of acquisition based on analysis of the fair value of assets acquired, less liabilities assumed.  None of the $9.9 million recorded as goodwill is expected to be deductible for tax purposes.  Acquisition related costs incurred by the

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Company for the six months ended June 30, 2018, totaled $3.4 million, pretax, and included $1.2 million of salaries and employee benefits related expenses, and $1.8 million of data processing, computer and ATM related conversion costs.

The assets and liabilities associated with the acquisition of GCFC were recorded in the Consolidated Balance Sheets at estimated fair value as of the acquisition date. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, as noted below.  The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While the Company believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments are, and if necessary, will be  prospectively reflected in future filings, and may impact loans, other assets, notes payable and other borrowings, deferred tax assets, net, and goodwill.

The below table summarizes the assets acquired, less the liabilities assumed, related to the GCFC/ABC Bank acquisition.  All amounts are listed at their estimated fair values as of date of acquisition, and have been accounted for under the acquisition method of accounting.

GCFC/ABC Bank Acquisition Summary
As of Date of Acquisition
April 20, 2018
Assets
Cash and due from banks	$6,669
Interest bearing deposits with financial institutions	500
Securities available-for-sale, at fair value	72,091
Federal funds sold	4,300
FHLBC stock	1,549
Loans	227,594
Premises and equipment	5,339
Other real estate owned	432
Goodwill and core deposit intangible	12,957
Deferred tax assets, net	3,456
Other assets	2,083
Total assets	$336,970

Liabilities
Noninterest bearing demand	$58,005
Savings, NOW and money market	91,494
Time	98,999
Total deposits	248,498
Securities sold under repurchase agreements	5,624
Other short-term borrowings	10,875
Notes payable and other borrowings	23,544
Other liabilities	1,249
Total liabilities	289,790

Cash consideration paid	47,180
Total Liabilities Assumed and Cash Consideration Paid for Acquisition	$336,970

Loans acquired in the GCFC acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which should be considered PCI loans, defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date, or non-PCI loans, as addressed in the Company’s significant accounting policies.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table represents the acquired loans as of date of acquisition and as of June 30, 2018:

	April 20, 2018		June 30, 2018
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,306	$11,214	$208,929
Contractually required principal and interest payment	19,447	219,488	18,989	211,341
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	6,402	2,119
Best estimate of contractual cash flows expected to be collected	12,910	216,977	12,587	209,222

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $4.3 million at June 30, 2018, and $5.4 million at December 31, 2017. FRBC stock was recorded at $4.8 million at both June 30, 2018, and December 31, 2017.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table summarizes the amortized cost and fair value of the securities portfolio at June 30, 2018, and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,004	$-	$(128)	$3,876
U.S. government agencies	12,369	-	(153)	12,216
U.S. government agencies mortgage-backed	14,011	-	(604)	13,407
States and political subdivisions	279,007	1,640	(4,535)	276,112
Corporate bonds	685	21	(6)	700
Collateralized mortgage obligations	63,778	60	(2,406)	61,432
Asset-backed securities	110,053	1,011	(1,801)	109,263
Collateralized loan obligations	66,489	223	(74)	66,638
Total securities available-for-sale	$550,396	$2,955	$(9,707)	$543,644

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,002	$-	$(55)	$3,947
U.S. government agencies	13,062	8	(9)	13,061
U.S. government agencies mortgage-backed	12,372	7	(165)	12,214
States and political subdivisions	272,240	7,116	(1,264)	278,092
Corporate bonds	823	21	(11)	833
Collateralized mortgage obligations	66,892	202	(1,155)	65,939
Asset-backed securities	113,983	862	(1,913)	112,932
Collateralized loan obligations	54,271	251	(101)	54,421
Total securities available-for-sale	$537,645	$8,467	$(4,673)	$541,439

The fair value, amortized cost and weighted average yield of debt securities at June 30, 2018, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$10,550	2.10%	$10,540
Due after one year through five years	4,689	2.20	4,576
Due after five years through ten years	5,343	3.27	5,413
Due after ten years	275,483	2.98	272,375
	296,065	2.94	292,904
Mortgage-backed and collateralized mortgage obligations	77,789	3.11	74,839
Asset-backed securities	110,053	3.23	109,263
Collateralized loan obligations	66,489	4.34	66,638
Total securities available-for-sale	$550,396	3.19%	$543,644

At June 30, 2018, the Company’s investments included $92.5 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $10.9 million, or 11.44%, of outstanding principal.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company has invested in securities issued from three originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	June 30, 2018
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,685	$26,754
Towd Point Mortgage Trust	28,966	28,080
Student Loan Marketing Association	25,780	26,176

Securities with unrealized losses at June 30, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
June 30, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$128	$3,876	-	$-	$-	1	$128	$3,876
U.S. government agencies	4	153	12,216	-	-	-	4	153	12,216
U.S. government agencies mortgage-backed	7	356	8,968	5	248	4,439	12	604	13,407
States and political subdivisions	43	3,264	141,455	2	1,271	3,849	45	4,535	145,304
Corporate bonds	-	-	-	1	6	198	1	6	198
Collateralized mortgage obligations	3	399	20,353	9	2,007	37,782	12	2,406	58,135
Asset-backed securities	3	65	8,451	6	1,736	56,539	9	1,801	64,990
Collateralized loan obligations	3	60	17,364	1	14	7,986	4	74	25,350
Total securities available-for-sale	64	$4,425	$212,683	24	$5,282	$110,793	88	$9,707	$323,476

	Less than 12 months			12 months or more
December 31, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$55	$3,947	-	$-	$-	1	$55	$3,947
U.S. government agencies	2	9	6,550	-	-	-	2	9	6,550
U.S. government agencies mortgage-backed	4	24	5,501	5	141	4,843	9	165	10,344
States and political subdivisions	13	1,237	45,985	1	27	1,512	14	1,264	47,497
Corporate bonds	-	-	-	1	11	332	1	11	332
Collateralized mortgage obligations	3	31	11,534	8	1,124	40,219	11	1,155	51,753
Asset-backed securities	-	-	-	7	1,913	61,745	7	1,913	61,745
Collateralized loan obligations	3	101	29,313	-	-	-	3	101	29,313
Total securities available-for-sale	26	$1,457	$102,830	22	$3,216	$108,651	48	$4,673	$211,481

Recognition of other-than-temporary impairment was not necessary as of the three and six months ended June 30, 2018.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities available-for-sale	2018	2017	2018	2017
Proceeds from sales of securities	$90,224	$36,468	$92,746	$100,856
Gross realized gains on securities	312	71	347	437
Gross realized losses on securities	-	(202)	-	(704)
Securities realized gains (losses), net	$312	$(131)	$347	$(267)
Income tax (expense) benefit on net realized gains (losses)	(88)	52	(98)	106

The majority of the net realized losses in the prior year were incurred as the portfolio was repositioned during 2017 to invest in higher yielding tax exempt municipal securities.

Securities valued at $311.4 million as of June 30, 2018, an increase from $301.0 million at year-end 2017, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans

Major classifications of loans were as follows:

	June 30, 2018	December 31, 2017
Commercial	$299,536	$272,851
Leases	66,687	68,325
Real estate - commercial	808,264	750,991
Real estate - construction	115,486	85,162
Real estate - residential	404,908	313,397
Home equity lines of credit "HELOC"	127,986	112,833
Other [1]	13,969	13,384
Total loans, excluding deferred loan costs and PCI loans	1,836,836	1,616,942
Net deferred loan costs	1,112	680
Total loans, excluding PCI loans	1,837,948	1,617,622
PCI loans, net of purchase accounting adjustments	11,214	-
Total loans	$1,849,162	$1,617,622

1 The “Other” class includes consumer and overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 78.8% and 78.0% of the portfolio at June 30, 2018, and December 31, 2017, respectively.  The PCI loans, net of purchase accounting adjustments, reflect purchase credit impaired loans as of June 30, 2018, related to the Company’s second quarter acquisition of ABC Bank.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
June 30, 2018	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$210	$-	$-	$210	$299,326	$-	$299,536	$-
Leases	-	-	-	-	66,687	-	66,687	-
Real estate - commercial
Owner occupied general purpose	903	-	450	1,353	172,922	823	175,098	477
Owner occupied special purpose	1,981	-	-	1,981	194,604	426	197,011	-
Non-owner occupied general purpose	3,282	-	174	3,456	279,599	39	283,094	178
Non-owner occupied special purpose	-	-	-	-	87,704	3,099	90,803	-
Retail properties	-	-	-	-	47,582	-	47,582	-
Farm	-	-	-	-	14,676	-	14,676	-
Real estate - construction
Homebuilder	-	-	-	-	7,649	-	7,649	-
Land	-	-	-	-	9,168	-	9,168	-
Commercial speculative	-	-	-	-	39,730	-	39,730	-
All other	59	-	442	501	58,245	193	58,939	475
Real estate - residential
Investor	466	108	38	612	72,896	371	73,879	40
Multifamily	232	-	-	232	191,883	-	192,115	-
Owner occupied	710	208	-	918	134,265	3,731	138,914	-
HELOC	599	172	49	820	126,443	723	127,986	50
Other [1]	39	-	-	39	15,026	16	15,081	-
Total, excluding PCI loans	$8,481	$488	$1,153	$10,122	$1,818,405	$9,421	$1,837,948	$1,220
PCI loans, net of purchase accounting adjustments	387	-	-	387	7,850	2,977	11,214
Total	$8,868	$488	$1,153	$10,509	$1,826,255	$12,398	$1,849,162	$1,220

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2017	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$995	$275	$-	$1,270	$271,581	$-	$272,851	$-
Leases	-	-	-	-	68,147	178	68,325	-
Real estate - commercial
Owner occupied general purpose	1,136	-	-	1,136	144,267	455	145,858	-
Owner occupied special purpose	226	-	-	226	170,546	342	171,114	-
Non-owner occupied general purpose	-	593	-	593	273,203	1,163	274,959	-
Non-owner occupied special purpose	-	-	248	248	92,923	-	93,171	254
Retail properties	-	-	-	-	49,538	1,081	50,619	-
Farm	-	-	-	-	15,270	-	15,270	-
Real estate - construction
Homebuilder	129	-	-	129	2,221	-	2,350	-
Land	1,124	-	-	1,124	1,319	-	2,443	-
Commercial speculative	-	-	-	-	32,028	-	32,028	-
All other	-	-	-	-	48,140	201	48,341	-
Real estate - residential
Investor	-	-	-	-	55,248	372	55,620	-
Multifamily	-	-	-	-	125,049	4,723	129,772	-
Owner occupied	74	-	-	74	123,257	4,674	128,005	-
HELOC	491	278	-	769	110,872	1,192	112,833	-
Other [1]	37	-	-	37	14,019	7	14,063	-
Total	$4,212	$1,146	$248	$5,606	$1,597,628	$14,388	$1,617,622	$254

1 The “Other” class includes consumer, overdrafts and net deferred costs.

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators by class of loans were as follows:

June 30, 2018		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$298,512	$631	$393	$-	$299,536
Leases	66,148	-	539	-	66,687
Real estate - commercial
Owner occupied general purpose	166,962	4,915	3,221	-	175,098
Owner occupied special purpose	195,009	254	1,748	-	197,011
Non-owner occupied general purpose	275,728	4,899	2,467	-	283,094
Non-owner occupied special purpose	87,704	-	3,099	-	90,803
Retail Properties	45,755	-	1,827	-	47,582
Farm	13,428	-	1,248	-	14,676
Real estate - construction
Homebuilder	7,649	-	-	-	7,649
Land	9,168	-	-	-	9,168
Commercial speculative	39,730	-	-	-	39,730
All other	56,443	2,130	366	-	58,939
Real estate - residential
Investor	72,759	91	1,029	-	73,879
Multifamily	188,813	-	3,302	-	192,115
Owner occupied	133,485	1	5,428	-	138,914
HELOC	126,353	-	1,633	-	127,986
Other [1]	15,063	-	18	-	15,081
Total, excluding PCI loans	$1,798,709	$12,921	$26,318	$-	$1,837,948
PCI loans, net of purchase accounting adjustments	-	-	11,214	-	11,214
Total	$1,798,709	$12,921	$37,532	$-	$1,849,162

December 31, 2017		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$270,889	$1,962	$-	$-	$272,851
Leases	67,500	-	825	-	68,325
Real estate - commercial
Owner occupied general purpose	142,843	1,927	1,088	-	145,858
Owner occupied special purpose	169,621	1,152	341	-	171,114
Non-owner occupied general purpose	271,731	2,065	1,163	-	274,959
Non-owner occupied special purpose	89,582	-	3,589	-	93,171
Retail Properties	48,321	1,217	1,081	-	50,619
Farm	11,755	1,029	2,486	-	15,270
Real estate - construction
Homebuilder	2,350	-	-	-	2,350
Land	2,443	-	-	-	2,443
Commercial speculative	32,028	-	-	-	32,028
All other	46,913	1,052	376	-	48,341
Real estate - residential
Investor	55,172	-	448	-	55,620
Multifamily	125,049	-	4,723	-	129,772
Owner occupied	122,178	561	5,266	-	128,005
HELOC	110,934	-	1,899	-	112,833
Other [1]	14,043	-	20	-	14,063
Total	$1,583,352	$10,965	$23,305	$-	$1,617,622

1 The “Other” class includes consumer, overdrafts and net deferred costs.

2 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $942,000 and $1.3 million in residential real estate loans in the process of foreclosure as of June 30, 2018, and December 31, 2017, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables set forth the recorded investments, unpaid principal balance and related allowance, excluding purchased credit-impaired loans, by class of loans for the June 30, 2018, periods:

				Six Months Ended
	As of June 30, 2018			June 30, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-
Leases	-	-	-	89	-
Commercial real estate
Owner occupied general purpose	911	985	-	683	3
Owner occupied special purpose	426	546	-	384	-
Non-owner occupied general purpose	39	81	-	601	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	541	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	193	226	-	197	-
Residential
Investor	371	468	-	371	-
Multifamily	-	-	-	2,362	-
Owner occupied	4,244	5,769	-	4,726	18
HELOC	741	860	-	933	1
Other [1]	16	16	-	11	-
Total impaired loans with no recorded allowance	6,941	8,951	-	10,898	22

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	-	-
Non-owner occupied special purpose	3,099	3,575	419	1,550	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	815	815	10	822	22
Multifamily	-	-	-	-	-
Owner occupied	3,646	3,646	45	3,544	73
HELOC	1,321	1,321	24	1,153	24
Other [1]	3	3	-	2	-
Total impaired loans with a recorded allowance	8,884	9,360	498	7,071	119
Total impaired loans	$15,825	$18,311	$498	$17,969	$141

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Impaired loans by class of loans as of December 31, 2017, and for the six months ended June 30, 2017, were as follows:

				Six Months Ended
	As of December 31, 2017			June 30, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$128	$-
Leases	178	213	-	293	-
Commercial real estate
Owner occupied general purpose	455	495	-	1,170	-
Owner occupied special purpose	342	498	-	376	-
Non-owner occupied general purpose	1,163	1,538	-	1,443	1
Non-owner occupied special purpose	-	-	-	507	-
Retail properties	1,081	1,177	-	1,161	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	72	-
All other	201	229	-	180	-
Residential
Investor	372	676	-	1,708	20
Multifamily	4,723	4,965	-	2,412	-
Owner occupied	5,208	6,680	-	9,016	65
HELOC	1,125	1,313	-	2,227	15
Other [1]	7	8	-	105	-
Total impaired loans with no recorded allowance	14,855	17,792	-	20,798	101

With an allowance recorded
Commercial	-	-	-	-	-
Leases	-	-	-	120	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	123	-
Non-owner occupied special purpose	-	-	-	-	-
Retail properties	-	-	-	-	-
Farm	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-
Land	-	-	-	-	-
Commercial speculative	-	-	-	-	-
All other	-	-	-	-	-
Residential
Investor	829	829	10	-	-
Multifamily	-	-	-	-	-
Owner occupied	3,443	3,443	43	402	-
HELOC	985	985	91	-	-
Other [1]	-	-	-	-	-
Total impaired loans with a recorded allowance	5,257	5,257	144	645	-
Total impaired loans	$20,112	$23,049	$144	$21,443	$101

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Troubled debt restructurings (“TDRs”) are loans for which the contractual terms have been modified and both of these conditions exist: (1) there is a concession to the borrower and (2) the borrower is experiencing financial difficulties.  Loans are restructured on a case-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

by-case basis during the loan collection process with modifications generally initiated at the request of the borrower.  These modifications may include reduction in interest rates, extension of term, deferrals of principal, and other modifications.  The Bank participates in the U.S. Department of the Treasury’s (the “Treasury”) Home Affordable Modification Program (“HAMP”) which gives qualifying homeowners an opportunity to refinance into more affordable monthly payments.

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied special purpose
Other[1]	1	$110	$56	1	$110	$56
Real estate - residential
Owner occupied
HAMP[2]	1	49	39	1	49	39
Other[1]
HELOC
Rate[3]				1	24	24
Other[1]	3	305	287	7	523	503
Total	5	$464	$382	10	$706	$622

	TDR Modifications			TDR Modifications
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
HELOC
Other[1]	2	$155	$147	6	$399	$388
Total	2	$155	$147	6	$399	$388

1 Other:  Change of terms from bankruptcy court.

2 HAMP:  Home Affordable Modification Program.

3  Rate:  Refers to interest rate reduction.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the June 30, 2018, and June 30, 2017, for loans that were restructured within the 12 month period prior to default.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of June 30, 2018.

	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, April 1, 2018	$694	$-	$-	$694
Purchases	3,182	1,551	6,536	11,269
Accretion	(881)	(176)	-	(1,057)
Transfer[1]	-	(2)	(133)	(135)
Ending balance, June 30, 2018	$2,995	$1,373	$6,403	$10,771

1 Transfer was due to loans moved to OREO.

Note 5 – Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three and six months ended June 30, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Three months ended June 30, 2018
Beginning balance	$2,604	$617	$9,565	$1,143	$1,854	$1,535	$870	$18,188
Charge-offs	15	8	504	-	5	65	102	699
Recoveries	92	-	21	-	105	91	73	382
(Release) Provision	(5)	25	1,455	255	(136)	(171)	27	1,450
Ending balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321

Six months ended June 30, 2018
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	31	13	408	(16)	(55)	92	201	674
Recoveries	109	-	388	3	1,016	138	152	1,806
Provision (Release)	145	(45)	1,035	456	(1,099)	(102)	338	728
Ending balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321

Ending balance: Individually evaluated for impairment	$-	$-	$419	$-	$55	$24	$-	$498
Ending balance: Collectively evaluated for impairment	2,676	634	10,118	1,398	1,763	1,366	868	18,823
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321

Loans:
Ending balance: Individually evaluated for Impairment	$-	$-	$4,475	$193	$11,138	$-	$19	$15,825
Ending balance: Collectively evaluated for impairment	299,536	66,687	803,789	115,293	393,770	127,986	15,062	1,822,123
Ending balance: Acquired and accounted for ASC 310-30	2	-	4,146	1,556	5,509	-	1	11,214
Total ending loans balance	$299,538	$66,687	$812,410	$117,042	$410,417	$127,986	$15,082	$1,849,162

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three and six months ended June 30, 2017, were as follows:

Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Three months ended June 30, 2017
Beginning balance	$1,672	$603	$7,831	$978	$2,438	$1,340	$879	$15,741
Charge-offs	6	-	4	-	946	30	80	1,066
Recoveries	5	-	46	60	110	139	51	411
Provision (Release)	479	188	234	(181)	270	64	(304)	750
Ending balance	$2,150	$791	$8,107	$857	$1,872	$1,513	$546	$15,836

Six months ended June 30, 2017
Beginning balance	$1,629	$633	$9,547	$389	$2,178	$1,331	$451	$16,158
Charge-offs	7	117	278	4	977	194	180	1,757
Recoveries	7	-	81	78	153	238	128	685
Provision (Release)	521	275	(1,243)	394	518	138	147	750
Ending balance	$2,150	$791	$8,107	$857	$1,872	$1,513	$546	$15,836

Ending balance: Individually evaluated for impairment	$-	$98	$-	$-	$-	$-	$-	$98
Ending balance: Collectively evaluated for impairment	2,150	693	8,107	857	1,872	1,513	546	15,738
Total ending allowance balance	$2,150	$791	$8,107	$857	$1,872	$1,513	$546	$15,836

Loans:
Ending balance: Individually evaluated for impairment	$216	$460	$3,113	$220	$14,609	$1,971	$9	$20,598
Ending balance: Collectively evaluated for impairment	256,544	69,678	702,990	93,441	267,509	114,081	14,806	1,519,049
Total ending loan balance	$256,760	$70,138	$706,103	$93,661	$282,118	$116,052	$14,815	$1,539,647

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other real estate owned	2018	2017	2018	2017
Balance at beginning of period	$7,063	$13,481	$8,371	$11,916
Property additions	2,812	204	2,812	3,620
Property improvements	-	-	59	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	709	1,569	1,964	3,102
Period valuation adjustments	254	392	366	710
Balance at end of period	$8,912	$11,724	$8,912	$11,724

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$8,099	$9,659	$8,208	$9,982
Provision for unrealized losses	254	392	366	710
Reductions taken on sales	(5)	(1,747)	(226)	(2,388)
Other adjustments	-	-	-	-
Balance at end of period	$8,348	$8,304	$8,348	$8,304

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gain on sales, net	$(24)	$(104)	$(104)	$(178)
Provision for unrealized losses	254	392	366	710
Operating expenses	213	293	369	816
Less:
Lease revenue	14	42	29	100
Net OREO expense	$429	$539	$602	$1,248

Note 7 – Deposits

Major classifications of deposits were as follows:

	June 30, 2018	December 31, 2017
Noninterest bearing demand	$620,807	$572,404
Savings	301,832	262,220
NOW accounts	435,514	429,448
Money market accounts	320,949	276,082
Certificates of deposit of less than $100,000	249,049	216,493
Certificates of deposit of $100,000 through $250,000	175,174	122,489
Certificates of deposit of more than $250,000	58,526	43,789
Total deposits	$2,161,851	$1,922,925

Note 8 – Borrowings

The following table is a summary of borrowings as of June 30, 2018, and December 31, 2017.  Junior subordinated debentures are discussed in detail in Note 9:

	June 30, 2018	December 31, 2017
Securities sold under repurchase agreements	$54,038	$29,918
Other short-term borrowings [1]	76,625	115,000
Junior subordinated debentures	57,662	57,639
Senior notes	44,108	44,058
Notes payable and other borrowings	23,496	-
Total borrowings	$255,929	$246,615

1 Includes short-term FHLBC advances and the outstanding portion of an operating line of credit.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $54.0 million at June 30, 2018, and $29.9 million at December 31, 2017.  The fair value of the pledged collateral was $73.9 million at June 30, 2018, and $40.0 million at December 31, 2017.  At June 30, 2018, there was one customer with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of June 30, 2018, the Bank had $72.6 million in short-term advances outstanding under the FHLBC compared to $115.0 million outstanding as of December 31, 2017; $70.0 million of the June 30, 2018, balance was issued at 2.01%, and $2.6 million was issued at 1.40%.  The additional $4.0 million in other short-term borrowings as of June 30, 2018, was the outstanding portion of a $20.0 million line of credit the Company has with a correspondent bank for short-term funding needs, paying 3.73% as of the current quarter end; advances under the line can be outstanding up to 360 days from date of issuance.  The Bank also assumed $23.5 million of long-term FHLBC advances

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

with the ABC Bank acquisition, with maturities scheduled over the next 7.75 years and paying interest at rates in the range of 1.40% to 2.83 % as of June 30, 2018.

FHLBC stock held was valued at $4.3 million, and any potential FHLBC advances were collateralized by securities with a fair value of $76.7 million and loans with a principal balance of $296.3 million, which carried a FHLBC calculated combined collateral value of $295.5 million.  The Company had excess collateral of $150.1 million available to secure borrowings at June 30, 2018.

The Company also has $44.1 million of senior notes outstanding, net of deferred issuance costs, as of June 30, 2018 and December 31, 2017.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of June 30, 2018 and December 31, 2017, unamortized debt issuance costs related to the senior notes were $892,000 and $942,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter. The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.34% as of June 30, 2018, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of June 30, 2018, and December 31, 2017, unamortized debt issuance costs related to the junior subordinated debentures were $716,000 and $739,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of June 30, 2018, 169,791 shares remained available for issuance under the 2014 Plan.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

There were no stock options granted or exercised in the six months ended June 30, 2018 and 2017.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

A summary of stock option activity in the Plans for the six months ended June 30, 2018, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Beginning outstanding	9,000	$7.49	-	-
Canceled	-	-	-	-
Expired	-	-	-	-
Ending outstanding	9,000	$7.49	0.6	$64

Exercisable at end of period	9,000	$7.49	0.6	$64

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

There were 254,281 restricted awards issued under the 2014 Plan during the six months ended June 30, 2018, which included 140,000 shares granted under a new performance restricted stock unit agreement for select officers and all directors.  The performance period covers January 1, 2018 through December 31, 2020, and vesting will be based upon the achievement of certain key Company performance metrics, such as total shareholder return, earnings, and corporate efficiencies.  There were 170,000 restricted awards issued during the six months ended June 30, 2017.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $1.1 million and $645,000 in the first six months of 2018 and 2017, respectively.

A summary of changes in the Company’s unvested restricted awards for the six months ended June 30, 2018, is as follows:

	June 30, 2018
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	465,000	$7.79
Granted	254,281	13.98
Vested	(155,500)	5.14
Forfeited	-	-
Unvested at June 30	563,781	$11.31

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Total unrecognized compensation cost of restricted awards was $4.1 million as of June 30, 2018, which is expected to be recognized over a weighted-average period of 2.22 years.

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of June 30 (in thousands except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Weighted-average common shares outstanding	29,747,078	29,587,095	29,703,508	29,573,881
Net income	$6,261	$5,146	$15,750	$9,573
Basic earnings per share	$0.21	$0.17	$0.53	$0.32
Diluted earnings per share:
Weighted-average common shares outstanding	29,747,078	29,587,095	29,703,508	29,573,881
Dilutive effect of unvested restricted awards[1]	539,166	426,264	506,234	400,232
Dilutive effect of stock options and warrants	51,038	2,546	43,698	2,431
Diluted average common shares outstanding	30,337,282	30,015,905	30,253,440	29,976,544
Net Income	$6,261	$5,146	$15,750	$9,573
Diluted earnings per share	$0.21	$0.17	$0.52	$0.32

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	-	900,839	-	900,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation also includes a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of June 30, 2018, as it is considered dilutive.  The same warrant was not included as of June 30, 2017, because the warrant was anti-dilutive.  The ten-year warrant was issued in 2009, and was sold at auction by the U.S. Treasury in June 2013 to a third party investor.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At June 30, 2018, the Bank exceeded those thresholds.

At June 30, 2018, the Bank’s Tier 1 capital leverage ratio was 10.75%, an increase of 4 basis points from December 31, 2017, and is well above the 8.00% objective.  The Bank’s total capital ratio was 13.51%, an increase of 27 basis points from December 31, 2017, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of June 30, 2018, and December 31, 2017.

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

At June 30, 2018, and December 31, 2017, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$185,044	8.49%	$138,946	6.375%	N/A	N/A
Old Second Bank	273,950	12.62	138,386	6.375	$141,099	6.50%
Total capital to risk weighted assets
Consolidated	258,854	11.87	215,348	9.875	N/A	N/A
Old Second Bank	293,266	13.51	214,360	9.875	217,073	10.00
Tier 1 capital to risk weighted assets
Consolidated	239,538	10.99	171,643	7.875	N/A	N/A
Old Second Bank	273,950	12.62	170,947	7.875	173,661	8.00
Tier 1 capital to average assets
Consolidated	239,538	9.37	102,257	4.00	N/A	N/A
Old Second Bank	273,950	10.75	101,935	4.00	127,419	5.00

December 31, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$179,853	9.25%	$111,801	5.750%	N/A	N/A
Old Second Bank	249,417	12.88	111,347	5.750	$125,870	6.50%
Total capital to risk weighted assets
Consolidated	251,383	12.93	179,837	9.250	N/A	N/A
Old Second Bank	266,873	13.78	179,142	9.250	193,667	10.00
Tier 1 capital to risk weighted assets
Consolidated	233,927	12.03	140,978	7.250	N/A	N/A
Old Second Bank	249,417	12.88	140,394	7.250	154,917	8.00
Tier 1 capital to average assets
Consolidated	233,927	10.08	92,828	4.00	N/A	N/A
Old Second Bank	249,417	10.79	92,462	4.00	115,578	5.00

1  As of June 30, 2018, amounts are shown inclusive of a capital conservation buffer of 1.875%; as compared to December 31, 2017, of 1.25%.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at June 30, 2018, and December 31, 2017, respectively, measured by the Company at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,876	$-	$-	$3,876
U.S. government agencies	-	12,216	-	12,216
U.S. government agencies mortgage-backed	-	13,407	-	13,407
States and political subdivisions	-	257,663	18,449	276,112
Corporate bonds	-	700	-	700
Collateralized mortgage obligations	-	59,661	1,771	61,432
Asset-backed securities	-	109,263	-	109,263
Collateralized loan obligations	-	66,638	-	66,638
Loans held-for-sale	-	5,206	-	5,206
Mortgage servicing rights	-	-	7,812	7,812
Interest rate swap agreements	-	2,287	-	2,287
Mortgage banking derivatives	-	261	-	261
Total	$3,876	$527,302	$28,032	$559,210

Liabilities:
Interest rate swap agreements	$-	$2,287	$-	$2,287
Total	$-	$2,287	$-	$2,287

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,947	$-	$-	$3,947
U.S. government agencies	-	13,061	-	13,061
U.S. government agencies mortgage-backed	-	12,214	-	12,214
States and political subdivisions	-	263,831	14,261	278,092
Corporate bonds	-	833	-	833
Collateralized mortgage obligations	-	63,671	2,268	65,939
Asset-backed securities	-	112,932	-	112,932
Collateralized loan obligations	-	54,421	-	54,421
Loans held-for-sale	-	4,067	-	4,067
Mortgage servicing rights	-	-	6,944	6,944
Interest rate swap agreements	-	727	-	727
Mortgage banking derivatives	-	238	-	238
Total	$3,947	$525,995	$23,473	$553,415

Liabilities:
Interest rate swap agreements	$-	$2,014	$-	$2,014
Total	$-	$2,014	$-	$2,014

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	26	-	520
Included in other comprehensive income	31	(551)	-
Purchases, issuances, sales, and settlements
Purchases	-	19,934	-
Issuances	-	-	668
Settlements	(554)	(15,195)	(320)
Sales	-	-	-
Ending balance June 30, 2018	$1,771	$18,449	$7,812

	Six Months Ended June 30, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	23	-	(280)
Included in other comprehensive income	(1)	(289)	-
Purchases, issuances, sales, and settlements
Purchases	-	10,456	-
Issuances	-	-	601
Settlements	(463)	(12,045)	(282)
Sales	-	-	-
Ending balance June 30, 2017	$2,678	$20,348	$6,528

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of June 30, 2018:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,812	Discounted Cash Flow	Discount Rate	10.0 - 417.6%	10.2%
			Prepayment Speed	7.0 - 68.4%	8.2%

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

In addition to the above, Level 3 fair value measurement included $18.4 million for state and political subdivisions representing various local municipality securities and $1.8 million of collateralized mortgage obligations at June 30, 2018.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at June 30, 2017, was $20.3 million and collateralized mortgage obligation balance in Level 3 was $2.3 million at December 31, 2017.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at June 30, 2018, and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$8,386	$8,386
Other real estate owned, net[2]	-	-	8,912	8,912
Total	$-	$-	$17,298	$17,298

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $8.9 million and a valuation allowance of $498,000 resulting in an increase of specific allocations within the allowance for loan and lease losses of $90,000 for the six months ended June 30, 2018.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $8.9 million, which is made up of the outstanding balance of $18.2 million, net of a valuation allowance of $8.3 million and participations of $937,000 at June 30, 2018.

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

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For June 30, 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  This is not comparable with the fair value disclosures for December 31, 2017, which were estimated using an entrance price basis.  For December 31, 2017, fair values of variable rate loans and leases with no significant change in credit risk were based on carrying values.  The fair values of other loans and leases were estimated using discounted cash flow analyses which used interest rates being offered for loans and leases with similar terms to borrowers of similar credit quality. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,161	$34,161	$34,161	$-	$-
Interest bearing deposits with financial institutions	31,147	31,147	31,147	-	-
Securities available-for-sale	543,644	543,644	3,876	519,548	20,220
FHLBC and FRBC Stock	9,093	9,093	-	9,093	-
Loans held-for-sale	5,206	5,206	-	5,206	-
Loans, net	1,829,841	1,816,393	-	-	1,816,393
Accrued interest receivable	10,244	10,244	-	10,244	-

Financial liabilities:
Noninterest bearing deposits	$620,807	$620,807	$620,807	$-	$-
Interest bearing deposits	1,541,044	1,534,109	-	1,534,109	-
Securities sold under repurchase agreements	54,038	54,038	-	54,038	-
Other short-term borrowings	76,625	76,625	-	76,625	-
Junior subordinated debentures	57,662	59,471	33,267	26,204	-
Senior notes	44,108	46,743	-	46,743	-
Note payable and other borrowings	23,496	23,496	-	23,496	-
Borrowing interest payable	192	192	-	192	-
Deposit interest payable	800	800	-	800	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $59,000 will be reclassified as a reduction to interest expense.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2018 and December 31, 2017.

Fair Value of Derivative Instruments

			Asset Derivatives				Liability Derivatives
			June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Number of Transactions	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest Rate Products	1	25,774	Other Assets	507	Other Assets	-	Other Liabilities	-	Other Liabilities	1,287
Total derivatives designated as hedging instruments				507		-		-		1,287

Derivatives not designated as hedging instruments
Interest Rate Products	2	51,548	Other Assets	507	Other Assets	-	Other Liabilities	507	Other Liabilities	1,287
Other Contracts	3	15,857	Other Assets	-	Other Assets	-	Other Liabilities	5	Other Liabilities	13
Total derivatives not designated as hedging instruments				507		-		512		1,301

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $473,000 as of June 30, 2018, and a loss in AOCI of $632,000 as of June 30, 2017.   The amount of the gain (loss) reclassified from AOCI to interest income on the income statement totaled ($42,000) and ($18,000) for the three months ended June 30, 2018, and June 30, 2017, respectively.  The amount of the gain (loss) reclassified from AOCI to interest income or interest expense on the income statement totaled ($116,000) and ($18,000) for the six months ended June 30, 2018, and June 30, 2017, respectively.

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

As of June 30, 2018, there were no derivatives in a net liability position. As of June 30, 2018, the Company has not posted any collateral related to derivatives agreements.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of June 30, 2018, and December 31, 2017.

The following table is a summary of letter of credit commitments (in thousands):

	June 30, 2018			December 31, 2017
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$2,017	$5,320	$7,337	$177	$3,770	$3,947
Commercial standby	-	395	395	-	354	354
Performance standby	914	6,676	7,590	241	7,594	7,835
	2,931	12,391	15,322	418	11,718	12,136
Non-borrower:
Performance standby	-	67	67	-	142	142
Total letters of credit	$2,931	$12,458	$15,389	$418	$11,860	$12,278

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2018, as compared to December 31, 2017, and our results of operations for the three and six months ended June 30, 2018 and June 30, 2017.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2017.  The results of operations for the quarter and six months ended June 30, 2018, are not necessarily indicative of future results.

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

Financial Overview

Our community-focused banking franchise experienced total asset and overall market growth in the second quarter of 2018, as compared to the fourth quarter and second quarter of 2017, and we believe we are positioned for further growth as we continue to serve our customers’ needs in a competitive economic environment.  While industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected prior to the economic recession of 2007-2009, we are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships.

The following provides an overview of some of the factors impacting our financial performance for the three and six month period ending June 30, 2018:

•

This is the first quarter of results of operations that included our recent acquisition of Greater Chicago Financial Corp., and its wholly-owned subsidiary bank, ABC Bank, which closed on April 20, 2018.

•

Net income for the second quarter of 2018 was $6.3 million, or $0.21 per diluted share, compared to $5.1 million, or $0.17 per diluted share, for the second quarter of 2017.  Net income for the six months ended June 30, 2018, totaled $15.8 million, or $0.52 per diluted share, compared to $9.6 million, or $0.32 per diluted share for the six months ended June 30, 2017.

•

Net interest and dividend income was $23.2 million for the second quarter of 2018, compared to $18.7 million for the quarter ended June 30, 2017.  Net interest and dividend income was $42.9 million for the six months ended June 30, 2018, compared to $36.2 million for the like period in 2017.

•

Noninterest income was $8.5 million for the second quarter of 2018, which reflects an increase of $1.2 million, or 16.6%, compared to the second quarter of 2017.  Noninterest income was $17.0 million for the six months ended June 30, 2018, which reflected an 18.8% increase over the like period in 2017.

•

Noninterest expense was $22.3 million for the second quarter of 2018, which reflects an increase of $4.3 million, or 23.9%, from the second quarter of 2017.  For the six months ended June 30, 2018, noninterest expense totaled $39.6 million, an increase of $3.6 million, or 10.0%, over the like period in 2017.

•

Asset quality remained consistent, with nonperforming loans as a percent of total loans declining to 0.6% as of June 30, 2018 from 1.0% as of June 30, 2017.  We added $11.2 million of purchase credit impaired loans (“PCI loans”), net of purchase accounting adjustments, in our acquisition of ABC Bank in the second quarter of 2018.  PCI loans, net of purchase accounting adjustments, to total loans were 0.6% as of June 30, 2018.  We had no PCI loans before our acquisition of ABC Bank.

•

Income tax expense declined due to the enactment of the “Tax Cuts and Jobs Act,” which was effective as of January 1, 2018, and lowered the Federal corporate income tax rate to 21%, as well as income tax credits that were recorded in the first quarter of 2018 due to the vesting of restricted stock awards.

Recent Developments

On April 20, 2018, we completed our previously announced acquisition of Greater Chicago Financial Corp., and its wholly-owned bank subsidiary, ABC Bank.  In connection with the merger, Greater Chicago Financial Corp merged with and into the Company, with the Company as the surviving company in the merger.  Immediately following the merger, ABC Bank, an Illinois state-chartered bank and wholly owned subsidiary of Greater Chicago Financial Corp., merged with and into the Bank, with the Bank as the surviving bank.  With the acquisition of ABC Bank, we acquired four branches in the Chicago, Illinois, metropolitan area.  We acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits, in the acquisition.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry.  These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.  Changes in underlying factors, assumptions, or estimates could have a material impact on the Company’s future financial condition and results of operations.  The most critical of these significant accounting policies are the policies related to the allowance for loan and lease losses, fair valuation methodologies and income taxes.  In addition, as a result of our acquisition of Greater Chicago Financial Corporation and its wholly-owned subsidiary, ABC Bank, that closed on April 20, 2018, the Company has implemented accounting policies regarding loans purchased in a business combination, as discussed below and more fully described in Note 1 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Loans Acquired in Business Combinations

We record purchased loans at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, whether the loan has a fixed or variable interest rate, its term and whether or not the loan was amortizing, and our assessment of risk inherent in the cash flow estimates.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Purchased loans are segregated into two categories upon purchase: (1) loans purchased without evidence of deteriorated credit quality since origination, referred to as purchased non-credit impaired (“non-PCI”) loans, and (2) loans purchased with evidence of deteriorated credit quality since origination for which it is probable that all contractually required payments will not be collected, referred to as purchased credit impaired (“PCI”) loans.

We account for and evaluate PCI loans for impairment in accordance with the provisions of ASC 310-30.  We estimate the cash flows expected to be collected on purchased loans based upon the expected remaining life of the loans, which includes the effects of estimated prepayments.  Cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  We will perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Non-PCI loans outside the scope of ASC 310-30 are accounted for under ASC 310-20.  For non-PCI loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

No Other Material Changes in Significant Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described above, there have been no material changes to the Company’s significant accounting policies or the estimates made pursuant to those policies from those disclosed in our 2017 Annual Report on Form 10-K during the most recent quarter.

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

Results of Operations

Three months ended June 30, 2018 and 2017

Our net income before taxes was $8.0 million in the second quarter of 2018 compared to $7.2 million in the second quarter of 2017.  Net interest and dividend income increased $4.6 million, and noninterest income increased $1.2 million in the second quarter of 2018 compared to the second quarter of 2017.  These increases to income were partially offset by an increase in provision for loan and lease losses of $700,000, and an increase of $4.3 million in noninterest expense due primarily to acquisition related costs incurred in 2018, which totaled $3.3 million, pretax, for the quarter.

The increase in net interest and dividend income stems from the rising interest rate environment, as well as loan growth due to the ABC Bank acquisition.  Loans acquired, net of the purchase accounting adjustments, totaled $227.6 million in the second quarter of 2018.  Loans and loans held for sale yielded 5.0% in the second quarter of 2018, compared to 4.57% in the second quarter of 2017.

Management has remained diligent in reviewing our loan portfolio to analyze and to determine if charge-offs are required.  In the second quarter of 2018, management’s review of the loan portfolio concluded that additional provision expense of $1.5 million was appropriate, based on analysis of the allowance and loan portfolio held.  The analysis methodology incorporated an adjustment in the second quarter of 2018 to include minimal charge-off assumptions for the five year historical look back period, as the Company has experienced a high rate or recoveries in the last few years, and management does not believe this recovery rate is sustainable in the long term.  In addition, management assigned a slightly elevated qualitative factor to variable rate commercial and HELOC loans due to the rising interest rate environment.  Management determined an additional provision for loan and lease losses of $750,000 was appropriate for the quarter ended June 30, 2017.

Earnings for the second quarter of 2018 were $0.21 per diluted share on $6.3 million of net income, as compared to $0.17 per diluted share on net income of $5.1 million for the second quarter of 2017.  Earnings in the 2018 period, compared to the like 2017 period, were positively impacted by increased loan volumes due to the ABC Bank acquisition, as well as the favorable impact of a rising interest rate environment and the federal income tax rate reduction to 21% from 35% stemming from the “Tax Cuts and Jobs Act” passed in late 2017.

Six months ended June 30, 2018 and 2017

Our net income before taxes was $19.5 million for the six months ended June 30, 2018, compared to $13.8 million for the six months ended June 30, 2017.  Net interest and dividend income increased $6.7 million, and noninterest income increased $2.7 million for the six months ended June 30, 2018, compared to the like period in 2017.  The increase in net interest income was driven by rising interest rates and the ABC Bank acquisition, while the increase in noninterest income was primarily due to a $1.0 million death benefit received on a BOLI claim in the first quarter of 2018, as well as increases in mortgage servicing rights interest rate driven mark to market adjustments.  These increases to income were partially offset by a $3.6 million increase in noninterest expenses in the 2018 period due primarily to acquisition related costs incurred year to date of $3.4 million, pretax.

Earnings for the six month period ending June 30, 2018, were $0.52 per diluted share on $15.8 million of net income, as compared to $0.32 per diluted share on net income of $9.6 million for the six month period ending June 30, 2017.  Earnings in the 2018 period, compared to the like 2017 period, were positively impacted by increased loan volumes due to the ABC Bank acquisition, recoveries on a few nonperforming credits and the BOLI death benefit in the first quarter of 2018, as well as the favorable impact of a rising interest rate environment and the federal income tax rate reduction to 21% from 35% stemming from the “Tax Cuts and Jobs Act” passed in late 2017.  The performance of our loan portfolio, the impact of the restructuring of our securities portfolio into higher yielding instruments and organic loan growth in the year over year period also contributed to the increase in earnings for the 2018 period

Net Interest Income

Net interest income, which is our primary source of earnings, is the difference between interest income earned on interest-earning assets, such as loans and investment securities, as well as accretion income on purchased loans, and interest incurred on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.  Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.

Three months ended June 30, 2018 and 2017

Net interest and dividend income increased by $4.6 million from $18.7 million for the quarter ended June 30, 2017, to $23.2 million for the quarter ended June 30, 2018.  Our interest and dividend income increased $4.1 million, or 17.8%, for the quarter ended June 30, 2018 compared to the first quarter of 2018, and reflected an increase of $5.5 million, or 25.1%, compared to the second quarter of 2017.  Tax equivalent interest and dividend income increased by $5.1 million from $22.7 million for the quarter ended June 30, 2017, to $27.8 million for the quarter ended June 30, 2018.  Average earning assets for the quarter ended June 30, 2018, were $2.39 billion reflecting an increase of $217.2 million compared to the first quarter of 2018, and an increase of $276.5 million compared to the second quarter of 2017.  Total average loans, including loans held-for-sale, totaled $1.81 billion in the second quarter of 2018, which reflected an increase of $206.1 million compared to the first quarter of 2018, and an increase of $299.9 million compared to the second quarter of 2017.  The growth in average balances and resultant interest income was primarily due to $227.6 million of loans acquired, net of purchase accounting adjustments, in our acquisition of ABC Bank on April 20, 2018.  In addition, the rising interest rate environment in the 2018 period and the repositioning on our securities portfolio over the past year has driven higher yields and growth in interest and dividend income.  Total securities yields have increased by 15 basis points for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, due to the repositioning of our portfolio into higher yielding tax exempt securities.  Our average tax exempt securities portfolio increased by $61.4 million in the second quarter of 2018 compared to the second quarter of 2017; yields have declined in the portfolio on a tax equivalent basis due to the lower federal income tax rate effective in 2018.

Quarterly average interest bearing liabilities increased $162.1 million, or 10.2%, as of June 30, 2018, compared to March 31, 2018, and increased $178.5 million, or 11.4%, compared to June 30, 2017.  Growth from the prior periods was primarily due to deposits of $248.5 million, net of purchase accounting adjustments, recorded in our acquisition of ABC Bank in the second quarter of 2018.  In addition, an increase in the average balances of securities sold under repurchase agreements, as well as other short-term borrowed funds, which primarily consist of FHLBC advances, was reflected.  The short-term FHLBC advances were impacted by the higher interest rate environment in the second quarter of 2018, reflecting a cost of funds of 1.90% compared to 1.53% for the first quarter of 2018, and 0.99% for the second quarter of 2017.  The rate on our junior subordinated debentures declined in the second quarter of 2018, compared to the second quarter of 2017, due to the rate conversion on the debt from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge that resulted in a reduction in the total interest rate paid on the debt from 6.77% prior to June 15, 2017, to 4.34% as June 30, 2018.  This rate conversion and hedge resulted in a reduction of $132,000 of expense related to our interest on our junior subordinated debt in the second quarter of 2018 compared to the second quarter of 2017.

Our net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 3.99% in the second quarter of 2018, reflecting a 23 basis point increase from the first quarter of 2018, and an increase of 28 basis points from the second quarter of 2017.  The average tax-equivalent yield on earning assets increased to 4.67% for the second quarter of 2018, compared to 4.42% for the first quarter of 2018 and 4.26% for the second quarter of 2017.  Increases in net interest margin and yield on average earning assets for the second quarter of 2018 compared to the second quarter of 2017 was attributable to growth in loan volumes and rates, as well as the restructuring of our securities portfolio into higher yielding tax exempt holdings, as discussed above.  The cost of funds on interest bearing liabilities was 0.92% for the second quarter of 2018, 0.90% for the first quarter of 2018, and 0.80% for the second quarter of 2017.  The increase in our cost of funds in each period was driven by the rising interest rate environment, specifically impacting the rates on newly issued time deposits and FHLBC advances.

Six months ended June 30, 2018 and 2017

Net interest and dividend income increased by $6.6 million from $36.2 million for the six months ended June 30, 2017, to $42.9 million for the six months ended June 30, 2018.  Our interest and dividend income increased $8.0 million, or 18.8%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Tax equivalent interest and dividend income increased by $7.7 million from $43.8 million for the six months ended June 30, 2017, to $51.5 million for the six months ended June 30, 2018.

Our net interest margin (on a tax equivalent basis) for the six months ended June 30, 2018, was 3.88% compared to 3.63% for the like 2017 period, reflecting a 25 basis point increase.  Average earning assets for the six months ended June 30, 2018, were $2.28 billion, reflecting an increase of $190.7 million compared to the six months ended June 30, 2017.  The yield on average earning assets for the six months ended June 30, 2018, was 4.55%, compared to 4.17% for the six months ended June 30, 2017.  Average interest bearing liabilities for the six months ended June 30, 2018, increased $105.3 million, or 6.8%, compared to the six months ended June 30, 2017.  The cost of funds for the six months ended June 30, 2018, was 91 basis points, compared to the cost of funds of 80 basis points for the like 2017 period.  Growth in volumes and rates has resulted in an increase for all line items presented, excluding the junior subordinated debentures.  The rate on our junior subordinated debentures declined 95 basis points in the six months ended June 30, 2018, compared to the like 2017 period, due to the rate conversion on the debt from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017, as described above.

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

The following tables set forth certain information relating to the Company’s average consolidated balance sheets and reflect the yield on average earning assets and cost of average interest bearing liabilities for the periods indicated.  These yields reflect the related interest, on an annualized basis, divided by the average balance of assets or liabilities over the applicable period.  Average balances are derived from daily balances.  For purposes of discussion, net interest income and net interest income to total earning assets in the following tables have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 21% in 2018 and 35% in 2017 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$19,161	$97	2.03	$13,819	$49	1.44	$11,938	$31	1.03
Securities:
Taxable	268,591	2,392	3.57	269,330	2,170	3.27	361,504	2,607	2.88
Non-taxable (TE)	286,611	2,676	3.74	279,831	2,609	3.78	225,182	2,536	4.50
Total securities	555,202	5,068	3.66	549,161	4,779	3.53	586,686	5,143	3.51
Dividends from FHLBC and FRBC	8,619	111	5.17	8,920	106	4.82	7,699	92	4.78
Loans and loans held-for-sale[1]	1,809,077	22,552	5.00	1,602,947	18,767	4.75	1,509,188	17,445	4.57
Total interest earning assets	2,392,059	27,828	4.67	2,174,847	23,701	4.42	2,115,511	22,711	4.26
Cash and due from banks	36,720	-	-	29,776	-	-	39,425	-	-
Allowance for loan and lease losses	(18,494)	-	-	(18,263)	-	-	(15,779)	-	-
Other noninterest bearing assets	176,608	-	-	166,507	-	-	189,928	-	-
Total assets	$2,586,893			$2,352,867			$2,329,085

Liabilities and Stockholders' Equity
NOW accounts	$443,586	$238	0.22	$429,301	$176	0.17	$432,248	$107	0.10
Money market accounts	317,775	193	0.24	275,334	109	0.16	280,482	86	0.12
Savings accounts	298,240	70	0.09	266,363	59	0.09	265,066	40	0.06
Time deposits	460,909	1,444	1.26	382,422	1,175	1.25	392,779	1,025	1.05
Interest bearing deposits	1,520,510	1,945	0.51	1,353,420	1,519	0.46	1,370,575	1,258	0.37
Securities sold under repurchase agreements	44,655	104	0.93	40,275	79	0.80	35,652	4	0.05
Other short-term borrowings	58,199	276	1.90	87,444	329	1.53	58,572	146	0.99
Junior subordinated debentures	57,657	927	6.45	57,645	927	6.52	57,609	1,059	7.35
Senior notes	44,096	672	6.11	44,071	672	6.18	43,995	672	6.11
Notes payable and other borrowings	19,795	95	1.92	-	-	-	-	-	-
Total interest bearing liabilities	1,744,912	4,019	0.92	1,582,855	3,526	0.90	1,566,403	3,139	0.80
Noninterest bearing deposits	618,765	-	-	554,624	-	-	557,265	-	-
Other liabilities	15,679	-	-	13,969	-	-	18,047	-	-
Stockholders' equity	207,537	-	-	201,419	-	-	187,370	-	-
Total liabilities and stockholders' equity	$2,586,893			$2,352,867			$2,329,085
Net interest income (TE)		$23,809			$20,175			$19,572
Net interest income (TE)
to total earning assets			3.99			3.76			3.71
Interest bearing liabilities to earning assets	72.95%			72.78%			74.04%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fees of $233,000, $182,000 and $573,000 for the second quarter of 2018, the first quarter of 2018, and the second quarter of 2017, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Interest and Rates
Six Months Ended June 30, 2018, and 2017
(In thousands - unaudited)

	2018			2017
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$16,505	$146	1.78	$12,029	$54	0.89
Securities:
Taxable	268,959	4,562	3.42	391,646	5,570	2.84
Non-taxable (TE)	283,240	5,285	3.76	183,708	3,939	4.29
Total securities	552,199	9,847	3.60	575,354	9,509	3.31
Dividends from FHLBC and FRBC	8,769	217	4.99	7,657	177	4.62
Loans and loans held-for-sale[1]	1,706,581	41,319	4.88	1,498,268	34,100	4.53
Total interest earning assets	2,284,054	51,529	4.55	2,093,308	43,840	4.17
Cash and due from banks	33,267	-	-	36,521	-	-
Allowance for loan and lease losses	(18,379)	-	-	(16,034)	-	-
Other noninterest bearing assets	171,585	-	-	191,374	-	-
Total assets	$2,470,527			$2,305,169

Liabilities and Stockholders' Equity
NOW accounts	$436,483	$414	0.19	$429,443	$208	0.10
Money market accounts	296,672	302	0.21	282,042	169	0.12
Savings accounts	282,390	129	0.09	262,240	79	0.06
Time deposits	421,882	2,619	1.25	393,579	2,004	1.03
Interest bearing deposits	1,437,427	3,464	0.49	1,367,304	2,460	0.36
Securities sold under repurchase agreements	42,477	183	0.87	32,745	6	0.04
Other short-term borrowings	72,741	605	1.68	57,348	252	0.87
Junior subordinated debentures	57,651	1,854	6.49	57,603	2,143	7.44
Senior notes	44,084	1,344	6.15	43,987	1,345	6.12
Notes payable and other borrowings	9,952	95	1.92	-	-	-
Total interest bearing liabilities	1,664,332	7,545	0.91	1,558,987	6,206	0.80
Noninterest bearing deposits	586,871	-	-	541,447	-	-
Other liabilities	14,829	-	-	21,535	-	-
Stockholders' equity	204,495	-	-	183,200	-	-
Total liabilities and stockholders' equity	$2,470,527			$2,305,169
Net interest income (TE)		$43,984			$37,634
Net interest income (TE) to total earning assets			3.88			3.63
Interest bearing liabilities to earning assets	72.87%			74.47%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fees of $414,000 and $1.1 million for the first six months of 2018 and 2017, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 21% for 2018 and 35% for 2017 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
Net Interest Margin
Interest income (GAAP)	$27,261	$23,142	$21,800	$50,403	$42,416
Taxable-equivalent adjustment:
Loans	5	11	23	16	45
Securities	562	548	888	1,110	1,379
Interest income (TE)	27,828	23,701	22,711	51,529	43,840
Interest expense (GAAP)	4,019	3,526	3,139	7,545	6,206
Net interest income (TE)	$23,809	$20,175	$19,572	$43,984	$37,634
Net interest income (GAAP)	$23,242	$19,616	$18,661	$42,858	$36,210
Average interest earning assets	$2,392,059	$2,174,847	$2,115,511	$2,284,054	$2,093,308
Net interest margin (GAAP)	3.90%	3.66%	3.54%	3.78%	3.49%
Net interest margin (TE)	3.99%	3.76%	3.71%	3.88%	3.63%

Noninterest Income and Expense

The following table details the major components of noninterest income for the periods presented:

				2nd Qtr 2018
Noninterest Income	Three Months Ended			Percent Change From
(dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2018	2018	2017	2018	2017
Trust income	$1,645	$1,495	$1,638	10.0	0.4
Service charges on deposits	1,769	1,592	1,615	11.1	9.5
Residential mortgage banking revenue
Secondary mortgage fees	195	162	223	20.4	(12.6)
Mortgage servicing rights mark to market (loss) gain	(105)	305	(429)	N/M	N/M
Mortgage servicing income	627	452	444	38.7	41.2
Net gain on sales of mortgage loans	1,240	917	1,473	35.2	(15.8)
Total residential mortgage banking revenue	1,957	1,836	1,711	6.6	14.4
Securities gain (loss), net	312	35	(131)	791.4	338.2
Increase in cash surrender value of BOLI	351	248	350	41.5	0.3
Death benefit realized on BOLI	-	1,026	-	N/M	N/M
Debit card interchange income	1,132	1,012	1,081	11.9	4.7
Gain on disposal and transfer of fixed assets	-	-	12	N/M	N/M
Other income	1,366	1,261	1,041	8.3	31.2
Total noninterest income	$8,532	$8,505	$7,317	0.3	16.6

N/M - Not meaningful

Noninterest income for the second quarter of 2018 increased $27,000, or 0.3%, compared to the first quarter of 2018, and increased $1.2 million, or 16.6%, compared to the second quarter of 2017.

The increase in noninterest income in the second quarter of 2018, compared to the first quarter of 2018, was driven primarily by increases in trust income, service charges on deposit accounts, total residential mortgage banking revenue, securities gains and debit card interchange income, partially offset by a decrease in death benefit realized on BOLI.  Securities gain (loss), net, experienced the most significant positive fluctuation, as a percentage of total change on a linked quarter basis, as we repositioned our securities portfolio over the past year.  Mortgage servicing income and net gain on the sale of mortgage loans contributed the majority of total residential mortgage banking revenue growth in the second quarter of 2018 compared to the prior linked quarter, due to volume increases in the rising rate environment.  The $1.0 million of death benefit realized on BOLI in the first quarter of 2018 was due to the death of a covered employee in February 2018.

The increase in noninterest income in the second quarter of 2018 compared to the second quarter of 2017 was driven primarily by increases in service charges on deposit accounts, total residential mortgage banking revenue, securities gains and other income.  Securities gain (loss), net, experienced the most significant positive fluctuation, as a percentage of total change on a year over year basis, as we repositioned our securities portfolio over the past year.  Mortgage servicing income and mortgage servicing rights mark to market adjustments contributed to the total residential mortgage banking revenue growth in the second quarter of 2018 compared to the second quarter of 2017, due to volume increases in the rising rate environment.  The increase in other income was primarily attributable to an increase in commercial swap fee income of $186,000 in the second quarter of 2018 compared to the second quarter of 2017.

The following table details the major components of noninterest expense for the periods presented:

				2nd Qtr 2018
Noninterest Expense	Three Months Ended			Percent Change From
(dollars in thousands)	June 30,	March 31,	June 30,	March 31,	June 30,
	2018	2018	2017	2018	2017
Salaries	$9,703	$7,335	$7,972	32.3	21.7
Officers incentive	740	787	854	(6.0)	(13.3)
Benefits and other	1,912	2,085	1,719	(8.3)	11.2
Total salaries and employee benefits	12,355	10,207	10,545	21.0	17.2
Occupancy, furniture and equipment expense	1,652	1,558	1,462	6.0	13.0
Computer and data processing	2,741	1,344	1,112	103.9	146.5
FDIC insurance	165	156	165	5.8	-
General bank insurance	299	251	264	19.1	13.3
Amortization of core deposit intangible asset	97	21	25	361.9	288.0
Advertising expense	492	341	452	44.3	8.8
Debit card interchange expense	301	281	399	7.1	(24.6)
Legal fees	286	159	184	79.9	55.4
Other real estate owned expense, net	429	173	539	148.0	(20.4)
Other expense	3,469	2,863	2,839	21.2	22.2
Total noninterest expense	$22,286	$17,354	$17,986	28.4	23.9
Efficiency ratio (GAAP)	69.16%	63.41%	66.73%
Adjusted efficiency ratio (non-GAAP)[1]	57.88%	60.50%	62.95%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 47 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the second quarter of 2018 increased $4.9 million, or 28.4%, compared to the first quarter of 2018, and increased $4.3 million, or 23.9%, compared to the second quarter of 2017.

The increase in noninterest expense in the second quarter of 2018, compared to the first quarter of 2018, was primarily attributable to ABC Bank acquisition-related costs incurred in the second quarter of 2018, which included $1.2 million of salaries and employee benefit expense, $1.6 million of computer and data processing expense, $114,000 of legal expense, and $76,000 of core deposit intangible amortization.  Other expense for the second quarter of 2018 reflects an increase from the prior linked quarter due to various acquisition related costs such as appraisals, audit fees, and consulting expenses.

The increase in noninterest expense in the second quarter of 2018 compared to the second quarter of 2017 was primarily attributable to ABC Bank acquisition-related costs incurred in the second quarter of 2018, which included $1.2 million of salaries and employee benefit expense, $1.6 million of computer and data processing expense, $114,000 of legal expense, and $76,000 of core deposit intangible amortization.  The increase in noninterest expense in the second quarter of 2018 was partially offset by reduced OREO related costs in 2018, compared to the second quarter of 2017, as our OREO portfolio balance continued to decline.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	Three Months Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Efficiency Ratio
Noninterest expense	$22,286	$17,354	$17,986
Less amortization of core deposit	97	21	25
Less other real estate expense, net	429	173	539
Less transition related executive costs	-	-	294
Less acquisition related costs	3,168	246	-
Adjusted noninterest expense	18,592	16,914	17,128
Net interest income (GAAP)	23,242	19,616	18,661
Taxable-equivalent adjustment:
Loans	5	11	23
Securities	562	548	888
Net interest income (TE)	23,809	20,175	19,572
Noninterest income	8,532	8,505	7,317
Taxable-equivalent adjustment:
Increase in cash surrender value of BOLI (TE)	93	339	188
Noninterest income (TE)	8,625	8,844	7,505
Less death benefit related to BOLI	-	1,026	-
Less securities gain (loss), net	312	35	(131)
Adjusted noninterest income, plus net interest income (TE)	$32,122	$27,958	$27,208
Efficiency ratio (GAAP)	69.16%	63.41%	66.73%
Adjusted efficiency ratio (non-GAAP)	57.88%	60.50%	62.95%

Income Taxes

The Company recorded a tax expense of $1.8 million on $8.0 million of pre-tax income for the second quarter of 2018, compared to an income tax expense of $2.0 million in the first quarter of 2018 and $2.1 million of income tax expense in the second quarter of 2017.  The effective tax rate for the second quarter of 2018 was 22.1%, an increase from 17.4% for the first quarter of 2018, but a decrease from 28.9% in the second quarter of 2017.  Lower tax rates were effective in 2018 due to the “Tax Cuts and Jobs Act” which was signed into law in December 2017, and resulted in the federal corporate tax rate being reduced to 21% from 35%.   We recorded an income tax expense credit of $483,000 in the first quarter of 2018 related to the vesting of restricted stock awards; this credit also contributed to the reduction of the effective tax rate for the first quarter.  The first quarter of 2018 was also favorably impacted by the receipt of a $1.0 million death benefit realized on BOLI, which is not taxable.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There were no significant changes in the Company’s ability to utilize the deferred tax assets during the quarter ended June 30, 2018.  The Company has no valuation reserve on the deferred tax assets as of June 30, 2018.

Financial Condition

Total assets increased $266.3 million from $2.38 billion as of December 31, 2017, to $2.65 billion at June 30, 2018, due primarily to the Company’s acquisition of ABC Bank in the second quarter of 2018.  Total loans as of June 30, 2018, increased $231.5 million, or 14.3%, compared to December 31, 2017.  The securities portfolio totaled $543.6 million at June 30, 2018, an increase of $2.2 million from $541.4 million at December 31, 2017.  Total deposits also reflected an increase in the second quarter of 2018, ending at $2.16 billion, compared to $1.92 billion at December 31, 2017, due primarily to the ABC Bank acquisition which contributed $248.5 million, net of purchase accounting adjustments, of deposit growth.

				June 30, 2018
Securities	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Securities available-for-sale, at fair value
U.S. Treasuries	$3,876	$3,947	$-	(1.8)	N/M
U.S. government agencies	12,216	13,061	-	(6.5)	N/M
U.S. government agencies mortgage-backed	13,407	12,214	20,846	9.8	(35.7)
States and political subdivisions	276,112	278,092	225,518	(0.7)	22.4
Corporate bonds	700	833	12,616	(16.0)	(94.5)
Collateralized mortgage obligations	61,432	65,939	100,913	(6.8)	(39.1)
Asset-backed securities	109,263	112,932	140,385	(3.2)	(22.2)
Collateralized loan obligations	66,638	54,421	67,949	22.4	(1.9)
Total securities	$543,644	$541,439	$568,227	0.4	(4.3)

N/M - Not meaningful

Available-for-sale security purchases during the second quarter of 2018 consisted primarily of collateralized loan obligations, whereas purchases during the year over year period were primarily tax exempt state and political subdivisions securities.  We immediately liquidated the securities portfolio acquired with our acquisition of ABC Bank in the second quarter of 2018 as the holdings were not considered consistent with our investment strategies.  This liquidation resulted in a cash inflow of approximately $72.1 million.  During the second quarter of 2018, security sales resulted in net realized gains of $312,000, as compared to net realized gains of $639,000 for the fourth quarter of 2017 and net realized losses of $131,000 for the second quarter of 2017.

Loans

Total loans were $1.85 billion as of June 30, 2018, an increase of $231.5 million from total loans as of December 31, 2017.  The increase in total loans was due primarily to our acquisition of ABC Bank in April 2018, which resulted in $227.6 million of loans recorded, net of purchase accounting adjustments.  Significant loan payoffs continued to occur in the second quarter of 2018, including payoff of one large commercial relationship of approximately $21.5 million.  We continued to diversify our loan portfolio driving organic growth in commercial loans in the second quarter of 2018 compared to December 31, 2017, and June 30, 2017.  We also purchased $21.8 million of high grade multifamily real estate loans in the second quarter of 2018, which contributed to the total residential real estate growth, excluding PCI loans, of $91.5 million from December 31, 2017, to June 30, 2018.

Total loans increased $309.5 million from June 30, 2017, to June 30, 2018, due primarily to our acquisition of ABC Bank, as discussed above, as well as organic loan growth in commercial, real estate-construction, leases, and real estate-residential loans, the high grade multifamily real estate loan purchase of $21.8 million in June 2018, and the home equity portfolio purchase from TCF Bank in the first quarter of 2018 of $20.0 million.

				June 30, 2018
Loans	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Commercial	$299,536	$272,851	$256,760	9.8	16.7
Leases	66,687	68,325	70,138	(2.4)	(4.9)
Real estate - commercial	808,264	750,991	706,103	7.6	14.5
Real estate - construction	115,486	85,162	93,661	35.6	23.3
Real estate - residential	404,908	313,397	282,118	29.2	43.5
HELOC	127,986	112,833	116,052	13.4	10.3
Other [1]	13,969	13,383	14,137	4.4	(1.2)
Total loans, excluding deferred loan costs and PCI loans	1,836,836	1,616,942	1,538,969	13.6	19.4
Net deferred loan costs	1,112	680	678	63.5	64.0
Total loans, excluding PCI loans	1,837,948	1,617,622	1,539,647	13.6	19.4
PCI loans, net of purchase accounting adjustments	11,214	-	-	N/M	N/M
Total loans	$1,849,162	$1,617,622	$1,539,647	14.3	20.1

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

The quality of our loan portfolio is impacted not only by the Company’s credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, construction, residential, and HELOCs) have been and continue to be a sizeable portion of our portfolio.  These categories comprised 78.8% of the portfolio as of June 30, 2018, compared to 78.0% of the portfolio as of December 31, 2017.  We continue to oversee and manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

The Company recorded a provision for loan and lease losses of $1.5 million as of June 30, 2018, compared to a provision of $750,000 as of June 30, 2017.  On a quarterly basis, management estimates the amount required and records the appropriate provision expense or release to maintain an adequate reserve for all potential and estimated loan and lease losses.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  PCI loans with an accretable yield are considered current, and are not included within nonperforming loans.  Remediation work continues in all segments.  Nonperforming loans decreased by $3.8 million at June 30, 2018, from $15.6 million at both December 31, 2017, and June 30, 2017.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.6% as of June 30, 2018, from 1.0% as of December 31, 2017, and June 30, 2017.  The distribution of the Company’s nonperforming loans is shown in the following table.

				June 30, 2018
Nonperforming Loans	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Commercial	$-	$-	$216	-	(100.0)
Leases	-	178	460	(100.0)	(100.0)
Real estate-commercial, nonfarm	5,012	3,289	3,055	52.4	64.1
Real estate-construction	635	201	220	215.9	188.6
Real estate-residential:
Investor	409	372	686	9.9	(40.4)
Multifamily	-	4,723	4,824	(100.0)	(100.0)
Owner occupied	4,278	4,964	4,285	(13.8)	(0.2)
HELOC	1,524	1,890	1,863	(19.4)	(18.2)
Other [1]	16	7	9	128.6	77.8
Total nonperforming loans	$11,874	$15,624	$15,618	(24.0)	(24.0)

1 The “Other” class includes consumer and overdrafts.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	June 30,	% of	March 31,	% of	June 30,	% of
	2018	Total[1]	2018	Total[1]	2017	Total[1]
Commercial	$(77)	(24.3)	$(1)	0.1	$1	0.2
Leases	8	2.5	5	(0.3)	-	-
Real estate-commercial, nonfarm
Owner general purpose	27	8.5	(41)	2.8	(1)	(0.2)
Owner special purpose	-	-	(21)	1.4	(6)	(0.9)
Non-owner general purpose	(20)	(6.3)	(313)	21.6	(39)	(6.0)
Non-owner special purpose	476	150.2	(1)	0.1	-	-
Retail properties	-	-	(87)	6.0	4	0.6
Total real estate-commercial, nonfarm	483	152.4	(463)	31.9	(42)	(6.5)
Real estate-construction
Homebuilder	-	-	2	(0.1)	(1)	(0.2)
Land	(2)	(0.6)	(4)	0.3	(48)	(7.3)
Commercial speculative	-	-	(18)	1.2	-	-
All other	2	0.6	1	(0.1)	(11)	(1.7)
Total real estate-construction	-	-	(19)	1.3	(60)	(9.2)
Real estate-residential
Investor	(63)	(19.9)	(30)	2.1	(16)	(2.4)
Multifamily	(11)	(3.5)	(175)	12.1	129	19.7
Owner occupied	(26)	(8.2)	(766)	52.9	723	110.4
Total real estate-residential	(100)	(31.6)	(971)	67.1	836	127.7
HELOC	(26)	(8.2)	(20)	1.4	(109)	(16.6)
Other [2]	29	9.2	20	(1.5)	29	4.4
Net charge-offs / (recoveries)	$317	100.0	$(1,449)	100.0	$655	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net charge-offs for the second quarter of 2018 were $317,000, compared to net recoveries of $1.4 million for the first quarter of 2018 and net charge-offs of $655,000 for the second quarter of 2017, reflecting continuing management attention to credit quality.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				June 30, 2018
Classified Assets	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Commercial	$393	$-	$255	N/M	54.1
Leases	539	610	460	(11.6)	17.2
Real estate-commercial, nonfarm	12,362	6,098	7,494	102.7	65.0
Real estate-commercial, farm	1,248	2,439	1,305	(48.8)	(4.4)
Real estate-construction	366	371	397	(1.3)	(7.8)
Real estate-residential:
Investor	1,029	436	843	136.0	22.1
Multifamily	3,302	-	4,824	N/M	(31.6)
Owner occupied	5,428	5,476	4,935	(0.9)	10.0
HELOC	1,633	2,038	1,963	(19.9)	(16.8)
Other [1]	18	18	9	-	100
Total classified loans	26,318	17,486	22,485	50.5	17.0
Other real estate owned	8,912	8,371	11,724	6.5	(24.0)
Total classified assets, excluding PCI loans	35,230	25,857	34,209	36.2	3.0
PCI, net of purchase accounting adjustments	11,214	-	-	N/M	N/M
Total classified assets	$46,444	$25,857	$34,209	79.6	35.8

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

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

Total classified loans and total classified assets both increased as of June 30, 2018, from the levels at December 31, 2017 and June 30, 2017 due to loans purchased in our acquisition of ABC Bank in the second quarter of 2018.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 12.01% for the period ended June 30, 2018, compared to 11.87% as of December 31, 2017, and 13.66% as of June 30, 2017.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
Allowance at beginning of period	$18,188	$17,461	$15,741	$17,461	$16,158
Charge-offs:
Commercial	15	16	6	31	7
Leases	8	5	-	13	117
Real estate - commercial	504	(96)	4	408	278
Real estate - construction	-	(16)	-	(16)	4
Real estate - residential	5	(60)	946	(55)	977
HELOC	65	27	30	92	194
Other [1]	102	99	80	201	180
Total charge-offs	699	(25)	1,066	674	1,757
Recoveries:
Commercial	92	17	5	109	7
Leases	-	-	-	-	-
Real estate - commercial	21	367	46	388	81
Real estate - construction	-	3	60	3	78
Real estate - residential	105	911	110	1,016	153
HELOC	91	47	139	138	238
Other [1]	73	79	51	152	128
Total recoveries	382	1,424	411	1,806	685
Net charge-offs / (recoveries)	317	(1,449)	655	(1,132)	1,072
Provision (release) for loan and lease losses	1,450	(722)	750	728	750
Allowance at end of period	$19,321	$18,188	$15,836	$19,321	$15,836

Average total loans (exclusive of loans held-for-sale)	$1,806,209	$1,600,594	$1,505,572	$1,703,969	$1,495,122
Net charge-offs / (recoveries) to average loans	0.02%	(0.09)%	0.04%	(0.07)%	0.07%
Allowance at period end to average loans	1.07%	1.14%	1.05%	1.13%	1.06%

Ending balance: Individually evaluated for impairment	$498	$588	$98	$498	$98
Ending balance: Collectively evaluated for impairment	$18,823	$17,600	$15,738	$18,823	$15,738
Ending balance: Acquired and accounted for ASC 310-30	$-	$-	$-	$-	$-

1 The “Other” class includes consumer and overdrafts.

Net charge-offs for the quarter ended June 30, 2018, totaled $317,000, compared to $655,000 of net charge-offs for the quarter ended June 30, 2017.  Net recoveries for the six months ended June 30, 2018 were $1.1 million, compared to net charge-offs of $1.1 million for the six months ended June 30, 2017.  The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 162.7% as of June 30, 2018, which was an increase from the coverage ratio of 111.8% as of December 31, 2017, and 101.4% coverage ratio as of June 30, 2017.  When measured as a percentage of average loans as of June 30, 2018, our total allowance for loan and lease losses decreased to 1.07% of quarterly average loans from 1.14% as of March 31, 2018, but increased compared to 1.05% as of June 30, 2017.  The total allowance for loan and lease losses as a percent of total period end loans was 1.22% as of June 30, 2018, excluding the loans purchased from the ABC Bank and Talmer branch acquisitions.  Total charge-offs for the quarter ended March 31, 2018, reflected a negative balance due to the unearned net loan fees on loans charged off in prior periods being taken as a charge-off reduction in the first quarter of 2018.

In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans in our acquisition of ABC Bank or our Talmer branch purchase.  For non-PCI loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $332.8 million as of June 30, 2018, net of purchase accounting adjustments, which included $2.3 million of credit discounts.  At June 30, 2018, of our $19.3 million allowance for loan and lease losses, $1.2 million related to non-PCI loans.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at June 30, 2018, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded PCI loans in our acquisition of ABC Bank, which totaled $11.2 million, net of purchase accounting adjustments, which included $6.4 million of credit discounts as of June 30, 2018.  We will perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Other Real Estate Owned

As of June 30, 2018, OREO increased to $8.9 million, compared to $8.4 million at December 31, 2017 and $11.7 million at June 30, 2017.  There were eight additions to the OREO portfolio in the second quarter of 2018.  The increase of $2.8 million in OREO for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, was a result of our acquisition of ABC Bank.  The $709,000 in property disposals in the second quarter of 2018 was due to four property sales.  Valuation write-downs continued with an expense of $254,000 recorded on six properties in the second quarter of 2018, compared to $78,000 of valuation write-downs recorded in the fourth quarter of 2017, and $392,000 of valuation write-downs recorded in the second quarter of 2017.

				June 30, 2018
OREO	Three Months Ended			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Beginning balance	$7,063	$9,024	$13,481	(21.7)	(47.6)
Property additions	2,812	-	204	N/M	N/M
Less:
Property disposals	709	575	1,569	23.3	(54.8)
Period valuation adjustments	254	78	392	225.6	(35.2)
Total other real estate owned	$8,912	$8,371	$11,724	6.5	(24.0)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $4.7 million, or approximately 52.2% of total OREO at June 30, 2018, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(in thousands)	June 30, 2018		December 31, 2017		June 30, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$2,460	28%	$900	11%	$986	8%
Lots (single family and commercial)	4,395	49%	5,329	63%	6,305	54%
Vacant land	470	5%	479	6%	627	5%
Multi-family	-	0%	-	0%	89	1%
Commercial property	1,587	18%	1,663	20%	3,717	32%
Total OREO properties	$8,912	100%	$8,371	100%	$11,724	100%

Deposits and Borrowings

				June 30, 2018
Deposits	As of			Percent Change From
(in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,
	2018	2017	2017	2017	2017
Noninterest bearing demand	$620,807	$572,404	$546,463	8.5	13.6
Savings	301,832	262,220	265,643	15.1	13.6
NOW accounts	435,514	429,448	429,205	1.4	1.5
Money market accounts	320,949	276,082	276,867	16.3	15.9
Certificates of deposit of less than $100,000	249,049	216,493	221,806	15.0	12.3
Certificates of deposit of $100,000 through $250,000	175,174	122,489	115,279	43.0	52.0
Certificates of deposit of more than $250,000	58,526	43,789	54,882	33.7	6.6
Total deposits	$2,161,851	$1,922,925	$1,910,145	12.4	13.2

Total deposits were $2.16 billion as of June 30, 2018, which reflects a $238.9 million increase from total deposits of $1.92 billion as of December 31, 2017, and an increase of $251.7 million over the $1.91 billion as of June 30, 2017.  The growth in deposits was primarily due to our acquisition of ABC Bank, as $248.5 million of deposits were recorded, net of purchase accounting adjustments.  Total noninterest bearing demand accounts increased $48.4 million, or 8.5%, to $620.8 million as of June 30, 2018, compared to noninterest bearing demand accounts of $572.4 million as of December 31, 2017.  Certificates of deposit reflected an increase of $100.0 million, or 26.1%, for the six months ended June 30, 2018, and savings and money market accounts reflected growth of 15.1% and 16.3%, respectively, for the same period.  In addition to deposit growth experienced related to the ABC Bank acquisition, an increase in deposits in the second quarter of 2018 compared to the prior year end and year over year periods was attributable to strong commercial demand deposit growth stemming from operational fund increases as well as growth in commercial loan clients over the past year.

In addition to deposits, the Bank obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $54.0 million at June 30, 2018, an increase from $29.9 million at December 31, 2017.  The Bank also recorded a short-term advance of $72.6 million from the FHLBC at June 30, 2018, as compared to $115.0 million in short term borrowings outstanding from the FHLBC as of December 31, 2017.  The Bank also assumed $23.5 million of long-term FHLBC advances with the ABC Bank acquisition, with maturities scheduled over the next 7.75 years and paying interest at rates of 1.40% to 2.83%.

The Company is indebted on senior notes totaling $44.1 million, net of deferred issuance costs, which were issued in the fourth quarter of 2016.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.7 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.34% as of June 30, 2018, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017 rate reset.

Capital

As of June 30, 2018, total stockholders’ equity was $209.8 million, which was an increase of $9.5 million from $200.4 million as of December 31, 2017.  This increase is directly attributable to net income of $15.8 million for the first six months of 2018, partially offset by an accumulated other comprehensive net loss of $6.0 million, and $594,000 of dividends paid to common shareholders in 2018 year to date.

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

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

		June 30,	December 31,	June 30,
	Well-Capitalized[1]	2018	2017	2017
The Bank's common equity tier 1 capital ratio [1]	6.50%	12.62%	12.88%	12.46%
The Company's common equity tier 1 capital ratio	N/A	8.49%	9.25%	8.55%
The Bank's total capital ratio [1]	10.00%	13.51%	13.78%	13.30%
The Company's total capital ratio	N/A	11.87%	12.93%	12.14%
The Company's tier 1 leverage ratio	N/A	9.37%	10.08%	9.09%

1 Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” as of June 30, 2018, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.  In addition to the above regulatory ratios, the Company’s GAAP common equity to asset ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 8.41% at December 31, 2017 to 7.92% at June 30, 2018, due to the ABC Bank acquisition.  The Company’s non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 8.07% at December 31, 2017, to 7.19% at June 30, 2018; the reduction was due to intangibles of $13.0 million recorded related to the Company’s acquisition of ABC Bank in the second quarter of 2018.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

The Company’s GAAP tangible common equity to tangible assets ratio was 7.14% at June 30, 2018, compared to 8.06% as of December 31, 2017.

	June 30, 2018		December 31, 2017
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP

Tangible common equity
Total Equity	$209,814	$209,814	$200,350	$200,350
Less: Intangible assets	22,074	20,692	8,922	8,813
Tangible common equity	$187,740	$189,122	$191,428	$191,537

Tangible assets
Total assets	$2,649,748	$2,649,748	$2,383,429	$2,383,429
Less: Goodwill and intangible assets	22,074	20,692	8,922	8,813
Tangible assets	$2,627,674	$2,629,056	$2,374,507	$2,374,616

Common equity to total assets	7.92%	7.92%	8.41%	8.41%
Tangible common equity to tangible assets	7.14%	7.19%	8.06%	8.07%

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

Net cash inflows from operating activities were $27.6 million during the first six months of 2018, compared with net cash inflows of $34.5 million in the same period in 2017.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first six months of 2018 and 2017.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the first six months of 2018 and 2017.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $23.3 million in the first six months of 2018, compared to net cash outflows of $88.8 million in the same period in 2017.  In the first six months of 2018, securities transactions accounted for net inflows of $61.0 million, and the principal change on loans accounted for net outflows of $4.4 million.  Proceeds from claims on BOLI, net of premiums paid, accounted for net inflows of $1.2 million.  In the first six months of 2017, securities transactions accounted for net outflows of $27.0 million, and net principal disbursed on loans accounted for net outflows of $64.8 million.  Proceeds from sales of OREO accounted for $2.1 million and $3.3 million in investing cash inflows for the first six months of 2018 and 2017, respectively.  Cash outflows for the six months ended June 30, 2018, included cash paid for the Company’s purchase of ABC Bank of $35.7 million, net of cash and cash equivalents retained.

Net cash outflows from financing activities in the first six months of 2018 were $41.5 million, compared with net cash inflows of $58.1 million in the first six months of 2017.  Net deposit outflows in the first six months of 2018 were $9.6 million compared to net deposit inflows of $43.4 million in the first six months of 2017.  Other short-term borrowings had net cash outflows of $49.3 million in the first six months of 2018 and inflows of $5.0 million in the first six months of 2017.  Changes in securities sold under repurchase agreements accounted for $18.5 million and $10.6 million in net inflows in the first six months of 2018 and 2017, respectively.

Cash and cash equivalents for the six months ended June 30, 2018, totaled $65.3 million, as compared to $51.1 million as of June 30, 2017.

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

In June 2018, the Federal Reserve raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will move short-term interest rates higher during 2018 and potentially into 2019.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials have announced a schedule to end reinvestment in their securities portfolio starting in October 2017 which result in increases in long-term rates.  The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, we seek to maintain interest rate risk exposure well within those guidelines and we do not believe such risks pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Company’s interest rate risk exposures at June 30, 2018, and December 31, 2017, are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2017, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall. The changes in income across the various interest rate scenarios as of June 2018 were similar to those of December 2017, with somewhat lower rising-rate earnings gains. Earnings reductions in the 0.50% and 1.00% falling rate scenarios were slightly lower, while somewhat greater in the 2.00% falling-rate scenario. Although significant loan and deposit growth occurred during the quarter due to the acquisition of ABC Bank, the overall impact on the interest rate risk of the combined company was nominal. Overall, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future. The Federal Funds rate and the Bank’s prime rate increased by 0.25% during the quarter to 2.00% and 5.00%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
June 30, 2018
Dollar change	$(10,532)	$(4,749)	$(1,958)	$1,362	$2,650	$4,961
Percent change	(11.3)%	(5.1)%	(2.1)%	1.5%	2.8%	5.3%

December 31, 2017
Dollar change	$(9,447)	$(5,272)	$(2,382)	$1,375	$2,764	$5,273
Percent change	(12.0)%	(6.7)%	(3.0)%	1.7%	3.5%	6.7%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of June 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

As a result of the Company’s acquisition of GCFC, and its wholly-owned subsidiary, ABC Bank, which closed on April 20, 2018, additional controls were added to the Company’s internal controls over financial reporting related to the accounting for purchased loans, including the methodology used to monitor and report purchased loans, specifically PCI loans. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 18, 2018).

10.2	Form of Director Performance-Based Restricted Stock Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30,  2018 and 2017; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: August 7, 2018