Form 10-Q
period 2018-09-30
OLD SECOND BANCORP INC
filed 2018-11-07
CIK 357173

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

Yes ☐        No ☒

As of November 2, 2018, the Registrant had 29,758,578 shares of common stock outstanding at $1.00 par value per share.

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

•

risks related to potential mergers and acquisitions including potential deposit attrition, higher than expected costs, customer loss and business disruption, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters, and the potential inability to identify and successfully negotiate and complete additional successful combinations with potential merger or acquisition partners;

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$34,366	$37,444
Interest bearing deposits with financial institutions	15,956	18,389
Cash and cash equivalents	50,322	55,833
Securities available-for-sale, at fair value	542,338	541,439
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	10,511	10,168
Loans held-for-sale	2,911	4,067
Loans	1,834,949	1,617,622
Less: allowance for loan and lease losses	19,328	17,461
Net loans	1,815,621	1,600,161
Premises and equipment, net	42,752	37,628
Other real estate owned	6,964	8,371
Mortgage servicing rights, net	8,131	6,944
Goodwill and core deposit intangible	21,947	8,922
Bank-owned life insurance ("BOLI")	61,506	61,764
Deferred tax assets, net	25,116	25,356
Other assets	24,354	22,776
Total assets	$2,612,473	$2,383,429

Liabilities
Deposits:
Noninterest bearing demand	$621,580	$572,404
Interest bearing:
Savings, NOW, and money market	1,045,886	967,750
Time	464,904	382,771
Total deposits	2,132,370	1,922,925
Securities sold under repurchase agreements	44,333	29,918
Other short-term borrowings	81,875	115,000
Junior subordinated debentures	57,674	57,639
Senior notes	44,133	44,058
Notes payable and other borrowings	18,050	-
Other liabilities	15,908	13,539
Total liabilities	2,394,343	2,183,079

Stockholders’ Equity
Common stock	34,717	34,626
Additional paid-in capital	118,625	117,742
Retained earnings	167,140	142,959
Accumulated other comprehensive (loss) income	(6,058)	1,479
Treasury stock	(96,294)	(96,456)
Total stockholders’ equity	218,130	200,350
Total liabilities and stockholders’ equity	$2,612,473	$2,383,429

	September 30, 2018	December 31, 2017
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,716,589	34,625,734
Shares outstanding	29,747,078	29,627,086
Treasury shares	4,969,511	4,998,648

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$23,377	$18,208	$64,625	$52,202
Loans held-for-sale	39	34	94	95
Securities:
Taxable	2,491	2,424	7,053	7,994
Tax exempt	2,064	1,628	6,239	4,188
Dividends from FHLBC and FRBC stock	121	94	338	271
Interest bearing deposits with financial institutions	84	37	230	91
Total interest and dividend income	28,176	22,425	78,579	64,841
Interest expense
Savings, NOW, and money market deposits	642	239	1,487	695
Time deposits	1,568	1,077	4,187	3,081
Securities sold under repurchase agreements	140	4	323	10
Other short-term borrowings	311	220	916	472
Junior subordinated debentures	930	930	2,784	3,073
Senior notes	672	672	2,016	2,017
Notes payable and other borrowings	173	-	268	-
Total interest expense	4,436	3,142	11,981	9,348
Net interest and dividend income	23,740	19,283	66,598	55,493
Provision for loan and lease losses	-	300	728	1,050
Net interest and dividend income after provision for loan and lease losses	23,740	18,983	65,870	54,443
Noninterest income
Trust income	1,644	1,468	4,784	4,564
Service charges on deposits	1,923	1,722	5,284	4,955
Secondary mortgage fees	199	195	556	594
Mortgage servicing rights mark to market (loss) gain	(11)	(194)	189	(756)
Mortgage servicing income	471	451	1,550	1,330
Net gain on sales of mortgage loans	965	1,095	3,122	3,715
Securities gains (losses), net	13	102	360	(165)
Increase in cash surrender value of BOLI	347	362	946	1,071
Death benefit realized on bank-owned life insurance	-	-	1,026	-
Debit card interchange income	1,135	1,075	3,279	3,131
Gain on disposal and transfer of fixed assets, net	-	-	-	10
Other income	1,128	1,567	3,755	3,739
Total noninterest income	7,814	7,843	24,851	22,188
Noninterest expense
Salaries and employee benefits	11,165	10,049	33,727	31,167
Occupancy, furniture and equipment	1,782	1,482	4,992	4,510
Computer and data processing	1,247	1,081	5,332	3,283
FDIC insurance	162	199	483	512
General bank insurance	230	246	780	780
Amortization of core deposit intangible	136	24	254	74
Advertising expense	492	255	1,325	1,093
Debit card interchange expense	320	285	902	1,033
Legal fees	243	162	688	450
Other real estate expense, net	(370)	680	232	1,928
Other expense	3,304	2,455	9,636	8,128
Total noninterest expense	18,711	16,918	58,351	52,958
Income before income taxes	12,843	9,908	32,370	23,673
Provision for income taxes	3,201	1,831	6,978	6,023
Net income available to common stockholders	$9,642	$8,077	$25,392	$17,650

Basic earnings per share	$0.32	$0.27	$0.85	$0.60
Diluted earnings per share	0.32	0.27	0.84	0.59
Dividends declared per share	0.01	0.01	0.03	0.03

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$9,642	$8,077	$25,392	$17,650

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(2,801)	2,971	(12,999)	13,798
Related tax benefit (expense)	788	(1,191)	3,664	(5,556)
Holding (losses) gains after tax on available-for-sale securities	(2,013)	1,780	(9,335)	8,242

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	12	102	360	(165)
Related tax (expense) benefit	(2)	(42)	(100)	24
Net realized gains (losses) after tax	10	60	260	(141)
Other comprehensive (loss) income on available-for-sale securities	(2,023)	1,720	(9,595)	8,383

Changes in fair value of derivatives used for cash flow hedges	628	19	2,422	(445)
Related tax (expense) benefit	(176)	8	(683)	192
Other comprehensive income on cash flow hedges	452	27	1,739	(253)

Total other comprehensive (loss) income	(1,571)	1,747	(7,856)	8,130
Total comprehensive income	$8,071	$9,824	$17,536	$25,780

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$25,392	$17,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of leasehold improvements	1,778	1,760
Change in fair value of mortgage servicing rights	(189)	756
Provision for loan and lease losses	728	1,050
Provision for deferred tax expense	6,777	5,682
Originations of loans held-for-sale	(107,947)	(113,077)
Proceeds from sales of loans held-for-sale	111,169	119,059
Net gains on sales of mortgage loans	(3,122)	(3,715)
Net discount (accretion)/premium amortization of purchase accounting adjustment on loans	(776)	(1,115)
Change in current income taxes receivable	671	111
Increase in cash surrender value of BOLI	(946)	(1,071)
Change in accrued interest receivable and other assets	533	(6,849)
Change in accrued interest payable and other liabilities	2,432	4,571
Net premium amortization/discount (accretion) on securities	2,128	1,320
Securities (gains) losses, net	(360)	165
Amortization of core deposit intangible	254	74
Amortization of junior subordinated debentures issuance costs	35	36
Amortization of senior notes issuance costs	75	77
Stock based compensation	1,641	897
Net gains on sale of other real estate owned	(716)	(454)
Provision for other real estate owned valuation losses	485	1,630
Net losses on disposal and transfer of fixed assets	-	(10)
Net cash provided by operating activities	40,042	28,547
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	32,890	105,327
Proceeds from sales of securities available-for-sale	94,663	152,476
Purchases of securities available-for-sale	(71,488)	(246,971)
Net disbursements/proceeds from sales (purchases) of FHLBC stock	2,627	(2,475)
Net disbursements/proceeds from (purchases) sales of FRB stock	(1,421)	-
Net change in loans	9,988	(118,711)
Proceeds from claims on BOLI, net of premiums paid	1,204	-
Improvements in other real estate owned	(59)	-
Proceeds from sales of other real estate owned, net of participation purchase	4,292	5,512
Proceeds from disposition of premises and equipment	-	13
Net purchases of premises and equipment	(1,563)	(852)
Cash paid for acquisition, net of cash and cash equivalents retained	(35,711)	-
Net cash provided by (used in) investing activities	35,422	(105,681)
Cash flows from financing activities
Net change in deposits	(39,053)	22,330
Net change in securities sold under repurchase agreements	8,792	1,138
Net change in other short-term borrowings	(44,000)	55,000
Payment of senior note issuance costs	-	(42)
Net change in notes payable and other borrowings	(5,317)	-
Dividends paid on common stock	(892)	(888)
Purchase of treasury stock	(505)	(236)
Net cash (used in) provided by financing activities	(80,975)	77,302
Net change in cash and cash equivalents	(5,511)	168
Cash and cash equivalents at beginning of period	55,833	47,334
Cash and cash equivalents at end of period	$50,322	$47,502

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Continued

(In thousands)

	Nine Months Ended September 30,
Supplemental cash flow information	2018	2017
Income taxes paid, net	$-	$230
Interest paid for deposits	5,381	3,802
Interest paid for borrowings	5,482	4,890
Non-cash transfer of loans to other real estate owned	2,194	3,701
Non-cash transfer of premises to other real estate owned	-	95

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in

Stockholders’ Equity

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			17,650			17,650
Other comprehensive income, net of tax				8,130		8,130
Dividends declared and paid, ($0.03 per share)			(888)			(888)
Vesting of restricted stock	92	(92)				-
Stock based compensation		897				897
Purchase of treasury stock					(236)	(236)
Balance, September 30, 2017	$34,626	$117,458	$145,767	$(632)	$(96,456)	$200,763

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			25,392			25,392
Other comprehensive loss, net of tax				(7,856)		(7,856)
Dividends declared and paid, ($0.03 per share)			(892)			(892)
Vesting of restricted stock	91	(758)			667	-
Reclassification of stranded tax effects			(319)	319		-
Stock based compensation		1,641				1,641
Purchase of treasury stock					(505)	(505)
Balance, September 30, 2018	$34,717	$118,625	$167,140	$(6,058)	$(96,294)	$218,130

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 1 – Summary of Significant Accounting Policies

The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial information.  The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for a fair statement of results for the interim period presented.  Results for the period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These interim consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements and notes included in Old Second Bancorp, Inc.’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2017.  Unless otherwise indicated, amounts in the tables contained in the notes to the consolidated financial statements are in thousands.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In addition to the significant accounting policies presented in our Form 10-K, as noted above, as a result of our acquisition of Greater Chicago Financial Corp. (“GCFC”), and its wholly-owned subsidiary, ABC Bank, that closed in the second quarter of 2018, the Company has implemented accounting policies regarding purchased loans.   Loans purchased as a result of a business combination are recorded at estimated fair value on the acquisition date, with no carryover of the related allowance for loan and lease losses recorded by the acquiree at the time of purchase.  These loans are segregated into two classifications upon purchase:

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606).”  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 for an additional year.  ASU 2015-14 was effective for annual reporting periods beginning after December 15, 2017.  The amendments could be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.  Early application was not permitted.  In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (TOPIC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (TOPIC 606): Identifying Performance Obligations and Licensing.”  ASU 2016-08 requires the entity to determine if it is acting as a principal with control over the goods or services it is contractually obligated to provide, or an agent with no control over specified goods or services provided by another party to a customer.  ASU 2016-10 was issued to further clarify ASU 2014-09 implementation regarding identifying performance obligation materiality, identification of key contract components, and scope.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was to create a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will primarily affect lessees, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided additional guidance on the transition method, including application as a cumulative-effect adjustment to equity and practical expedients to use when accounting for lease components.  The Company is in the process of identifying the population of all lease arrangements and an implementation team is currently assessing the impact of the ASU on the Company’s processes, accounting, internal controls over financial reporting, and regulatory capital.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and has determined that a loss rate model will be used for calculation of future risk assessments upon the ASU’s adoption in 2020.  The Company has accumulated historical data by loan pools and collateral classifications, and anticipates calculation of estimates for at least two quarters in 2019 on a test basis to confirm model processes and to determine financial statement impact prior to adoption in 2020.

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

Subsequent Events

On October 16, 2018, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on November 5, 2018, to stockholders of record as of October 26, 2018; dividends of $298,000 were paid to stockholders on November 5, 2018.

Note 2 – Acquisitions

On April 20, 2018, the Company acquired GCFC and its wholly owned subsidiary, ABC Bank, which operated four branches in the Chicago metro area.  In addition to the acquisition price of $41.1 million, the Company retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million, including interest due.  The purchase and the retirement of the debentures was funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction.  The Company acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits.  Purchase accounting adjustments recorded in the second quarter of 2018 include a loan valuation mark of $11.2 million, a core deposit intangible of $3.1 million, a fixed asset valuation adjustment of $1.5 million, and goodwill of $9.9 million.  In addition, a deferred tax asset of $3.5 million was recorded as of the date of acquisition based on analysis of the fair value of assets acquired, less liabilities assumed.  None of the $9.9 million recorded as goodwill is expected to be deductible for tax purposes.  Acquisition related costs incurred by the Company for the nine months ended

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

September 30, 2018, totaled $3.3 million, pre-tax, and included $1.0 million of salaries and employee benefits related expenses, and $1.8 million of data processing, computer and ATM related conversion costs.

The assets and liabilities associated with the acquisition of GCFC were recorded in the Consolidated Balance Sheets at their estimated fair values as of the acquisition date.  In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, as noted below.  The following table shows the estimated fair value of the assets acquired and liabilities assumed as of April 20, 2018.  These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition or the date we receive the information about the facts and circumstances that existed at the acquisition date.  Subsequent adjustments are, and if necessary, will be prospectively reflected in future filings, and may impact loans, other assets, deferred tax assets, net, and goodwill.

The below table summarizes the assets acquired, less the liabilities assumed, related to the GCFC/ABC Bank acquisition.  All amounts are listed at their estimated fair values as of date of acquisition, and have been accounted for under the acquisition method of accounting.

GCFC/ABC Bank Acquisition Summary
As of Date of Acquisition
April 20, 2018
Assets
Cash and due from banks	$6,669
Interest bearing deposits with financial institutions	500
Securities available-for-sale, at fair value	72,091
Federal funds sold	4,300
FHLBC stock	1,549
Loans	227,594
Premises and equipment	5,339
Other real estate owned	401
Goodwill and core deposit intangible	12,966
Deferred tax assets, net	3,459
Other assets	1,925
Total assets	$336,793

Liabilities
Noninterest bearing demand	$58,005
Savings, NOW and money market	91,494
Time	98,999
Total deposits	248,498
Securities sold under repurchase agreements	5,624
Other short-term borrowings	10,875
Notes payable and other borrowings	23,367
Other liabilities	1,249
Total liabilities	289,613

Cash consideration paid	47,180
Total Liabilities Assumed and Cash Consideration Paid for Acquisition	$336,793

Loans acquired in the GCFC acquisition were initially recorded at fair value with no separate allowance for loan losses.  The Company reviewed the loans at acquisition to determine which loans should be considered PCI loans, defining impaired loans as those that were either not accruing interest or exhibited credit risk factors consistent with nonperforming loans at the acquisition date, or non-PCI loans, as addressed in the Company’s significant accounting policies.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table represents the acquired loans as of date of acquisition and as of September 30, 2018:

	April 20, 2018		September 30, 2018
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,306	$10,887	$201,289
Contractually required principal and interest payment	19,447	219,488	18,174	203,156
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	6,069	1,457
Best estimate of contractual cash flows expected to be collected	12,910	216,977	12,105	201,699

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

FHLBC and FRBC stock are considered nonmarketable equity investments.  FHLBC stock was recorded at $4.3 million at September 30, 2018, and $5.4 million at December 31, 2017. FRBC stock was recorded at $6.2 million and $4.8 million at September 30, 2018, and December 31, 2017, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following table summarizes the amortized cost and fair value of the securities portfolio at September 30, 2018, and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,005	$-	$(151)	$3,854
U.S. government agencies	11,881	-	(178)	11,703
U.S. government agencies mortgage-backed	15,474	-	(708)	14,766
States and political subdivisions	278,604	398	(6,738)	272,264
Collateralized mortgage obligations	67,762	118	(2,920)	64,960
Asset-backed securities	108,622	991	(440)	109,173
Collateralized loan obligations	65,555	162	(99)	65,618
Total securities available-for-sale	$551,903	$1,669	$(11,234)	$542,338

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,002	$-	$(55)	$3,947
U.S. government agencies	13,062	8	(9)	13,061
U.S. government agencies mortgage-backed	12,372	7	(165)	12,214
States and political subdivisions	272,240	7,116	(1,264)	278,092
Corporate bonds	823	21	(11)	833
Collateralized mortgage obligations	66,892	202	(1,155)	65,939
Asset-backed securities	113,983	862	(1,913)	112,932
Collateralized loan obligations	54,271	251	(101)	54,421
Total securities available-for-sale	$537,645	$8,467	$(4,673)	$541,439

The fair value, amortized cost and weighted average yield of debt securities at September 30, 2018, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$1,500	4.78%	$1,502
Due after one year through five years	4,005	1.85	3,854
Due after five years through ten years	6,688	3.03	6,626
Due after ten years	282,297	3.00	275,839
	294,490	3.00	287,821
Mortgage-backed and collateralized mortgage obligations	83,236	3.21	79,726
Asset-backed securities	108,622	3.22	109,173
Collateralized loan obligations	65,555	4.71	65,618
Total securities available-for-sale	$551,903	3.28%	$542,338

At September 30, 2018, the Company’s investments included $92.6 million of asset-backed securities that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students. While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S Department of Education (“DOE”) at not less than 97% of the outstanding principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  In addition to the DOE guarantee, total added credit enhancement in the form of overcollateralization and/or subordination amounted to $11.7 million, or 12.44% of outstanding principal.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The Company has invested in securities issued from three originators that individually amount to over 10% of the Company’s stockholders equity.  Information regarding these three issuers and the value of the securities issued follows:

	September 30, 2018
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,711	$27,788
Towd Point Mortgage Trust	34,390	33,181
Student Loan Marketing Association	25,798	26,134

Securities with unrealized losses at September 30, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands except for number of securities):

	Less than 12 months			12 months or more
September 30, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$151	$3,854	1	$151	$3,854
U.S. government agencies	3	109	7,829	1	69	3,874	4	178	11,703
U.S. government agencies mortgage-backed	6	287	7,357	7	421	7,409	13	708	14,766
States and political subdivisions	55	3,843	174,924	9	2,895	28,218	64	6,738	203,142
Collateralized mortgage obligations	4	714	25,620	8	2,206	33,342	12	2,920	58,962
Asset-backed securities	3	79	7,526	5	361	30,240	8	440	37,766
Collateralized loan obligations	4	85	24,502	1	14	7,986	5	99	32,488
Total securities available-for-sale	75	$5,117	$247,758	32	$6,117	$114,923	107	$11,234	$362,681

	Less than 12 months			12 months or more
December 31, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$55	$3,947	-	$-	$-	1	$55	$3,947
U.S. government agencies	2	9	6,550	-	-	-	2	9	6,550
U.S. government agencies mortgage-backed	4	24	5,501	5	141	4,843	9	165	10,344
States and political subdivisions	13	1,237	45,985	1	27	1,512	14	1,264	47,497
Corporate bonds	-	-	-	1	11	332	1	11	332
Collateralized mortgage obligations	3	31	11,534	8	1,124	40,219	11	1,155	51,753
Asset-backed securities	-	-	-	7	1,913	61,745	7	1,913	61,745
Collateralized loan obligations	3	101	29,313	-	-	-	3	101	29,313
Total securities available-for-sale	26	$1,457	$102,830	22	$3,216	$108,651	48	$4,673	$211,481

Recognition of other-than-temporary impairment was not necessary as of the three and nine months ended September 30, 2018.  The changes in fair value related primarily to interest rate fluctuations.  Our review of other-than-temporary impairment determined that there was no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities available-for-sale	2018	2017	2018	2017
Proceeds from sales of securities	$1,917	$51,620	$94,663	$152,476
Gross realized gains on securities	23	474	370	911
Gross realized losses on securities	(10)	(371)	(10)	(1,076)
Securities realized gains (losses), net	$13	$103	$360	$(165)
Income tax (expense) benefit on net realized gains (losses)	(2)	(42)	(100)	24

The majority of the net realized losses in the prior year were incurred as the portfolio was repositioned during 2017 to invest in higher yielding tax exempt municipal securities.

Securities valued at $311.2 million as of September 30, 2018, an increase from $301.0 million at year-end 2017, were pledged to secure deposits and borrowings, and for other purposes.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 4 – Loans

Major classifications of loans were as follows:

	September 30, 2018	December 31, 2017
Commercial	$306,407	$272,851
Leases	70,661	68,325
Real estate - commercial	804,184	750,991
Real estate - construction	112,873	85,162
Real estate - residential	393,598	313,397
Home equity lines of credit "HELOC"	122,022	112,833
Other [1]	12,969	13,383
Total loans, excluding deferred loan costs and PCI loans	1,822,714	1,616,942
Net deferred loan costs	1,348	680
Total loans, excluding PCI loans	1,824,062	1,617,622
PCI loans, net of purchase accounting adjustments	10,887	-
Total loans	$1,834,949	$1,617,622

1 The “Other” class includes consumer and overdrafts.

It is the policy of the Company to review each prospective credit prior to making a loan in order to determine if an adequate level of security or collateral has been obtained.  The type of collateral, when required, will vary from liquid assets to real estate.  The Company’s access to collateral, in the event of borrower default, is assured through adherence to lending laws, the Company’s lending standards and credit monitoring procedures.  With selected exceptions, the Bank makes loans solely within its market area.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, although the real estate related categories listed above represent 78.1% and 78.0% of the portfolio at September 30, 2018, and December 31, 2017, respectively.

Aged analysis of past due loans by class of loans was as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
September 30, 2018	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$1,074	$-	$6	$1,080	$305,327	$-	$306,407	$6
Leases	-	-	-	-	70,661	-	70,661	-
Real estate - commercial
Owner occupied general purpose	1,022	-	-	1,022	164,304	1,625	166,951	-
Owner occupied special purpose	891	-	-	891	188,984	410	190,285	-
Non-owner occupied general purpose	346	3,422	-	3,768	293,979	142	297,889	-
Non-owner occupied special purpose	-	-	-	-	85,171	3,099	88,270	-
Retail properties	624	-	-	624	46,252	-	46,876	-
Farm	1,241	-	-	1,241	12,672	-	13,913	-
Real estate - construction
Homebuilder	-	-	-	-	4,556	-	4,556	-
Land	-	-	-	-	3,841	-	3,841	-
Commercial speculative	-	-	-	-	56,052	-	56,052	-
All other	38	-	-	38	48,277	109	48,424	-
Real estate - residential
Investor	952	-	-	952	70,102	364	71,418	-
Multifamily	1,304	-	73	1,377	179,645	-	181,022	76
Owner occupied	780	136	-	916	136,678	3,564	141,158	-
HELOC	1,422	92	-	1,514	119,880	628	122,022	-
Other [1]	42	1	-	43	14,234	40	14,317	-
Total, excluding PCI loans	$9,736	$3,651	$79	$13,466	$1,800,615	$9,981	$1,824,062	$82
PCI loans, net of purchase accounting adjustments	3,415	-	-	3,415	5,174	2,298	10,887	-
Total	$13,151	$3,651	$79	$16,881	$1,805,789	$12,279	$1,834,949	$82

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Credit Quality Indicators by class of loans were as follows:

September 30, 2018		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$303,176	$2,878	$353	$-	$306,407
Leases	70,661	-	-	-	70,661
Real estate - commercial
Owner occupied general purpose	160,999	1,489	4,463	-	166,951
Owner occupied special purpose	183,375	2,883	4,027	-	190,285
Non-owner occupied general purpose	289,438	834	7,617	-	297,889
Non-owner occupied special purpose	83,648	1,523	3,099	-	88,270
Retail Properties	45,074	-	1,802	-	46,876
Farm	11,423	1,249	1,241	-	13,913
Real estate - construction
Homebuilder	4,556	-	-	-	4,556
Land	3,841	-	-	-	3,841
Commercial speculative	56,052	-	-	-	56,052
All other	46,152	1,990	282	-	48,424
Real estate - residential
Investor	70,315	-	1,103	-	71,418
Multifamily	177,845	-	3,177	-	181,022
Owner occupied	135,625	511	5,022	-	141,158
HELOC	120,193	-	1,829	-	122,022
Other [1]	14,262	-	55	-	14,317
Total, excluding PCI loans	$1,776,635	$13,357	$34,070	$-	$1,824,062
PCI loans, net of purchase accounting adjustments	-	-	10,887	-	10,887
Total	$1,776,635	$13,357	$44,957	$-	$1,834,949

December 31, 2017		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$270,889	$1,962	$-	$-	$272,851
Leases	67,500	-	825	-	68,325
Real estate - commercial
Owner occupied general purpose	142,843	1,927	1,088	-	145,858
Owner occupied special purpose	169,621	1,152	341	-	171,114
Non-owner occupied general purpose	271,731	2,065	1,163	-	274,959
Non-owner occupied special purpose	89,582	-	3,589	-	93,171
Retail Properties	48,321	1,217	1,081	-	50,619
Farm	11,755	1,029	2,486	-	15,270
Real estate - construction
Homebuilder	2,350	-	-	-	2,350
Land	2,443	-	-	-	2,443
Commercial speculative	32,028	-	-	-	32,028
All other	46,913	1,052	376	-	48,341
Real estate - residential
Investor	55,172	-	448	-	55,620
Multifamily	125,049	-	4,723	-	129,772
Owner occupied	122,178	561	5,266	-	128,005
HELOC	110,934	-	1,899	-	112,833
Other [1]	14,043	-	20	-	14,063
Total	$1,583,352	$10,965	$23,305	$-	$1,617,622

1 The “Other” class includes consumer, overdrafts and net deferred costs.

2 The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $1.0 million and $1.3 million in residential real estate loans in the process of foreclosure as of September 30, 2018, and December 31, 2017, respectively.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The following tables set forth the recorded investments, unpaid principal balance and related allowance, excluding purchased credit-impaired loans, by class of loans for the three and nine months ended September 30, 2018:

				Three Months Ended		Nine Months Ended
	As of September 30, 2018			September 30, 2018		September 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-	$-
Leases	-	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	1,614	1,699	-	1,263	2	1,035	5
Owner occupied special purpose	409	538	-	417	-	375	-
Non-owner occupied general purpose	142	158	-	91	-	653	-
Non-owner occupied special purpose	-	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	50	74	-	121	-	125	-
Residential
Investor	365	466	-	368	-	369	-
Multifamily	-	-	-	-	-	2,361	-
Owner occupied	3,855	5,326	-	4,050	11	4,532	29
HELOC	634	739	-	687	-	880	1
Other [1]	14	15	-	15	-	10	-
Total impaired loans with no recorded allowance	7,083	9,015	-	7,012	13	10,340	35

With an allowance recorded
Commercial	-	-	-	-	-	-	-
Leases	-	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	518	518	46	259	22	259	22
Owner occupied special purpose	-	-	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	-	-	-	-
Non-owner occupied special purpose	3,099	3,575	139	3,099	-	1,550	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	59	59	42	30	-	29	-
Residential
Investor	810	810	10	812	11	820	33
Multifamily	-	-	-	-	-	-	-
Owner occupied	3,710	3,710	49	3,678	35	3,576	108
HELOC	1,420	1,420	61	1,371	17	1,203	41
Other [1]	26	26	26	14	-	13	-
Total impaired loans with a recorded allowance	9,642	10,118	373	9,263	85	7,450	204
Total impaired loans	$16,725	$19,133	$373	$16,275	$98	$17,790	$239

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Impaired loans by class of loans as of December 31, 2017, and for the three and nine months ended September 30, 2017, were as follows:

				Three Months Ended		Nine Months Ended
	As of December 31, 2017			September 30, 2017		September 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$-	$212	$-	$123	$-
Leases	178	213	-	208	-	281	-
Commercial real estate
Owner occupied general purpose	455	495	-	458	-	1,169	-
Owner occupied special purpose	342	498	-	363	-	372	-
Non-owner occupied general purpose	1,163	1,538	-	1,180	1	1,481	2
Non-owner occupied special purpose	-	-	-	-	-	507	-
Retail properties	1,081	1,177	-	1,129	-	1,146	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	34	-	37	-
All other	201	229	-	178	-	206	-
Residential
Investor	372	676	-	1,475	16	1,607	36
Multifamily	4,723	4,965	-	4,791	-	2,379	-
Owner occupied	5,208	6,680	-	8,179	54	8,987	119
HELOC	1,125	1,313	-	1,981	12	2,237	27
Other [1]	7	8	-	9	-	104	-
Total impaired loans with no recorded allowance	14,855	17,792	-	20,197	83	20,636	184

With an allowance recorded
Commercial	-	-	-	-	-	-	-
Leases	-	-	-	120	-	-	-
Commercial real estate
Owner occupied general purpose	-	-	-	-	-	-	-
Owner occupied special purpose	-	-	-	-	-	-	-
Non-owner occupied general purpose	-	-	-	-	-	123	-
Non-owner occupied special purpose	-	-	-	-	-	-	-
Retail properties	-	-	-	-	-	-	-
Farm	-	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-	-
All other	-	-	-	-	-	-	-
Residential
Investor	829	829	10	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Owner occupied	3,443	3,443	43	-	-	402	-
HELOC	985	985	91	25	2	26	2
Other [1]	-	-	-	-	-	-	-
Total impaired loans with a recorded allowance	5,257	5,257	144	145	2	551	2
Total impaired loans	$20,112	$23,049	$144	$20,342	$85	$21,187	$186

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

TDRs that were modified during the period are as follows:

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied general purpose
Other[1]	1	$427	$424	1	$427	$424
Owner occupied special purpose
Other[1]	-	-	-	1	110	52
Real estate - residential
Owner occupied
HAMP[2]	1	211	211	3	383	331
Other[1]	1	34	29	1	34	29
HELOC
HAMP[2]	1	26	26	1	26	26
Rate[3]				1	24	24
Other[1]	2	93	92	9	596	587
Total	6	$791	$782	17	$1,600	$1,473

	TDR Modifications			TDR Modifications
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	# of	Pre-modification	Post-modification	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment	contracts	recorded investment	recorded investment
Troubled debt restructurings
HELOC
Other[1]	2	$155	$147	6	$399	$388
Total	2	$155	$147	6	$399	$388

1 Other:  Change of terms from bankruptcy court.

2 HAMP:  Home Affordable Modification Program.

3  Rate:  Refers to interest rate reduction.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There was no TDR default activity for the periods ended September 30, 2018 and September 30, 2017, for loans that were restructured within the 12 month period prior to default.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of September 30, 2018.

	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, July 1, 2018	$2,995	$1,373	$6,403	$10,771
Purchases	-	-	-	-
Accretion	(312)	(129)	(334)	(775)
Transfer[1]	(373)	(26)	-	(399)
Ending balance, September 30, 2018	$2,310	$1,218	$6,069	$9,597

1 Transfer was due to loans moved to OREO.

Note 5 – Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Three months ended September 30, 2018
Beginning balance	$2,676	$634	$10,537	$1,398	$1,818	$1,390	$868	$19,321
Charge-offs	7	-	201	-	-	49	115	372
Recoveries	32	-	37	32	83	139	56	379
Provision (Release)	96	31	(144)	(374)	67	(372)	696	-
Ending balance	$2,797	$665	$10,229	$1,056	$1,968	$1,108	$1,505	$19,328

Nine months ended September 30, 2018
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	38	13	609	(16)	(55)	141	316	1,046
Recoveries	141	-	425	35	1,099	277	208	2,185
Provision (Release)	241	(14)	891	82	(1,032)	(474)	1,034	728
Ending balance	$2,797	$665	$10,229	$1,056	$1,968	$1,108	$1,505	$19,328

Ending balance: Individually evaluated for impairment	$-	$-	$185	$42	$59	$61	$26	$373
Ending balance: Collectively evaluated for impairment	2,797	665	10,044	1,014	1,909	1,047	1,479	18,955
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,797	$665	$10,229	$1,056	$1,968	$1,108	$1,505	$19,328

Loans:
Ending balance: Individually evaluated for Impairment	$-	$-	$5,782	$109	$8,740	$2,054	$40	$16,725
Ending balance: Collectively evaluated for impairment	306,407	70,661	798,402	112,764	384,858	119,968	14,277	1,807,337
Ending balance: Acquired and accounted for ASC 310-30	-	-	4,126	778	5,983	-	-	10,887
Total ending loans balance	$306,407	$70,661	$808,310	$113,651	$399,581	$122,022	$14,317	$1,834,949

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Changes in the allowance for loan and lease losses by segment of loans based on method of impairment for the three and nine months ended September 30, 2017, were as follows:

Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Three months ended September 30, 2017
Beginning balance	$2,150	$791	$8,107	$857	$1,872	$1,513	$546	$15,836
Charge-offs	13	98	22	19	5	2	82	241
Recoveries	6	-	43	11	90	369	51	570
(Release) Provision	(104)	77	505	165	(187)	(455)	299	300
Ending balance	$2,039	$770	$8,633	$1,014	$1,770	$1,425	$814	$16,465

Nine months ended September 30, 2017
Beginning balance	$1,629	$633	$9,547	$389	$2,178	$1,331	$451	$16,158
Charge-offs	20	215	300	23	982	196	262	1,998
Recoveries	13	-	124	89	243	607	179	1,255
Provision (Release)	417	352	(738)	559	331	(317)	446	1,050
Ending balance	$2,039	$770	$8,633	$1,014	$1,770	$1,425	$814	$16,465

Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance: Collectively evaluated for impairment	2,039	770	8,633	1,014	1,764	1,425	814	16,459
Total ending allowance balance	$2,039	$770	$8,633	$1,014	$1,770	$1,425	$814	$16,465

Loans:
Ending balance: Individually evaluated for impairment	$207	$196	$3,147	$205	$14,281	$2,042	$8	$20,086
Ending balance: Collectively evaluated for impairment	257,149	69,109	735,989	94,663	288,799	114,461	13,935	1,574,105
Total ending loan balance	$257,356	$69,305	$739,136	$94,868	$303,080	$116,503	$13,943	$1,594,191

1 The “Other” class includes consumer, overdrafts and net deferred costs.

Note 6 – Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other real estate owned	2018	2017	2018	2017
Balance at beginning of period	$8,912	$11,724	$8,371	$11,916
Property additions, net of acquisition adjustments	(217)	176	2,595	3,796
Property improvements	-	-	59	-
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	1,612	1,956	3,576	5,058
Period valuation adjustments	119	920	485	1,630
Balance at end of period	$6,964	$9,024	$6,964	$9,024

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$8,348	$8,304	$8,208	$9,982
Provision for unrealized losses	119	920	485	1,630
Reductions taken on sales	(456)	(421)	(682)	(2,809)
Other adjustments	-	-	-	-
Balance at end of period	$8,011	$8,803	$8,011	$8,803

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Expenses related to OREO, net of lease revenue includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gain on sales, net	$(612)	$(276)	$(716)	$(454)
Provision for unrealized losses	119	920	485	1,630
Operating expenses	133	221	502	1,037
Less:
Lease revenue	10	185	39	285
Net OREO expense	$(370)	$680	$232	$1,928

Note 7 – Deposits

Major classifications of deposits were as follows:

	September 30, 2018	December 31, 2017
Noninterest bearing demand	$621,580	$572,404
Savings	298,073	262,220
NOW accounts	437,361	429,448
Money market accounts	310,452	276,082
Certificates of deposit of less than $100,000	235,272	216,493
Certificates of deposit of $100,000 through $250,000	163,716	122,489
Certificates of deposit of more than $250,000	65,916	43,789
Total deposits	$2,132,370	$1,922,925

Note 8 – Borrowings

The following table is a summary of borrowings as of September 30, 2018, and December 31, 2017.  Junior subordinated debentures are discussed in detail in Note 9:

	September 30, 2018	December 31, 2017
Securities sold under repurchase agreements	$44,333	$29,918
Other short-term borrowings [1]	81,875	115,000
Junior subordinated debentures	57,674	57,639
Senior notes	44,133	44,058
Notes payable and other borrowings	18,050	-
Total borrowings	$246,065	$246,615

1 Includes short-term FHLBC advances and the outstanding portion of an operating line of credit.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature overnight from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies and collateralized mortgage-backed securities and had a carrying amount of $44.3 million at September 30, 2018, and $29.9 million at December 31, 2017.  The fair value of the pledged collateral was $72.6 million at September 30, 2018 and $40.0 million at December 31, 2017.  At September 30, 2018, there were no customers with secured balances exceeding 10% of stockholders’ equity.

The Company’s borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC.  Total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  As of September 30, 2018, the Bank had $77.9 million in short-term advances outstanding under the FHLBC compared to $115.0 million outstanding as of December 31, 2017; $65.0 million of the September 30, 2018, balance was issued at 2.22%, and $5.0 million was issued at 2.24%.  The additional $4.0 million in other short-term borrowings as of September 30, 2018, was the outstanding portion of a $20.0 million line of credit the Company has with a correspondent bank for short-term funding needs, paying 3.85% as of the current quarter end; advances under the line can be outstanding up to 360 days from date of issuance.  The Bank also assumed $23.5 million of long-term FHLBC advances with the ABC Bank acquisition.  At September 30, 2018, these advances have a total outstanding balance

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

of $18.1 million and are scheduled to mature over the next 7.5 years with interest rates ranging between 1.40% to 2.83%.  FHLBC stock held was valued at $4.3 million, and any potential FHLBC advances were collateralized by securities with a fair value of $77.3 million and loans with a principal balance of $304.2 million, which carried a FHLBC calculated combined collateral value of $303.3 million.  The Company had excess collateral of $133.0 million available to secure borrowings at September 30, 2018.

The Company also has $44.1 million of senior notes outstanding, net of deferred issuance costs, as of September 30, 2018 and December 31, 2017.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of September 30, 2018 and December 31, 2017, unamortized debt issuance costs related to the senior notes were $867,000 and $942,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and are included in the Consolidated Statements of Income.

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

The Company issued an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate paid on the debt of 4.34% as of September 30, 2018, compared to the rate paid prior to June 15, 2017 of 6.77%. The Company issued a new $25.8 million subordinated debenture to Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.

Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of September 30, 2018, and December 31, 2017, unamortized debt issuance costs related to the junior subordinated debentures were $704,000 and $739,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the 30-year term of the notes and are included in the Consolidated Statements of Income.

Note 10 – Equity Compensation Plans

Stock-based awards are outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.  At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The 2014 Plan authorizes the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of September 30, 2018, 169,791 shares remained available for issuance under the 2014 Plan.

There were no stock options granted or exercised in the nine months ended September 30, 2018 and 2017.  All stock options are granted for a term of ten years.  There is no unrecognized compensation cost related to unvested stock options as all stock options of the Company’s common stock have fully vested.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

A summary of stock option activity in the Plans for the nine months ended September 30, 2018, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (years)	Intrinsic Value
Beginning outstanding	9,000	$7.49	-	-
Canceled	-	-	-	-
Expired	-	-	-	-
Ending outstanding	9,000	$7.49	0.4	$72

Exercisable at end of period	9,000	$7.49	0.4	$72

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

The Company granted restricted stock under its equity compensation plans beginning in 2005 and it began granting restricted stock units in February 2009.  Awards of restricted stock under the Plans generally entitle holders to voting and dividend rights upon grant and are subject to forfeiture until certain restrictions have lapsed including employment for a specific period.  Awards of restricted stock units under the Plans are also subject to forfeiture until certain restrictions have lapsed including employment for a specific period, but do not entitle holders to voting rights until the restricted period ends and shares are transferred in connection with the units.

There were 254,281 restricted stock units issued under the 2014 Plan during the nine months ended September 30, 2018, which included 140,000 units granted under a new performance restricted stock unit agreement for select officers and all directors.  The performance period covers January 1, 2018 through December 31, 2020, and vesting will be based upon the achievement of certain key Company performance metrics, such as total shareholder returns, earnings, and corporate efficiencies.  There were 161,500 restricted stock units issued during the nine months ended September 30, 2017.  Compensation expense is recognized over the vesting period of the restricted stock unit based on the market value of the award on the issue date.  Total compensation cost that has been recorded for the 2014 Plan was $1.7 million and $925,000 in the first nine months of 2018 and 2017, respectively.

A summary of changes in the Company’s unvested restricted awards for the nine months ended September 30, 2018, is as follows:

	September 30, 2018
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	465,000	$7.79
Granted	254,281	13.98
Vested	(155,500)	5.14
Forfeited	-	-
Unvested at September 30	563,781	$11.31

Total unrecognized compensation cost of restricted awards was $3.6 million as of September 30, 2018, which is expected to be recognized over a weighted-average period of 2.01 years.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 11 – Earnings Per Share

The earnings per share – both basic and diluted – are included below as of September 30 (in thousands except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Weighted-average common shares outstanding	29,747,078	29,627,086	29,718,191	29,591,811
Net income	$9,642	$8,077	$25,392	$17,650
Basic earnings per share	$0.32	$0.27	$0.85	$0.60
Diluted earnings per share:
Weighted-average common shares outstanding	29,747,078	29,627,086	29,718,191	29,591,811
Dilutive effect of unvested restricted awards[1]	563,781	473,967	525,627	425,081
Dilutive effect of stock options and warrants	73,032	2,556	53,476	2,473
Diluted average common shares outstanding	30,383,891	30,103,609	30,297,294	30,019,365
Net Income	$9,642	$8,077	$25,392	$17,650
Diluted earnings per share	$0.32	$0.27	$0.84	$0.59

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	-	900,839	-	900,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation also includes a warrant for 815,339 shares of common stock, at an exercise price of $13.43 per share, that was outstanding as of September 30, 2018, and is considered dilutive.  The same warrant was not included as of September 30, 2017, because the warrant was anti-dilutive.  The ten-year warrant was issued in 2009, and was sold at auction by the U.S. Treasury in June 2013 to a third party investor.

Note 12 – Regulatory & Capital Matters

The Bank is subject to the risk-based capital regulatory guidelines, which include the methodology for calculating the risk-weighted Bank assets, developed by the Office of the Comptroller of the Currency (the “OCC”) and the other bank regulatory agencies.  In connection with the current economic environment, the Bank’s current level of nonperforming assets and the risk-based capital guidelines, the Bank’s Board of Directors has determined that the Bank should maintain a Tier 1 leverage capital ratio at or above eight percent (8%) and a total risk-based capital ratio at or above twelve percent (12%).  At September 30, 2018, the Bank exceeded those thresholds.

At September 30, 2018, the Bank’s Tier 1 capital leverage ratio was 11.05%, an increase of 26 basis points from December 31, 2017, and is well above the 8.00% objective.  The Bank’s total capital ratio was 14.16%, an increase of 38 basis points from December 31, 2017, and also well above the objective of 12.00%.

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of September 30, 2018 and December 31, 2017.

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

At September 30, 2018, and December 31, 2017, the Company, on a consolidated basis, exceeded the minimum thresholds to be considered “well capitalized” under current regulatory defined capital ratios.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Capital levels and industry defined regulatory minimum required levels are as follows:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$196,632	9.12%	$137,448	6.375%	N/A	N/A
Old Second Bank	285,010	13.26	137,024	6.375	$139,711	6.50%
Total capital to risk weighted assets
Consolidated	270,976	12.57	212,879	9.875	N/A	N/A
Old Second Bank	304,333	14.16	212,238	9.875	214,924	10.00
Tier 1 capital to risk weighted assets
Consolidated	251,653	11.67	169,817	7.875	N/A	N/A
Old Second Bank	285,010	13.26	169,265	7.875	171,952	8.00
Tier 1 capital to average assets
Consolidated	251,653	9.72	103,561	4.00	N/A	N/A
Old Second Bank	285,010	11.05	103,171	4.00	128,964	5.00

December 31, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$179,853	9.25%	$111,801	5.750%	N/A	N/A
Old Second Bank	249,417	12.88	111,347	5.750	$125,870	6.50%
Total capital to risk weighted assets
Consolidated	251,383	12.93	179,837	9.250	N/A	N/A
Old Second Bank	266,873	13.78	179,142	9.250	193,667	10.00
Tier 1 capital to risk weighted assets
Consolidated	233,927	12.03	140,978	7.250	N/A	N/A
Old Second Bank	249,417	12.88	140,394	7.250	154,917	8.00
Tier 1 capital to average assets
Consolidated	233,927	10.08	92,828	4.00	N/A	N/A
Old Second Bank	249,417	10.79	92,462	4.00	115,578	5.00

1  As of September 30, 2018, amounts are shown inclusive of a capital conservation buffer of 1.875%; as compared to December 31, 2017, of 1.25%.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at September 30, 2018, and December 31, 2017, respectively, measured by the Company at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,854	$-	$-	$3,854
U.S. government agencies	-	11,703	-	11,703
U.S. government agencies mortgage-backed	-	14,766	-	14,766
States and political subdivisions	-	262,753	9,511	272,264
Collateralized mortgage obligations	-	63,396	1,564	64,960
Asset-backed securities	-	109,173	-	109,173
Collateralized loan obligations	-	65,618	-	65,618
Loans held-for-sale	-	2,911	-	2,911
Mortgage servicing rights	-	-	8,131	8,131
Interest rate swap agreements	-	2,803	-	2,803
Mortgage banking derivatives	-	151	-	151
Total	$3,854	$533,274	$19,206	$556,334

Liabilities:
Interest rate swap agreements	$-	$2,803	$-	$2,803
Total	$-	$2,803	$-	$2,803

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,947	$-	$-	$3,947
U.S. government agencies	-	13,061	-	13,061
U.S. government agencies mortgage-backed	-	12,214	-	12,214
States and political subdivisions	-	263,831	14,261	278,092
Corporate bonds	-	833	-	833
Collateralized mortgage obligations	-	63,671	2,268	65,939
Asset-backed securities	-	112,932	-	112,932
Collateralized loan obligations	-	54,421	-	54,421
Loans held-for-sale	-	4,067	-	4,067
Mortgage servicing rights	-	-	6,944	6,944
Interest rate swap agreements	-	727	-	727
Mortgage banking derivatives	-	238	-	238
Total	$3,947	$525,995	$23,473	$553,415

Liabilities:
Interest rate swap agreements	$-	$2,014	$-	$2,014
Total	$-	$2,014	$-	$2,014

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	32	-	636
Included in other comprehensive income	34	(805)	-
Purchases, issuances, sales, and settlements
Purchases	-	20,421	-
Issuances	-	-	997
Settlements	(770)	(24,366)	(446)
Ending balance September 30, 2018	$1,564	$9,511	$8,131

	Nine Months Ended September 30, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings (or changes in net assets)	32	-	(354)
Included in other comprehensive income	7	(501)	-
Purchases, issuances, sales, and settlements
Purchases	-	10,994	-
Issuances	-	-	951
Settlements	(666)	(20,359)	(402)
Ending balance September 30, 2017	$2,492	$12,360	$6,684

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of September 30, 2018:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$8,131	Discounted Cash Flow	Discount Rate	7.0 - 302.1%	10.2%
			Prepayment Speed	7.0 - 68.9%	8.1%

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

In addition to the above, Level 3 fair value measurement included $9.5 million for state and political subdivisions representing various local municipality securities and $1.6 million of collateralized mortgage obligations at September 30, 2018.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.  The state and political subdivisions securities balance in Level 3 fair value at September 30, 2017, was $12.4 million and collateralized mortgage obligation balance in Level 3 was $2.5 million.  Both of these were classified as securities available-for-sale, and were valued using a discount based on market spreads of similar assets, but the liquidity premium was an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at September 30, 2018, and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$9,269	$9,269
Other real estate owned, net[2]	-	-	6,964	6,964
Total	$-	$-	$16,233	$16,233

1 Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans; had a carrying amount of $9.6 million and a valuation allowance of $373,000 resulting in an increase of specific allocations within the allowance for loan and lease losses of $229,000 for the nine months ended September 30, 2018.

2 OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $7.0 million, which is made up of the outstanding balance of $15.9 million, net of a valuation allowance of $8.0 million and participations of $937,000 at September 30, 2018.

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

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

Note 14 – Fair Values of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For September 30, 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  This is not comparable with the fair value disclosures for December 31, 2017, which were estimated using an entrance price basis.  For December 31, 2017, fair values of variable rate loans and leases with no significant change in credit risk were based on carrying values.  The fair values of other loans and leases were estimated using discounted cash flow analyses which used interest rates being offered for loans and leases with similar terms to borrowers of similar credit quality. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material.

The carrying amount and estimated fair values of financial instruments were as follows:

	September 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,366	$34,366	$34,366	$-	$-
Interest bearing deposits with financial institutions	15,956	15,956	15,956	-	-
Securities available-for-sale	542,338	542,338	3,854	527,409	11,075
FHLBC and FRBC Stock	10,511	10,511	-	10,511	-
Loans held-for-sale	2,911	2,911	-	2,911	-
Net loans	1,815,621	1,801,489	-	-	1,801,489
Interest rate swap agreements	1,135	1,135	-	1,135
Accrued interest receivable	10,460	10,460	-	10,460	-

Financial liabilities:
Noninterest bearing deposits	$621,580	$621,580	$621,580	$-	$-
Interest bearing deposits	1,510,790	1,583,984	-	1,583,984	-
Securities sold under repurchase agreements	44,333	44,333	-	44,333	-
Other short-term borrowings	81,875	81,875	-	81,875	-
Junior subordinated debentures	57,674	59,104	33,336	25,769	-
Senior notes	44,133	45,693	-	45,693	-
Note payable and other borrowings	18,050	18,050	-	18,050	-
Borrowing interest payable	801	801	-	801	-
Deposit interest payable	924	924	-	924	-

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data, unaudited)

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,444	$37,444	$37,444	$-	$-
Interest bearing deposits with financial institutions	18,389	18,389	18,389	-	-
Securities available-for-sale	541,439	541,439	3,947	520,963	16,529
FHLBC and FRBC Stock	10,168	10,168	-	10,168	-
Loans held-for-sale	4,067	4,067	-	4,067	-
Net loans	1,600,161	1,586,722	-	-	1,586,722
Accrued interest receivable	8,595	8,595	-	8,595	-

Financial liabilities:
Noninterest bearing deposits	$572,404	$572,404	$572,404	$-	$-
Interest bearing deposits	1,350,521	1,346,339	-	1,346,339	-
Securities sold under repurchase agreements	29,918	29,918	-	29,918	-
Other short-term borrowings	115,000	115,000	-	115,000	-
Junior subordinated debentures	57,639	59,471	33,267	26,204	-
Subordinated debenture	44,058	46,743	-	46,743	-
Interest rate swap agreements	1,287	1,287	-	1,287	-
Borrowing interest payable	140	140	-	140	-
Deposit interest payable	631	631	-	631	-

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $18,000 will be reclassified as a reduction to interest expense.

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

The Company also grants mortgage loan interest rate lock commitments to borrowers, subject to normal loan underwriting standards.  The interest rate risk associated with these loan interest rate lock commitments is managed with contracts for future deliveries of loans as well as selling forward mortgage-backed securities contracts.  Loan interest rate lock commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to originate residential mortgage loans held-for-sale and forward commitments to sell residential mortgage loans or forward MBS contracts are considered derivative instruments and changes in the fair value are recorded to mortgage banking revenue.  Fair values are estimated based on observable changes in mortgage interest rates including mortgage-backed securities prices from the date of the commitment.

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2018 and December 31, 2017.

Fair Value of Derivative Instruments

			Asset Derivatives				Liability Derivatives
			September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	1,135	Other Assets	-	Other Liabilities	-	Other Liabilities	1,287
Total derivatives designated as hedging instruments				1,135		-		-		1,287

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	168,394	Other Assets	2,803	Other Assets	727	Other Liabilities	2,803	Other Liabilities	727
Interest rate lock commitments and forward contracts	96	25,250	Other Assets	151	Other Assets	238	Other Liabilities	-	Other Liabilities	-
Other contracts	3	15,806	Other Assets	-	Other Assets	-	Other Liabilities	3	Other Liabilities	13
Total derivatives not designated as hedging instruments				2,954		965		2,806		740

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $599,000 as of September 30, 2018, and a loss in AOCI of $80,000 as of September 30, 2017.   The amount of the gain (loss) reclassified from AOCI to interest income on the income statement totaled ($29,000) and ($101,000) for the three months ended September 30, 2018, and September 30, 2017, respectively.  The amount of the gain (loss) reclassified from AOCI to interest income or interest expense on the income statement totaled ($145,000) and ($119,000) for the nine months ended September 30, 2018, and September 30, 2017, respectively.

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

As of September 30, 2018, there were no derivatives in a net liability position. As of September 30, 2018, the Company has not posted any collateral related to derivatives agreements.

The Bank also issues letters of credit, which are conditional commitments that guarantee the performance of a customer to a third party.  The credit risk involved and collateral obtained in issuing letters of credit are essentially the same as that involved in extending loan commitments to our customers.  In addition to customer related commitments, the Company is responsible for letters of credit commitments that relate to properties held in OREO.  The following table represents the Company’s contractual commitments due to letters of credit as of September 30, 2018, and December 31, 2017.

The following table is a summary of letter of credit commitments (in thousands):

	September 30, 2018			December 31, 2017
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$327	$7,165	$7,492	$177	$3,770	$3,947
Commercial standby	-	388	388	-	354	354
Performance standby	532	7,074	7,606	241	7,594	7,835
	859	14,627	15,486	418	11,718	12,136
Non-borrower:
Performance standby	-	67	67	-	142	142
Total letters of credit	$859	$14,694	$15,553	$418	$11,860	$12,278

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2018, as compared to December 31, 2017, and our results of operations for the three and nine months ended September 30, 2018 and September 30, 2017.  This discussion and analysis is best read in conjunction with our consolidated financial statements as well as the financial and statistical data appearing elsewhere in this report and our Form 10-K for the year ended December 31, 2017.  The results of operations for the quarter and nine months ended September 30, 2018, are not necessarily indicative of future results.

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

Financial Overview

Our community-focused banking franchise experienced total asset and overall market growth in the third quarter of 2018, compared to the fourth quarter and third quarter of 2017, and we believe we are positioned for further growth as we continue to serve our customers’ needs in a competitive economic environment.  While industry and regulatory developments in the past few years have made it challenging to attain the levels of profitability and growth reflected prior to the economic recession of 2007-2009, we are continuing to seek to provide value to our customers and the communities in which we operate, by executing on growth opportunities in our local markets and developing new banking relationships.

The following provides an overview of some of the factors impacting our financial performance for the three and nine month periods ending September 30, 2018:

•

This is the second quarter of results of operations that included our recent acquisition of Greater Chicago Financial Corp., and its wholly-owned subsidiary bank, ABC Bank, which closed on April 20, 2018.

•

Net income for the third quarter of 2018 was $9.6 million, or $0.32 per diluted share, compared to $8.1 million, or $0.27 per diluted share, for the third quarter of 2017.  Net income for the nine months ended September 30, 2018, totaled $25.4 million, or $0.84 per diluted share, compared to $17.7 million, or $0.59 per diluted share for the nine months ended September 30, 2017.

•

Net interest and dividend income was $23.7 million for the third quarter of 2018, compared to $19.3 million for the quarter ended September 30, 2017.  Net interest and dividend income was $66.6 million for the nine months ended September 30, 2018, compared to $55.5 million for the like period in 2017.

•

Noninterest income was $7.8 million for both the third quarter of 2018 and the third quarter of 2017.  Noninterest income was $24.9 million for the nine months ended September 30, 2018, which reflected an increase of $2.7 million, or 12.0%, over the like period in 2017, due primarily to a $1.0 million BOLI death benefit recorded in the first quarter of 2018, as well as increases in interest rate driven mark to market adjustments on mortgage servicing rights.

•

Noninterest expense was $18.7 million for the third quarter of 2018, which reflects an increase of $1.8 million, or 10.6%, from the third quarter of 2017.  For the nine months ended September 30, 2018, noninterest expense totaled $58.4 million, an increase of $5.4 million, or 10.2%, over the like period in 2017. Increases noted were primarily due to acquisition-related costs recorded in 2018 stemming from our acquisition of ABC Bank.

•

Asset quality remained consistent, with nonperforming loans as a percent of total loans declining to 0.6% as of September 30, 2018 from 1.0% as of September 30, 2017.  We added $11.4 million of purchase credit impaired loans (“PCI loans”), net of purchase accounting adjustments, in our acquisition of ABC Bank in the second quarter of 2018.  As of September 30, 2018, PCI loans, net of purchase accounting adjustments, totaled $10.9 million, and PCI loans to total loans were 0.6%.  We had no PCI loans before our acquisition of ABC Bank.

•

Income tax expense increased in the 2018 periods reported compared to the like 2017 periods due  primarily to a $2.9 million increase in pre-tax income for the third quarter of 2018 compared to the third quarter of 2017, and a $8.7 million increase in pre-tax income for the nine months ended September 30, 2018 compared to the like 2017 period.  In addition, an increase in the State of Illinois income tax became effective on July 1, 2017, and resulted in the remeasurement of our deferred tax asset and a $1.6 million tax benefit in the third quarter of 2017.  These increases in income tax expense and the provision for income taxes for the quarter and nine months ended September 30, 2018, compared to the like periods in 2017, were partially offset by the enactment of the “Tax Cuts and Jobs Act,” which became effective on January 1, 2018, and lowered the Federal corporate income tax rate to 21%.

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

Results of Operations

Three months ended September 30, 2018 and 2017

Our net income before taxes was $12.8 million in the third quarter of 2018 compared to $9.9 million in the third quarter of 2017.  Net interest and dividend income increased $4.5 million, and noninterest income remained steady at $7.8 million in both the third quarter of 2018 and 2017.  The increase in pre-tax income was also due to no provision for loan and lease loss expense being recorded in the third quarter of 2018, compared to $300,000 recorded in the third quarter of 2017.  Partially offsetting the increase in pre-tax income was an increase of $1.8 million in noninterest expense due primarily to an increase in salaries and employee benefits and other expenses, partially offset by net gains on OREO sales in the third quarter of 2018.

The increase in net interest and dividend income was driven primarily by rising interest rates and loan growth due to the ABC Bank acquisition.  Loans acquired, net of the purchase accounting adjustments, totaled $227.6 million in the second quarter of 2018.  Loans and loans held for sale yielded 5.0% in the third quarter of 2018, compared to 4.6% in the third quarter of 2017.

Management has remained diligent in reviewing our loan portfolio to analyze and to determine if charge-offs are required.  Due to an increasingly competitive loan origination environment, coupled with significant loan paydowns, there was no net loan growth in the third quarter of 2018, compared to the prior linked quarter. Management’s review of the loan portfolio concluded that no additional provision expense was necessary, based on analysis of the allowance and loan portfolio held.  The allowance for loan and lease loss analysis methodology remained consistent, with no material changes incorporated in the third quarter of 2018 from the prior quarter. Management determined an additional provision for loan and lease losses of $300,000 was appropriate for the quarter ended September 30, 2017.

Earnings for the third quarter of 2018 were $0.32 per diluted share on $9.6 million of net income, as compared to $0.27 per diluted share on net income of $8.1 million for the third quarter of 2017.  Earnings in the 2018 period, compared to the like 2017 period, were positively impacted by increased loan volumes due to the ABC Bank acquisition, as well as the favorable impact of a rising interest rate environment and the federal income tax rate reduction to 21% from 35% stemming from the “Tax Cuts and Jobs Act” passed in late 2017.

Nine months ended September 30, 2018 and 2017

Our net income before taxes was $32.4 million for the nine months ended September 30, 2018, compared to $23.7 million for the nine months ended September 30, 2017.  Net interest and dividend income increased $11.1 million, and noninterest income increased $2.7 million for the nine months ended September 30, 2018, compared to the like period in 2017.  The increase in pre-tax income was partially offset by a $5.4 million increase in noninterest expenses for the nine months ended September 30, 2018, compared to the like period in 2017, due primarily to acquisition-related costs incurred year to date of $3.3 million, pre-tax, partially offset by net gains on OREO sales and a decrease in OREO related operating costs due to a decline in OREO for the nine months ended September 30, 2018.

The increase in net interest and dividend income was driven primarily by rising interest rates and the ABC Bank acquisition, while the increase in noninterest income was primarily due to a $1.0 million death benefit received on a BOLI claim in the first quarter of 2018, as well as increases in interest rate driven mark to market adjustment on mortgage servicing rights.

Earnings for the nine month period ending September 30, 2018, were $0.84 per diluted share on $25.4 million of net income, as compared to $0.59 per diluted share on net income of $17.7 million for the nine month period ending September 30, 2017.  Earnings in the 2018 period, compared to the like 2017 period, were positively impacted by increased loan volumes due to the ABC Bank acquisition, recoveries on a few nonperforming credits and the BOLI death benefit in the first quarter of 2018, as well as the favorable impact of a rising interest rate environment and the federal income tax rate reduction to 21% from 35% stemming from the “Tax Cuts and Jobs Act” passed in late 2017.  The performance of our loan portfolio, the impact of the restructuring of our securities portfolio into higher yielding instruments and organic loan growth in the year over year period also contributed to the increase in earnings for the 2018 period.

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

Three months ended September 30, 2018 and 2017

Net interest and dividend income increased by $4.5 million from $19.3 million for the quarter ended September 30, 2017, to $23.7 million for the quarter ended September 30, 2018.  Our interest and dividend income increased $915,000, or 3.4%, for the quarter ended September 30, 2018 compared to the second quarter of 2018, and reflected an increase of $5.8 million, or 25.6%, compared to the third quarter of 2017.  Tax equivalent interest and dividend income increased by $5.4 million from $23.3 million for the quarter ended September 30, 2017, to $28.7 million for the quarter ended September 30, 2018.  Average earning assets for the quarter ended September 30, 2018 were $2.41 billion, reflecting an increase of $19.7 million compared to the second quarter of 2018, and an increase of $289.8 million compared to the third quarter of 2017.  Total average loans, including loans held-for-sale, totaled $1.84 billion in the third quarter of 2018, which reflected an increase of $33.5 million compared to the second quarter of 2018, and an increase of $289.1 million compared to the third quarter of 2017.  The growth in average balances and resultant interest income was primarily due to $227.6 million of loans acquired, net of purchase accounting adjustments, in our acquisition of ABC Bank on April 20, 2018.  In addition, the rising interest rate environment in the 2018 period and the repositioning on our securities portfolio over the past year has driven higher yields and growth in interest and dividend income.  Total securities yields have increased by 14 basis points for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, due to the repositioning of our portfolio into higher yielding tax exempt securities.  Our average tax exempt securities portfolio increased by $53.7 million in the third quarter of 2018 compared to the third quarter of 2017.

Quarterly average interest bearing liabilities increased $12.3 million, or 0.7%, in the third quarter of 2018, compared to the second quarter of 2018, and increased $202.8 million, or 13.0%, compared to the third quarter of 2017. Growth from the prior periods was primarily due to deposits of $248.5 million, net of purchase accounting adjustments, recorded in our acquisition of ABC Bank in the second quarter of 2018.  In addition, an increase of $14.1 million was reflected in the average balances of securities sold under repurchase agreements.  The average of other short-term borrowed funds, which primarily consist of FHLBC advances, reflected a decrease of $16.9 million in the third quarter of 2018, compared to the third quarter of 2017.  The short-term FHLBC advances were impacted by the higher interest rate environment in the third quarter of 2018, reflecting a cost of funds of 2.24% compared to 1.90% for the second quarter of 2018, and 1.19% for the third quarter of 2017.  The decrease in average short-term borrowings was offset by the increase in notes payable and other borrowings, which included long-term FHLBC advances acquired with the ABC Bank purchase.  The average of these long-term advances totaled $20.8 million for the third quarter of 2018, and reflected a cost of funds of 3.30%.

The rate on our junior subordinated debentures declined in the third quarter of 2018, compared to the third quarter of 2017, due to the rate conversion on the debt from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge that resulted in a reduction in the total interest rate paid on the debt from 6.77% prior to June 15, 2017, to 4.34% at September 30, 2018.

Our net interest margin (on a tax-equivalent basis), expressed as a percentage of average earning assets, was 4.00% in the third quarter of 2018, reflecting a one basis point increase from the second quarter of 2018, and an increase of 23 basis points from the third quarter of 2017.  The average tax-equivalent yield on earning assets increased to 4.73% for the third quarter of 2018, compared to 4.67% for the second quarter of 2018 and 4.32% for the third quarter of 2017.  Increases in net interest margin and yield on average earning assets for the third quarter of 2018 compared to the third quarter of 2017 was attributable to growth in loan volumes and rates, as well as the restructuring of our securities portfolio into higher yielding tax exempt holdings, as discussed above.  The cost of funds on interest bearing liabilities was 1.00% for the third quarter of 2018, 0.92% for the second quarter of 2018, and 0.80% for the third quarter of 2017.  The increase in our cost of funds in each period was driven by the rising interest rate environment, specifically impacting the rates on newly issued time deposits and FHLBC advances.

Nine months ended September 30, 2018 and 2017

Net interest and dividend income increased by $11.1 million from $55.5 million for the nine months ended September 30, 2017, to $66.6 million for the nine months ended September 30, 2018.  Our interest and dividend income increased $13.7 million, or 21.2%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.  Tax equivalent interest and dividend income increased by $13.1 million from $67.2 million for the nine months ended September 30, 2017, to $80.3 million for the nine months ended September 30, 2018.

Our net interest margin (on a tax equivalent basis) for the nine months ended September 30, 2018, was 3.92% compared to 3.68% for the like 2017 period, reflecting a 24 basis point increase.  Average earning assets for the nine months ended September 30, 2018, were $2.33 billion, reflecting an increase of $224.1 million compared to the nine months ended September 30, 2017.  The yield on average earning assets for the nine months ended September 30, 2018, was 4.61%, compared to 4.22% for the nine months ended September 30, 2017.  Average interest bearing liabilities for the nine months ended September 30, 2018, increased $138.2 million, or 8.9%, compared to the nine months ended September 30, 2017.  The cost of funds for the nine months ended September 30, 2018, was 94 basis points, compared to the cost of funds of 80 basis points for the like 2017 period.  Growth in volumes and rates has resulted in an increase for all line items presented, excluding the junior subordinated debentures and senior notes.

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

ANALYSIS OF AVERAGE BALANCES,

TAX EQUIVALENT INTEREST AND RATES

(In thousands - unaudited)

	Quarters Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$17,975	$84	1.85	$19,161	$97	2.03	$11,685	$37	1.24
Securities:
Taxable	268,015	2,491	3.69	268,591	2,392	3.57	327,892	2,424	2.96
Non-taxable (TE)	274,282	2,612	3.78	286,611	2,676	3.74	220,540	2,504	4.54
Total securities	542,297	5,103	3.73	555,202	5,068	3.66	548,432	4,928	3.59
Dividends from FHLBC and FRBC	8,905	121	5.39	8,619	111	5.17	8,339	94	4.51
Loans and loans held-for-sale [1,2]	1,842,561	23,421	5.04	1,809,077	22,552	5.00	1,553,473	18,265	4.60
Total interest earning assets	2,411,738	28,729	4.73	2,392,059	27,828	4.67	2,121,929	23,324	4.32
Cash and due from banks	34,608	-	-	36,720	-	-	31,028	-	-
Allowance for loan and lease losses	(19,696)	-	-	(18,494)	-	-	(16,478)	-	-
Other noninterest bearing assets	191,296	-	-	176,608	-	-	185,906	-	-
Total assets	$2,617,946			$2,586,893			$2,322,385

Liabilities and Stockholders' Equity
NOW accounts	$444,790	$301	0.27	$443,586	$238	0.22	$422,913	$108	0.10
Money market accounts	319,492	250	0.31	317,775	193	0.24	273,440	85	0.12
Savings accounts	300,519	91	0.12	298,240	70	0.09	262,573	46	0.07
Time deposits	467,933	1,568	1.33	460,909	1,444	1.26	389,037	1,077	1.10
Interest bearing deposits	1,532,734	2,210	0.57	1,520,510	1,945	0.51	1,347,963	1,316	0.39
Securities sold under repurchase agreements	46,850	140	1.19	44,655	104	0.93	32,800	4	0.05
Other short-term borrowings	55,119	311	2.24	58,199	276	1.90	72,065	220	1.19
Junior subordinated debentures	57,669	930	6.40	57,657	927	6.45	57,621	930	6.46
Senior notes	44,121	672	6.04	44,096	672	6.11	44,021	672	6.11
Notes payable and other borrowings	20,768	173	3.30	19,795	95	1.92	-	-	-
Total interest bearing liabilities	1,757,261	4,436	1.00	1,744,912	4,019	0.92	1,554,470	3,142	0.80
Noninterest bearing deposits	625,982	-	-	618,765	-	-	551,768	-	-
Other liabilities	20,142	-	-	15,679	-	-	19,395	-	-
Stockholders' equity	214,561	-	-	207,537	-	-	196,752	-	-
Total liabilities and stockholders' equity	$2,617,946			$2,586,893			$2,322,385
Net interest income (TE) [2]		$24,293			$23,809			$20,182
Net interest margin (TE) [2]			4.00			3.99			3.77
Interest bearing liabilities to earning assets	72.86%			72.95%			73.26%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fees of $197,000, $233,000 and $722,000 for the third quarter of 2018, the second quarter of 2018, and the third quarter of 2017, respectively.  Nonaccrual loans are included in the above-stated average balances.

Analysis of Average Balances,
Tax Equivalent Interest and Rates
Nine Months Ended September 30, 2018, and 2017
(In thousands - unaudited)

	2018			2017
	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%
Assets
Interest bearing deposits with financial institutions	$17,000	$230	1.81	$11,913	$91	1.01
Securities:
Taxable	268,640	7,053	3.51	370,161	7,994	2.88
Non-taxable (TE)	280,221	7,897	3.77	196,120	6,443	4.38
Total securities	548,861	14,950	3.64	566,281	14,437	3.40
Dividends from FHLBC and FRBC	8,815	338	5.13	7,886	271	4.58
Loans and loans held-for-sale [1,2]	1,752,406	64,740	4.94	1,516,872	52,365	4.55
Total interest earning assets	2,327,082	80,258	4.61	2,102,952	67,164	4.22
Cash and due from banks	33,719	-	-	34,670	-	-
Allowance for loan and lease losses	(18,823)	-	-	(16,184)	-	-
Other noninterest bearing assets	178,228	-	-	189,533	-	-
Total assets	$2,520,206			$2,310,971

Liabilities and Stockholders' Equity
NOW accounts	$439,283	$715	0.22	$427,242	$316	0.10
Money market accounts	304,362	552	0.24	279,143	254	0.12
Savings accounts	288,499	220	0.10	262,352	125	0.06
Time deposits	437,401	4,187	1.28	392,049	3,081	1.05
Interest bearing deposits	1,469,545	5,674	0.52	1,360,786	3,776	0.37
Securities sold under repurchase agreements	43,951	323	0.98	32,764	10	0.04
Other short-term borrowings	66,802	916	1.83	62,308	472	1.00
Junior subordinated debentures	57,657	2,784	6.46	57,609	3,073	7.11
Senior notes	44,096	2,016	6.11	43,998	2,017	6.11
Notes payable and other borrowings	13,597	268	2.64	-	-	-
Total interest bearing liabilities	1,695,648	11,981	0.94	1,557,465	9,348	0.80
Noninterest bearing deposits	600,052	-	-	544,925	-	-
Other liabilities	16,619	-	-	20,814	-	-
Stockholders' equity	207,887	-	-	187,767	-	-
Total liabilities and stockholders' equity	$2,520,206			$2,310,971
Net interest income (TE) [2]		$68,277			$57,816
Net interest margin (TE) [2]			3.92			3.68
Interest bearing liabilities to earning assets	72.87%			74.06%

1 Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure, as discussed in the table on page 45, and includes fees of $611,000 and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.  Nonaccrual loans are included in the above-stated average balances.

Reconciliation of Tax-Equivalent Non-GAAP Financial Measures

Net interest income and net interest income to earning assets have been adjusted to a non-GAAP TE basis using a marginal rate of 21% for 2018 and 35% for 2017 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Net Interest Margin
Interest income (GAAP)	$28,176	$27,261	$22,425	$78,579	$64,841
Taxable-equivalent adjustment:
Loans	5	5	23	21	68
Securities	548	562	876	1,658	2,255
Interest income (TE)	28,729	27,828	23,324	80,258	67,164
Interest expense (GAAP)	4,436	4,019	3,142	11,981	9,348
Net interest income (TE)	$24,293	$23,809	$20,182	$68,277	$57,816
Net interest income (GAAP)	$23,740	$23,242	$19,283	$66,598	$55,493
Average interest earning assets	$2,411,738	$2,392,059	$2,121,929	$2,327,082	$2,102,952
Net interest margin (GAAP)	3.91%	3.90%	3.61%	3.83%	3.53%
Net interest margin (TE)	4.00%	3.99%	3.77%	3.92%	3.68%

Noninterest Income and Expense

The following table details the major components of noninterest income for the periods presented:

				3rd Quarter 2018
Noninterest Income	Three Months Ended			Percent Change From
(dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2018	2018	2017	2018	2017
Trust income	$1,644	$1,645	$1,468	(0.1)	12.0
Service charges on deposits	1,923	1,769	1,722	8.7	11.7
Residential mortgage banking revenue
Secondary mortgage fees	199	195	195	2.1	2.1
Mortgage servicing rights mark to market (loss) gain	(11)	(105)	(194)	89.5	94.3
Mortgage servicing income	471	627	451	(24.9)	4.4
Net gain on sales of mortgage loans	965	1,240	1,095	(22.2)	(11.9)
Total residential mortgage banking revenue	1,624	1,957	1,547	(17.0)	5.0
Securities gain, net	13	312	102	(95.8)	(87.3)
Increase in cash surrender value of BOLI	347	351	362	(1.1)	(4.1)
Debit card interchange income	1,135	1,132	1,075	0.3	5.6
Other income	1,128	1,366	1,567	(17.4)	(28.0)
Total noninterest income	$7,814	$8,532	$7,843	(8.4)	(0.4)

Noninterest income for the third quarter of 2018 decreased $718,000, or 8.4%, compared to the second quarter of 2018, and decreased $29,000 from total noninterest income recorded in the third quarter of 2017.

The decrease in noninterest income in the third quarter of 2018, compared to the second quarter of 2018, was driven primarily by a reduction in total residential mortgage banking revenues of $333,000, stemming primarily from a decline in net gain on sales of mortgage loans and declines in originations of mortgage loans and subsequent sales of those loans due to rising interest rates. Securities gain, net, experienced the most significant decline, as a percentage of total change on a linked quarter basis, as minimal security activity occurred in the third quarter of 2018.  In addition, commercial swap fee income, within other income above, declined by $235,000 from the second quarter of 2018 to the third quarter of 2018 due to a reduction in commercial loan originations.   Partially offsetting these decreases to noninterest income was service charges on deposit accounts, which reflected an increase in the third quarter of 2018 over the prior linked quarter due to expansion of commercial deposit fees.

Noninterest income remained relatively consistent for the third quarter of 2018, decreasing 0.4% compared to the third quarter of 2017.  Trust income increased $176,000 in the third quarter of 2018 compared to the third quarter of 2017, due to growth in assets under management.  Service charges on deposit accounts reflected $201,000 of growth in the third quarter of 2018, compared to the third quarter of 2017 due to an increase in commercial account service charges, and mortgage servicing rights mark to market losses in the third quarter of 2018 were $183,000 less than the third quarter of 2017.  These increases were more than offset by an $89,000 reduction in the third quarter 2018 securities gain, net, as well as a $546,000 reduction in commercial swap fee income, included within other income.

The following table details the major components of noninterest expense for the periods presented:

				3rd Quarter 2018
Noninterest Expense	Three Months Ended			Percent Change From
(dollars in thousands)	September 30,	June 30,	September 30,	June 30,	September 30,
	2018	2018	2017	2018	2017
Salaries	$8,509	$9,703	$7,704	(12.3)	10.4
Officers incentive	820	740	1,114	10.8	(26.4)
Benefits and other	1,836	1,912	1,231	(4.0)	49.1
Total salaries and employee benefits	11,165	12,355	10,049	(9.6)	11.1
Occupancy, furniture and equipment expense	1,782	1,652	1,482	7.9	20.2
Computer and data processing	1,247	2,741	1,081	(54.5)	15.4
FDIC insurance	162	165	199	(1.8)	(18.6)
General bank insurance	230	299	246	(23.1)	(6.5)
Amortization of core deposit intangible asset	136	97	24	40.2	466.7
Advertising expense	492	492	255	-	92.9
Debit card interchange expense	320	301	285	6.3	12.3
Legal fees	243	286	162	(15.0)	50.0
Other real estate owned expense, net	(370)	429	680	(186.2)	(154.4)
Other expense	3,304	3,469	2,455	(4.8)	34.6
Total noninterest expense	$18,711	$22,286	$16,918	(16.0)	10.6
Efficiency ratio (GAAP)	60.06%	69.16%	60.00%
Adjusted efficiency ratio (non-GAAP)[1]	59.11%	57.88%	57.66%

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

See the section entitled “Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures” on page 48 for a reconciliation of this non-GAAP measure to the most comparable GAAP equivalent.

Noninterest expense for the third quarter of 2018 decreased $3.6 million, or 16.0%, compared to the second quarter of 2018, and increased $1.8 million, or 10.6%, compared to the third quarter of 2017.

The decrease in noninterest expense in the third quarter of 2018, compared to the second quarter of 2018, was primarily attributable to ABC Bank acquisition-related costs incurred in the second quarter of 2018, which included $1.2 million of salaries and employee benefit expense, $1.6 million of computer and data processing expense, and $114,000 of legal expense, as well as various costs within other expense for the second quarter of 2018 related to acquisition, such as appraisals, audit fees, and consulting expenses.  The third quarter of 2018 reflects an increase in select noninterest expense items when compared to the prior linked quarter, such as occupancy, furniture and equipment expenses, and amortization of core deposit intangibles due to the impact of the ABC Bank acquisition.  The decrease in noninterest expense in the third quarter of 2018 compared to the second quarter of 2018 was also driven by reduced OREO related costs, as a favorable variance of $588,000 of net gains on sale of OREO was recorded in the linked quarter, and our OREO portfolio balance continued to decline.

The increase in noninterest expense in the third quarter of 2018, compared to the third quarter of 2017, was primarily attributable to the impact of additional employees, occupancy costs, and core deposit intangible amortization stemming from the ABC Bank acquisition in the second quarter of 2018.   The increase in noninterest expense in the third quarter of 2018 was partially offset by reduced OREO related costs in 2018, compared to the third quarter of 2017, as a favorable variance of $336,000 of net gains on sale of OREO was recorded in  the third quarter of 2018, and our OREO portfolio balance continued to decline.

Reconciliation of Adjusted Efficiency Ratio Non-GAAP Financial Measures

	Three Months Ended
	September 30,	June 30,	September 30,
	2018	2018	2017
Efficiency Ratio
Noninterest expense	$18,711	$22,286	$16,918
Less amortization of core deposit	136	97	24
Less other real estate expense, net	(370)	429	680
Less acquisition related costs	(82)	3,168	-
Adjusted noninterest expense	$19,027	$18,592	$16,214

Net interest income (GAAP)	$23,740	$23,242	$19,283
Taxable-equivalent adjustment:
Loans	5	5	23
Securities	548	562	876
Net interest income (TE)	24,293	23,809	20,182
Noninterest income	7,814	8,532	7,843
Taxable-equivalent adjustment:
Increase in cash surrender value of BOLI (TE)	92	93	195
Noninterest income (TE)	7,906	8,625	8,038
Less securities gain (loss), net	13	312	102
Adjusted noninterest income, plus net interest income (TE)	$32,186	$32,122	$28,118
Efficiency ratio (GAAP)	60.06%	69.16%	60.00%
Adjusted efficiency ratio (non-GAAP)	59.11%	57.88%	57.66%

Income Taxes

We recorded a tax expense of $3.2 million on $12.8 million of pre-tax income for the third quarter of 2018 compared to an income tax expense of $1.8 million in the second quarter of 2018 and $1.8 million of income tax expense in the third quarter of 2017.  The effective tax rate for the third quarter of 2018 was 24.9%, an increase from 22.1% for the second quarter of 2018,and an increase from 18.5% in the third quarter of 2017.  Lower tax rates were effective in 2017 due to the State of Illinois enactment of a tax rate increase on July 1 2017, which required a remeasurement of our deferred tax asset and a resultant income tax credit of $1.6 million that was recorded in the third quarter of 2017.

We recorded a tax expense of $7.0 million on $32.4 million of pre-tax income for the nine months ended September 30, 2018, compared to $6.0 million on $23.7 million of pre-tax income for the like 2017 period.  The 2018 periods all reflect lower federal tax rates due to the “Tax Cuts and Jobs Act” which became effective January 1, 2018, and resulted in the federal corporate tax rate being reduced to 21% from 35%. The effective tax rate for the nine months ended September 30, 2018 was 21.6%, compared to 25.4% for the nine months ended September 30, 2017, due to the federal tax rate reduction, as well as the receipt of a $1.0 million death benefit realized on BOLI in the first quarter of 2018, which is not taxable.   Income tax expense reflected all relevant statutory tax rates and GAAP accounting.

There were no significant changes in our ability to utilize the deferred tax assets during the quarter ended September 30, 2018.  We had no valuation reserve on the deferred tax assets as of September 30, 2018.

Financial Condition

Total assets increased $229.0 million from $2.38 billion as of December 31, 2017, to $2.61 billion at September 30, 2018, due primarily to our acquisition of ABC Bank in the second quarter of 2018.  Total loans as of September 30, 2018, increased $217.3 million, or 13.4%, compared to December 31, 2017.  The securities portfolio totaled $542.3 million at September 30, 2018, an increase of $8.9 million from $541.4 million at December 31, 2017.  Total deposits were $2.13 billion at September 30, 2018, an increase of $209.4 million from $1.92 billion at December 31, 2017, due primarily to the ABC Bank acquisition which contributed deposit growth of $248.5 million, net of purchase accounting adjustments.

				September 30, 2018
Securities	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Securities available-for-sale, at fair value
U.S. Treasuries	$3,854	$3,947	$3,990	(2.4)	(3.4)
U.S. government agencies	11,703	13,061	13,451	(10.4)	(13.0)
U.S. government agencies mortgage-backed	14,766	12,214	11,030	20.9	33.9
States and political subdivisions	272,264	278,092	229,032	(2.1)	18.9
Corporate bonds	-	833	10,577	(100.0)	(100.0)
Collateralized mortgage obligations	64,960	65,939	80,386	(1.5)	(19.2)
Asset-backed securities	109,173	112,932	131,759	(3.3)	(17.1)
Collateralized loan obligations	65,618	54,421	53,259	20.6	23.2
Total securities	$542,338	$541,439	$533,484	0.2	1.7

Available-for-sale security purchases during the nine months ended September 30, 2018, consisted primarily of collateralized loan obligations, whereas purchases during the year over year period were primarily tax exempt state and political subdivisions securities.  We immediately liquidated the securities portfolio acquired with our acquisition of ABC Bank in the second quarter of 2018 as the holdings were not consistent with our investment strategies.  This liquidation resulted in a cash inflow of approximately $72.1 million.  During the third quarter of 2018 security sales resulted in net realized gains of $13,000, as compared to net realized gains of $639,000 for the fourth quarter of 2017 and net realized gains of $102,000 for the third quarter of 2017.

Loans

Total loans were $1.83 billion as of September 30, 2018, an increase of $217.3 million from total loans as of December 31, 2017.  The increase in total loans was due primarily to our acquisition of ABC Bank in April 2018, which resulted in $227.6 million of loans recorded, net of purchase accounting adjustments.  Significant loan payoffs continued to occur throughout 2018, and we continued to diversify our loan portfolio driving organic growth in commercial loans from December 31, 2017 to September 30, 2018.

Total loans increased $240.8 million from September 30, 2017 to September 30, 2018, due primarily to our acquisition of ABC Bank, as discussed above, as well as organic loan growth in commercial, real estate-construction, leases, and real estate-residential loans, the $21.8 million of high grade multifamily real estate loans we purchased in June 2018, and the $20.0 million home equity portfolio we purchased from TCF Bank in the first quarter of 2018.

				September 30, 2018
Loans	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Commercial	$306,407	$272,851	$257,356	12.3	19.1
Leases	70,661	68,325	69,305	3.4	2.0
Real estate - commercial	804,184	750,991	739,136	7.1	8.8
Real estate - construction	112,873	85,162	94,868	32.5	19.0
Real estate - residential	393,598	313,397	303,080	25.6	29.9
HELOC	122,022	112,833	116,503	8.1	4.7
Other [1]	12,969	13,383	13,320	(3.1)	(2.6)
Total loans, excluding deferred loan costs and PCI loans	1,822,714	1,616,942	1,593,568	12.7	14.4
Net deferred loan costs	1,348	680	623	98.2	116.4
Total loans, excluding PCI loans	1,824,062	1,617,622	1,594,191	12.8	14.4
PCI loans, net of purchase accounting adjustments	10,887	-	-	N/M	N/M
Total loans	$1,834,949	$1,617,622	$1,594,191	13.4	15.1

N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

The quality of our loan portfolio is impacted not only by our credit decisions but also by the economic health of the communities in which we operate.  Since we are located in a corridor with significant open space and undeveloped real estate, real estate lending (including commercial, construction, residential, and HELOCs) have been and continue to be a sizeable portion of our portfolio.  These categories comprised 78.1% of the portfolio as of September 30, 2018, compared to 78.0% of the portfolio as of December 31, 2017.  We continue to oversee and manage our loan portfolio in accordance with interagency guidance on risk management.

Asset Quality

We recorded no provision for loan and lease losses for the quarter ended September 30, 2018, compared to a provision of $300,000 for the quarter ended September 30, 2017.  We determined no additional reserves were necessary as there was no net loan growth for the quarter and runoffs on the acquired loan portfolios are trending with expectations.  On a quarterly basis, management estimates the amount of provision required and records the appropriate provision expense or release to maintain an adequate reserve for all potential and estimated loan and lease losses.

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or greater past due.  PCI loans with an accretable yield are considered current, and are not included within nonperforming loans.  Remediation work continues in all segments.  Nonperforming loans decreased by $3.8 million at September 30, 2018, from $15.6 million at December 31, 2017.  Credit metrics continue to be relatively stable regarding nonperforming loan levels, and management is carefully monitoring loans considered to be in a classified status.  Nonperforming loans as a percent of total loans decreased to 0.6% as of September 30, 2018, from 1.0% as of December 31, 2017, and September 30, 2017.  The distribution of the Company’s nonperforming loans is shown in the following table.

				September 30, 2018
Nonperforming Loans	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Commercial	$6	$-	$207	N/M	(97.1)
Leases	-	178	345	(100.0)	(100.0)
Real estate-commercial, nonfarm	5,699	3,289	3,631	73.3	57.0
Real estate-commercial, farm	-	-	383	N/M	(100.0)
Real estate-construction	109	201	205	(45.8)	(46.8)
Real estate-residential:
Investor	365	372	492	(1.9)	(25.8)
Multifamily	73	4,723	4,757	(98.5)	(98.5)
Owner occupied	4,108	4,964	4,266	(17.2)	(3.7)
HELOC	1,379	1,890	1,977	(27.0)	(30.2)
Other [1]	40	7	8	471.4	400.0
Total nonperforming loans	$11,779	$15,624	$16,271	(24.6)	(27.6)
N/M - Not meaningful

1 The “Other” class includes consumer and overdrafts.

Loan Charge-offs, net of recoveries	Three Months Ended
(in thousands)	September 30,	% of	June 30,	% of	September 30,	% of
	2018	Total[1]	2018	Total[1]	2017	Total[1]
Commercial	$(25)	357.1	$(77)	(24.3)	$7	(2.1)
Leases	-	-	8	2.5	98	(29.8)
Real estate-commercial, nonfarm
Owner general purpose	(6)	85.7	27	8.5	-	-
Owner special purpose	192	(2,742.9)	-	-	-	-
Non-owner general purpose	(22)	314.3	(20)	(6.3)	(43)	13.1
Non-owner special purpose	-	-	476	150.2	-	-
Retail properties	-	-	-	-	22	(6.7)
Total real estate-commercial, nonfarm	164	(2,342.9)	483	152.4	(21)	6.4
Real estate-construction
Homebuilder	-	-	-	-	-	-
Land	(23)	328.6	(2)	(0.6)	-	-
Commercial speculative	-	-	-	-	-	-
All other	(9)	128.6	2	0.6	8	(2.4)
Total real estate-construction	(32)	457.2	-	-	8	(2.4)
Real estate-residential
Investor	(18)	257.1	(63)	(19.9)	(28)	8.5
Multifamily	(11)	157.1	(11)	(3.5)	(17)	5.2
Owner occupied	(54)	771.4	(26)	(8.2)	(40)	12.2
Total real estate-residential	(83)	1,185.6	(100)	(31.6)	(85)	25.9
HELOC	(90)	1,285.7	(26)	(8.2)	(367)	111.6
Other [2]	59	(842.7)	29	9.2	31	(9.6)
Net charge-offs / (recoveries)	$(7)	100.0	$317	100.0	$(329)	100.0

1 Represents the percentage of net charge-offs attributable to each category of loans.

2 The “Other” class includes consumer and overdrafts.

Net recoveries of $7,000 were recorded for the third quarter of 2018, compared to net charge-offs of $317,000 for the second quarter of 2018 and net recoveries of $329,000 for the third quarter of 2017, reflecting continuing management attention to credit quality and remediation efforts.  We have continued our conservative loan valuations and aggressive recovery efforts on prior charge-offs.

The following table shows classified assets by segment for the following periods.

				September 30, 2018
Classified Assets	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Commercial	$353	$-	$382	N/M	(7.6)
Leases	-	610	1,031	(100.0)	(100.0)
Real estate-commercial, nonfarm	21,008	6,098	7,633	244.5	175.2
Real estate-commercial, farm	1,241	2,439	2,495	(49.1)	(50.3)
Real estate-construction	282	371	380	(24.0)	(25.8)
Real estate-residential:
Investor	1,103	436	648	153.0	70.2
Multifamily	3,177	-	4,757	N/M	(33.2)
Owner occupied	5,022	5,476	4,418	(8.3)	13.7
HELOC	1,829	2,038	1,977	(10.3)	(7.5)
Other [1]	55	18	8	205.6	588
Total classified loans	34,070	17,486	23,729	94.8	43.6
Other real estate owned	6,964	8,371	9,024	(16.8)	(22.8)
Total classified assets, excluding PCI loans	41,034	25,857	32,753	58.7	25.3
PCI, net of purchase accounting adjustments	10,887	-	-	N/M	N/M
Total classified assets	$51,921	$25,857	$32,753	100.8	58.5

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

Total classified loans and total classified assets both increased as of September 30, 2018, from the levels at December 31, 2017 and September 30, 2017 due to loans purchased in our acquisition of ABC Bank in the second quarter of 2018.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses as another measure of overall change in loan related asset quality, which is referred to as the “classified assets ratio.”  The classified assets ratio was 13.48% for the period ended September 30, 2018.

Allowance for Loan and Lease Losses

Below is a reconciliation of the activity for loan losses for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Allowance at beginning of period	$19,321	$18,188	$15,836	$17,461	$16,158
Charge-offs:
Commercial	7	15	13	38	20
Leases	-	8	98	13	215
Real estate - commercial	201	504	22	609	300
Real estate - construction	-	-	19	(16)	23
Real estate - residential	-	5	7	(55)	1,178
HELOC	49	65	82	141	262
Other [1]	115	102	-	316	-
Total charge-offs	372	699	241	1,046	1,998
Recoveries:
Commercial	32	92	6	141	13
Leases	-	-	-	-	-
Real estate - commercial	37	21	43	425	124
Real estate - construction	32	-	11	35	89
Real estate - residential	83	105	459	1,099	850
HELOC	139	91	45	277	166
Other [1]	56	73	6	208	13
Total recoveries	379	382	570	2,185	1,255
Net charge-offs / (recoveries)	(7)	317	(329)	(1,139)	743
Provision (release) for loan and lease losses	-	1,450	300	728	1,050
Allowance at end of period	$19,328	$19,321	$16,465	$19,328	$16,465

Average total loans (exclusive of loans held-for-sale)	$1,839,341	$1,806,209	$1,550,229	$1,749,589	$1,513,693
Net charge-offs / (recoveries) to average loans	(0.00)%	0.02%	(0.02)%	(0.07)%	0.05%
Allowance at period end to average loans	1.05%	1.07%	1.06%	1.10%	1.09%

Ending balance: Individually evaluated for impairment	$373	$498	$6	$373	$6
Ending balance: Collectively evaluated for impairment	$18,955	$18,823	$16,459	$18,955	$16,459
Ending balance: Acquired and accounted for ASC 310-30	$-	$-	$-	$-	$-

1 The “Other” class includes consumer and overdrafts.

Net recoveries for the quarter ended September 30, 2018, totaled $7,000, compared to $329,000 of net recoveries for the quarter ended September 30, 2017.  Net recoveries for the nine months ended September 30, 2018 were $1.1 million, compared to net charge-offs of $743,000 for the nine months ended September 30, 2017.  The coverage ratio of the allowance for loan and lease losses to nonperforming loans was 164.1% as of September 30, 2018, which was an increase from the coverage ratio of 111.8% as of December 31, 2017, and 101.2% as of September 30, 2017.  When measured as a percentage of average loans as of September 30, 2018, our total allowance for loan and lease losses decreased to 1.05% of quarterly average loans from 1.07% as of

June 30, 2018, and 1.06% as of September 30, 2017.  The total allowance for loan and lease losses as a percent of total period end loans was 1.05% as of September 30, 2018, excluding the loans purchased in our ABC Bank and Talmer branch acquisitions.

In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the acquired loans in our acquisition of ABC Bank or our Talmer branch purchase.  For non-PCI loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $304.6 million as of September 30, 2018, net of purchase accounting adjustments, which included $1.7 million of credit discounts.  At September 30, 2018, of our $19.3 million allowance for loan and lease losses, $1.8 million related to non-PCI loans.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at September 30, 2018, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded PCI loans in our acquisition of ABC Bank, which totaled $10.9 million, net of purchase accounting adjustments, which included $6.1 million of credit discounts as of September 30, 2018.  We will perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Other Real Estate Owned

As of September 30, 2018, OREO decreased to $7.0 million, compared to $8.4 million at December 31, 2017, and $9.0 million at September 30, 2017.  There was one addition to the OREO portfolio in the third quarter of 2018.  Property disposals in the  third quarter of 2018 totaled $1.6 million due to five property sales.  Valuation write-downs continued with an expense of $119,000 recorded on six properties in the third quarter of 2018, compared to $78,000 of valuation write-downs recorded in the fourth quarter of 2017, and $920,000 of valuation write-downs recorded in the third quarter of 2017.

				September 30, 2018
OREO	Three Months Ended			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Beginning balance	$8,912	$9,024	$11,724	(1.2)	(24.0)
Property additions	(217)	-	176	N/M	(223.3)
Less:
Property disposals	1,612	575	1,956	180.3	(17.6)
Period valuation adjustments	119	78	920	52.6	(87.1)
Total other real estate owned	$6,964	$8,371	$9,024	(16.8)	(22.8)

N/M - Not meaningful

In management’s judgment, the property valuation allowance as established presents OREO at current estimates of fair value less estimated costs to sell; however, there can be no assurance that additional losses will not be incurred on disposals or upon updates to valuations in the future.  Of note, properties valued in total at $4.5 million, or approximately 65.3% of total OREO at September 30, 2018, have been in OREO for five years or more.  The appropriate regulatory approval has been obtained for any OREO properties held in excess of five years.

OREO Properties by Type
(in thousands)	September 30, 2018		December 31, 2017		September 30, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Single family residence	$638	9%	$900	11%	$937	11%
Lots (single family and commercial)	4,310	62%	5,329	63%	5,536	61%
Vacant land	470	7%	479	6%	628	7%
Commercial property	1,546	22%	1,663	20%	1,923	21%
Total other real estate owned	$6,964	100%	$8,371	100%	$9,024	100%

Deposits and Borrowings

				September 30, 2018
Deposits	As of			Percent Change From
(in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,
	2018	2017	2017	2017	2017
Noninterest bearing demand	$621,580	$572,404	$556,874	8.6	11.6
Savings	298,073	262,220	260,268	13.7	14.5
NOW accounts	437,361	429,448	417,054	1.8	4.9
Money market accounts	310,452	276,082	270,647	12.4	14.7
Certificates of deposit of less than $100,000	235,272	216,493	219,152	8.7	7.4
Certificates of deposit of $100,000 through $250,000	163,716	122,489	114,373	33.7	43.1
Certificates of deposit of more than $250,000	65,916	43,789	50,747	50.5	29.9
Total deposits	$2,132,370	$1,922,925	$1,889,115	10.9	12.9

Total deposits were $2.13 billion at September 30, 2018, which reflects a $209.4 million increase from total deposits of $1.92 billion at December 31, 2017, and an increase of $243.3 million over the $1.89 billion at September 30, 2017.  The growth in deposits was primarily due to our acquisition of ABC Bank, which added $248.5 million of deposits, net of purchase accounting adjustments.  Total noninterest bearing demand accounts increased $49.2 million, or 8.6%, to $621.6 million at September 30, 2018, compared to noninterest bearing demand accounts of $572.4 million at December 31, 2017.  Certificates of deposit reflected an increase of $82.1 million, or 21.5%, at September 30, 2018, compared to December 31, 2017, and savings, NOW and money market accounts reflected growth of 8.1% at September 30, 2018, compared to December 31, 2017.  In addition to total deposit growth experienced related to our ABC Bank acquisition, an increase in noninterest bearing demand deposits in the third quarter of 2018 compared to the prior year end and year over year periods was attributable to strong commercial demand deposit growth stemming from operational fund increases as well as growth in commercial loan clients over the past year.

In addition to deposits, the Bank obtained funding from other sources in all periods presented.  Securities sold under repurchase agreements totaled $44.3 million at September 30, 2018, a $14.4 million, or 48.2%, increase from $29.9 million at December 31, 2017.  The Bank also recorded short-term advances of $81.9 million, primarily from the FHLBC at September 30, 2018, as compared to $115.0 million in short term borrowings outstanding from the FHLBC at December 31, 2017.  The Bank also assumed $23.5 million of long-term FHLBC advances with the ABC Bank acquisition, with maturities scheduled over the next 7.5 years and paying interest at rates of 1.40% to 2.83%.

The Company is indebted on senior notes totaling $44.1 million, net of deferred issuance costs, which were issued in the fourth quarter of 2016.  These notes mature in December 2026, and include interest payable semi-annually at 5.75% for five years.  Beginning December 2021, the interest becomes payable quarterly at three month LIBOR plus 385 basis points.  The Company is also indebted on $57.7 million, net of deferred issuance costs, of junior subordinated debentures, which are related to the trust preferred securities issued by its two statutory trust subsidiaries, Old Second Capital Trust I and Old Second Capital Trust II (“Trust II”).  The Trust II issuance converted from fixed to floating rate at three month LIBOR plus 150 basis points on June 15, 2017.  Upon conversion to a floating rate, we initiated a cash flow hedge which resulted in the total interest rate paid on this debt of 4.34% as of September 30, 2018, as compared to 6.77%, which was the rate paid during the period prior to the June 15,  2017 rate reset.

Capital

As of September 30, 2018, total stockholders’ equity was $218.1 million, which was an increase of $17.8 million from $200.4 million as of December 31, 2017.  This increase is directly attributable to net income of $25.4 million for the first nine months of 2018, partially offset by a change in accumulated other comprehensive net loss of $7.5 million, and $892,000 of dividends paid to common stockholders in 2018 year to date.

The Company’s total stockholders’ equity continues to include $4.8 million related to the value of a ten-year warrant to purchase shares of our common stock, with an exercise price of $13.43 per share.  This warrant was issued in January 2009 as part of the Company’s Series B preferred stock issuance; all preferred stock issued was redeemed as of September 30, 2015.  A discussion of the 2009 issuance, including this warrant, is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the year ended December 31, 2017, under the heading “Capital”.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank as of the dates indicated:

		September 30,	December 31,	September 30,
	Well-Capitalized[1]	2018	2017	2017
The Company
Common equity tier 1 capital ratio	N/A	9.12%	9.25%	8.88%
Total risk-based capital ratio	N/A	12.57%	12.93%	12.46%
Tier 1 risk-based capital ratio	N/A	11.67%	12.03%	11.54%
Tier 1 leverage ratio	N/A	9.72%	10.08%	9.69%

The Bank
Common equity tier 1 capital ratio	6.50%	13.26%	12.88%	12.67%
Total risk-based capital ratio	10.00%	14.16%	13.78%	13.52%
Tier 1 risk-based capital ratio	8.00%	13.26%	12.88%	12.67%
Tier 1 leverage ratio	5.00%	11.05%	10.79%	10.63%

1 Represents ratios required to be considered well capitalized under prompt corrective action provisions. The prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” as of September 30, 2018, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.  In addition to the above regulatory ratios, the Company’s GAAP common equity to asset ratio, which is used as a performance measurement for capital analysis and peer comparisons, decreased from 8.41% at December 31, 2017 to 8.35% at September 30, 2018, due to the ABC Bank acquisition.  The Company’s non-GAAP tangible common equity to tangible assets ratio, which management also considers a valuable performance measurement for capital analysis, decreased from 8.07% at December 31, 2017, to 7.60% at September 30, 2018; the reduction was due to intangibles of $13.0 million recorded related to the Company’s acquisition of ABC Bank in the second quarter of 2018.

Reconciliation of Tangible Common Equity to Tangible Assets Ratio Non-GAAP Measure

The Company’s GAAP tangible common equity to tangible assets ratio was 7.57% at September 30, 2018, compared to 8.06% as of December 31, 2017.

	September 30, 2018		December 31, 2017
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Tangible common equity
Total Equity	$218,130	$218,130	$200,350	$200,350
Less: Goodwill and intangible assets	21,947	21,141	8,922	8,813
Tangible common equity	$196,183	$196,989	$191,428	$191,537
Tangible assets
Total assets	$2,612,473	$2,612,473	$2,383,429	$2,383,429
Less: Goodwill and intangible assets	21,947	21,141	8,922	8,813
Tangible assets	$2,590,526	$2,591,332	$2,374,507	$2,374,616

Common equity to total assets	8.35%	8.35%	8.41%	8.41%
Tangible common equity to tangible assets	7.57%	7.60%	8.06%	8.07%

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

Net cash inflows from operating activities were $40.0 million during the first nine months of 2018, compared with net cash inflows of $28.5 million in the same period in 2017.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, were a source of inflows for the first nine months of 2018 and 2017.  Interest paid, net of interest received, combined with changes in other assets and liabilities were a source of inflows for the first nine months of 2018 and outflows for the like 2017 period.  The management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible, as part of the balance sheet management process.

Net cash inflows from investing activities were $35.4 million in the first nine months of 2018, compared to net cash outflows of $105.7 million in the same period in 2017.  In the first nine months of 2018, securities transactions accounted for net inflows of $57.3 million, and the principal change on loans accounted for net inflows of $10.0 million.  Proceeds from claims on BOLI, net of premiums paid, accounted for net inflows of $1.2 million.  In the first nine months of 2017, securities transactions accounted for net inflows of $8.4 million, and net principal disbursed on loans accounted for net outflows of $118.7 million.  Proceeds from sales of OREO accounted for $4.3 million and $5.5 million in investing cash inflows for the first nine months of 2018 and 2017, respectively.  Cash outflows for the nine months ended September 30, 2018, included cash paid for the Company’s purchase of ABC Bank of $35.7 million, net of cash and cash equivalents retained.

Net cash outflows from financing activities in the first nine months of 2018 were $81.0 million, compared with net cash inflows of $77.3 million in the first nine months of 2017.  Net deposit outflows in the first nine months of 2018 were $39.1 million compared to net deposit inflows of $22.3 million in the first nine months of 2017.  Other short-term borrowings had net cash outflows of $44.0 million in the first nine months of 2018 and inflows of $55.0 million in the first nine months of 2017.  Changes in securities sold under repurchase agreements accounted for $8.8 million and $1.1 million in net inflows in the first nine months of 2018 and 2017, respectively.

Cash and cash equivalents for the nine months ended September 30, 2018, totaled $50.3 million, as compared to $47.5 million as of September 30, 2017.

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

In September 2018, the Federal Reserve raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will continue to move short-term interest rates higher during 2018 and potentially into 2019.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials began ending their reinvestment of their securities portfolio cash flow in October 2017 which could result in increases in long-term rates if federal budget deficits continue to increase.   The Company manages interest rate risk within guidelines established by policy which limits the amount of rate exposure.  In practice, we intend to maintain interest rate risk exposure well within those guidelines so it is not expected to pose a material risk to the future earnings of the Company.

The Company manages various market risks in its normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities and operations.  In addition, since the Company does not hold a trading portfolio, it is not exposed to significant market risk from trading activities.  The Company's interest rate risk exposures at September 30, 2018 and December 31, 2017 are outlined in the table below.

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

The Company utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Company are incorporated into the simulation model.  Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2017, the Company had modest amounts of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of September 2018 were similar to those of December 2017, with the exception of the -2.00% scenario which showed a notable increase in falling rate exposure.  This change was largely due to the Company's implementation of more advanced software to measure the impact of interest rate changes on earnings.  This software more accurately assesses the impacts of rate changes on instruments such as callable bonds of state and political subdivisions that comprise a significant proportion of the Company's investment portfolio.  The general balance sheet composition, both assets and liabilities, did not change appreciably during the quarter, which resulted in little change to the Company's interest rate risk profile.  Overall, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  The Federal Funds rate and the Bank's prime rate increased by 0.25% during the quarter to 2.00% and 5.00%, respectively.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
September 30, 2018
Dollar change	$(15,434)	$(7,424)	$(3,314)	$1,725	$3,349	$6,605
Percent change	(15.7)%	(7.6)%	(3.4)%	1.8%	3.4%	6.7%

December 31, 2017
Dollar change	$(9,447)	$(5,272)	$(2,382)	$1,375	$2,764	$5,273
Percent change	(12.0)%	(6.7)%	(3.0)%	1.7%	3.5%	6.7%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of September 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Company’s internal controls were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:

10.1	Restated Old Second Bancorp, Inc. 2014 Equity Incentive Plan (restated to combine the 2014 Equity Incentive Plan included as Appendix A to the Company’s Proxy Statement filed on Form DEFA filed on April 21, 2014 and the First Amendment thereto and to correct a scrivener’s error in such First Amendment included as Appendix A to the Company’s Proxy
Statement filed on Form DEFA filed on April 12, 2016.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30,  2018 and 2017; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, these interactive data files shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 as amended, or otherwise subject to liability under those sections.

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

DATE: November 7, 2018