Form 10-K
period 2018-12-31
OLD SECOND BANCORP INC
filed 2019-03-07
CIK 357173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes☒        No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒        No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $422.4 million.  The number of shares outstanding of the registrant's common stock, par value $1.00 per share, was 29,889,985 at March 4, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

OLD SECOND BANCORP, INC.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other publicly available documents of the Company contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including with respect to management’s expectations regarding future plans, strategies and financial performance, including regulatory developments, industry and economic trends, and other matters.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, can be identified by the inclusion of such qualifications as “expects,” “intends,” “believes,” “may,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “estimate,” “possible,” “likely” or other indications that the particular statements are not historical facts and refer to future periods.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control.  Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

•

negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;

•

our ability to achieve anticipated results from our acquisition of Greater Chicago Financial Corp. depends on the state of the economic and financial markets going forward. Specifically, we may incur more credit losses than expected, cost savings may be less than expected, anticipated strategic gains may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety, and customer attrition may be greater than expected;

•	the financial success and viability of the borrowers of our commercial loans;
•

changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	competitive pressures from other financial service businesses and from nontraditional financial technology (“FinTech”) companies;
•	any negative perception of our reputation or financial strength;
•	ability to raise additional capital on acceptable terms when needed;
•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;
•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;
•	the impact of any claims or legal actions, including any effect on our reputation;
•	losses incurred in connection with repurchases and indemnification payments related to mortgages;
•	the soundness of other financial institutions and other counter-party risk;
•	changes in accounting standards, rules and interpretations and the impact on our financial statements;
•	our ability to receive dividends from our subsidiaries;
•	a decrease in our regulatory capital ratios;
•	adverse federal or state tax assessments;
•	litigation or government enforcement actions;
•	legislative or regulatory changes, particularly changes in regulation of financial services companies;
•

increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act; and

•	each of the factors and risks under the heading “Risk Factors.”

Because the Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain, there can be no assurances that future actual results will correspond to any forward-looking statements and you should not rely on any forward-looking statements.  Additionally, all statements in this Form 10-K, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events, except as required by applicable law.

PART I

Item 1. Business

General

Old Second Bancorp, Inc. is a corporation organized under the laws of the State of Delaware in 1981 that serves as the bank holding company for its wholly-owned subsidiary bank, Old Second National Bank.  Old Second National Bank (the “Bank”) is a national banking association headquartered in Aurora, Illinois, that operates through 29 banking centers located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.

In this report, unless the context suggests otherwise, references to the “Company” refer to Old Second Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company, the Bank and its wholly-owned subsidiaries.

We conduct a full service community banking and trust business through the Bank and its wholly-owned subsidiaries:

•	Old Second Affordable Housing Fund, L.L.C., which was formed for the purpose of providing down payment assistance for home ownership to qualified individuals;
•	Station I, LLC, which is wholly-owned by the Bank to hold property acquired by the Bank through foreclosure or in the ordinary course of collecting a debt previously contracted with borrowers; and
•	River Street Advisors, LLC, a wholly-owned subsidiary of the Bank, which was formed in May 2010 to provide investment advisory/management services.

Intercompany transactions and balances are eliminated in consolidation.

We are a full-service banking business offering a broad range of deposit products, trust and wealth management services, and lending services, including demand, NOW, money market, savings, time deposit and individual retirement accounts; commercial, industrial, consumer and real estate lending, including installment loans, agricultural loans, lines of credit and overdraft checking; safe deposit operations, and an extensive variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, money orders, cashiers’ checks and foreign currency, direct deposit, discount brokerage, debit cards, credit cards, and other special services. Our lending activities include making commercial and consumer loans, primarily on a secured basis.  Commercial lending focuses on business, capital, construction, inventory and real estate lending.  Installment lending includes direct and indirect loans to consumers and commercial customers.

We also offer a full complement of electronic banking services such as online and mobile banking and corporate cash management products including remote deposit capture, mobile deposit capture, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox accounts, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, foreign and domestic wire transfers, vault services for currency and coin, and checking accounts.  Additionally, we provide a wide range of wealth management, investment, agency, and custodial services for individual, corporate, and not-for-profit clients.  These services include the administration of estates and personal trusts, as well as the management of investment accounts for individuals, employee benefit plans, and charitable foundations.  We also originate residential mortgages, offering a wide range of mortgage products including conventional, government, and jumbo loans.  We also handle secondary marketing of those mortgages.

We evaluate our operations as one operating segment, which is community banking. Financial information concerning our operations can be found in the financial statements in this annual report.

Completed Merger with Greater Chicago Financial Corp.

On April 20, 2018, we completed our acquisition of Greater Chicago Financial Corp., and its wholly-owned bank subsidiary, ABC Bank.  In connection with the merger, Greater Chicago Financial Corp. merged with and into the Company, with the Company as the surviving company in the merger.  Immediately following the merger, ABC Bank, an Illinois state-chartered bank and wholly-owned subsidiary of Greater Chicago Financial Corp., merged with and into the Bank, with the Bank as the surviving bank.  With the acquisition of ABC Bank, we acquired four branches in the Chicago, Illinois, metropolitan area.  ABC Bank had total assets with a fair value of $336.9 million as of April 20, 2018, including $227.6 million of loans, net of purchase accounting adjustments.

Market Area

Our main office is located at 37 South River Street, Aurora, Illinois 60507. The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago. The Bank operates primarily in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle, and Will counties in Illinois, and it has developed a strong presence in these counties.  The Bank offers its services to retail, commercial, industrial, and public entity customers in the Aurora, North Aurora, Batavia, St. Charles, Burlington, Elburn, Elgin, Kaneville, Sugar Grove, Lisle, Joliet, Yorkville, Plano, Wasco, Ottawa, Oswego, Sycamore, Frankfort, Chicago, Bensenville, and Chicago Heights communities and surrounding areas through its 29 banking locations that are located primarily west and south of the Chicago metropolitan area.

Lending Activities

We provide a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies.  We actively market our services to qualified borrowers, and our lending officers actively solicit the business of new borrowers entering our market areas as well as long-standing members of the local business community.  We have established lending policies that include a number of underwriting factors to be considered in making a loan, including location, amortization, loan to value ratio, cash flow, pricing, documentation and the credit history of the borrower.  In 2018, we originated approximately $658.7 million in loans.  Our total loan portfolio grew $279.4 million in 2018 due to our acquisition of ABC Bank, organic originations and select portfolio purchases of leases and home equity loans from third parties. In addition, we originated approximately $173.1 million of residential mortgage loans in 2018, which includes originations of loans held for sale of $133.9 million.  Proceeds from the sales of residential mortgage loans to third parties were $137.6 million in 2018.

Our loan portfolio is comprised primarily of loans in the areas of commercial real estate, residential real estate, general commercial, construction real estate, leases, and consumer lending.  As of December 31, 2018, commercial real estate loans represented approximately 43.5% (46.4% at year-end 2017) of our loan portfolio, residential mortgages represented approximately 21.6% (19.4% at year-end 2017), general commercial loans represented approximately 16.7% (16.9% at year-end 2017), home equity lines of credit represented 7.4% (7.0% at year-end 2017), construction lending represented approximately 5.7% (5.3% at year-end 2017), leases represented approximately 4.2% (4.2% at year-end 2017), and consumer and other lending represented less than 1.0% (less than 1.0% at year-end 2017).  It is our policy to comply at all times with the various consumer protection laws and regulations including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Truth in Lending Act, and the Home Mortgage Disclosure Act.

Commercial Loans.  We continue to focus on identifying commercial and industrial prospects in our new business pipeline with favorable results in 2018.  As noted above, we are an active commercial lender in the Chicago metropolitan area, with primary markets in the city of Chicago, as well as west and south of Chicago.  Commercial lending reflects revolving lines of credit for working capital, lending for capital expenditures on manufacturing equipment and lending to small business manufacturers, service companies, medical and dental entities as well as specialty contractors.  We also have commercial and industrial loans to customers in food product manufacturing, food process and packing, machinery tooling manufacturing as well as service and technology companies.  Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate.  In addition, we often secure personal guarantees to help assure repayment.  Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower.  Commercial term loans range principally from one to seven years with the majority falling in the one to five year range.  Interest rates on commercial loans are a mixture of fixed and variable rates, with these rates often tied to the prime rate, a spread over the FHLB Chicago index rate, or LIBOR.

Repayment of commercial loans is largely dependent upon the cash flows generated by the operations of the commercial borrower.  Our underwriting procedures identify the sources of those cash flows and seek to match the repayment terms of the commercial loans to the sources.  Secondary repayment sources are typically found in collateralization and guarantor support.

Lease Financing Receivables.  We continued growth of our lease portfolio in 2018 primarily with organic lease originations. The collateral for lease financing receivables primarily includes manufacturing and transportation equipment, and lease terms typically range from one to seven years, with the majority falling in the one to five year range.  Growth in this portfolio reflects management’s efforts to diversify lending product offerings, and improve loan concentration metrics.

Commercial Real Estate Loans.  While management has been actively working to reduce our concentration in real estate loans, a large portion of the loan portfolio continues to be comprised of commercial real estate loans.  As of December 31, 2018, approximately $358.1 million, or 43.6% (42.2%, at year-end 2017) of the total commercial real estate loan portfolio of $820.9 million consisted of loans to borrowers secured by owner occupied property.  A primary repayment risk for a commercial real estate loan is interruption or discontinuance of cash flows from operations, which are usually derived from rent in the case of non-owner occupied commercial properties.  Repayment could also be influenced by economic events, which may or may not be under the control of the borrower, or changes in regulations that negatively impact the future cash flow and market values of the affected properties.  Repayment risk can also arise from general downward shifts in the valuations of classes of properties over a given geographic area such as the significant price adjustments that were observed by the Bank in 2008 through 2011.  Property valuations could continue to be affected by changes in demand and other economic factors, which could further influence cash flows associated with the borrower and/or the property.  We seek to mitigate these risks by staying apprised of market conditions and by maintaining underwriting practices that provide for adequate cash flow margins and multiple repayment sources as well as remaining in regular contact with our borrowers.  In most cases, we have collateralized these loans and/or have taken personal guarantees to help assure repayment.  Commercial real estate loans are primarily made based on the identified cash flow of the borrower and/or the property at origination and secondarily on the underlying real estate acting as collateral.  Additional credit support is provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the real estate and enforceability of personal and corporate guarantees if any exist.

Construction Loans.  Our construction and development portfolio increased from $85.2 million at December 31, 2017, to $108.4 million at December 31, 2018, due to the ABC Bank acquisition as well as organic loan originations in strengthening markets.  We use underwriting and construction loan guidelines to determine whether to issue loans on build-to-suit or build out arrangements of existing borrower properties.

Construction loans are structured most often to be converted to permanent loans at the end of the construction phase or, infrequently, to be paid off upon receiving financing from another financial institution.  Construction loans are generally limited to our local market area.  Lending decisions have been based on the “as-is” and “prospective” appraised value of the property as determined by an independent appraiser, an analysis of the potential marketability and profitability of the project and identification of a cash flow source to service the permanent loan or verification of a refinancing source.  Construction loans generally have terms of 12 to 18 months, with extensions as needed.  The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

Development lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  Therefore, development lending generally involves more risk than other lending because it is based on future estimates of value and economic circumstances.  While appraisals are required prior to funding, loan advances are limited to the “prospective” value determined by the appraisal, therefore there is the possibility of an unforeseen event affecting the value and/or costs of the project.  Development loans are primarily used for multi-family developments, where the leasing of units is tied to local demand and rental rates, and commercial developments, where the success of the project is tied to the demand for commercial space, cap rates and leasing rates.  If the borrower defaults prior to completion of the project, we may be required to fund additional amounts so that another developer can complete the project.  We are located in an area where a large amount of development activity has occurred as rural and semi-rural areas are being suburbanized.  This type of growth presents some economic risks should local demand for commercial buildings and multi-family housing shift.  We address these risks by closely monitoring local real estate activity, adhering to proper underwriting procedures, closely monitoring construction projects, and limiting the amount of construction development lending.

Residential Real Estate Loans.  Residential first mortgage loans and second mortgages are included in this category.  First mortgage loans may include fixed rate loans that are generally sold to investors.  We are a direct seller to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and to several large financial institutions.  We retain servicing rights for mortgages sold to FNMA and FHLMC.  The retention of such servicing rights is a source of noninterest income and also allows us an opportunity to have regular contact with mortgage customers and can help to solidify our community involvement.  Other loans that are not sold include adjustable rate mortgages, lot loans, and construction loans that are held in our portfolio.  Loans sold to other investors, such as Federal Housing Administration (“FHA”), and the Veterans Administration (“VA”), are sold with servicing released.  We had a moderate level of residential mortgage purchase activity in 2018; however, with interest rates rising in 2018 in our market area, our residential mortgage lending portfolio reflected a reduction in volume and mixture of both refinance and purchase financing opportunities.

Home Equity Lines of Credit.   Our home equity lines of credit, or HELOCs, consist of originated as well as purchased HELOCs.  We had growth in our home equity lending in 2018, due to two portfolio purchases in March 2018 and November 2018 from a third party of $20.9 million and $20.7 million, respectively.  We purchased these HELOCs at a 4.25% premium, and the average annualized yield on the total purchased HELOC portfolio in 2018 was 5.09%, net of the premium accretion.

Consumer Loans.  We also provide many types of consumer loans including primarily motor vehicle, home improvement and signature loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to other loans but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances.

Competition

Our  market area is highly competitive and our business activities require us to compete with many other financial institutions.  A number of these financial institutions are affiliated with large bank holding companies headquartered outside of our principal market area as well as other institutions that are based in Aurora's surrounding communities and in Chicago, Illinois.  All of these financial institutions operate banking offices in the greater Chicago area or actively compete for customers within our market area.  We also face competition from finance companies, insurance companies, credit unions, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services, including nontraditional financial technology companies or FinTech companies.  Many of our nonbank competitors which are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company and the Bank, may have certain competitive advantages.

We compete for loans principally through the quality of our client service and our responsiveness to client needs in addition to competing on interest rates and loan fees.  Management believes that our long-standing presence in the community and personal one-on-one service philosophy enhances our ability to compete favorably in attracting and retaining individual and business customers.  We actively solicit deposit-related clients and compete for deposits by offering personal attention, competitive interest rates, and professional services made available through experienced bankers and multiple delivery channels that fit the needs of our market. In wealth management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers.

We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our market.

Employees

At December 31, 2018, the Company employed 518 full-time equivalent employees.

Available Information

We maintain  a corporate website at http://www.oldsecond.com.  We make available free of charge on or through our website the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).  Many of our policies, committee charters and other investor information including our Code of Business Conduct and Ethics are available on our website.  No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company’s reports, proxy and informational statements and other information regarding the Company are also available free of charge on the SEC’s website (http://www.sec.gov).  We will also provide copies of our filings free of charge upon written request to: Investor Relations, Old Second Bancorp, Inc., 37 South River Street, Aurora, Illinois 60507.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law.  As a result, our  growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business.  The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our insiders and affiliates and the Company’s payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis approximately 8 years ago, and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase.

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

The following is a summary of certain of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

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

The Basel III Rule.   In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies.  The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.”  More stringent requirements are imposed on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.

The OCC’s final capital rules included new risk-based capital and leverage ratios and refined the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital-level requirements applicable to us under the final rule are:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement).

The final rules also established a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of Common Equity Tier 1 capital, which was phased in over several years. The phase-in of the capital conservation buffer began on January 1, 2016, at a level of 0.625% of risk-weighted assets for 2016, increased to 1.250% for 2017, and 1.875% for 2018. The fully phased-in capital conservation buffer of 2.500%, which became effective on January 1, 2019, resulted in the following effective minimum capital ratios beginning in 2019: (i) a Common Equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that previously qualified as Tier 1 Capital no longer qualify, or their qualifications changed.  For example, noncumulative perpetual preferred stock, which used to qualify as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

Well-Capitalized Requirements.   The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.”  Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-

capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements.  For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits.  Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8%;
•	A ratio of Total Capital to total risk-weighted assets of 10%; and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2018 the Bank was well-capitalized, as defined by OCC regulations.  As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General.  The Company, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”).  The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

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

The BHCA prohibits a company from, directly or indirectly, acquiring 25% or more (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise directing the management or policies of the Bank without prior application to and the approval of the Federal Reserve. Moreover, under the Change in Bank Control Act, any person or group of persons acting in concert who intends to acquire 10% or more of any class of our voting stock or otherwise obtain control over us would be required to provide prior notice to and obtain the non-objection of the OCC.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (i) the company's net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, financial institutions that seek to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.  See “Regulatory Emphasis on Capital – Capital and Related Requirements” above.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies.  The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.  The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.

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

The reserve ratio is the DIF balance divided by estimated insured deposits.  The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% on September 30, 2018.  Because the reserve ratio has reached 1.35%, two deposit insurance assessment changes occurred under FDIC regulations:  (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) will cease; and (2) banks with assets of less than $10 billion, such as us, will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%, with credits starting with the March 31, 2019 assessment invoiced in June 2019.

FICO Assessments.   In addition to paying basic deposit insurance assessments, the FDIC collects Financing Corporation (“FICO”) assessments to pay interest on FICO bonds.  FICO bonds were issued in the late 1980’s to recapitalize the (former) Federal Savings & Loan Insurance Corporation.  The last of the remaining FICO bonds will mature in September 2019.  The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 0.35 basis points (35 cents per $100 dollars of assessable deposits).  We were informed by the FDIC that our final FICO assessments will be collected on March 31, 2019.

Supervisory Assessments.    National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.    During the year ended December 31, 2018, the Bank paid supervisory assessments to the OCC totaling $504,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “Regulatory Emphasis on Capital” above.

Liquidity Requirements.  Liquidity is a measure of the ability and ease with which bank assets may be converted to cash.  Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations.  To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests.  One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario.  The other test, known as the Net Stable Funding Ratio (“NSFR”) is designed to promote more medium and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon.  These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

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

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.  See “Regulatory Emphasis on Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk.  In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses.  New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment.  The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves.    Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts).  For 2018, the first $16.0 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16.0 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements.  The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.  The Bank received an overall “outstanding” rating on its most recent CRA performance evaluation.

Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money.  The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of certain applications. In recent years, regulators have expressed concern over banking institutions’ compliance with anti-money laundering requirements and, in some cases, have delayed approval of their expansionary proposals. The regulators and other governmental authorities have been active in imposing “cease and desist” orders and significant money penalty sanctions against institutions found to be in violation of the anti-money laundering regulations.

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

Based on the Bank’s loan portfolio as of December 31, 2018, concentrations in commercial real estate did not exceed the 300% guideline for non-owner occupied commercial real estate loans, or the 100% guideline for construction and development loans.

Financial Privacy and Cybersecurity.  Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  Federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors.  These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Consumer Protection Regulations.  The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

•

the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;

•

the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;

•	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;
•

the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and
•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.

The deposit operations of the Bank are also subject to federal laws, such as:

•	the FDIA, which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
•

the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products.  The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  As such, the CFPB may participate in examinations of the Bank.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement Dodd-Frank Act amendments to the Equal Credit Opportunity Act, TILA and the Real Estate Settlement Procedures Act (“RESPA”).  Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.

Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposals.

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

I.Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential.

The following table sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average interest earning assets and cost of average interest bearing liabilities for the years indicated obtained by dividing the related interest by the average balance of assets or liabilities.  Average balances are derived from daily balances.

Analysis of Average Balances,
Tax Equivalent Interest and Rates
Years Ended December 31, 2018, 2017 and 2016

	2018			2017			2016
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest earning deposits with financial institutions	$17,540	$334	1.90	$12,224	$134	1.08	$33,226	$169	0.50
Securities:
Taxable	268,791	9,577	3.56	347,712	10,202	2.93	635,914	15,865	2.49
Non-taxable (TE)	277,555	10,558	3.80	208,142	9,137	4.39	36,643	1,295	3.53
Total securities	546,346	20,135	3.69	555,854	19,339	3.48	672,557	17,160	2.55
Dividends from FHLBC and FRBC	9,305	469	5.04	8,127	370	4.55	7,944	333	4.19
Loans and loans held-for-sale [1]	1,778,996	88,922	5.00	1,537,742	70,950	4.55	1,218,931	56,263	4.54
Total interest earning assets	2,352,187	109,860	4.67	2,113,947	90,793	4.25	1,932,658	73,925	3.78
Cash and due from banks	34,021	-	-	33,738	-	-	31,689	-	-
Allowance for loan and lease losses	(18,930)	-	-	(16,390)	-	-	(15,955)	-	-
Other noninterest bearing assets	180,528	-	-	187,503	-	-	194,356	-	-
Total assets	$2,547,806			$2,318,798			$2,142,748

Liabilities and Stockholders' Equity
NOW accounts	$436,702	$978	0.22	$425,435	$424	0.10	$389,266	$358	0.09
Money market accounts	307,259	843	0.27	278,826	349	0.13	273,101	274	0.10
Savings accounts	291,611	335	0.11	261,974	177	0.07	256,905	157	0.06
Time deposits	443,520	5,829	1.31	389,771	4,227	1.08	404,285	3,640	0.90
Interest bearing deposits	1,479,092	7,985	0.54	1,356,006	5,177	0.38	1,323,557	4,429	0.33
Securities sold under repurchase agreements	44,122	462	1.05	31,478	17	0.05	34,016	4	0.01
Other short-term borrowings	71,041	1,429	2.01	67,959	741	1.08	26,518	102	0.38
Junior subordinated debentures	57,663	3,716	6.44	57,615	4,002	6.95	57,567	4,334	7.53
Senior notes	44,109	2,688	6.09	44,010	2,689	6.11	2,050	112	5.46
Subordinated debt	-	-	-	-	-	-	42,910	949	2.18
Notes payable and other borrowings	14,696	398	2.71	-	-	-	477	8	1.65
Total interest bearing liabilities	1,710,723	16,678	0.97	1,557,068	12,626	0.81	1,487,095	9,938	0.67
Noninterest bearing deposits	608,762	-	-	547,719	-	-	476,422	-	-
Other liabilities	16,742	-	-	22,131	-	-	12,929	-	-
Stockholders' equity	211,579	-	-	191,880	-	-	166,302	-	-
Total liabilities and stockholders' equity	$2,547,806			$2,318,798			$2,142,748
Net interest income (TE)		$93,182			$78,167			$63,987
Net interest margin (TE)			3.96			3.70			3.31
Interest bearing liabilities to earning assets	72.73%			73.66%			76.95%

1  Interest income from loans is shown on a tax equivalent basis, which is a non-GAAP financial measure as discussed below, and includes fees of $1.1 million, $2.4 million and $2.5 million for 2018, 2017 and 2016, respectively.  Nonaccrual loans are included in the above stated average balances.

For purposes of discussion, net interest income and net interest income to interest earning assets have been adjusted to a non-GAAP tax equivalent (“TE”) basis using a marginal rate of 21% for 2018 and 35% for 2017 and 2016 to more appropriately compare returns on tax-exempt loans and securities to other earning assets.  The table below provides a reconciliation of each non-GAAP TE measure to the GAAP equivalent:

	Effect of Tax Equivalent Adjustment
	2018	2017	2016
Interest income (GAAP)	$107,617	$87,505	$73,379
Taxable equivalent adjustment - loans	26	90	93
Taxable equivalent adjustment - securities	2,217	3,198	453
Interest income (TE)	109,860	90,793	73,925
Less: interest expense (GAAP)	16,678	12,626	9,938
Net interest income (TE)	$93,182	$78,167	$63,987
Net interest income (GAAP)	$90,939	$74,879	$63,441
Average interest earning assets	$2,352,187	$2,113,947	$1,932,658
Net interest income to total interest earning assets (GAAP)	3.87%	3.54%	3.28%
Net interest income to total interest earning assets (TE)	3.96%	3.70%	3.31%

The following table allocates the changes in net interest income to changes in either average balances or average rates for interest earning assets and interest bearing liabilities.  Interest income is measured on a tax-equivalent basis using a 21% marginal rate for 2018 and a 35% marginal rate for 2017 and 2016.  Interest income not yet received on nonaccrual loans is reversed upon transfer to nonaccrual status; future receipt of interest income is a reduction to principal while in nonaccrual status.

Analysis of Year-to-Year Changes in Net Interest Income1

	2018 Compared to 2017			2017 Compared to 2016
	Change Due to			Change Due to
	Average	Average	Total	Average	Average	Total
	Balance	Rate	Change	Balance	Rate	Change
Interest and dividend income
Interest earning deposits	$73	$127	$200	$42	$(77)	$(35)
Securities:
Taxable	(11,252)	10,627	(625)	(9,260)	3,597	(5,663)
Tax-exempt	2,369	(948)	1,421	7,456	386	7,842
Dividends from FHLBC and FRBC	57	42	99	8	29	37
Loans and loans held-for-sale	11,045	6,927	17,972	14,557	130	14,687
Total interest and dividend income	2,292	16,775	19,067	12,803	4,065	16,868
Interest expense
NOW accounts	12	542	554	35	31	66
Money market accounts	39	455	494	6	69	75
Savings accounts	22	136	158	3	17	20
Time deposits	632	970	1,602	(125)	712	587
Securities sold under repurchase agreements	10	435	445	-	13	13
Other short-term borrowings	34	654	688	293	346	639
Junior subordinated debentures	3	(289)	(286)	4	(336)	(332)
Senior notes	6	(7)	(1)	2,562	15	2,577
Subordinated debt	-	-	-	(475)	(474)	(949)
Notes payable and other borrowings	398	-	398	(4)	(4)	(8)
Total interest expense	1,156	2,896	4,052	2,299	389	2,688
Net interest and dividend income	$1,136	$13,879	$15,015	$10,504	$3,676	$14,180

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

II.Investment Portfolio

The following table presents the composition of the securities portfolio by major category as of December 31 of each year indicated:

Securities Portfolio Composition

	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available-for-sale
U.S. Treasury	$4,006	$3,923	$4,002	$3,947	$-	$-
U.S. government agencies	11,112	10,951	13,062	13,061	-	-
U.S. government agency mortgage-backed	14,407	14,075	12,372	12,214	42,511	41,534
States and political subdivisions	277,112	274,067	272,240	278,092	68,718	68,703
Corporate bonds	-	-	823	833	10,957	10,630
Collateralized mortgage obligations	66,494	64,429	66,892	65,939	174,352	170,927
Asset-backed securities	108,574	109,514	113,983	112,932	146,391	138,407
Collateralized loan obligations	65,162	64,289	54,271	54,421	102,504	101,637
Total securities available-for-sale	$546,867	$541,248	$537,645	$541,439	$545,433	$531,838

Some of our holdings of U.S. government agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are issuances of government-sponsored enterprises, such as Fannie Mae and Freddie Mac, which are not backed by the full faith and credit of the U.S. government.  Some holdings of MBS and CMOs are issued by Ginnie Mae, which does carry the full faith and credit of the U.S. government.  We also hold some MBS and CMOs that were not issued by U.S. government agencies and are typically credit-enhanced via over-collateralization and/or subordination.  Holdings of asset-backed securities (“ABS”) were largely comprised of securities backed by student loans issued under the U.S. Department of Education’s (“DOE”) FFEL program, which generally provides a minimum 97% U.S. DOE guarantee of principal.  These ABS securities also have added credit enhancement through over-collateralization and/or subordination.  The majority of holdings issued by states and political subdivisions are general obligation or revenue bonds that have S&P or Moody’s ratings of AA- or higher.  Other state and political subdivision issuances are unrated and generally consist of smaller investment amounts that involve issuers in our markets.  The credit quality of these issuers is monitored and none have been identified as posing a material risk of loss.  We also hold collateralized loan obligation (“CLOs”) securities that are generally backed by a pool of debt issued by multiple middle-sized and large businesses.  The Company’s CLO S&P or Moody’s ratings distribution consists of 58% rated A, 26% rated AA and 14% rated AAA.  CLO credit enhancement is achieved through over-collateralization and/or subordination.

Securities Portfolio Maturity and Yields

The following table presents the expected maturities or call dates and weighted average yield (nontax equivalent) of securities by major category as of December 31, 2018.  Securities not due at a single maturity date are shown only in the total column.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. Treasury	$-	-	$3,923	1.85%	$-	-	$-	-	$3,923	1.85%
U.S. government agencies	-	-	-	-	-	-	10,951	2.93%	10,951	2.93
States and political subdivisions	495	0.56%	2,938	2.21	6,275	3.25%	264,359	3.02	274,067	3.01
	495	0.56	6,861	2.00	6,275	3.25	275,310	3.02	288,941	2.99
Mortgage-backed securities and collateralized mortgage obligations	-	-	-	-	-	-	-	-	78,504	3.24
Asset-backed securities	-	-	-	-	-	-	-	-	109,514	3.65
Collateralized loan obligations									64,289	5.05
Total securities available-for-sale	$495	0.56%	$6,861	2.00%	$6,275	3.25%	$275,310	3.02%	$541,248	3.41%

As of December 31, 2018, net unrealized losses on available-for-sale securities totaled $5.6 million, which offset by deferred income taxes resulted in an overall decrease to equity capital of $4.0 million.  As of December 31, 2017, net unrealized gains on available-for-sale securities totaled $3.8 million, which offset by deferred income taxes resulted in an overall increase to equity capital of $2.2 million.

At December 31, 2018, there were three issuers of ABS and CMOs where the book value of our holdings were greater than 10% of our stockholders’ equity, as follows:

	December 31, 2018
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,739	$27,763
Towd Point Mortgage Trust	34,308	33,318
Student Loan Marketing Association “(SLMA)”	25,808	26,119

III.Loan Portfolio

Types of Loans

The following table presents the composition of the loan portfolio at December 31 for the years indicated:

	2018	2017	2016	2015	2014
Commercial	$314,849	$273,234	$229,030	$116,343	$119,717
Leases	79,224	68,325	55,451	25,712	8,038
Real estate - commercial	820,605	750,991	736,247	605,721	600,629
Real estate - construction	108,053	85,162	64,720	19,806	44,795
Real estate - residential	408,438	312,497	275,571	245,025	253,321
HELOC	140,442	112,833	101,626	105,532	116,549
Other[1]	14,451	14,580	16,164	15,576	16,283
Gross loans, excluding PCI loans	1,886,062	1,617,622	1,478,809	1,133,715	1,159,332
PCI loans, net of purchase accounting adjustments	10,965	—	—	—	—
Gross loans	1,897,027	1,617,622	1,478,809	1,133,715	1,159,332
Allowance for loan and lease losses	(19,006)	(17,461)	(16,158)	(16,223)	(21,637)
Loans, net	$1,878,021	$1,600,161	$1,462,651	$1,117,492	$1,137,695

1 The “Other” class includes consumer loans and overdrafts.

Maturity and Rate Sensitivity of Loans to Changes in Interest Rates

The following table sets forth the remaining contractual maturities for loan categories at December 31, 2018:

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Commercial	$159,424	$87,751	$54,149	$4,399	$9,126	$314,849
Leases	3,282	63,288	-	11,861	793	79,224
Real estate - commercial	143,637	393,703	84,726	57,467	145,254	824,787
Real estate - construction	68,685	7,460	21,731	5,480	5,442	108,798
Real estate - residential	34,879	167,667	16,355	17,506	178,069	414,476
HELOC	4,746	2,351	12,752	55,748	64,845	140,442
Other[1]	5,047	3,698	5,108	401	197	14,451
Total[2]	$419,700	$725,918	$194,821	$152,862	$403,726	$1,897,027

1 The “Other” class includes consumer loans and overdrafts; column one includes demand notes.

2 The “Total” is inclusive of PCI loans, net of purchase accounting adjustments of $11.0 million within the appropriate loan category.

While there are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector, the real estate related categories represented 77.9% and 78.0% of the portfolio at December 31, 2018 and 2017, respectively.  We had no concentration of loans exceeding 10% of total loans that were not otherwise disclosed as a category of loans at December 31, 2018.

Risk Elements

The following table sets forth the amounts of nonperforming assets at December 31 for the years indicated:

	2018	2017	2016	2015	2014
Nonaccrual loans	$13,741	$14,388	$15,283	$14,389	$26,926
Performing troubled debt restructured loans accruing interest	1,683	988	718	165	154
Loans past due 90 days or more and still accruing interest	917	248	-	65	-
Total nonperforming loans	16,341	15,624	16,001	14,619	27,080
Other real estate owned	7,175	8,371	11,916	19,141	31,982
Total nonperforming assets	$23,516	$23,995	$27,917	$33,760	$59,062

PCI loans, net of purchase accounting adjustments	$10,965	$-	$-	$-	$-

Other real estate owned ("OREO") as % of nonperforming assets, excluding PCI loans	30.5%	34.9%	42.7%	56.7%	54.1%

We do not consider our purchased credit impaired (“PCI”) loans, which showed evidence of deteriorated credit quality at acquisition, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection.  Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from the nonperforming assets in the table above.  Accrual of interest is discontinued on a loan when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection.  When a loan is placed on nonaccrual status, interest previously accrued but not collected in the current period is reversed against current period interest income.  Interest income of approximately $335,000, $47,000 and $230,000 was recorded and collected during 2018, 2017 and 2016, respectively, on loans that subsequently went to nonaccrual status by year-end.  Interest income, which would have been recognized during 2018, 2017 and 2016, had these loans been on an accrual basis throughout the year, was approximately $952,000, $781,000 and $918,000, respectively.  There were approximately $6.6 million and $5.7 million in restructured residential mortgage loans that were still accruing interest based upon their prior performance history at December 31, 2018 and 2017, respectively.  Additionally, the nonaccrual loans above include $2.1 million and $2.5 million in restructured loans for the years ending December 31, 2018 and 2017, respectively.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At the scheduled board of directors meetings of the Bank, loan listings are presented, which show significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Loans classified as Substandard include those that have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent as those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention.

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

IV.Summary of Loan Loss Experience

Analysis of Allowance for Loan and Lease Losses

The following table summarizes, for the years indicated, activity in the allowance for loan and lease losses (“ALLL”), including amounts charged-off, amounts of recoveries, additions to the allowance charged to operating expense, and the ratio of net charge-offs to average loans outstanding:

	2018	2017	2016	2015	2014
Average total loans (exclusive of loans held-for-sale)	$1,776,230	$1,534,673	$1,214,804	$1,144,618	$1,124,335
Allowance at beginning of year	17,461	16,158	16,223	21,637	27,281
Charge-offs:
Commercial	41	25	95	993	578
Leases	13	215	23	-	-
Real estate - commercial	1,548	309	1,633	1,653	1,972
Real estate - construction	(16)	23	23	2	174
Real estate - residential	(45)	1,347	450	665	1,453
HELOC	147	386	622	974	1,940
Other[1]	409	1	344	483	526
Total charge-offs	2,097	2,306	3,190	4,770	6,643
Recoveries:
Commercial	157	30	32	451	58
Leases	-	-	5	-	-
Real estate - commercial	447	161	640	1,595	1,346
Real estate - construction	35	377	96	276	633
Real estate - residential	1,146	980	486	579	1,351
HELOC	364	243	845	496	491
Other[1]	265	18	271	359	420
Total recoveries	2,414	1,809	2,375	3,756	4,299
Net (recoveries) / charge-offs	(317)	497	815	1,014	2,344
Provision (release) for loan and lease losses	1,228	1,800	750	(4,400)	(3,300)
Allowance at end of year	$19,006	$17,461	$16,158	$16,223	$21,637

Net (recoveries) / charge-offs to average loans	(0.02)%	0.03%	0.07%	0.09%	0.21%
Allowance at year end to average loans	1.07%	1.14%	1.33%	1.42%	1.92%

1 The “Other” class includes consumer loans and overdrafts.

The provision for loan and lease losses is based upon management’s estimate of losses inherent in the loan and lease portfolio and its evaluation of the adequacy of the ALLL.  Factors which influence management’s judgment in estimating loan and lease losses are the composition of the portfolio, past loss experience, loan delinquencies, nonperforming loans, national and local economic conditions, and other credit risk considerations that, in management’s judgment, deserve evaluation in estimating loan and lease losses.

Allocation of the Allowance for Loan and Lease Losses

The following table shows our allocation of the ALLL by loan type at December 31 for the years indicated, and, for each category of loans, the percent of total loans represented by that category:

	2018		2017		2016		2015		2014
		Loan Type		Loan Type		Loan Type		Loan Type		Loan Type
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$2,832	16.6%	$2,453	16.9%	$1,629	15.4%	$2,096	12.5%	$1,644	11.0%
Leases	734	4.2	692	4.2	633	3.8	-	-	-	-
Real estate - commercial	10,470	43.5	9,522	46.4	9,547	49.8	9,013	53.4	12,577	51.8
Real estate - construction	969	5.8	923	5.3	389	4.4	265	1.7	1,475	3.9
Real estate - residential	1,931	21.8	1,846	19.4	2,178	18.7	724	21.7	899	21.9
HELOC	1,449	7.4	1,446	7.0	1,331	6.9	2,050	9.3	2,459	10.1
Other[1]	621	0.7	579	0.8	451	1.0	2,075	1.4	2,583	1.3
Total	$19,006	100.0%	$17,461	100.0%	$16,158	100.0%	$16,223	100.0%	$21,637	100.0%

1 The “Other” class includes consumer loans, overdrafts and the unallocated allowance balance for each year presented.

The ALLL is a valuation allowance, which increased by the provision for loan and lease losses of $1.2 million, $1.8 million and $750,000 in 2018, 2017 and 2016, respectively, adjusted for charge-offs less recoveries.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for losses inherent in the loan portfolio.  In addition, the OCC, as part of their examination process, periodically reviews the ALLL.  Regulators can require management to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the ALLL.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement and that the Company is in full compliance with the policy statement.  Management believes it has established an adequate estimated allowance for probable loan and lease losses.  Management reviews its process quarterly as evidenced by an extensive and detailed loan review process, makes changes as needed, and reports those results at meetings of the Company’s Board of Directors and Audit Committee.  Although management believes the ALLL is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan and lease losses or that regulators, in reviewing the loan portfolio, would not request us to materially adjust our ALLL at the time of their examination.

V.Deposits

The following table sets forth the amount and maturities of deposits of $100,000 or more at December 31 of the years indicated:

	2018	2017
3 months or less	$58,036	$25,233
Over 3 months through 6 months	46,453	16,875
Over 6 months through 12 months	48,932	37,086
Over 12 months	72,973	87,084
	$226,394	$166,278

YTD Average Balances and Interest Rates

	2018		2017		2016
	Average	Rate	Average	Rate	Average	Rate
	Balance	%	Balance	%	Balance	%
Noninterest bearing demand	$608,762	-	$547,719	-	$476,422	-
Interest bearing:
NOW and money market	743,961	0.24	704,261	0.11	662,367	0.10
Savings	291,611	0.11	261,974	0.07	256,905	0.06
Time	443,520	1.31	389,771	1.08	404,285	0.90
Total deposits	$2,087,854		$1,903,725		$1,799,979

VI.Return on Equity and Assets

The following table presents selected financial ratios as of December 31 for the years indicated:

	2018	2017	2016
Return on average total assets	1.33%	0.65%	0.73%
Return on average equity	16.08	7.89	9.43
Average equity to average assets	8.30	8.28	7.76
Dividend payout ratio	3.51	7.84	5.66

VII.Short-Term Borrowings

Other short-term borrowings, which consisted of FHLBC advances and a short-term line of credit at U.S. Bank, totaled $149.5 million as of December 31, 2018, and reflected a weighted average rate of 2.50%.  Average other short-term borrowings totaled $71.0 million, and reflected a weighted average rate of 2.01%, for the year ended December 31, 2018; this average borrowing balance was 33.6% of total equity as of the year ended December 31, 2018.  The maximum amount of other short-term borrowings outstanding at any month end in 2018 was $149.5 million as of December 31, 2018.  FHLBC advances are short-term, usually overnight, and amounts borrowed are dependent upon the daily cash flow needs of the Company.  The short-term line of credit totaled $20.0 million, with $4.0 million outstanding as of December 31, 2018. This line is held for the Company’s operating needs at the holding company level, and was repaid in late January 2019.

There were no other categories of short-term borrowings that had an average balance greater than 30% of the Company’s stockholders’ equity as of December 31, 2018, 2017 and 2016.

Item 1A. Risk Factors

RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below.  Any factor described in this Annual Report on Form 10-K could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.  Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto.  The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Relating to Our Business

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could lead to lower revenue, higher loan and lease losses and lower earnings.

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments and our ongoing operations, costs and profitability.  Despite a general improvement in the overall economy and the real estate market, the economic environment remains challenging, particularly in our market area.  Declines in real estate values and sales volumes and increased unemployment or underemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect its capital, liquidity and financial condition.

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, such as the acquisition of ABC Bank.  Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.  Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

Nonperforming assets take significant time to resolve, adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more still accruing interest and restructured loans still accruing interest) and our nonperforming assets (which include nonperforming loans plus OREO) are reflected in the table below at December 31.  We do not consider our PCI loans to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection, because we recognize interest income on these loans through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from nonperforming assets in the table below.

	2018	2017	% Change
Nonperforming loans	$16,341	$15,624	4.6
OREO	7,175	8,371	(14.3)
Total nonperforming assets	$23,516	$23,995	(2.0)

Our nonperforming assets adversely affect our net income in various ways.  For example, we do not accrue interest income on nonaccrual loans and OREO may have expenses in excess of any lease revenues collected, thereby adversely affecting our net income, return on assets and return on equity.  Our loan administration costs also increase because of our nonperforming assets.  The resolution of nonperforming assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that we will not experience increases in nonperforming assets in the future, or that our nonperforming assets will not result in losses in the future.

Our loan portfolio is concentrated heavily in commercial and residential real estate loans, including exposure to construction loans, which involve risks specific to real estate values and the real estate markets in general.

Our loan portfolio generally reflects the profile of the communities in which we operate.  Because we operate in areas that saw rapid historical growth, real estate lending of all types is a significant portion of our loan portfolio.  Total real estate lending, excluding PCI loans, was $1.48 billion, or approximately 77.9%, of our loan portfolio at December 31, 2018, compared to $1.26 billion, or approximately 78.0%, at December 31, 2017.  Given that the primary (if not only) source of collateral on these loans is real estate, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio.

In addition, with respect to commercial real estate loans, the banking regulators are examining commercial real estate lending activity with greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.  At December 31, 2018, our outstanding commercial real estate loans, including owner occupied real estate, were equal to 298.7% of our total risk-based capital.  If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from our fair value appraisals of loan collateral and OREO and could negatively impact our operating performance.

Many of our nonperforming real estate loans are collateral-dependent, meaning the repayment of the loan is largely dependent upon the value of the property securing the loan and the borrower’s ability to refinance, recapitalize or sell the property.  For collateral-dependent loans, we estimate the value of the loan based on the appraised value of the underlying collateral less costs to sell.  Our OREO portfolio essentially consists of properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of certain loans as a result of borrower defaults.  Some property in OREO reflects property formerly utilized as a bank premise or land that was acquired with the expectation that a bank premise would be established at the location. In some cases, the market for such properties has been significantly depressed, and we have been unable to sell them at prices or within timeframes that we deem acceptable.  OREO is recorded at the fair value of the property when acquired, less estimated selling costs.  In determining the value of OREO properties and loan collateral, an orderly disposition of the property is generally assumed.  Significant judgment is required in estimating the fair value of property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.  In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their original contractual terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ALLL, each of which could adversely affect our net income.  As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for loan and lease losses, or ALLL, may be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

Our success depends significantly on the quality of our assets, particularly loans.  Like other financial institutions, we are exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral.  As a result, we may experience significant loan and lease losses that may have a material adverse effect on our operating results and financial condition.

We maintain an ALLL at a level we believe is adequate to absorb estimated losses inherent in our existing loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

While we had loan loss reserve releases in 2014 and 2015, our provision for loan and lease losses was increased in 2016, 2017 and 2018, which is commensurate with the loan and lease portfolio growth experienced in those years.  We may be required to make significant increases in the provision for loan and lease losses and to charge-off additional loans in the future.

Determination of the ALLL is inherently subjective since it requires significant estimates and management judgment of credit risks and future trends, all of which may undergo material changes.  For example, the final allowance for 2018, 2017 and 2016 included an amount reserved for other not specifically identified risk factors.  New information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the ALLL.  In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan and lease losses or the recognition of additional loan charge-offs, based on judgments different from those of management.  If charge-offs in future periods exceed the ALLL, we will need additional provisions to increase the allowance.  Any increases in the ALLL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

The application of the purchase method of accounting in our acquisition of ABC Bank and any future acquisitions will impact our ALLL.  Under the purchase method of accounting, all acquired loans are recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related ALLL is eliminated because credit quality, among other factors, is considered in the determination of fair value.  To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.

Finally, the measure of our ALLL is dependent on the adoption and interpretation of accounting standards.  The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2020.  Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred.  Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our ALLL and could require us to significantly increase our ALLL.  Moreover, the CECL model may create more volatility in the level of our ALLL.  If we are required to materially increase our level of ALLL for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our business is geographically concentrated in several counties in Illinois, which makes our business highly susceptible to downturns in these local economies.

Unlike larger financial institutions that are more geographically diversified, our banking franchise is concentrated in Aurora, Illinois, and its surrounding communities, as well as Cook County.  The city of Aurora is located in northeastern Illinois, approximately 40 miles west of Chicago.  We operate primarily in Cook, DeKalb, DuPage, Kane, Kendall,  LaSalle and Will counties in Illinois, and, as a result, our financial condition, results of operations and cash flows are subject to changes and fluctuations in the economic conditions in those areas.  The local economic conditions in these areas have a significant impact on our commercial real estate, construction and residential real estate loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans.  Adverse changes in the economic conditions in the United States in general, or in our primary markets in Illinois and the State of Illinois in general, could negatively affect our financial condition, results of operations and profitability.  While economic conditions in Illinois, along with the U.S. and worldwide, have improved since the end of the economic recession, a return of recessionary conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•

collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

In addition, the State of Illinois continues to experience severe fiscal challenges.  Payment lapses by the State of Illinois to its vendors and government sponsored entities may have negative effects on our primary market area.  To the extent that these issues, or any future state tax increases, impact the economic vitality of the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, they could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area and may face severe competitive disadvantages.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Recently, local competitors have expanded their presence in the western suburbs of Chicago, including the communities that surround Aurora, Illinois, and these competitors may be better positioned than us to compete for loans, acquisitions and personnel.  As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as business and consumer lending, automatic transfer and automatic payment systems.  There has also been significant advancement in the exchange of digital assets (“cryptocurrency”) that could materially impact the financial services industry in the future.  Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, the financial services industry could become even more competitive as a result of legislative and regulatory changes, and many large scale competitors can leverage economies of scale to offer better pricing for products and services compared to what we can offer.

We compete with these institutions in attracting deposits and assets under management, processing payment transactions, and in making loans.  We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and wealth management clients, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in lower net interest margin and reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.  If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and wealth management fees could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.

In addition, our ability to successfully attract and retain wealth management clients is dependent on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities.  If we are not successful in attracting new and retaining existing clients, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “PATRIOT Act,” and other laws and regulations require financial institutions, among our other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate.  The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service.  There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations.  If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Our strategic growth plans contemplate additional organic growth and potential growth through additional acquisitions, which exposes us to additional risks.

Our strategic growth plans include organic growth and contemplate growth through additional acquisitions.  To the extent that we are unable to increase loans through organic loan growth, or to identify and consummate attractive acquisitions, we may be unable to successfully implement our growth strategy, which could materially and adversely affect our financial condition and earnings.

We routinely evaluate opportunities to acquire additional financial institutions or branches or to open new branches.  As a result, we regularly engage in discussions or negotiations that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short- and long-term liquidity.  Our acquisition activities could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt.  In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Moreover, these types of expansions involve various risks, including:

Management of Growth.    We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;
•	identify and expand into suitable markets;
•	obtain regulatory and other approvals necessary to consummate acquisitions or other expansion activities;
•	retain customers of businesses that we acquire;
•	attract sufficient deposits and capital to fund anticipated loan growth;
•	maintain adequate common equity and regulatory capital;
•	avoid diversion or disruption of our management and existing operations as well as those of the acquired institution;
•	maintain adequate management personnel and systems to oversee such growth;
•	maintain adequate internal audit, risk management, loan review and compliance functions; and
•	implement additional policies, procedures and operating systems required to support such growth.

Operating Results.    There is no assurance that existing branches or future branches will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits.  Our growth may entail an increase in overhead expenses as we add new branches and staff.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more.  Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale.  Our historical results may not be indicative of future results or results that may be achieved, particularly if we continue to expand.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring and retaining employees who share our core values: being an integral part of the communities we serve; delivering superior service to our customers; and caring about our customers and associates.  Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services.  Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions.  Maintenance of our reputation depends not only on our success in maintaining our core values and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements.  If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.  Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.

We are subject to interest rate risk, and a change in interest rates could have a negative effect on our net income.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, our competition and policies of various governmental and regulatory agencies, particularly the Federal Reserve.  Changes in monetary policy could influence our earnings.  When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.  Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.  Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrower’s ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates.  Conversely, a decrease in the general level of interest rates, among other things, may lead to increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits.  Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.  Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly.  In addition, the Company and the Bank are each required by federal regulatory authorities to maintain adequate levels of capital to support their operations.

Our ability to raise capital will depend on, among other things, conditions in the capital markets, which are outside of our control, and our financial performance.  Accordingly, we cannot provide assurance that such capital will be available on terms acceptable to us or at all.  Any occurrence that limits our access to capital, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.  Further, if we need to raise capital in the future we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors.  Any inability to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations and could be dilutive to both tangible book value and our share price.

In addition, an inability to raise capital when needed may subject us to increased regulatory supervision and the imposition of restrictions on our growth and business.  These restrictions could negatively affect our ability to operate or further expand our operations through loan growth, acquisitions or the establishment of additional branches.  These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition, results of operations and share price.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure that our funding needs are met by maintaining an appropriate level of liquidity through asset and liability management.  In 2016, the Bank also secured liquidity under the advance program provided under terms offered by the FHLBC.  If we are unable to obtain funds when needed, it could have a material adverse effect on its business, financial condition and results of operations.

We may not be able to maintain a strong core deposit base or access other low-cost funding sources.

We rely on bank deposits to be a low cost and stable source of funding.  In addition, our future growth will largely depend on our ability to maintain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly.  We compete with banks and other financial services companies for deposits.  If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the FRBC Open Market Committee or for other reasons of their choice, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding.  Higher funding costs could reduce our net interest margin and net interest income.  Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

Our estimate of fair values for our investments may not be realizable if we were to sell these securities today.

Our available-for-sale securities are carried at fair value.

The determination of fair value for securities categorized in Level 3 involves significant judgment due to the complexity of the factors contributing to the valuation, many of which are not readily observable in the market.  Recent market disruptions and the resulting fluctuations in fair value have made the valuation process even more difficult and subjective.  If the valuations are incorrect, it could harm our financial results and financial condition.

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination.  Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our stockholders.  Compliance with banking regulations is costly and these regulations affect our lending practices, capital structure, investment practices, mergers and acquisitions, dividend policy, and growth, among other things.

The Company and the Bank also undergo periodic examinations by their regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law.  Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

A more detailed description of the primary federal and state banking laws and regulations that affect the Company and the Bank is included in this Form 10-K under the section captioned “Supervision and Regulation” in Item 1.  Since the economic recession, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change.  In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate.  The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations.  They require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions or estimates.  These critical accounting policies include the allowance for loan and lease losses; the fair value of securities, acquired assets and liabilities, including the valuation of intangible assets; off-balance sheet financial instruments;  and the accounting for income taxes.  Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan and lease losses or sustain loan losses that are significantly higher than the reserve provided, reduce the carrying value of an asset measured at fair value, or significantly increase liabilities measured at fair value or our accrued tax liability.  Any of these could have a material adverse effect on our business, financial condition or results of operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met.  Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny.  Any of these could have a material adverse effect on our business, financial condition or results of operations.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per insured depositor category.  The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  As a result of recent FDIC assessment charges, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets less the sum of its average tangible equity, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate.  This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions.  If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums than the recent levels.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions.  The Department of Justice, the Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products, and product enhancements as well as new services within our existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed.  In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits.  Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible.  The introduction of such new products requires continued innovative efforts on the part of our management and may require significant time and resources as well as ongoing support and investment.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services.  Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

Our ability to realize our deferred tax asset may be reduced, which may adversely impact our results of operations.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of net operating losses (“NOLs”) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements.  As of December 31, 2018, we had net deferred tax assets of $21.3 million, which included deferred tax assets for a federal net operating loss carryforward of $2.2 million that is expected to expire in 2031 thru 2033.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which existing deferred tax assets are expected to become deductible for income tax purposes.  Based on projections of future taxable income in periods in which deferred tax assets are expected to become deductible, management determined that the realization of our net deferred tax asset was more likely than not.  As a result, we did not recognize a valuation allowance on our net deferred tax asset as of December 31, 2018 or December 31, 2017.  If it becomes more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance must be recognized.  In July 2017, the State of Illinois enacted an income tax rate increase which resulted in us recording an additional income tax benefit and increase to the deferred tax asset of $1.6 million.  In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the corporate federal income tax rate to 21% and resulted in a $9.5 million write-down of our deferred tax asset in the fourth quarter of 2017, through income tax expense.  These tax rate changes, in conjunction with our net income in 2017 and 2018, have resulted in a significant reduction of the deferred tax asset over the last two years.  Our deferred tax asset may be further reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax assets.  Charges to establish a valuation allowance with respect to our deferred tax asset could have a material adverse effect on our financial condition and results of operations.

We could become subject to claims and litigation pertaining to our fiduciary responsibility.

Some of the services we provide, such as wealth management services through River Street Advisors, LLC, require us to act as fiduciaries for our customers and others.  Customers make claims and on occasion take legal action pertaining to our performance of our fiduciary responsibilities.  Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services.  Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.

Our trust and wealth management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.

Our trust and wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of this businesses is directly affected by conditions in the financial and securities markets.  The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts, all of which are beyond our control.  We cannot assure you that broad market performance will be favorable in the future.  Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our wealth management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our wealth management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance.  If any of these events occur, the financial performance of our wealth management business could be materially and adversely affected.

We depend on our executive officers and other key employees, and our ability to attract additional key personnel, to continue the implementation of our long-term business strategy, and we could be harmed by the unexpected loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees.  Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships.  Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy.  We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

Our information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on our business.

We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business.  Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers.  As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attack (such as unauthorized access to our systems).  These risks have increased for all financial institutions as new technologies have emerged, including the use of the Internet and the expansion of telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and as the sophistication of organized criminals, perpetrators of fraud, hackers, terrorists and others have increased.

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks that are designed to disrupt key business services, such as customer-facing web sites.  We operate in an industry where otherwise effective preventive measures against security breaches become vulnerable as breach strategies change frequently and cyber-attacks can originate from a wide variety of sources.  It is possible that a cyber incident, such as a security breach, may be undetected for a period of time.  However, applying guidance from the Federal Financial Institutions Examination Council, we have identified security risks and employ risk mitigation controls.  Following a layered security approach, we have analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.  We expect that we will spend additional time and will incur additional cost going forward to modify and enhance protective measures and that effort and spending will continue to be required to investigate and remediate any information security vulnerabilities.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant-acquiring banks, payment processors, payment card networks and their processors.  Some of these parties have in the past been the target of security breaches and cyber-attacks. Because these third parties and related environments such as the point-of-sale are not under our direct control, future security breaches or cyber-attacks affecting any of these third parties could impact us and in some cases we may have exposure and suffer losses for breaches or attacks.  We offer our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the market place.  Offering such protection exposes us to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect our business, financial condition, and results of operation.  Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business.  To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected which may have a material adverse effect on our business, financial condition or results of operations.

We depend on outside third parties for the processing and handling of our records and data.

We rely on software developed by third party vendors to process various Company transactions.  In some cases, we have contracted with third parties to run their proprietary software on behalf of the Company at a location under the control of the third party.  These systems include, but are not limited to, core data processing, payroll, wealth management record keeping, and securities portfolio management.  While we perform a review of controls instituted by the vendor over these programs in accordance with industry standards and institute our own user controls, we must rely on the continued maintenance of the performance controls by these outside parties, including safeguards over the security of customer data.  In addition, we create backup copies of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions, or incur damage to our reputation if a third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  A disruption or breach of security may ultimately have a material adverse effect on our financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business.  We also have substantial ongoing business relationships with other third parties.  These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators.  Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships.  We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships.  As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We are at risk of increased losses from fraud.

Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective.

The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud.  Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud.  Many of these data compromises are widely reported in the media.  Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

We are defendants in a variety of litigation and other actions.

Currently, there are certain other legal proceedings pending against the Company and our subsidiaries in the ordinary course of business.  While the outcome of any legal proceeding is inherently uncertain, based on information currently available, the Company’s management believes that any liabilities arising from pending legal matters would not have a material adverse effect on us or our consolidated financial statements.  However, if actual results differ from management’s expectations, it could have a material adverse effect on our financial condition, results of operations, or cash flows.

Risks Associated with the Company’s Common Stock

Our future ability to pay dividends is subject to restrictions.

We currently conduct substantially all of our operations through our subsidiaries, and a significant part of our income is attributable to dividends from the Bank and we principally rely on the profitability of the Bank to conduct operations and satisfy obligations.  As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and in economic conditions in general.  In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to us, with or without regulatory approval.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments.  Any declaration and payment of dividends on common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock, and other factors deemed relevant by the board of directors.  Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our stockholders.

Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors.  We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies.  Finally, our ability to pay dividends to our stockholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. See Part II, Item 5.“Dividend Policy.”

The trading volumes in our common stock may not provide adequate liquidity for investors.

Shares of our common stock are listed on the NASDAQ Global Select Market; however, the average daily trading volume in our common stock is less than that of most larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the current daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of our common stock.

The trading price of our common stock may be subject to continued significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

•

actual or anticipated quarterly fluctuations in our operating and financial results, particularly if such results vary from the expectations of management, securities analysts and investors, including with respect to further loan and lease losses we may incur;

•	announcements regarding significant transactions in which we may engage;
•	market assessments regarding such transactions;
•	changes or perceived changes in our operations or business prospects;
•	legislative or regulatory changes affecting our industry generally or our businesses and operations;
•	a weakening of general market and economic conditions, particularly with respect to economic conditions in Illinois;
•	the operating and share price performance of companies that investors consider to be comparable to us;
•	future offerings by us of debt, preferred stock or trust preferred securities, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions;
•	actions of our current stockholders, including future sales of common stock by existing stockholders and our directors and executive officers; and
•	other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general, and financial institutions in particular, have experienced significant volatility beginning in the fourth quarter of 2018.  As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

Shares of our common stock are subject to dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock up to the number of shares authorized in our Certificate of Incorporation.  We may issue additional shares of our common stock (or securities convertible into common stock) in the future for a number of reasons, including to finance our operations and business strategy (including mergers and acquisitions), to adjust our ratio of debt to equity, to address regulatory capital concerns, or to satisfy our obligations upon the exercise of outstanding options.  We may issue equity securities in transactions that generate cash proceeds, transactions that free up regulatory capital but do not immediately generate or preserve substantial amounts of cash, and transactions that generate regulatory or balance sheet capital only and do not generate or preserve cash.  If we choose to raise capital by selling shares of our common stock or securities convertible into common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Certain banking laws and our governing documents may have an anti-takeover effect.

Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders.  In addition, we have a classified board of directors, and our Certificate of Incorporation requires the approval of certain business combinations by at least 75% of our outstanding shares of common stock.  The combination of these laws, the board structure and the business combination provision in our Certificate of Incorporation may inhibit certain business combinations, including a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business primarily at 29 banking locations in various communities throughout the greater western and southern Chicago metropolitan area.  The principal business office of the Company is located at 37 South River Street, Aurora, Illinois. We own 26 of our properties and lease three of our locations.  The Company’s three leased locations are under agreement through

March 31, 2019, August 31, 2019, and March 31, 2022.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “OSBC.”  As of December 31, 2018, we had 858 stockholders of record for our common stock.  The following table sets forth the high and low trading prices of our common stock on the NASDAQ Global Select Market, and information about declared dividends during each quarter for 2018 and 2017.

	2018			2017
	High	Low	Dividend	High	Low	Dividend
First quarter	$15.00	$13.10	$0.01	$11.50	$9.65	$0.01
Second quarter	15.60	13.45	0.01	12.75	10.95	0.01
Third quarter	16.30	14.35	0.01	13.50	10.75	0.01
Fourth quarter	15.61	11.32	0.01	14.90	12.15	0.01

Dividend Policy

The Company’s stockholders are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefor.  The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank; however, certain regulatory restrictions and the terms of its debt and equity securities, limit the amount of cash dividends it may pay.  See “Supervision and Regulation—Regulation and Supervision of the Bank.”

Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including: (1) our historic and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our board of directors. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.

As a Delaware corporation, we are subject to certain restrictions on dividends under the Delaware General Corporation Law (the “DGCL”). Generally, a Delaware corporation may only pay dividends either out of surplus or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.

In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Supervision and Regulation—Regulation and Supervision of the Company.”

Recent Sales of Unregistered Securities

None.

Form 10-K and Other Information

Transfer Agent/Stockholder Services

Inquiries related to stockholders records, stock transfers, changes of ownership, change of address and dividend payments should be sent to the transfer agent at the following address:

Old Second Bancorp, Inc.

c/o Shirley Cantrell,

Shareholder Relations Department

37 South River Street

Aurora, Illinois 60507

(630) 906-2303

scantrell@oldsecond.com

Stockholder Return Performance Graph.  The following graph indicates, for the period commencing December 31, 2013, and ending December 31, 2018, a comparison of cumulative total returns for the Company, S&P 500 and the SNL U.S. Bank NASDAQ.  The information assumes that $100 was invested at the closing price at December 31, 2013, in the common stock of the Company and each index and that all dividends were reinvested.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Old Second Bancorp, Inc.	100.00	116.23	169.70	240.13	297.63	284.24
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
SNL U.S. Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Old Second Bancorp, Inc. and Subsidiaries

Financial Highlights

(In thousands, except share data)

	2018	2017	2016	2015	2014
Balance sheet items at year-end
Total assets	$2,676,003	$2,383,429	$2,251,188	$2,077,028	$2,060,905
Total earning assets	2,471,328	2,191,685	2,037,012	1,862,257	1,832,714
Average assets	2,547,806	2,318,798	2,142,748	2,065,122	2,036,493
Loans, gross	1,897,027	1,617,622	1,478,809	1,133,715	1,159,332
Allowance for loan and lease losses	19,006	17,461	16,158	16,223	21,637
Deposits	2,116,673	1,922,925	1,866,785	1,759,086	1,685,055
Securities sold under agreement to repurchase	46,632	29,918	25,715	34,070	21,036
Other short-term borrowings	149,500	115,000	70,000	15,000	45,000
Junior subordinated debentures	57,686	57,639	57,591	57,543	57,496
Senior notes	44,158	44,058	43,998	-	-
Subordinated debt	-	-	-	45,000	45,000
Note payable	15,379	-	-	500	500
Stockholders’ equity	229,081	200,350	175,210	155,929	194,163

Results of operations for the year ended
Interest and dividend income	107,617	87,505	73,379	68,164	68,044
Interest expense	16,678	12,626	9,938	9,076	10,984
Net interest and dividend income	90,939	74,879	63,441	59,088	57,060
Provision (release) for loan and lease losses	1,228	1,800	750	(4,400)	(3,300)
Noninterest income	31,353	30,372	28,574	29,294	29,216
Noninterest expense	77,128	69,149	66,761	68,421	73,679
Income before taxes	43,936	34,302	24,504	24,361	15,897
Provision for income taxes	9,924	19,164	8,820	8,976	5,761
Net income	34,012	15,138	15,684	15,385	10,136
Preferred stock dividends and accretion	-	-	-	1,873	(1,719)
Net income available to common stockholders	$34,012	$15,138	$15,684	$13,512	$11,855

Loan quality ratios
Allowance for loan and lease losses to total loans at end of year	1.00%	1.08%	1.09%	1.43%	1.87%
Provision (release) for loan and lease losses to total loans	0.06%	0.11%	0.05%	(0.39)%	(0.28)%
Net loans (recovered) charged-off to average total loans	(0.02)%	0.03%	0.07%	0.09%	0.21%
Nonaccrual loans to total loans at end of year	0.72%	0.89%	1.03%	1.27%	2.32%
Nonperforming assets to total assets at end of year	0.88%	1.01%	1.24%	1.63%	2.87%
Allowance for loan and lease losses to nonaccrual loans	138.32%	121.36%	105.73%	112.75%	80.36%

Per share data
Basic earnings	$1.14	$0.51	$0.53	$0.46	$0.46
Diluted earnings	1.12	0.50	0.53	0.46	0.46
Common book value per share	7.70	6.76	5.93	5.29	4.99

Weighted average diluted shares outstanding	30,308,935	30,038,417	29,838,931	29,730,074	25,549,193
Weighted average basic shares outstanding	29,728,308	29,600,702	29,532,510	29,476,821	25,300,909
Shares outstanding at year-end	29,763,078	29,627,086	29,556,216	29,483,429	29,442,508

The following represents unaudited quarterly financial information for the periods indicated:

	2018				2017
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$29,038	$28,176	$27,261	$23,142	$22,664	$22,425	$21,800	$20,616
Interest expense	4,698	4,436	4,019	3,526	3,278	3,142	3,139	3,067
Net interest income	24,340	23,740	23,242	19,616	19,386	19,283	18,661	17,549
Loan loss (release) reserve	500	-	1,450	(722)	750	300	750	-
Securities gains (losses), net	-	13	312	35	639	102	(131)	(136)
Income before taxes	11,565	12,843	8,038	11,489	10,629	9,908	7,242	6,523
Net income (loss)	8,620	9,642	6,261	9,489	(2,512)	8,077	5,146	4,427
Basic earnings (losses) per share	0.29	0.32	0.21	0.32	(0.08)	0.27	0.17	0.15
Diluted earnings (losses) per share	0.28	0.32	0.21	0.31	(0.08)	0.27	0.17	0.15
Dividends paid per share	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2018, 2017 and 2016, and financial condition at December 31, 2018 and 2017.  This discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.  We have made, and will continue to make, various forward-looking statements with respect to financial and business matters.  Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties.  Actual results may differ materially from those contained in these forward-looking statements.  For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Business overview

We provide a wide range of financial services through our 29 banking locations located in Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers offer access to a full range of traditional retail and commercial banking services including treasury management operations as well as fiduciary and wealth management services.  We focus our business on establishing and maintaining relationships with our clients while maintaining a commitment to providing for the financial services needs of the communities in which we operate through our retail branch network.  We emphasize relationships with individual customers as well as small to medium-sized businesses throughout our market area.  Our market area includes a mix of commercial and industrial, real estate, and consumer related lending opportunities, and provides a stable, loyal core deposit base.  We also offer extensive wealth management services, which include a registered investment advisory platform in addition to trust administration and trust services related to personal and corporate trusts, including employee benefit plan administration services.

Our primary deposit products are checking, NOW, money market, savings, and certificate of deposit accounts, and our primary lending products are commercial mortgages, construction lending, commercial loans, residential mortgages, leases and consumer loans.  Many of our loans are secured by various forms of collateral including real estate, business assets, and consumer property although borrower cash flow is the primary source of repayment at the time of loan origination.

The health of the overall real estate industry in our markets continued to improve in 2018.  While the precipitous decline in the value of certain real estate assets slowed in the latter part of 2010, continued difficult market conditions through 2015 generated smaller declines in values of real estate and associated asset types.  Overall stable market conditions over the past three years are reflected in the financials presented for the reporting period that ended December 31, 2018.

On April 20, 2018, we closed on our acquisition of Greater Chicago Financial Corp. (“GCFC”), and its wholly-owned subsidiary, ABC Bank.  As a result of this transaction, we acquired $227.6 million of loans, net of fair value adjustments, and $248.5 million of deposits, net of fair value adjustments.  The purchase resulted in us increasing our presence in the near west Chicago area and metropolitan Chicago, as four branches were acquired with a retail and commercial client mix of loans and deposits.

On October 28, 2016, we closed on our acquisition of the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of this transaction, we acquired $221.0 million of loans and $48.9 million of deposits, both net of fair value adjustments.  The purchase resulted in us establishing a metropolitan Chicago office presence with a strong commercial client focus, and retention of an experienced lending team.

Financial overview

In 2018, we recorded net income of $34.0 million, or $1.12 per fully diluted share, which compares with $15.1 million, or $0.50 per fully diluted share in 2017, and $15.7 million, or $0.53 per fully diluted share in 2016.  Our basic earnings per share for the periods presented were $1.14 in 2018, $0.51 in 2017 and $0.53 in 2016.  Our 2018 net income increased primarily due to the expansion of net interest margin driven by loans acquired in 2018 as well as organic loan growth and rising interest rates, improved operating leverage, and a reduction in income taxes due the “Tax Cuts and Jobs Act” enacted in December 2017.  Our 2017 net income was negatively impacted by a nonrecurring income tax expense of $9.5 million recorded in the fourth quarter of 2017 due to the “Tax Cuts and Jobs Act,” signed into law in late 2017, which reduced the federal income tax rate and decreased our deferred tax asset.  Our 2017 net income was favorably impacted by a nonrecurring income tax credit of $1.6 million recorded in July 2017 due to a State of Illinois tax rate increase, which increased the deferred tax asset by a like amount.  In addition, we recorded a provision for loan and lease losses in 2018 of $1.2 million compared to $1.8 million and $750,000 in 2017 and 2016, respectively.  Net loan recoveries were $317,000 in 2018, and loan charge-offs were $497,000 and $815,000 in 2017 and 2016, respectively.

Net interest and dividend income increased $16.1 million, or 21.4%, for 2018, compared to 2017.  Average loans, including loans held-for-sale, increased $241.3 million, or 15.7%, in 2018 compared to 2017.  The ABC Bank acquisition in the second quarter of 2018 and two select HELOC loan purchases in the first and fourth quarters of 2018 contributed to the full year 2018 average loan growth. We also had organic loan growth in all areas of our loan portfolios in 2018 compared to 2017.  Average interest bearing deposits increased $123.1 million, or 9.1%, for 2018 compared to 2017, while average deposit rates increased 16 basis points.  This increase was primarily due to the rising interest rate environment, impacting interest rates on all interest bearing deposit categories.  Average noninterest bearing deposits increased by $61.0 million, or 11.1%, from 2017 to 2018, a result of commercial demand deposit growth which correlated with the increase in commercial, construction, and commercial real estate loan growth.

Net interest and dividend income increased $11.4 million, or 18.0%, for 2017, compared to 2016.  Average loans, including loans held-for-sale, increased $318.8 million, or 26.2%, in 2017 compared to 2016.  The Talmer branch acquisition in the fourth quarter of 2016 contributed to the full year 2017 average loan growth, with additional growth realized primarily in the commercial and commercial real estate loan portfolios.  Average interest bearing deposits increased $32.4 million, or 2.5%, while average rates increased five basis points.  This increase was primarily due to rising rates offered on time or certificates of deposit. Average noninterest bearing deposits increased by $71.3 million, or 15.0%, from 2016 to 2017, a result of commercial demand deposit growth which correlated with our increased commercial loan growth.

In 2017 and 2018, we continued to reposition our balance sheet to provide appropriate funding for loan growth and branch acquisition needs, to further reduce asset quality risk, and grow deposits organically as a less expensive funding source.  In 2017, we repositioned our available-for sale securities portfolio into higher-yielding state and political subdivisions from mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) as  market conditions made securities issued by federal agencies less attractive.  Market conditions also increased the value of our collateralized loan obligations (“CLOs”), which led many holdings to be called during 2017.  Some reinvestment into newer issue CLOs occurred, but the overall CLO portfolio size was reduced significantly.  The securities portfolio composition did not change materially in 2018 compared to 2017, and higher yields on our securities resulted in a $1.8 million increase to interest income for 2018 compared to 2017.  Net securities gains of $360,000and $474,000 were recorded in 2018 and 2017, respectively, and net securities losses of $2.2 million were recorded in 2016 , related to sales and calls during those years. Average interest bearing liabilities increased to $1.71 billion in 2018 from $1.56 billion in 2017, as the need for funding began to rise with the balance sheet growth we experienced.

Management also continued to emphasize credit quality and maintained our capital ratios with continued strong liquidity.  In 2018, we experienced loan growth of $279.4 million, or 17.3%, over 2017.  The growth was driven by our ABC Bank acquisition, an active commercial lending team in new and existing markets, the development of a lease lending team, as well as select portfolio purchases of home equity lines of credit totaling $41.6 million from a third party.  Asset quality levels have remained steady over the last few years in comparison to total loans, as nonperforming assets, including PCI loans increased to $34.5 million for 2018, compared to $24.0 million for 2017 and $27.9 million for 2016.  The increase in nonperforming assets, including PCI loans, in 2018 was reflective of the approximate 20 credits in PCI status which totaled $11.0 million as of December 31, 2018.  We also continued to take steps to reduce operating expenses and increase net income.  Reduced other real estate owned holdings resulted in lower net other real estate owned expenses each year for 2018, 2017 and 2016.  As we focused on reducing all noninterest expenses, we were able to maintain our profitable wealth management business and secondary residential real estate originations and sales as important sources of noninterest income.

Critical accounting policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry.  These policies require the reliance on estimates and assumptions, which may prove inaccurate or are subject to variations.  Changes in underlying factors, assumptions, or estimates could have a material impact on our future financial condition and results of operations.  The most critical of these significant accounting policies are the policies related to the allowance for loan and lease losses, and fair valuation methodologies.  In addition, as a result of our acquisition of GCFC and its wholly-owned subsidiary, ABC Bank, that closed on April 20, 2018, we implemented accounting policies regarding loans purchased in a business combination.  These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

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

The ALLL methodology consists of (i) specific reserves established for probable losses on individual loans or leases for which the recorded investment in the loan or lease exceeds the present value of expected future cash flows or the net realizable value of the underlying collateral, if collateral dependent, (ii) an allowance based on an analysis that uses historical credit loss experience for each loan or lease category, and (iii) the impact of other internal and external qualitative and credit market factors as assessed by management through detailed review of loans, allowance analysis and credit discussions.

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

Management incorporated methodology changes in the ALLL calculation in both 2017 and 2018 to further refine the process.  These methodology changes are described in the “Allowance for Loan and Lease Losses” section of this “Management Discussion and Analysis of Financial Condition and Results of Operations.”  As a result of management’s analysis of the adequacy of the ALLL, a loan and lease loss provision was recorded in 2018, 2017 and 2016.

A loan is considered impaired when it is probable that not all contractual principal or interest due will be received according to the original terms of the loan agreement.  Management defines the measured value of an impaired loan based upon the present value of the future cash flows, discounted at the loan’s original effective interest rate, or the fair value reflecting costs to sell the underlying collateral, if the loan is collateral dependent.  Impaired loans were $20.4 million at December 31, 2018, compared to $20.1 million at December 31, 2017 and $22.3 million at December 31, 2016.  In addition, a discussion of the factors driving changes in the amount of the ALLL is included in the “Allowances for Loan and Lease Losses” section that follows.

Income Taxes

We recognize expense for federal and state income taxes currently payable as well as deferred federal and state taxes, estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards.  Net deferred tax assets totaled $21.3 million as of December 31, 2018, compared to $25.4 million as of December 31, 2017.  Federal deferred tax assets related to net operating losses totaled $7.6 million as of December 31, 2018, compared to $34.5 million as of December 31, 2017.  We had $39.9 million of state net operating losses as of December 31, 2018, compared to $74.1 million of state net operating losses as of December 31, 2017.  We recorded a deferred tax asset of $3.5 million in 2018 related to the ABC Bank acquisition, which totaled $2.5 million as of December 31, 2018, and increased net operating losses by approximately $1.0 million related to ABC Bank security sales at acquisition.  We maintain deferred tax assets for deductible temporary differences, the largest of which related to the goodwill amortization/impairment recorded in 2009.  For income tax return purposes this relates to Section 197 goodwill amortization and goodwill impairment charges.  Realization of deferred tax assets is dependent upon generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences.  Any change in tax rate will be recorded in the period enacted, which was evidenced by the $1.6 million income tax credit recorded in the third quarter of 2017 due to the State of Illinois tax rate change in July 2017, as well as the $9.5 million income tax expense recorded in the fourth quarter of 2017 for the enactment of the “Tax Cuts and Jobs Act.”

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

On September 12, 2012, the Company and the Bank, as rights agent, entered into a Rights Plan which was designed to protect our deferred tax assets against an unsolicited ownership change.  The Rights Plan, as amended, expired in September 2018, and we determined not to seek to extend the plan as we believe the current risk of losing use of the deferred tax asset is remote due to the trend of net income generation over the past few years, and the diminishing balance of the remaining deferred tax asset.

Income tax returns are also subject to audit by the Internal Revenue Service (the “IRS”) and state taxing authorities.  Income tax expense for current and prior periods is subject to adjustment based on the outcome of such audits.  We are currently open to audit under the statute of limitations by the Internal Revenue Service from 2015 to 2017, the state of Illinois from 2015 to 2017, and the states of Wisconsin and Indiana from 2009 to 2017. We believe we have adequately accrued for all probable income taxes payable.

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

In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available.  If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.  Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, prepayment speeds, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  In 2018, we adopted ASU 2016-01, which, among other topics addressed, required business entities to use the exit price notion, as defined in ASC 820, for the measurement of the fair value of financial instruments.  Adoption of this standard resulted in our use of an exit price rather than an entrance price to determine the fair value of loans and deposits not already measured at fair value on a non-recurring basis in the consolidated balance sheet disclosures; see Note 19 “Fair Value of Financial Instruments” for further information regarding the valuation processes.

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

Results of operations

Net interest income

Net interest income, which is our primary source of earnings, is the difference between interest income earned on interest-earning assets, such as loans and investment securities, as well as accretion income on purchased loans, and interest incurred on interest-bearing liabilities, such as deposits and borrowings.  Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.  Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and PCI loans, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.  Our asset and liability committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions.  This process is discussed in more detail in the section entitled “Interest rate risk” in “Quantitative and Qualitative Disclosures about Market Rate Risk.”

Our net interest income increased $16.1 million, or 21.4%, from $74.9 million for the year ended December 31, 2017, to $90.9 million for the year ended December 31, 2018.  The increase in interest and dividend income in 2018 was primarily driven by our acquisition of ABC Bank, and was partially offset by increases in interest expense.  Our net interest margin on a taxable equivalent basis, which is net interest income divided by total interest-earning assets, was 3.96% for the year ended 2018, compared to 3.70% for the year ended 2017, an increase of 26 basis points.  The growth in our net interest margin was due to higher loan volumes in 2018, coupled with $2.7 million of discount accretion on loans acquired in our ABC Bank acquisition in 2018 and Talmer branch purchase in late 2016, and higher yielding municipal securities held for the full year 2018.  The increase in interest expense in 2018 compared to 2017 was due primarily to higher rates paid on time deposits, as well as additional short-term funding needs, which increased due to our loan growth and was financed by FHLBC borrowings, which reprice daily.

Our net interest income increased $11.4 million, or 18.0%, from the year ended December 31, 2016, to $74.9 million for the year ended December 31, 2017.  The increase in interest and dividend income in 2017 was partially offset by increases in interest expense.  Our net interest margin on a taxable equivalent basis, which is net interest income divided by total interest-earning assets, was 3.70% for the year ended 2017, compared to 3.31% for the year ended 2016, an increase of 39 basis points.  The growth in our net interest margin was due primarily to higher loan volumes in 2017, coupled with $1.3 million of discount accretion on loans acquired in our Talmer branch purchase in late 2016.  The increase in interest expense in 2017 compared to 2016 was due primarily to higher rates paid on time deposits, as well as a full year of interest expense on senior notes issued in December 2016, which were issued at a higher rate than the subordinated notes we simultaneously retired in December 2016.

Our average earning assets increased $238.2 million, or 11.3%, to $2.35 billion in 2018, from $2.11 billion in 2017. The increase was primarily attributable to our ABC Bank acquisition, organic commercial, lease financing, commercial real estate, and construction loan growth and our purchase of two HELOC portfolios, totaling $41.6 million from a third party.  Our average earning assets increased $181.3 million, or 9.4%, to $2.11 billion in 2017, from $1.93 billion in 2016.  The increase was primarily the result of a $318.8 million increase in average loans and loans held-for-sale, partially offset by a $116.7 million decrease in average total securities.  The increase in average loans in 2017 reflects growth due to our Talmer branch purchase, as well as organic commercial, real estate and lease financing growth.

Our average interest bearing liabilities increased $153.7 million, or 9.9%, from $1.56 billion in 2017 to $1.71 billion in 2018, due primarily to the ABC Bank acquisition in the second quarter of 2018, as well as growth in commercial deposit accounts commensurate with growth in our commercial loan clients, and an increase in short-term borrowings used to fund loan growth.  Our average interest bearing liabilities increased $70.0 million to $1.56 billion in 2017, from $1.49 billion in 2016, due primarily to growth in NOW accounts and an increase in other short-term borrowings.  In addition, an increase in interest expense was attributable to the change in our debt structure in late 2016, with the retirement of $45.5 million of subordinated and senior debt due in 2018, and a simultaneous public offering of $45.0 million of senior notes, which pay at a higher rate.  The $45.0 million in senior notes have a fixed rate at 5.75% for five years, which converts to a floating rate tied to three month LIBOR plus 385 basis points in 2021.

Analysis of Average Balances,
Tax Equivalent Interest and Rates
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018			2017			2016
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
Assets
Interest earning deposits with financial institutions	$17,540	$334	1.90	$12,224	$134	1.08	$33,226	$169	0.50
Securities:
Taxable	268,791	9,577	3.56	347,712	10,202	2.93	635,914	15,865	2.49
Non-taxable (TE)	277,555	10,558	3.80	208,142	9,137	4.39	36,643	1,295	3.53
Total securities	546,346	20,135	3.69	555,854	19,339	3.48	672,557	17,160	2.55
Dividends from FHLBC and FRBC	9,305	469	5.04	8,127	370	4.55	7,944	333	4.19
Loans and loans held-for-sale [1]	1,778,996	88,922	5.00	1,537,742	70,950	4.55	1,218,931	56,263	4.54
Total interest earning assets	2,352,187	109,860	4.67	2,113,947	90,793	4.25	1,932,658	73,925	3.78
Cash and due from banks	34,021	-	-	33,738	-	-	31,689	-	-
Allowance for loan and lease losses	(18,930)	-	-	(16,390)	-	-	(15,955)	-	-
Other noninterest bearing assets	180,528	-	-	187,503	-	-	194,356	-	-
Total assets	$2,547,806			$2,318,798			$2,142,748

Liabilities and Stockholders' Equity
NOW accounts	$436,702	$978	0.22	$425,435	$424	0.10	$389,266	$358	0.09
Money market accounts	307,259	843	0.27	278,826	349	0.13	273,101	274	0.10
Savings accounts	291,611	335	0.11	261,974	177	0.07	256,905	157	0.06
Time deposits	443,520	5,829	1.31	389,771	4,227	1.08	404,285	3,640	0.90
Interest bearing deposits	1,479,092	7,985	0.54	1,356,006	5,177	0.38	1,323,557	4,429	0.33
Securities sold under repurchase agreements	44,122	462	1.05	31,478	17	0.05	34,016	4	0.01
Other short-term borrowings	71,041	1,429	2.01	67,959	741	1.08	26,518	102	0.38
Junior subordinated debentures	57,663	3,716	6.44	57,615	4,002	6.95	57,567	4,334	7.53
Senior notes	44,109	2,688	6.09	44,010	2,689	6.11	2,050	112	5.46
Subordinated debt	-	-	-	-	-	-	42,910	949	2.18
Notes payable and other borrowings	14,696	398	2.71	-	-	-	477	8	1.65
Total interest bearing liabilities	1,710,723	16,678	0.97	1,557,068	12,626	0.81	1,487,095	9,938	0.67
Noninterest bearing deposits	608,762	-	-	547,719	-	-	476,422	-	-
Other liabilities	16,742	-	-	22,131	-	-	12,929	-	-
Stockholders' equity	211,579	-	-	191,880	-	-	166,302	-	-
Total liabilities and stockholders' equity	$2,547,806			$2,318,798			$2,142,748
Net interest income (TE)		$93,182			$78,167			$63,987
Net interest margin (TE)			3.96			3.70			3.31
Interest bearing liabilities to earning assets	72.73%			73.66%			76.95%

1    Interest income from loans is shown tax equivalent basis, which is a non-GAAP financial measure, as discussed in Guide 3 ”Statistical Data Requirements”, Item I, and includes fees of $1.1 million, $2.4 million and $2.5 million for 2018, 2017 and 2016, respectively.  Nonaccrual loans are included in the above stated average balances.

Provision for loan and lease losses

We recorded a provision for loan and lease losses in 2018 of $1.2 million, compared to $1.8 million in 2017 and $750,000 in 2016.  For additional discussion of the loan and lease loss provision and allowance, see the section below “Allowance for Loan and Lease Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition.

Noninterest income

(in thousands)	Noninterest Income for the Twelve Months ending December 31,			Percent Change From
	2018	2017	2016	2018-2017	2017-2016
Trust income	$6,417	$6,203	$5,670	3.4	9.4
Service charges on deposits	7,328	6,720	6,684	9.0	0.5
Residential mortgage banking revenue
Secondary mortgage fees	696	776	1,038	(10.3)	(25.2)
Mortgage servicing rights mark to market loss	(734)	(802)	(919)	8.5	12.7
Mortgage servicing income	1,939	1,778	1,724	9.1	3.1
Net gain on sales of mortgage loans	3,791	4,803	6,343	(21.1)	(24.3)
Total residential mortgage banking revenue	5,692	6,555	8,186	(13.2)	(19.9)
Securities gains (losses), net	360	474	(2,213)	(24.1)	121.4
Increase in cash surrender value of BOLI	984	1,432	1,283	(31.3)	11.6
Death benefit realized on bank-owned life insurance	1,026	-	-	100.0	-
Debit card interchange income	4,420	4,200	4,027	5.2	4.3
Gains (losses) on disposal and transfer of fixed assets	-	10	(1)	(100.0)	N/M
Other income	5,126	4,778	4,938	7.3	(3.2)
Total noninterest income	$31,353	$30,372	$28,574	3.2	6.3

N/M - Not meaningful

Our total noninterest income increased $981,000 to $31.4 million in 2018, compared to $30.4 million in 2017.  We continued to implement our strategy to grow trust income and service charges on deposits, subject to applicable bank regulations.  Trust income increased $214,000 in 2018 from 2017, due primarily to growth in agent fees, IRA management fees, and management emphasis on advisory fee growth.  Average assets under management by our wealth management department totaled $1.18 billion for 2018, reflecting growth of $72.4 million, or 6.5%, from the 2017 average assets under management of $1.11 billion.  Service charges on deposits increased $608,000 in 2018 from 2017 due primarily to growth in commercial demand related account fees, as a result of increases in commercial demand deposit balances commensurate with management’s focus on growing commercial loans.  Residential mortgage banking revenue declined $863,000 in 2018 from 2017, due primarily to a rising interest rate environment and the negative impact of the rate changes to mortgage servicing rights, as well as a reduction of $12.9 million in mortgage loans originated for sale in 2018.  Security gains, net, of $360,000 were recorded in 2018, relating to security sales of $94.7 million, compared to security gains, net, of $474,000 in 2017 related primarily to $232.5 million of securities sales in 2017.  We recorded a death benefit of $1.0 million on bank owned life insurance, or BOLI, in 2018, which was partially offset by a reduction in the increase in cash surrender value of BOLI compared to 2017.  An increase was reflected in debit card interchange income due to a reversal of $250,000 related to an accrual for a debit card rewards program that was discontinued in late 2018.  Finally, other income increased $348,000 in 2018 compared to 2017 due to an increase in ATM transaction fees and miscellaneous recoveries, primarily related to a reversal of property tax accruals taken in prior years on nonperforming loans.

Our total noninterest income increased $1.8 million, to $30.4 million in 2017, compared to $28.6 million in 2016.  Trust income increased $533,000 in 2017 from 2016, due primarily to growth in estate fees and management emphasis on advisory fee growth.  Service charges on deposits increased $36,000 in 2017 from 2016 due primarily to growth in commercial demand related account fees, as a result of increases in commercial demand deposit balances commensurate with management’s focus on growing commercial loans.  Residential mortgage banking revenue declined $1.6 million in 2017 from 2016, due primarily to a rising interest rate environment.  Mortgage originations decreased $47.0 million in 2017 from 2016, and proceeds from mortgage sales declined $45.4 million in 2017 compared to 2016.  However, mortgage servicing rights mark to market loss showed a slight improvement of $117,000 for 2017, compared to 2016.  Securities gains were $474,000 for 2017, compared to net losses on securities of $2.2 million in 2016, primarily due to security sales in 2016 stemming from funding needs related to the Talmer branch acquisition.  The cash surrender value of BOLI increased $149,000 in 2017, compared to 2016, due to the rising interest rate environment.

Noninterest expense

(in thousands)	Noninterest Expense for the Twelve Months ending December 31,			Percent Change From
	2018	2017	2016	2018-2017	2017-2016
Salaries	$34,031	$31,096	$28,823	9.4	7.9
Officers incentive	3,131	2,637	1,988	18.7	32.6
Benefits and other	6,999	6,347	5,423	10.3	17.0
Total salaries and employee benefits	44,161	40,080	36,234	10.2	10.6
Occupancy, furniture and equipment	6,915	5,951	6,063	16.2	(1.8)
Computer and data processing	6,745	4,387	4,349	53.7	0.9
FDIC insurance	653	658	865	(0.8)	(23.9)
General bank insurance	1,040	1,031	1,109	0.9	(7.0)
Amortization of core deposit intangible	387	96	16	N/M	N/M
Advertising expense	1,567	1,505	1,633	4.1	(7.8)
Debit card interchange expense	940	1,329	1,455	(29.3)	(8.7)
Legal fees	835	650	800	28.5	(18.8)
Other real estate owned expense, net	396	2,165	2,743	(81.7)	(21.1)
Other expense	13,489	11,297	11,494	19.4	(1.7)
Total noninterest expense	$77,128	$69,149	$66,761	11.5	3.6

N/M - Not meaningful

Our total noninterest expense increased by $8.0 million, or 11.5%, in 2018 compared to 2017.  The increase was primarily attributable to our acquisition of ABC Bank in the second quarter of 2018, which resulted in aggregate merger and acquisition related costs of $3.5 million in 2018. In addition, growth in our employees and branches from the ABC Bank acquisition has contributed to increased salaries and employee benefits and occupancy, furniture and equipment expense in 2018.  Total salaries and employee benefits increased 10.2% in 2018 compared to 2017, occupancy, furniture and equipment costs increased 16.2% in 2018 compared to 2017, and computer and data processing costs increased 53.7%, due primarily to the data conversion and contract exit costs related to the acquisition.  Our other real estate owned expenses, net, decreased $1.8 million in 2018 compared to 2017, as a result of decreases in maintenance costs due to the reduction in our other real estate owned balances, a decrease in valuation reserves taken in 2018, and an increase in gains on sales of properties held in 2018.  Other expense reflected an increase of $2.2 million in 2018 over 2017 primarily due to ABC Bank acquisition related costs of $582,000, an increase in consulting costs of $300,000 related to third party stress testing, various operational reviews, and  preparation for the implementation of CECL, and a loss incurred related to a mortgage escrow reimbursement payable to a loan customer of $240,000.

Our total noninterest expense increased by $2.4 million, or 3.6%, in 2017 compared to 2016.  Total salaries and employee benefits increased 10.6% in 2017 compared to 2016, primarily as a result of growth in salaries, insurance and other benefits costs, and increased officer incentives due to improved corporate performance.  Other real estate owned expenses, net, decreased $578,000 in 2017 compared to 2016, reflecting the declining balances held in other real estate owned.

Our number of full-time equivalent employees increased by 68 in 2018, stemming primarily from our ABC Bank acquisition.  Management continues to be diligent in controlling the hiring of additional personnel, even as positions become open, as we seek to efficiently utilize our current staff and control expenses.

Income taxes

Our provision for income taxes includes both federal and state income tax expense (benefit).  An analysis of the provision for income taxes for the three years ended December 31, 2018, is detailed in Note 12 of the consolidated financial statements and our income tax accounting policies are described in Note 1 to the consolidated financial statements.

Our income tax expense totaled $9.9 million for the year ended December 31, 2018, compared to an income tax expense of $19.2 million in 2017, and $8.8 million in 2016.  Income tax expense reflected all relevant statutory tax rates and GAAP accounting.  Our effective tax rate was 22.6%, 55.9%, and 36.0% in 2018, 2017, and 2016, respectively. Any changes in tax rates will be recorded in the period enacted.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which resulted in a reduction in the Federal income tax rate from 35% to 21%, thereby decreasing our deferred tax asset by $9.5 million and increasing our income tax expense.  In addition, in

July 2017, the State of Illinois enacted a tax rate change which resulted in us recording a $1.6 million increase to the deferred tax asset and an income tax credit.

On September 2, 2015, the Company and the Bank, as rights agent (the “Rights Agent”), entered into a Second Amendment to Amended and Restated Rights Agreement and Tax Benefits Preservation Plan (the “Amendment”), which amended the Amended and Restated Rights Agreement and Tax Benefits Preservation Plan, dated as of September 12, 2012, between the Company and the Rights Agent (as amended, the “Tax Benefits Plan”).  This amendment was submitted and approved by our stockholders at the Company’s 2016 annual meeting, which extended the final expiration date of the Tax Benefits Plan from September 12, 2015 to September 12, 2018.  The Tax Benefits Plan expired on September 12, 2018 , and our board of directors determined not to extend it.

The determination of whether we will be able to realize our deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, available tax planning strategies, and assessments of the current and future economic and business conditions.  Management considered both positive and negative evidence regarding our ability to ultimately realize the deferred tax assets, which is largely dependent upon the ability to derive benefits based upon future taxable income.  For all periods presented, management determined that the realization of the deferred tax asset was “more likely than not” as required by GAAP.

There have been no significant changes in our ability to utilize the deferred tax assets through December 31, 2018.  We had no valuation reserve on the deferred tax assets as of December 31, 2018.

Financial condition

General

Our total assets were $2.68 billion at December 31, 2018, an increase of $292.6 million, or 12.3%, from December 31, 2017.  Our loans increased by 17.3%, to $1.90 billion for the year ended December 31, 2018, compared to 2017.  While the majority of the increase is due to $227.6 million of loans recorded, net of purchase accounting adjustments, from our acquisition of ABC Bank in April 2018, we also experienced organic loan and lease growth in 2018, and also made purchases of HELOCs totaling $41.6 million in 2018.  Total securities marginally decreased by $191,000, or 0.04%, for the year ended December 31, 2018, as our portfolio mix remained static overall. In 2018, management continued to emphasize the stabilization of our balance sheet and credit quality in all lending decisions.  We also continued to experience a high level of competition for loans in our target markets.  The balance of our other real estate owned remained relatively stable at $7.4 million as of December 31, 2018, compared to $8.4 million as of December 31, 2017.

Our total liabilities were $2.45 billion at December 31, 2018, an increase of $263.8 million, or 12.1%, from December 31, 2017.  Total deposits increased by $193.7 million, or 10.1%, to $2.12 billion for the year ended December 31, 2018, compared to $1.92 billion for the year ended December 31, 2017, due to the acquisition of ABC Bank deposits which totaled $248.5 million, less modest deposit attrition after acquisition.  Management continued to fund new lending with deposit growth, short term borrowings from the Federal Home Loan Bank of Chicago (the “FHLBC”), securities sold under repurchase agreements, long-term FHLBC borrowings acquired with the ABC Bank acquisition which are recorded within notes payable and other borrowings, and modest levels of security sales.

At December 31, 2018, total stockholders’ equity was $229.1 million, compared to $200.4 million at December 31, 2017.

Investments

As shown below, we experienced minimal changes in the composition of our securities portfolio from 2017 to 2018, compared to more significant changes from 2016 to 2017 due to net security sales during 2017.

(in thousands)	Securities Portfolio as of December 31,			Percent Change From
	2018	2017	2016	2018-2017	2017-2016
Securities available-for-sale, at fair value
U.S. Treasury	$3,923	$3,947	$-	(0.6)	N/M
U.S. government agencies	10,951	13,061	-	(16.2)	N/M
U.S. government agency mortgage-backed	14,075	12,214	41,534	15.2	(70.6)
States and political subdivisions	274,067	278,092	68,703	(1.4)	304.8
Corporate bonds	-	833	10,630	(100.0)	(92.2)
Collateralized mortgage obligations	64,429	65,939	170,927	(2.3)	(61.4)
Asset-backed securities	109,514	112,932	138,407	(3.0)	(18.4)
Collateralized loan obligations	64,289	54,421	101,637	18.1	(46.5)
Total securities available-for-sale	$541,248	$541,439	$531,838	(0.0)	1.8

N/M - Not meaningful

Our investment portfolio serves as both an important source of liquidity and as a source of income for the Company.  Accordingly, the size and composition of the portfolio reflects our liquidity needs, loan demand and interest income objectives.

We will adjust the size and composition of the portfolio from time to time.  While a significant portion of the portfolio consists of readily marketable securities to address liquidity, other parts of the portfolio may reflect funds invested pending future loan demand or to maximize interest income without undue interest rate risk.

Our total securities as of December 31, 2018, reflected a net decrease of $191,000, or 0.04%, since December 31, 2017.  Portfolio activity in 2018 was minimal, with the most notable change being the reduction of collateralized loan obligations (“CLOs”) due to call options exercised by select issuers. The stability of the portfolio composition in 2018 reflected the tight credit spreads that persisted through much of 2018, with an associated lack of relative value among investment sectors. We recorded net securities gains of $360,000 in 2018 related to sales and calls during the year.

In 2017, market conditions made mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued by federal agencies less attractive, while issuances of states and political subdivisions became more attractive.  Select collateralized mortgage obligations, mortgage-backed securities, corporate bonds and asset-backed securities were liquidated to allow for portfolio repositioning in favor of high quality state and municipal securities.  Purchases totaling $270.2 million were executed in this security type during 2017 due to favorable pricing in the rising interest rate environment.  These portfolio increases were more than offset by reductions in holdings of asset-backed securities and collateralized mortgage obligations; these reductions were comprised of sales of $146.9 million and paydowns of $13.0 million. We recorded net securities gains of $474,000 in 2017 related to sales and calls during the year.

We had no securities held-to-maturity in 2018 or 2017.  In the second quarter of 2016, we transferred our portfolio to available-for-sale to allow for portfolio restructuring and to fund loan growth.  Due to the transfer to available-for-sale in 2016, we were precluded from holding any securities as held-to-maturity for a two year period after the date of transfer; that two year limitation expired in the second quarter of 2018.

Loans

(in thousands)	Major Classification of Loans as of December 31,			Percent Change From
	2018	2017	2016	2018-2017	2017-2016
Commercial	$314,323	$272,851	$228,113	15.2	19.6
Leases	78,806	68,325	55,451	15.3	23.2
Real estate - commercial	820,941	750,991	736,247	9.3	2.0
Real estate - construction	108,390	85,162	64,720	27.3	31.6
Real estate - residential	407,068	313,397	276,226	29.9	13.5
HELOC	140,442	112,833	101,625	24.5	11.0
Other(1)	14,439	13,383	15,210	7.9	(12.0)
Total loans, excluding deferred loan costs and PCI loans	1,884,409	1,616,942	1,477,592	16.5	9.4
Net deferred loan costs	1,653	680	1,217	143.1	(44.1)
Total loans, excluding PCI loans	1,886,062	1,617,622	1,478,809	16.6	9.4
PCI loans, net of purchase accounting adjustments	10,965	-	-	N/M	N/M
Total loans	$1,897,027	$1,617,622	$1,478,809	17.3	9.4

N/M – Not meaningful

1    The “Other” class includes consumer loans and overdrafts.

Our total loans were $1.90 billion as of December 31, 2018, an increase of $279.4 million from $1.62 billion as of December 31, 2017.  Our loan growth in 2018 was driven by our ABC Bank acquisition of $227.6 million of loans, net of purchase accounting adjustments, as well as organic loan and lease financing growth and two HELOC purchases from a third party of $41.6 million in 2018.  In 2018, we continued our focus on identifying commercial and industrial loan prospects that conform to our loan policies, and we increased commercial loans by $41.5 million in 2018 compared to 2017.  Our loan growth in 2017 compared to 2016 was driven by our continued efforts to build business origination pipelines, as well as select portfolio purchases, including one HELOC purchase totaling $16.7 million.  We also purchased $17.1 million in leases from a third party originator in 2017, and organic loan growth increased commercial loans by $44.7 million in 2017 compared to 2016.  We strive to serve customers in and around our geographic locations and continue to seek opportunities in our primary lending markets; however, our markets remain very competitive for new loan business.

We worked diligently to build loan origination pipelines during 2016, 2017 and 2018, as evidenced by our loan growth of 17.3% in 2018, 9.4% in 2017 and 30.4% in 2016.  Management continued to emphasize loan portfolio quality in 2018 and 2017, which was evidenced by the improved nonperforming loan metrics discussed in the “Asset Quality” section below.  As a result, net recoveries of $317,000 were recorded in 2018 and $497,000 of net loan charge-offs were recorded in 2017, compared to $815,000 of net loan charge-offs recorded in 2016.

The quality of our loan portfolio is in large part a reflection of the economic health of the communities in which we operate.  Our local economies have displayed improved economic conditions in the past few years, as reflected in our loan growth and declines in classified assets, as discussed in the “Asset Quality” section below.  Real estate lending categories comprised the largest group in the portfolio for all years presented.  In addition, our lending exposure is diversified across our commercial, leasing, real estate-commercial, real estate-residential and real estate-construction loan portfolios, with loan portfolio classifications increasing in 2018 compared to 2017 and 2016.  We remain committed to overseeing and managing our loan portfolio to avoid unnecessarily high credit concentrations in accordance with the general interagency guidance on risk management.  Consistent with those commitments, management monitors its asset diversification and anticipates that the percentage of real estate lending in relation to the overall portfolio will decrease in the future.

Our ALLL was $19.0 million at year-end 2018, compared to $17.5 million at year-end 2017 and $16.2 million at year-end 2016.  One measure of the adequacy of the ALLL is the ratio of the allowance to total loans.  The ALLL as a percentage of total loans was 1.0% as of December 31, 2018, and 1.1% as of both December 31, 2017, and December 31, 2016.  In management’s judgment, an adequate allowance for estimated losses has been established; however, there can be no assurance that losses will not exceed the estimated amounts in the future.  Excluding the balances of the loans acquired from our ABC Bank acquisition and Talmer branch purchase, the ratio of ALLL to total loans as of year-end 2018 was 1.09%.  The loans acquired in the ABC Bank acquisition and Talmer branch purchase are carried at contractual loan values less a fair market value adjustment as of the date of each acquisition.  As of December 31, 2018, this acquisition adjustment totaled $1.9 million for non-PCI loans.

Management remains cautious about the continued recovery in our local community and in the overall economic environment.  Furthermore, the sustained difficulties in the commercial and investor real estate sector, while showing signs of improvement, could continue to adversely affect collateral values.  These events may adversely affect cash flows generally for both commercial and individual borrowers.  While we believe portfolio stability has taken hold, we could experience undesirable levels of problem assets, delinquencies, and losses on loans in future periods if an economic recession or politically triggered economic instability develops.

Asset Quality

Nonperforming loans consist of nonaccrual loans, performing restructured accruing loans and loans 90 days or more past due but still accruing.  Management believes recovery in the overall commercial real estate segment is evident but could be stifled by macroeconomic events.  Negative changes in the economy could increase our nonperforming loans.  Total nonperforming loans were $16.3 million at December 31, 2018, a modest increase from $15.6 million at December 31, 2017.  As noted above, we do not consider our PCI loans to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection, because we recognize interest income on these loans through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows.  As a result, management has excluded PCI loans from our presentation of nonperforming assets.  Other positive trends included continued stability within nonaccrual loan and past due loan levels in 2018 compared to 2017.  Nonaccrual loans, excluding PCI loans, totaled $13.7 million at December 31, 2018, a decrease of $647,000 from year end 2017. Nonaccrual loans totaled $14.4 million at December 31, 2017, a decrease of $895,000 from year end 2016.  Total past due loans, including accruing and nonaccrual loans, totaled $18.3 million at year end 2018, a $2.9 million increase from year end 2017; the rate of past dues to total loans remained relatively static at 0.97% at year-end 2018 compared to 0.96% at year-end 2017, and declined from 1.11% at year-end 2016.  Refer to Note 5, “Loans”, in our consolidated financial statements, below, for further detail of past due loans by classification for 2018 and 2017.

We had net recoveries of $317,000 in 2018, compared to net charge-offs of $497,000 in 2017 and net charge-offs of $815,000 in 2016.  For additional information, see Part I, Guide 3 Statistical Data Requirements, IV.  Summary for Loan Loss Experience, above.

The following table shows classified assets by segment for the following periods.

(in thousands)	Classified assets as of December 31,			Percent Change From
	2018	2017	2016	2018-2017	2017-2016
Commercial	$137	$-	$2,527	N/M	(100.0)
Leases	-	825	1,109	(100.0)	(25.6)
Real estate - commercial, nonfarm	22,661	7,262	9,946	212.0	(27.0)
Real estate - commercial, farm	1,222	2,486	1,782	(50.8)	39.5
Real estate - construction	2,610	376	458	594.1	(17.9)
Real estate - residential:
Investor	1,216	448	1,096	171.4	(59.1)
Multi-family	979	4,723	-	(79.3)	N/M
Owner occupied	4,524	5,266	7,225	(14.1)	(27.1)
HELOC	1,889	1,899	2,340	(0.5)	(18.8)
Other(1)	31	20	1	55.0	N/M
Total classified loans, excluding PCI loans	35,269	23,305	26,484	51.3	(12.0)
PCI loans, net of purchase accounting adjustments	10,965	-	-	N/M	N/M
Total classified loans, including PCI loans	46,234	23,305	26,484	98.4	(12.0)
Other real estate owned	7,175	8,371	11,916	(14.3)	(29.7)
Total classified assets	$53,409	$31,676	$38,400	68.6	(17.5)

N/M - Not meaningful

1    The “Other” class includes consumer loans and overdrafts.

Classified loans, excluding PCI loans, include nonaccrual, performing troubled debt restructurings and all other loans considered substandard.  Classified assets include both classified loans and OREO.  Both total classified loans and total classified assets increased in 2018 compared to 2017, but declined in 2017 from 2016.  Classified loans, excluding PCI loans, increased primarily due to credit downgrades in our commercial and real estate – commercial, nonfarm portfolios, while classified assets, which includes classified loans and OREO, was favorably impacted by the decrease of our OREO portfolio, which declined $1.2 million in 2018 from 2017, and $3.5 million in 2017 from 2016.  Management monitors a ratio of classified assets to the sum of Bank Tier 1 capital and the allowance for loan and lease losses, which is referred to as the “classified assets ratio.”  Our classified assets ratio increased modestly to 13.49% at December 31, 2018, from 11.87% at December 31, 2017, but reflected a decline compared to the classified assets ratio of 16.18% at December 31, 2016.

Allowance for Loan and Lease Losses

Our ALLL methodology is designed to produce reasonable estimates of loan and lease losses as of the financial statement date(s) and incorporates management’s judgments about the credit quality of the loan portfolio through a disciplined and consistently applied methodology.  The methodology follows GAAP including, but not limited to, guidance included in Accounting Standards Codification (“ASC”) 310 and ASC 450.  Analysis is prepared in accordance with guidelines established by the SEC, the Federal Financial Institutions Examination Council, the American Institute of Certified Public Accountants Audit and Accounting Guide for Depository and Lending Institutions, and banking industry practices.  The total ALLL was $19.0 million as of December 31, 2018.

In accordance with accounting guidance for business combinations, there was no allowance for loan or lease losses brought forward on any acquired loans in our acquisition of ABC Bank or our Talmer branch purchase. For non-PCI loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.  The aggregate non-PCI loans related to our acquisition of ABC Bank and the Talmer branch purchase totaled $275.7 million as of December 31, 2018, net of purchase accounting adjustments, which included $1.4 million of credit discounts.  In management’s judgment, an adequate allowance for estimated losses has been established for inherent losses at December 31, 2018, and general changes in lending policy, procedures and staffing, as well as other external factors.  However, there can be no assurance that actual losses will not exceed the estimated amounts in the future, based on unforeseen economic events, changes in business climates and the condition of collateral at the time of default and repossession.

We recorded $11.4 million of PCI loans in our acquisition of ABC Bank, which totaled $11.0 million, net of purchase accounting adjustments, including $6.0 million of credit discounts, as of December 31, 2018.  We will perform re-estimations of cash flows on our PCI loan portfolio on a quarterly basis.  Any decline in expected cash flows as a result of these re-estimations, due in any part to a change in credit, is deemed credit impairment, and is recorded as provision for loan and lease losses during the period.  Any decline in expected cash flows due only to changes in expected timing of cash flows is recognized prospectively as a decrease in yield on the loan and any improvement in expected cash flows, once any previously recorded impairment is recaptured, is recognized prospectively as an adjustment to the yield on the loan.

Our ALLL consists of three components: (i) specific allocations established for losses resulting from an analysis developed through reviews of individual impaired loans for which the recorded investment in the loan exceeds the measured value of the loan; (ii) reserves based on historical loss experience for each loan category; and (iii) reserves based on general current economic conditions as well as specific economic and other factors believed to be relevant to our loan portfolio.  The components of the ALLL represent an estimation performed pursuant to ASC Topic 450, “Contingencies”, and ASC Topic 310, “Receivables” including “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”  See Note 1 of the consolidated financial statements,  “Summary of Significant Accounting Policies” for further detail.

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

Management conducts an annual review of all Home Equity Lines of Credit (“HELOC”) by looking at credit scores.  When we are notified of a foreclosure on a first mortgage, the HELOC loan is moved to nonaccrual and a decision is made if the loan is collectible.  Loan balances are actively charged-off in the absence of sufficient equity unless the borrower reaffirms or notifies us of an intention to reaffirm.

The analysis of these factors involves a high degree of judgment by management.  Because of the imprecision surrounding these factors, we estimate a range of inherent losses and maintain a general allowance that is not allocated to a specific category.  As of December 31, 2018, the unallocated allowance decreased to $537,000, from the unallocated balance of $542,000 as of December 31, 2017.  Changes in the ALLL are detailed in Note 6 in the consolidated financial statements of this annual report.

Our ALLL methodology is periodically reviewed by our independent accountants and banking regulators, and select methodology changes were made in 2016, 2017 and 2018.

In 2016, we significantly refined our ALLL methodology to further stratify the loan portfolio and apply unique factors to each segment.  The changes implemented in 2016 segregate the total loan portfolio into further detail, moving from seven loan classifications to nine when applying management risk factors, and from four loan classifications to nine when applying historical loss rates.  We also enhanced our process of applying management risk factors for changes in loans portfolio trends, such as factors for changes in the trend or volume of past due and classified loans, changes in the nature and volume of the portfolio and concentrations, changes in lending policy, procedures, management and staffing, and other external factors.  These factors were historically analyzed in the aggregate to arrive at one risk factor per loan classification; under the revised methodology, we assign each of these components its own risk factor, as well as encompass an additional risk rating for loans rated as pass/watch.

We continued to refine our ALLL methodology in 2017, with implementation of additional management factor classifications for new loan types offered, such as our purchase of HELOCs and our expanded business development company loan portfolio, as these offerings had not been outstanding long enough to be sufficiently seasoned and may pose more risk.  In addition, we revised the risk weightings for the historical loss factors to reflect a five basis point increase to the loss factor applied in the earliest quarter, and a reduction of five basis points in the most recent quarter, as management believed the lower charge-off levels experienced in the more recent quarters will likely not continue long-term.

We refined our ALLL methodology again in 2018, as we determined that a minimum threshold of two basis points should be used for those quarters within the historical losses calculation with minimal or no losses incurred, to ensure some loss expectation was being applied.  In addition, a base line for reserves was set for economic conditions (.25%), past due and classified loans (.05%), loan portfolio/ concentrations (.05%), general (.05%) and external factors (.05%).  These factors are evaluated quarterly by the Bank’s ALLL Committee and the ASC 450 percentages are adjusted according to the overall bias in the individual factors (up, down or neutral). In the first quarter of 2018, these baseline levels were modified to establish floors and ceilings for each management factor ranging from five to 50 basis points, depending on the factor.   The establishment of these floors and ceilings for management factors will allow management to evaluate changes to factors within prescribed guidelines and to remain consistent with factor determination in a stressed scenario, as a ceiling could be applied.

Our coverage ratio of ALLL to nonperforming loans, excluding PCI loans, was 116.3% as of December 31, 2018, which reflects an increase from 111.8% as of December 31, 2017.  A modest increase of $717,000, or 4.6%, in nonperforming loans in 2018 was more than offset by the increase in the ALLL, which drove the overall coverage ratio change.  Following established methodology, management updated the estimated specific allocations each quarter after receiving more recent appraisal valuations or information on cash flow trends related to the impaired credits.  Allocations for general risk and management risk factors as of December 31, 2018, increased by $1.4 million from December 31, 2017 while the overall loan balances subject to the allowance increased by approximately $268.4 million at December 31, 2018.  Management determined the estimated amount to include in the ALLL based on a number of factors, including an evaluation of credit market circumstances, loan growth or contraction, the quality and composition of the loan portfolio and loan loss experience.

Management reviews the estimate of the management risk factors including higher risk loan pools rated as special mention and problem loans, and adjusts the population and the related loss factors taking into account adverse market trends including collateral valuation as well as its assessments of the credits in that pool.  Changes are identified in our comprehensive loan review process and made in the related risk factors when needed with a formal affirmation at each quarter end.  Those assessments capture management’s estimate of the potential for adverse migration to an impaired status as well as its estimation of what potential valuation impact would result from that migration.  Management has also observed that many stresses in those credits were generally attributable to cyclical economic events that continued to show signs of stabilization in 2018.

The above changes in estimates were made by management to be consistent with observable trends on asset quality within loan portfolio segments (as discussed in the “Asset Quality” section above) and in conjunction with market conditions and credit review administration activities.  Several environmental factors are also evaluated monthly, when appropriate, with formal affirmation each quarter end and are included in the assessment of the adequacy of the ALLL.  Further, we observed significant improvement  in net charge-offs from year-end 2016 through 2018.  Net charge-offs of $815,000 in 2016 declined by 39.0% to $497,000 in 2017.  Net recoveries of $317,000 were recorded in 2018.  Nonperforming loans of $16.0 million at year-end 2016 decreased 2.4% to $15.6 million at December 31, 2017, and increased modestly to $16.3 million as of December 31, 2018.  Based on these assessments, management determined that a provision for loan and lease losses of $1.2 million, $1.8 million and $750,000 was required for 2018, 2017 and 2016, respectively.  When measured as a percentage of average loans outstanding, the total ALLL decreased from 1.3% of total loans as of December 31, 2016, to 1.1% of total loans at both December 31, 2017 and December 31, 2018.  In management’s judgment, an adequate allowance for estimated losses has been established for potential incurred losses at December 31, 2018; however, there can be no assurance that actual losses will not exceed the estimated amounts in the future.

Other Real Estate Owned

Other real estate owned (“OREO”) decreased to $7.2 million as of December 31, 2018, compared to $8.4 million as of December 31, 2017, reflecting a $1.2 million decline.  Of the 28 properties we held as of year-end 2018, the largest net book value property was comprised of two adjoining vacant commercial parcels carried at $1.9 million.  Reductions in our OREO balance during 2018 include the sale of 20 properties resulting in proceeds of $4.8 million.  Net gains on the sale of 20 OREO properties during 2018 totaled $792,000, compared to net gains of $474,000 recorded in 2017, and $374,000 in 2016.  The trend of year over year reductions in valuation adjustments continued but at decreasing levels in 2016 through 2018.

(in thousands)	OREO Properties by Type as of December 31,			Percent Change From
	2018	2017	2016	2018-2017	2017-2016
Single family residence	$1,137	$900	$225	26.3	300.0
Lots (single family and commercial)	4,310	5,329	7,322	(19.1)	(27.2)
Vacant land	470	479	636	(1.9)	(24.7)
Multi-family	-	-	264	-	(100.0)
Commercial property	1,258	1,663	3,469	(24.4)	(52.1)
Total OREO properties	$7,175	$8,371	$11,916	(14.3)	(29.7)

Other real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis. The OREO valuation reserve for the year ended 2018 was $8.0 million, which was 53.5% of gross OREO at year-end 2018.  This compares to $8.2 million, or 49.5%, of gross OREO at year-end 2017.

Deposits & Borrowings

We grew total deposits by $193.7 million, or 10.1%, to a total of $2.12 billion at year end 2018 compared to year end 2017.  Growth in total deposits stemmed primarily from our ABC Bank acquisition, in which we assumed $248.5 million of additional deposits, net of purchase accounting adjustments.  We had $16.5 million in brokered certificates of deposit as of December 31, 2018, compared to $18.8 million in brokered certificates of deposit as of December 31, 2017.  Deposits held by senior officers and directors, including their related interests, totaled $1.6 million and $2.6 million as of December 31, 2018 and 2017.

Other liquidity sources were utilized for our funding needs in 2018, such as other short-term borrowings with the FHLBC.  Our borrowings at the FHLBC require the Bank to be a member and invest in the stock of the FHLBC, and total borrowings are generally limited to the lower of 35% of total assets or 60% of the book value of certain mortgage loans.  We primarily use these borrowings as a source of short-term funding, and borrowing levels with the FHLBC increased by $30.5 million in 2018 compared to 2017, to end at $145.5 million outstanding as of December 31, 2018.  We also recorded long-term FHLBC borrowings stemming from the ABC Bank acquisition of $23.4 million, net of purchase accounting adjustments.  These borrowings were issued at favorable rates compared to the current overnight borrowing rate, and mature over the next eight years.  The balance of these borrowings in long-term status totaled $15.4 million as of December 31, 2018.

In December 2016, we completed the retirement of $45.0 million of subordinated debt with the proceeds of a $45.0 million senior notes issuance and cash on hand.  The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  As of December 31, 2018, the company had $44.2 million of senior debt outstanding, net of deferred issuance costs.  At December 31, 2018, the Company was in compliance with all of the financial covenants contained within the senior debt agreement.

Capital

As of December 31, 2018, we had total stockholders’ equity of $229.1 million, an increase of $28.7 million, or 14.3%, from $200.4 million as of December 31, 2017.  This increase was largely attributable to net income of $34.0 million in 2018, offset by a less favorable fair value adjustment on securities available for sale, within accumulated other comprehensive loss.  At December 31, 2018, accumulated other comprehensive loss, net of deferred taxes, was $4.1 million, compared to $1.5 million accumulated other comprehensive income, net of tax, as of year end 2017.  Equity in 2018 was reduced for the payment of dividends to common stockholders, which totaled $1.2 million for the year.  Our total stockholders’ equity increased in 2017, ending at $200.4 million, as compared to $175.2 million at year end 2016, due primarily to net income of $15.1 million in 2017.

The Company completed the sale of $32.6 million of cumulative trust preferred securities by its subsidiary, Old Second Capital Trust I in July 2003.  These trust preferred securities remain outstanding for a 30-year term, but subject to regulatory approval, they can be called in whole or in part at the Company’s discretion after an initial five-year period, which has since passed.  The Company does not currently intend to seek regulatory approval to call these securities in the near term.  Dividends are payable quarterly at an annual rate of 7.80% and are included in interest expense in the consolidated financial statements even if dividends are deferred.

The Company issued an additional $25.8 million of cumulative trust preferred securities through a private placement completed by a second unconsolidated subsidiary, Old Second Capital Trust II, in April 2007.  These trust preferred securities also mature in 30 years, but subject to regulatory approval, can also now be called in whole or in part.  The quarterly cash distributions on the securities were fixed at 6.77% through June 15, 2017, and converted to a floating rate at 150 basis points over the three-month LIBOR rate thereafter.  The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2015, and was designated as a cash flow hedge of certain junior subordinated debentures and continues to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  We expect the hedge to remain fully effective during the remaining term of the swap.  The Company will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  Management concluded that it would be advantageous to enter into this transaction given that our trust preferred securities issued in 2007 changed from a fixed to floating rate on June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

We are currently paying interest on all trust preferred securities as that interest comes due.  As of December 31, 2018, and December 31, 2017, total trust preferred proceeds of $56.6 million qualified as Tier 1 regulatory capital at the bank holding company level.

In January 2009, the Company issued and sold (i) 73,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Stock”) and (ii) a warrant to purchase 815,339 shares of its common stock at an exercise price of $13.43 per share to the U.S. Treasury.  The total liquidation value of the Series B Stock and the warrant was $73.0 million at issuance.  All of the Series B Stock held by the U.S. Treasury was sold to third parties, including certain of the Company’s directors, in public auctions that were completed in the first quarter of 2013.  The warrant was also sold at a subsequent auction to a third party.  During 2015, the Company redeemed $15.8 million of Series B Stock in the first quarter of 2015, and redeemed the remaining shares in the third quarter of 2015.  As of December 31, 2015, the Series B Stock was fully redeemed.  The warrant had a carrying value of $4.8 million, expired in January

2019, and is included within additional paid-in capital as of December 31, 2018 and 2017.  On January 16, 2019, the warrant was exercised; see further disclosures in Note 1, Subsequent Events, in our consolidated financial statements.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (“CET1”) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage ratio. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments and changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The Basel III final rules are now fully phased in as of January 1, 2019. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of CET1, but the buffer applies to all three measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.  Throughout 2018, the required capital conservation buffer was 1.875%.

The following table shows the regulatory capital ratios and the current well capitalized regulatory requirements for the Company and the Bank at the dates indicated:

		December 31,	December 31,
	Well-Capitalized[1]	2018	2017
The Company
Common equity tier 1 capital ratio	N/A	9.29%	9.25%
Total risk-based capital ratio	N/A	12.63%	12.93%
Tier 1 risk-based capital ratio	N/A	11.78%	12.03%
Tier 1 leverage ratio	N/A	10.08%	10.08%

The Bank
Common equity tier 1 capital ratio	6.50%	13.29%	12.88%
Total risk-based capital ratio	10.00%	14.14%	13.78%
Tier 1 risk-based capital ratio	8.00%	13.29%	12.88%
Tier 1 leverage ratio	5.00%	11.36%	10.79%

(1) Prompt corrective action provisions are only applicable at the Bank level.

The Company, on a consolidated basis, exceeded the minimum capital ratios to be deemed “well capitalized” at December 31, 2018, pursuant to the capital requirements in effect at that time.  All ratios conform to the regulatory calculation requirements in effect as of the date noted.  In addition to the above regulatory ratios, the Company’s non-GAAP tangible common equity to tangible assets ratio, which management considers a valuable performance measurement for capital analysis, decreased from 8.07% at December 31, 2017 to 7.83% at December 31, 2018.

The following table provides a reconciliation of GAAP tangible common equity to tangible assets ratio to the non-GAAP ratio for the periods indicated.

	December 31, 2018		December 31, 2017
(in thousands)	GAAP	Non-GAAP	GAAP	Non-GAAP
Tangible common equity
Total Equity	$229,081	$229,081	$200,350	$200,350
Less: Goodwill and intangible assets	21,814	21,172	8,922	8,813
Tangible common equity	$207,267	$207,909	$191,428	$191,537
Tangible assets
Total assets	$2,676,003	$2,676,003	$2,383,429	$2,383,429
Less: Goodwill and intangible assets	21,814	21,172	8,922	8,813
Tangible assets	$2,654,189	$2,654,831	$2,374,507	$2,374,616

Common equity to total assets	8.56%	8.56%	8.41%	8.41%
Tangible common equity to tangible assets	7.81%	7.83%	8.06%	8.07%

The non-GAAP intangible asset exclusion reflects the 80% core deposit limitation per Basel III guidelines within risk based capital calculations, and is useful for the Company when reviewing risk based capital ratios and equity performance metrics.

The Company repurchased 35,508 shares for $506,000 and issued 77,717 shares for RSU vesting for $858,000 in 2018, resulting in a decrease in treasury stock to 4,956,439 shares and $96.1 million as of December 31, 2018.  The Company repurchased 20,630 shares for $236,000 in 2017, resulting in an increase in treasury stock to 4,998,648 shares and $96.5 million as of December 31, 2017.  Treasury stock repurchased decreases stockholders’ equity, but also increases earnings per share by reducing the number of shares outstanding.  There were 4,500 stock options exercised in 2018; no nonqualified stock options were exercised in 2017.

Liquidity

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customer’s credit needs, and to meet maturing obligations and existing commitments.  Our liquidity principally depends on cash flows from net operating activities, including pledging requirements, investment in, and both maturity and repayment of assets, changes in balances of deposits and borrowings, and our ability to borrow funds.  In addition, the Company’s liquidity depends on the Bank’s ability to pay dividends, which is subject to certain regulatory requirements.  See “Supervision and Regulation” in Item 1. “Business”.  We continually monitor our cash position and borrowing capacity as well as perform monthly stress tests of contingency funding as part of our liquidity management process.  Stress testing of liquidity for contingency funding purposes includes tests that outline scenarios for specifically identified liquidity risk events, which are then aggregated into a Bank-wide assessment of liquidity risk stress levels.  The outcomes of these tests are reviewed by management monthly and our Board of Directors quarterly.  Cash and cash equivalents at the end of 2018 totaled $55.2 million, compared to $55.8 million as of December 31, 2017, and $47.3 million as of December 31, 2016.

Net cash inflows from operating activities were $54.9 million during 2018, compared with inflows of $37.1 million in 2017 and inflows of $27.3 million in 2016.  Proceeds from sales of loans held-for-sale, net of funds used to originate loans held-for-sale, was a significant source of inflows for 2018 at $3.7 million.  Interest received, net of interest paid, combined with changes in other assets and liabilities were a source of inflows.  Management of investing and financing activities, as well as market conditions, determines the level and the stability of net interest cash flows.  Management’s policy is to mitigate the impact of changes in market interest rates to the extent possible as part of our balance sheet management process.

Net cash outflows from investing activities were $25.8 million in 2018, compared to net cash outflows of $132.5 million in 2017 and net cash outflows of $123.1 million in 2016.  Loan growth in 2018 resulted in $52.7 million of net outflows, compared to $141.7 million of net outflows in 2017 and net outflows of $125.5 million in 2016.  The GCFC and ABC Bank acquisition in April 2018 resulted in net cash outflows of $35.7 million in 2018, while the Talmer branch acquisition in 2016 was a significant source of outflows for the Company in 2016, resulting in $181.4 million of cash paid for the net assets acquired.  In 2018, securities transactions accounted for net inflows of $58.5 million, and proceeds from the sales of OREO assets accounted for inflows of $4.8 million.  In 2017, securities transactions accounted for net inflows of $4.1 million, whereas proceeds from the sale of OREO assets accounted for inflows of $6.1 million.

Net cash outflows from financing activities in 2018 were $29.7 million compared with net cash inflows of $103.9 million in 2017, while 2016 had net cash inflows of $102.8 million.  Significant cash outflows from financing activities in 2018 included decreases of $54.7 million in deposits, excluding deposits acquired with the ABC Bank acquisition, and inflows of $23.6 million in other short-term borrowings from the FHLBC. Significant cash inflows from financing activities in 2017 included increases of $56.1 million in deposits and $45.0 million in other short-term borrowings.  In 2016, net increases in cash inflows from financing activities included deposit growth of $58.8 million and growth in short-term borrowings from the FHLBC of $55.0 million.

Contractual Obligations

We have various financial obligations that may require future cash payments.  The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date:

(in thousands)	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$1,659,498	$-	$-	$-	$1,659,498
Certificates of deposit	276,349	162,893	17,933	-	457,175
Securities sold under repurchase agreements	46,632	-	-	-	46,632
Other short-term borrowings	149,500	-	-	-	149,500
Junior subordinated debentures	-	-	-	57,686	57,686
Senior notes	-	-	-	44,158	44,158
Notes payable and other borrowings	-	-	-	15,379	15,379
Purchase obligations	2,817	920	-	-	3,737
Automatic teller machine leases	37	15	10	5	67
Operating leases	497	945	694	1,055	3,191
Nonqualified voluntary deferred compensation plan	64	45	45	2,058	2,212
Total	$2,135,394	$164,818	$18,682	$120,341	$2,439,235

Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.  We routinely enter into contracts for services.  These contracts may require payment for services to be provided in the future and may also contain penalty clauses for early termination.  In this disclosure, we have made an effort to estimate such payments, where applicable.  Additionally, where necessary, all data reflects reasonable management estimates as to certain purchase obligations as of December 31, 2018.  Management has used the information available to make the estimations necessary to value the related purchase obligations.

Commitments, Contingent Liabilities, and Off-balance sheet arrangements

Derivative contracts, which include contracts under which we either receive cash from, or pay cash to, counterparties reflecting changes in interest rates are carried at fair value on our Consolidated Balance Sheet as disclosed in Note 20 of the Notes to the Consolidated Financial Statements provided in Part II, Item 8, “Financial Statements and Supplementary Data”.  Because the fair value of derivative contracts changes daily as market interest rates change, the derivative assets and liabilities recorded on the balance sheet at December 31, 2018, do not necessarily represent the amounts that may ultimately be paid.  As a result, these assets and liabilities are not included in the table of contractual obligations presented above.

Assets under management and assets under custody are held in fiduciary or custodial capacity for clients.  In accordance with GAAP, these assets are not included on our Company’s balance sheet.

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

The following table details the amounts and expected maturities of significant commitments to extend credit as of December 31, 2018:

	Within	One to	Three to	Over
	One Year	Three Years	Five Years	Five Years	Total

Commercial secured by real estate	$19,663	$45,263	$6,733	$4,326	$75,985
Revolving open end residential	9,282	9,438	12,543	87,795	119,058
Other unused loan commitments, including commercial and industrial	144,723	45,121	1,951	250	192,045
Financial standby letters of credit (borrowers)	7,420	65	-	-	7,485
Performance standby letters of credit (borrowers)	6,884	29	-	-	6,913
Commercial letters of credit (borrowers)	397	-	-	-	397
Performance standby letters of credit (others)	67	-	-	-	67
Total	$188,436	$99,916	$21,227	$92,371	$401,950

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As part of our normal operations, we are subject to interest-rate risk on the assets we invest in (primarily loans and securities) and the liabilities we fund with (primarily customer deposits and borrowed funds).  Fluctuations in interest rates may result in changes in the fair market values of our financial instruments, cash flows, and net interest income.  Like most financial institutions, we are also exposed to risk related to changes in both short-term and long-term interest rates.

In December 2018, the Federal Reserve again raised short-term interest rates by 0.25%.  There is a general market expectation that the Federal Reserve will hold short-term interest rates the same during 2019.  Generally, Federal Reserve actions have not had a significant impact on long-term rates, although Federal Reserve officials began ending the reinvestment of their securities portfolio cash flow in October 2017 which could result in increases in long-term rates if the federal budget deficit continues to increase.   We seek to manage interest rate risk within guidelines established by policy, which is intended to limit our amount of rate exposure.

We manage various market risks in our normal course of operations, including credit, liquidity risk, and interest-rate risk.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.  In addition, since we do not hold a trading portfolio, we are not exposed to significant market risk from trading activities.  Our interest rate risk exposures at December 31, 2018, and December 31, 2017, are outlined in the table below.

Our net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction.  Our asset and liability committee seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions, which includes interest rate swap derivatives as discussed in Note 20 of our consolidated financial statements included in this annual report.  Interest rate risk is monitored and managed within our approved policy limits.

We utilize simulation analysis to quantify the impact of various rate scenarios on our net interest income.  Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by us are incorporated into our simulation model.  We calculate earnings at risk by comparing the net interest income of a stable interest rate environment to the net interest income of a different interest rate environment in order to determine the percentage change.  As of December 31, 2017, we had a modest amount of earnings gains (in both dollars and percentage) should interest rates rise, and limited earnings reductions should interest rates fall.  The changes in income across the various interest rate scenarios as of December 2018 were similar compared to those of December 2017, with the exception of the -2.00% scenario which showed a notable increase in falling rate exposure.  This change was largely due to our implementation of more advanced software to measure the impact of interest rate changes on earnings.  We believe this software more accurately assesses the impacts of rate changes on instruments such as callable bonds of state and political subdivisions that comprise a significant proportion of our investment portfolio.  The general balance sheet composition, both assets and liabilities, did not change appreciably during 2018, which resulted in little change to our interest rate risk profile.  Overall, management considers the current level of interest rate risk to be moderate, but intends to continue closely monitoring changes in that risk in case corrective actions might be needed in the future.  The Federal Funds rate and the Bank's prime rate increased by 0.25% three times in 2018 to end at 2.50% and 5.50%, respectively, at December 31, 2018.

The following table summarizes the effect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 0.5%, 1%, and 2% and no change in the slope of the yield curve.

	Analysis of Net Interest Income Sensitivity
(dollars in thousands)	Immediate Changes in Rates
	(2.0)%	(1.0)%	(0.5)%	0.5%	1.0%	2.0%
December 31, 2018
Dollar change	$(12,303)	$(5,356)	$(2,062)	$1,084	$2,145	$4,178
Percent change	(12.2)%	(5.3)%	(2.1)%	1.1%	2.1%	4.2%

December 31, 2017
Dollar change	$(9,447)	$(5,272)	$(2,382)	$1,375	$2,764	$5,273
Percent change	(12.0)%	(6.7)%	(3.0)%	1.7%	3.5%	6.7%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.  The above results do not take into account any management action to mitigate potential risk.

Effects of Inflation

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate.  While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate.  Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.  A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment.  We seek to insulate the Company from interest rate volatility by using our best efforts to ensure that rate sensitive assets and rate sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.

Item 8.  Financial Statements and Supplementary Data

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$38,599	$37,444
Interest earning deposits with financial institutions	16,636	18,389
Cash and cash equivalents	55,235	55,833
Securities available-for-sale, at fair value	541,248	541,439
Federal Home Loan Bank Chicago ("FHLBC") and Federal Reserve Bank Chicago ("FRBC") stock	13,433	10,168
Loans held-for-sale	2,984	4,067
Loans	1,897,027	1,617,622
Less: allowance for loan and lease losses	19,006	17,461
Net loans	1,878,021	1,600,161
Premises and equipment, net	42,439	37,628
Other real estate owned	7,175	8,371
Mortgage servicing rights, net	7,357	6,944
Goodwill and core deposit intangible	21,814	8,922
Bank-owned life insurance ("BOLI")	61,544	61,764
Deferred tax assets, net	21,280	25,356
Other assets	23,473	22,776
Total assets	$2,676,003	$2,383,429

Liabilities
Deposits:
Noninterest bearing demand	$618,830	$572,404
Interest bearing:
Savings, NOW, and money market	1,040,668	967,750
Time	457,175	382,771
Total deposits	2,116,673	1,922,925
Securities sold under repurchase agreements	46,632	29,918
Other short-term borrowings	149,500	115,000
Junior subordinated debentures	57,686	57,639
Senior notes	44,158	44,058
Notes payable and other borrowings	15,379	-
Other liabilities	16,894	13,539
Total liabilities	2,446,922	2,183,079

Stockholders’ Equity
Common stock	34,720	34,626
Additional paid-in capital	119,081	117,742
Retained earnings	175,463	142,959
Accumulated other comprehensive (loss) income	(4,079)	1,479
Treasury stock	(96,104)	(96,456)
Total stockholders’ equity	229,081	200,350
Total liabilities and stockholders’ equity	$2,676,003	$2,383,429

	December 31, 2018	December 31, 2017
	Common	Common
	Stock	Stock
Par value	$1.00	$1.00
Shares authorized	60,000,000	60,000,000
Shares issued	34,719,517	34,625,734
Shares outstanding	29,763,078	29,627,086
Treasury shares	4,956,439	4,998,648

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share data)

	Years Ended December 31,
	2018	2017	2016
Interest and dividend income
Loans, including fees	$88,769	$70,737	$56,019
Loans held-for-sale	127	123	151
Securities:
Taxable	9,577	10,202	15,865
Tax exempt	8,341	5,939	842
Dividends from FHLBC and FRBC stock	469	370	333
Interest bearing deposits with financial institutions	334	134	169
Total interest and dividend income	107,617	87,505	73,379
Interest expense
Savings, NOW, and money market deposits	2,156	950	789
Time deposits	5,829	4,227	3,640
Securities sold under repurchase agreements	462	17	-
Other short-term borrowings	1,429	741	106
Junior subordinated debentures	3,716	4,002	4,334
Senior notes	2,688	2,689	112
Subordinated debt	-	-	949
Notes payable and other borrowings	398	-	8
Total interest expense	16,678	12,626	9,938
Net interest and dividend income	90,939	74,879	63,441
Provision for loan and lease losses	1,228	1,800	750
Net interest and dividend income after provision for loan and lease losses	89,711	73,079	62,691
Noninterest income
Trust income	6,417	6,203	5,670
Service charges on deposits	7,328	6,720	6,684
Secondary mortgage fees	696	776	1,038
Mortgage servicing rights mark to market (loss)	(734)	(802)	(919)
Mortgage servicing income	1,939	1,778	1,724
Net gain on sales of mortgage loans	3,791	4,803	6,343
Securities gains (losses), net	360	474	(2,213)
Increase in cash surrender value of BOLI	984	1,432	1,283
Death benefit realized on bank-owned life insurance	1,026	-	-
Debit card interchange income	4,420	4,200	4,027
Gains (losses) on disposal and transfer of fixed assets, net	-	10	(1)
Other income	5,126	4,778	4,938
Total noninterest income	31,353	30,372	28,574
Noninterest expense
Salaries and employee benefits	44,161	40,080	36,234
Occupancy, furniture and equipment	6,915	5,951	6,063
Computer and data processing	6,745	4,387	4,349
FDIC insurance	653	658	865
General bank insurance	1,040	1,031	1,109
Amortization of core deposit intangible	387	96	16
Advertising expense	1,567	1,505	1,633
Debit card interchange expense	940	1,329	1,455
Legal fees	835	650	800
Other real estate expense, net	396	2,165	2,743
Other expense	13,489	11,297	11,494
Total noninterest expense	77,128	69,149	66,761
Income before income taxes	43,936	34,302	24,504
Provision for income taxes	9,924	19,164	8,820
Net income available to common stockholders	$34,012	$15,138	$15,684

Basic earnings per share	$1.14	$0.51	$0.53
Diluted earnings per share	1.12	0.50	0.53
Dividends declared per share	0.04	0.04	0.03

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income	$34,012	$15,138	$15,684

Unrealized holding (losses) gains on available-for-sale securities arising during the period	(9,053)	17,863	(1,155)
Related tax benefit (expense)	2,554	(7,183)	445
Holding (losses) gains after tax on available-for-sale securities	(6,499)	10,680	(710)

Less: Reclassification adjustment for the net gains (losses) realized during the period
Net realized gains (losses)	360	474	(2,213)
Related tax (expense) benefit	(100)	(198)	882
Net realized gains (losses) after tax	260	276	(1,331)
Other comprehensive (loss) income on available-for-sale securities	(6,759)	10,404	621

Accretion and reversal of net unrealized holding gains on held-to-maturity securities	-	-	5,939
Related tax expense	-	-	(2,446)
Other comprehensive income on held-to-maturity securities	-	-	3,493

Changes in fair value of derivatives used for cash flow hedges	1,230	(293)	(363)
Related tax (expense) benefit	(348)	130	146
Other comprehensive income on cash flow hedges	882	(163)	(217)

Total other comprehensive (loss) income	(5,877)	10,241	3,897
Total comprehensive income	$28,135	$25,379	$19,581

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

   Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$34,012	$15,138	$15,684
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization/discount (accretion) on securities	2,969	1,881	(638)
Securities (gains) losses, net	(360)	(474)	2,213
Provision for loan and lease losses	1,228	1,800	750
Originations of loans held-for-sale	(133,930)	(146,867)	(194,901)
Proceeds from sales of loans held-for-sale	137,622	151,289	197,654
Net gains on sales of mortgage loans	(3,791)	(4,803)	(6,343)
Change in fair value of mortgage servicing rights	734	802	919
Net discount / premium from (accretion) amortization on loans	(1,703)	(1,328)	(604)
Increase in cash surrender value of BOLI	(984)	(1,432)	(1,283)
Net gains on sale of other real estate owned	(792)	(474)	(374)
Provision for other real estate owned valuation losses	581	1,708	1,570
Depreciation of fixed assets and amortization of leasehold improvements	2,423	2,306	2,288
Net (gains) / losses on disposal and transfer of fixed assets	-	(10)	1
Amortization of core deposit intangible	387	96	16
Change in current income taxes receivable	1,678	(2,519)	260
Provision for deferred tax expense	9,840	13,662	8,421
Net deferred tax expense due to DTA revaluation	-	7,909	-
Change in accrued interest receivable and other assets	1,218	(4,492)	(53)
Accretion of purchase accounting adjustment on time deposits	(100)	-	-
Amortization of purchase accounting adjustment on notes payable and other borrowings	81	-	-
Amortization of junior subordinated debentures issuance costs	47	48	48
Amortization of senior notes issuance costs	100	102	4
Change in accrued interest payable and other liabilities	1,390	1,582	967
Stock based compensation	2,257	1,181	657
Net cash provided by operating activities	54,907	37,105	27,256
Cash flows from investing activities
Proceeds from maturities and calls including pay down of securities available-for-sale	40,641	117,389	78,305
Proceeds from sales of securities available-for-sale	94,663	232,462	306,400
Purchases of securities available-for-sale	(75,044)	(343,470)	(210,681)
Proceeds from maturities and calls including pay down of securities held-to-maturity	-	-	3,372
Net disbursements / proceeds from (purchases) sales of FHLBC stock	(295)	(2,250)	600
Net disbursements / proceeds from (purchases) sales of FRB stock	(1,421)	-	-
Net change in loans, excluding acquisitions	(52,706)	(141,683)	(125,540)
Proceeds from claims on BOLI	1,204	-	-
Improvements in other real estate owned	(59)	-	(16)
Proceeds from sales of other real estate owned, net of participation purchase	4,782	6,107	7,830
Proceeds from disposition of premises and equipment	-	13	-
Net purchases of premises and equipment	(1,895)	(1,055)	(1,986)
Cash paid for acquisition, net of cash and cash equivalents retained	(35,711)	-	(181,357)
Net cash used in investing activities	(25,841)	(132,487)	(123,073)
Cash flows from financing activities
Net change in deposits, excluding acquisitions	(54,650)	56,140	58,805
Net change in securities sold under repurchase agreements	11,091	4,203	(8,355)
Net change in other short-term borrowings	23,625	45,000	55,000
Proceeds from the issuance of senior notes	-	-	43,994
Payment of senior note issuance costs	-	(42)	-
Repayment of subordinate debt	-	-	(45,000)
Net change in notes payable and other borrowings	(8,069)	-	(500)
Proceeds from exercise of stock options	33	-	11
Dividends paid on common stock	(1,189)	(1,184)	(888)
Purchase of treasury stock	(505)	(236)	(254)
Net cash (used in) provided by financing activities	(29,664)	103,881	102,813
Net change in cash and cash equivalents	(598)	8,499	6,996
Cash and cash equivalents at beginning of period	55,833	47,334	40,338
Cash and cash equivalents at end of period	$55,235	$55,833	$47,334

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Continued

Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
Supplemental cash flow information	2018	2017	2016
Income taxes paid, net	$-	$430	$211
Interest paid for deposits	7,644	5,145	4,275
Interest paid for borrowings	8,323	7,362	5,330
Non-cash transfer of loans to other real estate owned	2,915	3,701	1,223
Non-cash transfer of premises to other real estate owned	-	95	562
Non-cash transfer of securities held-to-maturity to securities available-for-sale	-	-	244,823

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2015	$34,427	$115,918	$114,209	$(12,659)	$(95,966)	$155,929
Net income			15,684			15,684
Other comprehensive income, net of tax				3,897		3,897
Dividends declared and paid			(888)			(888)
Vesting of restricted stock	106	(106)				-
Tax effect from vesting of restricted stock		174				174
Stock option exercised	1	10				11
Stock based compensation		657				657
Purchase of treasury stock					(254)	(254)
Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210

Balance, December 31, 2016	$34,534	$116,653	$129,005	$(8,762)	$(96,220)	$175,210
Net income			15,138			15,138
Other comprehensive income, net of tax				10,241		10,241
Dividends declared and paid, ($0.04 per share)			(1,184)			(1,184)
Vesting of restricted stock	92	(92)				-
Stock based compensation		1,181				1,181
Purchase of treasury stock					(236)	(236)
Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350

Balance, December 31, 2017	$34,626	$117,742	$142,959	$1,479	$(96,456)	$200,350
Net income			34,012			34,012
Other comprehensive loss, net of tax				(5,877)		(5,877)
Dividends declared and paid, ($0.04 per share)			(1,189)			(1,189)
Vesting of restricted stock	91	(926)			835	-
Reclassification of stranded tax effects			(319)	319		-
Stock option exercised	3	8			22	33
Stock based compensation		2,257				2,257
Purchase of treasury stock					(505)	(505)
Balance, December 31, 2018	$34,720	$119,081	$175,463	$(4,079)	$(96,104)	$229,081

See accompanying notes to consolidated financial statements.

Old Second Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(Table amounts in thousands, except per share data)

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements of Old Second Bancorp, Inc., and Subsidiaries (the “Company”) include the financial statements of Old Second Bancorp, Inc., a registered bank holding company, and its wholly-owned bank, Old Second National Bank (the “Bank”).  The Company uses the accrual basis of accounting for financial reporting purposes.  Certain amounts in prior year financial statements have been reclassified to conform to the 2018 presentation.

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

Segment Reporting – An operating segment is a component of a business entity that engages in business activity from which it may earn revenues and/or incur expenses.  It has operating results that are reviewed regularly by the entity’s chief operating decision maker in order to make decisions about resource allocation and performance assessment, and the segment has discrete financial information available for this assessment.  As of December 31, 2018, the Company had one operating segment, which is community banking.  Therefore, segment reporting is not required.

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, interest-bearing deposits in other banks, and other short-term investments, such as federal funds sold and securities purchased under agreements to resell.  The classification of cash and cash equivalents includes those assets held in the form of cash or liquid instruments with a maturity of 90 days or less.

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

1)

purchased non-credit impaired (“non-PCI”) loans, accounted for in accordance with FASB ASC Subtopic 310-20 “Nonrefundable Fees and Costs” (“ASC 310-20”), as these loans do not have evidence of credit deterioration since origination.   The premiums and discounts created when ASC 310-20 loans are recorded at their fair values at acquisition are recorded to income over the remaining life of the loan as an adjustment to the related loan’s yield; and

2)

purchased credit impaired (“PCI”) loans, accounted for under FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) as they display signs of credit deterioration since origination.  Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is recognized on the acquired loans accounted for under ASC 310-30.

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

Concentration of Credit Risk – Most of the Company’s business activity is with customers located within Cook, DeKalb, DuPage, Kane, Kendall, LaSalle and Will counties in Illinois.  These banking centers surround or are within the Chicago metropolitan area.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in that market area since the Bank generally makes loans within its market.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector.

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

Home Equity Lines of Credit (“HELOCs”)  – These are lines of credit that are extended to refinance 1-4 family residential dwellings, or to finance the borrower’s needs and collateralized by the borrower’s residence.  These lines may be fixed or variable in nature, and the home serving as collateral may also have a first lien outstanding.

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

Impaired Loans – Impaired loans consist of nonaccrual loans and TDRs (both accruing and on nonaccrual).  A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest due according to the terms of the loan agreement based on current information and events.  With the exception of TDRs still accruing interest, loans deemed to be impaired are classified as nonaccrual and are exclusive of smaller homogeneous loans, such as HELOCs, 1-4 family mortgages, and consumer loans.

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

The Company continued to refine its ALLL methodology in 2017, with implementation of additional management factor classifications for newer loan portfolios, such as the Company’s recent purchase of home equity lines of credit (“HELOCs”) and the recently expanded business development company loan portfolio, as these portfolios have not been outstanding long enough to be sufficiently seasoned. In addition, the Company revised the risk weightings for the historical loss factors to allocate  an increase in the loss factor applied in the earliest quarter, and a like reduction of the loss factor in the most recent quarter, as management believes the lower charge-off levels in the more recent quarters will likely not continue long-term.

The Company refined its ALLL methodology again in 2018, as the Company determined that a minimum threshold of two basis points should be used for those quarters within the historical loss calculation with minimal or no losses incurred.   In addition, a base line for reserves was set for economic conditions, past due and classified loans, loan portfolio/ concentrations, general and external factors.  These factors are evaluated quarterly by the Bank’s ALLL Committee and the ASC 450 percentages are adjusted according to the overall bias in the individual factors (up, down or neutral). In the first quarter of 2018, these baseline levels were modified to establish floors and ceilings for each management factor.  The establishment of floors and ceilings for management factors will allow management to evaluate changes to factors within prescribed guidelines and to remain consistent with factor determination in a stressed scenario, as a ceiling could be applied.

These modifications to the Company’s ALLL methodology are intended to more accurately reflect all portfolio risk, and resulted in a consistent balance for the overall unallocated component of the allowance over the past two years.  The unallocated component of the allowance was $537,000 as of December 31, 2018, compared to $542,000 as of December 31, 2017 and $435,000 as of December 31, 2016.  All calculations conform to GAAP.

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

Other Real Estate Owned (“OREO”) – Real estate assets acquired in settlement of loans are recorded at the fair value of the property when acquired, less estimated costs to sell, establishing a new cost basis.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Any deficiency between the net book value and fair value at the foreclosure or deed in lieu date is charged to the ALLL.  Any reduction in OREO carrying value within 90 days of transfer to OREO would be charged to the ALLL.  If a determination is made more than 90 days after the transfer to OREO that the fair value for the OREO property has declined, an OREO valuation allowance is established for the decrease between the recorded value and the updated fair value less costs to sell.  Such declines are included in other noninterest expense in the Consolidated Statements of Income.  A subsequent reversal of an OREO valuation adjustment can occur, but the resultant carrying value cannot exceed the cost basis established at transfer of the loan to OREO.  Operating costs after acquisition are also expensed.

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

Mortgage loans that the Company is servicing for others aggregated to $711.1 million and $695.1 million at December 31, 2018, and 2017, respectively.  Mortgage loans that the Company is servicing for others are not included in the consolidated balance sheets.  Fees received in connection with servicing loans for others are recognized as earned.  Loan servicing costs are charged to expense as incurred.

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

Bank-Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company employees (both current and former) for which the Company is the sole owner and beneficiary.  These policies are recorded as an asset on the Consolidated Balance Sheets at their cash surrender value (“CSV”) or the amount that could be realized.  The change in CSV is recorded as an increase in cash surrender value of bank-owned life insurance in the Consolidated Statements of Income in noninterest income.  In addition, insurance proceeds received, net of the original premium investment, are recorded as death benefit realized on bank-owned life insurance in the Consolidated Statements of Income in noninterest income.

Goodwill and Core Deposit Intangible – Goodwill is the excess of an acquisition’s purchase price over the fair value of identified net assets acquired in an acquisition.  Goodwill is not deemed to have definitive life span, and therefore is not amortized, but is subject to annual review for impairment.  The annual review performed is qualitative in nature, and factors reviewed include macroeconomic data, industry specific data, current market conditions, and the Company’s overall financial performance.  Based on management’s annual review of goodwill in the fourth quarter of 2018, no goodwill impairment was noted.  The core deposit intangible (“CDI”) is being amortized on an accelerated method over a ten year estimated useful life.  In 2018, CDI of $3.1 million was recorded stemming from the ABC Bank acquisition.  As of December 31, 2018, $2.7 million of the ABC Bank CDI remained, which is in addition to the $465,000 of CDI remaining from the Talmer branch purchase as of December 31, 2018.  Total CDI amortization expense of $387,000 was recorded in 2018. The expected future annual amortization expense for each of the next five years is approximately $483,000, $416,000, $380,000, $372,000, and $372,000.

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

As of December 31, 2018 and 2017, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates.  The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2018 and 2017.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service from 2015 to 2017, the state of Illinois from 2015 to 2017, and the states of Wisconsin and Indiana from 2009 to 2017.

Earnings Per Common Share (“EPS”) – Basic EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued.  The Company’s potential common shares represent shares issuable under its long-term incentive compensation plans and under the common stock warrant originally issued to preferred stockholders.  Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

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

If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in earnings.  For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss on the effective portion of the derivative are deferred and reported as a component of accumulated other comprehensive income, which is a component of stockholders’ equity, until such time the hedged transaction affects earnings.  For derivative instruments not accounted for as hedges, changes in fair value are recognized in noninterest income/expense.  Counterparty risk with loan customers is managed through loan covenant agreements and, as such, does not have a significant impact on the fair value of the swaps.  Counterparty risk with other banks is managed through bilateral collateralization agreements.  Deferred gains and losses from derivatives not accounted for as hedges and that are terminated are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

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

Accumulated other comprehensive income (loss) at December 31, 2018 and 2017, is comprised of unrealized losses on securities of $4.0 million and unrealized gains on securities of $2.2 million, respectively, and unrealized losses on a cash flow hedge of $41,000 and $760,000, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The objective of the issuance is to provide users of financial statements with more decision–useful information, by making targeted improvements to GAAP.  These targeted improvements included revisions to the methodology of accounting for equity investments, eliminating certain disclosures on fair value assumptions for financial instruments measured at amortized cost, and requiring public business entities to use the exit price notion, as defined in ASC 820, for the measurement of the fair value of financial instruments.  This standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted this standard as of January 1, 2018.  Adoption of this standard resulted in the Company’s use of an exit price rather than an entrance price to determine the fair value of loans and deposits not already measured at fair value on a non-recurring basis in the consolidated balance sheet disclosures; see Note 19-Fair Value of Financial Instruments  for further information regarding the valuation processes.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  One key revision from prior guidance was to include operating leases within assets and liabilities recorded; another revision was to create a new model to follow for sale-leaseback transactions.  The impact of this pronouncement will primarily affect lessees, as virtually all of their assets will be recognized on the balance sheet, by recording a right of use asset and lease liability.  This pronouncement is effective for fiscal years beginning after December 15, 2018.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provided additional guidance on the transition method, including application as a cumulative-effect adjustment to equity and practical expedients to use when accounting for lease components.  The Company has identified the population of all lease arrangements and upon analysis of those arrangements, management has determined there will not be a material impact to our financial position or regulatory capital.  The implementation team is currently assessing the impact of the ASU on our ongoing processes, accounting, and internal controls over financial reporting.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments (Topic 326).”  ASU 2016-13 was issued to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date to enhance the decision making process.  The new methodology to be used should reflect expected credit losses based on relevant vintage historical information, supported by reasonable forecasts of projected loss given defaults, which will affect the collectability of the reported amounts.  This new methodology will also require available-for-sale debt securities to have a credit loss recorded through an allowance rather than write-downs.  ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019.  The Company is assessing the impact of ASU 2016-13 on its accounting and disclosures, and has determined that a loss rate model will be used for calculation of future risk assessments upon the ASU’s adoption in 2020.  The Company has accumulated historical data by loan pools and collateral classifications, and anticipates calculation of estimates for at least two quarters in 2019 on a test basis to confirm model processes and to determine financial statement impact prior to adoption in 2020.  The Company is also developing internal control processes and disclosure documentation related to adoption of this standard.

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

Subsequent Events

On January 15, 2019, the Company’s Board of Directors declared a cash dividend of $0.01 per share payable on February 4, 2019, to stockholders of record as of January 25, 2019.

On January 16, 2019, the warrant for 815,339 common shares of the Company’s stock was exercised in a cashless transaction.  This warrant was issued in January 2009 at an exercise price of $13.43 per share, and expired on January 16, 2019.  As of the date of exercise, the Company’s closing market price was $14.23 per share, resulting in 45,836 shares being issued.   These shares were issued from treasury stock held by the Company, and resulted in a $313,000 reduction of treasury stock in January 2019.

Note 2: Acquisitions

Greater Chicago Financial Corp. and ABC Bank Acquisition

On April 20, 2018, the Company acquired Greater Chicago Financial Corp. (“GCFC”) and its wholly-owned subsidiary, ABC Bank, which operated four branches in the Chicago metro area.  In addition to the acquisition price of $41.1 million, the Company retired the convertible and nonconvertible debentures held by GCFC upon acquisition, which totaled $6.6 million, including interest due.  The purchase and the retirement of the debentures was funded with the Company’s cash on hand, and all GCFC common stock was retired and cancelled simultaneous with the close of the transaction.  The Company acquired $227.6 million of loans, net of purchase accounting adjustments, and $248.5 million of deposits, net of purchase accounting adjustments for time deposits.  Purchase accounting adjustments recorded include a loan valuation mark of $11.2 million, a core deposit intangible of $3.1 million, a fixed asset valuation adjustment of $1.5 million, and goodwill of $10.2 million.  In addition, a deferred tax asset of $3.5 million was recorded as of the date of acquisition based on analysis of the fair value of assets acquired, less liabilities assumed.  None of the $10.2 million recorded as goodwill is expected to be deductible for tax purposes.  Acquisition related costs incurred by the Company for the year ended December 31, 2018, totaled $3.5 million, pre-tax, and included $1.1 million of salaries and employee benefits related expenses, and $1.8 million of data processing, computer and ATM related conversion costs.  Acquisition costs incurred for the year ending December 31, 2017, related to the merger with GCFC were $65,000, and were expensed as incurred.

The assets and liabilities associated with the acquisition of GCFC were recorded in the Consolidated Balance Sheets at their estimated fair values as of the acquisition date.  In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, as noted below.  The following table shows the estimated fair value of the assets acquired and liabilities assumed as of April 20, 2018.  These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition or the date we receive the information about the facts and circumstances that existed at the acquisition date.  Subsequent adjustments, if necessary, will be prospectively reflected in future filings, and may impact loans, other assets, deferred tax assets, net, and goodwill.

The below table summarizes the assets acquired, less the liabilities assumed, related to the GCFC/ABC Bank acquisition.  All amounts are listed at their estimated fair values as of date of acquisition, and have been accounted for under the acquisition method of accounting.

GCFC/ABC Bank Acquisition Summary
As of Date of Acquisition
April 20, 2018
Assets
Cash and due from banks	$6,669
Interest bearing deposits with financial institutions	500
Securities available-for-sale, at fair value	72,091
Federal funds sold	4,300
FHLBC stock	1,549
Loans	227,594
Premises and equipment	5,339
Other real estate owned	401
Goodwill and core deposit intangible	13,280
Deferred tax assets, net	3,459
Other assets	1,767
Total assets	$336,949

Liabilities
Noninterest bearing demand	$58,005
Savings, NOW and money market	91,494
Time	98,999
Total deposits	248,498
Securities sold under repurchase agreements	5,623
Other short-term borrowings	10,875
Notes payable and other borrowings	23,367
Other liabilities	1,406
Total liabilities	289,769

Cash consideration paid	47,180
Total Liabilities Assumed and Cash Consideration Paid for Acquisition	$336,949

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

The following table represents the acquired loans as of date of acquisition and as of December 31, 2018:

	April 20, 2018		December 31, 2018
ABC Bank Acquired Loans	PCI	Non-PCI	PCI	Non-PCI
Fair Value	$11,360	$216,234	$10,965	$171,520
Contractually required principal and interest payments	19,447	220,308	18,106	173,605
Best estimate of contractual cash flows not expected to be collected	6,537	2,511	5,969	1,175
Best estimate of contractual cash flows expected to be collected	12,910	217,797	12,137	172,430

Talmer Bank and Trust Branch Purchase

On October 28, 2016, the Bank completed the acquisition of the Chicago branch of Talmer Bank and Trust, the banking subsidiary of Talmer Bancorp, Inc. (“Talmer”).  As a result of this transaction, the Bank acquired $221.0 million of loans, net of fair value adjustment, and $48.9 million of deposits.  The purchase resulted in the Company establishing a metropolitan Chicago office presence with a strong commercial client focus, and retention of an experienced lending team.  The acquisition was funded with security sales and cash on hand, and was recorded applying the acquisition method of accounting.  Net assets acquired totaled $181.5 million.  Acquisition expenses incurred in 2016 related to the Talmer branch purchase totaled $269,000 as of December 31, 2016; all material acquisition costs identified were paid or accrued as of year end 2016.

Note 3: Cash and Due from Banks

The Bank is required to maintain reserve balances with the FRBC.  In accordance with the FRBC requirements, the average reserve balances were $11.3 million and $10.6 million, for the years December 31, 2018, and 2017, respectively.  As of December 31, 2018 and 2017, the required reserve balance was $10.8 million and $11.0 million, respectively.  The nature of the Company’s business requires that it maintain amounts with other banks and federal funds which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships, and the Company has not experienced any losses in such accounts.

Note 4: Securities

Investment Portfolio Management

The following table summarizes the amortized cost and fair value of the securities portfolio at December 31, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasuries	$4,006	$-	$(83)	$3,923
U.S. government agencies	11,112	-	(161)	10,951
U.S. government agencies mortgage-backed	14,407	45	(377)	14,075
States and political subdivisions	277,112	1,916	(4,961)	274,067
Collateralized mortgage obligations	66,494	79	(2,144)	64,429
Asset-backed securities	108,574	1,165	(225)	109,514
Collateralized loan obligations	65,162	24	(897)	64,289
Total securities available-for-sale	$546,867	$3,229	$(8,848)	$541,248

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Treasury	$4,002	$-	$(55)	$3,947
U.S. government agencies	13,062	8	(9)	13,061
U.S. government agencies mortgage-backed	12,372	7	(165)	12,214
States and political subdivisions	272,240	7,116	(1,264)	278,092
Corporate bonds	823	21	(11)	833
Collateralized mortgage obligations	66,892	202	(1,155)	65,939
Asset-backed securities	113,983	862	(1,913)	112,932
Collateralized loan obligations	54,271	251	(101)	54,421
Total securities available-for-sale	$537,645	$8,467	$(4,673)	$541,439

Nonmarketable equity investments include FHLBC stock and FRBC stock.  FHLBC stock was $7.2 million and $5.4 million at December 31, 2018 and December 31, 2017, respectively. FRBC stock was $6.2 million and $4.8 million at December 31, 2018 and December 31, 2017, respectively.  Our FHLBC stock is necessary to maintain access to FHLBC advances.

Securities valued at $318.4 million as of December 31, 2018, an increase from $301.0 million at year-end 2017, were pledged to secure deposits and borrowings, and for other purposes.

The fair value, amortized cost and weighted average yield of debt securities at December 31, 2018, by contractual maturity, were as follows in the table below.  Securities not due at a single maturity date are shown separately.

		Weighted
	Amortized	Average	Fair
Securities available-for-sale	Cost	Yield	Value
Due in one year or less	$494	0.56%	$495
Due after one year through five years	6,910	2.00	6,861
Due after five years through ten years	6,202	3.25	6,275
Due after ten years	278,624	3.02	275,310
	292,230	2.99	288,941
Mortgage-backed and collateralized mortgage obligations	80,901	3.24	78,504
Asset-backed securities	108,574	3.65	109,514
Collateralized loan obligations	65,162	5.05	64,289
Total securities available-for-sale	$546,867	3.41%	$541,248

At December 31, 2018, the Company’s investments include asset-backed securities totaling $93.1 million that are backed by student loans originated under the Federal Family Education Loan program (“FFEL”).  Under the FFEL, private lenders made federally guaranteed student loans to parents and students.  While the program was modified several times before elimination in 2010, FFEL securities are generally guaranteed by the U.S. Department of Education (“DOE”) at not less than 97% of the principal amount of the loans.  The guarantee will reduce to 85% if the DOE receives reimbursement requests in excess of 5% of insured loans; reimbursement will drop to 75% if reimbursement requests exceed 9% of insured loans.  As of December 31, 2018, the likelihood of the decrease in the government guarantee was minimal as the average rate of reimbursement for 2018 was less than 1.0%.

The Company has accumulated the securities of the following three different originators that individually amount to over 10% of the Company’s stockholders equity.  The amortized cost and fair value of securities related to these three issuers are as follows:

	December 31, 2018
	Amortized	Fair
Issuer	Cost	Value
GCO Education Loan Funding Corp	$27,739	$27,763
Towd Point Mortgage Trust	34,308	33,318
Student Loan Marketing Association (“SLMA”)	25,808	26,119

Securities with unrealized losses at December 31, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months			12 months or more
December 31, 2018	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	-	$-	$-	1	$83	$3,923	1	$83	$3,923
U.S. government agencies	3	100	7,385	1	61	3,566	4	161	10,951
U.S. government agencies mortgage-backed	-	-	-	11	377	11,439	11	377	11,439
States and political subdivisions	4	126	17,713	33	4,835	110,326	37	4,961	128,039
Collateralized mortgage obligations	2	309	15,211	10	1,835	43,687	12	2,144	58,898
Asset-backed securities	-	-	-	4	225	16,473	4	225	16,473
Collateralized loan obligations	7	721	46,547	1	176	7,824	8	897	54,371
Total securities available-for-sale	16	$1,256	$86,856	61	$7,592	$197,238	77	$8,848	$284,094

	Less than 12 months			12 months or more
December 31, 2017	in an unrealized loss position			in an unrealized loss position			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Number of	Unrealized	Fair
Securities available-for-sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
U.S. Treasuries	1	$55	$3,947	-	$-	$-	1	$55	$3,947
U.S. government agencies	2	9	6,550	-	-	-	2	9	6,550
U.S. government agencies mortgage-backed	4	24	5,501	5	141	4,843	9	165	10,344
States and political subdivisions	13	1,237	45,985	1	27	1,512	14	1,264	47,497
Corporate bonds	-	-	-	1	11	332	1	11	332
Collateralized mortgage obligations	3	31	11,534	8	1,124	40,219	11	1,155	51,753
Asset-backed securities	-	-	-	7	1,913	61,745	7	1,913	61,745
Collateralized loan obligations	3	101	29,313	-	-	-	3	101	29,313
Total securities available-for-sale	26	$1,457	$102,830	22	$3,216	$108,651	48	$4,673	$211,481

Recognition of other-than-temporary impairment was not necessary in the year ended December 31, 2018, or the year ended December 31, 2017.  The changes in fair value related primarily to interest rate fluctuations.  The Company’s review of other-than-temporary impairment confirmed no credit quality deterioration.

The following table presents net realized gains (losses) on securities available-for-sale for the years ended:

	Years ended December 31,
Securities available-for-sale	2018	2017	2016
Proceeds from sales of securities	$94,663	$232,462	$306,400
Gross realized gains on securities	369	2,367	1,675
Gross realized losses on securities	(9)	(1,893)	(3,888)
Securities realized gains (losses), net	$360	$474	$(2,213)
Income tax (expense) benefit on net realized gains (losses)	$(100)	$(198)	$882
Effective tax rate applied	27.8%	41.8%	39.9%

Note 5: Loans

Major classifications of loans were as follows:

	December 31, 2018	December 31, 2017
Commercial	$314,323	$272,851
Leases	78,806	68,325
Real estate - commercial	820,941	750,991
Real estate - construction	108,390	85,162
Real estate - residential	407,068	313,397
HELOC	140,442	112,833
Other [1]	14,439	13,383
Total loans, excluding deferred loan costs and PCI loans	1,884,409	1,616,942
Net deferred loan costs	1,653	680
Total loans, excluding PCI loans	1,886,062	1,617,622
PCI loans, net of purchase accounting adjustments	10,965	-
Total loans	$1,897,027	$1,617,622

1 The “Other” class includes consumer loans and overdrafts.

Total loans reflects growth of $279.4 million for the year ended December 31, 2018.  There are no significant concentrations of loans where the customers’ ability to honor loan terms is dependent upon a single economic sector although the real estate related categories listed above represent 77.9% and 78.0% of the portfolio at December 31, 2018, and December 31, 2017, respectively.

Aged analysis of past due loans by class of loans as of December 31, 2018, and December 31, 2017, were as follows:

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2018	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$58	$-	$352	$410	$313,913	$-	$314,323	$361
Leases	-	-	-	-	78,806	-	78,806	-
Real estate - commercial
Owner occupied general purpose	1,768	-	33	1,801	160,892	1,579	164,272	36
Owner occupied special purpose	826	135	-	961	192,426	395	193,782	-
Non-owner occupied general purpose	2,832	203	-	3,035	286,115	4,236	293,386	-
Non-owner occupied special purpose	-	-	-	-	106,036	3,099	109,135	-
Retail properties	-	620	-	620	45,968	-	46,588	-
Farm	-	-	-	-	13,778	-	13,778	-
Real estate - construction
Homebuilder	-	-	-	-	5,102	-	5,102	-
Land	266	-	-	266	2,478	-	2,744	-
Commercial speculative	-	-	350	350	55,060	-	55,410	355
All other	-	-	-	-	45,028	106	45,134	-
Real estate - residential
Investor	801	156	-	957	69,148	353	70,458	-
Multi-family	545	-	179	724	195,504	-	196,228	180
Owner occupied	1,241	705	-	1,946	135,360	3,076	140,382	-
HELOC	775	-	-	775	138,801	866	140,442	-
Other [1]	53	5	3	61	16,000	31	16,092	3
Total, excluding PCI loans	$9,165	$1,824	$917	$11,906	$1,860,415	$13,741	$1,886,062	$935
PCI loans, net of purchase accounting adjustments	1,452	-	-	1,452	7,248	2,265	10,965	-
Total	$10,617	$1,824	$917	$13,358	$1,867,663	$16,006	$1,897,027	$935

								Recorded
								Investment
								90 days or
			90 Days or					Greater Past
	30-59 Days	60-89 Days	Greater Past	Total Past				Due and
December 31, 2017	Past Due	Past Due	Due	Due	Current	Nonaccrual	Total Loans	Accruing
Commercial	$995	$275	$-	$1,270	$271,581	$-	$272,851	$-
Leases	-	-	-	-	68,147	178	68,325	-
Real estate - commercial
Owner occupied general purpose	1,136	-	-	1,136	144,267	455	145,858	-
Owner occupied special purpose	226	-	-	226	170,546	342	171,114	-
Non-owner occupied general purpose	-	593	-	593	273,203	1,163	274,959	-
Non-owner occupied special purpose	-	-	248	248	92,923	-	93,171	254
Retail properties	-	-	-	-	49,538	1,081	50,619	-
Farm	-	-	-	-	15,270	-	15,270	-
Real estate - construction
Homebuilder	129	-	-	129	2,221	-	2,350	-
Land	1,124	-	-	1,124	1,319	-	2,443	-
Commercial speculative	-	-	-	-	32,028	-	32,028	-
All other	-	-	-	-	48,140	201	48,341	-
Real estate - residential
Investor	-	-	-	-	55,248	372	55,620	-
Multi-family	-	-	-	-	125,049	4,723	129,772	-
Owner occupied	74	-	-	74	123,257	4,674	128,005	-
HELOC	491	278	-	769	110,872	1,192	112,833	-
Other [1]	37	-	-	37	14,019	7	14,063	-
Total	$4,212	$1,146	$248	$5,606	$1,597,628	$14,388	$1,617,622	$254

1   The “Other” class includes consumer loans, overdrafts and net deferred costs.

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

Credits that are not covered by the definitions above are pass credits, which are not considered to be adversely rated.

Credit Quality Indicators by class of loans as of December 31, 2018, and December 31, 2017, were as follows:

December 31, 2018		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$305,993	$8,193	$137	$-	$314,323
Leases	78,806	-	-	-	78,806
Real estate - commercial
Owner occupied general purpose	157,334	1,660	5,278	-	164,272
Owner occupied special purpose	186,218	3,429	4,135	-	193,782
Non-owner occupied general purpose	284,818	202	8,366	-	293,386
Non-owner occupied special purpose	104,526	1,510	3,099	-	109,135
Retail Properties	44,805	-	1,783	-	46,588
Farm	11,307	1,249	1,222	-	13,778
Real estate - construction
Homebuilder	5,102	-	-	-	5,102
Land	2,744	-	-	-	2,744
Commercial speculative	55,410	-	-	-	55,410
All other	42,524	-	2,610	-	45,134
Real estate - residential
Investor	69,242	-	1,216	-	70,458
Multi-family	195,249	-	979	-	196,228
Owner occupied	135,858	-	4,524	-	140,382
HELOC	138,553	-	1,889	-	140,442
Other [1]	16,061	-	31	-	16,092
Total, excluding PCI loans	$1,834,550	$16,243	$35,269	$-	$1,886,062
PCI loans, net of purchase accounting adjustments	907	2,906	7,152	-	10,965
Total	$1,835,457	$19,149	$42,421	$-	$1,897,027

December 31, 2017		Special
	Pass	Mention	Substandard [2]	Doubtful	Total
Commercial	$270,889	$1,962	$-	$-	$272,851
Leases	67,500	-	825	-	68,325
Real estate - commercial
Owner occupied general purpose	142,843	1,927	1,088	-	145,858
Owner occupied special purpose	169,621	1,152	341	-	171,114
Non-owner occupied general purpose	271,731	2,065	1,163	-	274,959
Non-owner occupied special purpose	89,582	-	3,589	-	93,171
Retail Properties	48,321	1,217	1,081	-	50,619
Farm	11,755	1,029	2,486	-	15,270
Real estate - construction
Homebuilder	2,350	-	-	-	2,350
Land	2,443	-	-	-	2,443
Commercial speculative	32,028	-	-	-	32,028
All other	46,913	1,052	376	-	48,341
Real estate - residential
Investor	55,172	-	448	-	55,620
Multi-family	125,049	-	4,723	-	129,772
Owner occupied	122,178	561	5,266	-	128,005
HELOC	110,934	-	1,899	-	112,833
Other [1]	14,043	-	20	-	14,063
Total	$1,583,352	$10,965	$23,305	$-	$1,617,622

1    The “Other” class includes consumer, overdrafts and net deferred costs.

2  The substandard credit quality indicator includes both potential problem loans that are currently performing and nonperforming loans.

The Company had $448,000 and $1.3 million in consumer mortgage loans in the process of foreclosure as of December 31, 2018 and December 31, 2017, respectively.

Impaired loans, which include nonaccrual loans and troubled debt restructurings, by class of loan as of December 31, were as follows:

	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial	$-	$-	$-	$-	$-	$-
Leases	-	-	-	178	213	-
Commercial real estate
Owner occupied general purpose	1,659	1,782	-	455	495	-
Owner occupied special purpose	395	530	-	342	498	-
Non-owner occupied general purpose	1,138	1,159	-	1,163	1,538	-
Non-owner occupied special purpose	-	-	-	-	-	-
Retail properties	-	-	-	1,081	1,177	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	49	73	-	201	229	-
Residential
Investor	353	459	-	372	676	-
Multi-family	-	-	-	4,723	4,965	-
Owner occupied	3,359	4,882	-	5,208	6,680	-
HELOC	884	1,003	-	1,125	1,313	-
Other [1]	7	7	-	7	8	-
Total impaired loans with no recorded allowance	7,844	9,895	-	14,855	17,792	-

With an allowance recorded
Commercial	-	-	-	-	-	-
Leases	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	396	396	3	-	-	-
Owner occupied special purpose	-	-	-	-	-	-
Non-owner occupied general purpose	3,098	4,038	97	-	-	-
Non-owner occupied special purpose	3,099	3,575	139	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	57	58	1	-	-	-
Residential
Investor	808	808	4	829	829	10
Multi-family	-	-	-	-	-	-
Owner occupied	3,676	3,679	46	3,443	3,443	43
HELOC	1,357	1,357	49	985	985	91
Other [1]	24	25	13	-	-	-
Total impaired loans with a recorded allowance	12,515	13,936	352	5,257	5,257	144
Total impaired loans	$20,359	$23,831	$352	$20,112	$23,049	$144

1    The “Other” class includes consumer loans and overdraft.

Average recorded investment and interest income recognized on impaired loans by class of loan for the years ending December 31 were as follows:

	Years Ended		Years Ended		Years Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial	$-	$-	$120	$-	$155	$-
Lease	89	-	272	-	183	-
Commercial real estate
Owner occupied general purpose	1,057	8	1,168	-	2,098	87
Owner occupied special purpose	369	-	364	-	574	-
Non-owner occupied general purpose	1,150	-	1,453	-	1,395	2
Non-owner occupied special purpose	-	-	507	-	507	-
Retail properties	541	-	1,130	-	589	-
Farm	-	-	-	-	636	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	37	-	79	-
All other	125	-	204	-	103	-
Residential
Investor	362	-	1,106	-	1,874	47
Multi-family	2,362	-	2,362	-	-	-
Owner occupied	4,283	39	7,516	44	10,181	158
HELOC	1,005	1	1,804	1	2,608	29
Other [1]	7	-	4	-	-	-
Total impaired loans with no recorded allowance	11,350	48	18,047	45	20,982	323

With an allowance recorded
Commercial	-	-	-	-	2	-
Leases	-	-	-	-	-	-
Commercial real estate
Owner occupied general purpose	198	29	-	-	-	-
Owner occupied special purpose	-	-	-	-	-	-
Non-owner occupied general purpose	1,549	-	123	-	123	-
Non-owner occupied special purpose	1,549	-	-	-	-	-
Retail properties	-	-	-	-	-	-
Farm	-	-	-	-	-	-
Construction
Homebuilder	-	-	-	-	-	-
Land	-	-	-	-	-	-
Commercial speculative	-	-	-	-	-	-
All other	29	-	-	-	-	-
Residential
Investor	818	43	414	43	-	-
Multi-family	-	-	-	-	-	-
Owner occupied	3,560	150	2,123	123	457	-
HELOC	1,171	56	493	35	23	-
Other [1]	12	-	-	-	-	-
Total impaired loans with a recorded allowance	8,886	278	3,153	201	605	-
Total impaired loans	$20,236	$326	$21,200	$246	$21,587	$323

1    The “Other” class includes consumer loans and overdrafts.

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

Loans that were modified during the period are summarized as follows:

	TDR Modifications
	Years Ended December 31, 2018
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Owner occupied general purpose
Other[1]	1	$427	$396
Owner occupied special purpose
Other[1]	1	110	46
Real estate - construction
All other
Hamp[2]	1	58	56
Real estate - residential
Owner occupied
HAMP[2]	4	502	443
Other[1]	1	34	29
HELOC
HAMP[2]	3	117	115
Rate[3]	1	24	24
Other[1]	9	622	600
Total	21	$1,894	$1,709

	TDR Modifications
	Years Ended December 31, 2017
	# of	Pre-modification	Post-modification
	contracts	recorded investment	recorded investment
Troubled debt restructurings
Real estate - commercial
Other[1]	1	$97	$131
Real estate - residential
Owner occupied
HAMP[2]	2	184	189
Other[1]	1	41	42
Revolving and junior liens
HAMP[2]	1	49	49
Other[1]	6	319	350
Total	11	$690	$761

1  Other: Change of terms from bankruptcy court

2    HAMP: Home Affordable Modification Program

3  Rate: Refers to interest rate reduction

TDRs are classified as being in default on a case-by-case basis when they fail to be in compliance with the modified terms.  There were no TDRs that defaulted during year 2018 and 2017.

The Bank had no commitments to borrowers whose loans were classified as impaired at December 31, 2018.

The following table details the accretable discount on all of the Company’s purchased loans, both non-PCI loans and PCI loans as of December 31, 2018:

	Accretable Discount - Non-PCI Loans	Accretable Discount - PCI Loans	Non-Accretable Discount - PCI Loans	Total
Beginning balance, January 1, 2018	$835	$-	$-	$835
Purchases	3,182	1,551	6,536	11,269
Accretion	(1,777)	(424)	(434)	(2,635)
Transfer[1]	(373)	(28)	(133)	(534)
Ending balance, December 31, 2018	$1,867	$1,099	$5,969	$8,935

1    Transfer was due to loans moved to OREO.

Loans to principal officers, directors, and their affiliates, which are made in the ordinary course of business, were as follows at December 31:

	2018	2017
Beginning balance	$1,524	$1,703
New loans	89	20
Repayments and other reductions	(196)	(199)
Change in related party status	-	-
Ending balance	$1,417	$1,524

No loans to principal officers, directors, and their affiliates were past due greater than 90 days at either December 31, 2018, or December 31, 2017.

Note 6: Allowance for Loan and Lease losses

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2018, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461
Charge-offs	41	13	1,548	(16)	(45)	147	409	2,097
Recoveries	157	-	447	35	1,146	364	265	2,414
Provision (Release)	263	55	2,049	(5)	(1,106)	(214)	186	1,228
Ending balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006

Ending balance: Individually evaluated for impairment	$-	$-	$239	$1	$50	$49	$13	$352
Ending balance: Collectively evaluated for impairment	2,832	734	10,231	968	1,881	1,400	608	18,654
Ending balance: Acquired and accounted for ASC 310-30	-	-	-	-	-	-	-	-
Total ending allowance balance	$2,832	$734	$10,470	$969	$1,931	$1,449	$621	$19,006

Loans:
Ending balance: Individually evaluated for Impairment	$-	$-	$9,785	$106	$8,196	$2,241	$31	$20,359
Ending balance: Collectively evaluated for impairment	314,323	78,806	811,156	108,284	398,872	138,201	16,061	1,865,703
Ending balance: Acquired and accounted for ASC 310-30	-	-	4,182	745	6,038	-	-	10,965
Total ending loans balance	$314,323	$78,806	$825,123	$109,135	$413,106	$140,442	$16,092	$1,897,027

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2017, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$1,629	$633	$9,547	$389	$2,178	$1,331	$451	$16,158
Charge-offs	25	215	309	23	1,347	386	1	2,306
Recoveries	30	-	161	377	980	243	18	1,809
Provision (Release)	819	274	123	180	35	258	111	1,800
Ending balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461

Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$53	$91	$-	$144
Ending balance: Collectively evaluated for impairment	2,453	692	9,522	923	1,793	1,355	579	17,317
Total ending allowance balance	$2,453	$692	$9,522	$923	$1,846	$1,446	$579	$17,461

Loans:
Ending balance: Individually evaluated for impairment	$-	$178	$3,041	$201	$14,575	$2,110	$7	$20,112
Ending balance: Collectively evaluated for impairment	272,851	68,147	747,950	84,961	298,822	110,723	14,056	1,597,510
Total ending loan balance	$272,851	$68,325	$750,991	$85,162	$313,397	$112,833	$14,063	$1,617,622

Changes in the ALLL by segment of loans based on method of impairment for the year ended December 31, 2016, were as follows:

			Real Estate	Real Estate	Real Estate
Allowance for loan and lease losses:	Commercial	Leases	Commercial	Construction	Residential	HELOC	Other[1]	Total
Beginning balance	$1,463	$633	$9,013	$265	$724	$2,050	$2,075	$16,223
Charge-offs	95	23	1,633	23	450	622	344	3,190
Recoveries	32	5	640	96	486	845	271	2,375
Provision (Release)	229	18	1,527	51	1,418	(942)	(1,551)	750
Ending balance	$1,629	$633	$9,547	$389	$2,178	$1,331	$451	$16,158

Ending balance: Individually evaluated for impairment	$-	$-	$246	$-	$803	$-	$-	$1,049
Ending balance: Collectively evaluated for impairment	1,629	633	9,301	389	1,375	1,331	451	15,109
Total ending allowance balance	$1,629	$633	$9,547	$389	$2,178	$1,331	$451	$16,158

Loans:
Ending balance: Individually evaluated for impairment	$240	$366	$6,448	$281	$12,468	$2,484	$-	$22,287
Ending balance: Collectively evaluated for impairment	227,873	55,085	729,799	64,439	263,757	99,142	16,427	1,456,522
Total ending loan balance	$228,113	$55,451	$736,247	$64,720	$276,225	$101,626	$16,427	$1,478,809

1  The “Other” class includes consumer loans, overdrafts and net deferred costs.

Note 7: Other Real Estate Owned

Details related to the activity in the other real estate owned (“OREO”) portfolio, net of valuation reserve, for the periods presented are itemized in the following table.

	Years Ended
	December 31,
Other real estate owned	2018	2017	2016
Balance at beginning of period	$8,371	$11,916	$19,141
Property additions, net of acquisition adjustments	3,316	3,796	1,785
Property improvements	59	-	16
Less:
Proceeds from property disposals, net of participation purchase and of gains/losses	3,990	5,633	7,456
Period valuation adjustments	581	1,708	1,570
Balance at end of period	$7,175	$8,371	$11,916

Activity in the valuation allowance was as follows:

	Years Ended
	December 31,
	2018	2017	2016
Balance at beginning of period	$8,208	$9,982	$14,127
Provision for unrealized losses	581	1,708	1,570
Reductions taken on sales	(762)	(3,482)	(5,867)
Other adjustments	-	-	152
Balance at end of period	$8,027	$8,208	$9,982

Expenses related to OREO, net of lease revenue includes:

	Years Ended
	December 31,
	2018	2017	2016
Gain on sales, net	$(792)	$(474)	$(374)
Provision for unrealized losses	581	1,708	1,570
Operating expenses	649	1,227	1,765
Less:
Lease revenue	42	296	218
Net OREO expense	$396	$2,165	$2,743

Note 8: Premises and Equipment

Premises and equipment at December 31 were as follows:

	2018			2017
		Accumulated			Accumulated
		Depreciation/	Net Book		Depreciation/	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Land	$18,501	$-	$18,501	$16,124	$-	$16,124
Buildings	43,376	23,913	19,463	41,499	22,935	18,564
Leasehold improvements	710	246	464	156	144	12
Furniture and equipment	45,258	41,247	4,011	42,910	39,982	2,928
Total Premises and Equipment	$107,845	$65,406	$42,439	$100,689	$63,061	$37,628

Note 9: Deposits

Major classifications of deposits at December 31 were as follows:

	December 31, 2018	December 31, 2017
Noninterest bearing demand	$618,830	$572,404
Savings	304,400	262,220
NOW accounts	425,878	429,448
Money market accounts	310,390	276,082
Certificates of deposit of less than $100,000	230,781	216,493
Certificates of deposit of $100,000 through $250,000	159,953	122,489
Certificates of deposit of more than $250,000	66,441	43,789
Total deposits	$2,116,673	$1,922,925

Growth in total deposits stemmed from the ABC Bank acquisition; the Company assumed $248.5 million of additional deposits, which consisted of time deposits of $99.0 million, savings, NOW, and money markets of $91.5 million, and noninterest bearing demand deposits of $58.0 million.  The Company had $30.4 million in brokered certificates of deposit as of December 31, 2018.  The Company had $18.8 million in brokered certificates of deposit as of December 31, 2017.  Deposits held by senior officers and directors, including their related interests, totaled $1.6 million and $2.6 million as of December 31, 2018 and 2017.

At December 31, 2018, scheduled maturities of time deposits were as follows:

2019	$276,349
2020	124,857
2021	38,036
2022	8,206
2023	9,727
Total time deposits	$457,175

Note 10: Borrowings

The following table is a summary of borrowings as of December 31, 2018, and December 31, 2017.  Junior subordinated debentures are discussed in detail in Note 11:

	December 31, 2018	December 31, 2017
Securities sold under repurchase agreements	$46,632	$29,918
Other short-term borrowings [1]	149,500	115,000
Junior subordinated debentures [2]	57,686	57,639
Senior notes	44,158	44,058
Notes payable and other borrowings	15,379	-
Total borrowings	$313,355	$246,615

1  Includes short-term FHLBC advances and the outstanding portion of an operating line of credit.

2   See Note 11: Junior Subordinated Debentures, below.

The Company enters into deposit sweep transactions where the transaction amounts are secured by pledged securities.  These transactions consistently mature within 1 to 90 days from the transaction date and are governed by sweep repurchase agreements.  All sweep repurchase agreements are treated as financings secured by U.S. government agencies, collateralized mortgage obligations, mortgage-backed securities and/or highly-rated issues of State and political subdivisions, and had a carrying amount of $46.6 million at December 31, 2018, and $29.9 million at December 31, 2017.  The fair value of the pledged collateral was $72.8 million and $40.0 million at December 31, 2018 and December 31, 2017, respectively.  At December 31, 2018, there were no customers with secured balances exceeding 10% of stockholders’ equity.

Total FHLBC advances are generally limited to the lower of 35% of total assets and the amount of acceptable collateral adjusted for applicable funding percentages as determined by the FHLBC.  As of December 31, 2018, the Bank primarily had outstanding advances in the amount of $149.5 million with $130.0 million at an interest rate of 2.52% and $15.5 million at a weighted average  interest rate at 1.95%. As of December 31, 2017, the Bank had outstanding advances in the amount of $115.0 million with $110.0 million at an interest rate of 1.42% and $5.0 million at an interest rate of 1.44%.  As of December 31, 2018, FHLBC stock owned by the Bank was valued at $7.2 million, the fair value of securities pledged to the FHLBC was $77.6 million, and the principal balance of loans pledged was $306.2 million.  The Bank also assumed $23.4 million of long-term FHLBC advances with the ABC acquisition. At December 31, 2018, these advances have a total outstanding balance of $15.4 million and are scheduled to mature over the next 7.25 years with interest rates ranging between 1.40% to 2.83%.  Based on the total amount of securities and loans pledged, the Bank had total borrowing capacity of $304.8 million.  Adjusting for the outstanding advances and letters of credit, the Bank had a remaining funding availability of $69.6 million on December 31, 2018.

The Company also has $44.2 million of senior notes outstanding, net of deferred issuance costs, as of December 31, 2018 and $44.1 million as of December 31, 2017. The senior notes mature in ten years, and terms include interest payable semiannually at 5.75% for five years.  Beginning December 2021, the senior debt will pay interest at a floating rate, with interest payable quarterly at three month LIBOR plus 385 basis points.  The notes are redeemable, in whole or in part, at the option of the Company, beginning with the interest payment date on December 31, 2021, and on any floating rate interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  As of December 31, 2018 and 2017, unamortized debt issuance costs related to the senior notes were $842,000 and $942,000, respectively, and are included as a reduction of the balance of the senior notes on the Consolidated Balance Sheet.  These deferred issuance costs will be amortized to interest expense over the ten year term of the notes and included in the Consolidated Statements of Income.

Scheduled maturities and weighted average rates of borrowings for the years ended December 31 were as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
2018	N/A	N/A	$144,918	0.86%
2019	$196,132	1.78%	-	-
2020	8,500	2.05	-	-
2021	-	-	-	-
2022	-	-	-	-
2023	-	-	-	-
Thereafter	108,723	6.07	101,697	6.01
Total borrowings	$313,355	3.28%	$246,615	2.98%

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

The Company sold an additional $25.0 million of cumulative trust preferred securities through a private placement completed by an additional, unconsolidated subsidiary, Old Second Capital Trust II, in April 2007. These trust preferred securities also mature in 30 years, but subject to the aforementioned regulatory approval, can be called in whole or in part on a quarterly basis commencing June 15, 2017.  The quarterly cash distributions on the securities are fixed at 6.77% through June 15, 2017, and float at 150 basis points over three-month LIBOR thereafter.  The Trust II issuance converted from fixed to float rate at three month LIBOR plus 150 basis points on June 16, 2017; as of December 31, 2018, the rate effective for the Trust II issuance was 4.37%.  Upon conversion to a floating rate, a cash flow hedge was initiated which resulted in the total interest rate period on the debt of 4.30% as of December 31, 2017, compared to the rate paid prior to June 15, 2017 of 6.77%.  The Company issued a new $25.8 million subordinated debenture to the Old Second Capital Trust II in return for the aggregate net proceeds of this trust preferred offering.  The interest rate and payment frequency on the debenture are equivalent to the cash distribution basis on the trust preferred securities.  Both of the debentures issued by the Company are disclosed on the Consolidated Balance Sheet as junior subordinated debentures and the related interest expense for each issuance is included in the Consolidated Statements of Income.  As of December 31, 2018 and 2017, unamortized debt issuance costs related to the junior subordinated debentures were $692,000 and $739,000 respectively, and are included as a reduction to the balance of the junior subordinated debentures on the Consolidated Balance Sheet.

Under the terms of the subordinated debentures issued to each of Old Second Capital Trust I and II, the Company is allowed to defer payments of interest for 20 quarterly periods without default or penalty, but such amounts continue to accrue.  Also during a deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock. As of December 31, 2018, the Company is current on the payments due on these securities.

Note 12: Income Taxes

Income tax expense for years ending December 31 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Current federal	$-	$(2,407)	$399
Current state	84	-	-
Deferred federal	6,226	11,724	6,824
Deferred state	3,614	372	1,597
Expense due to enactment of federal tax reform	-	9,475	-
Total income tax expenses	$9,924	$19,164	$8,820

The following were the components of the deferred tax assets and liabilities as of December 31:

	December 31, 2018	December 31, 2017
Allowance for loan and lease losses	$5,803	$5,377
Deferred compensation	665	650
Amortization of core deposit intangible	-	827
Goodwill amortization/impairment	4,698	6,087
Stock based compensation	1,377	866
Business combination adjustments	2,532	-
OREO write-downs	2,337	2,385
Federal net operating loss (“NOL”) carryforward	2,199	7,240
State net operating loss (“NOL”) carryforward	4,034	7,020
Other assets	1,401	1,017
Total deferred tax assets	25,046	31,469

Accumulated depreciation on premises and equipment	(443)	(384)
Mortgage servicing rights	(2,210)	(2,086)
Amortization of core deposit intangible	(130)	-
State tax benefits	(1,839)	(2,389)
Other liabilities	(741)	(545)
Total deferred tax liabilities	(5,363)	(5,404)
Net deferred tax asset before adjustments related to other comprehensive income	19,683	26,065
Tax effect of adjustments related to other comprehensive income (loss)	1,597	(709)
Net deferred tax asset	$21,280	$25,356

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  Among other things, the Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result the Company was required to remeasure, through income tax expense, deferred tax assets and liabilities using the enacted rate at which these items are expected to recover or settle.  The re-measurement of the Company’s net deferred tax asset resulted in additional income tax expense of approximately $9.5 million for the year ended December 31, 2017.  The Company also re-measured the net deferred tax asset as a result of the Illinois income tax increase effective as of July 1, 2017.  This resulted in a tax benefit of approximately $1.6 million for the year ended December 31, 2017.

At December 31, 2018, the Company had a $7.6 million federal net operating loss carryforward that is expected to expire in 2031 thru 2033.  The Company had a $39.9 million state net operating loss carryforward of which $39.7 million expires in 2025, and the rest expires starting in 2026.  In addition, the Company had a $2.6 million alternative minimum tax credit carryforward which does not expire and is carried  as a tax receivable since, under the new federal law; the Company expects to recover the entire amount by 2022 via refund or reduction of regular tax liability.

The components of the provision for deferred income tax expense for the years ending December 31 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Provision for loan and lease losses	$(426)	$1,680	$42
Deferred Compensation	(15)	85	(45)
Amortization of core deposit intangible	957	574	228
Stock based compensation	(511)	80	(132)
Business combination adjustments	927	-	-
OREO write-downs	48	2,725	1,807
Federal net operating loss carryforward	5,041	12,122	4,743
State net operating loss carryforward	2,986	715	1,011
Deferred tax credit	-	2,058	(309)
Depreciation	59	(297)	80
Mortgage servicing rights	124	(674)	276
Goodwill amortization/impairment	1,389	4,040	1,496
State tax benefits	(550)	(1,738)	(559)
Other, net	(189)	201	(217)
Total deferred tax expense	$9,840	$21,571	$8,421

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31 due to the following:

	December 31, 2018	December 31, 2017	December 31, 2016
Tax at statutory federal income tax rate	$9,227	$11,817	$8,577
Nontaxable interest income, net of disallowed interest deduction	(1,600)	(1,976)	(347)
BOLI income	(422)	(501)	(449)
State income taxes, net of federal benefit	2,927	1,775	1,148
Stock based compensation	(305)	-	-
Impact of Federal tax rate change	-	9,475	-
Impact of Illinois tax rate change	-	(1,566)	-
Other, net	97	140	(109)
Total tax at effective tax rate	$9,924	$19,164	$8,820

The Company evaluated positive and negative evidence in order to determine if it was more likely than not that the deferred tax asset would be recovered through future income.  Significant positive evidence evaluated included recent and projected earnings, significantly improved asset quality and an improved capital position.  No negative evidence was noted.

Note 13: Equity Compensation Plans

The Company’s 2008 Equity Incentive Plan was in effect for years prior to 2014, and authorized the issuance of the Company’s common stock, which included share grants in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights.  Under the 2008 Equity Incentive Plan, stock based awards were eligible to be granted to selected directors, officers or employees at the discretion of the Board of Directors.  All stock options granted under the 2008 Incentive Plan have vested; however, all such options issued prior to 2009 have expired as of December 31, 2017.  The Company granted 16,500 stock options in 2009 under the 2008 Equity Incentive Plan, 4,500 of which are vested and outstanding as of December 31, 2018.  The stock option awards had a vesting period of three years, and a term of ten years.  No other stock options were granted in 2009 through 2018.  There were 4,500 stock options exercised during 2018, no stock options exercised during 2017 and 1,500 stock options exercised during  2016.  At December 31, 2018, the Company had no unrecognized compensation cost related to unvested stock options as all stock options have fully vested.

A summary of stock option activity in the Plans for the years ending December 31, 2018, is as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (years)	Intrinsic Value
Beginning outstanding	9,000	$7.49	1.1	$55
Canceled	-	-	-	-
Exercised	(4,500)	7.49	-	(27)
Expired	-	-	-	-
Ending outstanding	4,500	$7.49	0.1	$25

Exercisable at end of period	4,500	$7.49	0.1	$25

A summary of stock option activity as of each year is as follows:

	2018	2017	2016
Intrinsic value of options exercised	$27	$-	$3
Cash received from option exercises	33	-	11
Tax benefit realized from option exercises	5	-	-
Weighted average fair value of options granted	-	-	-

There are stock-based awards outstanding under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) and the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan,” and together with the 2008 Plan, the “Plans”).  The 2014 Plan was approved at the 2014 annual meeting of stockholders; a maximum of 375,000 shares were authorized to be issued under this plan.  Following approval of the 2014 Plan, no further awards will be granted under the 2008 Plan or any other Company equity compensation plan.    At the May 2016 annual stockholders meeting, an amendment to the 2014 Plan authorized an additional 600,000 shares to be issued, which resulted in a total of 975,000 shares authorized for issuance under this plan.  The Plans authorize the granting of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, and stock appreciation rights.  Awards may be granted to selected directors and officers or employees under the 2014 Plan at the discretion of the Compensation Committee of the Company’s Board of Directors.  As of December 31, 2018, 169,791 shares remained available for issuance under the 2014 Plan.

Total compensation cost that has been charged for the 2014 Plan was $2.3 million, $1.2 million and $657,000 for the years ending December 31, 2018, 2017 and 2016 respectively.

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

There were 254,281 restricted awards issued during the year ending December 31, 2018.  There were 161,500 restricted awards issued during the year ending December 31, 2017.  Compensation expense is recognized over the vesting period of the restricted award based on the market value of the award on the issue date.

A summary of changes in the Company’s unvested restricted awards for the years ending December 31, 2018, is as follows:

	December 31, 2018
		Weighted
	Restricted	Average
	Stock Shares	Grant Date
	and Units	Fair Value
Unvested at January 1	465,000	$7.79
Granted	254,281	13.98
Vested	(167,000)	5.60
Forfeited	-	-
Unvested at December 31	552,281	$11.31

Total unrecognized compensation cost of restricted awards was $3.0 million as of December 31, 2018, which is expected to be recognized over a weighted-average period of 1.80 years.

Note 14: Earnings Per Share

The earnings per share, both basic and diluted, are included below as of December 31 (in thousands except for share data):

	2018	2017	2016
Basic earnings per share:
Weighted-average common shares outstanding	29,728,308	29,600,702	29,532,510
Net income	$34,012	$15,138	$15,684
Basic earnings per share	$1.14	$0.51	$0.53

Diluted earnings per share:
Weighted-average common shares outstanding	29,728,308	29,600,702	29,532,510
Dilutive effect of unvested restricted awards[1]	532,692	435,142	305,678
Dilutive effect of stock options and warrants	47,935	2,573	743
Diluted average common shares outstanding	30,308,935	30,038,417	29,838,931
Net Income	$34,012	$15,138	$15,684
Diluted earnings per share	$1.12	$0.50	$0.53

Number of antidilutive options and warrants excluded from the diluted earnings per share calculation	-	815,339	900,839

[1] Includes the common stock equivalents for restricted share rights that are dilutive.

The above earnings per share calculation did not include a warrant for 815,339 shares of common stock that was outstanding as of December 31, 2017 and 2016, because the warrant was anti-dilutive at an exercise price of $13.43.  Of note, the warrant was sold at auction by the Treasury in June 2013 to a third party investor.  On January 16, 2019, the warrant was exercised; see further disclosures in Note 1: Subsequent Events, above.

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

The following table is a summary of financial instrument commitments:

	December 31, 2018			December 31, 2017
	Fixed	Variable	Total	Fixed	Variable	Total
Letters of credit:
Borrower:
Financial standby	$327	$7,158	$7,485	$177	$3,770	$3,947
Commercial standby	-	397	397	-	354	354
Performance standby	532	6,381	6,913	241	7,594	7,835
	859	13,936	14,795	418	11,718	12,136
Non-borrower:
Performance standby	-	67	67	-	142	142
Total letters of credit	$859	$14,003	$14,862	$418	$11,860	$12,278

Unused loan commitments:	$89,303	$297,785	$387,088	$82,942	$260,061	$343,003

The Bank occupies facilities under long-term operating leases, some of which include provisions for future rent increases.  In addition, the Company leases space at sites that house automatic teller machines (ATMs).  The Company also receives rental income on certain leased properties.  As of December 31, 2018, aggregate future minimum rental income to be received under noncancelable leases totaled $123,000.  Total facility net operating lease expense or revenue recorded under all operating leases was a net expense of $180,000 and $64,000 in 2018 and 2017, respectively, and  net revenue of $25,000 in 2016.  Total ATM lease expense, including the costs related to servicing those ATM’s, was $979,000, $679,000 and $685,000 in 2018, 2017 and 2016, respectively; $208,000 of the 2018 expense was attributable to the acquisition of ABC Bank.

The following table below is the estimated aggregate minimum annual rental commitments at December 31, 2018:

	2019	2020	2021	2022	2023	2024
Rental commitment	$534	$478	$482	$368	$336	$346

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

Bank holding companies are required to maintain minimum levels of capital in accordance with capital guidelines implemented by the Board of Governors of the Federal Reserve System.  The general bank and holding company capital adequacy guidelines in force as of the periods reported are shown in the accompanying table, as are the capital ratios of the Company and the Bank, as of December 31, 2018, and December 31, 2017.

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

Capital levels and industry defined regulatory minimum required levels:

			Minimum Capital		To Be Well Capitalized Under
			Adequacy with Capital		Prompt Corrective
	Actual		Conservation Buffer if applicable[1]		Action Provisions[2]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Common equity tier 1 capital to risk weighted assets
Consolidated	$207,597	9.29%	$142,444	6.375%	N/A	N/A
Old Second Bank	295,599	13.29	141,791	6.375	$144,571	6.50%
Total capital to risk weighted assets
Consolidated	282,126	12.63	220,648	9.875	N/A	N/A
Old Second Bank	314,600	14.14	219,637	9.875	222,417	10.00
Tier 1 capital to risk weighted assets
Consolidated	263,125	11.78	175,960	7.875	N/A	N/A
Old Second Bank	295,599	13.29	175,153	7.875	177,934	8.00
Tier 1 capital to average assets
Consolidated	263,125	10.08	104,415	4.00	N/A	N/A
Old Second Bank	295,599	11.36	104,084	4.00	130,105	5.00

December 31, 2017
Common equity tier 1 capital to risk weighted assets
Consolidated	$179,853	9.25%	$111,801	5.750%	N/A	N/A
Old Second Bank	249,417	12.88	111,347	5.750	$125,870	6.50%
Total capital to risk weighted assets
Consolidated	251,383	12.93	179,837	9.250	N/A	N/A
Old Second Bank	266,873	13.78	179,142	9.250	193,667	10.00
Tier 1 capital to risk weighted assets
Consolidated	233,927	12.03	140,978	7.250	N/A	N/A
Old Second Bank	249,417	12.88	140,394	7.250	154,917	8.00
Tier 1 capital to average assets
Consolidated	233,927	10.08	92,828	4.00	N/A	N/A
Old Second Bank	249,417	10.79	92,462	4.00	115,578	5.00

[1]	As of December 31, 2018, amounts shown are inclusive of a capital conservation buffer of 1.875% as compared to December 31, 2017, of 1.25%.
[2]	The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized”.

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

Note 17: Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives.  It is the Company’s practice to sell mortgage-backed securities (“MBS”) contracts for the future delivery to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These contracts are also derivatives and collectively with the forward commitments for the future delivery of mortgage loans are considered forward contracts.  These mortgage banking derivatives are not designated in hedge relationships using the accepted accounting for derivative instruments and hedging activities at December 31:

	2018	2017
Forward contracts:
Notional amount	$9,315	$16,500
Fair value	(50)	3

Rate lock commitments:
Notional amount	$8,815	$10,478
Fair value	209	235

Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  The Company sold $133.9 million in loans to investors receiving proceeds of $137.6 million and resulting in a gain on sale of $3.8 million for the year ended December 31, 2018.  Sales to investors included $93.9 million, or 69.4%, to FNMA and $14.8 million, or 11.0%,to FHLMC for the year ended December 31, 2018.  No other individual investor was sold more than 10% of the total loans sold.

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

Transfers between levels are deemed to have occurred at the end of the reporting period.  At year end December 31, 2018, the Company had no securities transferred from Level 2 to Level 3.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The tables below present the balance of assets and liabilities at December 31, 2018, and December 31, 2017, measured by the Company at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,923	$-	$-	$3,923
U.S. government agencies	-	10,951	-	10,951
U.S. government agencies mortgage-backed	-	14,075	-	14,075
States and political subdivisions	-	265,902	8,165	274,067
Collateralized mortgage obligations	-	64,429	-	64,429
Asset-backed securities	-	109,514	-	109,514
Collateralized loan obligations	-	64,289	-	64,289
Loans held-for-sale	-	2,984	-	2,984
Mortgage servicing rights	-	-	7,357	7,357
Interest rate swap agreements	-	672	-	672
Mortgage banking derivatives	-	159	-	159
Total	$3,923	$532,975	$15,522	$552,420

Liabilities:
Interest rate swap agreements	$-	$672	$-	$672
Total	$-	$672	$-	$672

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Securities available-for-sale
U.S. Treasury	$3,947	$-	$-	$3,947
U.S. government agencies	-	13,061	-	13,061
U.S. government agencies mortgage-backed	-	12,214	-	12,214
States and political subdivisions	-	263,831	14,261	278,092
Corporate bonds	-	833	-	833
Collateralized mortgage obligations	-	63,671	2,268	65,939
Asset-backed securities	-	112,932	-	112,932
Collateralized loan obligations	-	54,421	-	54,421
Loans held-for-sale	-	4,067	-	4,067
Mortgage servicing rights	-	-	6,944	6,944
Interest rate swap agreements	-	727	-	727
Mortgage banking derivatives	-	238	-	238
Total	$3,947	$525,995	$23,473	$553,415

Liabilities:
Interest rate swap agreements	$-	$2,014	$-	$2,014
Total	$-	$2,014	$-	$2,014

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are as follows:

	Years Ended December 31, 2018
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2018	$2,268	$14,261	$6,944
Transfers into Level 3	-	-	-
Transfers out of Level 3	(1,308)	-	-
Total gains or losses
Included in earnings	35	-	(181)
Included in other comprehensive income	40	(746)	-
Purchases, issuances, sales, and settlements
Purchases	-	22,046	-
Issuances	-	-	1,146
Settlements	(1,035)	(27,396)	(552)
Ending balance December 31, 2018	$-	$8,165	$7,357

	Years Ended December 31, 2017
	Securities available-for-sale
	Collateralized	States and	Mortgage
	Mortgage	Political	Servicing
	Obligation	Subdivisions	Rights
Beginning balance January 1, 2017	$3,119	$22,226	$6,489
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in earnings	40	-	(270)
Included in other comprehensive income	21	(796)	-
Purchases, issuances, sales, and settlements
Purchases	-	16,712	-
Issuances	-	-	1,257
Settlements	(912)	(23,881)	(532)
Ending balance December 31, 2017	$2,268	$14,261	$6,944

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2018:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$7,357	Discounted Cash Flow	Discount Rate	10.0 - 229.7%	10.2%
			Prepayment Speed	7.0 - 68.9%	9.6%

The following table and commentary presents quantitative and qualitative information about Level 3 fair value measurements as of December 31, 2017:

					Weighted
Measured at fair value			Unobservable		Average
on a recurring basis:	Fair Value	Valuation Methodology	Inputs	Range of Input	of Inputs

Mortgage servicing rights	$6,944	Discounted Cash Flow	Discount Rate	10.0 - 34.3%	10.2%
			Prepayment Speed	7.0 - 68.4%	9.6%

In addition to the above, Level 3 fair value measurement included $8.2 million for state and political subdivisions representing various local municipality securities at December 31, 2018.  Level 3 fair value measurement included $14.3 million on the state and political subdivisions line and $2.3 million of collateralized mortgage obligations at December 31, 2017.  Given the small dollar amount and size of the municipality issuances involved, this is categorized as Level 3 based on the payment stream received by the Company from the municipalities.  That payment stream is otherwise an unobservable input.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP.  These assets consist of impaired loans and OREO.  For assets measured at fair value on a nonrecurring basis at December 31, 2018, and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each valuation and the carrying value of the related assets:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$12,163	$12,163
Other real estate owned, net[2]	-	-	7,175	7,175
Total	$-	$-	$19,338	$19,338

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $12.5 million and a valuation allowance of $352,000, resulting in an increase of specific allocations within the provision for loan and lease losses of $208,000 for the year ending December 31, 2018.

[2]

OREO is measured at the lower of carrying or fair value less costs to sell, and had a net carrying amount of $7.2 million, which is made up of the outstanding balance of $16.1 million, net of a valuation allowance of $8.0 million and participations of $900,000, at December 31, 2018.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Impaired loans[1]	$-	$-	$5,113	$5,113
Other real estate owned, net[2]	-	-	8,371	8,371
Total	$-	$-	$13,484	$13,484

[1]

Represents carrying value and related write-downs of loans for which adjustments are substantially based on the appraised value of collateral for collateral-dependent loans, had a carrying amount of $5.3 million and a valuation allowance of $144,000, resulting in an increase of specific allocations within the provision for loan and lease losses of $856,000 for the year ending December 31, 2017.

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

Note 19: Fair Value of Financial Instruments

The estimated fair values approximate carrying amount for all items except those described in the following table.  Securities available-for-sale fair values are based upon market prices or dealer quotes, and if no such information is available, on the rate and term of the security.  The carrying value of FHLBC stock approximates fair value as the stock is nonmarketable and can only be sold to the FHLBC or another member institution at par.  FHLBC stock is carried at cost and considered a Level 2 fair value.  For December 31, 2018, the fair values of loans and leases are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.  This is not comparable with the fair value disclosures for December 31, 2017, which were estimated using an entrance price basis.  For December 31, 2017, fair values of variable rate loans and leases with no significant change in credit risk were based on carrying values.  The fair values of other loans and leases were estimated using discounted cash flow analyses which used interest rates being offered for loans and leases with similar terms to borrowers of similar credit quality. The fair value of time deposits is estimated using discounted future cash flows at current rates offered for deposits of similar remaining maturities.  The fair values of borrowings were estimated based on interest rates available to the Company for debt with similar terms and remaining maturities.  The fair value of off balance sheet volume is not considered material. The fair value of mortgage banking derivatives is discussed in Note 17: Mortgage Banking Derivatives, above.

The carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,599	$38,599	$38,599	$-	$-
Interest bearing deposits with financial institutions	16,636	16,636	16,636	-	-
Securities available-for-sale	541,248	541,248	3,923	529,160	8,165
FHLBC and FRBC Stock	13,433	13,433	-	13,433	-
Loans held-for-sale	2,984	2,984	-	2,984	-
Net loans	1,878,021	1,867,594	-	-	1,867,594
Accrued interest receivable	10,940	10,940	-	10,940	-

Financial liabilities:
Noninterest bearing deposits	$618,830	$618,830	$618,830	$-	$-
Interest bearing deposits	1,497,843	1,495,614	-	1,495,614	-
Securities sold under repurchase agreements	46,632	46,632	-	46,632	-
Other short-term borrowings	149,500	149,500	-	149,500	-
Junior subordinated debentures	57,686	47,625	32,989	14,636	-
Senior notes	44,158	45,008	45,008	-	-
Note payable and other borrowings	15,379	18,050	-	18,050	-
Interest rate swap agreements	58	58	-	58	-
Borrowing interest payable	281	281	-	281	-
Deposit interest payable	973	973	-	973	-

	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,444	$37,444	$37,444	$-	$-
Interest bearing deposits with financial institutions	18,389	18,389	18,389	-	-
Securities available-for-sale	541,439	541,439	3,947	520,963	16,529
FHLBC and FRBC Stock	10,168	10,168	-	10,168	-
Loans held-for-sale	4,067	4,067	-	4,067	-
Net loans	1,600,161	1,586,722	-	-	1,586,722
Accrued interest receivable	8,595	8,595	-	8,595	-

Financial liabilities:
Noninterest bearing deposits	$572,404	$572,404	$572,404	$-	$-
Interest bearing deposits	1,350,521	1,346,339	-	1,346,339	-
Securities sold under repurchase agreements	29,918	29,918	-	29,918	-
Other short-term borrowings	115,000	115,000	-	115,000	-
Junior subordinated debentures	57,639	59,471	33,267	26,204	-
Senior notes	44,058	46,743	46,743	-	-
Interest rate swap agreements	1,287	1,287	-	1,287	-
Borrowing interest payable	140	140	-	140	-
Deposit interest payable	631	631	-	631	-

Note 20: Financial Instruments with Off-Balance Sheet Risk and Derivative Transactions

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate borrowings.  During the next twelve months, the Company estimates that an additional $24,000 will be reclassified as an increase to interest expense.

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

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company entered into a forward starting interest rate swap on August 18, 2015, with an effective date of June 15, 2017.  This transaction had a notional amount totaling $25.8 million as of December 31, 2018, was designated as a cash flow hedge of certain junior subordinated debentures and was determined to be fully effective during the period presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income, net of tax.  The amount included in other comprehensive income would be reclassified to current earnings should all or a portion of the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.  The Bank will pay the counterparty a fixed rate and receive a floating rate based on three month LIBOR.  The trust preferred securities changed from fixed rate to floating rate in June 15, 2017.  The cash flow hedge has a maturity date of June 15, 2037.

The Bank also has interest rate derivative positions to assist with risk management that are not designated as hedging instruments.  These derivative positions relate to transactions in which the Bank enters an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution.  The Bank had $260,000 of cash collateral pledged with one correspondent financial institution to support interest rate swap activity at December 31, 2018; no investment securities were required to be pledged.  At December 31, 2017, $4.2 million in investment securities were pledged to support interest rate swap activity with one correspondent financial institution; no cash was required to be pledged.  At December 31, 2018, the notional amount of non-hedging interest rate swaps was $188.9 million with a weighted average maturity of 6.6 years.  At December 31, 2017, the notional amount of non-hedging interest rate swaps was $153.4 million with a weighted average maturity of 6.6 years.  The Bank offsets derivative assets and liabilities that are subject to a master netting arrangement.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 and 2017.

Fair Value of Derivative Instruments

			December 31, 2018
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	58
Total derivatives designated as hedging instruments				-		58

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	25	188,931	Other Assets	672	Other Liabilities	672
Interest rate lock commitments and forward contracts	63	18,130	Other Assets	159	Other Liabilities	-
Other contracts	3	18,155	Other Assets	-	Other Liabilities	26
Total derivatives not designated as hedging instruments				831		698

			December 31, 2017
	No. of Trans.	Notional Amount $	Balance Sheet Location	Fair Value $	Balance Sheet Location	Fair Value $
Derivatives designated as hedging instruments
Interest rate swaps	1	25,774	Other Assets	-	Other Liabilities	1,287
Total derivatives designated as hedging instruments				-		1,287

Derivatives not designated as hedging instruments
Interest rate swaps with commercial loan customers	23	153,433	Other Assets	727	Other Liabilities	727
Interest rate lock commitments and forward contracts	93	26,978	Other Assets	238	Other Liabilities	-
Other contracts	3	15,959	Other Assets	-	Other Liabilities	13
Total derivatives not designated as hedging instruments				965		740

Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting

The fair value and cash flow hedge accounting related to derivatives covered under ASC Subtopic 815-20 impacted Accumulated Other Comprehensive Income (“AOCI”) and the Income Statement.  The gain recognized in AOCI on derivatives totaled $1.2 million as of December 31, 2018, and a loss in AOCI of $59,000 as of December 31, 2017.  The amount of the gain (loss) reclassified from AOCI to interest income or interest expense on the income statement totaled ($168,000) and ($212,000) for the years ended December 31, 2018, and December 31, 2017, respectively.

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

Other provisions of such agreements define certain events that may lead to the declaration of default and/or the early termination of the derivative transaction(s), including the following:

•	if the Company either defaults or is capable of being declared in default on any of its indebtedness (exclusive of deposit obligations);
•	if a merger occurs that materially changes the Company's creditworthiness in an adverse manner; or
•

If certain specified adverse regulatory actions occur, such as the issuance of a Cease and Desist Order, or citations for actions considered Unsafe and Unsound or that may lead to the termination of deposit insurance coverage by the Federal Deposit Insurance Corporation.

Note 21: Preferred Stock

The Series B preferred stock was issued as part of the Treasury’s Troubled Asset Relief Program and Capital Purchase Program in 2009.  Concurrent with issuing the Series B preferred stock in 2009, the Company issued to the Treasury a ten year warrant to purchase 815,339 shares of the Company’s common stock at an exercise price of $13.43 per share.  The Company recorded the warrant as equity, and the allocation was based on their relative fair values in accordance with accounting guidance.  The fair value was determined for both the Series B preferred stock and the warrant as part of the allocation process in the amounts of $68.2 million and $4.8 million, respectively.

In 2014 and 2015, the Company completed redemption of all 73,000 shares of Series B preferred stock issued in 2009.  As of December 31, 2018 and 2017, the only remaining component of the 2009 issuance was the warrant outstanding for 815,339 shares, valued at $4.8 million and carried within stockholders’ equity.  Preferred stock of 300,000 shares is authorized but unissued as of December 31, 2018 and 2017.  On January 16, 2019, the warrant was exercised; see further disclosures in Note 1: Subsequent Events, above.

Note 22: Parent Company Condensed Financial Information

Condensed Balance Sheets as of December 31 were as follows:

	2018	2017
Assets
Noninterest bearing deposit with bank subsidiary	$9,039	$23,011
Investment in subsidiaries	315,252	263,389
Other assets	12,997	17,139
Total assets	$337,288	$303,539

Liabilities and Stockholders’ Equity
Other short term borrowings	$4,000	$-
Junior subordinated debentures	57,686	57,639
Senior notes	44,158	44,058
Other liabilities	2,363	1,492
Stockholders’ equity	229,081	200,350
Total liabilities and stockholders' equity	$337,288	$303,539

Condensed Statements of Income for the years ended December 31 were as follows:

	2018	2017	2016
Operating Income
Cash dividends received from subsidiaries	$30,000	$-	$-
Other income	106	114	130
Total operating income	30,106	114	130
Operating Expenses
Junior subordinated debentures	3,716	4,002	4,334
Senior notes	2,688	2,689	112
Subordinated debt	-	-	949
Other interest expense	98	-	8
Other expenses	4,208	2,639	1,975
Total operating expense	10,710	9,330	7,378
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	19,396	(9,216)	(7,248)
Income tax benefit	(3,355)	(16)	(2,909)
Income (loss) before equity in undistributed net income of subsidiaries	22,751	(9,200)	(4,339)
Equity in undistributed net income of subsidiaries	11,261	24,338	20,023
Net income available to common stockholders	$34,012	$15,138	$15,684

Condensed Statements of Cash Flows for the years ended December 31 were as follows:

	2018	2017	2016
Cash Flows from Operating Activities
Net Income	$34,012	$15,138	$15,684
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(11,261)	(24,338)	(20,023)
Provision for deferred tax expense (benefit)	6,697	6,397	(1,039)
Net deferred tax expense due to DTA revaluation	-	3,908	-
Change in taxes payable	(1,211)	(4,797)	330
Change in other assets	97	74	171
Stock-based compensation	2,257	1,181	657
Other, net	172	(15)	282
Net cash (used in) provided by operating activities	30,763	(2,452)	(3,938)

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash and cash equivalents retained	(47,074)	-	-
Net cash (used in) investing activities	(47,074)	-	-

Cash Flows from Financing Activities
Net change in other short-term borrowings	4,000
Dividend paid on common stock	(1,189)	(1,184)	(888)
Purchases of treasury stock	(505)	(236)	(254)
Proceeds from the issuance of senior notes	-	-	43,994
Payment of senior note issuance costs	-	(42)	-
Repayment of subordinated debt	-	-	(45,000)
Repayment of note payable	-	-	(500)
Proceeds from exercise of stock (option)	33	-	11
Net cash provided by (used in) financing activities	2,339	(1,462)	(2,637)
Net change in cash and cash equivalents	(13,972)	(3,914)	(6,575)
Cash and cash equivalents at beginning of year	23,011	26,925	33,500
Cash and cash equivalents at end of year	$9,039	$23,011	$26,925

Note 23: Employee Benefit Plans

Old Second Bancorp, Inc. Employees 401(k) Savings Plan and Trust

The Company sponsors a qualified, tax-exempt defined contribution plan (the “401(k) Plan”) qualifying under section 401(k) of the Internal Revenue Code.  Virtually all employees are eligible to participate after meeting certain age and service requirements.  Eligible employees are permitted to contribute up to a dollar limit set by law of their compensation to the 401(k) Plan.  For the year ended December 31, 2018, the Company made a discretionary match equal to 100% of the first 3% and 50% of the next 2% to participants of the 401(k) Plan.   For the years ended December 31, 2017 and 2016, the Company made a discretionary match equal to 100% of first 3% contributed by participants of the 401(k) Plan.  Participants are 100% vested in the discretionary matching contributions.  Participants can choose between several different investment options under the 401(k) Plan, including shares of the Company’s common stock. An additional component of the 401(k) Plan arrangement allows the Company to make annual discretionary profit sharing contributions based on the Company’s profitability in a given year, and on each participant’s annual compensation.  The Company elected not to make a discretionary profit sharing contribution for the years end December 31, 2018, 2017 and 2016.

The total expense relating to the 401(k) Plan was approximately $1.1 million, $785,000 and $698,000 in 2018, 2017 and 2016, respectively.

Old Second Bancorp, Inc. Voluntary Deferred Compensation Plan for Executives

The Company sponsors an executive deferred compensation plan, which is a means by which certain executives may voluntarily defer a portion of their salary or bonus.  This plan is an unfunded, nonqualified deferred compensation arrangement.  Company obligations under this arrangement as of both December 31, 2018 and 2017 totaled $2.2 million and totaled $1.6 million as of December 31, 2016, and are included in other liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Old Second Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2018, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 6, 2019, expresses an unqualified opinion.

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

March 6, 2019

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the  “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2018, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference into this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Second Bancorp, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2018 of Old Second Bancorp, Inc. and Subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 6, 2019, expresses an unqualified opinion.

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

March 6, 2019

Item 9B.  Other Information

None.

   PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information required by Item 10 that is contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be  filed with the SEC within 120 days after December 31, 2018, on form DEF 14A (the “Proxy Statement”), under the caption “Director Qualifications.”

Other information required by this Item is incorporated by reference from the information contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations and Qualifications,” “Audit Committee,” and “Corporate Governance and the Board of Directors-General” in our Proxy Statement.

Item 11.  Executive Compensation

The Company incorporates by reference the information required by Item 11 that is contained in our Proxy Statement under the captions “Compensation Discussion and Analysis,” “Board’s Role in Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table sets forth information for (i) all equity compensation plans previously approved by the Company’s stockholders and (ii) all equity compensation plans not previously approved by the Company’s stockholders.  Equity compensation includes options, warrants, rights and restricted stock units which may be granted from time to time.  As of December 31, 2018, the below equity awards were outstanding:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon the	exercise price of	Number of
	exercise of outstanding	outstanding options	securities remaining
	options and restricted	and restricted	available for future
Plan category	stock units	stock units	issuance
Equity compensation plans approved by security holders[1]	556,781	$11.26	169,791
Equity compensation plans not approved by security holders	-	-	-
Total	556,781	$11.26	169,791

1 Reflects the outstanding awards under our 2014 Equity Incentive Plan and our 2008 Equity Incentive Plan, as well as the total remaining share reserve under our 2014 Equity Incentive Plan.

The Company incorporates by reference the other information that is required by this Item 12 that is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information that is required by this Item 13 that is contained in our Proxy Statement under the captions “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services

The Company incorporates by reference the information required by this Item 14 that is contained in our Proxy Statement under the caption “Accountant Fees.”

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

(3)	Exhibits: See Exhibit Index.

Item 16.  Form 10-K Summary

Not Applicable.

Exhibits:

EXHIBIT NO.	EXHIBIT INDEX Description of Exhibits
3.1	Restated Certificate of Incorporation of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 11, 2016.
3.2	Amended and Restated Bylaws of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on March 11, 2016).
4.1	Specimen Common Stock Certificate of Old Second Bancorp, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on January 17, 2014).
4.2

Indenture, dated as of December 15, 2016, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016).

4.3

First Supplemental Indenture, dated as of December 15, 2016, between the Company and Wells Fargo Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 15, 2016).

4.4	Form of 5.750% Fixed-to-Floating Rate Senior Notes Due 2026 (incorporated by reference to Exhibit 5.1 of the Company’s Current Report on Form 8-K filed on December 15, 2016).
4.5	Warrant to Purchase Shares of Common Stock, dated January 16, 2009 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2009).
10.1	Form of Indenture relating to trust preferred securities (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 20, 2003).
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

10.6*	Amendment to the Old Second Bancorp, Inc. Supplemental Executive and Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 24, 2005).
10.7*	2008 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.8*	2008 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.9*	2008 Equity Incentive Plan Incentive Stock Option (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.10*	2008 Equity Incentive Plan Non-Qualified Stock Option (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 23, 2009).
10.11*

Restated Old Second Bancorp, Inc. 2014 Equity Incentive Plan (restated to combine the 2014 Equity Incentive Plan included as Appendix A to the Company’s Proxy Statement filed on Form DEFA filed on April 21, 2014 and the First Amendment thereto and to correct a scrivener’s error in such First Amendment included as Appendix A to the Company’s Proxy Statement filed on Form DEF14A filed on April 12, 2016) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2018).

10.12*

Offer Letter, dated August 1, 2016, between Old Second National Bank and Gary Collins - (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.13*	2014 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 24, 2014).
10.14*	2014 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed on June 24, 2014).
10.15*	Old Second Bancorp, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed on September 12, 2006).
10.16*

Retirement Agreement and Release by and between Old Second Bancorp, Inc. and J. Douglas Cheatham, effective March 15, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 17, 2017).

10.17*	Offer letter, dated April 3, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).
10.18*

Revised Compensation and Benefits Assurance Agreement, dated as of April 25, 2017, between the Company and Gary Collins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.19*

Compensation and Benefits Assurance Agreement, dated May 2, 2017, between the Company and Bradley Adams (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).

10.20*

First Amendment of Old Second Bancorp, Inc. Employment Agreement with James Eccher, dated as of September 1, 2017(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 1, 2017).

.

10.21*

Form of Compensation and Benefits Assurance Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 1, 2017).  Pursuant to Instruction 2 of Item 601, one form of Compensation and Benefits Assurance Agreement has been filed which has been executed by each of the following executive officers: Keith Gottschalk and Donald Pilmer.

10.22*	Executive Annual Incentive Plan dated February 19, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 23, 2018).
10.23*	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 18, 2018).
10.24*	Form of Director Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018).
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21.1	A list of all subsidiaries of the Company.
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets December 31, 2018, and December 31, 2017; (ii) Consolidated Statements of Income Years Ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income Years Ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows Years Ended December 31, 2018, 2017 and 2016; (v) Changes in Stockholders’ Equity Years Ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD SECOND BANCORP, INC.

	BY:	/s/ James L. Eccher
James L. Eccher
President and Chief Executive Officer

DATE: March 07, 2019

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Skoglund	Chairman of the Board, Director	March 07, 2019
William B. Skoglund
President and Chief Executive Officer, Director Old Second Bancorp and
/s/ James L. Eccher	Old Second National Bank (principal executive officer)	March 07, 2019
James L. Eccher
Executive Vice President and
/s/ Bradley S. Adams	Chief Financial Officer (principal financial and accounting officer)	March 07, 2019
Bradley S. Adams

/s/ Gary Collins	Vice Chairman of the Board, Director	March 07, 2019
Gary Collins

/s/ Edward Bonifas	Director	March 07, 2019
Edward Bonifas

/s/ Barry Finn	Director	March 07, 2019
Barry Finn

/s/ William Kane	Director	March 07, 2019
William Kane

/s/ John Ladowicz	Director	March 07, 2019
John Ladowicz

/s/ Hugh McLean	Director	March 07, 2019
Hugh McLean

/s/ Duane Suits	Director	March 07, 2019
Duane Suits

/s/ James F. Tapscott	Director	March 07, 2019
James F. Tapscott

/s/ Patti Temple Rocks	Director	March 07, 2019
Patti Temple Rocks